Form 10-Q
period 1995-03-31
FIRST OF LONG ISLAND CORP
filed 1995-05-08
CIK 740663

                                 FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended     March 31, 1995
                      --------------


Commission file number  0-12220
                        -------

                     THE FIRST OF LONG ISLAND CORPORATION
- - - - - - - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  NEW YORK                             11-2672906
- - - - - - - -------------------------------------------------------------------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)


     10 Glen Head Road, Glen Head, New York              11545
- - - - - - - -----------------------------------------------------------------------------
    (Address of principal executive offices)           (zip Code)


                                 (516) 671-4900
- - - - - - - -----------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


                                 Not Applicable
- - - - - - - -----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,399,034 SHARES OF COMMON STOCK, PAR VALUE $.10 PER SHARE, OUTSTANDING AS OF APRIL 19, 1995.

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY


                                   INDEX


PART I.  FINANCIAL INFORMATION
- - - - - - - ------   ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1995 and
         December 31, 1994

         Consolidated Statements of Income - Three months ended March 31, 1995 and 1994

         Consolidated Statements of Cash Flows - Three months ended March 31, 1995 and 1994

         Consolidated Statements of Changes in Stockholders' Equity - Three months ended March 31, 1995 and 1994

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II. OTHER INFORMATION
- - - - - - - -------- -----------------

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

SIGNATURES
- - - - - - - ----------

PART I.  FINANCIAL INFORMATION
- - - - - - - -------  ---------------------

THE FIRST OF LONG ISLAND CORPORATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS


                                                      March 31, 1995    December 31, 1994
                                                       (Unaudited)           (Note)
                                                      --------------    -----------------
ASSETS
Cash and Due From Banks                                $ 19,899,031       $ 20,512,716
Federal Funds Sold                                       46,300,000         11,500,000

Investment Securities:
  Available for sale, at market value                    43,894,738         44,872,959
  Held to maturity (Market Value $159,162,000)          161,941,132        167,758,845
                                                       -------------      -------------
    Total Investment Securities (Market Value
    $203,057,000 in 1995 and $205,814,000 in 1994)      205,835,870        212,631,804

Loans:
  Commercial                                             19,049,867         19,656,219
  Real Estate                                           113,946,807        115,855,485
  Installment                                             9,290,016          8,960,640
                                                       -------------      -------------
    Total Loans                                         142,286,690        144,472,344
  Less: Unearned Income                                    (847,687)          (859,057)
    Allowance for Loan Losses                            (3,605,759)        (3,600,162)
                                                       -------------      -------------
    Net Loans                                           137,833,244        140,013,125

Premises and Equipment                                    5,063,973          4,961,547
Other Assets                                              6,338,703          6,435,697
                                                       -------------      -------------
    Total Assets                                       $421,270,821       $396,054,889
                                                       -------------      -------------
                                                       -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                109,091,288       $109,473,146
  Savings, NOW, and Money Market                        229,674,254        211,068,894
  Time                                                   36,393,627         30,984,435
                                                       -------------      -------------
    Total Deposits                                      375,159,169        351,526,475

Accrued Taxes, Expenses and Other Liabilities             1,425,581          1,920,809
                                                       -------------      -------------
    Total Liabilities                                   376,584,750        353,447,284

STOCKHOLDERS' EQUITY
Common Stock, $.10 Par Value; 5,000,000 Shares
 Authorized; Shares Issued and Outstanding:
 1995-1,399,034, 1994-1,400,384                             139,903            140,038
  Surplus                                                 7,555,883          7,619,723
  Retained Earnings                                      37,574,109         36,214,413
  Unrealized Depreciation
   on Securities Available for Sale, Net                   (583,824)        (1,366,569)
                                                       -------------      -------------
    Total Stockholders' Equity                           44,686,071         42,607,605
    Total Liabilities and Stockholders' Equity         $421,270,821       $396,054,889
                                                       -------------      -------------
                                                       -------------      -------------

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1994 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                          Three Months Ended
                                                                               March 31,
                                                                        1995               1994
                                                                     -----------       -----------
                                                                     (Unaudited)       (Unaudited)
INTEREST INCOME

  Loans, Including Fees on Loans                                     $3,228,059        $2,679,035
  Federal Funds Sold                                                    293,959            58,583

  Investment Securities:
    Available for sale                                                  711,760           713,662
    Held to maturity                                                  2,569,636         2,266,929
                                                                     -----------       -----------
      Total Interest Income                                           6,803,414         5,718,209

INTEREST EXPENSE
  Savings, NOW, and Money Market Deposits                             1,720,190         1,137,028
  Time Deposits                                                         380,137           191,546
                                                                     -----------       -----------

      Total Interest Expense                                          2,100,327         1,328,574
                                                                     -----------       -----------

      NET INTEREST INCOME                                             4,703,087         4,389,635

Provision for Loan Losses                                                     0                 0
                                                                     -----------       -----------
      Net Interest Income After Provision for Loan Losses             4,703,087         4,389,635

NONINTEREST INCOME
  Trust Department Income                                               262,033           242,301
  Service Charges on Deposit Accounts                                   481,045           491,584
  Net Securities Gains                                                    3,765                 0
  Other Income                                                           80,231           217,233
                                                                     -----------       -----------
      Total Other Income                                                827,074           951,118

OTHER OPERATING EXPENSES
  Salaries                                                            1,482,260         1,360,656
  Employee Benefits                                                     613,776           514,742
  Net Occupancy Expense                                                 277,420           261,450
  Equipment Expense                                                     186,745           183,421
  Other Expense                                                         958,064           882,387
                                                                     -----------       -----------
      Total Other Expense                                             3,518,265         3,202,656

      Income Before Income Taxes                                      2,011,896         2,138,097

Provision for Income Taxes                                              652,200           704,200
                                                                     -----------       -----------
      Net Income                                                      1,359,696         1,433,897
                                                                     -----------       -----------
                                                                     -----------       -----------

      Net Income Per Share                                                $0.96             $1.01
                                                                     -----------       -----------
                                                                     -----------       -----------


See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended
                                                                                 March 31,
                                                                          1995              1994
                                                                      ------------     -----------
                                                                      (Unaudited)      (Unaudited)
OPERATING ACTIVITIES
  Net Income                                                            $1,359,696     $ 1,433,897
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for depreciation and amortization                          160,002         152,500
      Accretion of investment securities
        premiums, net                                                     (449,118)       (120,984)
      Realized gain on investment securities                                  (265)
      Decrease (increase) in other assets                                1,751,117        (459,891)
      Increase in accrued taxes, expenses
        and other liabilities                                               64,925         191,487
                                                                       ------------    -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,886,357       1,197,009

INVESTING ACTIVITIES
  Proceeds from sales of investment securities Available for Sale          265,265
  Proceeds from maturities of investment securities Held to Maturity    27,914,448      40,321,676
  Proceeds from maturities of investment securities Available for Sale   2,000,000
  Purchase of investment securities Held to Maturity                   (23,640,919)    (31,071,928)
  Purchase of investment securities Available for Sale                    (164,855)     (1,051,563)
  Net decrease (increase)  in loans                                      2,179,881      (3,609,882)
  Purchases of premises and equipment                                     (262,428)       (112,760)
                                                                       ------------    -----------
   NET CASH USED IN INVESTING ACTIVITIES                                 8,291,392       4,475,543


FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                             23,632,694        (132,313)
  Cash dividends paid                                                     (560,153)       (506,398)
  Repurchase of Common Stock                                               (76,500)       (367,867)
  Exercise of stock options                                                 12,525          49,990
                                                                       ------------    -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                            23,008,566        (956,588)

   INCREASE IN CASH AND CASH EQUIVALENTS                                34,186,315       4,715,964
Cash and cash equivalents at beginning of period                        32,012,716      20,596,961
                                                                       ------------    -----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $66,199,031     $25,312,925
                                                                       ------------    -----------
                                                                       ------------    -----------

The Corporation made interest payments of $2,051,664 and $1,334,181 and tax payments of $192,300 and $195,509 for the three months ended March 31, 1995 and 1994, respectively.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                             Unrealized
                                                                                            Appreciation/
                                                                                            Depreciation
                                         Common Stock                        Retained      on Securities
                                      Shares       Amount       Surplus      Earnings     Available for Sale       Total
                                     ----------   ---------   -----------   -----------   ------------------    ------------
Balance January 1, 1994              1,406,701    $140,670    $8,012,403    $31,249,852                         $39,402,925
  Net Income                                                                  1,433,897                           1,433,897
Exercise of Incentive
  Stock Option                           2,072         207         49,783                                            49,990
Repurchase and Retirement of
  Common Stock                         (10,403)     (1,040)      (366,827)                                         (367,867)
Unrealized depreciation on
  Securities Available for Sale, Net                                                              (62,250)          (62,250)
                                     ----------   ---------   -----------   -----------   ------------------    ------------
Balance March 31, 1994               1,398,370    $139,837    $7,695,359    $32,683,749          ($62,250)      $40,456,695
                                     ----------   ---------   -----------   -----------   ------------------    ------------
                                     ----------   ---------   -----------   -----------   ------------------    ------------

Balance January 1, 1995              1,400,384    $140,038    $7,619,723    $36,214,413       ($1,366,569)      $42,607,605
  Net Income                                                                  1,359,696                           1,359,696
Exercise of Incentive
  Stock Option                             650          65        12,460                                             12,525
Repurchase and Retirement of
  Common Stock                          (2,000)       (200)      (76,300)                                           (76,500)
Unrealized appreciation on
  Securities Available for Sale, Net                                                              782,745           782,745
                                     ----------   ---------   -----------   -----------   ------------------    ------------
Balance March 31, 1995               1,399,034    $139,903    $7,555,883    $37,574,109         ($583,824)      $44,686,071
                                     ----------   ---------   -----------   -----------   ------------------    ------------
                                     ----------   ---------   -----------   -----------   ------------------    ------------


See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 1995

FINANCIAL STATEMENT PRESENTATION

    In the opinion of The First of Long Island Corporation, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations and cash flows for the periods presented. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

EARNINGS PER SHARE

      Earnings per share are calculated by dividing Net Income by the weighted average number of shares outstanding including common stock equivalents. The weighted average shares outstanding for the three month periods ended March 31, 1995 and 1994 are 1,423,524 and 1,420,208 respectively.

INVESTMENT SECURITIES

      The following table sets forth the Investment Securities for the three months ended March 31, 1995:


                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized   Market
                                     Cost       Gains        Losses     Value
                                  ---------------------------------------------
                                                (In Thousands)
SECURITIES HELD TO MATURITY
AT AMORTIZED COST:
U.S. Treasuries                    $ 74,609      $276       $1,099     $ 73,786
U.S. Government Agencies             41,557       277        1,670       40,164
State and Municipals                 35,426       184          619       34,991
Collateralized Mortgage Obligations   9,361        78          192        9,247
Other                                   988                     14          974
                                  ---------------------------------------------
   Total                           $161,941      $815       $3,594     $159,162

SECURITIES AVAILABLE FOR SALE
AT MARKET VALUE:
U.S. Treasuries                    $ 34,404      $112      $  535      $ 33,981
State and Municipals                  4,298        44          44         4,298
Collateralized Mortgage Obligations   5,937                   448         5,489
Other                                   127                                 127
                                  ---------------------------------------------
   Total                           $ 44,766      $156      $1,027      $ 43,895


      Effective January 1, 1994 Statement of Financial Accounting Standards No. 115 was adopted by the Corporation, increasing securities available for sale by $45,626,000 and Stockholders' Equity (on an after tax basis) by $835,000 which represented the net unrealized gain on available for sale securities.

                      THE FIRST OF LONG ISLAND CORPORATION

Item 2

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

FINANCIAL CONDITION

        Total assets of The First of Long Island Corporation at March 31, 1995 were $421.3 million, reflecting an increase of $25.2 million or 6.4% from the previous year end. Included in the increase was a temporary time deposit of approximately $16 million in escrowed funds received on the last day of the period. These temporary funds are excluded from the following discussion and analysis.

        Demand deposits were relatively level with year end figures at a current balance of $109.1 million, while savings, NOW, money market and other time deposits increased $8.1 million or 3.4% Checking accounts, which comprise the largest part of demand deposits, were up significantly in 1995 over the same quarter of the prior year; average balances increased by $13 million or 14%. Total deposits, on both an actual and average basis, represented 89% of total assets. The continued strong deposit base of the Corporation remains as its primary funding source and allows for the absence of need for borrowings or purchasing of funds.

        Earning assets at March 31, 1995 increased approximately $10 million or 2.7% from the previous year end. Earning assets include federal funds sold, investment securities, and loans.

        Investment securities showed a decrease of $6.8 million or 3.2% from the previous year end, while federal funds sold showed an increase of $18.9 million. These combined figures reflect an increase in overall invested funds of $12.1 million or 5.4%. Since the previous year end, the decrease in investment securities was the result of prepayments on mortgage-backed U.S. Agency securities and collateralized mortgage obligations, along with the maturities of municipal securities. Total invested funds represent the Corporation's largest component of earning assets and constituted 58.3% of total assets at period end and 56.6% at the previous year end. Included in these funds were approximately $53.9 million in short term maturities of less than one year. Short term investments contribute substantially to the Corporation's liquidity. The Corporation does not purchase any noninvestment grade securities other than occasionally from local issuers, nor does it maintain an investment trading account.

        Total loans were $142.3 million at March 31, 1995 compared to $144.5 million at the previous year end, reflecting a decrease of $2.2 million or

1.5%. Although there appeared to have been some signs of improvement towards the end of last year, loan demand was soft in this recent period. Real estate mortgage loans account for the major portion of outstandings as well as activity. Total loans at period end were 35.1% of total assets compared with 36.5% at the previous year end. The Corporation's loan portfolio is comprised of domestic loans only and does not include participation in transactions commonly known as leveraged buy-outs of publicly held companies.

        The allowance for loan losses at March 31, 1995 was $3.6 million or 2.5% of total loans, remaining relatively level with the previous year end. No provision for loan losses was deemed necessary for the current period as well as for the entire previous year. For the current three months of 1995, recoveries exceeded charge-offs by $6 thousand. Accruing loans which were past due ninety days or more amounted to $78.1 thousand compared with $3.2 thousand at the previous year end. Nonaccrual loans were $484.6 thousand compared to $515.8 thousand at the previous year end. The current allowance as a percent of past due and nonaccrual loans was 474.7%. Although the present reserve for loan losses is considered appropriate, management maintains concern over the lackluster Long Island economy. The possibilities of future increases in losses and delinquencies in the loan portfolio remain.

        Total stockholders' equity of $44.7 million showed an increase of $2.1 million or 4.9% from the previous year end. Investment securities determined available for sale under Financial Accounting Standards Board Release No. 115 (FASB 115), reflected in both the previous year end and in the current three month period, are carried at market rather than amortized value. As a result, under stockholders' equity, unrealized depreciation net of taxes at quarter end was recorded at $583.8 thousand and at $1,366.6 thousand for the previous year end.

        Liquidity and capital resources continue to exceed substantially the regulatory requirements. The comparison of risk-based capital ratios maintained at period end to regulatory minimum requirements were as follows:

                            Minimum
                            Required   March 31   Dec.31   Sept 30   June 30
                              Rate       1995      1994      1994     1994
                            --------   --------   ------   -------   -------
Total  Capital Ratio          8.00%     29.57%    27.81%    26.67%    26.30%
Tier I Capital Ratio          4.00%     28.31%    26.55%    25.41%    25.04%
Leverage Ratio                4.00%     11.02%    10.76%    10.65%    10.41%


        The asset/liability sensitivity position is regularly monitored by management to assure maintenance of adequate liquidity and proper balance between interest sensitive assets and interest sensitive liabilities. The most current position is considered to be adequate.

RESULTS OF OPERATIONS

        Net income for the first quarter of 1995 was $1,360 thousand or $.96 per share compared with $1,434 thousand or $1.01 per share for the first quarter of 1994, showing a slight decline of $74 thousand or 5%.

        Net interest income is the Corporation's primary source of income and was higher during the current quarter compared to the same period last year. Quarter end performance for March 1995 was up $313 thousand or 7.1% from quarter end March 1994. The respective net interest margin comparison was 5.26% versus last year's 5.17%.

        Noninterest income, net of securities transactions, however, reflected a decrease of $128 thousand or 13% in comparison to the same period last year. The decline was reflective mostly of greater nonrecurring income that was included in the first quarter of 1994 as compared to the current period's performance.

        Gains on the sale of securities amounted to $3.8 thousand compared to no such transactions for the previous period. Current performance was mainly the result of certain municipal issues being called.

        Operating expenses increased $316 thousand or 9.9% for the first quarter of 1995 compared with the first quarter of 1994. The larger components of increases were salaries and employee benefits. FDIC Insurance continues as a large factor in noninterest expense, amounting to $192 thousand for the current three month period and $185 thousand for the similar period of 1994 (approximating 20% of other operating expenses). The Federal Deposit Insurance Corporation recently proposed to reduce the assessment paid by "well capitalized" banks (a group of which the subsidiary bank is part) during the second half of 1995.

        No provisions for loan losses were considered necessary for either the current period or the compared previous period.

        Return on average assets (ROA) and return on average stockholders' equity (ROE) for the current three month period were 1.36% and 12.55%, respectively, compared with 1.51% and 14.29%, respectively, for the similar period of 1994. The differentials are largely the results of increased assets and increased stockholder's equity relative to the current level of net income.

OTHER INFORMATION

        Capital expenditures for the year are presently estimated at approximately $1,540 thousand. These expenditures are intended to cover costs of furniture and equipment, facility improvements, and branch office expansion.

Expenditures for the three months ended March 31, 1995 amounted to $262 thousand and are expected to remain within budgeted amounts.

        Recently, the Corporation opened its fourteenth office, a commercial banking facility in the nearby community of Valley Stream, in conformity with its plans of expansion.

        Stock repurchase plans have been approved by the Board of Directors since 1988, authorizing the Corporation to repurchase shares of its own common stock in market or private transactions. Nine such plans have been initiated since that date involving the repurchase of 20,000 to 25,000 shares per plan. The ninth, or current, plan for 25,000 shares was approved in January 1994. Under this plan the authorization approximates one and three quarters percent of the Corporation's then outstanding shares of 1,398,370 shares. At quarter end, 18,745 shares remain to be repurchased under this current plan. It is the Corporation's belief that these repurchases of shares will help maximize shareholder value. The stock purchases are financed through available Corporate cash.

        The subsidiary bank underwent a routine safety and soundness and Bank Information Systems (BIS) examination during the third quarter of 1994 by the Office of the Comptroller of the Currency. The Corporation was examined by Federal Reserve Bank of New York Examiners during the first quarter of 1993. Management is not aware, nor has it been apprised by any regulatory authority, of any current recommendations that would have a material effect on the Corporation's liquidity, capital resources and operations.

        The First of Long Island Corporation was organized as a New York corporation on February 7, 1984 for the purpose of becoming a one bank holding company. On April 30, 1984 the Corporation commenced operations as a bank holding company when it acquired all the outstanding stock of The First National Bank of Long Island. The Bank, which was chartered under national banking laws in 1927, currently maintains fourteen offices in Nassau and Suffolk Counties. The Corporation is not, nor has it been, involved in any acquisitions or mergers.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  THE FIRST OF LONG ISLAND CORPORATION




MAY 2, 1995            By: /s/  J. WILLIAM JOHNSON
- - - - - - - -----------               ----------------------------------------------------
  Date                    J. William Johnson, President, Chairman of the Board
                          and Chief Executive Officer




MAY 1, 1995            By: /s/  WILLIAM J. WHITE
- - - - - - - -----------               ----------------------------------------------------
  Date                    William J. White, Vice President and Treasurer
                          (Chief Financial Officer)