Form 10-Q
period 1995-06-30
FIRST OF LONG ISLAND CORP
filed 1995-08-10
CIK 740663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended      June 30, 1995
                                    ---------------------------------------

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________________ to _______________



                 Commission file number  0-12220
                                        ---------


                      THE FIRST OF LONG ISLAND CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            NEW YORK                                  11-2672906
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)





     10 Glen Head Road, Glen Head, New York                 11545
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)              (Zip Code)



                                 (516) 671-4900
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes X  No   .
                                                       ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,396,896 SHARES OF COMMON STOCK, PAR VALUE $.10 PER SHARE, OUTSTANDING AS OF JULY 24, 1995.

    THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY

              INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1.  Financial Statements

         Consolidated Balance Sheets                                         3

         Consolidated Statements of Income                                   4

         Consolidated Statements of Cash Flows                               5

         Consolidated Statements of Changes in Stockholders' Equity          6

         Notes to Consolidated Financial Statements                          7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K                                    16



SIGNATURES

  PART I. FINANCIAL INFORMATION

  THE FIRST OF LONG ISLAND CORPORATION
  Item 1 Financial Statements


CONSOLIDATED BALANCE SHEETS                                             June 30, 1995   December 31, 1994
                                                                          (Unaudited)            (Note)
                                                                    -----------------   -----------------
ASSETS
  Cash and Due From Banks                                                 $22,489,438         $20,512,716
  Federal Funds Sold                                                       33,000,000          11,500,000

  Investment Securities:
    Available for sale, at market value                                    44,032,642          44,872,959
    Held to maturity (Market Value $158,507,000 in 1995
      and $160,941,000 in 1994)                                           158,470,660         167,758,845
                                                                    -----------------   -----------------
      Total Investment Securities (Market Value
      $202,540,000 in 1995 and $205,814,000 in 1994)                      202,503,302         212,631,804

  Loans:
    Commercial                                                             22,427,862          19,656,219
    Real Estate                                                           114,587,520         115,855,485
    Installment                                                             9,550,493           8,960,640
                                                                    -----------------   -----------------

      Total Loans                                                         146,565,875         144,472,344
  Less: Unearned Income                                                      (825,932)           (859,057)
    Allowance for Loan Losses                                              (3,604,878)         (3,600,162)
                                                                    -----------------   -----------------

    Net Loans                                                             142,135,065         140,013,125

  Premises and Equipment                                                    5,001,677           4,961,547
  Other Assets                                                              6,170,131           6,435,697
                                                                    -----------------   -----------------
      Total Assets                                                       $411,299,613        $396,054,889
                                                                    -----------------   -----------------
                                                                    -----------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                               $115,475,328        $109,473,146
    Savings, NOW, and Money Market                                        212,211,561         211,068,894
    Time                                                                   35,727,307          30,984,435
                                                                    -----------------   -----------------
      Total Deposits                                                      363,414,196         351,526,475
  Accrued Taxes, Expenses and Other Liabilities                             1,869,200           1,920,809
                                                                    -----------------   -----------------

      Total Liabilities                                                   365,283,396         353,447,284

STOCKHOLDERS' EQUITY
  Common Stock, $.10 Par Value; 5,000,000 Shares
    Authorized; Shares Issued and Outstanding:
    1995-1,396,896, 1994-1,400,384                                            139,690             140,038
  Surplus                                                                   7,385,168           7,619,723
  Retained Earnings                                                        38,432,150          36,214,413
  Unrealized Appreciation (Depreciation)
    on Securities Available for Sale, Net                                      59,209          (1,366,569)
                                                                    -----------------   -----------------
      Total Stockholders' Equity                                           46,016,217          42,607,605
      Total Liabilities and Stockholders' Equity                         $411,299,613        $396,054,889
                                                                    -----------------   -----------------
                                                                    -----------------   -----------------


NOTE: THE BALANCE SHEET AT DECEMBER 31, 1994 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF INCOME


                                                                Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                               1995           1994           1995          1994
                                                            -----------    -----------    -----------   -----------
                                                            (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
INTEREST INCOME
  Loans, Including Fees on Loans                            $3,276,104     $2,835,360     $6,504,163    $5,514,395
    Federal Funds Sold                                         493,246        131,478        787,205       190,061

  Investment Securities:
    Available for sale                                         687,832        760,644      1,399,592     1,474,306
    Held to maturity                                         2,528,393      2,386,328      5,098,029     4,653,257
                                                          ------------    -----------    -----------   -----------
          Total Interest Income                              6,985,575      6,113,810     13,788,989    11,832,019

INTEREST EXPENSE
  Savings, NOW, and Money Market Deposits                    1,835,150      1,216,342      3,555,340     2,353,370
  Time Deposits                                                447,216        205,415        827,353       396,961
                                                          ------------    -----------    -----------   -----------

    Total Interest Expense                                   2,282,366      1,421,757      4,382,693     2,750,331
                                                          ------------    -----------    -----------   -----------

    NET INTEREST INCOME                                      4,703,209      4,692,053      9,406,296     9,081,688

  Provision for Loan Losses                                          0              0              0             0
                                                          ------------    -----------    -----------   -----------
    Net Interest Income After Provision for Loan Losses      4,703,209      4,692,053      9,406,296     9,081,688

NONINTEREST INCOME
  Trust Department Income                                      269,035        251,132        531,068       493,433
  Service Charges on Deposit Accounts                          486,678        467,984        967,723       959,568
  Net Securities Gains                                               0        (23,443)         3,765       (23,443)
  Other Income                                                 104,571         73,502        184,802       290,735
                                                          ------------    -----------    -----------   -----------

    Total Other Income                                         860,284        769,175      1,687,358     1,720,293

OTHER OPERATING EXPENSES
  Salaries                                                   1,526,175      1,408,383      3,008,435     2,769,039
  Employee Benefits                                            510,530        502,770      1,124,306     1,017,512
  Net Occupancy Expense                                        277,848        257,341        555,268       518,791
  Equipment Expense                                            186,159        192,685        372,904       376,106
  Other Expense                                                945,881        877,022      1,903,945     1,759,409
                                                          ------------    -----------    -----------   -----------

    Total Other Expense                                      3,446,593      3,238,201      6,964,858     6,440,857

    Income Before Income Taxes                               2,116,900      2,223,027      4,128,796     4,361,124

  Provision for Income Taxes                                   700,100        721,800      1,352,300     1,426,000
                                                          ------------    -----------    -----------   -----------

    Net Income                                            $  1,416,800    $ 1,501,227    $ 2,776,496   $ 2,935,124
                                                          ------------    -----------    -----------   -----------
                                                          ------------    -----------    -----------   -----------
    Net Income Per Share                                         $0.99          $1.06          $1.95         $2.07
                                                          ------------    -----------    -----------   -----------
                                                          ------------    -----------    -----------   -----------


See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                        June 30,

                                                                                   1995           1994
                                                                             -------------   ------------
                                                                               (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
  Net Income                                                                    $2,776,496     $2,935,124
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for depreciation and amortization                                    320,004        305,000
    Accretion of investment securities
      premiums, net                                                               (913,212)      (321,845)
    Realized (gain) loss on investment securities                                   (3,765)        23,443
    Decrease (increase) in other assets                                          1,602,972       (213,500)
    (Decrease) increase in accrued taxes, expenses
      and other liabilities                                                        (50,215)       153,163
                                                                               ------------    -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                   3,732,280      2,881,385

INVESTING ACTIVITIES
  Proceeds from sales of investment securities Available for Sale                  265,265        477,188
  Proceeds from maturities of investment securities Held to Maturity            38,896,624     87,995,536
  Proceeds from maturities of investment securities Available for Sale           4,250,000      2,000,000
  Purchase of investment securities Held to Maturity                           (30,622,937)   (67,311,086)
  Purchase of investment securities Available for Sale                          (1,655,101)    (6,231,101)
  Net increase in loans                                                         (2,121,940)    (6,615,999)
  Purchases of premises and equipment                                             (360,134)      (154,602)
                                                                                ------------   -----------

     NET CASH USED IN INVESTING ACTIVITIES                                       8,651,777     10,159,936

FINANCING ACTIVITIES
  Net increase in total deposits                                                11,887,721      7,967,692
  Cash dividends paid                                                             (560,153)      (506,398)
  Repurchase of Common Stock                                                      (332,503)      (687,297)
  Exercise of stock options                                                         97,600        119,920
                                                                               ------------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                  11,092,665      6,893,917

     INCREASE IN CASH AND CASH EQUIVALENTS                                      23,476,722     19,935,238
Cash and cash equivalents at beginning of period                                32,012,716     20,596,961
                                                                               ------------    ----------


     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $55,489,438    $40,532,199
                                                                               ------------    ----------
                                                                               ------------    ----------



The Corporation made interest payments of $4,324,418 and $2,784,988 and tax payments of $1,254,033 and $1,376,509 for the six months ended June 30, 1995 and 1994, respectively.

See notes to consolidated financial statements.

  THE FIRST OF LONG ISLAND CORPORATION

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                                                                         Unrealized
                                                                                                        Appreciation/
                                                                                                        Depreciation
                                                    Common Stock                           Retained     on Securities
                                               Shares         Amount         Surplus       Earnings  Available for Sale    Total
                                            -----------    -----------    -----------    ----------- ------------------ ----------
  Balance January 1, 1994                     1,406,701       $140,670     $8,012,403    $31,249,852                   $39,402,925
    Net Income                                                                             2,935,124                     2,935,124
  Exercise of Incentive
    Stock Options                                 5,593            559        119,361                                      119,920
  Repurchase and Retirement of
    Common Stock                                (19,401)        (1,940)      (685,357)                                    (687,297)
  Unrealized depreciation on
    Securities Available for Sale, Net                                                                     (650,135)      (650,135)
  Cash Dividend Declared
    $.36 per share                                                                          (501,441)                     (501,441)
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Balance June 30, 1994                       1,392,893       $139,289     $7,446,407    $33,683,535      ($650,135)   $40,619,096
                                            -----------    -----------    -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------    -----------    -----------



  Balance January 1, 1995                     1,400,384       $140,038     $7,619,723    $36,214,413    ($1,366,569)   $42,607,605
    Net Income                                                                             2,776,496                     2,776,496
  Exercise of Incentive
    Stock Options                                 4,512            452         97,148                                       97,600
  Repurchase and Retirement of
    Common Stock                                 (8,000)          (800)      (331,703)                                    (332,503)
  Unrealized appreciation on
    Securities Available for Sale, Net                                                                    1,425,778      1,425,778
  Cash Dividend Declared
    $.40 per share                                                                          (558,759)                     (558,759)
                                            -----------    -----------    -----------    -----------    -----------    -----------

  Balance June 30, 1995                       1,396,896       $139,690     $7,385,168    $38,432,150        $59,209    $46,016,217
                                            -----------    -----------    -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------    -----------    -----------

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 1995


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


EARNINGS PER SHARE

      Earnings per share are calculated by dividing Net Income by the weighted average number of shares outstanding including common stock equivalents. The weighted average shares outstanding for the six month periods ended June 30, 1995 and 1994 are 1,420,946 and 1,415,335 respectively.

INVESTMENT SECURITIES

      The following table sets forth the Investment Securities for the six months ended June 30, 1995:



                                                     Gross       Gross
                                       Amortized  Unrealized  Unrealized   Market
                                         Cost        Gains      Losses      Value
                                      -------------------------------------------
                                                       (In Thousands)
Securities Held to Maturity:
U.S. Treasuries                        $75,263         $804       $302   $75,765
U.S. Government Agencies                39,963          334        737    39,560
State and Municipals                    34,313          287        367    34,233
Collateralized Mortgage Obligations      8,931           99         81     8,949
                                      ------------------------------------------
     Total                            $158,470       $1,524     $1,487  $158,507



Securities Available for Sale:
U.S. Treasuries                        $34,387         $441       $196   $34,632
State and Municipals                     3,491           52         29     3,514
Collateralized Mortgage Obligations      5,939                     179     5,760
Other                                      127                               127
                                       -----------------------------------------
     Total                             $43,944         $493       $404   $44,033

The following table sets forth the Investment Securities for the twelve months ended December 31, 1994:

                                                                                        Gross               Gross
                                                                  Amortized           Unrealized          Unrealized       Market
                                                                     Cost                Gains              Losses          Value
                                                                 -----------------------------------------------------------------
                                                                                              (In Thousands)
Securities Held to Maturity:
U.S. Treasuries                                                   $ 67,781                $  43             $2,386         $65,438
U.S. Government Agencies                                            42,924                  128              2,871          40,181
State and Municipals                                                37,117                  109              1,416          35,810
Collateralized Mortgage Obligations                                  9,956                   21                396           9,581
Commercial Paper                                                     9,981                                      50           9,931
                                                                 -----------------------------------------------------------------
     Total                                                        $167,759                 $301             $7,119        $160,941


Securities Available for Sale:
U.S. Treasuries                                                    $36,445                 $ 23             $1,241         $35,227
State and Municipals                                                 4,406                   37                 88           4,355
Collateralized Mortgage Obligations                                  5,935                                     771           5,164
Other                                                                  127                                                     127
                                                                 -----------------------------------------------------------------
     Total                                                         $46,913                 $ 60             $2,100         $44,873

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

                      THE FIRST OF LONG ISLAND CORPORATION

Item 2


           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


FINANCIAL CONDITION

     The First of Long Island Corporation total assets at June 30, 1995 were $411.3 million, reflecting a decrease of $10.0 million or 2.4% from the previous quarter end, and an increase of $15.2 million or 3.8% from the previous year end. As mentioned in our March 31, 1995 reporting, a temporary time deposit of approximately $16 million in escrowed funds was included in the period end figures. Those funds, which account for the first quarter comparative differential, are excluded from the following discussion and analysis.

     At period end, demand deposits increased $6.4 million or 5.9% from the first quarter end, and $6.0 million or 5.5% from the previous year end. The ending balance of $115.5 million was the highest reported balance to date. Checking accounts continue to comprise the largest part of demand deposits. Average checking deposit balances continued strong during this year, increasing approximately $12 million or 12% since June of 1994. The growth of these balances is the most important marketing strategy of the Corporation, and management is very pleased with these results. The combined total of savings and all other time deposits were relatively level at the $250 million range for the three compared period ends. Management exerts concerted effort to maintain core time deposits by remaining as competitive as practicable in the rates that are offered. Total deposits represented 88% of total assets on both an actual and average basis. The Corporation's continued strong deposit base remains as its primary funding source, allowing for no borrowing needs nor purchasing of funds.

     Overall earning assets at June 30, 1995 increased approximately $3.5 million or .9% from the previous quarter end, and approximately $13.5 million or 3.7% from the previous year end. Earning assets include federal funds sold, investment securities, and loans.

     Investment securities decreased $3.3 million or 1.6% from the previous quarter end and $10.1 million or 4.8% from the previous year end. These decreases were offset by increases in both federal funds sold and loans. Since the previous year end, the decrease in investment securities was, in part, the result of prepayments on mortgage-backed U.S. Agency securities and collateralized mortgage obligations, along with the maturities of municipal securities. Total invested funds, which includes federal funds sold, continues as the Corporation's largest component of earning assets. At period end, these invested funds represented 57% of total assets, paralleling similar ratios for the prior quarter and year end. Included in invested funds were approximately

$53.3 million in short term maturities of less than one year. Short term investments contribute substantially to the Corporation's liquidity. The Corporation does not purchase any noninvestment grade securities other than occasionally from local issuers, nor does it maintain an investment trading account.

     Total loans were $146.6 million at June 30, 1995, reflecting an increase of $4.3 million or 3.0% over the previous quarter end, and an increase of $2.1 million or 1.4% over the previous year end. Although there have been increases in outstandings over the previous year end, the growth was minimal, with the weakness centered in commercial mortgages. Real estate mortgage loans, however, account for the major portion of outstandings. Total loans at period end were 35.6% of total assets compared with 35.1% at the previous quarter end and 36.5% at the previous year end. The Corporation's loan portfolio is comprised of domestic loans only and does not include participation in transactions commonly known as leveraged buy-outs of publicly held companies.

     The allowance for loan losses at June 30, 1995 was $3.6 million or 2.5% of total loans, remaining relatively level with both the previous quarter and year ends. No provision for loan losses was deemed necessary thus far this year. Further, no provisions were deemed necessary for the previous year. For the current six months of 1995, recoveries exceeded charge-offs by $5 thousand. Accruing loans which were past due ninety days or more amounted to $73.5 thousand compared with $78.1 thousand at the previous quarter end and $3.2 thousand at the previous year end. Nonaccrual loans were $514.2 thousand compared with $484.6 thousand at the previous quarter end and $515.8 thousand at the previous year end. The current allowance as a percent of past due and nonaccrual loans was 574.0%. While the credit quality of the loan portfolio remains strong and the present reserve for loan losses is considered appropriate, management maintains concern over the lackluster Long Island economy. Possibilities of future increases in losses and delinquencies in the loan portfolio remain.

     Total stockholders' equity of $46.0 million showed an increase of $1.3 million or 3.0% from the previous quarter end and an increase of $3.4 million or 8.0% from the previous year end. Investment securities determined available for sale under Financial Accounting Standards Board Release No. 115 (FASB 115), reflected in both the previous year end and in the current six month period, are carried at market rather than amortized value. As a result, under stockholders' equity, unrealized appreciation net of taxes at quarter end was recorded at $59.2 thousand, substantially higher than the recorded amount of depreciation of $1,366.6 thousand at the previous year end. A cash dividend was declared in the amount of 40 cents per share which is payable to shareholders of record July 12, 1995.

     Liquidity and capital resources continue to exceed substantially regulatory requirements. At no time since the Federal Deposit Insurance Corporation instituted assessment risk classifications for banks was The First of Long Island Corporation ever classified as anything other than "well capitalized". The comparison of risk-based capital ratios maintained at period end to the regulatory minimum requirements were as follows:


                       Minimum
                       Required   June 30  March 31   Dec.31   Sept 30
                         Rate       1995     1995      1994     1994
                       --------   -------  --------  --------  -------
Total  Capital Ratio    8.00%      30.02%   29.57%    27.81%    26.67%
Tier I Capital Ratio    4.00%      28.76%   28.31%    26.55%    25.41%
Leverage Ratio          4.00%      11.19%   11.02%    10.76%    10.65%


     Management regularly monitors the asset/liability sensitivity position to assure maintenance of adequate liquidity and proper balance between interest sensitive assets and interest sensitive liabilities. The most current position is considered to be adequate.


RESULTS OF OPERATIONS

     Net income for the second quarter of 1995 was $1,417 thousand or $.99 per share compared with $1,501 thousand or $1.06 per share for the second quarter of 1994. Net income for the first six months of 1995 was $2,776 thousand or $1.95 per share compared with $2,935 thousand or $2.07 per share for the same period of 1994.

     Net interest income continues as the Corporation's primary source of income and, although higher during the current periods as compared to the similar prior periods, the year to date net interest margin was slightly lower by eight basis points.

     Noninterest income, net of securities transactions, showed an increase of $68 thousand or 8.5% for the second quarter of 1995 compared with the second quarter of 1994, and a decrease of $60 thousand or 3.4% for the first six months of 1995 compared to the same period last year. The year to date decrease was reflective mostly of greater nonrecurring income received in the first quarter of 1994.

     There were no gains or losses on the sale of securities during the current quarter. Year to date results reflect mainly calls on certain municipal issues.

     Operating expenses increased $208 thousand or 6.4% for the second quarter of 1995 compared with the second quarter of 1994, and increased $524 thousand or 8.1% for the first six months of 1995 compared with the same period a year ago. The larger components of increases were salaries and employee benefits. FDIC Insurance continues as a large factor in noninterest expense, amounting to $383 thousand for the current year to date.

     No provisions for loan losses were considered necessary for the current or previously reported periods.

     Return on average assets (ROA) and return on average stockholders' equity
(ROE) for the current six month period were 1.37% and 12.53%, respectively, compared with 1.52% and 14.53%, respectively, for the similar period of 1994. The differentials are largely the results of increased assets and increased stockholder's equity relative to the current level of net income.


OTHER INFORMATION

     Capital expenditures for the year are presently estimated at approximately $1,575 thousand. These expenditures are intended to cover costs of furniture and equipment, facility improvements, and branch office expansion. Expenditures for the six months ended June 30, 1995 amounted to $360 thousand and are expected to remain within budgeted amounts.

     The Corporation is continuing to work on the opening of a full service office in Garden City, as well as pursuing an additional commercial banking unit location elsewhere on Long Island.

     Stock repurchase plans have been approved by the Board of Directors since 1988, authorizing the Corporation to repurchase shares of its own common stock in market or private transactions. Nine such plans have been initiated since that date involving the repurchase of 20,000 to 25,000 shares per plan. The ninth, or current, plan for 25,000 shares was approved in January 1994. Under this plan the authorization approximates one and three quarters percent of the Corporation's then outstanding shares of 1,398,370 shares. At quarter end, 12,745 shares remain to be repurchased under this current plan. It is the Corporation's belief that these repurchases of shares will help maximize shareholder value. The stock purchases are financed through available Corporate cash. The Board recently reaffirmed the current program for the repurchase of shares from shareholders.

     The subsidiary bank underwent a routine safety and soundness and Bank Information Systems (BIS) examination during the third quarter of 1994 by the Office of the Comptroller of the Currency. A similar routine examination is scheduled for completion during the third quarter of 1995. The Corporation was examined by Federal Reserve Bank of New York Examiners during the first quarter of 1993. Management is not aware, nor has it been apprised by any regulatory authority, of any current recommendations that would have a material effect on the Corporation's liquidity, capital resources and operations.

       At the July 1995 meeting, the Board of Directors elected Dr. William J. Catacosinos to the Boards of the Corporation and the Bank. It is expected that Dr. Catacosinos, Chairman and Chief Executive Officer of the Long Island Lighting Company, will be nominated for a full two-year term at the 1996 Annual Meeting of Stockholders.

     The First of Long Island Corporation was organized as a New York corporation on February 7, 1984 for the purpose of becoming a one bank holding company. On April 30, 1984 the Corporation commenced operations as a bank holding company when it acquired all the outstanding stock of The First National Bank of Long Island. The Bank, which was chartered under national banking laws I 1927, currently maintains fourteen offices in Nassau and Suffolk Counties. The Corporation is not, nor has it been, involved in any acquisitions or mergers.

THE FIRST OF LONG ISLAND CORPORATION

PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held April 18, 1995

          (b)  Election of Directors - All nominees were re-elected as follows:
                    Howard Thomas Hogan, Jr.           John R. Miller, III
                    J. Douglas Maxwell, Jr.            Stephen V. Murphy

               The following Directors continued in office:
                    Paul T. Canarick                   J. William Johnson
                    Beverly Ann Gehlmeyer


          (c)  Matters Voted Upon:
               (i) For the election of directors, each share is entitled to as many votes as there are directors to be elected, and such votes may be cumulated and voted for one nominee or divided among as many different nominees as is desired. Votes cast in favor of the foregoing nominees were as follows:

                         Howard Thomas Hogan, Jr.        941,518
                         J. Douglas Maxwell, Jr.       1,011,346
                         John R. Miller, III           1,006,586
                         Stephen V. Murphy             1,006,586


     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - The following exhibit is included herein:
               (22) Notice of Annual Meeting of Stockholders held April 18, 1995

          (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      THE FIRST OF LONG ISLAND CORPORATION





   8/4/95          By:  /s/ J. William Johnson
-------------           ------------------------------------------------------
    Date                J. William Johnson, President, Chairman of the Board
                        and Chief Executive Officer




   8/3/95          By:  /s/ William J. White
-------------           ------------------------------------------------------
    Date                William J. White, Vice President and Treasurer
                        (Chief Financial Officer)

                             EXHIBIT INDEX


Exhibit No.                   Description              Page
-----------                   -----------              ----
    (22)                 Notice of Annual Meeting       17