Form 10-Q
period 1995-09-30
FIRST OF LONG ISLAND CORP
filed 1995-11-09
CIK 740663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended     September 30, 1995
                                   ---------------------------------------------

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                   to
                                ----------------     ----------------




                         Commission file number 0-12220
                                                -------

                     THE FIRST OF LONG ISLAND CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                     NEW YORK                                   11-2672906
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
                   Organization)                            Identification No.)




      10 Glen Head Road, Glen Head, New York                       11545
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,399,445 SHARES OF COMMON STOCK, PAR VALUE $.10 PER SHARE, OUTSTANDING AS OF OCTOBER 26, 1995.

     THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY

          INDEX


PART I.  FINANCIAL INFORMATION                                   Page No.
------------------------------                                   --------

Item 1.  Financial Statements

         Consolidated Balance Sheets                                 3

         Consolidated Statements of Income                           4

         Consolidated Statements of Cash Flows                       5

         Consolidated Statements of Changes in
          Stockholders' Equity                                       6

         Notes to Consolidated Financial Statements                  7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9



PART II.  OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                           15
----------

EXHIBITS                                                             16
--------

PART I. FINANCIAL INFORMATION

THE FIRST OF LONG ISLAND CORPORATION


Item 1 Financial Statements
CONSOLIDATED BALANCE SHEETS                                   September 30, 1995     December 31, 1994
                                                                     (Unaudited)          (Note)
                                                          ----------------------     --------------------
ASSETS
 Cash and Due From Banks                                             $18,963,893              $20,512,716
 Federal Funds Sold                                                   35,600,000               11,500,000

Investment Securities:
 Available for sale, at market value                                  50,171,917               44,872,959
 Held to maturity (Market Value $160,186,000 in 1995
    and $160,941,000 in 1994)                                        160,192,514              167,758,845
                                                          ----------------------     --------------------
    Total Investment Securities (Market Value
    $210,358,000 in 1995 and $205,814,000 in 1994)                   210,364,431              212,631,804

Loans:
 Commercial                                                           20,821,728               19,656,219
 Real Estate                                                         114,113,693              115,855,485
 Installment                                                           9,813,816                8,960,640
                                                          ----------------------     --------------------
    Total Loans                                                      144,749,237              144,472,344
 Less: Unearned Income                                                  (796,069)                (859,057)
    Allowance for Loan Losses                                         (3,606,704)              (3,600,162)
                                                          ----------------------     --------------------
    Net Loans                                                        140,346,464              140,013,125

 Premises and Equipment                                                4,935,321                4,961,547
 Other Assets                                                          6,971,291                6,435,697
                                                          ----------------------     --------------------
    Total Assets                                                    $417,181,400             $396,054,889
                                                          ----------------------     --------------------
                                                          ----------------------     --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand                                                            $115,954,330             $109,473,146
  Savings, NOW, and Money Market                                     214,436,274              211,068,894
  Time                                                                37,454,732               30,984,435
                                                          ----------------------     --------------------
    Total Deposits                                                   367,845,336              351,526,475
 Accrued Taxes, Expenses and Other Liabilities                         1,648,244                1,920,809
                                                          ----------------------     --------------------
    Total Liabilities                                                369,493,580              353,447,284

STOCKHOLDERS' EQUITY
 Common Stock, $.10 Par Value; 5,000,000 Shares
  Authorized; Shares Issued and Outstanding:
  1995-1,398,945, 1994-1,400,384                                         139,895                  140,038
 Surplus                                                               7,430,568                7,619,723
 Retained Earnings                                                    40,083,186               36,214,413
 Unrealized Appreciation (Depreciation)
  on Securities Available for Sale, Net                                   34,171               (1,366,569)
                                                          ----------------------     --------------------
     Total Stockholders' Equity                                       47,687,820               42,607,605
     Total Liabilities and Stockholders' Equity                     $417,181,400             $396,054,889
                                                          ----------------------     --------------------
                                                          ----------------------     --------------------

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1994 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF INCOME


                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                  September 30,
                                                                         1995             1994           1995            1994
                                                                    --------------   -------------  --------------  --------------
                                                                      (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
INTEREST INCOME
 Loans, Including Fees on Loans                                       $3,316,817      $2,999,125      $9,820,980      $8,513,520
 Federal Funds Sold                                                      558,289         214,197       1,345,494         404,258

Investment Securities:
 Available for sale                                                      725,812         758,374       2,125,404       2,232,680
 Held to maturity                                                      2,499,981       2,449,670       7,598,010       7,102,927
                                                                    --------------   -------------  --------------  --------------
    Total Interest Income                                              7,100,899       6,421,366      20,889,888      18,253,385

INTEREST EXPENSE
 Savings, NOW, and Money Market Deposits                               1,825,583       1,373,476       5,380,923       3,726,846
 Time Deposits                                                           452,931         246,754       1,280,284         643,715
                                                                    --------------   -------------  --------------  --------------
    Total Interest Expense                                             2,278,514       1,620,230       6,661,207       4,370,561
                                                                    --------------   -------------  --------------  --------------
    NET INTEREST INCOME                                                4,822,385       4,801,136      14,228,681      13,882,824

Provision for Loan Losses                                                      0               0               0               0
                                                                    --------------   -------------  --------------  --------------
    Net Interest Income After Provision for Loan Losses                4,822,385       4,801,136      14,228,681      13,882,824

NONINTEREST INCOME
 Trust Department Income                                                 275,189         274,790         806,257         768,223
 Service Charges on Deposit Accounts                                     493,086         456,229       1,460,809       1,415,797
 Net Securities Gains                                                          0        (173,156)          3,765        (196,599)
 Other Income                                                            189,174         103,489         373,976         394,224
                                                                  --------------   -------------  --------------  --------------
    Total Other Income                                                   957,449         661,352       2,644,807       2,381,645

OTHER OPERATING EXPENSES
 Salaries                                                              1,527,393       1,406,506       4,535,828       4,175,545
 Employee Benefits                                                       586,447         483,396       1,710,753       1,500,908
 Net Occupancy Expense                                                   276,979         251,909         832,247         770,700
 Equipment Expense                                                       198,655         182,034         571,559         558,140
 Other Expense                                                           685,424         838,693       2,589,369       2,598,102
                                                                  --------------   -------------  --------------  --------------
    Total Other Expense                                                3,274,898       3,162,538      10,239,756       9,603,395

    Income Before Income Taxes                                         2,504,936       2,299,950       6,633,732       6,661,074

Provision for Income Taxes                                               853,900         763,900       2,206,200       2,189,900
                                                                  --------------   -------------  --------------  --------------
    Net Income                                                      $  1,651,036    $  1,536,050    $  4,427,532    $  4,471,174
                                                                  --------------   -------------  --------------  --------------
                                                                  --------------   -------------  --------------  --------------

    Net Income Per Share                                                   $1.17           $1.09           $3.12           $3.16
                                                                  --------------   -------------  --------------  --------------
                                                                  --------------   -------------  --------------  --------------


See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        1995                  1994
                                                                  ----------------     ----------------
                                                                  (Unaudited)          (Unaudited)
OPERATING ACTIVITIES
 Net Income                                                             $4,427,532           $4,471,174
 Adjustments to reconcile net income to net
  cash provided by operating activities:
        Provision for depreciation and amortization                        480,006              457,500
        Accretion of investment securities
         premiums, net                                                  (1,314,635)            (588,423)
        Realized (gain)  loss on investment securities                      (3,765)             196,599
        Decrease (increase) in other assets                                814,144             (518,588)
        Increase (decrease) in accrued taxes, expenses
         and other liabilities                                             287,588             (161,513)
                                                                  ----------------      ---------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                              4,690,870            3,856,749

INVESTING ACTIVITIES
 Proceeds from sales of investment securities Available for Sale           265,265            3,007,891
 Proceeds from maturities of investment securities Held to Maturity     52,044,617          120,664,037
 Proceeds from maturities of investment securities Available for Sale    6,250,000            5,000,000
 Purchase of investment securities Held to Maturity                    (44,971,733)        (113,094,261)
 Purchase of investment securities Available for Sale                   (9,951,374)         (10,738,444)
 Net increase  in loans                                                   (333,339)          (7,251,316)
 Purchases of premises and equipment                                      (453,780)            (205,191)
                                                                  ----------------      ---------------
  NET CASH USED IN INVESTING ACTIVITIES                                  2,849,656           (2,617,284)

FINANCING ACTIVITIES
 Net increase in total deposits                                         16,318,861           12,668,443
 Cash dividends paid                                                    (1,118,912)          (1,009,332)
 Repurchase of Common Stock                                               (332,503)            (687,297)
 Exercise of stock options                                                 143,205              293,985
                                                                  ----------------      ---------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                             15,010,651           11,265,799

  INCREASE IN CASH AND CASH EQUIVALENTS                                 22,551,177           12,505,264
Cash and cash equivalents at beginning of period                        32,012,716           20,596,961
                                                                  ----------------      ---------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $54,563,893          $33,102,225
                                                                  ----------------      ---------------
                                                                  ----------------      ---------------

The Corporation made interest payments of $6,615,501 and $4,351,140 and tax payments of $2,037,033 and $2,235,509 for the nine months ended September 30, 1995 and 1994, respectively.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                                                                      Unrealized
                                                                                                      Appreciation/
                                                                                                      Depreciation
                                                                                                      on Securities
                                            Common Stock                                Retained      Available
                                        Shares        Amount          Surplus           Earnings      for Sale            Total
                                    ------------   ------------    -------------     ------------     ------------   -------------
Balance January 1, 1994               1,406,701       $140,670       $8,012,403       $31,249,852                     $39,402,925
 Net Income                                                                             4,471,174                       4,471,174
Exercise of Incentive
 Stock Options                           13,084          1,308          292,677                                           293,985
Repurchase and Retirement of
 Common Stock                           (19,401)        (1,940)        (685,357)                                         (687,297)
Unrealized depreciation on
 Securities Available for Sale, Net                                                                     ($796,821)       (796,821)
Cash Dividend Declared
 $.36 per share                                                                          (502,934)                       (502,934)
                                    ------------   ------------    -------------     -------------    ------------   -------------
Balance September 30, 1994            1,400,384       $140,038       $7,619,723       $35,218,092       ($796,821)    $42,181,032
                                    ------------   ------------    -------------     -------------    ------------   -------------
                                    ------------   ------------    -------------     -------------    ------------   -------------



Balance January 1, 1995               1,400,384       $140,038       $7,619,723       $36,214,413     ($1,366,569)    $42,607,605
 Net Income                                                                             4,427,532                       4,427,532
Exercise of Incentive
 Stock Options                            6,561            657          142,548                                           143,205
Repurchase and Retirement of
 Common Stock                            (8,000)          (800)        (331,703)                                         (332,503)
Unrealized appreciation on
 Securities Available for Sale, Net                                                                     1,400,740       1,400,740
Cash Dividend Declared
 $.40 per share                                                                          (558,759)                       (558,759)
                                    ------------   ------------    -------------     -------------    ------------   -------------
Balance September 30, 1995            1,398,945       $139,895       $7,430,568       $40,083,186         $34,171     $47,687,820
                                    ------------   ------------    -------------     -------------    ------------   -------------
                                    ------------   ------------    -------------     -------------    ------------   -------------


See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 1995


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


EARNINGS PER SHARE

      Earnings per share are calculated by dividing Net Income by the weighted average number of shares outstanding including common stock equivalents. The weighted average shares outstanding for the nine month periods ended September 30, 1995 and 1994 are 1,420,252 and 1,416,641 respectively.

INVESTMENT SECURITIES

      The following table sets forth the Investment Securities for the nine months ended September 30, 1995:



                                                       Gross          Gross
                                        Amortized    Unrealized     Unrealized   Market
                                          Cost          Gains         Losses     Value
                                      ---------------------------------------------------
                                                         (In Thousands)

Securities Held to Maturity:
U.S. Treasuries                        $ 76,937       $  647         $  315    $ 77,269
U.S. Government Agencies                 38,152          313            846      37,619
State and Municipals                     36,683          426            229      36,880
Collateralized Mortgage Obligations       8,420           77             79       8,418
                                      ---------------------------------------------------
  Total                                $160,192       $1,463         $1,469    $160,186


Securities Available for Sale:
U.S. Treasuries                        $ 37,502       $  388         $  195    $ 37,695
State and Municipals                      4,104           61             17       4,148
Collateralized Mortgage Obligations       8,388            6            192       8,202
Other                                       127                                     127
                                      ---------------------------------------------------
  Total                                $ 50,121       $  455         $  404    $ 50,172


The following table sets forth the Investment Securities for the twelve months ended December 31, 1994:


                                                       Gross          Gross
                                        Amortized    Unrealized     Unrealized   Market
                                          Cost          Gains         Losses     Value
                                      -------------------------------------------------
                                                          (In Thousands)
Securities Held to Maturity:
U.S. Treasuries                        $ 67,781         $ 43         $2,386     $65,438
U.S. Government Agencies                 42,924          128          2,871      40,181
State and Municipals                     37,117          109          1,416      35,810
Collateralized Mortgage Obligations       9,956           21            396       9,581
Commercial Paper                          9,981                          50       9,931
                                      -------------------------------------------------
  Total                                $167,759         $301         $7,119    $160,941


Securities Available for Sale:
U.S. Treasuries                         $36,445         $ 23         $1,241     $35,227
State and Municipals                      4,406           37             88       4,355
Collateralized Mortgage Obligations       5,935                         771       5,164
Other                                       127                                     127
                                      -------------------------------------------------
  Total                                 $46,913         $ 60         $2,100     $44,873


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

                      THE FIRST OF LONG ISLAND CORPORATION
Item 2

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


FINANCIAL CONDITION

     Total assets of The First of Long Island Corporation at September 30, 1995 were $417.2 million, reflecting an increase of $5.9 million or 1.4% from the previous quarter end and an increase of $21.1 million or 5.3% from the previous year end.

     Demand deposits were relatively level with the previous quarter end at $116.0 million but showed a 5.9% increase of $6.5 million from the previous year end. However, on an average balance basis, checking accounts, which comprise the largest part of demand deposits, continued to show very good growth, increasing significantly over the comparable 1994 period averages. Year to date averages reflect a growth of approximately $11 million or 11%. Management is gratified by these results. The combined totals of savings and all other time deposits, while relatively level at the $250 million range for the three compared periods, have increased by approximately 2% to $251.9 million at the current period end. Management has been successful thus far in assisting in the maintenance of core time deposits by continuing to offer particularly competitive rates in money market accounts. Total deposits comprise 88% of total assets on both an actual and average basis. The Corporation relies solely on its strong deposit base and equity as its source of funding.

     Earning assets at September 30, 1995 increased approximately $8.7 million or 2.3% from the previous quarter end, and approximately $22.2 million or 6.0% from the previous year end. Earning assets include federal funds sold, investment securities, and loans.

     Investment securities increased $7.9 million or 3.9% from the previous quarter end and decreased $2.3 million or 1.1% from the previous year end.
Since the previous year end, the decrease in investment securities was, in part, the result of repayments on mortgage-backed U.S. Agency securities and collateralized mortgage obligations, along with the maturities of municipal securities. Total invested securities, which includes federal funds sold, continues as the Corporation's largest component of earning assets. At period end, these invested funds represented 59% of total assets, in close proximity to ratios for the prior quarters and year end. Included in invested securities were $59.9 million in short term maturities of less than one year. Short term investments contribute substantially to the Corporation's liquidity. The Corporation does not purchase any noninvestment grade securities other than occasionally from local issuers, nor does it maintain an investment trading account.

     Loan growth has continued to lag during the year, largely because the Corporation has had particular difficulty in booking commercial mortgage loans. Total loans outstanding were $144.7 million at September 30, 1995, reflecting a decrease of $1.8 million or 1.2% from the previous quarter end, and only slightly ahead of the previous year end by $300 thousand or .2%. Real estate mortgage loans account for the major portion of outstandings. Total loans at period end were 35% of total assets compared with 36% at the previous quarter end and previous year end. The Corporation's loan portfolio continues to be comprised of domestic loans only and does not include participation in transactions commonly known as leveraged buy-outs of publicly held companies.

     The allowance for loan losses at September 30, 1995 was $3.6 million or 2.5% of total loans, remaining level with both the previous quarter and year ends. No provision for loan losses was deemed necessary thus far this year, paralleling a similar situation for the previous year. For the current nine months of 1995, recoveries exceeded charge-offs by $6.5 thousand. Accruing loans which were past due ninety days or more amounted to $7.6 thousand compared with $73.5 thousand at the previous quarter end and $3.2 thousand at the previous year end. Nonaccrual loans were $731.8 thousand compared with $514.2 thousand at the previous quarter end and $515.8 thousand at the previous year end. The current allowance as a percent of past due and nonaccrual loans was 254.0%. While the credit quality of the loan portfolio remains strong and the present reserve for loan losses is considered appropriate, possibilities of future increases in losses and delinquencies in the loan portfolio remain.

     Total stockholders' equity of $47.7 million showed an increase of $1.7 million or 3.6% from the previous quarter end and an increase of $5.1 million or 11.9% from the previous year end. Investment securities determined available for sale under Financial Accounting Standards Board Release No. 115 (FASB 115), reflected in both the previous year end and in the current nine month period, are carried at market rather than amortized value. As a result, under stockholders' equity, unrealized appreciation net of taxes at quarter end was recorded at $34.2 thousand, substantially higher than the recorded amount of depreciation of $1,366.6 thousand at the previous year end. A cash dividend of 40 cents, which was declared in the second quarter, was paid on July 28, 1995 to shareholders of record July 12, 1995.

     Liquidity and capital resources continue to exceed substantially regulatory requirements. Since the Federal Deposit Insurance Corporation instituted assessment risk classifications for banks, The First of Long Island Corporation has been classified as "well capitalized". The comparison of risk-based capital ratios maintained at period end to the regulatory minimum requirements were as follows:

                       Minimum
                       Required   Sept.30  June 30   March 31  Dec. 31
                         Rate       1995     1995      1995     1994
                       --------   -------  -------   --------  -------
Total  Capital Ratio    8.00%      31.12%   30.02%    29.57%    27.81%
Tier I Capital Ratio    4.00%      29.86%   28.76%    28.31%    26.55%
Leverage Ratio          4.00%      11.43%   11.19%    11.02%    10.76%

     Management regularly monitors the asset/liability sensitivity position to assure maintenance of adequate liquidity and proper balance between interest sensitive assets and interest sensitive liabilities. The most current position is considered to be satisfactory.

RESULTS OF OPERATIONS

     Net income for the third quarter of 1995 was $1,651 thousand or $1.17 per share compared with $1,536 thousand or $1.09 per share for the third quarter of 1994. This is an increase of 7% on a quarter to quarter comparison.

     Net income for the current nine month period was $4,428 thousand or $3.12 per share compared with $4,471 thousand or $3.16 per share for the same period of 1994.

     For the nine month period, in addition to the growth in checking account balances, the most important positive influences on earnings were the absence of securities losses and a significant decrease in FDIC insurance premium. The FDIC insurance premium decrease was effective retroactively to June l, 1995. Most of the securities losses in the first nine months of 1994 and the decrease in FDIC insurance premium in 1995 were recorded in the respective third quarters.

     Net interest income, which is the Corporation's primary source of income, increased somewhat during the third quarter. Year to date results exceeded the similar period of 1994 by $346 thousand or 2.5%. The net interest margin, however, was 5.19% for the current nine month period compared to 5.32% for the same period of 1994. The net interest margin has been declining during 1995 as interest rates on deposits increased more than those on earning assets.

     Noninterest income, net of securities transactions, showed an increase of $123 thousand or 15% for the third quarter of 1995 compared with the third quarter of 1994, largely due to the recovery of certain nonrecurring items during the current quarter. The current nine month period reflected an increase of $63 thousand or 2% over the same period of last year.

     There were no gains or losses on the sale of securities during the second or third quarters of 1995. Gains of $3.8 thousand in the first quarter mainly reflect calls on certain municipal issues. Losses during 1994 were the results of sales of certain low-yielding securities available for sale versus purchases of new securities on which future income would be earned in excess of those losses.

     Operating expenses increased $112 thousand or 3.6% for the third quarter of 1995 compared with the third quarter of 1994, and increased $636 thousand or 6.6% for the first nine months of 1995 compared with the same period a year ago. The larger components of increases were salaries and employee benefits. FDIC Insurance continued as a significant factor in noninterest expense, amounting to $366 thousand for the current year to date prior to the effects of the assessment reduction on a full year scale. As a result of the Federal Deposit Insurance Corporation reaching its full-funded status, the rate of insurance for the Corporation was reduced from 23 to 4 cents per hundred dollars of deposits commencing June 1, 1995. The anticipated cost for the full year of 1995 will approximate $400 thousand.

     No provisions for loan losses were considered necessary for the current or previously reported periods.

     Return on average assets (ROA) and return on average stockholders' equity
(ROE) for the current nine month period were 1.44% and 13.10%, respectively, compared with 1.53% and 14.71%, respectively, for the similar period of 1994. The differentials are largely the results of increased assets and increased stockholder's equity relative to the current level of net income.


OTHER INFORMATION

     Capital expenditures for the year are presently estimated at approximately $1,575 thousand. These expenditures are intended to cover costs of furniture and equipment, facility improvements, and branch office expansion. Expenditures for the nine months ended September 30, 1995 amounted to $454 thousand and are expected to remain within budgeted amounts.

     Approval was recently received to open a commercial banking office in Great Neck. A lease has been signed and opening of the office is expected in early 1996. This would be the Corporation's fifteenth office and seventh commercial banking unit.

     Stock repurchase plans have been approved by the Board of Directors since 1988, authorizing the Corporation to repurchase shares of its own common stock in market or private transactions. Nine such plans have been initiated since that date involving the repurchase of 20,000 to 25,000 shares per plan. The ninth, or current, plan for 25,000 shares was approved in January 1994. Under this plan the authorization approximates one and three quarters percent of the Corporation's then outstanding shares of 1,398,370 shares. No shares were repurchased during the current quarter. Remaining shares available for repurchase under the present plan amount to 10,745 shares. It is the Corporation's belief that these repurchases of shares will help maximize shareholder value. The stock purchases are financed through available Corporate cash. The Board recently reaffirmed the current program for the repurchase of shares from shareholders.

     The subsidiary bank underwent a routine safety and soundness and Bank Information Systems (BIS) examination during the current third quarter by the Office of the Comptroller of the Currency. The examination also evaluated the Corporation's compliance with various consumer laws and regulations. The Corporation was examined by Federal Reserve Bank of New York Examiners during the first quarter of 1993. Management is not aware, nor has it been apprised by any regulatory authority, of any current recommendations that would have a material effect on the Corporation's liquidity, capital resources and operations.

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

THE FIRST OF LONG ISLAND CORPORATION

PART II - OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - The following exhibits are included herein:
                      (3) (ii) (a)  Amendment to By-laws
                      (3) (ii) (b)  By-laws, as amended

          (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      THE FIRST OF LONG ISLAND CORPORATION




November 1, 1995    By:  /s/    J. WILLIAM JOHNSON
----------------         -----------------------------------------------------
    Date                 J. William Johnson, President, Chairman of the Board
                         and Chief Executive Officer



October 31, 1995    By:  /s/    WILLIAM J. WHITE
----------------       -----------------------------------------------------
    Date               William J. White, Vice President and Treasurer
                       (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                     Description                   Page
-----------                     ------------                  ----

  (3)(ii)(a)                    Amendment to By-laws            17
  (3)(ii)(b)                    By-laws as amended              18