Form 10-K
period 1995-12-31
FIRST OF LONG ISLAND CORP
filed 1996-03-26
CIK 740663

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-12220
                      THE FIRST OF LONG ISLAND CORPORATION
             (Exact name of registrant as specified in its charter)

                  NEW YORK                                      11-2672906
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)
              10 GLEN HEAD ROAD                                    11545
             GLEN HEAD, NEW YORK                                (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 671-4900
        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, Par Value $.10 a share
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. /X/

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 4, 1996:

    COMMON STOCK, $.10 PAR VALUE -- $63,606,222

    The number of shares outstanding of the issuer's classes of common stock as of March 4, 1996:

    COMMON STOCK, $.10 PAR VALUE -- 2,094,032 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the annual report to shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II.
    Portions of the proxy statement for the annual shareholders meeting to be held April 16, 1996 are incorporated by reference into Part III.
    THIS REPORT CONTAINS 78 PAGES
    AND THE EXHIBIT INDEX IS ON PAGE 16.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

              THE FIRST OF LONG ISLAND CORPORATION ("REGISTRANT")

    Registrant was incorporated on February 7, 1984 for the purpose of becoming a bank holding company with respect to The First National Bank of Long Island, Glen Head, New York. On April 30, 1984, Registrant acquired, and owns, all of the outstanding capital stock of The First National Bank of Long Island. The business of Registrant consists primarily of the ownership, supervision and control of its bank subsidiary.

    Registrant's competition comes from other bank holding companies and banking institutions having main or branch offices located throughout the Registrant's banking area.

    Registrant and its bank subsidiary had 121 full-time employees and 70 part-time employees as of December 31, 1995.

                THE FIRST NATIONAL BANK OF LONG ISLAND ("BANK")

    The Bank was organized as a national banking association under the laws of the United States of America in 1927 under the name of The First National Bank of Glen Head. On July 1, 1978 its name was changed to The First National Bank of Long Island.

    The Bank is a full service retail commercial bank, conducting business in the counties of Nassau and Suffolk. The Bank provides a broad range of services to individuals, professionals, partnerships, corporations, public bodies, and other organizations. Included in its services are demand and time deposits, a wide variety of loans, investment and trust services and other customer services such as safe deposit facilities. The Bank has branch offices in Roslyn Heights, Greenvale, Old Brookville, Woodbury, Northport, Lake Success, Huntington, Hicksville, Mineola, Rockville Centre, New Hyde Park, Locust Valley, Valley Stream, and Great Neck. The offices in Lake Success, Hicksville, Mineola, Rockville Centre, New Hyde Park, Valley Stream, and Great Neck are commercial banking facilities.

    The Bank encounters substantial competition in its banking business from numerous other banking facilities which have offices located in one or more of the communities served by the Bank. Principal competitors are large New York City banks such as Citibank, Chemical Bank, Chase Manhattan Bank, Bank of New York, and National Westminster Bank USA.

    The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency. The Bank is also subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation. Among the specified regulations are certain capital adequacy requirements that banks and bank holding companies must adhere to. Failure to comply could result in regulatory action ranging from the implementation of a mandatory capital restoration plan to being placed in receivership. The Bank and the Corporation substantially exceed the risk-based capital adequacy levels required by these regulatory authorities.

    The First of Long Island Agency, Inc. was organized in 1994 under the laws of the State of New York, as a subsidiary of the Bank to conduct business as a licensed insurance agency engaged in the sale of insurance, primarily fixed annuity products.

STATISTICAL DISCLOSURE

    Pages (i) , and 4 through 11 inclusive, of Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

    The following table sets forth for the periods indicated a summary of the distribution of average assets, liabilities and stockholders' equity:

                                   1995                             1994                             1993
                      -------------------------------  -------------------------------  -------------------------------
                       AVERAGE               YIELD/     AVERAGE               YIELD/     AVERAGE               YIELD/
                       BALANCE   INTEREST     RATE      BALANCE   INTEREST     RATE      BALANCE   INTEREST     RATE
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
ASSETS
Interest-earning
 assets:
Federal funds
 sold...............  $  33,140  $   1,927      5.81%  $  13,730  $     601       4.38% $  10,995  $     329       2.99%
Investment
 Securities
  Available for
   Sale.............     47,096      2,948       6.26     43,771      2,988       6.83
  Held to
   Maturity.........    161,305     10,011       6.21    167,576      9,669       5.77    208,801     12,986       6.22
Loans (1)...........    143,677     13,132       9.14    141,399     11,603       8.21    132,480     10,682       8.06
                      ---------  ---------             ---------  ---------             ---------  ---------
Total
 interest-earning
 assets.............    385,218     28,018       7.27    366,476     24,861       6.78    352,276     23,997       6.81
Noninterest-earning
 assets:
Cash and due from
 banks..............     19,297                           17,290                           16,545
Premises and
 equipment, net.....      5,007                            5,128                            5,378
Other assets........      5,802                            5,251                            4,526
Less: allowance for
 loan losses........     (3,607)                          (3,602)                          (3,554)
                      ---------                        ---------                        ---------
    TOTAL...........  $ 411,717                        $ 390,543                        $ 375,171
                      ---------                        ---------                        ---------
                      ---------                        ---------                        ---------
LIABILITIES AND
 STOCKHOLDERS'
 EQUITY
Interest-bearing
 liabilities:
Savings, NOW, and
 money market
 deposits...........  $ 213,250  $   7,171       3.36  $ 216,043  $   5,237       2.42  $ 215,520  $   4,978       2.31
Time deposits.......     35,416      1,728       4.88     27,302        938       3.44     27,698        890       3.21
                      ---------  ---------             ---------  ---------             ---------  ---------
Total
 interest-bearing
 liabilities........    248,666      8,899       3.58    243,345      6,175       2.54    243,218      5,868       2.41
Noninterest-bearing
 liabilities:
Demand deposits.....    115,010                          104,329                           93,071
Other...............      2,133                            1,864                            1,804
                      ---------                        ---------                        ---------
                        365,809                          349,538                          338,093
Stockholders'
 equity.............     45,908                           41,005                           37,078
                      ---------                        ---------                        ---------
    TOTAL...........  $ 411,717                        $ 390,543                        $ 375,171
                      ---------                        ---------                        ---------
                      ---------                        ---------                        ---------
Net interest
 earnings...........             $  19,119                        $  18,686                        $  18,129
                                 ---------                        ---------                        ---------
                                 ---------                        ---------                        ---------
Net yield on
 interest-earning
 assets.............                            4.96%                            5.10%                            5.15%

------------------------------
(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

    The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                1995 COMPARED TO 1994            1994 COMPARED TO 1993
                                             INCREASE (DECREASE) DUE TO:      INCREASE (DECREASE) DUE TO:
                                           -------------------------------  -------------------------------
                                            VOLUME      RATE        NET      VOLUME      RATE        NET
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS OF DOLLARS)
INTEREST EARNED ON:
Federal funds sold.......................  $   1,076  $     250  $   1,326  $      95  $     177  $     272
Investment Securities
  Available for Sale.....................        218       (258)       (40)     2,988                 2,988
  Held to Maturity.......................       (371)       713        342     (2,428)      (889)    (3,317)
Loans....................................        190      1,339      1,529        729        192        921
                                           ---------  ---------  ---------  ---------  ---------  ---------
    Total interest-earning assets........  $   1,113  $   2,044  $   3,157  $   1,384  $    (520) $     864
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------  ---------

INTEREST PAID ON:
Demand deposits
Savings, NOW, and money market deposits..  $     (69) $   2,003  $   1,934  $      12  $     247  $     259
Time Deposits............................        327        463        790        (13)        61         48
                                           ---------  ---------  ---------  ---------  ---------  ---------
    Total interest-bearing liabilities...  $     258  $   2,466  $   2,724  $      (1) $     308  $     307
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------  ---------

    The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO
    Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" (SFAS No. 115). The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                                                        DECEMBER 31,
                                                                           --------------------------------------
                                                                              1995          1994         1993
                                                                           -----------  ------------  -----------
                                                                                 (IN THOUSANDS OF DOLLARS)
SECURITIES HELD TO MATURITY:
  U.S. Treasury..........................................................  $    80,861   $   67,781   $    97,522
  U.S. Government Agencies...............................................       36,238       42,924        54,133
  State and Municipals...................................................       33,975       37,117        39,326
  Collateralized Mortgage Obligations....................................        8,604        9,956        22,317
  Commercial Paper.......................................................                     9,981         2,997
  Other..................................................................                                   1,121
                                                                           -----------  ------------  -----------
    Total................................................................  $   159,678   $  167,759   $   217,416
                                                                           -----------  ------------  -----------
                                                                           -----------  ------------  -----------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury..........................................................  $    39,293   $   35,227
  State and Municipals...................................................        6,864        4,355
  Collateralized Mortgage Obligations....................................       11,272        5,164
  Other..................................................................          127          127
                                                                           -----------  ------------
    Total................................................................  $    57,556   $   44,873
                                                                           -----------  ------------
                                                                           -----------  ------------

    The following tables set forth, at carrying amount, the maturities of investment securities at December 31, 1995 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 34 percent rate) have been made in calculating yields on State and Municipal obligations.

                                                                       MATURING
                                --------------------------------------------------------------------------------------
                                       WITHIN            AFTER ONE BUT         AFTER FIVE BUT            AFTER
                                      ONE YEAR         WITHIN FIVE YEARS      WITHIN TEN YEARS         TEN YEARS
                                --------------------  --------------------  --------------------  --------------------
                                 AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT      YIELD
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS OF DOLLARS)
SECURITIES HELD TO MATURITY:
 U.S. Treasury................  $  30,416       6.36% $  50,445       6.26%
*U.S. Government
  Agencies....................                            9,410             $   9,083       8.10% $  17,745       6.83%
 State and Municipals.........      5,965       6.08      9,525       6.75     18,420       7.27         65       7.50
*Collateralized
  Mortgage Obligations........                                                                        8,604       7.32
 Commercial Paper.............
                                ---------             ---------             ---------             ---------
    Total.....................  $  36,381       6.31% $  69,380       6.34% $  27,503       7.54% $  26,414       6.99%
                                ---------             ---------             ---------             ---------
                                ---------             ---------             ---------             ---------

                                                                       MATURING
                                --------------------------------------------------------------------------------------
                                       WITHIN            AFTER ONE BUT         AFTER FIVE BUT            AFTER
                                      ONE YEAR         WITHIN FIVE YEARS      WITHIN TEN YEARS         TEN YEARS
                                --------------------  --------------------  --------------------  --------------------
                                 AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT      YIELD
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS OF DOLLARS)
SECURITIES AVAILABLE FOR SALE:
 U.S. Treasury................  $   6,583       6.22% $  32,710       6.23%
 State and Municipals.........        763      10.97      2,399       6.19  $   3,473       7.31% $     229       8.02%
*Collateralized
  Mortgage Obligations........                                                                       11,272       6.37
 Other........................                                                                          127       6.56
                                ---------             ---------             ---------             ---------
    Total.....................  $   7,346       6.71% $  35,109       6.23% $   3,473       7.31% $  11,628       6.40%
                                ---------             ---------             ---------             ---------
                                ---------             ---------             ---------             ---------

------------------------
* Maturity dates are specified pursuant to regulatory requirements. The total of all securities backed by mortgages are expected to have substantial periodic repayments resulting in a weighted average life for the above two securities categories which is considerably shorter than would be surmised from the above tables.

LOAN PORTFOLIO

    The following table shows the Registrant's loan distribution at the end of each of the last five years indicated:

                                           1995       1994       1993       1992       1991
                                         ---------  ---------  ---------  ---------  ---------
                                                       (IN THOUSANDS OF DOLLARS)
Commercial, financial and
 agricultural..........................  $  21,708  $  19,482  $  19,514  $  20,990  $  18,434
Real estate -- construction............     --         --         --         --         --
Real estate -- mortgage................    115,098    115,855    108,025    100,410     94,008
Installment............................      9,671      8,961      9,337      9,386     11,194
All other loans (including
 overdrafts)...........................        193        174        113        304         82
                                         ---------  ---------  ---------  ---------  ---------
    Total Loans........................  $ 146,670  $ 144,472  $ 136,989  $ 131,090  $ 123,718
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------

    The following table shows the maturity of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 1995. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                       MATURING
                                                  --------------------------------------------------
                                                              AFTER ONE BUT
                                                   WITHIN      WITHIN FIVE    AFTER FIVE
                                                  ONE YEAR        YEARS          YEARS       TOTAL
                                                  ---------  ---------------  -----------  ---------
                                                              (IN THOUSANDS OF DOLLARS)
Commercial, financial and agricultural (and all
 other loans, including overdrafts).............  $  12,622     $   8,363      $     916   $  21,901
Real estate -- construction.....................     --            --             --          --
                                                  ---------       -------          -----   ---------
    Total.......................................  $  12,622     $   8,363      $     916   $  21,901
                                                  ---------       -------          -----   ---------
                                                  ---------       -------          -----   ---------
Loans maturing after one year with:
  Fixed interest rates..........................                $   2,415      $       1
  Variable interest rates.......................                    5,948            915
                                                                  -------          -----
    Total.......................................                $   8,363      $     916
                                                                  -------          -----
                                                                  -------          -----

PAST DUE, NONACCRUAL, AND RESTRUCTURED LOANS

    The following table summarizes the Registrant's past due, nonaccrual, and restructured loans:

                                                                           DECEMBER 31
                                                     -------------------------------------------------------
                                                       1995       1994        1993        1992       1991
                                                     ---------  ---------  -----------  ---------  ---------
                                                                    (IN THOUSANDS OF DOLLARS)
Past Due for 90 Days or more.......................  $     251  $       3   $     183   $      15  $      26
Nonaccrual loans...................................        843        516         448       1,017        971
Restructured Loans.................................        816        824       1,022         133        106
Gross interest income which would have been
 recorded during the year under original terms:
Nonaccrual loans...................................         97         36          43         137        131
Restructured loans.................................         96         86         105          18         14
Gross interest income recorded during the year:
Nonaccrual loans...................................         36          1           1          36         33
Restructured loans.................................         82         61          78          15         13
Commitments for additional funds...................       None       None        None        None       None

    The Registrant has no foreign loans outstanding nor has it any significant loan concentrations in any one industry.

SUMMARY OF LOAN LOSS EXPERIENCE

    This table summarizes the Registrant's loan loss experience for each of the five years ended indicated:

                                                                   YEAR ENDED DECEMBER 31
                                                    -----------------------------------------------------
                                                      1995       1994       1993       1992       1991
                                                    ---------  ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS OF DOLLARS)
Balance at January 1..............................  $   3,600  $   3,590  $   3,503  $   3,105  $   2,571
Charge-offs:
  Commercial, financial, and agricultural.........          3         13                                3
  Real estate -- mortgage.........................                              121        568        718
  Installment and other...........................         21         35         24         86         71
                                                    ---------  ---------  ---------  ---------  ---------
                                                           24         48        145        654        792
Recoveries:
  Commercial, financial, and agricultural.........                     6          5          5          4
  Real estate -- mortgage.........................         16         36         28        426          9
  Installment and other...........................          8         16         24         21         13
                                                    ---------  ---------  ---------  ---------  ---------
                                                           24         58         57        452         26
                                                    ---------  ---------  ---------  ---------  ---------
Net recoveries (charge-offs)......................          0         10        (88)      (202)      (766)
Additions charged to operations (1)...............                              175        600      1,300
                                                    ---------  ---------  ---------  ---------  ---------
Balance at December 31............................  $   3,600  $   3,600  $   3,590  $   3,503  $   3,105
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------
Ratio of net charge-offs to average loans
 outstanding......................................     --         --           .07%       .16%       .62%

------------------------
(1) The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, management's estimation of future potential losses, and regulatory agencies' recommendations based on their reviews.

    The standard loan to value policy for residential mortgage products originated for our portfolio is a maximum of 75% of appraised value or purchase price, whichever is less and for commercial mortgages that policy is two-thirds of appraised value.

    As a result of the continued slow growing Long Island economy, charge-off experience could rise in the future. Management feels that the current allowance for loan losses at December 31, 1995 is adequate. This matter is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations (under "Financial Condition -- Allowance for Loan Losses") and in Note A (under "Allowance for Loan Losses"); and in Note I (under "Concentrations of Credit Risk"). All three items are incorporated herein by reference.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

    This table shows an allocation of the allowance for loan losses as of the end of each of the last five years.

                                 DECEMBER 31, 1995      DECEMBER 31, 1994      DECEMBER 31, 1993
                                --------------------   --------------------   --------------------
                                            PERCENT                PERCENT                PERCENT
                                            OF LOANS               OF LOANS               OF LOANS
                                            IN EACH                IN EACH                IN EACH
                                            CATEGORY               CATEGORY               CATEGORY
                                            TO TOTAL               TO TOTAL               TO TOTAL
                                  AMOUNT     LOANS       AMOUNT     LOANS       AMOUNT     LOANS
                                ----------  --------   ----------  --------   ----------  --------
Commercial, financial, and
 agricultural.................  $  562,653     15%     $  574,197     13%     $  651,803     14%
Real estate-construction......
Real estate-mortgage..........   2,240,660     78       2,325,443     80       2,095,416     79
Installment and other.........     196,613      7         148,224      7         217,041      7
Unallocated...................     600,104                552,298                625,379
                                ----------             ----------             ----------
                                $3,600,030    100%     $3,600,162    100%     $3,589,639    100%
                                ----------             ----------             ----------
                                ----------             ----------             ----------

                                 DECEMBER 31, 1992      DECEMBER 31, 1991
                                --------------------   --------------------
                                            PERCENT                PERCENT
                                            OF LOANS               OF LOANS
                                            IN EACH                IN EACH
                                            CATEGORY               CATEGORY
                                            TO TOTAL               TO TOTAL
                                  AMOUNT     LOANS       AMOUNT     LOANS
                                ----------  --------   ----------  --------
Commercial, financial, and
 agricultural.................  $  849,080     16%     $  456,082     15%
Real estate-construction......
Real estate-mortgage..........   1,510,986     77       1,154,374     76
Installment and other.........     252,504      7         290,157      9
Unallocated...................     889,948              1,204,700
                                ----------             ----------
                                $3,502,518    100%     $3,105,313    100%
                                ----------             ----------
                                ----------             ----------

DEPOSITS

    Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1995, are summarized as follows:

                                                                           AMOUNT
                                                                  ------------------------
                                                                      (IN THOUSANDS OF
                                                                          DOLLARS)
3 months or less................................................             $3,414
Over 3 through 6 months.........................................              3,609
Over 6 through 12 months........................................                538
Over 12 months..................................................                404
                                                                            -------
    Total.......................................................             $7,965
                                                                            -------
                                                                            -------

    The Corporation has no interest-bearing demand deposits.

RETURN ON EQUITY AND ASSETS

    The following table shows consolidated operating and capital ratios of the Registrant for each of the last three years:

                                                                                             YEAR ENDED DECEMBER 31
                                                                                         -------------------------------
                                                                                           1995       1994       1993
                                                                                         ---------  ---------  ---------
Return on average total assets before cumulative effect of accounting change...........       1.51%      1.54%      1.48%
Return on average total assets.........................................................       1.51       1.54       1.65
Return on average stockholders' equity before cumulative effect of accounting change...      13.52      14.70      15.16
Return on average stockholders' equity.................................................      13.52      14.70      16.72
Dividend payout ratio before cumulative effect of accounting change....................      18.91      17.88      17.78
Dividend payout ratio..................................................................      18.91      17.88      15.90
Average equity to average assets ratio.................................................      11.15      10.50       9.88

ITEM 2.  PROPERTIES

                                   REGISTRANT

    Registrant as such owns no materially important physical properties. Office facilities of the Registrant are located at 10 Glen Head Road, Glen Head, New York, in a building owned by the Bank.

                                      BANK

    The Bank's main offices are also at 10 Glen Head Road, Glen Head, New York, which Bank owns in fee. The Bank owns a total of 10 buildings in fee and occupies seven other facilities under lease arrangements, all in Nassau County and Suffolk County, New York.

    In the opinion of management of Registrant, all facilities of the Bank are suitable and adequate, and are being fully utilized.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings, individually or in the aggregate, to which the Registrant or the Bank is a party or of which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    Common  stock market prices,  dividends, and number  of shareholders on page
(i) of Registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference.

    During 1995 and 1994, cash dividends were paid on a semiannual basis.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected Financial Data on page (i) of Registrant's Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 11, and the President's Letter to Stockholders on pages 2 and 3 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and the report of independent auditors included on pages 14 through 31 of Registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pages 2 through 7 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 1996 are hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Page 5 "Compensation of Directors", and pages 7 through 12 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 1996 are hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pages 1 through 3 "Voting Securities and Principal Stockholders" of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 1996 are hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pages 13 and 14 "Transactions With Management And Others", of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 1996 is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following consolidated financial statements of The First of Long Island Corporation and Subsidiary and the report of independent auditors included on pages 14 through 31 of Registrant's Annual Report to Shareholders for the year ended December 31, 1995 required by Item 8 are incorporated herein by reference:

Financial Statements (Consolidated)

    Consolidated Balance Sheets -- December 31, 1995 and 1994
    Consolidated Statements of Income -- Years ended December 31, 1995, 1994 and 1993
    Consolidated Statements of Changes in Stockholders' Equity --
      Years ended December 31, 1995, 1994 and 1993
    Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993
    Notes to Consolidated Financial Statements
    Report of Independent Auditors

    Schedules to the consolidated financial statements required by Article 9  of
Regulation   S-X  are  not  required  under  the  related  instructions  or  are inapplicable and therefore have been omitted.

    The following exhibits are incorporated herein by reference:

       Exhibit  3(i)  -- Certificate of Incorporation, as amended
       Exhibit  3(ii) -- By-laws, as amended
       Exhibit 10(a) -- Incentive Plan
       Exhibit 99   -- Notice of Annual Meeting and Proxy Statement

    The following exhibits are submitted herewith:

       Exhibit 10(b) -- Stock Option and Appreciation Rights Plan.
       Exhibit 10(c) -- Employment Agreement Between Registrant and J. William Johnson,
                      dated January 31, 1996.
       Exhibit 13 -- Registrant's Annual Report to Shareholders for the year ended
                       December 31, 1995.
       Exhibit 21   -- Subsidiaries of Registrant
       Exhibit 23(a) -- Consent of Independent Auditors
       Exhibit 27   -- Financial Data Schedule

    No reports on Form 8-K were filed for the three months ended December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE FIRST OF LONG ISLAND CORPORATION
                                               --------------------------------------------
                                                               (REGISTRANT)

Dated: March 19, 1996                               By:          /s/ J. WILLIAM JOHNSON
                                                 ----------------------------------------
                                                            J. William Johnson
                                                                 PRESIDENT
                                                       (PRINCIPAL EXECUTIVE OFFICER)

                                                    By:           /s/ WILLIAM J. WHITE
                                                 ----------------------------------------
                                                             William J. White
                                                       VICE PRESIDENT AND TREASURER,
                                                     (PRINCIPAL FINANCIAL OFFICER AND
                                                       PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURES                                       TITLES                        DATES
------------------------------------------------------  -------------------------------------  ------------------

                /s/ J. WILLIAM JOHNSON
     -------------------------------------------        President, Chairman of the Board,        March 19, 1996
                  J. William Johnson                     Chief Executive Officer

                 /s/ PAUL T. CANARICK
     -------------------------------------------        Director                                 March 19, 1996
                   Paul T. Canarick

              /S/ WILLIAM J. CATACOSINOS
     -------------------------------------------        Director                                 March 19, 1996
                William J. Catacosinos

              /s/ BEVERLY ANN GEHLMEYER
     -------------------------------------------        Director                                 March 19, 1996
                Beverly Ann Gehlmeyer

             /s/ HOWARD THOMAS HOGAN, JR.
     -------------------------------------------        Director                                 March 19, 1996
               Howard Thomas Hogan, Jr.

             /s/ J. DOUGLAS MAXWELL, JR.
     -------------------------------------------        Director                                 March 19, 1996
               J. Douglas Maxwell, Jr.

                /s/ JOHN R. MILLER III
     -------------------------------------------        Director                                 March 19, 1996
                  John R. Miller III

                                 EXHIBIT INDEX

 EXHIBIT NO.                                              DESCRIPTION                                                 PAGE
-------------  --------------------------------------------------------------------------------------------------     -----
         3(i)  Certificate of Incorporation, as amended (Filed as Exhibit 3 (a) to the Registrant's 1991 Annual
                Report on Form 10-K and incorporated herein by reference.)
         3(ii) By-laws, as amended (Filed as Exhibit 3(ii)(b) to the Registrant's September 30, 1995 Quarterly
                Report on Form 10-Q and incorporated herein by reference.)
        10(a)  Incentive plan....................................................................................           *
        10(b)  Stock Option and Appreciation Rights Plan.........................................................          17
        10(c)  Employment Agreement Between Registrant and J. William Johnson, dated January 31, 1996............          30
        13     Annual Report to Shareholders for the Year Ended December 31, 1995................................          37
        21     Subsidiaries of Registrant........................................................................          76
        23(a)  Consent of Independent Auditors...................................................................          77
        27     Financial Data Schedule...........................................................................          78
        99     Notice of Annual Meeting and Proxy Statement......................................................          **

------------------------
 * Page 12 of Registrant's Proxy Statement for its Annual Meeting of shareholders to be held April 16, 1996 filed under Form TH dated March 4, 1996, and submitted in electronic format on March 8, 1996, is incorporated herein by reference.

** Registrant's Proxy Statement for its Annual Meeting of shareholders to be held April 16, 1996 filed under Form TH dated March 4, 1996 and submitted in electronic format on March 8, 1996, is incorporated herein by reference.