Form 10-Q
period 1996-03-31
FIRST OF LONG ISLAND CORP
filed 1996-05-06
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                -------------------------------

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   -------------


                        Commission file number 0-12220
                                               -------

                      THE FIRST OF LONG ISLAND CORPORATION
- -------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


            NEW YORK                      11-2672906
    ---------------------------------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer
     Incorporation or Organization)        Identification No.)



      10 Glen Head Road, Glen Head, New York          11545
    ---------------------------------------------------------------
     (Address of Principal Executive Offices)       (Zip Code)



                            (516) 671-4900
    ---------------------------------------------------------------
         (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
- -------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
      Report.)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,097,200 Shares of Common Stock, par value $.10 per share, outstanding as of April 23, 1996.

     THE FIRST OF LONG ISLAND CORPORATION

                           INDEX


PART I.  FINANCIAL INFORMATION .........................................Page No.

Item 1.  Financial Statements

   Consolidated Balance Sheets .........................................   3

       Consolidated Statements of Income ...............................   4

       Consolidated Statements of Cash Flows ...........................   5

       Consolidated Statements of Changes in Stockholders' Equity ......   6

       Notes to Consolidated Financial Statements ......................   7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................   9



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

SIGNATURES .............................................................  13

EXHIBITS - None

PART I. FINANCIAL INFORMATION

THE FIRST OF LONG ISLAND CORPORATION
Item 1 Financial Statements
CONSOLIDATED BALANCE SHEETS

                                                       March 31, 1996     December 31, 1995
                                                          (Unaudited)            (Note)
                                                       ----------------   -------------
ASSETS
 Cash and Due From Banks .............................   $  21,114,233    $  22,884,445
 Federal Funds Sold ..................................      31,500,000       31,400,000

 Investment Securities:
  Available for sale, at market value ................      65,960,242       57,556,137
  Held to maturity (Market Value $161,693,000 in 1996
        and $161,355,000 in 1995) ....................     161,575,244      159,677,530
                                                         -------------    -------------
         Total Investment Securities (Market Value
        $227,653,000 in 1996 and $218,911,000 in 1995)     227,535,486      217,233,667

 Loans:
   Commercial ........................................      23,065,663       21,900,667
   Real Estate .......................................     115,995,612      115,098,688
   Installment .......................................       9,694,388        9,670,686
                                                         -------------    -------------

         Total Loans .................................     148,755,663      146,670,041
   Less: Unearned Income .............................        (822,481)        (795,925)
         Allowance for Loan Losses ...................      (3,607,261)      (3,600,030)
                                                         -------------    -------------

         Net Loans ...................................     144,325,921      142,274,086

 Premises and Equipment ..............................       5,100,933        5,092,380
 Other Assets ........................................       7,536,355        6,769,970
                                                         -------------    -------------
         Total Assets ................................   $ 437,112,928    $ 425,654,548
                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand .............................................   $ 120,878,003    $ 123,640,360
  Savings, NOW, and Money Market .....................     227,266,246      215,536,599
  Time ...............................................      36,649,507       34,777,748
                                                         -------------    -------------
         Total Deposits ..............................     384,793,756      373,954,707
Accrued Taxes, Expenses and Other Liabilities ........       1,913,447        2,359,177
                                                         -------------    -------------

         Total Liabilities ...........................     386,707,203      376,313,884

STOCKHOLDERS' EQUITY
 Common Stock, $.10 Par Value; 5,000,000 Shares
  Authorized; Shares Issued and Outstanding:
  1996-2,097,200, 1995-2,096,467 .....................         209,720          209,647
 Surplus .............................................       7,360,100        7,366,485
 Retained Earnings ...................................      42,837,999       41,179,300
 Unrealized Appreciation (Depreciation)
    on Securities Available for Sale, Net ............          (2,094)         585,232
                                                         -------------    -------------
         Total Stockholders' Equity ..................      50,405,725       49,340,664
         Total Liabilities and Stockholders' Equity ..   $ 437,112,928    $ 425,654,548
                                                         =============    =============

     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended
                                                                       March 31,
                                                                  1996         1995
                                                              ----------   ----------
                                                              (Unaudited)  (Unaudited)
INTEREST INCOME
  Loans, Including Fees on Loans ..........................   $3,311,561   $3,228,059
  Federal Funds Sold ......................................      382,675      293,959

Investment Securities:
  Available for sale ......................................      942,094      711,760
  Held to maturity ........................................    2,386,486    2,569,636
                                                              ----------   ----------
        Total Interest Income .............................    7,022,816    6,803,414

INTEREST EXPENSE
  Savings, NOW, and Money Market Deposits .................    1,667,803    1,720,190
  Time Deposits ...........................................      428,163      380,137
                                                              ----------   ----------

        Total Interest Expense ............................    2,095,966    2,100,327
                                                              ----------   ----------

        NET INTEREST INCOME ...............................    4,926,850    4,703,087

Provision for Loan Losses
                                                              ----------   ----------
        Net Interest Income After Provision for Loan Losses    4,926,850    4,703,087

NONINTEREST INCOME
  Trust Department Income .................................      268,629      262,033
  Service Charges on Deposit Accounts .....................      589,517      481,045
  Net Securities Gains ....................................                     3,765
  Other Income ............................................      103,619       80,231

                                                              ----------   ----------
        Total Other Income ................................      961,765      827,074

OTHER OPERATING EXPENSES
  Salaries ................................................    1,547,308    1,482,260
  Employee Benefits .......................................      577,421      613,776
  Net Occupancy Expense ...................................      314,547      277,420
  Equipment Expense .......................................      186,171      186,745
  Other Expense ...........................................      773,769      958,064

                                                              ----------   ----------
        Total Other Expense ...............................    3,399,216    3,518,265

        Income Before Income Taxes ........................    2,489,399    2,011,896

Provision for Income Taxes ................................      830,700      652,200

                                                              ----------   ----------
        Net Income ........................................   $1,658,699   $1,359,696
                                                              ==========   ==========

        Net Income Per Share ..............................   $     0.78   $     0.64
                                                              ==========   ==========

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                                  MARCH 31,
                                                                             1996            1995
                                                                         ------------    ------------
                                                                          (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
  Net Income .........................................................   $  1,658,699    $  1,359,696
  Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for depreciation and amortization ...............        157,497         160,002
           Accretion of investment securities
             premiums, net ...........................................       (310,099)       (449,118)
           Realized gain on investment securities ....................                           (265)
           (Increase) decrease in other assets .......................     (1,356,170)      1,751,117
            Increase in accrued taxes, expenses
             and other liabilities ...................................        169,234          64,925

                                                                         ------------    ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES .......................        319,161       2,886,357

INVESTING ACTIVITIES
  Proceeds from sales of investment securities Available for Sale ....                        265,265
  Proceeds from maturities of investment securities Held to Maturity .     11,265,741      27,914,448
  Proceeds from maturities of investment securities Available for Sale      1,200,000       2,000,000
  Purchase of investment securities Held to Maturity .................    (11,772,447)    (23,640,919)
  Purchase of investment securities Available for Sale ...............    (10,682,555)       (164,855)
  Net (increase) decrease in loans ...................................     (2,051,835)      2,179,881
  Purchases of premises and equipment ................................       (166,050)       (262,428)

                                                                         ------------    ------------
     NET CASH USED IN INVESTING ACTIVITIES ...........................    (12,207,146)      8,291,392

FINANCING ACTIVITIES
  Net increase in total deposits .....................................     10,839,049      23,632,694
  Cash dividends paid ................................................       (614,964)       (560,153)
  Repurchase of Common Stock .........................................        (51,306)        (76,500)
  Proceeds from exercise of stock options ............................         44,994          12,525
                                                                         ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .......................     10,217,773      23,008,566

     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................     (1,670,212)     34,186,315
Cash and cash equivalents at beginning of period .....................     54,284,445      32,012,716
                                                                         ------------    ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 52,614,233    $ 66,199,031
                                                                         ============    ============


The Corporation made interest payments of $2,089,025 and $2,051,664 and tax payments of $305,912 and $192,300 for the three months ended March 31, 1996 and 1995, respectively.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                                       Unrealized
                                                                                                       Appreciation/
                                                                                                       Depreciation
                                               Common Stock                              Retained      on Securities
                                         Shares         Amount          Surplus          Earnings      Available for
                                                                                                       Sale               Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance January 1, 1995 ............      1,400,384    $    140,038    $  7,619,723    $ 36,214,413    ($ 1,366,569)   $ 42,607,605
  Net Income .......................                                                      1,359,696                       1,359,696
Exercise of Incentive
  Stock Options ....................            650              65          12,460                                          12,525
Repurchase and Retirement of
  Common Stock .....................         (2,000)           (200)        (76,300)                                        (76,500)
Unrealized appreciation on
  Securities Available for Sale, Net                                                                        782,745         782,745

                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance March 31, 1995 .............      1,399,034    $    139,903    $  7,555,883    $ 37,574,109    ($   583,824)   $ 44,686,071
                                       ============    ============    ============    ============    ============    ============



Balance January 1, 1996 ............      2,096,467    $    209,647    $  7,366,485    $ 41,179,300    $    585,232    $ 49,340,664
  Net Income .......................                                                      1,658,699                       1,658,699
Exercise of Incentive
  Stock Options ....................          2,343             234          44,760                                          44,994
Repurchase and Retirement of
  Common Stock .....................         (1,610)           (161)        (51,145)                                        (51,306)
Unrealized depreciation on
  Securities Available for Sale, Net                                                                       (587,326)       (587,326)

                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance March 31, 1996 .............      2,097,200    $    209,720    $  7,360,100    $ 42,837,999    ($     2,094)   $ 50,405,725
                                       ============    ============    ============    ============    ============    ============
















See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THE FIRST OF LONG ISLAND CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1996


Financial Statement Presentation

    In the opinion of The First of Long Island Corporation, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations and cash flows for the periods presented. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.


Earnings Per Share

      Earnings per share are calculated by dividing Net Income by the weighted average number of shares outstanding including common stock equivalents. The weighted average shares outstanding for the three month periods ended March 31, 1996 and 1995 are 2,133,603 and 2,135,286, respectively.

Investment Securities

      The following table sets forth the Investment Securities for the three months ended March 31, 1996:

                                                          Gross         Gross
                                          Amortized    Unrealized    Unrealized     Market
                                             Cost         Gains        Losses       Value
                                         ----------------------------------------------------
                                                            ( In Thousands)
Securities Held to Maturity:
U.S. Treasuries                              $ 82,465          $611          $276    $82,800
U.S. Government Agencies                       34,649           343           795     34,197
State and Municipals                           34,963           409           169     35,203
Collateralized Mortgage Obligations             8,001            70            74      7,997
Other                                           1,497             -             1      1,496
                                         ----------------------------------------------------
     Total                                   $161,575        $1,433        $1,315   $161,693


Securities Available for Sale:
U.S. Treasuries                               $47,741          $442          $318    $47,865
State and Municipals                            6,935            57            36      6,956
Collateralized Mortgage Obligations            11,160             8           156     11,012
Other                                             127                                    127
                                         ----------------------------------------------------
     Total                                    $65,963          $507          $510    $65,960





The following table sets forth the Investment Securities for the twelve months ended December 31, 1995:

                                                          Gross         Gross
                                          Amortized    Unrealized    Unrealized     Market
                                             Cost         Gains        Losses       Value
                                         ----------------------------------------------------
                                                            ( In Thousands)
Securities Held to Maturity:
U.S. Treasuries                              $ 80,861      $  1,201        $   49    $82,013
U.S. Government Agencies                       36,238           405           396     36,247
State and Municipals                           33,975           564            91     34,448
Collateralized Mortgage Obligations             8,604            78            35      8,647
                                         ----------------------------------------------------
     Total                                   $159,678        $2,248          $571   $161,355


Securities Available for Sale:
U.S. Treasuries                               $38,495         $ 821         $  23    $39,293
State and Municipals                            6,779            92             7      6,864
Collateralized Mortgage Obligations            11,281            33            42     11,272
Other                                             127                                    127
                                         ----------------------------------------------------
     Total                                    $56,682         $ 946          $ 72    $57,556



THE FIRST OF LONG ISLAND CORPORATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         Total assets of The First of Long Island Corporation at March 31, 1996 were $437.1 million, reflecting an increase of $11.5 million or 2.7% from the previous year end. The increased footings were largely the result of an influx of new money in money market savings accounts.

         Reflective of a seasonal trend, demand deposits totaling $120.9 million showed a decline of $2.8 million from the previous year end. The largest segment of demand deposits is made up of checking accounts. On an average balance basis, these deposits rose by $7.4 million or 6.8% during the first quarter of 1996 over the like period of 1995. Much of management's marketing strategy is centered on the solicitation and maintenance of such accounts. Savings, NOW, money market and other time deposits grew in total by $13.6 million or 5.4% from the previous year end. Overall total deposits, on both an actual and average basis, represent 88% of total assets. The Corporation's strong core deposit base remains as its primary funding source. Historically, the Corporation has had no need for borrowings or purchased funds.

         Earning assets, which is comprised of federal funds sold, investment securities, and net loans amounted to $403.4 million at quarter end March 31, 1996, showing an increase of $12.5 million or 3.2% from the previous year end.

         Investment securities increased $10.3 million or 4.7% from the previous year end, offsetting much of the growth in deposits. Total invested securities, which includes federal funds sold, represents the Corporation's largest component of earning assets and constitutes approximately 59% of total assets. Of the total invested securities, $56.6 million are short term, that is, with maturities of less than one year. These investments, which are 13% of total assets, contribute to the Corporation's liquidity. No investment trading account is maintained. Also, other than for an occasional purchase from local issuers, the Corporation does not purchase any noninvestment grade securities.

         Total loans were $148.8 million at March 31, 1996 compared with $146.7 million at the previous year end, reflecting an increase of $2.1 million or 1.42%. While overall loans outstanding show an increase over last year in both period end and average balances, commercial mortgage outstandings have declined somewhat. Real estate mortgage loans still account for the major portion of the loan portfolio. Commercial loans and installment loans show increases over the same period of last year. Total loan outstandings run approximately 34% of total assets. The loan portfolio is comprised of domestic loans only and does not include participation in transactions commonly known as leveraged buy-outs of publicly held companies.

        The allowance for loan losses at March 31, 1996 was $3.6 million or 2.4% of total loans, remaining level with the previous year end. No provision for loan losses was considered necessary for the current period as was the case for 1995 as a whole. For the current three months of 1996, recoveries exceeded charge-offs by $7 thousand. Accruing loans which were past due ninety days or more amounted to $135 thousand compared with $251 thousand at the previous year end. Nonaccrual loans were $589 thousand compared to $843 thousand at the previous year end. The current allowance as a percent of past due and nonaccrual loans was 174%. Although the present reserve for loan losses is considered appropriate, management maintains some concern over the local economy which seems to be lagging the national economy.

         Total stockholders' equity of $50.4 million showed an increase of $1.1 million or 2.2% from the previous year end. Investment securities determined available for sale under Financial Accounting Standards Board Release No. 115 (FASB 115), reflected in both the previous year end and in the current three month period, are carried at market rather than amortized value. As a result, under stockholders' equity, unrealized depreciation net of taxes at quarter end was recorded at $2.1 thousand versus unrealized appreciation of $585 thousand at the previous year end.

         The three for two stock split to be paid by means of a 50% stock dividend to shareholders of record on January 8, 1996 (declared at the December 1995 Board Meeting) was paid on February 2, 1996. All applicable shares and per share amounts have been retroactively adjusted to reflect the effects of such dividend.

         Liquidity and capital resources continue to exceed substantially the regulatory requirements. The comparison of risk-based capital ratios maintained at period end to regulatory minimum requirements were as follows:

                              Minimum
                              Required     March 31  Dec.31     Sept 30  June 30
                              Rate          1996       1995      1995      1995
                             ---------------------------------------------------

Total  Capital Ratio          8.00%         31.78%    31.50%     31.12%   30.02%
Tier I Capital Ratio          4.00%         30.52%    30.24%     29.86%   28.76%
Leverage Ratio                4.00%         11.53%    11.59%     11.43%   11.19%

     The asset/liability sensitivity position is regularly monitored by management to assure maintenance of adequate liquidity and proper balance between interest sensitive assets and interest sensitive liabilities. The current position is considered to be satisfactory.

Results of Operations


         Net income for the first quarter of 1996 was $1,659 thousand or $.78 per share compared with $1,360 thousand or $.64 per share for the first quarter of 1995, showing an increase of $299 thousand or 22%.

         The most important factor favorably influencing earnings was a decline in non-interest operating expenses as virtually no FDIC insurance expense was incurred in this first quarter of 1996. This is to be compared with $192 thousand that was recorded in each of the first two quarters of 1995. During the third quarter of 1995, the Bank Insurance Fund was determined to have reached its legal requirement such that a refund was actually paid to the Corporation in September. Little net FDIC premium expense was incurred in the last six months of 1995: a net credit of $17 thousand for the third quarter and a modest expense of $34 thousand in the last quarter of 1995.

         Other significant factors positively influencing earnings in this year's period were the increases in average checking balances and service charge income. Adjustments were made to the Corporation's service charges that essentially became effective for the fourth quarter of 1995 and are the principal reasons for the increase of $108 thousand in service charge income in the first quarter of 1996 over the similar 1995 quarter.

         Net interest income, the Corporation's primary source of income, was up $224 thousand or 4.8% over the same previous period. The related net interest margin of 5.16%, however, was below the same period of last year by ten basis points. This decline resulted from generally lower interest rates on securities and loans maturing or repricing beyond one year.

         Noninterest income net of securities transactions, (of which service charges on deposit accounts is the largest part) showed an increase of $138 thousand or 17% versus the same period last year.

         There were no gains or losses on the sale of securities during the current quarter in comparison to a slight gain reported in the compared period.

         Operating expenses decreased in total by $119 thousand or 3.4% for the first quarter of 1996 compared with the first quarter of 1995. The decrease in FDIC Insurance expense of nearly $200 thousand accounted for most of the positive variance between the compared periods.

         No provisions for loan losses were considered necessary.

         Return on average assets (ROA) of 1.55% for the current period exceeded the 1.36% of March 1995 by 19 basis points. The current return on average stockholders' equity (ROE) also reflected an increase: the current ratio of 13.29% exceeded the previous ratio of 12.55% by 74 basis points.

Other Information


     Capital expenditures for the year are presently estimated at approximately $1,026 thousand. These expenditures are intended to cover costs of furniture and equipment, facility improvements, and branch office expansion. Expenditures for the three months ended March 31, 1996 amounted to $166 thousand and are expected to remain within budgeted amounts.

         The Corporation recently opened its fifteenth office, a commercial banking facility in Great Neck. In conformity with its plans of expansion, the Corporation will continue its search for advantageous new sites, presumably of the commercial banking unit configuration.

     Stock repurchase plans have been approved by the Board of Directors since 1988, authorizing the Corporation to repurchase shares of its own common stock in market or private transactions. Ten such plans have been initiated since that date involving the repurchase of 20,000 to 25,000 shares per plan. The tenth plan, which is also the most current one, was approved in November 1995 for 25,000 shares (adjusted to 37,500 shares). Under this plan, the authorization approximates one and three quarters percent of the Corporation's then outstanding shares of 1,397,495 (adjusted to 2,096,242 shares). At quarter end, in addition to the most recent plan, 14,709 shares remain to be repurchased under the immediately preceding plan. It is the Corporation's belief that these repurchases of shares will help maximize shareholder value. The stock purchases are financed through available Corporate cash.

         The most recent routine safety and soundness and Bank Information Systems (BIS) examination was conducted by the Office of the Comptroller of the Currency on the subsidiary Bank during the third quarter of 1995. The same regulatory agency recently conducted its separately scheduled examination of the subsidiary Bank's Trust and Investment Services Department. The Corporation was examined by Federal Reserve Bank of New York Examiners during the first quarter of 1993. Management is not aware, nor has it been apprised by any regulatory authority, of any current recommendations that would have a material effect on the Corporation's liquidity, capital resources and operations.

         The First of Long Island Corporation was organized as a New York corporation on February 7, 1984 for the purpose of becoming a one bank holding company. On April 30, 1984 the Corporation commenced operations as a bank holding company when it acquired all the outstanding stock of The First National Bank of Long Island. The Bank, which was chartered under national banking laws in 1927, currently maintains fifteen offices in Nassau and Suffolk Counties. The Corporation is not, nor has it been, involved in any acquisitions or mergers.

Part II. Other Information

Item 1. Legal Proceedings. - None



Item 6. Exhibits and Reports on Form 8-K. - None

                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  THE FIRST OF LONG ISLAND CORPORATION




       4/24/96             /s/ J. WILLIAM JOHNSON
___________________    By:______________________________________________
         Date J. William Johnson, President, Chairman of the Board and Chief Executive Officer



       4/24/96             /s/ WILLIAM J. WHITE
___________________    By:______________________________________________
         Date William J. White, Vice President and Treasurer (Chief Financial Officer)