Form 10-Q
period 1996-06-30
FIRST OF LONG ISLAND CORP
filed 1996-08-09
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly    June 30, 1996
period ended         -------------------------------


                                      OR
/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition                  to
period from
                     ---------------   -------------


                  Commission file   0-12220
                  number
                                    -------


                     THE FIRST OF LONG ISLAND CORPORATION
- -------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


            NEW YORK                      11-2672906
- ---------------------------------------------------------------
 (State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)



  10 Glen Head Road, Glen Head, New York          11545
- ---------------------------------------------------------------
 (Address of Principal Executive Offices)       (Zip Code)



                        (516) 671-4900
- ---------------------------------------------------------------
     (Registrant's Telephone Number, Including Area Code)

- -------------------------------------------------------------------------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,090,152 Shares of Common Stock, par value $.10 per share, outstanding as of August 1, 1996.

          THE FIRST OF LONG ISLAND CORPORATION

                                INDEX


PART I.  FINANCIAL INFORMATION .............................   Page No.

Item 1.  Financial Statements

Consolidated Balance Sheets ................................    3

  Consolidated Statements of Income ........................    4

  Consolidated Statements of Cash Flows ....................    5

  Consolidated Statements of Changes in Stockholders' Equity    6

  Notes to Consolidated Financial Statements ...............    7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........    9



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders   13

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K ..................   13

SIGNATURES .................................................   14

EXHIBITS INDEX .............................................   15

PART I. FINANCIAL INFORMATION

THE FIRST OF LONG ISLAND CORPORATION
Item 1 Financial Statements
CONSOLIDATED BALANCE SHEETS

                                                             June 30, 1996    December 31, 1995
                                                               (Unaudited)         (Note)
                                                              -------------    -------------
ASSETS
 Cash and Due From Banks ..................................   $  20,210,703    $  22,884,445
 Federal Funds Sold .......................................      36,000,000       31,400,000

 Investment Securities:
  Available for sale, at market value .....................      68,971,489       57,556,137
  Held to maturity (Market Value $145,453,000 in 1996
        and $161,355,000 in 1995) .........................     147,126,764      159,677,530
                                                              -------------    -------------
         Total Investment Securities (Market Value
        $214,424,000 in 1996 and $218,911,000 in 1995) ....     216,098,253      217,233,667

 Loans:
   Commercial .............................................      25,925,645       21,900,667
   Real Estate ............................................     117,920,367      115,098,688
   Installment ............................................       9,684,608        9,670,686
                                                              -------------    -------------

         Total Loans ......................................     153,530,620      146,670,041
   Less: Unearned Income ..................................        (816,752)        (795,925)
         Allowance for Loan Losses ........................      (3,601,784)      (3,600,030)
                                                              -------------    -------------

         Net Loans ........................................     149,112,084      142,274,086

 Premises and Equipment ...................................       5,044,522        5,092,380
 Other Assets .............................................       7,154,058        6,769,970
                                                              -------------    -------------
         Total Assets .....................................   $ 433,619,620    $ 425,654,548
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand ..................................................   $ 121,853,580    $ 123,640,360
  Savings, NOW, and Money Market ..........................     223,700,655      215,536,599
  Time ....................................................      35,248,088       34,777,748
                                                              -------------    -------------
         Total Deposits ...................................     380,802,323      373,954,707
Accrued Taxes, Expenses and Other Liabilities .............       2,268,364        2,359,177
                                                              -------------    -------------

         Total Liabilities ................................     383,070,687      376,313,884

STOCKHOLDERS' EQUITY
 Common Stock, $.10 Par Value; 5,000,000 Shares
  Authorized; Shares Issued and Outstanding:
  1996-2,091,837, 1995-2,096,467 ..........................         209,184          209,647
 Surplus ..................................................       7,157,420        7,366,485
 Retained Earnings ........................................      43,879,721       41,179,300
 Unrealized Appreciation (Depreciation)
    on Securities Available for Sale, Net .................        (697,392)         585,232
                                                              -------------    -------------
         Total Stockholders' Equity .......................      50,548,933       49,340,664
         Total Liabilities and Stockholders' Equity .......   $ 433,619,620    $ 425,654,548
                                                              =============    =============

     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                     June 30,
                                                                            1996          1995          1996          1995
                                                                       -----------   -----------   -----------   -----------
                                                                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
INTEREST INCOME
  Loans, Including Fees on Loans ....................................  $ 3,363,557   $ 3,276,104   $ 6,675,118   $ 6,504,163
  Federal Funds Sold ................................................      428,298       493,246       810,973       787,205

Investment Securities:
  Available for sale ................................................    1,005,684       687,832     1,947,778     1,399,592
  Held to maturity ..................................................    2,310,490     2,528,393     4,696,976     5,098,029
                                                                       -----------   -----------   -----------   -----------
        Total Interest Income .......................................    7,108,029     6,985,575    14,130,845    13,788,989

INTEREST EXPENSE
  Savings, NOW, and Money Market Deposits ...........................    1,701,618     1,835,150     3,369,421     3,555,340
  Time Deposits .....................................................      401,646       447,216       829,809       827,353
                                                                       -----------   -----------   -----------   -----------

        Total Interest Expense ......................................    2,103,264     2,282,366     4,199,230     4,382,693
                                                                       -----------   -----------   -----------   -----------

        NET INTEREST INCOME .........................................    5,004,765     4,703,209     9,931,615     9,406,296

Provision for Loan Losses
                                                                       -----------   -----------   -----------   -----------
        Net Interest Income After Provision for Loan Losses .........    5,004,765     4,703,209     9,931,615     9,406,296

NONINTEREST INCOME
  Trust Department Income ...........................................      300,151       269,035       568,780       531,068
  Service Charges on Deposit Accounts ...............................      591,293       486,678     1,180,810       967,723
  Net Securities Gains ..............................................                                                  3,765
  Other Income ......................................................       79,920       104,571       183,539       184,802

                                                                       -----------   -----------   -----------   -----------
        Total Other Income ..........................................      971,364       860,284     1,933,129     1,687,358

OTHER OPERATING EXPENSES
  Salaries ..........................................................    1,585,611     1,526,175     3,132,919     3,008,435
  Employee Benefits .................................................      593,325       510,530     1,170,746     1,124,306
  Net Occupancy Expense .............................................      288,213       277,848       602,760       555,268
  Equipment Expense .................................................      191,644       186,159       377,815       372,904
  Other Expense .....................................................      800,763       945,881     1,574,532     1,903,945

                                                                       -----------   -----------   -----------   -----------
        Total Other Expense .........................................    3,459,556     3,446,593     6,858,772     6,964,858

        Income Before Income Taxes ..................................    2,516,573     2,116,900     5,005,972     4,128,796

Provision for Income Taxes ..........................................      847,300       700,100     1,678,000     1,352,300

                                                                       -----------   -----------   -----------   -----------
        Net Income ..................................................  $ 1,669,273   $ 1,416,800   $ 3,327,972   $ 2,776,496
                                                                       ===========   ===========   ===========   ===========

        Net Income Per Share ........................................  $      0.78   $      0.66   $      1.56   $      1.30
                                                                       ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                        JUNE 30,
                                                                                   1996            1995
                                                                              ------------    ------------
                                                                               (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
  Net Income .............................................................   $  3,327,972    $  2,776,496
  Adjustments to reconcile net income to net
    cash provided by operating activities:
           Provision for depreciation and amortization ...................        314,994         320,004
           Accretion of investment securities
             premiums, net ...............................................       (683,533)       (913,212)
           Realized gain on investment securities ........................                         (3,765)
           (Increase) decrease in other assets ...........................       (625,803)      1,602,972
            Increase in accrued taxes, expenses
             and other liabilities .......................................       (103,400)        (50,215)

                                                                             ------------    ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................      2,230,230       3,732,280

INVESTING ACTIVITIES
  Proceeds from sales of investment securities Available for Sale ........                        265,265
  Proceeds from maturities of investment securities Held to Maturity .....     32,229,448      38,896,624
  Proceeds from maturities of investment securities Available for Sale ...      2,700,000       4,250,000
  Purchase of investment securities Held to Maturity .....................    (17,693,661)    (30,622,937)
  Purchase of investment securities Available for Sale ...................    (16,457,749)     (1,655,101)
  Net increase in loans ..................................................     (6,837,998)     (2,121,940)
  Purchases of premises and equipment ....................................       (265,560)       (360,134)
  Proceeds from sale of equipment ........................................         (1,576)
                                                                             ------------    ------------
     NET CASH USED IN INVESTING ACTIVITIES ...............................     (6,327,096)      8,651,777

FINANCING ACTIVITIES
  Net increase in total deposits .........................................      6,847,616      11,887,721
  Cash dividends paid ....................................................       (614,964)       (560,153)
  Repurchase of Common Stock .............................................       (352,290)       (332,503)
  Proceeds from exercise of stock options ................................        142,762          97,600
                                                                             ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................      6,023,124      11,092,665

INCREASE IN CASH AND CASH EQUIVALENTS ....................................      1,926,258      23,476,722
Cash and cash equivalents at beginning of period .........................     54,284,445      32,012,716
                                                                             ------------    ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 56,210,703    $ 55,489,438
                                                                             ============    ============


The Corporation made interest payments of $4,213,365 and $4,324,418 and tax payments of $1,819,108 and $1,254,033 for the six months ended June 30, 1996 and 1995, respectively.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                                     Unrealized
                                                                                                     Appreciation/
                                                                                                     Depreciation
                                               Common Stock                            Retained      on Securities
                                         Shares       Amount          Surplus          Earnings      Available for Sale    Total
                                       ------------    ------------   -------------  --------------  ---------------   ------------
Balance January 1, 1995 ............      1,400,384    $    140,038    $  7,619,723    $ 36,214,413    ($ 1,366,569)   $ 42,607,605
  Net Income .......................                                                      2,776,496                       2,776,496
Exercise of Incentive
  Stock Options ....................          4,512             452          97,148                                          97,600
Repurchase and Retirement of
  Common Stock .....................         (8,000)           (800)       (331,703)                                       (332,503)
Unrealized appreciation on
  Securities Available for Sale, Net                                                                      1,425,778       1,425,778
Cash Dividend Declared
 $.27 per share ....................                                                       (558,759)                       (558,759)

                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance June 30, 1995 ..............      1,396,896    $    139,690    $  7,385,168    $ 38,432,150    $     59,209    $ 46,016,217
                                       ============    ============    ============    ============    ============    ============



Balance January 1, 1996 ............      2,096,467    $    209,647    $  7,366,485    $ 41,179,300    $    585,232    $ 49,340,664
  Net Income .......................                                                      3,327,972                       3,327,972
Exercise of Incentive
  Stock Options ....................          6,643             664         142,098                                         142,762
Repurchase and Retirement of
  Common Stock .....................        (11,273)         (1,127)       (351,163)                                       (352,290)
Unrealized depreciation on
  Securities Available for Sale, Net                                                                     (1,282,624)     (1,282,624)
Cash Dividend Declared
 $.30 per share ....................                                                       (627,551)                       (627,551)

                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance June 30, 1996 ..............      2,091,837    $    209,184    $  7,157,420    $ 43,879,721    ($   697,392)   $ 50,548,933
                                       ============    ============    ============    ============    ============    ============












See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1996


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


Earnings Per Share

      Earnings per share are calculated by dividing Net Income by the weighted average number of shares outstanding including common stock equivalents. The weighted average shares outstanding for the six month periods ended June 30, 1996 and 1995 are 2,134,767 and 2,131,419, respectively.

Investment Securities

      The following table sets forth the Investment Securities for the six months ended June 30, 1996:

                                                    Gross     Gross
                                      Amortized  Unrealized Unrealized    Market
                                         Cost       Gains     Losses       Value
                                      ------------------------------------------
                                                  ( In Thousands)
Securities Held to Maturity:
U.S. Treasuries ...................   $ 76,886   $    214   $    609   $ 76,491
U.S. Government Agencies ..........     32,922        219      1,271     31,870
State and Municipals ..............     30,248        204        364     30,088
Collateralized Mortgage Obligations      7,071         49        116      7,004
Other

     Total ........................   $147,127   $    686   $  2,360   $145,453


Securities Available for Sale:
U.S. Treasuries ...................   $ 48,146   $    167   $    792   $ 47,521
State and Municipals ..............      8,752         32        126      8,658
Collateralized Mortgage Obligations     12,987                   322     12,665
Other .............................        127                              127

     Total ........................   $ 70,012   $    199   $  1,240   $ 68,971

The following table sets forth the Investment Securities for the twelve months ended December 31, 1995:

                                                   Gross      Gross
                                      Amortized Unrealized  Unrealized   Market
                                         Cost       Gains     Losses      Value
                                      -----------------------------------------
                                                   ( In Thousands)
Securities Held to Maturity:
U.S. Treasuries ...................   $ 80,861   $  1,201   $     49   $ 82,013
U.S. Government Agencies ..........     36,238        405        396     36,247
State and Municipals ..............     33,975        564         91     34,448
Collateralized Mortgage Obligations      8,604         78         35      8,647

     Total ........................   $159,678   $  2,248   $    571   $161,355


Securities Available for Sale:
U.S. Treasuries ...................   $ 38,495   $    821   $     23   $ 39,293
State and Municipals ..............      6,779         92          7      6,864
Collateralized Mortgage Obligations     11,281         33         42     11,272
Other .............................        127                              127

     Total ........................   $ 56,682   $    946   $     72   $ 57,556

THE FIRST OF LONG ISLAND CORPORATION

Item 2.    Management's   Discussion   and  Analysis  of  Financial
Condition  and Results of Operations.

Financial Condition

      Total assets of The First of Long Island Corporation at June 30, 1996 were $433.6 million, reflecting a decrease of $3.5 million or 0.8% from the first quarter end, and an increase of $8.0 million or 1.9% from the previous year end.

      At period end, demand deposits totaled $121.9 million, an increase of $1.0 million or 0.8% over the first quarter end, and a decrease of $1.8 million or 1.4% from the previous year end. The largest segment of demand deposits is comprised of checking accounts. On an average balance basis, these deposits rose by $7.5 million or 6.9% during the first six months of 1996 over the like period of 1995. Although there was strong growth in consumer checking, management's most important marketing strategy continues to be the solicitation and maintenance of commercial checking deposits. Savings, NOW, money market and other time deposits grew in total by $8.6 million or 3.4% from the previous year end, mostly the result of an influx of new money in money market accounts. Overall total deposits, on both an actual and average basis, represent 88% of total assets. The primary funding source for the Corporation is in its strong core deposit base, and as a result, the Corporation has had no need for borrowings or purchased funds.

      Earning assets at June 30, 1996 were $401.2 million, a decrease from the previous quarter end of $2.2 million or 0.5% but reflecting an increase over the previous year end of $10.3 million or 2.6%. Included in earning assets are federal funds sold, investment securities, and net loans.

      Investment securities decreased $11.4 million or 5.0% from the previous quarter end and $1.1 million or 0.5% from the previous year end. These decreases were offset by increases in federal funds sold and growths in net loans. Total invested funds, which includes federal funds sold, continues to represent the Corporation's largest component of earning assets, approximating 58% of total assets. Included in total invested funds were $52.9 million in short term maturities of one year or less. These short term investments are 12% of total assets and contribute to the Corporation's liquidity. No investment trading account is maintained. The Corporation does not purchase any noninvestment grade securities other than occasionally from local issuers.

      Total loans were $153.5 million at June 30, 1996, showing an increase of $4.8 million or 3.2% over the previous quarter end, and $6.9 million or 4.7% higher than the previous year end. Overall loans outstanding show an increase over last year in both period end and average balances. Commercial mortgage outstandings, however, have declined somewhat. Real estate mortgage loans are still the major component of the loan portfolio. Total loan outstandings run approximately 35% of total assets. The loan portfolio is comprised of domestic loans only and does not include participation in transactions commonly known as leveraged buy-outs of publicly held companies.

      The allowance for loan losses at June 30, 1996 was $3.6 million or 2.3% of total loans, remaining level with the previous quarter and year ends. No provision for loan losses have been considered necessary for the year thus far. Further, no provisions were deemed necessary for the previous year. For the current six months of 1996, recoveries exceeded charge-offs by $2 thousand. Accruing loans which were past due ninety days or more amounted to $27 thousand at the current quarter end compared with $135 thousand at the previous quarter end and $251 thousand at the previous year end. Nonaccrual loans were $768 thousand at current quarter end compared to $589 thousand at the previous quarter end and $843 thousand at the previous year end. The current allowance as a percent of past due and nonaccrual loans was 242%.

      Total stockholders' equity of $50.5 million showed an increase of $100 thousand or 0.3% from the previous quarter end and an increase of $1.2 million or 2.4% from the previous year end. Under Financial Accounting Standards Board Release No. 115, investment securities determined available for sale are carried at market value rather than amortized cost. As a result, unrealized depreciation net of taxes at quarter end was recorded at $697 thousand, substantially higher than the recorded amount of unrealized appreciation of $585 thousand at the previous year end, thus impacting the reported net change. On June 18, 1996 a cash dividend was declared in the amount of 30 cents per share payable on July 22, 1996 to shareholders of record July 8, 1996. Further, as mentioned in the March reporting, a three for two stock split was paid by means of a 50% stock dividend to shareholders of record on January 8, 1996. All applicable shares and per share amounts have been retroactively adjusted to reflect the effects of such dividend.

      Liquidity and capital resources continue to exceed substantially the regulatory requirements. The comparison of risk-based capital ratios maintained at period end to regulatory minimum requirements were as follows:

                         Minimum
                        Required
                                  June 30  March 31  Dec.31   Sept. 30
                          Rate     1996      1996     1995     1995

Total Capital Ratio       8.00%   31.84%   31.78%    31.50%   31.12%
Tier I Capital Ratio      4.00%   30.58%   30.52%    30.24%   29.86%
Leverage Ratio .....      4.00%   11.82%   11.53%    11.59%   11.43%

      Management regularly monitors the asset/liability sensitivity position to assure maintenance of adequate liquidity and proper balance between interest sensitive assets and interest sensitive liabilities. The current position is considered to be satisfactory.


Results of Operations

      Net income for the second quarter of 1996 was $1,669 thousand or $.78 per share compared with $1,417 thousand or $.66 per share for the second quarter of 1995, showing an increase of $252 thousand or 18%. Net income for the first six months of 1996 was $3,328 thousand or $1.56 per share compared with $2,776 thousand or $1.30 per share for the same period of 1995, an increase of $552 thousand or 20%.

      As in the first quarter, the most important factor favorably influencing earnings was a decline in non-interest operating expenses as virtually no FDIC insurance expense was incurred in this second quarter of 1996. This is to be compared with $192 thousand that was recorded in each of the first two quarters of 1995. During the third quarter of 1995, the Bank Insurance Fund was determined to have reached its legal requirement such that a refund was actually paid to the Corporation in September. Little net FDIC premium expense was incurred in the last six months of 1995: a net credit of $17 thousand for the third quarter and a modest expense of $34 thousand in the last quarter of 1995. In addition, income was favorably impacted by the growth in checking balances and service charge income. The increase in service charge income was principally the result of pricing adjustments which mostly became effective in October 1995. There was also good growth in money market type savings balances, but the benefit to earnings from these balances was largely offset by a decline in traditional savings balances.

      Net interest income continues as the Corporation's primary source of income. Net interest income for the quarter ended June 30, 1996 increased $302 thousand or 6.4% over the second quarter of 1995. Net interest income for the six months ended June 30, 1996 increased $525 thousand or 5.6% over the same period in 1995. The related net interest margin of 5.14%, however, was less than that of the same six month period last year by seven basis points. This decline is the result of generally lower interest rates on securities maturing or repricing beyond one year.

      Noninterest income net of securities transactions, showed an increase of $111 thousand or 12.9% for the second quarter of 1996 compared with the second quarter of 1995, and an increase of $250 thousand or 14.8% for the first six months of 1996 compared to the same six month period in 1995. The largest component of these increases reflect the increase in service charges on deposit accounts as mentioned above.

      There were no gains or losses on the sale of securities during the current three or six month periods in comparison to a small gain reported in the first six months of 1995.

      Operating expenses showed an increase of $13 thousand in the second quarter of 1996 compared to the second quarter of 1995. For the six months ended June 30, 1996, operating expenses decreased in total by $106 thousand or 1.52% when compared to the similar previous period. The positive variance between the compared six month periods was due to the virtual elimination of FDIC insurance expense of nearly $400 thousand.

      No provision for loan losses was considered necessary.

      Return on average assets (ROA) and return on average  stockholders' equity
(ROE) for the current six month period were 1.54% and 13.25%, respectively, compared with 1.37% and 12.53%, respectively, for the similar period of 1995.


Other Information

         Capital expenditures for the year are presently estimated at approximately $1,026 thousand. These expenditures are intended to cover costs of furniture and equipment, facility improvements, and branch office expansion. Expenditures for the six months ended June 30, 1996 amounted to $266 thousand and are expected to remain within budgeted amounts.

         Stock repurchase plans have been approved by the Board of Directors since 1988, authorizing the Corporation to repurchase shares of its own common stock in market or private transactions. Ten such plans have been initiated since that date involving the repurchase of 20,000 to 25,000 shares per plan. The tenth plan, which is also the most current one, was approved in November 1995 for 25,000 shares (adjusted to 37,500 shares). Under this plan, the authorization approximates one and three quarters percent of the Corporation's then outstanding shares of 1,397,495 (adjusted to 2,096,242 shares). At quarter end, in addition to the most recent plan, 5,046 shares remain to be repurchased under the immediately preceding plan. The total number of repurchases completed during the present six month period was 11,273 shares. It is the Corporation's belief that these repurchases of shares will help maximize shareholder value. The stock purchases are financed through available Corporate cash.

      The most recent routine safety and soundness and Bank Information  Systems
(BIS) examination was conducted by the Office of the Comptroller of the Currency on the subsidiary Bank during the third quarter of

1995, with a similar examination anticipated for the third quarter of 1996. Also, the Office of the Comptroller of the Currency recently conducted its separately scheduled examination of the subsidiary Bank's Trust and Investment Services Department. The Corporation was examined by Federal Reserve Bank of New York Examiners during the second quarter of 1996. Management is not aware, nor has it been apprised by any regulatory authority, of any recommendations that would have a material effect on the Corporation's liquidity, capital resources and operations.

     At their regularly scheduled meeting on July 16, 1996, the Board of Directors of The First of Long Island Corporation adopted a Shareholder Protection Rights Plan and declared a dividend of one Right on each outstanding share of Common Stock. The dividend was paid on July 31, 1996 to shareholders of record on July 31, 1996. The Rights Plan was not adopted in response to any specific effort to acquire control of The First of Long Island Corporation. Rather, it was adopted to deter abusive takeover tactics that can be used to deprive shareholders of the full value of their investment. The Rights Plan was filed with the Securities and Exchange Commission under Form 8-A on July 30, 1996.

     Also, at the above meeting, Mr. Walter C. Teagle III was appointed by the Board of Directors as a Class I Director. Mr. Teagle is president of Teagle Management, Inc., a private investment company, as well as president of Metro Design Systems, Inc., which provides engineering design services to the telecommunications industry. It is anticipated that Mr. Teagle's name will be submitted for election to a full two year term at the next Annual Shareholder's Meeeting in April 1997.

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

     As referenced in our 1995 Annual Report, the most recent branch office was opened in January of this year in Great Neck, and research is continuing of other areas for added Commercial Banking Units.

THE FIRST OF LONG ISLAND CORPORATION

PART II - OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of  Security
Holders

           (a)   The Annual Meeting  of  Stockholders was held
                 April 16, 1996

           (b) Election of Directors - All nominees were re-elected as follows:

                Paul T. Canarick               Beverly Ann Gehlmeyer
                William J. Catacosinos         J. William Johnson

                  The following Directors continued in office:

                Howard Thomas Hogan, Jr.  John R. Miller, III
                J.  Douglas Maxwell, Jr.

           (c)   Matters Voted Upon:

               (i) For the election of  directors,  each share is entitled to as many votes as there are directors to be elected, and such votes may be cumulated and voted for one nominee or divided among as many different nominees as is desired. Votes cast in favor of the foregoing nominees were as follows:

                       Paul T. Canarick                  1,419,290
                       William J. Catacosinos            1,406,548
                       Beverly Ann Gehlmeyer             1,414,461
                       J. William Johnson                1,420,298

              (ii)   To approve adoption of The First of Long
              Island Corporation Stock Option and
              Appreciaiton Rights Plan:

                     In Favor of                 1,300,512
                     Against                        85,006
                     Abstain                        34,899



   Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits: The following exhibit is included herein:
                (22) Notice of Annual Meeting of Stockholders held April 16, 1996

                (27)  Financial Data Schedule

           (b)   Reports on Form 8-K - None

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               THE FIRST OF LONG ISLAND CORPORATION





    August 8, 1996      By: /s/  J. WILLIAM JOHNSON
   ---------------         ----------------------------------------------------
      Date                 J. William Johnson, President, Chairman of the Board
                           and Chief Executive Officer




  August 8, 1996        By:  /s/ WILLIAM    J. WHITE
  ----------------         ----------------------------------------------------
      Date                   William J. White, Vice President and Treasurer
                            (Chief Financial Officer)

                           EXHIBIT INDEX


Exhibit No.                    Description                    Page

    (22)                  Notice of Annual Meeting             16
    (27)                  Financial Data Schedule              17