Form 10-Q
period 1996-09-30
FIRST OF LONG ISLAND CORP
filed 1996-11-06
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

-----
  X
----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    September 30, 1996
                                -------------------------------
                                 OR
-----

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                ---------------   -------------


                  Commission file number   0-12220
                                           -------

                      THE FIRST OF LONG ISLAND CORPORATION
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

-------------------------------------------------------------------------------

                                 Not Applicable
-------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report.)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,090,519 Shares of Common Stock, par value $.10 per share, outstanding as of October 21, 1996.

          THE FIRST OF LONG ISLAND CORPORATION

                                INDEX


     PART I.  FINANCIAL INFORMATION                                    Page No.

     Item 1.  Financial Statements

Consolidated Balance Sheets ...........................................   3

  Consolidated Statements of Income ...................................   4

  Consolidated Statements of Cash Flows ...............................   5

  Consolidated Statements of Changes in Stockholders' Equity ..........   6

  Notes to Consolidated Financial Statements ..........................   7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................   9



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities ........................................  15

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K .............................  15

SIGNATURES ............................................................  16

EXHIBITS INDEX ........................................................  17

PART I. FINANCIAL INFORMATION

THE FIRST OF LONG ISLAND CORPORATION
Item 1 Financial Statements
CONSOLIDATED BALANCE SHEETS

                                                    September 30, 1996  December 31, 1995
                                                          (Unaudited)           (Note)
                                                        --------------   --------------
ASSETS
Cash and Due From Banks ..............................   $  23,835,447    $  22,884,445
 Federal Funds Sold ..................................      31,000,000       31,400,000

 Investment Securities:
  Available for sale, at market value ................      78,377,140       57,556,137
  Held to maturity (Market Value $145,108,000 in 1996
        and $161,355,000 in 1995) ....................     145,912,940      159,677,530
                                                         -------------    -------------
         Total Investment Securities (Market Value
        $223,485,000 in 1996 and $218,911,000 in 1995)     224,290,080      217,233,667

 Loans:
   Commercial ........................................      23,538,800       21,900,667
   Real Estate .......................................     118,474,909      115,098,688
   Installment .......................................      10,033,967        9,670,686
                                                         -------------    -------------

         Total Loans .................................     152,047,676      146,670,041
   Less: Unearned Income .............................        (821,451)        (795,925)
         Allowance for Loan Losses ...................      (3,609,474)      (3,600,030)
                                                         -------------    -------------

         Net Loans ...................................     147,616,751      142,274,086

 Premises and Equipment ..............................       4,992,626        5,092,380
 Other Assets ........................................       7,034,994        6,769,970
                                                         -------------    -------------
         Total Assets ................................   $ 438,769,898    $ 425,654,548
                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand .............................................   $ 123,642,720    $ 123,640,360
  Savings and Money Market ...........................     221,280,557      215,536,599
  Time ...............................................      39,398,303       34,777,748
                                                         -------------    -------------
         Total Deposits ..............................     384,321,580      373,954,707
Accrued Taxes, Expenses and Other Liabilities ........       1,824,087        2,359,177
                                                         -------------    -------------

         Total Liabilities ...........................     386,145,667      376,313,884

STOCKHOLDERS' EQUITY
 Common Stock, $.10 Par Value; 5,000,000 Shares
  Authorized; Shares Issued and Outstanding:
  1996-2,089,769, 1995-2,096,467 .....................         208,977          209,647
 Surplus .............................................       6,998,370        7,366,485
 Retained Earnings ...................................      45,685,704       41,179,300
 Unrealized Appreciation (Depreciation)
    on Securities Available for Sale, Net ............        (268,820)         585,232
                                                         -------------    -------------
         Total Stockholders' Equity ..................      52,624,231       49,340,664
         Total Liabilities and Stockholders' Equity ..   $ 438,769,898    $ 425,654,548
                                                         =============    =============

     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30,            September 30,
                                                                  1996          1995          1996        1995
                                                               ----------     ---------    ----------  -----------
                                                               (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
INTEREST INCOME
  Loans, Including Fees on Loans ..........................   $ 3,352,535   $ 3,316,817   $10,027,653   $ 9,820,980
  Federal Funds Sold ......................................       559,035       558,289     1,370,008     1,345,494

Investment Securities:
  Available for sale ......................................     1,123,715       725,812     3,071,493     2,125,404
  Held to maturity ........................................     2,205,290     2,499,981     6,902,266     7,598,010
                                                              -----------   -----------   -----------   -----------
        Total Interest Income .............................     7,240,575     7,100,899    21,371,420    20,889,888

INTEREST EXPENSE
  Savings and Money Market Deposits .......................     1,730,753     1,825,583     5,100,174     5,380,923
  Time Deposits ...........................................       433,954       452,931     1,263,763     1,280,284
                                                              -----------   -----------   -----------   -----------

        Total Interest Expense ............................     2,164,707     2,278,514     6,363,937     6,661,207
                                                              -----------   -----------   -----------   -----------

        NET INTEREST INCOME ...............................     5,075,868     4,822,385    15,007,483    14,228,681

Provision for Loan Losses
                                                              -----------   -----------   -----------   -----------
        Net Interest Income After Provision for Loan Losses     5,075,868     4,822,385    15,007,483    14,228,681

NONINTEREST INCOME
  Trust Department Income .................................       297,444       275,189       866,224       806,257
  Service Charges on Deposit Accounts .....................       606,452       493,086     1,787,262     1,460,809
  Net Securities Gains ....................................                                                   3,765
  Other Income ............................................       106,223       189,174       289,762       373,976

                                                              -----------   -----------   -----------   -----------
        Total Other Income ................................     1,010,119       957,449     2,943,248     2,644,807

OTHER OPERATING EXPENSES
  Salaries ................................................     1,581,610     1,527,393     4,714,529     4,535,828
  Employee Benefits .......................................       547,735       586,447     1,718,481     1,710,753
  Net Occupancy Expense ...................................       277,656       276,979       880,416       832,247
  Equipment Expense .......................................       195,861       198,655       573,676       571,559
  Other Expense ...........................................       735,041       685,424     2,309,573     2,589,369

                                                              -----------   -----------   -----------   -----------
        Total Other Expense ...............................     3,337,903     3,274,898    10,196,675    10,239,756

        Income Before Income Taxes ........................     2,748,084     2,504,936     7,754,056     6,633,732

Provision for Income Taxes ................................       942,100       853,900     2,620,100     2,206,200

                                                              -----------   -----------   -----------   -----------
        Net Income ........................................   $ 1,805,984   $ 1,651,036   $ 5,133,956   $ 4,427,532
                                                              ===========   ===========   ===========   ===========

        Net Income Per Share ..............................   $      0.85   $      0.77   $      2.41   $      2.07
                                                              ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              1996           1995
                                                                        --------------   ------------
                                                                         (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
  Net Income .........................................................   $  5,133,956    $  4,427,532
  Adjustments to reconcile net income to net
    cash provided by operating activities:
           Provision for depreciation and amortization ...............        472,491         480,006
           Accretion of investment securities
             premiums, net ...........................................     (1,025,360)     (1,314,635)
           Realized gain on investment securities ....................                         (3,765)
           Realized gain on sale of equipment ........................           (974)
           (Increase) decrease in other assets .......................       (718,058)        814,144
            Increase in accrued taxes, expenses
             and other liabilities ...................................         79,874         287,588

                                                                         ------------    ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES .......................      3,941,929       4,690,870

INVESTING ACTIVITIES
  Proceeds from sales of investment securities Available for Sale ....                        265,265
  Proceeds from maturities of investment securities Held to Maturity .     46,172,965      52,044,617
  Proceeds from maturities of investment securities Available for Sale      3,700,000       6,250,000
  Purchase of investment securities Held to Maturity .................    (29,795,775)    (44,971,733)
  Purchase of investment securities Available for Sale ...............    (26,509,261)     (9,951,374)
  Net increase in loans ..............................................     (5,342,665)       (333,339)
  Purchases of premises and equipment ................................       (380,763)       (453,780)
  Proceeds from sale of equipment ....................................          9,000
                                                                         ------------    ------------
     NET CASH USED IN INVESTING ACTIVITIES ...........................    (12,146,499)      2,849,656

FINANCING ACTIVITIES
  Net increase in total deposits .....................................     10,366,873      16,318,861
  Cash dividends paid ................................................     (1,242,516)     (1,118,912)
  Repurchase of Common Stock .........................................       (596,213)       (332,503)
  Proceeds from exercise of stock options ............................        227,428         143,205
                                                                         ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .......................      8,755,572      15,010,651

INCREASE IN CASH AND CASH EQUIVALENTS ................................        551,002      22,551,177
Cash and cash equivalents at beginning of period .....................     54,284,445      32,012,716
                                                                         ------------    ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 54,835,447    $ 54,563,893
                                                                         ============    ============


The Corporation made interest payments of $6,327,679 and $6,615,501 and tax payments of $2,699,108 and $2,037,033 for the nine months ended September 30, 1996 and 1995, respectively.

See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                                       Unrealized
                                                                                                       Appreciation/
                                                                                                       Depreciation
                                               Common Stock                              Retained      on Securities
                                         Shares           Amount          Surplus        Earnings      Available for Sale    Total
                                       ------------    ------------    ------------    ------------    ------------     ------------
Balance January 1, 1995 ............      1,400,384    $    140,038    $  7,619,723    $ 36,214,413    ($ 1,366,569)   $ 42,607,605
  Net Income .......................                                                      4,427,532                       4,427,532
Exercise of Incentive
  Stock Options ....................          6,561             657         142,548                                         143,205
Repurchase and Retirement of
  Common Stock .....................         (8,000)           (800)       (331,703)                                       (332,503)
Unrealized appreciation on
  Securities Available for Sale, Net                                                                      1,400,740       1,400,740
Cash Dividend Declared
 $.27 per share ....................                                                       (558,759)                       (558,759)

                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance September 30, 1995 .........      1,398,945    $    139,895    $  7,430,568    $ 40,083,186    $     34,171    $ 47,687,820
                                       ============    ============    ============    ============    ============    ============



Balance January 1, 1996 ............      2,096,467    $    209,647    $  7,366,485    $ 41,179,300    $    585,232    $ 49,340,664
  Net Income .......................                                                      5,133,956                       5,133,956
Exercise of Incentive
  Stock Options ....................         11,719           1,172         226,256                                         227,428
Repurchase and Retirement of
  Common Stock .....................        (18,417)         (1,842)       (594,371)                                       (596,213)
Unrealized depreciation on
  Securities Available for Sale, Net                                                                       (854,052)       (854,052)
Cash Dividend Declared
 $.30 per share ....................                                                       (627,552)                       (627,552)

                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance September 30, 1996 .........      2,089,769    $    208,977    $  6,998,370    $ 45,685,704    ($   268,820)   $ 52,624,231
                                       ============    ============    ============    ============    ============    ============












See notes to consolidated financial statements.

THE FIRST OF LONG ISLAND CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 1996


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


Earnings Per Share

      Earnings per share are calculated by dividing Net Income by the weighted average number of shares outstanding including common stock equivalents. The weighted average shares outstanding for the nine month periods ended September 30, 1996 and 1995 are 2,133,995 and 2,130,378, respectively.

Investment Securities

      The following table sets forth the Investment Securities for the nine months ended September 30, 1996:

                                                    Gross     Gross
                                      Amortized  Unrealized Unrealized    Market
                                         Cost       Gains     Losses       Value
                                      ------------------------------------------
                                                   ( In Thousands)
Securities Held to Maturity:
U.S. Treasuries ...................   $ 76,453   $    304   $    363   $ 76,394
U.S. Government Agencies ..........     31,190        212      1,067     30,335
State and Municipals ..............     31,857        330        183     32,004
Collateralized Mortgage Obligations      6,413         41         79      6,375
Other
                                      ------------------------------------------
     Total ........................   $145,913   $    887   $  1,692   $145,108


Securities Available for Sale:
U.S. Treasuries ...................   $ 52,188   $    279   $    511   $ 51,956
State and Municipals ..............      9,781         59         51      9,789
Collateralized Mortgage Obligations     16,682         34        211     16,505
Other .............................        127                              127
                                     ------------------------------------------
     Total ........................   $ 78,778   $    372   $    773   $ 78,377




The following table sets forth the Investment Securities for the twelve months ended December 31, 1995:

                                                    Gross     Gross
                                      Amortized  Unrealized Unrealized    Market
                                         Cost       Gains     Losses       Value
                                      ------------------------------------------
                                                   ( In Thousands)
Securities Held to Maturity:
U.S. Treasuries ...................   $ 80,861   $  1,201   $     49   $ 82,013
U.S. Government Agencies ..........     36,238        405        396     36,247
State and Municipals ..............     33,975        564         91     34,448
Collateralized Mortgage Obligations      8,604         78         35      8,647
                                       -----------------------------------------
     Total ........................   $159,678   $  2,248   $    571   $161,355


Securities Available for Sale:
U.S. Treasuries ...................   $ 38,495   $    821   $     23   $ 39,293
State and Municipals ..............      6,779         92          7      6,864
Collateralized Mortgage Obligations     11,281         33         42     11,272
Other .............................        127                              127
                                       -----------------------------------------
     Total ........................   $ 56,682   $    946   $     72   $ 57,556



                      THE FIRST OF LONG ISLAND CORPORATION
Item 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations


 Financial Condition

     Total assets of The First of Long Island Corporation at September 30, 1996 were $438.8 million, reflecting an increase of $5.2 million or 1.2% from the previous quarter end and an increase of $13.1 million or 3.1% from the previous year end.

         Demand deposits at period end totaled $123.6 million, showing an increase of $1.8 million or 1.5% over the previous quarter end, and level with the previous year end. On an average balance basis, however, checking accounts, which comprise the largest part of demand deposits, continued to show growth, increasing over the comparable 1995 period averages. Such year to date averages reflect a growth of approximately $8 million or 7.2%. Demand deposits on both an actual and average balance basis represent 28% of total assets, a percentage substantially higher than figures reported by like financial institutions as a group. Savings, money market and other time deposits increased in total by $10.4 million or 4.1% from the previous year end and by $1.7 million or .7% from the previous quarter end. On an average balance basis, these deposits were higher than the comparable 1995 period. Historically, the Corporation has relied on its strong core deposit base as its source of funding, with no reliance on borrowings or purchased funds. Total deposits on both an actual and average balance basis represent 88% of total assets.

         Earning assets at September 30, 1996 were $402.9 million, an increase of $1.7 million or .4% from the previous quarter end, and an increase of $12.0 million or 3.1% from the previous year end. Earning assets include federal funds sold, investment securities, and loans.

         Investment securities increased $8.2 million or 3.8% from the previous quarter end and increased $7.1 million or 3.2% from the previous year end, offsetting much of the growth in deposits thus far in 1996. Total invested securities, which is made up of investment securities plus federal funds sold, represent the Corporation's largest component of earning assets and approximate 58% of total assets for the prior quarters and year end, as well as on an average balance basis. At period end, of the total invested securities, $51.5 million are short term, that is, with maturities of less than one year. On average for the year, the amount was $57.2 million. Short term investments contribute substantially to the Corporation's liquidity. No investment trading account is maintained. The Corporation does not purchase any noninvestment grade securities other than occasionally from local issuers.

      Total loans were $152.0 million at September 30, 1996, a decrease of $1.5 million or 1% from the previous quarter end and an increase of $5.4 million or 3.7% from the previous year end. While commercial, installment, and residential mortgage loans show increases during these periods, commercial mortgage outstandings have declined overall as payments on old loans have been greater than bookings of new commercial mortgages. Real estate mortgage loans continue to make up the major portion of outstandings. Total loans usually run at approximately 35% of total assets on an actual and average balance basis. The loan portfolio continues to be comprised of domestic loans only and does not include participation in transactions commonly known as leveraged buy-outs of publicly held companies.

         The allowance for loan losses at September 30, 1996 was $3.6 million or 2.4% of total loans, remaining level with both the previous quarter and year ends. No provision for loan losses was deemed necessary thus far this year, paralleling a similar situation for the previous year. For the current nine months of 1996, recoveries exceeded charge-offs by $9.4 thousand. Accruing loans which were past due ninety days or more amounted to $42 thousand compared with $27 thousand at the previous quarter end and $251 thousand at the previous year end. Nonaccrual loans were $737 thousand compared with $768 thousand at the previous quarter end and $843 thousand at the previous year end. The current allowance as a percent of past due and nonaccrual loans was 314%.

     Total stockholders' equity of $52.6 million showed an increase of $2.1 million or 4.1% from the previous quarter end and an increase of $3.3 million or 6.7% from the previous year end. Under Financial Accounting Standards Board Release No. 115, investment securities determined available for sale are carried at market value rather than amortized cost in the stockholders' equity section of the balance sheet. As a result, fluctuations in market value of securities causes fluctuations in the stockholders' equity. At September 30, 1996, unrealized depreciation net of taxes for quarter end was $269 thousand, somewhat lower than the depreciation of $697 thousand recorded at the previous quarter end, and substantially different from the appreciation of $585 thousand recorded at the previous year end. While the effects of the aforementioned accounting release impact the reported net change in stockholders' equity, the effects thus far have not had a material adverse impact. As mentioned in the June 1996 reporting, a cash dividend was declared in the amount of 30 cents per share. The dividend was subsequently paid on July 22, 1996 to shareholders of record July 8, 1996. Further, as mentioned in the March 1996 reporting, a three for two stock split was paid by means of a 50% stock dividend to shareholders of record on January 8, 1996. All applicable shares and per share amounts have been retroactively adjusted to reflect the effects of such dividend.

         Liquidity and capital resources continue to exceed substantially regulatory requirements. The comparison of risk-based capital ratios maintained at period end to the regulatory minimum requirements were as follows:


                       Minimum
                       Required   Sept.30   June 30   March 31  Dec. 31
                         Rate       1996     1996      1996     1995
                       --------   -------  -------   --------  -----
Total  Capital Ratio    8.00%      33.33%   31.84%    31.78%    31.50%
Tier I Capital Ratio    4.00%      32.07%   30.58%    30.52%    30.24%
Leverage Ratio          4.00%      11.99%   11.82%    11.53%    11.59%

         Management regularly monitors the asset/liability sensitivity position to assure maintenance of adequate liquidity and a satisfactory balance between interest sensitive assets and interest sensitive liabilities.


Results of Operations

         Net income for the third quarter of 1996 was $1,806 thousand or $.85 per share compared with $1,651 thousand or $.77 per share for the third quarter of 1995. This is an increase of 10% in earnings per share.

         Net income for the current nine month period was $5,134 thousand or $2.41 per share compared with $4,428 thousand or $2.07 per share for the same period of 1995, an increase of $706 thousand or 16%.

         As in the first two quarters, a factor favorably influencing earnings was a decline in noninterest operating expenses as virtually no FDIC insurance expense was incurred in this third quarter of 1996. This is to be compared with $192 thousand that was recorded in each of the first two quarters and a $17 thousand net credit that was recorded in the third quarter of 1995. During the third quarter of 1995, the Bank Insurance Fund was determined to have reached its legal requirement such that a refund was actually paid to the Corporation in September. For the last quarter of 1995, FDIC premium expense was a modest $34 thousand. In addition, income was favorably impacted in the third quarter by the growth in checking balances and service charge income. The increase in service charge income was principally the result of pricing adjustments which mostly became effective in October of 1995. There was also good growth in money market type savings balances, but the benefit to earnings from these balances was largely offset by a decline in traditional savings balances.

         Net interest income continues as the Corporation's primary source of income. Net interest income for the quarter ended September 30, 1996 increased $253 thousand or 5.3% over the third quarter of 1995. Net interest income for the nine months ended September 30, 1996 increased $779 thousand or 5.5% over the same period of 1995. The related net interest margin of 5.12%, however, was less than that of the same nine month period last year by seven basis points, paralleling the same differential reported at June 30, 1996.

         Noninterest income net of securities transactions showed an increase of $53 thousand or 5.5% for the third quarter of 1996 compared with the third quarter of 1995, and an increase of $302 thousand or 11.4% for the nine month period of 1996 compared with the nine month period of 1995. The largest component of these increases reflect the increase in service charges on deposit accounts as mentioned above.

         There were no gains or losses on the sale of securities during the current three or nine month periods in comparison to a small gain reported in the first quarter of 1995.

         Operating expenses showed an increase of $63 thousand in the third quarter of 1996 compared with the third quarter of 1995. For the nine months ended September 30, 1996, operating expenses decreased in total by $43 thousand when compared to the similar previous period. The positive variance between the compared nine month periods was due to the virtual elimination of FDIC insurance expense. After excluding FDIC insurance, total operating expenses increased 3.3% in the 1996 nine month period, as compared to the similar 1995 period.

         No provisions for loan losses were considered necessary for the current or previously reported periods.

         Return on average assets (ROA) and return on average stockholders' equity (ROE) for the current nine month period were 1.57% and 13.54%, respectively, compared with 1.44% and 13.10%, respectively, for the similar period of 1995.

Other Information

     Capital expenditures for the year were budgeted at approximately $1,026 thousand. These expenditures are intended to cover costs of furniture and equipment, facility improvements, and branch office expansion. Expenditures for the nine months ended September 30, 1996 amounted to $381 thousand and are expected to remain below budgeted amounts.

         Stock repurchase plans have been approved by the Board of Directors since 1988, authorizing the Corporation to repurchase shares of its own common stock in market or private transactions. Ten such plans have been initiated since that date involving the repurchase of 20,000 to 25,000 shares per plan. The tenth plan, which is also the most current one, was approved in November
1995 for 25,000 shares (adjusted to 37,500 shares). At the time of approval, there were also 16,117 shares (on an adjusted basis) that were available to be repurchased from the prior plan. The authorization for the latest plan approximates one and three quarters percent of the Corporation's then outstanding shares of 1,397,495 (adjusted to 2,096,242 shares). At quarter end, 36,739 shares remain to be repurchased under the current plan. The total number of repurchases completed during the present nine month period was 16,878 shares. It is the Corporation's belief that these repurchases of shares will help maximize shareholder value. The stock purchases are financed through available Corporate cash.

         The subsidiary bank underwent a routine safety and soundness and Bank Information Systems (BIS) examination during the current third quarter by the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency also recently conducted its separately scheduled examination of the subsidiary Bank's Trust and Investment Services Department. The Corporation was examined by Federal Reserve Bank of New York Examiners during the second quarter of 1996. Management is not aware, nor has it been apprised by any regulatory authority, of any recommendations that would have a material effect on the Corporation's liquidity, capital resources and operations.

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

         Also at the above meeting, Mr. Walter C. Teagle III was appointed by the Board of Directors as a Class I Director. Mr. Teagle is president of Teagle Management, Inc., a private investment company, as well as president of Metro Design Systems, Inc., which provides engineering design services to the telecommunications industry. It is anticipated that Mr. Teagle's name will be submitted for election to a full two year term at the next Annual Shareholder's Meeting in April 1997.

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

          As referenced in our 1995 Annual Report, the most recent branch office was opened in January of this year in Great Neck, and research is continuing of other areas for added Commercial Banking Units as well as for full service offices.

THE FIRST OF LONG ISLAND CORPORATION

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities

                  A Shareholder Protection Rights Plan was adopted by the Board of Directors at their regularly scheduled meeting on July 16, 1996, wherein a dividend of one Right was declared on each outstanding share of Common Stock. The dividend was paid on July 31, 1996 to shareholders of record on July 31, 1996. The Rights Plan was not adopted in response to any specific effort to acquire control of The First of Long Island Corporation. Rather, it was adopted to deter abusive takeover tactics that can be used to deprive shareholders of the full value of their investment. The Rights Plan was filed with the Securities and Exchange Commission under Form 8-A on July 30, 1996.


     Item 6.   Exhibits and Reports on Form 8-K

                  (a) Exhibits:  The following exhibits are incorporated herein by reference:
                         (4) Shareholder Protection Rights Agreement
                        (27) Financial Data Schedule

                  (b)   Reports  on  Form  8-K  -  Adoption  of   Shareholder
                        Protection  Rights  Agreement   Electronically  filed
                        under Form 8-K on July 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      THE FIRST OF LONG ISLAND CORPORATION





    November 4, 1996                By:  /s/    J. WILLIAM JOHNSON
-------------------------                     ---------------------------------
         Date                                 J. William Johnson, President,
                                              Chairman of the Board
                                              and Chief Executive Officer




  November 4, 1996                  By:  /s/    WILLIAM J. WHITE
------------------------                      ---------------------------------
         Date William J. White, Vice President and Treasurer (Chief Financial Officer)

                                EXHIBIT INDEX


Exhibit No.                   Description                         Page

     (4)               Shareholder Protection Rights Agreement,     *
                       dated  as of July  16,  1996  (the
                       "Rights  Agreement"), between  The
                       First of Long  Island  Corporation  and
                       The First National Bank of Long Island,
                       as Rights Agent.

     (27)              Financial Data Schedule                    18








* Incorporated by reference to Exhibit (1) of the Registration Statement on Form 8-A of The First of Long Island Corporation filed on July 30, 1996.