Form 10-K
period 1996-12-31
FIRST OF LONG ISLAND CORP
filed 1997-03-28
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_____________ to _____________

                         Commission file Number 0-12220

                      THE FIRST OF LONG ISLAND CORPORATION
----------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

         NEW YORK                                                 11-2672906
----------------------------------------------------------------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)


 10 GLEN HEAD ROAD, GLEN HEAD, NY                   11545
----------------------------------------------------------------------------
  (Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code (516) 671-4900

Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------        -----------------------------------------
              NONE                                     N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value per share
------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                            [COVER PAGE 1 OF 2 PAGES]

Total number of pages, including cover pages - 65

        The aggregate market value of the Corporation's voting stock (based on the closing market price on March 12, 1997) held by non-affiliates was $75,518,474 (excludes $9,912,652 representing the market value of common stock beneficially owned by directors and executive officers of the Registrant).

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS                              OUTSTANDING AT MARCH 12, 1997
---------------------------        -----------------------------
Common Stock, $.10 par value                 2,083,686

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts II and IV.

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 1997 are incorporated by reference into Part III.


EXHIBIT INDEX FOUND ON PAGE 14

                            [COVER PAGE 2 OF 2 PAGES]

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         The First of Long Island Corporation (the "Registrant" or the "Corporation"), a one-bank holding Company, was incorporated on February 7, 1984 for the purpose of providing financial services through its wholly-owned subsidiary, The First National Bank of Long Island (the "Bank").

         The Bank was organized in 1927 as a national banking association under the laws of the United States of America and was known as the First National Bank of Glen Head through June 30, 1978. The Bank has a Trust and Investment Services Department and conducts insurance business through The First of Long Island Agency, Inc. (the "Agency"), a wholly-owned subsidiary.

    The Bank is a community commercial bank and serves the financial needs of privately owned businesses, professionals, consumers, public bodies, and other organizations primarily in Nassau and Suffolk Counties, Long Island. The principal business of the Bank has historically consisted of attracting business and consumer checking, money market and savings deposits and investing those funds in high quality investment securities, commercial and residential mortgage loans, commercial loans, and home equity loans. The Corporation's loan portfolio is primarily comprised of loans to borrowers in Nassau and Suffolk Counties and real estate loans are principally secured by properties located in these Counties.

         A substantial portion of the Bank's investment securities portfolio is comprised of U.S. Treasury securities, with lesser amounts invested in U.S. government agency securities (modified pass-through, mortgage-backed securities of Federal agencies), state and municipal securities, and collateralized mortgage obligations. The Bank also regularly sells federal funds on an overnight basis to a number of banking institutions.

         The Bank offers a variety of deposit products having a wide range of interest rates and terms. The principal products include checking accounts, money market accounts, savings accounts, and time deposit accounts.

         In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

      ATM Banking                                            Payroll Services
      Collection Services                                    Commercial PC Banking
      Counter Checks and Certified Checks                    Safe Deposit Boxes
      Credit Cards                                           Securities Transactions
      Drive-Through Banking                                  Signature Guarantee Services
      Fixed Rate Annuities                                   Telephone Banking
      Foreign Drafts                                         Travelers Checks
      Gift Checks and Personal Money Orders                  Trust and Investment Management  Services
      Merchant Credit Card Depository Services               U.S. Savings Bonds
      Mutual Funds                                           Wire Transfers and Foreign Cables
      Night Depository Services                              Withholding Tax Depository Services


         The Trust and Investment Services Department provides investment management, pension trust, personal trust, estate, and custody services and engages in the sale of mutual funds.

         The Agency is a licensed insurance agency which was organized in 1994 under the laws of the State of New York and is primarily engaged in the sale of fixed-rate annuity products.

         The Bank's main office is located in Glen Head and it has branch offices in Roslyn Heights, Greenvale, Old Brookville, Woodbury, Northport, Lake Success, Huntington, Hicksville, Mineola, Rockville Centre, New Hyde Park, Locust Valley, Valley Stream, and Great Neck. The offices in Lake Success, Hicksville, Mineola, Rockville Centre, New Hyde Park, Valley Stream, and Great Neck are commercial banking facilities as opposed to full-service branches. The main office and all the branch offices are located in Nassau and Suffolk Counties.

         The Bank's revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

         The Bank did not commence, abandon, or significantly change any of its lines of business during 1996.

         The Bank encounters substantial competition in its banking business from numerous other banking facilities which have offices located in one or more of the communities served by the Bank. Principal competitors are branches of large banks such as Citibank, Chase Manhattan Bank, Bank of New York, European American Bank, and Fleet Bank.

LENDING ACTIVITIES

    GENERAL. The Bank's loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity loans, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans, term and installment loans, revolving credit term loans, and loans secured by marketable securities, the cash surrender value of life insurance policies, or deposit accounts. Consumer loans include, among other things, student loans guaranteed by the Federal government, auto loans, unsecured home improvement loans, unsecured personal loans, and overdraft checking lines.

    The Bank makes both fixed and variable rate loans. Variable rate loans are tied to and reprice with changes in either the Bank's prime interest rate or U.S. Treasury rates. Commercial mortgage loans are made with terms usually not to exceed fifteen years, while the maximum term on residential mortgage loans is thirty years. Commercial and consumer loans generally mature within five years. Fixed rate loans with a remaining maturity exceeding five years were approximately $27.2 million at December 31, 1996, or 17.8% of the total loan portfolio. Construction loans were $405,000 at December 31, 1996, or .3% of the total portfolio. The Bank's current practice is to usually lend no more than 75% of appraised value on residential mortgage loans, 65% on home equity loans and 70% on commercial mortgage loans.

     The risks inherent in the Bank's loan portfolio primarily stem from the following factors relating to borrower size and geographic concentration: first, loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls; second, the ability of many of the Bank's borrowers to repay their loans is dependent on the strength of the Long Island economy; and finally, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on the strength of the Long Island real estate market. The Bank does not have any significant industry concentrations or foreign loans.

    Except home equity loans, loans from $300,000 to $500,000 require the approval of the Management Loan Committee (home equity loans have more stringent approval requirements). Loans in excess of $500,000 require the approval of the Management Loan Committee and two members of the Board Loan Committee.

    The Bank's lending is subject to written underwriting standards and loan origination procedures, as approved by the Bank's Board of Directors and contained in the Bank's loan policies. The Bank's loan policies allow for exceptions and set forth the specific approvals required. Decisions on loan applications are based on, among other things, the borrower's credit history, the financial strength of the borrower, estimates of the borrower's ability to repay the loan, and the value of the collateral, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.

     PORTFOLIO   COMPOSITION.   The  following  table  sets  forth   information
concerning the composition of the Bank's loan portfolio.

                                                                               December 31,
                                            ----------------------------------------------------------------------------
                                                     1996            1995           1994            1993          1992
                                            ----------------------------------------------------------------------------
                                                                          (in thousands)
Commercial                                   $       23,345 $      21,708  $        19,482  $    19,514   $     20,990
Real estate-construction                                405         -                 -              -              -
Real estate-mortgage (1)                            120,377       115,098          115,855      108,025        100,410
Consumer                                              8,999         9,671            8,961        9,337          9,386
Other                                                   396           193              174          113            304
                                            ----------------------------------------------------------------------------
                                                    153,522       146,670          144,472      136,989        131,090
Unearned income                                        (840)         (796)            (859)        (812)          (586)
                                            ---------------  -------------  --------------  -------------  -------------
                                                    152,682       145,874          143,613      136,177        130,504
Allowance for loan losses                            (3,600)       (3,600)          (3,600)      (3,590)        (3,503)
                                            ---------------  -------------  --------------  -------------  -------------
Net loans                                    $      149,082  $    142,274   $      140,013  $   132,587    $   127,001
                                            ===============  =============  ==============  =============  =============

(1) Includes borrowings under home equity lines and loans

     SELECTED MATURITY INFORMATION. The following table shows the maturity of commercial, construction and other loans outstanding at December 31, 1996.

                                                                      Maturity
                                            -------------------------------------------------------------
                                                              After One
                                                Within        But Within         After
                                               One Year       Five Years     Five Years        Total
                                            -------------------------------------------------------------
                                                                   (in thousands)
TYPES OF LOANS:
Commercial                                   $      14,087   $      7,968   $      1,290    $      23,345
Real estate-construction                               405           -               -                405
Other                                                  396           -               -                396
                                            ---------------  -------------  --------------  -------------
                                             $      14,888   $      7,968   $      1,290    $      24,146
                                            ===============  =============  ==============  =============
RATE PROVISION:
  Amounts with fixed interest rates          $       7,304   $      1,360   $        -      $       8,664
  Amounts with variable interest rates               7,584          6,608          1,290           15,482
                                            ---------------  -------------  --------------  -------------
                                             $      14,888   $      7,968   $      1,290    $      24,146
                                            ===============  =============  ==============  =============

    COMMERCIAL LOANS. The Bank makes commercial loans on a demand basis, short-term discounted basis, or installment basis. Short-term business loans are generally due and payable within one year and should be self liquidating during the normal course of the borrower's business cycle. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to obtain personal guarantees of all owners on loans made to privately-owned businesses.

     REAL ESTATE MORTGAGE AND HOME EQUITY LOANS. The Bank makes residential and commercial mortgage loans and home equity loans. Applicants for residential mortgage loans and home equity loans will be considered for approval provided they have satisfactory credit history and the Bank believes that there is sufficient monthly income to service both the loan applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. If the source of repayment is rental income, such income must be more than sufficient to amortize the debt.

         In processing requests for commercial mortgage loans, the Bank almost always requires an environmental assessment to identify the possibility of environmental contamination on or near the subject property. The extent of the assessment procedures varies from property to property and is based on factors such as whether or not the subject property is an industrial building, in close proximity to a known environmentally hazardous area, or a suspected environmental risk based on current or past use.

    CONSUMER LOANS. The Bank makes student loans, auto loans, home improvement loans, overdraft lines of credit and other consumer loans. Such loans may be secured or unsecured and, with the exception of student loans, are generally made on an installment basis over terms not exceeding five years. In reviewing loans for approval, the Bank considers, among other things, ability to repay, stability of employment and residence, and past credit history.

         PAST DUE, NONACCRUAL, AND RESTRUCTURED LOANS. The following table presents selected information about the Bank's past due, nonaccrual and restructured loans.

                                                              December 31,
                                                 --------------------------------------
                                                  1996   1995   1994     1993    1992
                                                 --------------------------------------
                                                            (in thousands)
Past due 90 days or more                          $ 31   $  4   $  3   $  183   $   15
Nonaccrual loans                                   659    843    516      448    1,017
Restructured Loans                                 876    816    824    1,022      133

Gross interest income that would
have been recorded during the year under
original terms:
Nonaccrual loans                                    60     97     36       43      137
Restructured loans                                 100     96     86      105       18

Gross interest income recorded during the year:
Nonaccrual loans                                    11     36      1        1       36
Restructured loans                                  87     82     61       78       15

Commitments for additional funds                   None   None   None     None     None

    The accrual of interest on loans is generally discontinued when principal or interest payments become past due 90 days or more. The bank does not have any impaired loans except for loans disclosed above. Other than the loans included in the above table, there were no material potential problem loans, either individually or in the aggregate, at December 31, 1996.

         While economic conditions in the Bank's market area continued to show improvement during 1996, such conditions are still less than favorable. Future levels of past due, nonperforming, and restructured loans will be affected by the strength of the local economy.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an amount that management currently believes will be adequate to absorb possible future losses on existing loans. The following table summarizes the changes in the Bank's allowance for loan losses for the periods indicated.

                                                                        Year Ended December 31,
                                                  -----------------------------------------------------------------------
                                                      1996           1995          1994           1993          1992
                                                  -------------  ------------- -------------  ------------- -------------
                                                                              (in thousands)
Balance, beginning of year                         $     3,600    $     3,600   $     3,590    $     3,503   $    3,105
                                                  -------------  ------------- -------------  ------------- -------------
Charge-offs:
  Commercial                                                (2)            (3)          (13)            -             -
  Real estate-mortgage (1)                                 -              -              -           (121)         (568)
  Consumer and other                                       (33)           (21)          (35)          (24)          (86)
                                                  -------------  ------------- -------------  ------------- -------------
                                                           (35)           (24)          (48)         (145)         (654)
                                                  -------------  ------------- -------------  ------------- -------------
Recoveries:
  Commercial                                              -               -               6             5             5
  Real estate-mortgage (1)                                  21             16            36            28           426
  Consumer and other                                        14              8            16            24            21
                                                  -------------  ------------- -------------  ------------- -------------
                                                            35             24            58            57           452
                                                  -------------  ------------- -------------  ------------- -------------
Net (charge-offs) recoveries                                -              -             10           (88)         (202)
Provision charged to operations                             -              -             -            175           600
                                                  -------------  ------------- -------------  ------------- -------------
Balance, end of year                               $     3,600    $     3,600   $     3,600    $    3,590   $     3,503
                                                  =============  ============= =============  ============= =============
Ratio of net (charge-offs) recoveries to
  average loans outstanding                               - %           -    %          .01%         (.07)%        (.16)%
                                                  =============  ============= =============  ============= =============

(1) Includes borrowings under home equity lines and loans

        The provision charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider a variety of factors including, but not limited to, historical losses; a borrower's ability to repay; the value of any related collateral; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. Future provisions for loans losses and chargeoff levels will be affected by the strength of the local economy.

     The following table shows the allocation of the total allowance for loan losses, by loan type, at December 31 of the years indicated.

                               1996            1995             1994            1993            1992
                           ---------------------------------------------------------------------------------
                                  Percent of     Percent of       Percent of       Percent of       Percent of
                                  Loans in        Loans in        Loans in         Loans in         Loans in
                                    Each            Each            Each             Each             Each
                                   Category       Category         Category        Category          Category
                                   To Total       To Total         To Total        To Total          To Total
                           Amount   Loans  Amount   Loans   Amount   Loans  Amount  Loans   Amount    Loans
                           ------   -----   -----   -----   ------   -----   -----   -----   -----    -----
                                                             (dollars in thousands)
Commercial                 $  530    15.3% $  563    14.9%  $  574    13.6% $  652    14.3% $  849     16.1%
Real estate-construction     --        .3     --      --       --      --      --      --      --       --
Real estate-mortgage (1)    2,185    78.8   2,241    78.9    2,326    80.7   2,096    79.3   1,511     76.9
Consumer and other            174     5.6     196     6.2      148     5.7     217     6.4     253      7.0
                           ------   -----   -----   -----   ------   -----   -----   -----   -----    -----
Total allocated             2,889   100.0   3,000   100.0    3,048   100.0   2,965   100.0   2,613    100.0
Unallocated                   711     --      600     --       552     --      625     --      890      --
                           ------   -----   -----   -----   ------   -----   -----   -----   -----    -----
                           $3,600   100.0% $3,600   100.0%  $3,600   100.0% $3,590   100.0% $3,503    100.0%
                           ======   =====   =====   =====   ======   =====   =====   =====   =====    =====

(1) Includes borrowings under home equity lines and loans

INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Bank, as approved by the Board of Directors and supervised by both the Board and the Investment Committee, is intended to promote investment practices which are both safe and sound and in full compliance with the Federal Reserve Board Supervisory Policy Statement on Securities Activities and all other applicable regulations. Investment authority will be granted and amended as is necessary by the Board of Directors.

    The Bank's investment decisions seek to maximize income while keeping both credit and market risk at acceptable levels, provide for the Bank's liquidity needs, assist in managing interest rate sensitivity, and provide securities that can be pledged, as needed, to secure deposits or borrowing lines.

         The Bank's investment policy limits individual maturities to twelve years and average lives, in the case of collateralized mortgage obligations (CMO's) and other mortgage-backed securities, to 10 years. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1. In addition, management periodically reviews issuer credit ratings for all securities in the Bank's portfolio other than those issued by the U.S. government or its agencies. Any deterioration in the creditworthiness of an issuer will be analyzed and appropriate action taken when deemed necessary. The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

         The Bank does not purchase or currently hold any high risk mortgage derivative products as defined by the Federal Financial Institutions Examination Council Supervisory Policy Statement on Securities Activities. High risk mortgage derivative products are generally those that possess average life or price volatility in excess of a benchmark fixed rate, 30-year, mortgage-backed pass-through security.

         At December 31, 1996, the Bank had gross unrealized losses of $940,000 in it held-to-maturity portfolio. These unrealized losses were principally caused by an increase in interest rates since the securities were purchased, resulting in a decrease in market value. The Bank has the intent and ability to hold these securities to maturity and therefore expects to realize their full face amount. However, the effect of holding securities with yields below those currently available in the marketplace is that less interest will be earned in future periods than could be earned on securities purchased currently.

     PORTFOLIO COMPOSITION. The following table shows the composition of the Bank's investment portfolio.

                                                     December 31,
                                           ------------------------------
                                               1996       1995       1994
                                           --------   --------   --------
HELD TO MATURITY:                                  (in thousands)
U.S. Treasury                              $ 72,512   $ 80,861   $ 67,781
U.S. Government Agencies                     29,811     36,238     42,924
State and Municipals                         32,527     33,975     37,117
Collateralized Mortgage Obligations           7,000      8,604      9,956
Commercial Paper                               --         --        9,981
                                           --------   --------   --------
                                           $141,850   $159,678   $167,759
                                           ========   ========   ========
AVAILABLE FOR SALE:
U.S. Treasury                              $ 51,427   $ 39,293   $ 35,227
State and Municipals                         10,402      6,864      4,355
Collateralized Mortgage Obligations          18,461     11,272      5,164
Other                                           127        127        127
                                           --------   --------   --------
                                           $ 80,417   $ 57,556   $ 44,873
                                           ========   ========   ========
Total investment securities                $222,267   $217,234   $212,632
                                           ========   ========   ========

     MATURITY INFORMATION. The following tables set forth the maturities and weighted average cost yields of the Corporation's investment securities at December 31, 1996.

                                                                Principal Maturing
                              -------------------------------------------------------------------------
                                    Within          After One But     After Five But        After
                                   One Year       Within Five Years   Within Ten Years    Ten Years
                              ------------------   ----------------   ---------------- ----------------
                                  Amount  Yield    Amount    Yield    Amount    Yield   Amount    Yield
                              ----------  ------   --------  ------   --------  ------ --------  ------
                                                      (dollars in thousands)
SECURITIES HELD TO MATURITY:
U.S. Treasury                  $  25,214   6.32%   $ 47,298    6.01%  $   -      - %   $   -        - %
U. S. Government Agencies (1)        513   6.90       8,731    6.29      7,381  8.08    13,186    7.00
State and Municipals (2)           4,032   6.01      15,182    6.92     13,313  7.26
Collateralized Mortagage
     Obligations (1)                  -      -          805    8.24       -         -     6,195    6.91
                               ---------  -----    ---------  -----  ---------  -----  ---------  -----
                               $  29,759  6.29%    $ 72,016    6.26%  $ 20,694  7.55%  $19,381    6.97%
                               =========  =====    =========  =====  =========  =====  =========  =====

                                                                Principal Maturing
                              -------------------------------------------------------------------------
                                    Within          After One But     After Five But        After
                                   One Year       Within Five Years   Within Ten Years    Ten Years
                              ------------------   ----------------   ---------------- ----------------
                                  Amount  Yield    Amount    Yield    Amount    Yield   Amount    Yield
                              ----------  ------   --------  ------   --------  ------ --------  ------
                                                      (dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury                  $   5,601   6.94%   $ 45,826    6.18%  $   -      - %   $   -        -%
State and Municipals (2)             364   5.41       3,635    6.59      5,813  7.38       590    7.74
Collateralized Mortagage
     Obligations (1)                  -      -           57    8.40       -      -      18,404    6.56
                               ---------  -----    ---------  -----  ---------  -----  ---------  -----
  Total debt securities            5,965   6.85      49,518    6.21      5,813  7.38    18,994    6.60
Equity securities (3)                 -      -           -      -         -      -         127    6.70
                               ---------  -----    ---------  -----  ---------  -----  ---------  -----
                               $   5,965   6.85%   $ 49,518    6.21%  $  5,813  7.38%  $19,121    6.60%
                               =========  =====    =========  =====  =========  =====  =========  =====

(1)Maturities shown are stated maturities. Securities backed by mortgages are expected to have substantial periodic repayments resulting in weighted average lives considerably shorter than would be surmised from the above tables.
(2) Yields on tax-exempt obligations have been computed on a tax-equivalent basis.
(3) $115,000 is Federal Reserve Bank Stock

     The Bank received dividends on its Federal Reserve Bank stock of $6,924 in 1996 representing a yield of 6.00%.

SOURCES OF FUNDS

    GENERAL. The Bank's primary sources of funds are deposits, retained earnings, repayment of principal and interest on loans, maturity and redemption of investment securities, interest earned on investment securities and federal funds sold, and other funds provided from operations.

    The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including First Class, regular, budget, senior citizen and special checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges. The interest-bearing deposit products, which have a wide range of interest rates and terms, include checking, personal and nonpersonal money market savings, personal and nonpersonal statement savings, a variety of passbook savings accounts, savings certificates (3 month, 6 month and 1 to 6 year terms), large and jumbo certificates, holiday club accounts and individual retirement accounts (savings certificates with terms of 1 to 6 years).

         Certificates of deposits, the majority of which mature within one year, were approximately $38,309,000, or 10% of total deposits, at December 31, 1996. Certificates of deposit in amounts of $100,000 or more were $11,800,000 at December 31, 1996, or 3.1% of total deposits.

         The Bank relies primarily on customer service, calling programs, competitive pricing, and advertising to attract and retain deposits. Currently, the Bank solicits deposits only from its local market area and does not have any deposits which qualify as brokered deposits under applicable Federal regulations. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

     CLASSIFICATION  OF  AVERAGE   DEPOSITS.   The  following  table  shows  the
classification of average deposits of the Bank.

                                       1996                        1995                       1994
                           --------------------------  -------------------------  ------------------------
                             Average       Average       Average      Average      Average      Average
                             Balance      Rate Paid      Balance     Rate Paid     Balance     Rate Paid
                           ------------  ------------  ------------  -----------  -----------  -----------
                                                          (dollars in thousands)
Checking (1)                  $123,832         -  %      $115,010         -  %     $104,329          - %
Savings and
  money market                 222,319        3.05        213,250        3.36       216,043         2.42
Time deposits                   36,940        4.61         35,416        4.88        27,302         3.44
                           ------------  ------------  ------------  -----------  -----------  -----------
                              $383,091        2.21%      $363,676        2.45%     $347,674         1.77%
                           ============  ============  ============  ===========  ===========  ===========

(1) Includes official check and treasury tax and loan balances

         REMAINING MATURITIES OF TIME DEPOSITS. At December 31, 1996, the remaining maturities of the Bank's time deposits in amounts of $100,000 or more were as follows:

                             (in thousands)
3 months or less                 $ 7,884
Over 3 through 6 months            2,798
Over 6 through 12 months             662
Over 12 months                       456
                                 -------
                                 $11,800
                                 =======

NET INTEREST INCOME

         RATE/VOLUME ANALYSIS. The following table sets forth the effect of changes in volume, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

                                                          Year Ended December 31,
                               --------------------------------------------------------------------------------------
                                       1996 versus 1995                            1995 versus 1994
                                Increase (decrease) due to changes in:      Increase (decrease) due to changes in:
                               ------------------------------------------ -------------------------------------------
                                                      Rate/       Net                             Rate/       Net
                                Volume      Rate    Volume (2)   Change    Volume      Rate     Volume (2)   Change
                               ---------- --------- ----------- --------- ---------- ---------  ----------- ---------
                                                                  (in thousands)
INTEREST INCOME:
Federal funds sold                  $193     $(179)       $(18)      $(4)      $850      $196         $280    $1,326
Investment securities
  Taxable                            817      (471)        (29)      317       (174)      632           (5)      453
  Nontaxable (1)                     109       (60)         -         49        (11)     (218)           -      (229)
Loans (1)                            587      (316)        (11)      260        187     1,315           23     1,525
                               ---------- --------- ----------- --------- ---------- ---------  ----------- ---------
Total interest income              1,706    (1,026)        (58)      622        852     1,925          298     3,075
                               ---------- --------- ----------- --------- ---------- ---------  ----------- ---------

INTEREST EXPENSE:
Savings and money
  market deposits                    305      (661)        (27)     (383)       (68)    2,030          (28)    1,934
Time deposits                         74       (96)         (2)      (24)       279       393          118       790
                               ---------- --------- ----------- --------- ---------- ---------  ----------- ---------
Total interest expense               379      (757)        (29)     (407)       211     2,423           90     2,724
                               ---------- --------- ----------- --------- ---------- ---------  ----------- ---------
Increase (decrease) in net
  interest income                 $1,327     $(269)       $(29)   $1,029       $641     $(498)        $208      $351
                               ========== ========= =========== ========= ========== =========  =========== =========

(1) Tax-equivalent basis
(2) Represents  the change not solely  attributable  to change in rate or change in volume but a combination  of these two factors

         AVERAGE BALANCE SHEET; INTEREST RATES AND INTEREST DIFFERENTIAL. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                 1996                             1995                          1994
                                  --------------------------------- ------------------------------- -----------------------------
                                     Average               Average    Average              Average     Average            Average
                                     Balance    Interest     Rate     Balance   Interest    Rate       Balance  Interest   Rate
                                  -----------  ---------  --------- ---------- ---------  --------- ---------- ---------  -------
                                                                          (dollars in thousands)
ASSETS
Federal funds sold                 $  36,460   $  1,923      5.27%  $  33,140  $  1,927      5.81%   $ 13,730  $    601    4.38%
Investment Securities
  Taxable                            180,574     11,383      6.30     168,163    11,066      6.58     170,968    10,613    6.21
  Nontaxable (1)                      41,763      2,917      6.98      40,238     2,868      7.13      40,379     3,097    7.67
Loans (1)(2)                         150,090     13,407      8.93     143,677    13,147      9.15     141,399    11,622    8.22
                                  -----------  ---------  --------- ---------- ---------  --------- ---------- ---------  -------
Total interest-earning assets        408,887     29,630      7.25     385,218    29,008      7.53     366,476    25,933    7.08
                                               ---------  ---------            ---------  ---------            ---------  -------
Allowance for loan losses             (3,606)                          (3,607)                         (3,602)
                                  -----------                       ----------                      ----------
Net interest-earning assets          405,281                          381,611                         362,874
Cash and due from banks               19,853                           19,297                          17,290
Premises and equipment, net            5,050                            5,007                           5,128
Other assets                           6,475                            5,802                           5,251
                                  -----------                       ----------                      ----------
                                    $436,659                         $411,717                        $390,543
                                  ===========                       ==========                      ==========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Savings and
  money market deposits             $222,319      6,788      3.05    $213,250     7,171      3.36    $216,043     5,237    2.42
Time deposits                         36,940      1,704      4.61      35,416     1,728      4.88      27,302       938    3.44
                                  -----------  ---------  --------- ---------- ---------  --------- ---------- ---------  -------
Total interest-bearing deposits      259,259      8,492      3.28     248,666     8,899      3.58     243,345     6,175    2.54
                                  -----------  ---------  --------- ---------- ---------  --------- ---------- ---------  -------
Checking deposits(3)                 123,832                          115,010                         104,329
Other                                  2,339                            2,133                           1,864
                                  -----------                       ----------                      ----------
                                     385,430                          365,809                         349,538
Stockholders' equity                  51,229                           45,908                          41,005
                                  -----------                       ----------                      ----------
                                    $436,659                         $411,717                        $390,543
                                  ===========                       ==========                      ==========

Net interest income (1)                        $ 21,138                         $20,109                         $19,758
                                               =========                       =========                      ==========
Net interest spread (1)                                      3.97%                           3.95%                         4.54%
                                                          =========                       =========                       ========
Net yield on interest-earning assets (1)                     5.17%                           5.22%                         5.39%
                                                          =========                       =========                       ========

(1)Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in 1996, 1995 and 1994 based on a Federal income tax rate of 34%.
(2)For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3)Includes official check and treasury tax and loan balances


COMPETITION

         The heavy concentration of financial institutions in Nassau and Suffolk Counties has lead to keen competition for both loans and deposits. Competition in originating commercial loans comes primarily from commercial institutions located in the Bank's market area. The Bank competes for commercial loans on the basis of the quality of service it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it offers.

         The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located. Competition for deposits is principally from other commercial banks, savings banks, brokerage firms and credit unions located in these communities. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates, a competitive service charge schedule, a high level of customer service and convenient branch locations.

EMPLOYEES

         As of December 31, 1996, the Bank had 119 full-time employees and 78 part-time employees and considers employee relations to be satisfactory. Employees of the Bank are not represented by a collective bargaining unit.

REGULATION

         The Corporation is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission. The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency. The Bank is also subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation.

 ITEM 2.  PROPERTIES

         The Corporation neither owns nor leases any real estate. Office facilities of the Corporation are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank.

         The Bank's main office is located at 10 Glen Head Road, Glen Head, New York. Including the main office, the Bank owns a total of 10 buildings in fee and occupies seven other facilities under lease arrangements. All of the facilities owned or leased by the Bank are in Nassau and Suffolk Counties, New York.

         The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

ITEM 3.  LEGAL PROCEEDINGS

    Other than ordinary routine litigation incidental to the business, it is believed that there are no material legal proceedings, either individually or in the aggregate, to which the Corporation or the Bank is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is traded on the Nasdaq National Market System under the symbol "FLIC". The table appearing on page (i) of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996 showing the high and low bid quotations, by quarter, for the years ended December 31, 1996 and 1995 is incorporated herein by reference. The over-the-counter market quotations shown in the table may reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         On February 27, 1997, there were 2,083,686 shares of the Corporation's common stock outstanding with 800 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

     During 1996 and 1995, the Corporation declared semi-annual cash dividends aggregating $.64 and $.56 per share, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         The Selected Financial Data appearing on page (i) of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated herein by reference.

         The Corporation's dividend payout ratio was 19.81%, 19.24% and 18.02% for 1996, 1995 and 1994, respectively.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 4 through 11 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated herein by reference.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for Earnings per Share ("EPS") by all entities with publicly held common stock or potential stock. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share" ("APB 15"), and supersedes or amends related pronouncements.

         SFAS No. 128 replaces the presentation of primary and fully-diluted EPS required by APB 15 with basic and diluted EPS. Unlike primary EPS, basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, computed similarly to fully-diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Entities with simple capital structures, that is, with only common stock outstanding, shall present basic EPS on the face of the income statement. All other entities shall present basic and diluted EPS on the face of the income statement with equal prominence. In addition, a reconciliation of the numerators and denominators of the basic and diluted EPS computations is required.

     SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 15, 1997. Early application is not permitted and SFAS No. 128 requires restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 will not have a material impact on the Corporation.

     In March 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 does not change disclosure requirements for the Corporation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and report of independent public accountants appearing on pages 14 through 33 of Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         "ELECTION OF DIRECTORS" appearing on pages 3 and 4 and "MANAGEMENT" appearing on pages 6 and 7 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 1997 are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

          "COMPENSATION OF DIRECTORS", "SUMMARY COMPENSATION TABLE", "COMPENSATION PURSUANT TO PLANS", and "PERFORMANCE GRAPH" appearing on page 5 and pages 7 through 13 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 1997 are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" appearing on Pages 1 through 3 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 1997 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "TRANSACTIONS WITH MANAGEMENT AND OTHERS" appearing on page 14 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 1997 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

     The following consolidated financial statements of the Corporation and its subsidiary, and Report of Independent Public Accountants thereon, as required by
Item 8 of this report are incorporated herein by reference.

      Consolidated Balance Sheets - December 31, 1996 and 1995
      Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994
      Consolidated Statements of Changes in Stockholders' Equity -Years ended
         December 31, 1996, 1995 and 1994
      Consolidated Statements of Cash Flows - Years ended December 31, 1996,
         1995 and 1994
      Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

         None Applicable.

(a) 3. Listing of Exhibits

         The following exhibits are submitted herewith.

EXHIBIT NO.   NAME                                                                               EXHIBITS
-----------   ----                                                                               --------
3 (i)         Certificate of Incorporation, as amended                                               *
3 (ii)        By-laws, as amended                                                                    *
10.1          Incentive Plan                                                                         *
10.2          1986 Stock Option and Appreciation Rights Plan                                         *
10.3          1996 Stock Option and Appreciation Rights Plan                                         **
10.4          Employment Agreement Between Registrant and J. William Johnson,
                   dated January 31, 1996, as amended December 18, 1996                              ***
13            Registrant's Annual Report to Shareholders for the fiscal year ended
                   December 31, 1996
21            Subsidiary of Registrant
23            Consent of Independent Public Accountants
27            Financial Data Schedule
99            Notice of 1997 Annual Meeting and Proxy  Statement                                     ****

*Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b).

*** Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c). The amendment increased Mr. Johnson's base annual salary from $280,000 to $295,000.

****The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 1997 was submitted in electronic format on March 4, 1997 and is incorporated herein by reference.

(b) Reports on Form 8-K

         There were no reports filed on Form 8-K for the three-month period ended December 31, 1996.

(c) Exhibits

         Exhibits as listed under 14(a) 3. above are submitted as a separate section of this report.

(d) Financial Statement Schedules

         None

                                   Signatures

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE FIRST OF LONG ISLAND CORPORATION
                                                (Registrant)

Dated: March 21, 1997                       By /S/ J. WILLIAM JOHNSON
                                              -----------------------
                                                J. WILLIAM JOHNSON, President
                                                (principal executive officer)

                                            By /S/ MARK D. CURTIS
                                              -----------------------
                                                MARK D. CURTIS,
                                                Vice President and Treasurer
                                                (principal financial officer and
                                                 principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURES                       TITLES                     DATE


/S/ J. WILLIAM JOHNSON           President, Chairman        MARCH 21, 1997
----------------------           of the Board, Chief        --------------
 J. William Johnson              Executive Officer


/S/ PAUL T. CANARICK             Director                   MARCH 21, 1997
--------------------                                        --------------
 Paul T. Canarick


/S/ WILLIAM J. CATACOSINOS       Director                   MARCH 21, 1997
--------------------------                                  --------------
William J. Catacosinos


/S/ BEVERLY ANN GEHLMEYER        Director                   MARCH 21, 1997
-------------------------                                   --------------
 Beverly Ann Gehlmeyer


/S/ HOWARD THOMAS HOGAN, JR.     Director                   MARCH 21, 1997
-------------------------                                   --------------
 Howard Thomas Hogan, Jr.


/S/ J. DOUGLAS MAXWELL, JR.      Director                   MARCH 21, 1997
-------------------------                                   --------------
J. Douglas Maxwell, Jr.



/S/ JOHN R. MILLER III           Director                   MARCH 21, 1997
-----------------------                                     --------------
John R. Miller III


/S/ WALTER C. TEAGLE III         Director                   MARCH 21, 1997
------------------------                                    --------------
Walter C. Teagle III

                                  EXHIBIT INDEX


                                                                                                EXHIBIT BEGINS
                                                                                                 ON SEQUENTIAL
EXHIBIT      DESCRIPTION                                                                           PAGE NO.
-------      --------------------------------------------------------------------------------    ------------
3 (i)         Certificate of Incorporation, as amended                                               *
3 (ii)        By-laws, as amended                                                                    *
10.1          Incentive Plan                                                                         *
10.2          1986 Stock Option and Appreciation Rights Plan                                         *
10.3          1996 Stock Option and Appreciation Rights Plan                                         **
10.4          Employment Agreement Between Registrant and J. William Johnson,
                   dated January 31, 1996, as amended December 18, 1996                              ***
13            Registrant's Annual Report to Shareholders for the fiscal year ended
                   December 31, 1996                                                                 17
21            Subsidiaries of Registrant                                                             60
23            Consent of Independent Public Accountants                                              62
27            Financial Data Schedule                                                                64
99            Notice of 1997 Annual Meeting and Proxy  Statement                                     ****


*Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b).

*** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c).

****The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 1997 was submitted in electronic format on March 4, 1997 and is incorporated herein by reference.
