Form 10-Q
period 1997-03-31
FIRST OF LONG ISLAND CORP
filed 1997-05-14
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 -----------------

                                    FORM 10-Q
(Mark One)
-----
  X
-----
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  MARCH 31, 1997

                                       OR

-----

-----
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________to__________________


                         Commission file number 0-12220


                      THE FIRST OF LONG ISLAND CORPORATION
-----------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)


         NEW YORK                                       11-2672906
-----------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


10 GLEN HEAD ROAD, GLEN HEAD, NEW YORK                     11545
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code (516) 671-4900

                                 Not Applicable
-----------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if
          Changed Since Last Report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                OUTSTANDING AT MAY 1, 1997
------------------------             ---------------------------
Common stock, par value                       2,083,487
   $.10 per share


Total Number of Pages, Including Cover Page - 16

                        THE FIRST OF LONG ISLAND CORPORATION
                                   MARCH 31, 1997
                                       INDEX


PART I.    FINANCIAL INFORMATION                                  PAGE NO.

ITEM 1.    CONSOLIDATED BALANCE SHEETS
           MARCH 31, 1997 AND DECEMBER 31, 1996                   1

           CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS ENDED MARCH 31, 1997 AND 1996             2

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 1997 AND 1996             3

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             4

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS          5-11

PART II.   OTHER INFORMATION                                      12

SIGNATURES                                                        13

--------------------------------------------------------------------------------------------------
CONSOLIDATED                                                      THE FIRST OF LONG ISLAND CORPORATION
BALANCE SHEETS                                                              AND SUBSIDIARY
--------------------------------------------------------------------------------------------------

                                                                     MARCH 31,       December 31,
                                                                       1997              1996*
                                                                  -------------     -------------
ASSETS:
Cash and due from banks .......................................   $  17,298,000     $  18,930,000
Federal funds sold ............................................      31,500,000        38,500,000
                                                                  -------------     -------------
Cash and cash equivalents .....................................      48,798,000        57,430,000
                                                                  -------------     -------------

Investment securities:
Held-to-maturity, at amortized cost (approximate fair
value of $148,750,000 and $142,095,000) .......................     150,309,000       141,850,000
Available-for-sale, at fair value (amortized cost
of $81,016,000 and $79,964,000) ...............................      80,113,000        80,417,000
                                                                  -------------     -------------
                                                                    230,422,000       222,267,000
                                                                  -------------     -------------
Loans:
Commercial and industrial .....................................      25,233,000        23,345,000
Secured by real estate ........................................     120,513,000       120,782,000
Consumer ......................................................       8,217,000         8,999,000
Other .........................................................       1,139,000           396,000
                                                                  -------------     -------------
                                                                    155,102,000       153,522,000
Less: Unearned income .........................................        (833,000)         (840,000)
      Allowance for loan losses ...............................      (3,603,000)       (3,600,000)
                                                                  -------------     -------------
                                                                    150,666,000       149,082,000
                                                                  -------------     -------------
Bank premises and equipment ...................................       4,973,000         5,044,000
Deferred income tax benefits ..................................       1,344,000           897,000
Other assets ..................................................       6,478,000         6,182,000
                                                                  -------------     -------------
                                                                  $ 442,681,000     $ 440,902,000
                                                                  =============     =============
LIABILITIES:
Deposits:
Checking ......................................................   $ 121,518,000     $ 123,160,000
Savings and money market ......................................     224,950,000       222,892,000
Time, other ...................................................      27,181,000        26,509,000
Time, $100,000 and over .......................................      12,069,000        11,800,000
                                                                  -------------     -------------
                                                                    385,718,000       384,361,000

Accrued expenses and other liabilities ........................       1,402,000         2,372,000
Income taxes payable ..........................................         807,000              --
                                                                  -------------     -------------
                                                                    387,927,000       386,733,000
                                                                  -------------     -------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Common stock, par value $.10 per share:
Authorized, 5,000,000 shares;
Issued and outstanding, 2,083,686 and 2,088,784 shares ........         208,000           209,000
Surplus .......................................................       6,739,000         6,924,000
Retained earnings .............................................      48,412,000        46,733,000
                                                                  -------------     -------------
                                                                     55,359,000        53,866,000
Unrealized gains (losses) on available-for-sale securities ....        (605,000)          303,000
                                                                  -------------     -------------
                                                                     54,754,000        54,169,000
                                                                  -------------     -------------
                                                                  $ 442,681,000     $ 440,902,000
                                                                  =============     =============
*Reclassified to conform with the current period's presentation

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS            THE FIRST OF LONG ISLAND CORPORATION
OF INCOME                                     AND SUBSIDIARY
-----------------------------------------------------------------------------

                                                     Three Months
                                                    Ended March 31,
                                                -----------------------
                                                   1997         1996
                                                ----------   ----------
INTEREST INCOME:
Loans .......................................   $3,370,000   $3,311,000
Investment securities:
Taxable .....................................    2,896,000    2,856,000
Nontaxable ..................................      493,000      473,000
Federal funds sold ..........................      449,000      383,000
                                                ----------   ----------
                                                 7,208,000    7,023,000
                                                ----------   ----------

INTEREST EXPENSE:
Savings and money market deposits ...........    1,692,000    1,668,000
Time deposits ...............................      454,000      428,000
                                                ----------   ----------
                                                 2,146,000    2,096,000
                                                ----------   ----------
Net interest income .........................    5,062,000    4,927,000
PROVISION FOR LOAN LOSSES ...................         --           --
                                                ----------   ----------
Net interest income after provision
for loan losses .............................    5,062,000    4,927,000
                                                ----------   ----------

NONINTEREST INCOME:
Trust Department income .....................      313,000      269,000
Service charges on deposit accounts .........      627,000      589,000
Other .......................................      100,000      104,000
                                                ----------   ----------
                                                 1,040,000      962,000
                                                ----------   ----------
NONINTEREST EXPENSE:
Salaries ....................................    1,634,000    1,547,000
Employee benefits ...........................      674,000      577,000
Occupancy and equipment expense .............      470,000      501,000
Other operating expenses ....................      791,000      774,000
                                                ----------   ----------
                                                 3,569,000    3,399,000
                                                ----------   ----------
Income before income taxes ..................    2,533,000    2,490,000
INCOME TAX EXPENSE ..........................      854,000      831,000
                                                ----------   ----------
NET INCOME ..................................   $1,679,000   $1,659,000
                                                ==========   ==========
Weighted average number of common and
common equivalent shares outstanding ........    2,136,795    2,133,603
                                                ==========   ==========
EARNINGS PER SHARE ..........................   $      .79   $      .78
                                                ==========   ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS                                    THE FIRST OF LONG ISLAND
OF CASH FLOWS                                             CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------------

                                                          Three Months Ended March 31,
                                                          ----------------------------
Increase (Decrease) in Cash and Cash Equivalents               1997            1996*
                                                          ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................   $  1,679,000    $  1,659,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization .........................        148,000         157,000
Premium amortization (discount accretion) on investment
securities, net .......................................       (269,000)       (310,000)
Increase in other assets ..............................       (296,000)       (478,000)
Decrease in accrued expenses and other liabilities ....       (260,000)       (356,000)
Increase in income taxes payable ......................        807,000         525,000
                                                          ------------    ------------
Net cash provided by operating activities .............      1,809,000       1,197,000
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of
investment securities:
Held-to-maturity ......................................     13,581,000      10,388,000
Available-for-sale ....................................        387,000       1,200,000
Purchase of investment securities:
Held-to-maturity ......................................    (21,720,000)    (11,772,000)
Available-for-sale ....................................     (1,489,000)    (10,683,000)
Net increase in loans to customers ....................     (1,584,000)     (2,052,000)
Purchases of bank premises and equipment ..............        (77,000)       (166,000)
                                                          ------------    ------------
Net cash used in investing activities .................    (10,902,000)    (13,085,000)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in total deposits ........................      1,357,000      10,839,000
Proceeds from exercise of stock options ...............          2,000          45,000
Repurchase and retirement of common stock .............       (188,000)        (51,000)
Cash dividends paid ...................................       (710,000)       (615,000)
                                                          ------------    ------------
Net cash provided by financing activities .............        461,000      10,218,000
                                                          ------------    ------------
Net decrease in cash and cash equivalents .............     (8,632,000)     (1,670,000)
Cash and cash equivalents, beginning of period ........     57,430,000      54,284,000
                                                          ------------    ------------
Cash and cash equivalents, end of period ..............   $ 48,798,000    $ 52,614,000
                                                          ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Unrealized losses on available-for-sale securities        $ (1,355,000)   $  (878,000)


     The Corporation made interest payments of $2,102,000 and $2,089,000 and income tax payments of $46,000 and $306,000 during the three months ended March 31, 1997 and 1996, respectively.

*Reclassified to conform with the current period's presentation

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             4
               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                 MARCH 31, 1997
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

         The consolidated financial information included herein as of and for the periods ended March 31, 1997 and 1996 is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1996 consolidated balance sheet was derived from the Company's December 31, 1996 audited consolidated financial statements.

2. DEPOSIT ACCOUNTS

      Beginning in the first quarter of 1997, the Bank established a noninterest-bearing sweep account for each commercial checking account. Although the sweep accounts are savings accounts, they are included in checking deposits in the accompanying consolidated balance sheet. The sweep accounts were established to reduce the reserves the Bank is required to maintain against deposits and thereby increase funds available for investment.

3.  SUBSEQUENT EVENT

         At the annual meeting of stockholders held April 15, 1997, the Corporation's stockholders approved an amendment of the certificate of incorporation to increase the number of authorized shares of common stock from 5 million shares to 20 million shares. The primary purpose of the increase was to insure that sufficient shares are available for the distribution to stockholders in the event that the Corporation's Board of Directors authorizes future stock dividends or stock splits.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation's financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island (the "Bank"). The Corporation's primary service area is Nassau and Suffolk Counties, Long Island.

OVERVIEW

         Net income for the first quarter of 1997 was $1,679,000, or $.79 per share, as compared to $1,659,000, or $.78 per share, for the same quarter in 1996. Return on average total assets (ROA) and average stockholders' equity
(ROE) were 1.55% and 12.53%, respectively, for the first quarter of 1997 as compared to 1.57% and 13.39%, respectively, for the same quarter in 1996. When comparing the first quarter of 1997 to the same quarter in 1996, net interest income after the provision for loan losses increased by $135,000 and noninterest income increased by $78,000. The positive effect of these changes was substantially offset by increases in noninterest expense and income tax expense of $170,000 and $23,000, respectively.

         Total assets and deposits increased modestly during the first quarter of 1997 amounting to $442,681,000 and $385,718,000, respectively, at March 31, 1997 as compared to $440,902,000 and $384,361,000, respectively, at December 31, 1996. During the same time period, capital before unrealized gains or losses on available-for-sale securities grew by $1,493,000, or 11.1% on an annualized basis. The Corporation's capital ratios continue to be substantially in excess of current regulatory requirements and liquidity continues to be strong.

NET INTEREST INCOME

         The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.


                                                                Three Months Ended March 31,
                                        ------------------------------------------------------------------------
                                                          1997                                 1996
                                        ------------------------------------ -----------------------------------
                                         Average                 Average      Average                 Average
                                         Balance     Interest       Rate       Balance    Interest      Rate
                                        -----------  ---------- ------------- ----------- ---------- ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold                       $   34,547  $      449        5.27%  $   28,812  $      383       5.35%
Investment Securities
  Taxable                                   185,312       2,896        6.34      180,706       2,856       6.36
  Nontaxable (1)                             42,876         745        6.95       41,286         718       6.96
Loans (1)(2)                                152,524       3,381        8.99      146,667       3,325       9.12
                                        -----------  ---------- ------------- ----------- ---------- ------------
Total interest-earning assets               415,259       7,471        7.29      397,471       7,282       7.36
                                                     ---------- -------------             ---------- ------------
Allowance for loan losses                    (3,601)                              (3,603)
                                        -----------                           -----------
Net interest-earning assets                 411,658                              393,868
Cash and due from banks                      17,739                               20,067
Premises and equipment, net                   5,030                                5,105
Other assets                                  6,145                                6,262
                                        -----------                          -----------
                                         $  440,572                            $ 425,302
                                        ===========                          ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Savings and money market deposits        $  222,419       1,692        3.09   $  218,083       1,668       3.08
Time deposits                                39,309         454        4.68       36,238         428       4.75
                                        -----------  ---------- ------------- ----------- ---------- ------------
Total interest-bearing deposits             261,728       2,146        3.33      254,321       2,096       3.31
                                        -----------  ---------- ------------- ----------- ---------- ------------
Checking deposits (3)                       122,287                              118,898
Other liabilities                             2,212                                2,234
                                        -----------                          -----------
                                            386,227                              375,453
Stockholders' equity                         54,345                               49,849
                                        -----------                          -----------
                                         $  440,572                            $ 425,302
                                        ===========                          ===========

Net interest income (1)                              $    5,325                            $   5,186
                                                     ==========                           ==========
Net interest spread (1)                                                3.96%                               4.05%
                                                               =============                        ============
Net yield on interest-earning assets (1)                               5.20%                               5.25%
                                                               =============                        ============

(1)Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first quarters of 1997 and 1996 based on a Federal income tax rate of 34%.
(2)For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3)Includes official check and treasury tax and loan balances.

         Net interest income on a tax-equivalent basis increased by $139,000, or 2.7%, from $5,186,000 for the three months ended March 31, 1996 to $5,325,000 for the comparable period in 1997. The increase is primarily attributable to an increase in the average volume of interest-earning assets. The positive effect of this factor was partially offset by an increase in the average volume of interest-bearing deposit accounts and a 13 basis point decrease in the average rate earned on the Bank's loan portfolio. The decrease in loan yield coupled with a 2 basis point increase in the cost of total deposits are the primary reasons why net interest spread and yield decreased from 4.05% and 5.25%, respectively, for the first quarter of 1996 to 3.96% and 5.20%, respectively, for the same quarter in 1997.

         INCREASE IN AVERAGE VOLUME OF INTEREST-EARNING ASSETS AND INTEREST-BEARING DEPOSITS. Total average interest-earning assets increased by $17,788,000, or 4.5%, from $397,471,000 for the three months ended March 31, 1996 to $415,259,000 for the comparable period in 1997. During the same time period, total average interest-bearing deposits increased by $7,407,000, or 2.9%, from $254,321,000 to $261,728,000. The increase in interest-earning assets caused interest earned to increase by approximately $307,000 while the increase in interest-bearing liabilities caused interest paid to increase by approximately $69,000, the combined effect of which resulted in an increase in net interest income of $238,000.

         While the increase in interest-earning assets was partially funded by the increase in interest-bearing deposits, the remainder was funded by increases in average checking deposits and capital of $3,389,000 and $4,496,000, respectively, and a reduction in average cash and due from banks of $2,328,000.

         The increase in both interest-bearing deposits and checking deposits is believed to be largely attributable to the Bank's attention to customer service as well as calling programs and competitive pricing. It should be noted that although the amount of solicited commercial checking balances has been reasonably good for the past twelve months, the overall growth in checking balances has been relatively modest when comparing the first quarters of 1996 and 1997. The increase in capital is attributable to the retention of net income and, to a much lesser extent, the exercise of employee stock options. The effect of these items was partially offset by the payment of semi-annual cash dividends and repurchase and retirement of common stock under the Corporation's stock repurchase program. As more fully described in Note 2 to the consolidated financial statements, the decrease in average cash and due from banks is partially attributable to a reduction in reserve balances maintained with the Federal Reserve Bank caused by the implementation of commercial checking and Advantage Checking sweep accounts.

         When comparing the first quarter of 1997 to the same quarter in 1996, the percentage of average interest-earning assets represented by federal funds sold increased from 7.2% to 8.3% while the percentage represented by taxable investment securities decreased from 45.5% to 44.6%. The percentage of interest-earning assets represented by nontaxable investment securities and loans remained relatively consistent representing 10.4% and 36.9%, respectively, for the first quarter of 1996 versus 10.3% and 36.7%, respectively, for the same quarter in 1997. The change in the percentage of average interest-earning assets represented by federal funds sold and taxable investment securities did not have a significant impact on net interest income.

         DECREASE IN YIELD ON LOAN PORTFOLIO. The yield on the Bank's loan portfolio decreased by 13 basis points when comparing the first quarter of 1997 to the same quarter in 1996. This decrease, which is largely attributable to a 25 basis point decrease in the Bank's prime lending rate in February 1996, caused interest earned on the loan portfolio to decrease by approximately $47,000.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses was $3,603,000 at March 31, 1997 as compared to $3,600,000 at December 31, 1996, representing 2.3% and 2.4% of total loans, respectively, and 436.2% and 546.3% of nonaccruing loans, respectively. The change in the allowance during the first quarter of 1997 is due to recoveries of $8,000 and chargeoffs of $5,000.

         The allowance for loan losses is an amount that management currently believes will be adequate to absorb possible future losses on existing loans. The provision charged to operations, if any, and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider a variety of factors including, but not limited to, historical losses; a borrower's ability to repay; the value of any related collateral; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks.

         No provision for loan losses was deemed necessary for the first quarter of 1997. The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent 78.1% of total loans outstanding at March 31, 1997.

 ASSET QUALITY

         The Company has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. As shown in the table that follows, the total level of risk elements has not changed materially since December 31, 1996.

                                                        March 31,  December 31,
                                                          1997         1996
                                                          ----       ------
                                                        (DOLLARS IN THOUSANDS)

Nonaccruing loans .................................       $826       $  659
Foreclosed real estate ............................        --           --
                                                          ----       ------
Total nonperforming assets ........................        826          659
Troubled debt restructurings ......................        843          876
Loans past due 90 days or more as to
principal or interest payments and still accruing (1)      225           31
                                                          ----       ------
Total risk elements ...............................   $   1,894    $  1,566
                                                          ====       ======

Nonaccruing loans as a percentage of total loans ..       0.54%       0.43%
                                                          ====       ======
Nonperforming assets as a percentage of total loans
and foreclosed real estate ........................       0.54%       0.43%
                                                          ====       ======
Risk elements as a percentage of total loans and
foreclosed real estate ............................       1.23%       1.03%
                                                          ====       ======

(1) Includes a $199,000 loan which was restructured in April 1997.

NONINTEREST INCOME, NONINTEREST EXPENSE, AND INCOME TAXES

         Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Noninterest income increased by $78,000, or 8.1%, from $962,000 for the first quarter of 1996 to $1,040,000 for the same quarter in 1997. The increase is primarily attributable to an increase in the volume of overdraft checks and resulting return check charges and an increase in fees earned on estate accounts. Service charge pricing adjustments, if any, during 1997 will be very limited.

         Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $170,000, or 5.0%, from $3,399,000 for the first quarter of 1996 to $3,569,000 for the same quarter in 1997. The increase is primarily attributable to increases in salaries and stock appreciation rights expense of $87,000 and $43,000, respectively. The increase in salaries is primarily attributable to normal annual salary increases while the increase in stock appreciation rights expense is attributable to the fact that the Corporation's stock appreciated more during the first quarter of 1997 than the same quarter in 1996.

         Income tax expense as a percentage of book income was 33.7% and 33.4% for the first quarters of 1997 and 1996, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state and local income taxes and tax-exempt interest on municipal securities.

CAPITAL

         The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 33.9%, 32.6% and 12.6%, respectively, at March 31, 1997 substantially exceed the requirements for a well capitalized bank.

         Total stockholders' equity increased by $585,000, or 4.3% on an annualized basis, from $54,169,000 at December 31, 1996 to $54,754,000 at March 31, 1997. The increase in stockholders' equity is attributable to the combined effect of net income of $1,679,000, unrealized losses on available-for-sale securities of $908,000, proceeds from the exercise of stock options of $2,000, and repurchases of common stock amounting to $188,000.

         As more fully described in Note 3 to the Consolidated Financial Statements, on April 15, 1997 the Corporation's stockholders approved an increase in the number of authorized shares of common stock from 5 million to 20 million shares.

CASH FLOWS AND LIQUIDITY

         CASH FLOWS. During the three months ended March 31, 1997, cash and cash equivalents decreased by $8,632,000. This decrease, along with $1,809,000 in cash provided by operations and $1,357,000 in cash provided by deposit growth, was used to fund growth in the investment securities portfolio of $9,241,000, growth in the loan portfolio of $1,584,000, cash dividends of $710,000, repurchases of common stock under the Corporation's stock repurchase program amounting to $188,000 and capital expenditures of $77,000.

         As reflected in the accompanying consolidated balance sheet, the $1,357,000 growth in deposits is comprised of an increase in total interest-bearing deposits of $2,999,000 and a decrease in checking deposits of $1,642,000. The decrease in checking deposits is believed to be somewhat attributable to a seasonal trend.

         The $1,584,000 increase in total loans during the first quarter of 1997 is primarily attributable to an increase in commercial and industrial loans of $1,888,000 as offset by decreases in loans secured by real estate and consumer loans of $269,000 and $782,000, respectively. The decrease in loans secured by real estate is primarily attributable to a decrease in commercial mortgage loans of $467,000. Loans secured by real estate have historically accounted for a major portion of the loan portfolio and represent 78.1% of the total portfolio at March 31, 1997. The decrease in consumer loans is primarily attributable to the bulk sale of student loans that had moved from in-school to repayment status. Management currently expects to make similar sales in the future as additional student loans enter repayment status.

         Accrued expenses and other liabilities decreased from $2,372,000 at December 31, 1996 to $1,402,000 at March 31, 1997. The decrease is primarily attributable to the payment of cash dividends and incentive compensation and contributions to the Bank's profit sharing plan, all of which were accrued at December 31, 1996.

         As noted above, capital expenditures for the first quarter of 1997 were $77,000. Budgeted expenditures for the full year are $1,100,000 and management currently expects that actual expenditures will be within the budgeted amount. Capital expenditures are intended to cover the cost of establishing new branches, improving existing facilities, and replacing or upgrading furniture and equipment. Management is actively searching for favorable locations at which to establish new branches, particularly of the commercial banking unit configuration.

         LIQUIDITY. The Corporation's primary sources of liquidity are its overnight position in federal funds sold, its short-term investment securities portfolio which consists of securities purchased to mature within approximately one year, maturities and monthly payments on the balance of the investment securities portfolio, and investment securities designated as available-for-sale. At March 31, 1997, the Corporation had $31,500,000 in federal funds sales, a short-term securities portfolio of $20,136,000, and available-for-sale securities of $80,113,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings and money market accounts. Such accounts comprised 89.8% of total deposits at March 31, 1997, while time deposits of $100,000 and over and other time deposits comprised only 4.2% and 7.0%, respectively. The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

INTEREST RATE SENSITIVITY

         The Corporation's net interest income is affected by changes in market interest rates. The Corporation's sensitivity to interest rate fluctuations has not changed materially since December 31, 1996.

NEW ACCOUNTING PRONOUNCEMENTS

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

PART II. OTHER INFORMATION

ITEM  1. NONE

ITEMS 2. NONE

ITEMS 3. NONE

ITEM 4.  NONE

ITEM 5.  NONE

ITEM 6. (a)    EXHIBITS: Exhibit 27 - Financial Data Schedule
                                      is submitted herewith.
        (b)    REPORTS ON FORM 8-K - NONE

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                  THE FIRST OF LONG ISLAND CORPORATION
                                  (Registrant)

DATE: MAY 14, 1997                /S/ J. WILLIAM JOHNSON
     --------------               ------------------------------
                                   J. WILLIAM JOHNSON, PRESIDENT
                                   (principal executive officer)


                                  /S/ MARK D. CURTIS
                                  ------------------------------
                                  MARK D. CURTIS
                                  VICE PRESIDENT AND TREASURER
                                  (principal financial and accounting officer)