Form 10-Q
period 1997-06-30
FIRST OF LONG ISLAND CORP
filed 1997-08-13
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                           -----------------

                               FORM 10-Q
(Mark One)
---
 X
---
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  JUNE 30, 1997

                                   OR

---

---
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________to_________________


                     Commission file number 0-12220


                  THE FIRST OF LONG ISLAND CORPORATION
------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)


NEW YORK                                           11-2672906
------------------------------------------------------------------------
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)


10 GLEN HEAD ROAD, GLEN HEAD, NEW YORK                            11545
------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code (516) 671-4900

                             Not Applicable
------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since
                             Last Report.)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  Yes    X   No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                               OUTSTANDING AT AUGUST 7, 1997
-----                               -----------------------------
Common stock, par value                      2,069,649
  $.10 per share


EXHIBIT INDEX FOUND ON PAGE 15





Total Number of Pages, Including Cover Page - 23

                      THE FIRST OF LONG ISLAND CORPORATION
                                  JUNE 30, 1997
                                      INDEX


PART I.    FINANCIAL INFORMATION                                      PAGE NO.

ITEM 1.    CONSOLIDATED BALANCE SHEETS
           JUNE 30, 1997 AND DECEMBER 31, 1996                            1

           CONSOLIDATED STATEMENTS OF INCOME
           SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996              2

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 1997 AND 1996                        3

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                5-12

PART II.   OTHER INFORMATION                                             13

SIGNATURES                                                               14

EXHIBIT INDEX                                                            15


----------------------------------------------------------------------------------------------
CONSOLIDATED                                            THE FIRST OF LONG ISLAND CORPORATION
BALANCE SHEETS                                                       AND SUBSIDIARY
----------------------------------------------------------------------------------------------

                                                                     JUNE 30,      December 31,
                                                                       1997           1996*
                                                                  ------------    ------------
ASSETS:
Cash and due from banks .......................................   $ 14,974,000    $ 18,930,000
Federal funds sold ............................................     52,500,000      38,500,000
                                                                  ------------    ------------
Cash and cash equivalents .....................................     67,474,000      57,430,000
                                                                  ------------    ------------

Investment securities:
Held-to-maturity, at amortized cost (approximate fair
value of $173,293,000 and $142,095,000) .......................    173,440,000     141,850,000
Available-for-sale, at fair value (amortized cost
of $53,094,000 and $79,964,000) ...............................     53,224,000      80,417,000
                                                                  ------------    ------------
                                                                   226,664,000     222,267,000
                                                                  ------------    ------------
Loans:
Commercial and industrial .....................................     25,202,000      23,345,000
Secured by real estate ........................................    122,234,000     120,782,000
Consumer ......................................................      7,397,000       8,999,000
Other .........................................................        422,000         396,000
                                                                  ------------    ------------
                                                                   155,255,000     153,522,000
Less: Unearned income .........................................       (861,000)       (840,000)
                                                                  ------------    ------------
                                                                   154,394,000     152,682,000
Allowance for loan losses .....................................     (3,596,000)     (3,600,000)
                                                                  ------------    ------------
                                                                   150,798,000     149,082,000
                                                                  ------------    ------------
Bank premises and equipment ...................................      4,902,000       5,044,000
Prepaid income taxes ..........................................        226,000           1,000
Deferred income tax benefits ..................................        942,000         897,000
Other assets ..................................................      6,143,000       6,182,000
                                                                  ------------    ------------
                                                                  $457,149,000    $440,903,000
                                                                  ============    ============
LIABILITIES:
Deposits:
Checking ......................................................   $133,232,000    $123,160,000
Savings and money market ......................................    225,844,000     222,892,000
Time, other ...................................................     27,853,000      26,509,000
Time, $100,000 and over .......................................     11,721,000      11,800,000
                                                                  ------------    ------------
                                                                   398,650,000     384,361,000

Accrued expenses and other liabilities ........................      2,198,000       2,373,000
                                                                  ------------    ------------
                                                                   400,848,000     386,734,000
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 2,084,366 and 2,088,784 shares ........        208,000         209,000
Surplus .......................................................      6,434,000       6,924,000
Retained earnings .............................................     49,572,000      46,733,000
                                                                  ------------    ------------
                                                                    56,214,000      53,866,000
Unrealized gains on available-for-sale securities .............         87,000         303,000
                                                                  ------------    ------------
                                                                    56,301,000      54,169,000
                                                                  ------------    ------------
                                                                  $457,149,000    $440,903,000
                                                                  ============    ============

*Reclassified to conform with the current period's presentation

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------------------------
CONSOLIDATED                                    THE FIRST OF LONG ISLAND CORPORATION
STATEMENTS OF INCOME                                        AND SUBSIDIARY
-------------------------------------------------------------------------------------------------

                                        Six Months Ended June 30,     Three Months Ended June 30,
                                        ---------------------------   ---------------------------
                                              1997           1996          1997          1996
                                        ------------    -----------   -----------    ----------
INTEREST INCOME:
Loans ...............................   $  6,755,000    $ 6,675,000   $ 3,385,000    $3,364,000
Investment securities:
Taxable .............................      5,829,000      5,685,000     2,933,000     2,829,000
Nontaxable ..........................        993,000        960,000       500,000       487,000
Federal funds sold ..................      1,047,000        811,000       598,000       428,000
                                        ------------    -----------   -----------    ----------
                                          14,624,000     14,131,000     7,416,000     7,108,000
                                        ------------    -----------   -----------    ----------
INTEREST EXPENSE:
Savings and money market deposits ...      3,484,000      3,369,000     1,792,000     1,701,000
Time deposits .......................        911,000        830,000       457,000       402,000
                                        ------------    -----------   -----------    ----------
                                           4,395,000      4,199,000     2,249,000     2,103,000
                                        ------------    -----------   -----------    ----------
Net interest income .................     10,229,000      9,932,000     5,167,000     5,005,000
PROVISION FOR LOAN LOSSES (CREDIT) ..       (100,000)          --        (100,000)         --
                                        ------------    -----------   -----------    ----------
Net interest income after provision
for loan losses .....................     10,329,000      9,932,000     5,267,000     5,005,000
                                        ------------    -----------   -----------    ----------

NONINTEREST INCOME:
Trust Department income .............        582,000        569,000       269,000       300,000
Service charges on deposit accounts .      1,260,000      1,181,000       633,000       592,000
Other ...............................        191,000        183,000        91,000        79,000
                                        ------------    -----------   -----------    ----------
                                           2,033,000      1,933,000       993,000       971,000
                                        ------------    -----------   -----------    ----------
NONINTEREST EXPENSE:
Salaries ............................      3,277,000      3,133,000     1,643,000     1,586,000
Employee benefits ...................      1,293,000      1,171,000       619,000       594,000
Occupancy and equipment expense .....        926,000        981,000       456,000       480,000
Other operating expenses ............      1,577,000      1,574,000       786,000       800,000
                                        ------------    -----------   -----------    ----------
                                           7,073,000      6,859,000     3,504,000     3,460,000
                                        ------------    -----------   -----------    ----------
Income before income taxes ..........      5,289,000      5,006,000     2,756,000     2,516,000
INCOME TAX EXPENSE ..................      1,741,000      1,678,000       887,000       847,000
                                        ------------    -----------   -----------    ----------
NET INCOME ..........................   $  3,548,000    $ 3,328,000   $ 1,869,000    $1,669,000
                                        ============    ===========   ===========    ==========
Weighted average number of common and
common equivalent shares outstanding       2,130,665      2,134,767     2,130,836     2,135,930
                                        ============    ===========   ===========    ==========
EARNINGS PER SHARE ..................   $       1.67    $      1.56   $       .88    $      .78
                                        ============    ===========   ===========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS                                            THE FIRST OF LONG ISLAND CORPORATION
OF CASH FLOWS                                                                  AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------------------------

                                                                          Six Months Ended June 30,
                                                                         ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents                              1997            1996*
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................   $  3,548,000    $  3,328,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses (credit) ...................................       (100,000)           --
Provision for deferred income taxes ..................................         61,000            --
Depreciation and amortization ........................................        295,000         315,000
Premium amortization (discount accretion) on investment
securities, net ......................................................       (498,000)       (684,000)
Increase in prepaid income taxes .....................................        (51,000)           --
Decrease (increase) in other assets ..................................         39,000        (626,000)
Increase (decrease) in accrued expenses and other liabilities ........       (173,000)         38,000
Decrease in income taxes payable .....................................           --          (141,000)
                                                                         ------------    ------------
Net cash provided by operating activities ............................      3,121,000       2,230,000
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of
investment securities:
Held-to-maturity .....................................................     26,481,000      32,229,000
Available-for-sale ...................................................      1,590,000       2,700,000
Purchase of investment securities:
Held-to-maturity .....................................................    (28,578,000)    (17,694,000)
Available-for-sale ...................................................     (3,715,000)    (16,458,000)
Net increase in loans to customers ...................................     (1,616,000)     (6,838,000)
Purchases of bank premises and equipment .............................       (153,000)       (267,000)
                                                                         ------------    ------------
Net cash used in investing activities ................................     (5,991,000)     (6,328,000)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in total deposits .......................................     14,289,000       6,848,000
Proceeds from exercise of stock options ..............................        330,000         143,000
Repurchase and retirement of common stock ............................       (995,000)       (352,000)
Cash dividends paid ..................................................       (710,000)       (615,000)
                                                                         ------------    ------------
Net cash provided by financing activities ............................     12,914,000       6,024,000
                                                                         ------------    ------------
Net increase in cash and cash equivalents ............................     10,044,000       1,926,000
Cash and cash equivalents, beginning of period .......................     57,430,000      54,284,000
                                                                         ============    ============
Cash and cash equivalents, end of period .............................   $ 67,474,000    $ 56,210,000
                                                                         ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH:
INVESTING ACTIVITIES
Unrealized losses on available-for-sale securities ...................   $    323,000    $  1,915,000
Transfer of available-for-sale securities to held-to maturity category     28,886,000            --
FINANCING ACTIVITIES
Cash dividends payable ...............................................        709,000         627,000
Tax benefit from exercise of employee stock options ..................        174,000


     The Corporation made interest payments of $4,382,000 and $4,213,000 and income tax payments of $1,731,000 and $1,819,000 during the six months ended June 30, 1997 and 1996, respectively.

*Reclassified to conform with the current period's presentation

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                  JUNE 30, 1997
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

         The consolidated financial information included herein as of and for the periods ended June 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1996 consolidated balance sheet was derived from the Company's December 31, 1996 audited consolidated financial statements.

2. DEPOSIT ACCOUNTS

      Beginning in the first quarter of 1997, the Bank established a noninterest-bearing sweep account for each commercial checking account. Although the sweep accounts are savings accounts, they are included in checking deposits in the accompanying consolidated balance sheet. The sweep accounts were established to reduce the reserves the Bank is required to maintain against deposits and thereby increase funds available for investment. While the Federal Reserve Bank currently permits banks to reduce required reserves through the maintenance of sweep accounts, there is no assurance that such activities will be permitted in the future.

3.  STOCKHOLDERS' EQUITY

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

4. SUBSEQUENT EVENTS

         On July 15, 1997, the Corporation's Board of Directors approved an additional stock repurchase plan which authorizes the Corporation to repurchase up to 20,000 shares of common stock in market or private transactions. The approval of this plan represents a continuation of similar programs that have been approved in the past. The stock purchases will be financed through available corporation cash. At the date of approval, there were 8,603 shares available to be purchased under prior programs.

         On July 29, 1997, the Corporation purchased 15,000 shares of its own common stock at a price of $45.375, for total consideration of $680,625. After this transaction, there are 13,603 shares available to be purchased under the July 1997 program.

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

OVERVIEW

     Net income for the first six months of 1997 was $3,548,000, or $1.67 per share, as compared to $3,328,000, or $1.56 per share, for the like period in 1996. Return on average total assets (ROA) and average stockholders' equity
(ROE) were 1.60% and 13.06%, respectively, for the first six months of 1997 as compared to 1.56% and 13.35%, respectively, for the like period in 1996. When comparing the first half of 1997 to the same period in 1996, net interest income increased by $297,000, the provision for loan losses decreased by $100,000 ($100,000 credit provision for the six months ended June 30, 1997 versus no provision for the like period in 1996), noninterest income increased by $100,000, and occupancy, equipment and other operating expenses decreased by $52,000. The positive effect of these changes was partially offset by increases in personnel costs and income tax expense of $266,000 and $63,000, respectively.

         The increase in net interest income is largely attributable to growth in checking balances and stockholders' equity as well as the implementation of commercial checking and Advantage Checking (formerly NOW) sweep accounts. The credit provision for loan losses resulted from a recovery on a charged off loan.

         Total assets and deposits increased modestly during the first half of 1997 amounting to $457,149,000 and $398,650,000, respectively, at June 30, 1997 as compared to $440,903,000 and $384,361,000, respectively, at December 31, 1996. During the same time period, capital before unrealized gains on available-for-sale securities grew by $2,348,000, or 8.8% on an annualized basis. The Corporation's capital ratios continue to be substantially in excess of current regulatory requirements and liquidity continues to be strong.

NET INTEREST INCOME

         The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.


                                                                               Six Months Ended June 30,
                                           -------------------------------------------------------------------------------
                                                               1997                                         1996
                                           ------------------------------------------  -----------------------------------
                                             Average                      Average         Average                 Average
                                             Balance         Interest       Rate          Balance      Interest     Rate
                                           --------------  -------------  ---------  ------------- ------------  ---------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold and commercial paper       $   39,307      $   1,047      5.37%     $   31,174   $      811      5.23%
Investment Securities
  Taxable                                        185,632          5,829      6.33         180,175        5,685      6.35
  Nontaxable (1)                                  43,092          1,505      6.99          41,880        1,455      6.95
Loans (1)(2)                                     153,058          6,788      8.94         148,587        6,716      9.09
                                           --------------  -------------  ---------  ------------- ------------  ---------
Total interest-earning assets                    421,089         15,169      7.26         401,816       14,667      7.34
                                                           -------------  ---------                ------------  ---------
Allowance for loan losses                         (3,603)                                  (3,606)
                                           --------------                            -------------
Net interest-earning assets                      417,486                                  398,210
Cash and due from banks                           17,327                                   20,237
Premises and equipment, net                        4,987                                    5,085
Other assets                                       6,345                                    6,333
                                           --------------                            -------------
                                               $ 446,145                                $ 429,865
                                           ==============                            =============

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Savings and money market deposits              $ 224,034          3,484      3.14       $ 221,504        3,369      3.06
Time deposits                                     39,058            911      4.70          35,994          830      4.64
                                           --------------  -------------  ---------  ------------- ------------  ---------
Total interest-bearing deposits                  263,092          4,395      3.37         257,498        4,199      3.28
                                           --------------  -------------  ---------  ------------- ------------  ---------
Checking deposits (3)                            125,869                                  120,033
Other liabilities                                  2,403                                    2,196
                                           --------------                            -------------
                                                 391,364                                  379,727
Stockholders' equity                              54,781                                   50,138
                                           --------------                            -------------
                                               $ 446,145                                $ 429,865
                                           ==============                            =============

Net interest income (1)                                        $ 10,774                               $ 10,468
                                                           =============                           ============
Net interest spread (1)                                                      3.89%                                   4.06%
                                                                          =========                              =========
Net yield on interest-earning assets (1)                                     5.16%                                   5.24%
                                                                          =========                              =========



(1)Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first six months of 1997 and 1996 based on a Federal income tax rate of 34%.
(2)For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3)Includes official check and treasury tax and loan balances.

         Net interest income on a tax-equivalent basis increased by $306,000, or 2.9%, from $10,468,000 for the six months ended June 30, 1996 to $10,774,000 for the comparable period in 1997. The increase is primarily attributable to an increase in the average volume of interest-earning assets. The positive effect of this factor was partially offset by an increase in the average volume of interest-bearing deposit accounts, a 15 basis point decrease in the average rate earned on the Bank's loan portfolio, and a 9 basis point increase in the average rate paid on savings and money market deposits. The decrease in loan yield coupled with the increase in the average rate paid on savings and money market deposits are the primary reasons why net interest spread and yield decreased from 4.06% and 5.24%, respectively, for the first half of 1996 to 3.89% and 5.16%, respectively, for the same period in 1997.

         INCREASE IN AVERAGE VOLUME OF INTEREST-EARNING ASSETS AND INTEREST-BEARING DEPOSITS. Total average interest-earning assets increased by $19,273,000, or 4.8%, from $401,816,000 for the six months ended June 30, 1996 to $421,089,000 for the
comparable period in 1997. During the same time period, total average interest-bearing deposits increased by $5,594,000, or 2.2%, from $257,498,000 to $263,092,000. The increase in interest-earning assets caused interest earned to increase by approximately $593,000 while the increase in interest-bearing liabilities caused interest paid to increase by approximately $97,000, the combined effect of which resulted in an increase in net interest income of $496,000.

         While the increase in interest-earning assets was partially funded by the increase in interest-bearing deposits, the remainder was primarily funded by increases in average checking deposits and capital of $5,836,000 and $4,643,000, respectively, and a reduction in average cash and due from banks of $2,910,000. At June 30, 1997, checking deposits account for 33.4% of the Bank's total deposits. Maintenance and growth of checking deposits has historically been the Corporation's most important strategy for maintaining and increasing profitability. The current competitive pressure in the marketplace for businesses to earn interest on excess checking balances could adversely affect the Corporation's future results of operations.

         The increase in both interest-bearing deposits and checking deposits is believed to be largely attributable to the Bank's attention to customer service as well as calling programs and competitive pricing. The increase in capital is attributable to the retention of net income and the exercise of employee stock options, as partially offset by the purchase and retirement of common stock under the Corporation's stock repurchase program and the payment of semi-annual cash dividends. As more fully described in Note 2 to the consolidated financial statements, the decrease in average cash and due from banks is partially attributable to a reduction in reserve balances maintained with the Federal Reserve Bank caused by the implementation of commercial checking and Advantage Checking (formerly NOW) sweep accounts.

         When comparing the first six months of 1997 to the like period in 1996, there was no significant change in the mix of interest-earning assets or interest-bearing liabilities.

         DECREASE IN YIELD ON LOAN PORTFOLIO. The yield on the Bank's loan portfolio decreased by 15 basis points when comparing the first six months of 1997 to the same period in 1996. This decrease is largely attributable to somewhat lower yields on both commercial and residential mortgage loans.

         INCREASE IN AVERAGE RATE PAID ON SAVINGS AND MONEY MARKET DEPOSITS. The average rate paid on savings and money market accounts increased by 9 basis points when comparing the first six months of 1997 to the same period in 1996. This increase is attributable to increases in the rates paid by the Bank on its money market products in response to market conditions.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses was $3,596,000 at June 30, 1997 as compared to $3,600,000 at December 31, 1996, representing 2.3% and 2.4% of total loans, respectively, and 556.7% and 546.3% of nonaccruing loans, respectively. The change in the allowance during the first six months of 1997 is due to recoveries of $123,000, chargeoffs of $27,000 and a $100,000 credit in the provision for loan losses.

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

         In the second quarter of 1997, the Bank sold a nonaccruing loan for $104,000 more than its carrying value. This excess was credited to the allowance for loan losses as a partial recovery of prior chargeoffs. The recovery increased the level of the allowance for loan losses beyond what management currently deems necessary to absorb possible future losses on existing loans. As a result, management reduced the level of the allowance by $100,000 with an offsetting credit to the provision for loan losses.

         The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Although the Bank considers environmental impairment in processing requests for mortgage loans, impairment may go undetected or occur in the future. Impairment of collateral properties could affect Bank's ability to fully realize its investment in the related loans. Loans secured by real estate represent 79.2% of total loans outstanding at June 30, 1997.

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

                                                           June 30,    Dec 31,
                                                              1997      1996
                                                             ------    ------
                                                          (DOLLARS IN THOUSANDS)

Nonaccruing loans .......................................... $  646    $  659
Foreclosed real estate .....................................   --        --
                                                             ------    ------
Total nonperforming assets .................................    646       659
Troubled debt restructurings ...............................    810       876
Loans past due 90 days or more as to
principal or interest payments and still accruing ..........     11        31
                                                             ------    ------
Total risk elements ........................................ $1,467    $1,566
                                                             ======    ======

Nonaccruing loans as a percentage of total loans ...........    .42%      .43%
                                                             ======    ======
Nonperforming assets as a percentage of total loans
and foreclosed real estate .................................    .42%      .43%
                                                             ======    ======
Risk elements as a percentage of total loans and
foreclosed real estate .....................................    .95%     1.03%
                                                             ======    ======


NONINTEREST INCOME, NONINTEREST EXPENSE, AND INCOME TAXES

         Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Noninterest income increased by $100,000, or 5.2%, from $1,933,000 for the first six months of 1996 to $2,033,000 for the same period in 1997. The increase is primarily attributable to an increase in the volume of overdraft checks and resulting charges.

         Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $214,000, or 3.1%, from $6,859,000 for the first six months of 1996 to $7,073,000 for the same period in 1997. The increase is primarily attributable to increases in salaries and employee benefits expense of $144,000 and $122,000, respectively. The negative impact of these increases was partially offset by a decrease in occupancy and equipment expense of $55,000. The increase in salaries is primarily attributable to normal annual salary increases.

         Income tax expense as a percentage of book income was 32.9% and 33.5% for the six months ended June 30, 1997 and 1996, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities.

RESULTS OF  OPERATIONS  - THREE MONTHS ENDED JUNE 30, 1997 VERSUS
THREE MONTHS ENDED JUNE 30, 1996

     Net income for the second quarter of 1997 was $1,869,000, or $.88 per share, as compared to $1,669,000, or $.78 per share, for the same quarter in 1996. When comparing the second quarter of 1997 to the same quarter in 1996, net interest income increased by $162,000, the provision for loan losses decreased by $100,000 ($100,000 credit provision for the three months ended June 30, 1997 versus no provision for the like period in 1996), and noninterest income increased by $22,000. The positive effect of these changes was partially offset by increases in noninterest expense and income tax expense of $44,000 and $40,000, respectively.

     NET INTEREST INCOME. The reasons for the increase in net interest income are the same as those discussed above with respect to the six month periods.

     PROVISION FOR LOAN LOSSES. The reason for the decrease in the provision for loan losses is the same as that discussed above with regard to the six month periods.

     NONINTEREST INCOME. The reason for the increase in noninterest income is the same as that discussed above with regard to the six month periods.

         NONINTEREST EXPENSE. The reasons for the increase in employee benefits expense are the same as those discussed above with regard to the six month periods. However, the increase for the quarter is considerably less than half the increase for the entire six month period because the quarter includes an offsetting decrease in stock appreciation rights expense of $45,000.

CAPITAL

         The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 33.67%, 32.40% and 12.43%, respectively, at June 30, 1997 substantially exceed the requirements for a well capitalized bank.

         Total stockholders' equity increased by $2,132,000, or 3.9%, from $54,169,000 at December 31, 1996 to $56,301,000 at June 30, 1997. The increase in stockholders' equity is attributable to the combined effect of net income of $3,548,000, proceeds from the exercise of employee stock options of $330,000, income tax benefits resulting from the exercise of certain employee stock options of $174,000, repurchases of common stock amounting to $995,000, cash dividends declared of $709,000, and unrealized losses on available-for-sale securities of $216,000.

         As more fully described in Note 3 to the Consolidated Financial Statements, on April 15, 1997 the Corporation's stockholders approved an increase in the number of authorized shares of common stock from 5 million to 20 million shares.

         In addition, as disclosed in Note 4 to the consolidated financial statements, on July 15, 1997 the Corporation's Board of Directors approved an additional stock repurchase plan which authorizes the Corporation to repurchase up to 20,000 shares of common stock in market or private transactions. On July 29, 1997, the Corporation purchased 15,000 shares of its own common stock at a price of $45.375, for total consideration of $680,625.

CASH FLOWS AND LIQUIDITY

         CASH FLOWS. During the six months ended June 30, 1997, total deposits increased by $14,289,000. This increase, along with $3,121,000 in cash provided by operations and $330,000 in proceeds from the exercise of stock options were used to fund increases in investment securities and loans of $4,222,000 and $1,616,000, respectively, repurchases of common stock amounting to $995,000, cash dividends paid of $710,000, capital expenditures of $153,000, and an increase in cash and cash equivalents of $10,044,000.

         As reflected in the accompanying consolidated balance sheet, the $14,289,000 growth in deposits is comprised of increases in checking deposits and total interest-bearing deposits of $10,072,000 and $4,217,000, respectively.

         The $1,616,000 increase in total loans during the first half of 1997 is primarily attributable to increases in commercial and industrial loans and loans secured by real estate of $1,857,000 and $1,452,000, respectively, as offset by a decrease in consumer loans of $1,602,000. The increase in loans secured by real estate is primarily attributable to an increase in loans secured by residential properties of $3,238,000, as offset by a decrease in commercial mortgage loans of $1,691,000. Loans secured by real estate have historically accounted for a major portion of the loan portfolio and represent 79.2% of the total portfolio at June 30, 1997. The decrease in consumer loans is primarily attributable to the bulk sale of student loans that had moved from in-school to repayment status. Management currently expects to make similar sales in the future as additional student loans enter repayment status.

         Management is actively searching for favorable locations at which to establish new branches, particularly of the commercial banking unit configuration. As of June 30, 1997, the Office of the Comptroller of the Currency has approved the establishment of a branch in Rockville Centre, Nassau County, Long Island and a commercial banking unit in Holbrook, Suffolk County, Long Island. Management does not expect the establishment of these locations to have a material impact on the Corporation's financial position or 1997 results of operations.

         LIQUIDITY. The Corporation's primary sources of liquidity are its overnight position in federal funds sold, its short-term investment securities portfolio which consists of securities purchased to mature within approximately one year, maturities and monthly payments on the balance of the investment securities portfolio, and investment securities designated as available-for-sale. At June 30, 1997, the Corporation had $52,500,000 in federal funds sales, a short-term securities portfolio of $15,230,000, and available-for-sale securities of $53,224,000. During the second quarter of 1997, $28,886,000 of investment securities were transferred from the available-for-sale category to the held-to-maturity category. The purpose of the transfer was to reduce the potential negative impact on stockholders' equity of future increases in interest rates. Management believes that this transfer did not have a significant negative impact on the Corporation's liquidity.

         The Corporation's liquidity is enhanced by its stable deposit base, which primarily consists of checking, savings and money market accounts. The total of such accounts comprised 90.1% of total deposits at June 30, 1997, with checking accounting for 33.4% and savings and money market accounting for 56.7%. The remaining 9.9% of the Bank's deposit base at June 30, 1997 was comprised of time deposits of $100,000 and over and other time deposits, with the $100,000 and over component accounting for 2.9% and the other time deposit component accounting for 7.0%.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for Earnings per Share ("EPS") by all entities with publicly held common stock or potential stock. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share", and supersedes or amends related pronouncements.

     SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 15, 1997. Early application is not permitted and SFAS No. 128 requires restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 will not have a material impact on the Corporation.

     In March 1997, the FASB also issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 does not change disclosure requirements for the Corporation.

     In June 1997, the FASB issued Statements of Financial Accounting Standards No's. 130 "Reporting Comprehensive Income" and 131 "Disclosures about Segments of an Enterprise and Related Information". These Statements are effective for fiscal years beginning after December 15, 1997 and restatement of financial statements or information for earlier periods provided for comparative purposes is required. The provisions of these statements will not affect the Corporation's results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 1.           NONE

ITEM 2.           NONE

ITEM 3.           NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of The First of Long Island Corporation (the "Corporation") held April 15, 1997 was called to approve amendment of the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 5 million shares to 20 million shares and to elect four directors to serve for two-year terms and until their successors have been elected and qualified.

         The total number of shares which could have been voted at the annual meeting was 2,087,686. There were 1,632,089 votes cast for the amendment of the Certificate of Incorporation, 111,367 votes cast against, and 19,580 abstentions.

     For the election of directors, each share is entitled to as many votes as there are directors to be elected, and such votes may be cumulated and voted for one nominee or divided among as many different nominees as is desired. If authority to vote for any nominee or nominees is withheld on any proxy, the votes are spread among the remaining nominees. The following table lists the directors elected at the annual meeting and, for each director elected, the number of votes cast for and the number of votes withheld. No other persons were nominated and no other persons received any votes.

-------------------------------------------------------------------------------
                                                       Number of Votes
                                           ------------------------------------
           Directors Elected At
              Annual Meeting
                                                Cast For             Withheld
-------------------------------------------------------------------------------
Howard Thomas Hogan, Jr.                        1,718,945             17,274
J. Douglas Maxwell, Jr.                         1,722,410             15,737
John R. Miller III                              1,720,994             15,737
Walter C. Teagle III                            1,826,846             15,737
-------------------------------------------------------------------------------

         The name of each other director whose term of office as a director continued after the annual meeting is as follows:

                                             Term as Director
NAME                                              EXPIRES
----------------------                       ----------------
Paul T. Canarick                                   1998
William J. Catacosinos                             1998
Beverly Ann Gehlmeyer                              1998
J. William Johnson                                 1998

ITEM 5.  NONE
ITEM 6. (a) EXHIBITS   - The following exhibits are submitted herewith:
            Exhibit 3  - Amendment of Certificate of Incorporation
                         dated April 15, 1997
            Exhibit 27 - Financial Data Schedule
        (b) REPORTS ON FORM 8-K - NONE

                                   SIGNATURES


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 THE FIRST OF LONG ISLAND CORPORATION
                                 (Registrant)


DATE: AUGUST 8, 1997             BY /S/ J. WILLIAM JOHNSON
                                 J. WILLIAM JOHNSON,
                                 PRESIDENT
                                 (principal executive officer)


                                 BY /S/ MARK D. CURTIS
                                 MARK D. CURTIS
                                 VICE PRESIDENT AND TREASURER
                                 (principal financial and accounting officer)

                                  EXHIBIT INDEX


                                                               EXHIBIT
                                                               BEGINS ON
                                                               SEQUENTIAL
EXHIBIT      DESCRIPTION                                       PAGE NO.
-------     ------------------------------------------         ----------
     3      Amendment of Certificate of Incorporation
            Dated April 15, 1997                                  16
    27      Financial Data Schedule                               20