Form 10-Q
period 1997-09-30
FIRST OF LONG ISLAND CORP
filed 1997-11-12
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                 -----------------

                                     FORM 10-Q
(Mark One)
-----
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934.

For the quarterly period ended  SEPTEMBER 30, 1997
                                -------------------------------

                                         OR

-----
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934.


For the transition period from __________________________to___________________


                         Commission file number 0-12220
                                                -------


                      THE FIRST OF LONG ISLAND CORPORATION
   --------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              NEW YORK                                11-2672906
   --------------------------------------------------------------------------
      (State or Other Jurisdiction                (I.R.S. Employer
      of Incorporation or Organization)            Identification No.)


    10 GLEN HEAD ROAD, GLEN HEAD, NEW YORK                11545
   --------------------------------------------------------------------------
   (Address of Principal Executive Offices)             (Zip Code)

       Registrant's Telephone Number, Including Area Code (516) 671-4900
                                                           ------------------
                                 Not Applicable
   --------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                             --  --
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                     OUTSTANDING AT NOVEMBER 4, 1997
------------------------                  -------------------------------
Common stock, par value                             2,073,160
   $.10 per share


EXHIBIT INDEX FOUND ON PAGE 15


Total Number of Pages, Including Cover Page - 19

                 THE FIRST OF LONG ISLAND CORPORATION
                          SEPTEMBER 30, 1997
                                INDEX


PART I.  FINANCIAL  INFORMATION                            PAGE  NO.
-------                                                    ---------

ITEM 1.  CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 1997 AND DECEMBER 31, 1996              1

         CONSOLIDATED STATEMENTS OF INCOME
         NINE AND THREE MONTHS ENDED
         SEPTEMBER 30, 1997 AND 1996                           2

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996         3


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS      5-12

PART II. OTHER INFORMATION                                    13
--------

SIGNATURES                                                    14
----------

EXHIBIT INDEX                                                 15
-------------

--------------------------------------------------------------------------------------------------
CONSOLIDATED                                                  THE FIRST OF LONG ISLAND CORPORATION
BALANCE SHEETS                                                            AND SUBSIDIARY
--------------------------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,       December 31,
                                                                        1997              1996*
                                                                  -------------     -------------
ASSETS:
Cash and due from banks .......................................   $  17,384,000     $  18,930,000
Federal funds sold ............................................      60,900,000        38,500,000
                                                                  -------------     -------------
Cash and cash equivalents .....................................      78,284,000        57,430,000
                                                                  -------------     -------------

Investment securities:
Held-to-maturity, at amortized cost (approximate fair
value of $186,185,000 and $142,095,000) .......................     185,045,000       141,850,000
Available-for-sale, at fair value (amortized cost
of $53,291,000 and $79,964,000) ...............................      53,817,000        80,417,000
                                                                  -------------     -------------
                                                                    238,862,000       222,267,000
                                                                  -------------     -------------
Loans:
Commercial and industrial .....................................      24,808,000        23,345,000
Secured by real estate ........................................     121,817,000       120,782,000
Consumer ......................................................       7,228,000         8,999,000
Other .........................................................         282,000           396,000
                                                                  -------------     -------------
                                                                    154,135,000       153,522,000
Less: Unearned income .........................................        (839,000)         (840,000)
                                                                  -------------     -------------
                                                                    153,296,000       152,682,000
Allowance for loan losses .....................................      (3,588,000)       (3,600,000)
                                                                  -------------     -------------
                                                                    149,708,000       149,082,000
                                                                  -------------     -------------
Bank premises and equipment ...................................       4,881,000         5,044,000
Prepaid income taxes ..........................................            --               1,000
Deferred income tax benefits ..................................         686,000           897,000
Other assets ..................................................       6,509,000         6,182,000
                                                                  =============     =============
                                                                  $ 478,930,000     $ 440,903,000
                                                                  =============     =============
LIABILITIES:
Deposits:
Checking ......................................................   $ 141,872,000     $ 123,160,000
Savings and money market ......................................     235,687,000       222,892,000
Time, other ...................................................      27,097,000        26,509,000
Time, $100,000 and over .......................................      14,405,000        11,800,000
                                                                  -------------     -------------
                                                                    419,061,000       384,361,000

Accrued expenses and other liabilities ........................       1,988,000         2,373,000
Income taxes payable ..........................................          40,000              --
                                                                  -------------     -------------
                                                                    421,089,000       386,734,000
                                                                  -------------     -------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 2,069,974 and 2,088,784 shares ........         207,000           209,000
Surplus .......................................................       5,719,000         6,924,000
Retained earnings .............................................      51,604,000        46,733,000
                                                                  -------------     -------------
                                                                     57,530,000        53,866,000
Unrealized gains on available-for-sale securities .............         311,000           303,000
                                                                  -------------     -------------
                                                                     57,841,000        54,169,000
                                                                  -------------     -------------
                                                                  $ 478,930,000     $ 440,903,000
                                                                  =============     =============

*Reclassified to conform with the current period's presentation

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------------------
CONSOLIDATED                                            THE FIRST OF LONG ISLAND CORPORATION
STATEMENTS OF INCOME                                                AND SUBSIDIARY
--------------------------------------------------------------------------------------------

                                             Nine Months Ended          Three Months Ended
                                                September 30,               September 30,
                                             1997            1996        1997         1996
                                         -----------     ----------   ----------  ----------
INTEREST INCOME:
Loans ...............................   $ 10,275,000    $10,028,000  $ 3,520,000  $3,353,000
Investment securities:
Taxable .............................      8,797,000      8,539,000    2,968,000   2,854,000
Nontaxable ..........................      1,538,000      1,435,000      545,000     475,000
Federal funds sold ..................      1,836,000      1,370,000      789,000     559,000
                                         -----------     ----------   ----------  ----------
                                          22,446,000     21,372,000    7,822,000   7,241,000
                                         -----------     ----------   ----------  ----------
INTEREST EXPENSE:
Savings and money market deposits ...      5,365,000      5,100,000    1,881,000   1,731,000
Time deposits .......................      1,406,000      1,264,000      495,000     434,000
                                         -----------     ----------   ----------  ----------
                                           6,771,000      6,364,000    2,376,000   2,165,000
                                         -----------     ----------   ----------  ----------
Net interest income .................     15,675,000     15,008,000    5,446,000   5,076,000
PROVISION FOR LOAN LOSSES (CREDIT) ..       (100,000)          --           --          --
                                         -----------     ----------   ----------  ----------
Net interest income after provision
for loan losses .....................     15,775,000     15,008,000    5,446,000   5,076,000
                                         -----------     ----------   ----------  ----------

NONINTEREST INCOME:
Trust Department income .............        865,000        866,000      283,000     297,000
Service charges on deposit accounts .      1,940,000      1,787,000      680,000     606,000
Other ...............................        331,000        290,000      140,000     107,000
                                         -----------     ----------   ----------  ----------
                                           3,136,000      2,943,000    1,103,000   1,010,000
                                         -----------     ----------   ----------  ----------
NONINTEREST EXPENSE:
Salaries ............................      4,957,000      4,715,000    1,680,000   1,582,000
Employee benefits ...................      1,892,000      1,718,000      599,000     547,000
Occupancy and equipment expense .....      1,390,000      1,454,000      464,000     473,000
Other operating expenses ............      2,354,000      2,310,000      777,000     736,000
                                         -----------     ----------   ----------  ----------
                                          10,593,000     10,197,000    3,520,000   3,338,000
                                         -----------     ----------   ----------  ----------
Income before income taxes ..........      8,318,000      7,754,000    3,029,000   2,748,000
INCOME TAX EXPENSE ..................      2,738,000      2,620,000      997,000     942,000
                                         ===========     ==========   ==========  ==========
NET INCOME ..........................   $  5,580,000    $ 5,134,000  $ 2,032,000  $1,806,000
                                         ===========     ==========   ==========  ==========
Weighted average number of common and
common equivalent shares outstanding       2,125,835      2,133,995    2,116,176   2,132,456
                                         ===========     ==========   ==========  ==========
EARNINGS PER SHARE ..................   $       2.62     $     2.41   $     .96   $      .85
                                         ===========     ==========   ==========  ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS                                          THE FIRST OF LONG ISLAND CORPORATION
OF CASH FLOWS                                                                  AND SUBSIDIARY
----------------------------------------------------------------------------------------------------

                                                                        Nine Months Ended September 30,
Increase (Decrease) in Cash and Cash Equivalents                              1997            1996*
                                                                         ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................   $  5,580,000    $  5,134,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses (credit) ...................................       (100,000)           --
Provision for deferred income taxes ..................................        146,000            --
Depreciation and amortization ........................................        443,000         472,000
Premium amortization (discount accretion) on investment
securities, net ......................................................       (667,000)     (1,025,000)
Gain on sale of equipment ............................................           --            (1,000)
Decrease in prepaid income taxes .....................................          1,000            --
Increase in other assets .............................................       (327,000)       (718,000)
Increase in accrued expenses and other liabilities ...................        325,000         159,000
Increase (decrease) in income taxes payable ..........................        214,000         (79,000)
                                                                         ------------    ------------
Net cash provided by operating activities ............................      5,615,000       3,942,000
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of
investment securities:
Held-to-maturity .....................................................     39,261,000      46,173,000
Available-for-sale ...................................................      4,343,000       3,700,000
Purchase of investment securities:
Held-to-maturity .....................................................    (52,727,000)    (29,796,000)
Available-for-sale ...................................................     (6,732,000)    (26,509,000)
Net increase in loans to customers ...................................       (526,000)     (5,342,000)
Purchases of bank premises and equipment .............................       (280,000)       (381,000)
Proceeds from sale of equipment ......................................           --             9,000
                                                                         ------------    ------------
Net cash used in investing activities ................................    (16,661,000)    (12,146,000)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in total deposits .......................................     34,700,000      10,367,000
Proceeds from exercise of stock options ..............................        409,000         227,000
Repurchase and retirement of common stock ............................     (1,790,000)       (596,000)
Cash dividends paid ..................................................     (1,419,000)     (1,243,000)
                                                                         ------------    ------------
Net cash provided by financing activities ............................     31,900,000       8,755,000
                                                                         ------------    ------------
Net increase in cash and cash equivalents ............................     20,854,000         551,000
Cash and cash equivalents, beginning of period .......................     57,430,000      54,284,000
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $ 78,284,000    $ 54,835,000
                                                                         ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH:
INVESTING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities ...........   $     73,000    ($ 1,275,000)
Transfer of available-for-sale securities to held-to maturity category     28,886,000            --
FINANCING ACTIVITIES
Tax benefit from exercise of employee stock options ..................        174,000            --


     The Corporation made interest payments of $6,731,000 and $6,328,000 and income tax payments of $2,379,000 and $2,699,000 during the nine months ended September 30, 1997 and 1996, respectively.

*Reclassified to conform with the current period's presentation

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                               SEPTEMBER 30, 1997
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended September 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1996 consolidated balance sheet was derived from the Company's December 31, 1996 audited consolidated financial statements.

2. DEPOSIT ACCOUNTS

     Beginning in the first quarter of 1997, the Bank established a noninterest-bearing sweep account for each commercial checking account. Although the sweep accounts are savings accounts, they are included in checking deposits in the accompanying consolidated balance sheet.

     The sweep accounts were established to reduce the noninterest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank and thereby increase funds available for investment. While the Federal Reserve Bank currently permits banks to reduce required reserves through the maintenance of sweep accounts, there is no assurance that such activities will be permitted in the future. In addition, there is currently a bill before Congress known as the Small Business Banking Act of 1997 which would, among other things, allow the Federal Reserve Bank to pay interest on reserve balances (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of the Bill and its potential impact on the
Bank).

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

OVERVIEW

     Net income for the first nine months of 1997 was $5,580,000, or $2.62 per share, as compared to $5,134,000, or $2.41 per share, for the like period in 1996. Return on average total assets (ROA) and average stockholders' equity
(ROE) were 1.64% and 13.45%, respectively, for the first nine months of 1997 as compared to 1.58% and 13.59%, respectively, for the like period in 1996. When comparing the first nine months of 1997 to the same period in 1996, net interest income increased by $667,000(1), the Bank recorded a $100,000 credit provision for loan losses in 1997 versus no provision in 1996, noninterest income increased by $193,000 and occupancy, equipment and other operating expenses decreased by $20,000. The positive effect of these changes was partially offset by increases in personnel costs and income tax expense of $416,000 and $118,000, respectively.

     The increase in net interest income is largely attributable to growth in checking balances and stockholders' equity as well as the implementation of commercial checking and Advantage Checking (formerly NOW) sweep accounts. The credit provision for loan losses resulted from a recovery on a charged off loan.

     Total assets and deposits increased moderately during the first nine months of 1997 amounting to $478,930,000 and $419,061,000, respectively, at September 30, 1997 as compared to $440,903,000 and $384,361,000, respectively, at December 31, 1996. During the same time period, capital before unrealized gains on available-for-sale securities grew by $3,664,000, or 9.1% on an annualized basis. The Corporation's capital ratios continue to be substantially in excess of current regulatory requirements and liquidity continues to be strong.

NET INTEREST INCOME

     The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

--------
(1) $709,000 on a tax-equivalent basis

                                                               Nine Months Ended September 30,
                                        ------------------------------------------------------------------------
                                                          1997                                 1996
                                        ------------------------------------ -----------------------------------
                                         Average                 Average      Average                 Average
                                         Balance    Interest       Rate       Balance    Interest      Rate
                                        ----------- ---------- ------------- ----------- ---------- ------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold and commercial paper    $ 45,377     $1,836        5.41%    $  34,940     $1,370        5.24%
Investment Securities
  Taxable                                   186,807      8,797        6.30       180,314      8,539        6.33
  Nontaxable (1)                             44,504      2,330        6.98        41,525      2,174        6.98
Loans (1)(2)                                153,450     10,324        9.00       149,509     10,088        9.01
                                        ----------- ---------- ------------- ----------- ---------- ------------
Total interest-earning assets               430,138     23,287        7.24       406,288     22,171        7.29
                                                    ---------- -------------             ---------- ------------
Allowance for loan losses                    (3,600)                              (3,606)
                                        -----------                          -----------
Net interest-earning assets                 426,538                              402,682
Cash and due from banks                      16,726                               20,176
Premises and equipment, net                   4,955                                5,069
Other assets                                  6,395                                6,334
                                        -----------                          -----------
                                           $454,614                             $434,261
                                        ===========                          ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Savings and money market deposits          $226,754      5,365        3.16      $223,043      5,100       3.05
Time deposits                                39,824      1,406        4.72        36,830      1,264       4.58
                                        ----------- ---------- ------------- ----------- ---------- ------------
Total interest-bearing deposits             266,578      6,771        3.40       259,873      6,364       3.27
                                        ----------- ---------- ------------- ----------- ---------- ------------
Checking deposits (3)                       130,226                              121,660
Other liabilities                             2,331                                2,254
                                        -----------                          -----------
                                            399,135                              383,787
Stockholders' equity                         55,479                               50,474
                                        -----------                          -----------
                                           $454,614                             $434,261
                                        ===========                          ===========

Net interest income (1)                                $16,516                              $15,807
                                                    ==========                           ==========
Net interest spread (1)                                               3.84%                               4.02%
                                                               =============                        ============
Net yield on interest-earning assets (1)                              5.13%                               5.20%
                                                               =============                        ============


(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first nine months of 1997 and 1996 based on a Federal income tax rate of 34%.
(2) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3) Includes official check and treasury tax and loan balances.

     Net interest income on a tax-equivalent basis increased by $709,000, or 4.5%, from $15,807,000 for the nine months ended September 30, 1996 to $16,516,000 for the comparable period in 1997. The increase is primarily attributable to an increase in the average volume of interest-earning assets. The positive effect of this factor was partially offset by an increase in the average volume of interest-bearing deposit accounts and an 11 basis point increase in the average rate paid on savings and money market deposits.

     Net interest spread and yield decreased from 4.02% and 5.20%, respectively, for the first nine months of 1996 to 3.84% and 5.13%, respectively, for the same period in 1997 principally because as general interest rates increased somewhat the Bank was unable to increase the yield on its interest-earning assets but paid higher rates on its savings and money market accounts in order to remain competitive.

     INCREASE IN AVERAGE VOLUME OF INTEREST-EARNING ASSETS AND INTEREST-BEARING DEPOSITS. Total average interest-earning assets increased by $23,850,000, or 5.9%, from $406,288,000 for the nine months ended September 30, 1996 to $430,138,000 for the comparable period in 1997. During the same time period, total average interest-bearing deposits increased by $6,705,000, or 2.6%, from $259,873,000 to $266,578,000. The increase in interest-earning assets caused interest earned to increase by approximately $1,120,000 while the increase in interest-bearing liabilities caused interest paid to increase by approximately $182,000, the combined effect of which resulted in an increase in net interest income of $938,000.

     While the increase in interest-earning assets was partially funded by the increase in interest-bearing deposits, the remainder was primarily funded by increases in average checking deposits and capital of $8,566,000 and $5,005,000, respectively, and a reduction in average cash and due from banks of $3,450,000.

     The increase in both interest-bearing deposits and checking deposits is believed to be largely attributable to the Bank's attention to customer service as well as calling programs and competitive pricing. The increase in capital is primarily attributable to the retention of net income, as partially offset by the purchase and retirement of common stock under the Corporation's stock repurchase program and the payment of semi-annual cash dividends. As more fully described in Note 2 to the consolidated financial statements, the decrease in average cash and due from banks is attributable to a reduction in reserve balances maintained with the Federal Reserve Bank caused by the implementation of commercial checking and Advantage Checking (formerly NOW) sweep accounts.

     At September 30, 1997, checking deposits account for 33.9% of the Bank's total deposits. Maintenance and growth of checking deposits has historically been the Corporation's most important strategy for maintaining and increasing profitability. It should be noted that the Bank's future results of operations could be adversely affected by competitive pressure in the marketplace for businesses to earn interest on excess checking balances and/or the passage of a bill recently introduced in Congress known as the Small Business Banking Act of 1997. Among other things, the Small Business Banking Act contains a provision which would repeal Federal Reserve Board Regulation Q "Interest on Deposits" and thereby allow banks and thrifts to pay interest on checking accounts and NOW accounts held by businesses. The House Banking Committee is expected to hold hearings on the Bill in early 1998.

     When comparing the first nine months of 1997 to the like period in 1996, there was no significant change in the mix of interest-earning assets or interest-bearing liabilities.

     INCREASE IN AVERAGE RATE PAID ON SAVINGS AND MONEY MARKET DEPOSITS. The average rate paid on savings and money market accounts increased by 11 basis points when comparing the first nine months of 1997 to the same period in 1996. This increase, which is primarily attributable to increases in the rates paid by the Bank on its money market products in response to market conditions, caused interest paid to increase by approximately $182,000.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses was $3,588,000 at September 30, 1997 as compared to $3,600,000 at December 31, 1996, representing 2.3% and 2.4% of total loans, respectively, and 566.8% and 546.3% of nonaccruing loans, respectively. The change in the allowance during the first nine months of 1997 is due to recoveries of $130,000, chargeoffs of $42,000 and a $100,000 credit in the provision for loan losses.

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

     In 1997 the Bank sold a nonaccruing loan for $104,000 more than its carrying value. This excess was credited to the allowance for loan losses as a partial recovery of prior chargeoffs. The recovery increased the level of the allowance for loan losses beyond what management currently deemed necessary to absorb possible future losses on existing loans. As a result, management reduced the level of the allowance by $100,000 with an offsetting credit to the provision for loan losses.

     The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Although the Bank considers environmental impairment in processing requests for mortgage loans, impairment may go undetected or occur in the future. Impairment of collateral properties could affect the Bank's ability to fully realize its investment in the related loans. Loans secured by real estate represent 79.5% of total loans outstanding at September 30, 1997.

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

                                                      September 30,       December 31,
                                                           1997               1996*
                                                     ----------------    ---------------
                                                           (DOLLARS IN THOUSANDS)

Nonaccruing loans                                     $          633     $           659
Foreclosed real estate                                          -                   -
                                                     ----------------    ---------------
  Total nonperforming assets                                     633                 659
Troubled debt restructurings                                       9                  19
Loans past due 90 days or more as to
  principal or interest payments and still accruing               18                  31
                                                     ----------------    ---------------
  Total risk elements                                 $          660     $           709
                                                     ================    ===============

Nonaccruing loans as a percentage of total loans                 0.41%              0.43%
                                                     ================    ===============
Nonperforming assets as a percentage of total loans
  and foreclosed real estate                                    0.41%              0.43%
                                                     ================    ===============
Risk elements as a percentage of total loans and
  foreclosed real estate                                        0.43%              0.46%
                                                     ================    ===============

*Reclassified to conform with the current period's presentation


NONINTEREST INCOME, NONINTEREST EXPENSE, AND INCOME TAXES

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Noninterest income increased by $193,000, or 6.6%, from $2,943,000 for the first nine months of 1996 to $3,136,000 for the same period in 1997. The increase is largely attributable to an increase in the volume of overdraft checks and a revision of the Bank's service charge schedule effective July 1, 1997.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $396,000, or 3.9%, from $10,197,000 for the first nine months of 1996 to $10,593,000 for the same period in 1997. The increase is primarily attributable to increases in salaries and employee benefits expense of $242,000 and $174,000, respectively. The increase in salaries is primarily attributable to normal annual salary increases.

     The Bank has established formal processes for identifying and assessing the impact of the Year 2000 on its software vendors, hardware providers and bank activities. Management does not currently expect the cost of Year 2000 compliance to have a significant impact on its future results of operations, financial condition or liquidity.

     Income tax expense as a percentage of book income was 32.9% and 33.8% for the nine months ended September 30, 1997 and 1996, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net income for the third quarter of 1997 was $2,032,000, or $.96 per share, as compared to $1,806,000, or $.85 per share, for the same quarter in 1996. When comparing the third quarter of 1997 to the same quarter in 1996, net interest income increased by $370,000 and noninterest income increased by $93,000. The positive effect of these changes was partially offset by increases in noninterest expense and income tax expense of $182,000 and $55,000, respectively.

     The reasons for the increases in net interest income, noninterest income and noninterest expense are substantially the same as those discussed above with respect to the nine month periods.

CAPITAL

     The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 33.73%, 32.48% and 12.20%, respectively, at September 30, 1997 substantially exceed the requirements for a well capitalized bank

     Total stockholders' equity increased by $3,672,000, or 6.8%, from $54,169,000 at December 31, 1996 to $57,841,000 at September 30, 1997. The
increase in stockholders' equity is attributable to the combined effect of net income of $5,580,000, proceeds from the exercise of employee stock options of $409,000, income tax benefits resulting from the exercise of certain employee stock options of $174,000, repurchases of common stock amounting to $1,790,000, cash dividends declared of $709,000, and unrealized gains on available-for-sale securities of $8,000.

CASH FLOWS AND LIQUIDITY

     CASH FLOWS. During the nine months ended September 30, 1997, total deposits increased by $34,700,000. This increase, along with $5,615,000 in cash provided by operations and $409,000 in proceeds from the exercise of stock options were used to fund increases in investment securities and loans of $15,855,000 and $526,000, respectively, repurchases of common stock amounting to $1,790,000, cash dividends paid of $1,419,000, capital expenditures of $280,000, and an increase in cash and cash equivalents of $20,854,000.

     As reflected in the accompanying consolidated balance sheet, the $34,700,000 growth in deposits is comprised of increases in checking deposits and total interest-bearing deposits of $18,712,000 and $15,988,000, respectively.

     The $526,000 increase in total loans during the first nine months of 1997 is primarily attributable to increases in commercial and industrial loans and loans secured by real estate of $1,463,000 and $1,035,000, respectively, as offset by a decrease in consumer loans of $1,771,000. The increase in loans secured by real estate is primarily attributable to an increase in loans secured by residential properties of $3,238,000, as offset by a decrease in commercial mortgage loans of $1,691,000. Loans secured by real estate have historically accounted for a major portion of the loan portfolio and represent 79.5% of the total portfolio at September 30, 1997. The decrease in consumer loans is primarily attributable to the bulk sale of student loans. Management currently expects to make similar sales in the future as student loans enter repayment status.

     Management is actively searching for favorable locations at which to establish new branches, particularly of the commercial banking unit configuration. As of September 30, 1997, the Office of the Comptroller of the Currency has approved the establishment of a full-service branch in Rockville Centre, Nassau County, Long Island. Management currently expects to open the Branch in early 1998 and simultaneously close the Bank's existing commercial banking unit in Rockville Centre. Management does not expect the establishment of the Branch or the closing of the Commercial Banking Unit to materially impact the Corporation's 1997 or 1998 results of operations or financial position.

     LIQUIDITY. The Corporation's primary sources of liquidity are its overnight position in federal funds sold, its short-term investment securities portfolio which consists of securities purchased to mature within approximately one year, maturities and monthly payments on the balance of the investment securities portfolio, and investment securities designated as available-for-sale. At September 30, 1997, the Corporation had $60,900,000 in federal funds sales, a short-term securities portfolio of $16,679,000, and available-for-sale securities of $53,817,000.

     The Corporation's liquidity is enhanced by its stable deposit base, which primarily consists of checking, savings and money market accounts. The total of such accounts comprised 90.1% of total deposits at September 30, 1997, with checking accounting for 33.9% and savings and money market accounting for 56.2%. The remaining 9.9% of the Bank's deposit base at September 30, 1997 was comprised of time deposits of $100,000 and over and other time deposits, with the $100,000 and over component accounting for 3.4% and the other time deposit component accounting for 6.5%.

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

ITEM 4.           NONE

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

 DATE: NOVEMBER 12, 1997       THE FIRST OF LONG ISLAND CORPORATION
      --------------------     -----------------------------------------
                                 (Registrant)

                               /S/ J. WILLIAM JOHNSON
                               -----------------------------------------
                               J. WILLIAM JOHNSON, PRESIDENT
                               (principal executive officer)

                               /S/ MARK D. CURTIS
                               -----------------------------------------
                               MARK D. CURTIS
                               VICE PRESIDENT AND TREASURER
                               (principal financial and accounting officer)

                                  EXHIBIT INDEX

                                                                        EHIBIT
                                                                      BEGINS ON
                                                                     SEQUENTIAL
EXHIBIT      DESCRIPTION                                               PAGE NO.
---------    -----------------------                                 ----------
     27      Financial Data Schedule                                       18