Form 10-K
period 1997-12-31
FIRST OF LONG ISLAND CORP
filed 1998-03-30
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1997
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from______to_______

                         Commission file Number 0-12220

                      THE FIRST OF LONG ISLAND CORPORATION
      -------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

                 NEW YORK                                   11-2672906
      ----------------------------------------     ----------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

       10 GLEN HEAD ROAD, GLEN HEAD, NY                      11545
      ----------------------------------------     ----------------------
      (Address of Principal Executive Offices)             (Zip Code)

      Registrant's telephone number, including area code (516) 671-4900

      Securities registered pursuant to Section 12(b) of the Act:

       Title Of Each Class     Name Of Each Exchange On Which Registered
      --------------------    -------------------------------------------
              NONE                                    N/A

      Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, $.10 par value per share
      -------------------------------------------------------------------
                            (Title of class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                            --   --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            [COVER PAGE 1 OF 2 PAGES]

   The aggregate market value of the Corporation's voting stock (based on the price at which the stock was last sold on March 5, 1998) held by non-affiliates was $125,990,182 (excludes $17,113,012 representing the market value of common stock beneficially owned by directors and executive officers of the Registrant).

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                           Outstanding At March 5, 1998
----------------------------                    -----------------------------
Common Stock, $.10 par value                                3,110,939

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts II and IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1998 are incorporated by reference into Part III.


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

   The Bank serves the financial needs of privately owned businesses, professionals, consumers, public bodies, and other organizations primarily in Nassau and Suffolk Counties, Long Island. The principal business of the Bank has historically consisted of attracting business and consumer checking, money market and savings deposits and investing those funds in investment securities, commercial and residential mortgage loans, commercial loans, and home equity loans and lines. The Corporation's loan portfolio is primarily comprised of loans to borrowers in Nassau and Suffolk Counties and real estate loans are principally secured by properties located in these Counties.

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

   In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

  ATM Banking                                PC Business Banking
  Collection Services                        Safe Deposit Boxes
  Counter Checks and Certified Checks        Securities Transactions
  Drive-Through Banking                      Signature Guarantee Services
  Fixed Rate Annuities                       Telephone Banking
  Foreign Drafts                             Travelers Checks
  Gift Checks and Personal Money Orders      Trust and Investment Management Services
  Merchant Credit Card Depository Services   U.S. Savings Bonds
  Mutual Funds                               Wire  Transfers  and Foreign Cables
  Night Depository Services                  Withholding Tax Depository Services
  Payroll Services



   The Trust and Investment Services Department provides investment management, pension trust, personal trust, estate, and custody services and engages in the sale of mutual funds.

   The Agency is a licensed insurance agency which was organized in 1994 under the laws of the State of New York and is primarily engaged in the sale of fixed rate annuity products.

   In addition to its designated main office located in Huntington, New York, the Bank has eight full service branches and six commercial banking offices, all of which are in Nassau and Suffolk Counties. The full service branches are located in Glen Head, Greenvale, Locust Valley, Northport, Old Brookville, Rockville Centre, Roslyn Heights, and Woodbury. The commercial banking offices are located in Great Neck, Hicksville, Lake Success, Mineola, New Hyde Park, and Valley Stream.

   Management  is  actively  searching  for  favorable  locations  at  which  to establish new branches, particularly of the commercial banking unit configuration. In this regard, the Bank has received approvals from the Office of the Comptroller of the Currency to open three additional commercial banking offices, one in Nassau County and two in Suffolk County. The Bank has signed a lease for one of these locations and is in the process of negotiating leases for the other two.

      The Bank's revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

   The Bank did not commence, abandon, or significantly change any of its lines of business during 1997.

   The Bank encounters substantial competition in its banking business from numerous other banking facilities which have offices located in one or more of the communities served by the Bank. Principal competitors are branches of large banks such as Citibank, Chase Manhattan Bank, Bank of New York, and European American Bank.

LENDING ACTIVITIES

   GENERAL. The Bank's loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including construction loans, commercial and residential mortgage loans, home equity loans and lines, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans, term and installment loans, revolving credit term loans, and loans secured by marketable securities, the cash surrender value of life insurance policies, or deposit accounts. Consumer loans include, among other things, student loans guaranteed by the Federal government, auto loans, unsecured home improvement loans, unsecured personal loans, overdraft checking lines, and VISA(R) credit cards.

   The Bank makes both fixed and variable rate loans. Variable rate loans are tied to and reprice with changes in the Bank's prime interest rate, The Wall Street Journal prime interest rate, or U.S. Treasury rates. Commercial mortgage loans are made with terms usually not to exceed fifteen years, while the maximum term on residential mortgage loans is thirty years. Commercial and consumer loans generally mature within five years. The Bank's current practice is to usually lend no more than 75% of appraised value on residential mortgage loans, 65% on home equity loans and 70% on commercial mortgage loans.

   The risks inherent in the Bank's loan portfolio primarily stem from the following factors relating to borrower size, geographic concentration, and environmental contamination: first, loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls; second, the ability of many of the Bank's borrowers to repay their loans is dependent on the strength of the Long Island economy; and finally, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on the strength of the Long Island real estate market and the absence of environmental contamination. The Bank does not have any significant industry concentrations or foreign loans.

   Except home equity loans and lines, loans from $300,000 to $500,000 require the approval of the Management Loan Committee (home equity loans and lines have more stringent approval requirements). All loans in excess of $500,000 require the approval of the Management Loan Committee and two members of the Board Loan Committee, one of whom must be a non-management director.

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

   PORTFOLIO COMPOSITION AND SELECTED LOAN MATURITY INFORMATION. The composition of the Bank's loan portfolio and maturity and rate information for the Bank's commercial and industrial loans can be found in "Note C - Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

   COMMERCIAL LOANS. The Bank makes commercial loans on a demand basis, short-term discounted basis, or installment basis. Short-term business loans are generally due and payable within one year and should be self liquidating during the normal course of the borrower's business cycle. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to obtain personal guarantees of principal owners on loans made to privately-owned businesses.

   REAL ESTATE MORTGAGE AND HOME EQUITY LOANS AND LINES. The Bank makes residential and commercial mortgage loans and home equity loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity loans and lines will be considered for approval provided they have satisfactory credit history and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. If the source of repayment is rental income, such income must be more than sufficient to amortize the debt.

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

   CONSTRUCTION LOANS. The Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans generally does exceed one year and advances are made as the construction progresses. The advances require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and obtaining title insurance updates to insure that no intervening liens have been placed.

   CONSUMER LOANS AND LINES. The Bank makes student loans, auto loans, home improvement loans, and other consumer loans, establishes revolving overdraft lines of credit, and issues VISA(R) credit cards. Consumer loans and lines may be secured or unsecured. With the exception of student loans, consumer loans are generally made on an installment basis over terms not exceeding five years. In reviewing loans and lines for approval, the Bank considers, among other things, ability to repay, stability of employment and residence, and past credit history.

   PAST DUE, NONACCRUAL, AND RESTRUCTURED LOANS. Selected information about the Bank's past due, nonaccrual, and restructured loans can be found in "Note C - Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

   The accrual of interest on loans is generally discontinued when principal or interest payments become past due 90 days or more. As of December 31, 1997, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in "Note C" to its consolidated financial statements.

   Economic conditions in the Bank's market area continued to show improvement during 1997. Future levels of past due, nonperforming, and restructured loans will be affected by the strength of the local economy.

   ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an amount that management currently believes will be adequate to absorb possible future losses on existing loans. Changes in the Bank's allowance for loan losses and the allocation of the Bank's total allowance for loans losses by loan type can be found in "Note C Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

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

   The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent 78.6% of total loans outstanding at December 31, 1997. Since 1987, environmental audits have been instituted, and the scope of these audits has been increased over the succeeding years. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

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

   The Bank's investment policy limits individual maturities to fifteen years and average lives, in the case of collateralized mortgage obligations (CMO's) and other mortgage-backed securities, to 10 years. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1. In addition, management periodically reviews issuer credit ratings for all securities in the Bank's portfolio other than those issued by the U.S. government or its agencies. Any deterioration in the creditworthiness of an issuer will be analyzed and appropriate action taken when deemed necessary. The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

   The Bank does not purchase or currently hold any high risk mortgage derivative products as defined by the Federal Financial Institutions Examination Council Supervisory Policy Statement on Securities Activities. High-risk mortgage derivative products are generally those that possess average life or price volatility in excess of a benchmark fixed rate, 30-year, mortgage-backed pass-through security.

   At December 31, 1997, the Bank had net unrealized gains of $1,780,000 in it held-to-maturity portfolio, consisting of gross unrealized gains of $2,216,000 and gross unrealized losses of $436,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. The Bank has the intent and ability to hold these securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized. However, the effect of holding securities with unrealized gains or losses is that more or less interest will be earned in future periods than could be earned on securities purchased currently.

   PORTFOLIO COMPOSITION. The composition of the Bank's investment portfolio can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

   MATURITY INFORMATION. The maturities and weighted average yields of the Bank's investment securities at December 31, 1997 can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

   The Bank received dividends on its Federal Reserve Bank stock of $6,924 in 1997 representing a yield of 6.00%.

SOURCES OF FUNDS

   GENERAL. The Bank's primary sources of funds are deposits, retained earnings, repayment of principal and interest on loans, maturity and redemption of investment securities, interest earned on investment securities and federal funds sold, and other funds provided from operations.

   The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including "First Class", regular, budget, senior citizen and special checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges. The interest-bearing deposit products, which have a wide range of interest rates and terms, include checking; three money-market-type products, including a traditional money market savings account, "Select Savings" - a statement savings account that earns a money market rate, and "Diamond Savings" - a passbook savings account that earns a money market rate; traditional statement savings; traditional passbook savings; savings certificates (3 month, 6 month and 1 to 6 year terms); large and jumbo certificates; holiday club accounts; and individual retirement accounts (savings certificates with terms of 1 to 6 years).

   Total certificates of deposits, the majority of which mature within one year, were $37,332,000, or 8.8% of total deposits, at December 31, 1997. Certificates of deposit in amounts of $100,000 or more were $10,606,000 at December 31, 1997, or 2.5% of total deposits.

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

   CLASSIFICATION OF AVERAGE DEPOSITS. The classification of the Bank's average deposits can be found in "Note E - Deposits" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

   REMAINING MATURITIES OF TIME DEPOSITS. The remaining maturities of the Bank's time deposits in amounts of $100,000 or more at December 31, 1997 can be found in "Note E - Deposits" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

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

EMPLOYEES

   As of December 31, 1997, the Bank had 159 full-time equivalent employees and considers employee relations to be satisfactory. Employees of the Bank are not represented by a collective bargaining unit.

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

   The Bank's designated main office is located at 253 New York Avenue, Huntington, New York. Including the main office, the Bank owns a total of 10 buildings in fee and occupies seven other facilities under lease arrangements. All of the facilities owned or leased by the Bank are in Nassau and Suffolk Counties, New York.

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

   None were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Corporation's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "FLIC". The table appearing on page (i) of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997 showing the high and low bid quotations, by quarter, for the years ended December 31, 1997 and 1996 is incorporated herein by reference.

   On March 3, 1998, there were 3,110,939 shares of the Corporation's common stock outstanding with 815 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

   During 1997 and 1996, the Corporation declared semi-annual cash dividends aggregating $.49 and $.43 per share, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

   The Selected Financial Data appearing on page (i) of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated herein by reference.

   The Corporation's dividend payout ratio was 20.4%, 20.0% and 19.1% for 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 4 through 13 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated herein by reference.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 supersedes the disclosure requirements for pension and other postretirement plans as set forth in SFAS No. 87 "Employers' Accounting For Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and For Termination Benefits, and SFAS No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions." SFAS No. 132 does not address measurement or recognition for pension and other postretirement benefit plans.

   SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The market risk information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing on pages 10 through 12 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and report of independent public accountants appearing on pages 16 through 37 of Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   "ELECTION OF DIRECTORS" appearing on pages 3 and 4 and "MANAGEMENT" appearing on pages 6 and 7 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 1998 are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   "COMPENSATION OF DIRECTORS", "BOARD COMPENSATION COMMITTEE REPORT", "COMPENSATION OF EXECUTIVE OFFICERS", "SUMMARY COMPENSATION TABLE", "COMPENSATION PURSUANT TO PLANS", and "PERFORMANCE GRAPH" appearing on pages 5, 7 and 8 through 15 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 1998 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" appearing on Pages 1 through 3 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   "TRANSACTIONS WITH MANAGEMENT AND OTHERS" appearing on pages 15 and 16 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 1998 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM
8-K

(a) 1. Consolidated Financial Statements

   The following consolidated financial statements of the Corporation and its subsidiary, and Report of Independent Public Accountants thereon, as required by
Item 8 of this report are incorporated herein by reference.

     Consolidated Balance Sheets - December 31, 1997 and 1996
     Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995
     Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

   None Applicable.

(a) 3. Listing of Exhibits

   The following exhibits are submitted herewith.

EXHIBIT NO.    NAME                                                  EXHIBITS
-----------    ----                                                  --------
3(i)           Certificate of Incorporation, as amended
3 (ii)         By-laws,  as amended
10.1           Incentive Compensation Plan                              *
10.2           1986 Stock Option and Appreciation Rights Plan           **
10.3           1996 Stock Option and Appreciation Rights Plan           ***
10.4           Employment Agreement Between Registrant
               and J. William Johnson, dated January 31, 1996,
               as amended December 18, 1996 and                         ****
               January 2, 1998
13             Registrant's Annual Report to Shareholders
               for the fiscal year ended December 31, 1997
21             Subsidiary of Registrant
23             Consent of Independent Public Accountants
27             Financial Data Schedule
99             Notice of 1998 Annual Meeting and Proxy Statement        *****


* "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 12 and 7, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 1998 are incorporated herein by reference.

** Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

*** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b).

**** Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c). The December 18, 1996 amendment increased Mr. Johnson's base annual salary from $280,000 to $295,000 and the January 2, 1998 amendment increased Mr. Johnson's base salary from $295,000 to $307,000.

*****The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 1998 was submitted in electronic format on March 10, 1998 and is incorporated herein by reference.

(b) Reports on Form 8-K

   There were no reports filed on Form 8-K for the three-month period ended December 31, 1997.

(c) Exhibits

     Exhibits as listed under 14(a) 3. above are submitted as a separate section of this report.

(d) Financial Statement Schedules - None

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

                                            THE FIRST OF LONG ISLAND CORPORATION
                                                (Registrant)

Dated: March 20, 1998                       By /S/ J. WILLIAM JOHNSON
                                              -----------------------
                                                J. WILLIAM JOHNSON, President
                                                (principal executive officer)

                                            By /S/ MARK D. CURTIS
                                              -----------------------
                                                MARK D. CURTIS,
                                                Senior Vice President and
                                                Treasurer (principal financial
                                                officer and principal accounting
                                                officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURES                            TITLES                 DATE


/S/ J. WILLIAM JOHNSON           President, Chairman       MARCH 20, 1998
----------------------           of the Board, Chief       --------------
J. William Johnson               Executive Officer


/S/ PAUL T. CANARICK             Director                  MARCH 20, 1998
--------------------                                       --------------
Paul T. Canarick


/S/ BEVERLY ANN GEHLMEYER        Director                  MARCH 20, 1998
-------------------------                                  --------------
Beverly Ann Gehlmeyer


/S/ HOWARD THOMAS HOGAN, JR.     Director                  MARCH 20, 1998
-----------------------------                              --------------
Howard Thomas Hogan, Jr.


/S/ J. DOUGLAS MAXWELL, JR.      Director                  MARCH 20, 1998
-----------------------------                              --------------
J. Douglas Maxwell, Jr.


/S/ JOHN R. MILLER III           Director                  MARCH 20, 1998
-----------------------                                    --------------
John R. Miller III


/S/ WALTER C. TEAGLE III         Director                  MARCH 20, 1998
------------------------                                   --------------
Walter C. Teagle III

                                  EXHIBIT INDEX



EXHIBIT      DESCRIPTION
-------      -----------
3(i)          Certificate of Incorporation, as amended
3(ii)         By-laws, as amended
10.1          Incentive Compensation Plan                                                    *
10.2          1986 Stock Option and Appreciation Rights Plan                                 **
10.3          1996 Stock Option and Appreciation Rights Plan                                 ***
10.4          Employment Agreement Between Registrant and J. William Johnson,
                dated January 31, 1996, as amended December 18, 1996 and                     ****
                  January 2, 1998
13            Registrant's Annual Report to Shareholders for the fiscal year ended
                   December 31, 1997
21            Subsidiary of Registrant
23            Consent of Independent Public Accountants
27            Financial Data Schedule
99            Notice of 1998 Annual Meeting and Proxy  Statement                             *****

* "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 12 and 7, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 1998 are incorporated herein by reference.

**Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

*** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b).

**** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c). The December 18, 1996 amendment increased Mr. Johnson's base annual salary from $280,000 to $295,000 and the January 2, 1998 amendment increased Mr. Johnson's base salary from $295,000 to $307,000.

*****The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 1998 was submitted in electronic format on March 10, 1998 and is incorporated herein by reference.