Form 10-Q
period 1998-03-31
FIRST OF LONG ISLAND CORP
filed 1998-05-15
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-Q
(Mark One)
----     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934.
----

For the quarterly period ended  MARCH 31, 1998

                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
----


For the transition period from _________________to__________________


                         Commission file number 0-12220

                  THE FIRST OF LONG ISLAND CORPORATION
------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)


      NEW YORK                                    11-2672906
------------------------------------------------------------------------
(State or Other Jurisdiction         (I.R.S. Employer Identification No.)
of Incorporation or Organization)


10 GLEN HEAD ROAD, GLEN HEAD, NEW YORK                     11545
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                               OUTSTANDING AT MAY 12, 1998
-----                               -----------------------------
Common stock, par value                         3,111,477
 .10 per share



Total Number of Pages, Including Cover Page - 16

                  THE FIRST OF LONG ISLAND CORPORATION
                             MARCH 31, 1998
                                 INDEX


PART I. FINANCIAL INFORMATION                                          PAGE
                                                                        NO.

ITEM 1.          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1998 AND DECEMBER 31, 1997                   1

                 CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997             2

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997             3

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             4

 ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS         5-12

PART II.         OTHER INFORMATION                                      13

SIGNATURES                                                              14

CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,      December 31,
                                                                     1998             1997
                                                               -------------    -------------
ASSETS:
Cash and due from banks ....................................   $  17,203,000    $  13,343,000
Federal funds sold .........................................      53,000,000       60,500,000
                                                               -------------    -------------
Cash and cash equivalents ..................................      70,203,000       73,843,000
                                                               -------------    -------------

Investment securities:
Held-to-maturity, at amortized cost (approximate fair
value of $189,795,000 and $192,357,000) ....................     188,039,000      190,577,000
Available-for-sale, at fair value (amortized cost
of $63,082,000 and $56,052,000) ............................      63,791,000       56,844,000
                                                               -------------    -------------
                                                                 251,830,000      247,421,000
                                                               -------------    -------------
Loans:
Commercial and industrial ..................................      27,652,000       25,686,000
Secured by real estate .....................................     124,681,000      121,620,000
Consumer ...................................................       6,523,000        7,152,000
Other ......................................................         781,000        1,101,000
                                                               -------------    -------------
                                                                 159,637,000      155,559,000
Unearned income ............................................        (863,000)        (829,000)
                                                               -------------    -------------
                                                                 158,774,000      154,730,000
Allowance for loan losses ..................................      (3,561,000)      (3,579,000)
                                                               -------------    -------------
                                                                 155,213,000      151,151,000
                                                               -------------    -------------

Bank premises and equipment ................................       5,184,000        5,037,000
Deferred income tax benefits ...............................         788,000          785,000
Other assets ...............................................       6,744,000        6,437,000
                                                               -------------    -------------
                                                               $ 489,962,000    $ 484,674,000
                                                               =============    =============
LIABILITIES:
Deposits:
Checking ...................................................   $ 148,725,000    $ 142,848,000
Savings and money market ...................................     236,477,000      242,579,000
Time, other ................................................      26,541,000       26,726,000
Time, $100,000 and over ....................................      15,083,000       10,606,000
                                                               -------------    -------------
                                                                 426,826,000      422,759,000

Accrued expenses and other liabilities .....................       1,550,000        2,764,000
Income taxes payable .......................................         796,000          185,000
                                                               -------------    -------------
                                                                 429,172,000      425,708,000
                                                               -------------    -------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 3,112,564 and 3,113,061 shares .....         311,000          311,000
Surplus ....................................................       5,430,000        5,471,000
Retained earnings ..........................................      54,630,000       52,717,000
                                                               -------------    -------------
                                                                  60,371,000       58,499,000
Accumulated other comprehensive income, net of tax .........         419,000          467,000
                                                               -------------    -------------
                                                                  60,790,000       58,966,000
                                                               -------------    -------------
                                                               $ 489,962,000    $ 484,674,000
                                                               =============    =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months
                                                                   Ended March 31,
                                                              ------------------------
                                                                   1998         1997
                                                              -----------   ----------
INTEREST INCOME:
Loans ......................................................   $3,516,000   $3,370,000
Investment securities:
Taxable ....................................................    2,964,000    2,896,000
Nontaxable .................................................      676,000      493,000
Federal funds sold .........................................      633,000      449,000
                                                               ----------   ----------
                                                                7,789,000    7,208,000
                                                               ----------   ----------
INTEREST EXPENSE:
Savings and money market deposits ..........................    1,907,000    1,692,000
Time deposits ..............................................      467,000      454,000
                                                               ----------   ----------
                                                                2,374,000    2,146,000
                                                               ----------   ----------
Net interest income ........................................    5,415,000    5,062,000
Provision for loan losses ..................................         --           --
                                                               ----------   ----------
Net interest income after provision for loan losses ........    5,415,000    5,062,000
                                                               ----------   ----------

NONINTEREST INCOME:
Trust Department income ....................................      294,000      313,000
Service charges on deposit accounts ........................      736,000      627,000
Other ......................................................      105,000      100,000
                                                               ----------   ----------
                                                                1,135,000    1,040,000
                                                               ----------   ----------
NONINTEREST EXPENSE:
Salaries ...................................................    1,763,000    1,634,000
Employee benefits ..........................................      667,000      674,000
Occupancy and equipment expense ............................      481,000      470,000
Other operating expenses ...................................      804,000      791,000
                                                               ----------   ----------
                                                                3,715,000    3,569,000
                                                               ----------   ----------
Income before income taxes .................................    2,835,000    2,533,000
Income tax expense .........................................      908,000      854,000
                                                               ----------   ----------
NET INCOME .................................................   $1,927,000   $1,679,000
                                                               ==========   ==========
WEIGHTED AVERAGE:
Common shares ..............................................    3,112,321    3,126,804
Dilutive stock options .....................................       66,987       65,450
                                                               ----------   ----------
                                                                3,179,308    3,192,254
                                                               ==========   ==========
EARNINGS PER SHARE:
Basic ......................................................   $      .62   $      .54
                                                               ==========   ==========
Diluted ....................................................   $      .61   $      .53
                                                               ==========   ==========





COMPREHENSIVE INCOME .......................................   $1,879,000   $  771,000
                                                               ==========   ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
Increase (Decrease) in Cash and Cash Equivalents                              1998            1997
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................   $  1,927,000    $  1,679,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax provision .........................................         31,000            --
Depreciation and amortization .........................................        163,000         148,000
Premium amortization (discount accretion) on investment securities, net       (108,000)       (269,000)
Increase in other assets ..............................................       (307,000)       (296,000)
Decrease in accrued expenses and other liabilities ....................       (384,000)       (260,000)
Increase in income taxes payable ......................................        632,000         807,000
                                                                          ------------    ------------
Net cash provided by operating activities .............................      1,954,000       1,809,000
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity ......................................................     13,231,000      13,581,000
Available-for-sale ....................................................           --           387,000
Purchase of investment securities:
Held-to-maturity ......................................................    (10,531,000)    (21,720,000)
Available-for-sale ....................................................     (7,084,000)     (1,489,000)
Net increase in loans to customers ....................................     (4,061,000)     (1,584,000)
Purchases of bank premises and equipment ..............................       (310,000)        (77,000)
                                                                          ------------    ------------
Net cash used in investing activities .................................     (8,755,000)    (10,902,000)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in total deposits ........................................      4,067,000       1,357,000
Proceeds from exercise of stock options ...............................         34,000           2,000
Repurchase and retirement of common stock .............................        (97,000)       (188,000)
Cash dividends paid ...................................................       (843,000)       (710,000)
                                                                          ------------    ------------
Net cash provided by financing activities .............................      3,161,000         461,000
                                                                          ------------    ------------
Net decrease in cash and cash equivalents .............................     (3,640,000)     (8,632,000)
Cash and cash equivalents, beginning of year ..........................     73,843,000      57,430,000
                                                                          ------------    ------------
Cash and cash equivalents, end of period ..............................   $ 70,203,000    $ 48,798,000
                                                                          ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH:
INVESTING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities ............   $    (83,000)   $ (1,355,000)
FINANCING ACTIVITIES
Tax benefit from exercise of employee stock options ...................         21,000            --


     The Corporation made interest payments of $2,344,000 and $2,102,000 and income tax payments of $246,000 and $46,000 during the three months ended March 31, 1998 and 1997, respectively.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                 MARCH 31, 1998
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

         The consolidated financial information included herein as of and for the periods ended March 31, 1998 and 1997 is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1997 consolidated balance sheet was derived from the Company's December 31, 1997 audited consolidated financial statements.

2. EARNINGS PER SHARE

      Earnings per share data for the first quarter of 1997 have been adjusted to reflect the 3-for-2 stock split paid February 2, 1998 and restated to conform to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

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

OVERVIEW

     The Corporation earned $.61 per share in the first quarter of 1998 as compared to $.53 in the same quarter last year, an increase of approximately 15%. Based on first quarter 1998 net income of $1,927,000, the Corporation returned 1.62% on average total assets and 13.09% on average total equity. This compares to returns on assets and equity of 1.55% and 12.53%, respectively, for the same period last year. Total assets, deposits, and capital all grew by approximately 11% when comparing balances at March 31, 1998 to those at March 31, 1997. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well capitalized bank.

     The most significant factor favorably affecting earnings for the first quarter of 1998 when compared to the same period last year was growth in average checking balances. Average checking balances were approximately $141.4 million for the first quarter this year as compared to $122.3 million for the same quarter last year, an increase of 15.7%. Earnings were also favorably impacted by a 17.4% increase in service charge income and a 9.9% increase in average stockholders' equity.

NET INTEREST INCOME

     AVERAGE BALANCE SHEET; INTEREST RATES AND INTEREST DIFFERENTIAL. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                           Three Months Ended March 31,
                                              --------------------------------------------------------------------------------------
                                                                 1998                                        1997
                                              -------------------------------------------  -----------------------------------------
                                                 Average                    Average           Average                   Average
                                                 Balance       Interest       Rate            Balance      Interest      Rate
                                              --------------  -----------  --------------  -------------- ------------ -------------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold .........................       $ 47,089        $ 633            5.45%       $ 34,547        $ 449        5.27%
Investment Securities
  Taxable...................................        192,433        2,964            6.25         185,312        2,896        6.34
  Nontaxable (1)............................         59,682        1,024            6.86          42,876          745        6.95
Loans (1)(2)................................        157,969        3,537            9.08         152,524        3,381        8.99
                                              --------------  -----------  --------------  -------------- ------------ -------------
Total interest-earning assets................       457,173        8,158            7.23         415,259        7,471        7.29
                                                              -----------  --------------                 ------------ -------------
Allowance for loan losses....................        (3,581)                                      (3,601)
                                              --------------                               --------------
Net interest-earning assets..................       453,592                                      411,658
Cash and due from banks......................        16,299                                       17,739
Premises and equipment, net..................         5,138                                        5,030
Other assets.................................         6,860                                        6,145
                                              --------------                               --------------
                                                  $ 481,889                                    $ 440,572
                                              ==============                               ==============

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Savings and money market deposits............     $ 238,235        1,907            3.25       $ 222,419        1,692        3.09
Time deposits................................        39,870          467            4.75          39,309          454        4.68
                                              --------------  -----------  --------------  -------------- ------------ -------------
Total interest-bearing deposits..............       278,105        2,374            3.46         261,728        2,146        3.33
                                              --------------  -----------  --------------  -------------- ------------ -------------
Checking deposits (3)........................       141,440                                      122,287
Other liabilities............................         2,622                                        2,212
                                              --------------                               --------------
                                                    422,167                                      386,227
Stockholders' equity.........................        59,722                                       54,345
                                              --------------                               --------------
                                                  $ 481,889                                    $ 440,572
                                              ==============                               ==============

Net interest income (1)......................                    $ 5,784                                      $ 5,325
                                                              ===========                                 ============
Net interest spread (1)......................                                       3.77%                                    3.96%
                                                                           ==============                              =============
Net interest yield (1)..............................                                5.13%                                    5.20%
                                                                           ==============                              =============

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first quarters of 1998 and 1997 based on a Federal income tax rate of 34%.

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

                                             Three Months Ended March 31,
                                ------------------------------------------------------
                                                    1998 Versus 1997
                                          Increase (decrease) due to changes in:
                                ------------------------------------------------------
                                                                 Rate/          Net
                                      Volume      Rate         Volume (2)      Change
                                   ----------   ----------    ----------    ----------
                                                         (IN THOUSANDS)
INTEREST INCOME:
Federal funds sold .............   $      163   $       15    $        6    $      184
Investment securities:
Taxable ........................          111          (41)           (2)           68
Nontaxable (1) .................          292           (9)           (4)          279
Loans (1) ......................          121           34             1           156
                                   ----------   ----------    ----------    ----------
Total interest income ..........          687           (1)            1           687
                                   ----------   ----------    ----------    ----------

INTEREST EXPENSE:
Savings and money
market deposits ................          120           88             7           215
Time deposits ..................            6            7          --              13
                                   ----------   ----------    ----------    ----------
Total interest expense .........          126           95             7           228
                                   ----------   ----------    ----------    ----------
Increase (decrease) in net
interest income ................   $      561   $      (96)   $       (6)   $      459
                                   ==========   ==========    ==========    ==========

(1)  Tax-equivalent basis.
(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

      Net interest income on a tax-equivalent basis increased by $459,000, or 8.6%, from $5,325,000 for the three months ended March 31, 1997 to $5,784,000 for the comparable period in 1998. As can be seen from the above rate/volume analysis, the increase is comprised of a positive volume variance of $561,000 and negative rate and rate/volume variances of $96,000 and $6,000, respectively.

      The positive volume variance was primarily caused by growth in average checking deposits and stockholders' equity and the use of such funds to purchase investment securities and originate loans. When comparing the first quarter of 1998 to the like period in 1997, average checking deposits increased by $19,153,000, or 15.7%, and average stockholders' equity increased by $5,377,000, or 9.9%.

       Also contributing to the positive volume variance, but to a lesser extent, was growth in savings and money market deposits. The resulting funds were primarily used to increase the Bank's overnight position in federal funds sold. When comparing the first quarter in 1998 to the same period in 1997, average savings and money market deposits increased by $15,816,000, or 7.1%.

     Funding interest-earning asset growth with growth in checking deposits and capital has a greater impact on net interest income than funding such growth with interest-bearing deposits because checking deposits and capital, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporaton's key strategies for increasing earnings per share

      The increase in both average checking and average interest-bearing deposits noted when comparing the first quarter of 1998 to the same quarter last year is believed to be largely attributable to the Bank's attention to customer service as well as calling programs and competitive pricing. The increase in average capital is attributable to the retention of net income and, to a much lesser extent, the exercise of employee stock options. The effect of these items on capital was partially offset by the payment of semi-annual cash dividends and repurchase and retirement of common stock under the Corporation's stock repurchase program.

      Net interest spread and yield were 3.77% and 5.13%, respectively, for the first quarter of 1998 as compared to 3.96% and 5.20%, respectively, for the same quarter in 1997. It would appear that the principal causes for the decreases in spread and yield are pressure on loan rates brought about by competitive pricing and reduced yield on the Bank's investment securities portfolio.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

      The allowance for loan losses was $3,561,000 at March 31, 1998 as compared to $3,579,000 at December 31, 1997, representing 2.2% and 2.3% of total loans, respectively, and 9.4 times and 8.3 times the total of nonaccruing loans and loans past due 90 days or more as to principal and interest and still accruing, respectively. The change in the allowance during the first quarter of 1998 is due to recoveries of $1,000 and chargeoffs of $19,000.

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

     No provision for loan losses was deemed necessary for the first quarter of 1998. The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent 78.5% of total loans outstanding at March 31, 1998. Since 1987, environmental audits have been instituted on commercial properties, and the incidence and scope of these audits has been increased over the succeeding years. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

ASSET QUALITY

     The Company has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. As shown in the table that follows, the total level of risk elements has not changed materially since December 31, 1997.

                                                                March 31,  December 31,
                                                                   1998       1997
                                                               --------    ---------
                                                               (DOLLARS IN THOUSANDS)

Nonaccruing loans ..........................................   $    323    $    382
Foreclosed real estate .....................................       --          --
                                                               --------    --------
Total nonperforming assets .................................        323         382
Troubled debt restructurings ...............................          2           6
Loans past due 90 days or more as to
principal or interest payments and still accruing ..........         55          49
                                                               --------    --------
Total risk elements ........................................   $    380    $    437
                                                               ========    ========

Nonaccruing loans as a percentage of total loans ...........        .20%        .25%
                                                               ========    ========
Nonperforming assets as a percentage of total loans
and foreclosed real estate .................................        .20%        .25%
                                                               ========    ========
Risk elements as a percentage of total loans and
foreclosed real estate .....................................        .24%        .28%
                                                               ========    ========


NONINTEREST INCOME, NONINTEREST EXPENSE, AND INCOME TAXES

      Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Noninterest income increased by $95,000, or 9.1%, from $1,040,000 for the first quarter of 1997 to $1,135,000 for the same quarter in 1998. The increase is primarily comprised of increases in insufficient funds charges, unavailable funds charges, and maintenance/activity charges.

      Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $146,000, or 4.1%, from $3,569,000 for the first quarter of 1997 to $3,715,000 for the same quarter in 1998. The increase is largely comprised of an increase in salaries of $129,000, or 7.9%, which resulted primarily from normal annual salary increases and an increase in the number of full-time-equivalent employees. The increase in staff is partially attributable to the opening a full-service branch in Rockville Centre, Nassau County, Long Island in February of 1998 (the Bank simultaneously closed its Rockville Centre commercial banking office).

      In addition to opening a full-service branch in Rockville Centre, the Bank has received approvals from the Office of the Comptroller of the Currency to open three new commercial banking offices. Leases have been signed for two of these locations. Although the establishment of a full-service branch in Rockville Centre and the opening of three new commercial banking offices is expected to positively impact results of operations on a longer-term basis, the near-term impact will be negative as a result of start-up expenses, increased marketing efforts, and operating expenses incurred while a customer base is being built. Based on available information, management does not expect the magnitude of the near-term impact to be material to the Corporation's results of operations, financial position, or liquidity.

   The Bank plans to upgrade various equipment, particularly in its branch system, to better service its customers and improve the efficiency of its operations. Such upgrades are expected to be made in 1998 and 1999, and will have a negative effect on results of operations as the new items replace ones that are fully-depreciated. The magnitude of the impact is not expected to be material to the Corporation's results of operations, financial position, or liquidity.

   Income tax expense as a percentage of book income was 32.0% and 33.7% for the first quarters of 1998 and 1997, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 1998 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities.

CAPITAL

   Under current  regulatory  capital  standards,  banks are  classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well capitalized bank. The following table sets forth the Corporation's capital ratios at March 31, 1998 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at March 31, 1998 substantially exceed the requirements for a well-capitalized bank.

                                                                  Regulatory Standards
                                          Corporation's    ------------------------------
                                        Capital Ratios at      Well          Adequately
                                         March 31, 1998     Capitalized      Capitalized
                                        -----------------  --------------   -------------
Total Risk-Based Capital Ratio .........    33.48%            10.00%            8.00%
Tier 1 Risk-Based Capital Ratio ........    32.23              6.00             4.00
Tier 1 Leverage Capital Ratio ..........    12.54              5.00             4.00

      Total stockholders' equity increased by $1,824,000, or from $58,966,000 at December 31, 1997 to $60,790,000 at March 31, 1998. The increase in stockholders' equity is primarily attributable to the combined effect of net income of $1,927,000 and repurchases of common stock amounting to $97,000.

CASH FLOWS AND LIQUIDITY

      CASH FLOWS. During the three months ended March 31, 1998, cash and cash equivalents decreased by $3,640,000. This decrease, along with $1,954,000 in cash provided by operations and $4,067,000 in cash provided by deposit growth were the primary sources of funding growth in the investment securities portfolio of $4,384,000, growth in the loan portfolio of $4,061,000, cash dividends of $843,000, repurchases of common stock under the Corporation's stock repurchase program of $97,000, and capital expenditures of $310,000.

     As reflected in the accompanying consolidated balance sheet, the $4,067,000 growth in deposits is comprised of an increase in checking deposits of $5,877,000 and a decrease in total interest-bearing deposits of $1,810,000. The decrease in interest-bearing deposits is primarily comprised of a decrease in non-personal money market accounts.

      The $4,061,000 increase in total loans during the first quarter of 1998 is primarily attributable to increases in commercial and industrial loans and commercial mortgages of $1,966,000 and $3,447,000, respectively, as offset by decreases in loans secured by residential real estate and consumer loans of $931,000 and $629,000, respectively.

      LIQUIDITY. The Corporation's primary sources of liquidity are its overnight position in federal funds sold, its short-term investment securities portfolio which consists of securities purchased to mature within approximately one year, maturities and monthly payments on the balance of the investment securities portfolio, and investment securities designated as available-for-sale. At March 31, 1998, the Corporation had $53,000,000 in federal funds sales, a short-term securities portfolio of $15,701,000, and available-for-sale securities of $63,791,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings and money market accounts. Such accounts comprised 90.3% of total deposits at March 31, 1998, while time deposits of $100,000 and over and other time deposits comprised only 3.5% and 6.2%, respectively.

      The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

MARKET RISK

      The Bank originates and invests in interest-earning assets and solicits interest-bearing deposit accounts. The operations of the Bank are subject to market risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified time periods. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

      The  Corporation's   exposure  to  interest  rate  risk  has  not  changed
substantially since December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

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

OTHER MATTERS

     The Bank has established formal processes for identifying, assessing, and managing the Year 2000 risks posed by its third party data processing providers, software vendors, hardware vendors, and bank activities. In addition, the Bank is currently analyzing the Year 2000 risks posed by its customers.

     The Bank utilizes Fiserv, one of the largest data processing providers for banks and savings institutions, to perform a significant portion of its data processing activities. Although the Bank believes that Fiserv will properly address the Year 2000 issue on a timely basis, the failure of Fiserv to do so could have a significant adverse effect on the operations of the Bank. Based on current information, management does not expect the cost of Year 2000 compliance to significantly impact the Corporation's future results of operations, financial condition, or liquidity.

      In 1997, legislation was introduced in Congress which would allow banks and thrifts to pay interest on corporate checking deposits. Since corporate checking deposits account for approximately 25% of the Bank's total deposits, the passage of such legislation could have a material adverse impact on the Bank's future results of operations.

PART II.    OTHER INFORMATION

ITEM 1.     NONE

ITEM 2.     NONE

ITEM 3.     NONE

ITEM 4.     NONE

ITEM 5.     NONE

ITEM 6. (a) EXHIBITS: EXHIBIT 27 - FINANCIAL DATA SCHEDULE IS SUBMITTED HEREWITH
        (b) REPORTS ON FORM 8-K - NONE

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                THE FIRST OF LONG ISLAND CORPORATION
                                (Registrant)


DATE: MAY 13, 1998              /S/ J. WILLIAM JOHNSON
     --------------             -------------------------------------------
                                 J. WILLIAM JOHNSON, PRESIDENT
                                (principal executive officer)

                                /S/ MARK D. CURTIS
                                --------------------------------------------
                                MARK D. CURTIS
                                SENIOR VICE PRESIDENT AND TREASURER
                                (principal financial and accounting officer)