Form 10-Q
period 1998-06-30
FIRST OF LONG ISLAND CORP
filed 1998-08-13
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10-Q
(Mark One)
-------
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 1998
                               --------------

                                       OR

-------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934.

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

Registrant's Telephone Number, Including Area Code (516) 671-4900
                                                   --------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                  OUTSTANDING AT AUGUST 10, 1998
-----                                  ------------------------------
Common stock, par value                          3,105,369
   $.10 per share






Total Number of Pages, Including Cover Page - 18

                      THE FIRST OF LONG ISLAND CORPORATION
                                  JUNE 30, 1998
                                      INDEX


PART I.         FINANCIAL INFORMATION                                PAGE NO.
--------     ---------------------------------------------------    ---------

ITEM 1.      CONSOLIDATED BALANCE SHEETS
             JUNE 30, 1998 AND DECEMBER 31, 1997                       1

             CONSOLIDATED STATEMENTS OF INCOME
             SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997         2

             CONSOLIDATED STATEMENTS OF CHANGES IN
             STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED JUNE 30, 1998 AND 1997                   3

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 1998 AND 1997                   4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS           6-14

PART II.     OTHER INFORMATION                                        15

SIGNATURES                                                            16

CONSOLIDATED BALANCE SHEETS

                                                                            June 30,       December 31,
                                                                              1998             1997
                                                                         -------------    -------------
Assets:
   Cash and due from banks ...........................................   $  20,106,000    $  13,343,000
   Federal funds sold ................................................      57,500,000       60,500,000
                                                                         -------------    -------------
     Cash and cash equivalents .......................................      77,606,000       73,843,000
                                                                         -------------    -------------

   Investment securities:
          Held-to-maturity, at amortized cost (approximate fair
             value of $191,549,000 and $192,357,000) .................     189,529,000      190,577,000
          Available-for-sale, at fair value (amortized cost
             of $70,750,000 and $56,052,000) .........................      71,560,000       56,844,000
                                                                         -------------    -------------
                                                                           261,089,000      247,421,000
                                                                         -------------    -------------
   Loans:
          Commercial and industrial ..................................      28,871,000       25,686,000
          Secured by real estate .....................................     130,100,000      121,620,000
          Consumer ...................................................       5,680,000        7,152,000
          Other ......................................................       1,148,000        1,101,000
                                                                         -------------    -------------
                                                                           165,799,000      155,559,000
          Unearned income ............................................        (889,000)        (829,000)
                                                                         -------------    -------------
                                                                           164,910,000      154,730,000
          Allowance for loan losses ..................................      (3,652,000)      (3,579,000)
                                                                         -------------    -------------
                                                                           161,258,000      151,151,000
                                                                         -------------    -------------

   Bank premises and equipment .......................................       5,211,000        5,037,000
   Deferred income tax benefits ......................................         739,000          785,000
   Other assets ......................................................       7,010,000        6,437,000
                                                                         -------------    -------------
                                                                         $ 512,913,000    $ 484,674,000
                                                                         =============    =============
Liabilities:
   Deposits:
          Checking ...................................................   $ 156,501,000    $ 142,848,000
          Savings and money market ...................................     250,193,000      242,579,000
          Time, other ................................................      26,709,000       26,726,000
          Time, $100,000 and over ....................................      15,061,000       10,606,000
                                                                         -------------    -------------
                                                                           448,464,000      422,759,000

   Accrued expenses and other liabilities ............................       2,913,000        2,764,000
   Income taxes payable ..............................................          66,000          185,000
                                                                         -------------    -------------
                                                                           451,443,000      425,708,000
                                                                         -------------    -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 3,105,369 and 3,113,061 shares ........         310,000          311,000
   Surplus ...........................................................       4,755,000        5,471,000
   Retained earnings .................................................      55,927,000       52,717,000
                                                                         -------------    -------------
                                                                            60,992,000       58,499,000
   Accumulated other comprehensive income, net of tax ................         478,000          467,000
                                                                         -------------    -------------
                                                                            61,470,000       58,966,000
                                                                         -------------    -------------
                                                                         $ 512,913,000    $ 484,674,000
                                                                         =============    =============

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF INCOME

                                                    Six Months Ended June 30,     Three Months Ended June 30,
                                                 ----------------------------    ----------------------------
                                                         1998            1997            1998            1997
                                                 ------------    ------------    ------------    ------------
Interest income:
    Loans ....................................   $  7,164,000    $  6,755,000    $  3,648,000    $  3,385,000
    Investment securities:
        Taxable ..............................      5,994,000       5,829,000       3,030,000       2,933,000
        Nontaxable ...........................      1,416,000         993,000         740,000         500,000
    Federal funds sold .......................      1,310,000       1,047,000         677,000         598,000
                                                 ------------    ------------    ------------    ------------
                                                   15,884,000      14,624,000       8,095,000       7,416,000
                                                 ------------    ------------    ------------    ------------
Interest expense:
    Savings and money market deposits ........      3,860,000       3,484,000       1,953,000       1,792,000
    Time deposits ............................        951,000         911,000         484,000         457,000
                                                 ------------    ------------    ------------    ------------
                                                    4,811,000       4,395,000       2,437,000       2,249,000
                                                 ------------    ------------    ------------    ------------
        Net interest income ..................     11,073,000      10,229,000       5,658,000       5,167,000
Provision for loan losses (credit) ...........       (100,000)       (100,000)       (100,000)       (100,000)
                                                 ------------    ------------    ------------    ------------
        Net interest income after provision
            for loan losses (credit) .........     11,173,000      10,329,000       5,758,000       5,267,000
                                                 ------------    ------------    ------------    ------------

Noninterest income:
    Trust Department income ..................        635,000         582,000         341,000         269,000
    Service charges on deposit accounts ......      1,504,000       1,260,000         768,000         633,000
    Other ....................................        234,000         191,000         129,000          91,000
                                                 ------------    ------------    ------------    ------------
                                                    2,373,000       2,033,000       1,238,000         993,000
                                                 ------------    ------------    ------------    ------------
Noninterest expense:
    Salaries .................................      3,557,000       3,277,000       1,794,000       1,643,000
    Employee benefits ........................      1,362,000       1,293,000         695,000         619,000
    Occupancy and equipment expense ..........      1,004,000         926,000         523,000         456,000
    Other operating expenses .................      1,632,000       1,577,000         828,000         786,000
                                                 ------------    ------------    ------------    ------------
                                                    7,555,000       7,073,000       3,840,000       3,504,000
                                                 ------------    ------------    ------------    ------------
        Income before income taxes ...........      5,991,000       5,289,000       3,156,000       2,756,000
Income tax expense ...........................      1,929,000       1,741,000       1,021,000         887,000
                                                 ------------    ------------    ------------    ------------
        Net income ...........................   $  4,062,000    $  3,548,000    $  2,135,000    $  1,869,000
                                                 ============    ============    ============    ============
Weighted average:
    Common shares ............................      3,112,037       3,126,921       3,111,754       3,127,040
    Dilutive stock options ...................         68,371          64,893          69,754          64,337
                                                 ------------    ------------    ------------    ------------
                                                    3,180,408       3,191,814       3,181,508       3,191,376
                                                 ============    ============    ============    ============
Earnings per share:
    Basic ....................................   $       1.31    $       1.13    $        .69    $        .60
                                                 ============    ============    ============    ============
    Diluted ..................................   $       1.28    $       1.11    $        .67    $        .59
                                                 ============    ============    ============    ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   -------------------------------------------------------------------------------------------------
                                                                       Six Months Ended June 30, 1998
                                   -------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                         Common Stock                       Compre-                        Compre-
                                   -------------------------                hensive       Retained         hensive
                                     Shares       Amount       Surplus       Income       Earnings          Income         Total
                                   -------------------------------------------------------------------------------------------------
Balance, January 1, 1998             3,113,061    $ 311,000   $ 5,471,000                $ 52,717,000      $ 467,000   $ 58,966,000
Net Income                                                                 $ 4,062,000      4,062,000                     4,062,000
Repurchase and retirement
of common stock                        (19,660)      (2,000)     (966,000)                                                 (968,000)
Exercise of stock options               11,968        1,000       159,000                                                   160,000
Unrealized gains on available-
for-sale-securities, net of
tax of $7,000                                                                   11,000                        11,000         11,000
                                                                          -------------
Comprehensive income                                                       $ 4,073,000
                                                                          =============
Cash dividends declared -
$.27 per share                                                                               (838,000)                     (838,000)
Cash in lieu of fractional
  shares on 3-for-2 stock split                                                               (14,000)                      (14,000)
Tax benefit of stock options                                       91,000                                                    91,000
                                   -------------------------------------------------------------------------------------------------
Balance, June 30, 1998               3,105,369    $ 310,000   $ 4,755,000                $ 55,927,000      $ 478,000   $ 61,470,000
                                   =======================================             =============================================


                                   -------------------------------------------------------------------------------------------------
                                                                       Six Months Ended June 30, 1997
                                   -------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                         Common Stock                       Compre-                        Compre-
                                   -------------------------                hensive       Retained         hensive
                                     Shares       Amount       Surplus       Income       Earnings          Income         Total
                                   -------------------------------------------------------------------------------------------------
Balance, January 1, 1997             2,088,784    $ 209,000   $ 6,924,000                $ 46,733,000      $ 303,000   $ 54,169,000
Net Income                                                                 $ 3,548,000      3,548,000                     3,548,000
Repurchase and retirement
of common stock                        (24,351)      (3,000)     (992,000)                                                 (995,000)
Exercise of stock options               19,933        2,000       328,000                                                   330,000
Unrealized losses on available-
for-sale-securities, net of
tax of $107,000                                                               (216,000)                     (216,000)      (216,000)
                                                                          -------------
Comprehensive income                                                       $ 3,332,000
                                                                          =============
Cash dividends declared -
$.23 per share                                                                               (709,000)                     (709,000)
Tax benefit of stock options                                      174,000                                                   174,000
                                   -------------------------------------------------------------------------------------------------
Balance, June 30, 1997               2,084,366    $ 208,000   $ 6,434,000                $ 49,572,000       $ 87,000   $ 56,301,000
                                   =======================================             =============================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended June 30,
                                                                         ----------------------------
Increase (Decrease) in Cash and Cash Equivalents                               1998            1997
                                                                         ------------    ------------
Cash Flows From Operating Activities:
Net income ...........................................................   $  4,062,000    $  3,548,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses (credit) ................................       (100,000)       (100,000)
Deferred income tax provision ........................................         39,000          61,000
Depreciation and amortization ........................................        344,000         295,000
Premium amortization (discount accretion) on investment securities, net      (144,000)       (498,000)
Increase in prepaid income taxes .....................................           --           (51,000)
Decrease (increase) in other assets ..................................       (573,000)         39,000
Increase (decrease) in accrued expenses and other liabilities ........        141,000        (173,000)
Decrease in income taxes payable .....................................        (28,000)           --
                                                                         ------------    ------------
Net cash provided by operating activities ............................      3,741,000       3,121,000
                                                                         ------------    ------------

Cash Flows From Investing Activities:
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity .....................................................     32,465,000      26,481,000
Available-for-sale ...................................................      2,909,000       1,590,000
Purchase of investment securities:
Held-to-maturity .....................................................    (31,161,000)    (28,578,000)
Available-for-sale ...................................................    (17,719,000)     (3,715,000)
Net increase in loans to customers ...................................    (10,007,000)     (1,616,000)
Purchases of bank premises and equipment .............................       (518,000)       (153,000)
                                                                         ------------    ------------
Net cash used in investing activities ................................    (24,031,000)     (5,991,000)
                                                                         ------------    ------------

Cash Flows From Financing Activities:
Net increase in total deposits .......................................     25,705,000      14,289,000
Proceeds from exercise of stock options ..............................        160,000         330,000
Repurchase and retirement of common stock ............................       (968,000)       (995,000)
Cash dividends paid ..................................................       (830,000)       (710,000)
Cash in lieu of fractional shares on 3-for-2 stock split .............        (14,000)           --
                                                                         ------------    ------------
Net cash provided by financing activities ............................     24,053,000      12,914,000
                                                                         ------------    ------------
Net increase in cash and cash equivalents ............................      3,763,000      10,044,000
Cash and cash equivalents, beginning of year .........................     73,843,000      57,430,000
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $ 77,606,000    $ 67,474,000
                                                                         ============    ============

Supplemental Schedule of Noncash:
Investing Activities
Unrealized gains (losses) on available-for-sale securities ...........   $     18,000    $   (323,000)
Transfer of available-for-sale securities to held-to-maturity category           --        28,886,000
Financing Activities
Cash dividends payable ...............................................        838,000    $    709,000
Tax benefit from exercise of employee stock options ..................         91,000         174,000


The Corporation made interest payments of $4,756,000 and $4,382,000 and income tax payments of $1,919,000 and $1,731,000 during the six months ended June 30, 1998 and 1997, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                  JUNE 30, 1998
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

         The consolidated financial information included herein as of and for the periods ended June 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1997 consolidated balance sheet was derived from the Company's December 31, 1997 audited consolidated financial statements.

2. EARNINGS PER SHARE

      Earnings per share data for the six and three months ended June 30, 1997 have been adjusted to reflect the 3-for-2 stock split paid February 2, 1998 and restated to conform to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

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

Overview

     The Corporation earned $1.28 per share for the first six months of 1998 as compared to $1.11 for the same period last year, an increase of approximately 15%. Based on year-to-date 1998 net income of $4,062,000, the Corporation returned 1.67% on average total assets and 13.57% on average total equity. This compares to returns on assets and equity of 1.60% and 13.06%, respectively, for the same period last year. Total assets, deposits, and capital grew by 12.2%, 12.5%, and 9.2%, respectively, when comparing balances at June 30, 1998 to those at June 30, 1997. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

     The most significant factor favorably affecting earnings for the first six months of 1998 when compared to the same period last year was growth in average checking balances. Average checking balances were approximately $147.1 million for the first six months of 1998 as compared to $125.9 million for the same period last year, an increase of 16.8%. Earnings were also favorably impacted by a 19.4% increase in service charge income and a 10.2% increase in average stockholders' equity.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.


                                                           Six Months Ended June 30,
                                     ----------------------------------------------------------------------
                                                   1998                               1997
                                     ---------------------------------- ----------------------------------
                                      Average               Average      Average               Average
                                      Balance    Interest    Rate        Balance    Interest    Rate
                                     ----------- ---------- ----------- ----------- ---------- -----------
                                                            (dollars in thousands)
Assets
Federal funds sold                     $ 48,570    $ 1,310        5.44%   $ 39,307    $ 1,047        5.37%
Investment Securities
  Taxable                               193,917      5,994        6.23     185,632      5,829        6.33
  Nontaxable (1)                         62,602      2,145        6.85      43,092      1,505        6.99
Loans (1)(2)                            159,953      7,205        9.08     153,058      6,788        8.94
                                     ----------- ---------- ----------- ----------- ---------- -----------
Total interest-earning assets           465,042     16,654        7.21     421,089     15,169        7.26
                                                 ---------- -----------             ---------- -----------
Allowance for loan losses                (3,636)                            (3,603)
                                     -----------                        -----------
Net interest-earning assets             461,406                            417,486
Cash and due from banks                  16,587                             17,327
Premises and equipment, net               5,162                              4,987
Other assets                              7,130                              6,345
                                     -----------                        -----------
                                      $ 490,285                          $ 446,145
                                     ===========                        ===========

Liabilities and
  Stockholders' Equity
Savings and money market deposits     $ 239,599      3,860        3.25   $ 224,034      3,484        3.14
Time deposits                            40,649        951        4.72      39,058        911        4.70
                                     ----------- ---------- ----------- ----------- ---------- -----------
Total interest-bearing deposits         280,248      4,811        3.46     263,092      4,395        3.37
                                     ----------- ---------- ----------- ----------- ---------- -----------
Checking deposits (3)                   147,052                            125,869
Other liabilities                         2,605                              2,403
                                     -----------                        -----------
                                        429,905                            391,364
Stockholders' equity                     60,380                             54,781
                                     -----------                        -----------
                                      $ 490,285                          $ 446,145
                                     ===========                        ===========

Net interest income (1)                           $ 11,843                           $ 10,774
                                                 ==========                         ==========
Net interest spread (1)                                           3.75%                               3.89%
                                                            ===========                        ============
Net interest yield (1)                                            5.14%                               5.16%
                                                            ===========                        ============



(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 for the first six months of 1998 and 1997 based on a Federal income tax rate of 34%.

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

                                        Six Months Ended June 30,
                                  ---------------------------------------
                                            1998 Versus 1997
                                  Increase (decrease) due to changes in:
                                  ---------------------------------------
                                                       Rate/      Net
                                   Volume     Rate    Volume (2) Change
                                  --------- --------- -------------------
                                              (in thousands)
Interest Income:
Federal funds sold               $   247   $    13    $     3    $   263
Investment securities:
  Taxable                            260       (91)        (4)       165
  Nontaxable (1)                     681       (28)       (13)       640
Loans (1)                            306       106          5        417
                                 -------   -------    -------    -------
Total interest income              1,494      --           (9)     1,485
                                 -------   -------    -------    -------

Interest Expense:
Savings and money
  market deposits                    242       125          9        376
Time deposits                         37         3       --           40
                                 -------   -------    -------    -------
Total interest expense               279       128          9        416
                                 -------   -------    -------    -------
Increase (decrease) in net
  interest income                $ 1,215   $  (128)   $   (18)   $ 1,069
                                 =======   =======    =======    =======

(1)  Tax-equivalent basis.
(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $1,069,000, or 9.9%, from $10,774,000 for the six months ended June 30, 1997 to $11,843,000 for the comparable period in 1998. As can be seen from the above rate/volume analysis, the increase is comprised of a positive volume variance of $1,215,000 and negative rate and rate/volume variances of $128,000 and $18,000, respectively.

     The positive volume variance was primarily caused by growth in average checking deposits and stockholders' equity and the use of such funds to purchase investment securities and originate loans. When comparing the first six months of 1998 to the like period in 1997, average checking deposits increased by $21,183,000, or 16.8%, and average stockholders' equity increased by $5,599,000, or 10.2%.

      Also contributing to the positive volume variance, but to a lesser extent, was growth in savings and money market deposits. The resulting funds were primarily used to increase the Bank's overnight position in federal funds sold. When comparing the first six months of 1998 to the same period in 1997, average savings and money market deposits increased by $15,565,000, or 6.9%.

Funding interest-earning asset growth with growth in checking deposits and capital has a greater impact on net interest income than funding such growth with interest-bearing deposits because checking deposits and capital, unlike interest-bearing deposits,
have  no  associated   interest  cost.  The  growth  of  checking  balances  has
historically been one of the Corporation's key strategies for increasing earnings per share.

     The Bank's calling programs are a significant factor that favorably impacted the growth in average checking balances noted when comparing the first six months of 1998 to the same period last year, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also attributable to the Bank's attention to customer service and local economic conditions.

     Net interest spread and yield were 3.75% and 5.14%, respectively, for the first six months of 1998 as compared to 3.89% and 5.16%, respectively, for the same period in 1997. It would appear that the principal causes for the decreases in spread and yield are pressure on loan rates brought about by competitive pricing and reduced yield on the Bank's investment securities portfolio.

Allowance and Provision For Loan Losses

     The allowance for loan losses was $3,652,000 at June 30, 1998 as compared to $3,579,000 at December 31, 1997, representing 2.2% and 2.3% of total loans, respectively, and 45.7 times and 8.3 times the total of nonaccruing loans and loans past due 90 days or more as to principal and interest and still accruing, respectively. The change in the allowance during the first six months of 1998 is due to recoveries of $250,000, chargeoffs of $77,000, and a $100,000 credit in the provision for loan losses.

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

     In the second quarter of 1998, the Bank sold a nonaccruing loan for $261,000 more than its carrying value. The excess proceeds were more than sufficient to fully recover prior chargeoffs on the loan of $241,000. The recovery increased the level of the allowance for loan losses beyond what management currently deems necessary to absorb possible future losses on existing loans. As a result, management reduced the level of the allowance by $100,000 with an offsetting credit to the provision for loan losses.

The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent 78.9% of total loans outstanding at June 30, 1998. Since 1987, environmental audits have been instituted on commercial properties, and the incidence and scope of these audits has been increased over the succeeding years. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. As shown in the table that follows, the total level of risk elements decreased from $437,000 at December 31, 1997 to $80,000 at June 30, 1998. The reduction is primarily due to the resolution of several nonaccruing loans.

                                                               June 30,   December 31,
                                                                 1998         1997
                                                               --------    --------
                                                               (dollars in thousands)

Nonaccruing loans                                              $     76    $    382
Foreclosed real estate                                             --          --
                                                               --------    --------
  Total nonperforming assets                                         76         382
Troubled debt restructurings                                       --             6
Loans past due 90 days or more as to
  principal or interest payments and still accruing                   4          49
                                                               --------    --------
  Total risk elements                                          $     80    $    437
                                                               ========    ========

Nonaccruing loans as a percentage of total loans                    .05%        .25%
                                                               ========    ========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate                                        .05%        .25%
                                                               ========    ========
Risk elements as a percentage of total loans and
  foreclosed real estate                                            .05%        .28%
                                                               ========    ========

Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Service charge income increased by $244,000, or 19.4%, from $1,260,000 for the first half of 1997 to $1,504,000 for the same period in 1998. The increase is largely comprised of increases in insufficient funds charges, unavailable funds charges, and maintenance/activity charges.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $482,000, or 6.8%, from $7,073,000 for the first half of 1997 to $7,555,000 for the same period in 1998. A significant portion of the increase resulted from an increase in salaries of $280,000, or 8.5%. Salaries increased largely because of normal annual salary increases and an increase in the number of
full-time-equivalent   employees.  The  opening  of  a  full-
service branch in Rockville Centre, Nassau County, Long Island in February of 1998 (the Bank simultaneously closed its Rockville Centre commercial banking office) contributed to the increase in staff.

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

     The Bank plans to upgrade various equipment, particularly in its branch system, to better serve its customers and improve the efficiency of its operations. Such upgrades are expected to be made in 1998 and 1999, and will have a negative effect on results of operations as the new items replace ones that are fully-depreciated. The magnitude of the impact is not expected to be material to the Corporation's results of operations, financial position, or liquidity.

     Income tax expense as a percentage of book income was 32.2% and 32.9% for the first six months of 1998 and 1997, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 1998 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities.

Results of Operations - Three Months Ended June 30, 1998 Versus Three Months Ended June 30, 1997

     Net income for the second quarter of 1998 was $2,135,000, or $.67 per share, as compared to $1,869,000, or $.59 per share, for the same quarter in 1997. When comparing the second quarter of 1998 to the same quarter in 1997, net interest income increased by $491,000 and noninterest income increased by $245,000. The positive effect of these changes was partially offset by increases in noninterest expense and income tax expense of $336,000 and $134,000, respectively.

     The significant reasons for the changes in net interest income, noninterest income, and noninterest expense are substantially the same as those discussed above with regard to the six month periods.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well-capitalized bank. The following table sets forth the Corporation's capital ratios at June 30, 1998 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at June 30, 1998 substantially exceed the requirements for a well-capitalized bank.


                                                            Regulatory Standards
                                         Corporation's    --------------------------
                                       Capital Ratios at     Well       Adequately
                                       June 30, 1998      Capitalized   Capitalized
                                      -----------------   ------------  ------------
Total  Risk-Based Capital Ratio            32.54%            10.00%         8.00%
Tier 1 Risk-Based Capital Ratio            31.28              6.00          4.00
Tier 1 Leverage Capital Ratio              12.24              5.00          4.00

    Total stockholders' equity increased by $2,504,000, or from $58,966,000 at December 31, 1997 to $61,470,000 at June 30, 1998. The increase in stockholders' equity is primarily attributable to the combined effect of net income of $4,062,000, repurchases of common stock amounting to $968,000, and cash dividends declared of $838,000.

Cash Flows and Liquidity

     Cash Flows. During the six months ended June 30, 1998, cash and cash equivalents increased by $3,763,000. This increase, along with growth in the investment securities portfolio of $13,506,000, growth in the loan portfolio of $10,007,000, cash dividends paid of $830,000, repurchases of common stock under the Corporation's stock repurchase program of $968,000, and capital expenditures of $518,000 were primarily funded by $3,741,000 in cash provided by operations and $25,705,000 in cash provided by deposit growth.

     During the first six months of 1998, commercial and industrial loans increased by $3,185,000, loans secured by residential real estate increased by $4,562,000, and commercial mortgages increased by $2,742,000. These increases, when taken together with a decrease in consumer loans of $1,472,000, are the primary reason for the growth in the loan portfolio during the first half of 1998.

      As reflected in the accompanying consolidated balance sheet, the $25,705,000 growth in deposits is comprised of increases in checking deposits and total interest-bearing deposits of $13,653,000 and $12,052,000, respectively. The increase in interest-bearing deposits is primarily attributable to growth in money market balances.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold, its short-term investment securities portfolio which consists of securities purchased to mature within approximately one year, maturities and monthly payments on the balance of the investment securities portfolio, and investment securities designated as available-for-sale. At June 30, 1998, the Corporation had $57,500,000 in federal funds sales, a short-term securities portfolio of $9,379,000, and available-for-sale securities of $71,560,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings and money market accounts. Such accounts comprised 90.6% of total deposits at June 30, 1998, while time deposits of $100,000 and over and other time deposits comprised only 3.4% and 6.0%, respectively.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting For Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 will not impact the Corporation's accounting or disclosures.

Other Matters

     Year 2000. The Bank has established formal processes for identifying, assessing, and managing the Year 2000 risks posed by its third party data processing providers, software vendors, hardware vendors, and internal bank activities. Testing of internal systems and testing with third party data processing providers is expected to be substantially complete by December 31, 1998 and March 31, 1999, respectively.

     In addition to vendors and internal bank activities, the Bank is currently analyzing the Year 2000 risks posed by its customers. Assessment of individual customers' Year 2000 risk and their impact on the Bank should be substantially complete by the end of the third quarter of 1998.

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

     Pending Legislation. There are bills currently pending in Congress that would allow customers to cover checks by sweeping funds from interest-bearing accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in 2001. There is also a bill(s) that was introduced that would repeal the prohibition of the payment of interest on corporate checking deposits immediately. Corporate checking deposits currently account for approximately 26% of the Bank's total deposits. Although management currently believes that the Bank's earnings could be more severely impacted by the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

PART II.          OTHER INFORMATION

ITEM 1.           NONE

ITEM 2.           NONE

ITEM 3.           NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of The First of Long Island Corporation (the "Corporation") held April 21, 1998 was called to elect three directors to serve for two-year terms and until their successors have been elected and qualified.

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

-------------------------------------------------------------------------------
                                                      Number of Votes
                                           ------------------------------------
           Directors Elected At
              Annual Meeting                    Cast For             Withheld
-------------------------------------------------------------------------------
Paul T. Canarick                                2,416,368             11,310
Beverly Ann Gehlmeyer                           2,420,301              8,973
J. William Johnson                              2,419,446              9,258
-------------------------------------------------------------------------------

         The name of each other director whose term of office as a director continued after the annual meeting is as follows:

                                   Term as Director
Name                                   Expires
-------------------------          ----------------
Howard Thomas Hogan, Jr.                 1999
J. Douglas Maxwell, Jr.                  1999
John R. Miller III                       1999
Walter C. Teagle III                     1999

ITEM 5.  NONE

ITEM 6. (a) Exhibits: Exhibit 27 - Financial Data Schedule is submitted herewith
        (b) Reports on Form 8-K - NONE

                                   SIGNATURES


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   THE FIRST OF LONG ISLAND CORPORATION
                                  -------------------------------------
                                   (Registrant)


DATE: August 10, 1998             /S/ J. WILLIAM JOHNSON
     ----------------             -------------------------------------
                                  J. WILLIAM JOHNSON, PRESIDENT
                                   (principal executive officer)


                                   /S/ MARK D. CURTIS
                                   ------------------------------------
                                   MARK D. CURTIS
                                   SENIOR VICE PRESIDENT AND TREASURER
                                   (principal financial and accounting officer)