Form 10-Q
period 1998-09-30
FIRST OF LONG ISLAND CORP
filed 1998-11-12
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ______________________

                         Commission file number 0-12220

                      THE FIRST OF LONG ISLAND CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            NEW YORK                                       11-2672906
  (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

10 Glen Head Road, Glen Head, New York                                   11545
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code (516) 671-4900

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                            OUTSTANDING AT NOVEMBER 3, 1998
Common stock, par value                                    3,096,744
    $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                               SEPTEMBER 30, 1998
                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.   CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                         1

          CONSOLIDATED STATEMENTS OF INCOME
          NINE AND THREE MONTHS ENDED
            SEPTEMBER 30, 1998 AND 1997                                    2

          CONSOLIDATED STATEMENTS OF CHANGES IN
            STOCKHOLDERS' EQUITY
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                    3

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                    4

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       5

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    6-14

PART II.  OTHER INFORMATION                                                15

SIGNATURES                                                                 16

================================================================================
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                September 30,             December 31,
                                                                                    1998                      1997
                                                                                -------------            -------------
Assets:
   Cash and due from banks ................................................    $  13,856,000             $  13,343,000
   Federal funds sold .....................................................       55,000,000                60,500,000
                                                                               -------------             -------------
     Cash and cash equivalents ............................................       68,856,000                73,843,000
                                                                               -------------             -------------
   Investment securities:
          Held-to-maturity, at amortized cost (approximate fair
             value of $193,411,000 and $192,357,000) ......................      188,594,000               190,577,000
          Available-for-sale, at fair value (amortized cost
             of $79,240,000 and $56,052,000) ..............................       81,702,000                56,844,000
                                                                               -------------             -------------
                                                                                 270,296,000               247,421,000
                                                                               -------------             -------------
   Loans:
          Commercial and industrial .......................................       28,443,000                25,686,000
          Secured by real estate ..........................................      132,996,000               121,620,000
          Consumer ........................................................        6,011,000                 7,152,000
          Other ...........................................................        3,440,000                 1,101,000
                                                                               -------------             -------------
                                                                                 170,890,000               155,559,000
          Unearned income .................................................         (912,000)                 (829,000)
                                                                               -------------             -------------
                                                                                 169,978,000               154,730,000
          Allowance for loan losses .......................................       (3,648,000)               (3,579,000)
                                                                               -------------             -------------
                                                                                 166,330,000               151,151,000
                                                                               -------------             -------------
   Bank premises and equipment ............................................        5,581,000                 5,037,000
   Deferred income tax benefits ...........................................           64,000                   785,000
   Other assets ...........................................................        7,102,000                 6,437,000
                                                                               -------------             -------------
                                                                               $ 518,229,000             $ 484,674,000
                                                                               =============             =============
Liabilities:
   Deposits:
          Checking ........................................................    $ 155,937,000             $ 142,848,000
          Savings and money market ........................................      257,985,000               242,579,000
          Time, other .....................................................       25,242,000                26,726,000
          Time, $100,000 and over .........................................       12,273,000                10,606,000
                                                                               -------------             -------------
                                                                                 451,437,000               422,759,000
   Accrued expenses and other liabilities .................................        2,393,000                 2,764,000
   Income taxes payable ...................................................          247,000                   185,000
                                                                               -------------             -------------
                                                                                 454,077,000               425,708,000
                                                                               -------------             -------------
Commitments and Contingent Liabilities

 Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 3,096,744 and 3,113,061 shares .............          309,000                   311,000
   Surplus ................................................................        4,368,000                 5,471,000
   Retained earnings ......................................................       58,021,000                52,717,000
                                                                               -------------             -------------
                                                                                  62,698,000                58,499,000
   Accumulated other comprehensive income, net of tax .....................        1,454,000                   467,000
                                                                               -------------             -------------
                                                                                  64,152,000                58,966,000
                                                                               -------------             -------------
                                                                               $ 518,229,000             $ 484,674,000
                                                                               =============             =============

See notes to consolidated financial statements

================================================================================
CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                                             Nine Months Ended September 30,        Three Months Ended September 30,
                                                             --------------------------------       --------------------------------
                                                                 1998                1997               1998               1997
                                                             ------------        ------------       ------------       -------------
Interest income:
    Loans ............................................       $ 10,852,000        $ 10,275,000       $  3,688,000       $  3,520,000
    Investment securities:
        Taxable ......................................          9,047,000           8,797,000          3,053,000          2,968,000
        Nontaxable ...................................          2,234,000           1,538,000            818,000            545,000
    Federal funds sold ...............................          2,161,000           1,836,000            851,000            789,000
                                                             ------------        ------------       ------------       ------------
                                                               24,294,000          22,446,000          8,410,000          7,822,000
                                                             ------------        ------------       ------------       ------------
Interest expense:
    Savings and money market deposits ................          5,972,000           5,365,000          2,112,000          1,881,000
    Time deposits ....................................          1,430,000           1,406,000            479,000            495,000
                                                             ------------        ------------       ------------       ------------
                                                                7,402,000           6,771,000          2,591,000          2,376,000
                                                             ------------        ------------       ------------       ------------
        Net interest income ..........................         16,892,000          15,675,000          5,819,000          5,446,000
Provision for loan losses (credit) ...................           (100,000)           (100,000)                --                 --
                                                             ------------        ------------       ------------       ------------
        Net interest income after provision
            for loan losses (credit) .................         16,992,000          15,775,000          5,819,000          5,446,000
                                                             ------------        ------------       ------------       ------------

Noninterest income:
    Trust Department income ..........................            977,000             865,000            342,000            283,000
    Service charges on deposit account ...............          2,226,000           1,940,000            722,000            680,000
    Other ............................................            372,000             331,000            138,000            140,000
                                                             ------------        ------------       ------------       ------------
                                                                3,575,000           3,136,000          1,202,000          1,103,000
                                                             ------------        ------------       ------------       ------------
Noninterest expense:
    Salaries .........................................          5,432,000           4,957,000          1,875,000          1,680,000
    Employee benefits ................................          2,061,000           1,892,000            699,000            599,000
    Occupancy and equipment expense ..................          1,531,000           1,390,000            527,000            464,000
    Other operating expenses .........................          2,497,000           2,354,000            865,000            777,000
                                                             ------------        ------------       ------------       ------------
                                                               11,521,000          10,593,000          3,966,000          3,520,000
                                                             ------------        ------------       ------------       ------------
        Income before income taxes ...................          9,046,000           8,318,000          3,055,000          3,029,000
Income tax expense ...................................          2,890,000           2,738,000            961,000            997,000
                                                             ------------        ------------       ------------       ------------
        Net income ...................................       $  6,156,000        $  5,580,000       $  2,094,000       $  2,032,000
                                                             ============        ============       ============       ============
Weighted average:
    Common shares ....................................          3,108,669           3,120,759          3,101,932          3,108,434
    Dilutive stock options ...........................             67,987              63,993             67,220             62,192
                                                             ------------        ------------       ------------       ------------
                                                                3,176,656           3,184,752          3,169,152          3,170,626
                                                             ============        ============       ============       ============
Earnings per share:
    Basic ............................................       $       1.98        $       1.79       $        .68       $        .65
                                                             ============        ============       ============       ============
    Diluted ..........................................       $       1.94        $       1.75       $        .66       $        .64
                                                             ============        ============       ============       ============


See notes to consolidated financial statements

================================================================================
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLKERS' EQUITY
================================================================================

                                      ----------------------------------------------------------------------------------------------
                                                                 Nine Months Ended September 30, 1998
                                      ----------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                           Common Stock                        Compre-                     Compre-
                                      ----------------------                   hensive       Retained      hensive
                                        Shares      Amount       Surplus       Income        Earnings       Income         Total
                                      ----------   ---------   -----------   -----------   ------------   ----------   -------------
Balance, January 1, 1998 ............  3,113,061   $ 311,000   $ 5,471,000                 $ 52,717,000   $  467,000   $ 58,966,000
   Net Income .......................                                        $ 6,156,000      6,156,000                   6,156,000
   Repurchase and retirement
     of common stock ................    (28,285)     (3,000)   (1,353,000)                                              (1,356,000)
   Exercise of stock options ........     11,968       1,000       159,000                                                  160,000
   Unrealized gains on available-
     for-sale-securities, net of
     tax of $684,000 ................                                            987,000                     987,000        987,000
                                                                             -----------
   Comprehensive income .............                                        $ 7,143,000
                                                                             ===========
   Cash dividends declared -
     $.27 per share .................                                                          (838,000)                   (838,000)
   Cash in lieu of fractional
     shares on 3-for-2 stock split...                                                           (14,000)                    (14,000)
   Tax benefit of stock options .....                               91,000                                                   91,000
                                       ---------   ---------   -----------                 ------------   ----------   ------------
Balance, September 30, 1998 .........  3,096,744   $ 309,000   $ 4,368,000                 $ 58,021,000   $1,454,000   $ 64,152,000
                                       =========   =========   ===========                 ============   ==========   ============

                                      ----------------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30, 1997
                                      ----------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                           Common Stock                        Compre-                     Compre-
                                      ----------------------                   hensive       Retained      hensive
                                        Shares      Amount       Surplus       Income        Earnings       Income         Total
                                      ----------   ---------   -----------   -----------   ------------   ----------   -------------
Balance, January 1, 1997 ............  2,088,784   $ 209,000   $ 6,924,000                 $ 46,733,000   $ 303,000    $ 54,169,000
   Net Income .......................                                        $ 5,580,000      5,580,000                   5,580,000
   Repurchase and retirement
     of common stock ................    (41,846)     (4,000)   (1,786,000)                                              (1,790,000)
   Exercise of stock options ........     23,036       2,000       407,000                                                  409,000
   Unrealized gains on available-
     for-sale-securities, net of
     tax of $65,000 .................                                              8,000                      8,000           8,000
                                                                             -----------
   Comprehensive income .............                                        $ 5,588,000
                                                                             ===========
   Cash dividends declared -
     $.23 per share .................                                                          (709,000)                   (709,000)
   Tax benefit of stock options .....                              174,000                                                  174,000
                                       ---------   ---------   -----------                 ------------   ---------    ------------
Balance, September 30, 1997 ........   2,069,974   $ 207,000   $ 5,719,000                 $ 51,604,000   $ 311,000    $ 57,841,000
                                       =========   =========   ===========                 ============   =========    ============

See notes to consolidated financial statements

================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                   1998            1997
                                                                              --------------   --------------
Cash Flows From Operating Activities:
   Net income ..............................................................   $  6,156,000    $  5,580,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses (credit) ....................................       (100,000)       (100,000)
     Deferred income tax provision .........................................         37,000         146,000
     Depreciation and amortization .........................................        518,000         443,000
     Premium amortization (discount accretion) on investment securities, net       (132,000)       (667,000)
     Decrease in prepaid income taxes ......................................             --           1,000
     Increase in other assets ..............................................       (665,000)       (327,000)
     Increase in accrued expenses and other liabilities ....................        459,000         325,000
     Increase in income taxes payable ......................................        153,000         214,000
                                                                               ------------    ------------
        Net cash provided by operating activities ..........................      6,426,000       5,615,000
                                                                               ------------    ------------

Cash Flows From Investing Activities:
   Proceeds from maturities and redemptions of investment securities:
     Held-to-maturity ......................................................     48,022,000      39,261,000
     Available-for-sale ....................................................      4,260,000       4,343,000
   Purchase of investment securities:
     Held-to-maturity ......................................................    (45,742,000)    (52,727,000)
     Available-for-sale ....................................................    (27,612,000)     (6,732,000)
   Net increase in loans to customers ......................................    (15,079,000)       (526,000)
   Purchases of bank premises and equipment ................................     (1,062,000)       (280,000)
                                                                               ------------    ------------
        Net cash used in investing activities ..............................    (37,213,000)    (16,661,000)
                                                                               ------------    ------------

Cash Flows From Financing Activities:
   Net increase in total deposits ..........................................     28,678,000      34,700,000
   Proceeds from exercise of stock options .................................        160,000         409,000
   Repurchase and retirement of common stock ...............................     (1,356,000)     (1,790,000)
   Cash dividends paid .....................................................     (1,668,000)     (1,419,000)
   Cash in lieu of fractional shares on 3-for-2 stock split ................        (14,000)             --
                                                                               ------------    ------------
        Net cash provided by financing activities ..........................     25,800,000      31,900,000
                                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents .......................     (4,987,000)     20,854,000
Cash and cash equivalents, beginning of year ...............................     73,843,000      57,430,000
                                                                               ------------    ------------
Cash and cash equivalents, end of period ...................................   $ 68,856,000    $ 78,284,000
                                                                               ============    ============

Supplemental Schedule of Noncash:
Investing Activities
   Unrealized gains on available-for-sale securities .......................   $  1,671,000    $     73,000
   Transfer of available-for-sale securities to held-to-maturity category ..             --      28,886,000
Financing Activities
   Tax benefit from exercise of employee stock options .....................         91,000         174,000

The Corporation made interest payments of $7,386,000 and $6,731,000 and income tax payments of $2,700,000 and $2,379,000 during the nine months ended September 30, 1998 and 1997, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                               SEPTEMBER 30, 1998
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended September 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1997 consolidated balance sheet was derived from the Company's December 31, 1997 audited consolidated financial statements.

2. EARNINGS PER SHARE

     Earnings per share data for the nine and three months ended September 30, 1997 have been adjusted to reflect the 3-for-2 stock split paid February 2, 1998 and restated to conform to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

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

Overview

     The Corporation earned $1.94 per share for the first nine months of 1998 as compared to $1.75 for the same period last year, an increase of approximately 11%. Based on year-to-date 1998 net income of $6,156,000, the Corporation returned 1.64% on average total assets and 13.38% on average total equity. This compares to returns on assets and equity of 1.64% and 13.45%, respectively, for the same period last year. Total assets, deposits, and capital grew by 8.2%, 7.7%, and 10.9%, respectively, when comparing balances at September 30, 1998 to those at September 30, 1997. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

     The most significant factor favorably affecting earnings for the first nine months of 1998 when compared to the same period last year was growth in average checking balances. Average checking balances were approximately $151.8 million for the first nine months of 1998 as compared to $130.2 million for the same period last year, an increase of 16.5%. Earnings were also favorably impacted by a 14.0% increase in noninterest income.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                     Nine Months Ended September 30,
                                               ------------------------------------------------------------------------------
                                                                 1998                                     1997
                                               ------------------------------------      ------------------------------------
                                                Average                     Average       Average                     Average
                                                Balance        Interest      Rate         Balance        Interest      Rate
                                               ---------       --------     -------      ---------       --------     -------
                                                                          (dollars in thousands)
Assets
Federal funds sold ......................      $  53,367       $  2,161      5.41%       $  45,377       $  1,836      5.41%
Investment Securities
  Taxable ...............................        194,656          9,047      6.21          186,807          8,797      6.30
  Nontaxable (1) ........................         65,967          3,385      6.84           44,504          2,330      6.98
Loans (1)(2) ............................        162,013         10,911      9.00          153,450         10,324      9.00
                                               ---------       --------     -----        ---------       --------     -----
Total interest-earning assets ...........        476,003         25,504      7.16          430,138         23,287      7.24
                                                               --------     -----                        --------     -----
Allowance for loan losses ...............         (3,641)                                   (3,600)
                                               ---------                                 ---------
Net interest-earning assets .............        472,362                                   426,538
Cash and due from banks .................         17,090                                    16,726
Premises and equipment, net .............          5,267                                     4,955
Other assets ............................          7,181                                     6,395
                                               ---------                                 ---------
                                               $ 501,900                                 $ 454,614
                                               =========                                 =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits .......      $ 246,655          5,972      3.24        $ 226,754          5,365      3.16
Time deposits ...........................         39,202          1,430      4.88           39,824          1,406      4.72
                                               ---------       --------     -----        ---------       --------     -----
Total interest-bearing deposits .........        285,857          7,402      3.46          266,578          6,771      3.40
                                               ---------       --------     -----        ---------       --------     -----
Checking deposits (3) ...................        151,769                                   130,226
Other liabilities .......................          2,755                                     2,331
                                               ---------                                 ---------
                                                 440,381                                   399,135
Stockholders' equity ....................         61,519                                    55,479
                                               ---------                                 ---------
                                               $ 501,900                                 $ 454,614
                                               =========                                 =========

Net interest income (1) .................                      $ 18,102                                  $ 16,516
                                                               ========                                  ========
Net interest spread (1) .................                                    3.70%                                     3.84%
                                                                            =====                                     =====
Net interest yield (1) ..................                                    5.08%                                     5.13%
                                                                            =====                                     =====

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 for the first nine months of 1998 and 1997 based on a Federal income tax rate of 34%.

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


                                           Nine Months Ended September 30,
                                     ------------------------------------------
                                                  1998 Versus 1997
                                       Increase (decrease) due to changes in:
                                     ------------------------------------------
                                                              Rate/        Net
                                     Volume       Rate      Volume (2)   Change
                                     -------     -------    ----------   ------
                                                  (in thousands)
Interest Income:
Federal funds sold ..............    $   323     $     1     $     1     $   325
Investment securities:
  Taxable .......................        370        (115)         (5)        250
  Nontaxable (1) ................      1,124         (46)        (23)      1,055
Loans (1) .......................        576          10           1         587
                                     -------     -------     -------     -------
Total interest income ...........      2,393        (150)        (26)      2,217
                                     -------     -------     -------     -------
Interest Expense:
Savings and money
  market deposits ...............        471         125          11         607
Time deposits ...................        (22)         47          (1)         24
                                     -------     -------     -------     -------
Total interest expense ..........        449         172          10         631
                                     -------     -------     -------     -------
Increase (decrease) in net
  interest income ...............    $ 1,944     $  (322)    $   (36)    $ 1,586
                                     =======     =======     =======     =======

(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $1,586,000, or 9.6%, from $16,516,000 for the nine months ended September 30, 1997 to $18,102,000 for the comparable period in 1998. As can be seen from the above rate/volume analysis, the increase is comprised of a positive volume variance of $1,944,000 and negative rate and rate/volume variances of $322,000 and $36,000, respectively.

     The positive volume variance was largely caused by growth in average checking deposits and stockholders' equity and the use of such funds to purchase investment securities and originate loans. When comparing the first nine months of 1998 to the like period in 1997, average checking deposits increased by $21,543,000, or 16.5%, and average stockholders' equity increased by $6,040,000, or 10.9%.

     Also contributing to the positive volume variance was growth in savings and money market deposits. The resulting funds were used to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first nine months of 1998 to the same period in 1997, average savings and money market deposits increased by $19,901,000, or 8.8%.

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

     The Bank's calling programs are a significant factor that favorably impacted the growth in average checking balances noted when comparing the first nine months of 1998 to the same period last year, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also attributable to the Bank's attention to customer service and local economic conditions.

     Net interest spread and yield were 3.70% and 5.08%, respectively, for the first nine months of 1998 as compared to 3.84% and 5.13%, respectively, for the same period in 1997. It would appear that the principal causes for the decreases in spread and yield are pressure on loan rates brought about by competitive pricing and reduced yield on the Bank's investment securities portfolio.

Allowance and Provision For Loan Losses

     The allowance for loan losses was $3,648,000 at September 30, 1998 as compared to $3,579,000 at December 31, 1997, representing 2.1% and 2.3% of total loans, respectively, and 11.4 times and 8.3 times the total of nonaccruing loans and loans past due 90 days or more as to principal and interest and still accruing, respectively. The change in the allowance during the first nine months of 1998 is due to recoveries of $256,000, chargeoffs of $87,000, and a $100,000 credit in the provision for loan losses.

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

     During 1998, the Bank realized $261,000 more than the carrying value of a nonaccruing loan. The excess proceeds were more than sufficient to fully recover prior chargeoffs on the loan of $241,000. The recovery increased the level of the allowance for loan losses beyond what management deemed necessary to absorb possible future losses on existing loans. As a result, management reduced the level of the allowance by $100,000 with an offsetting credit to the provision for loan losses.

     The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent 78.2% of total loans outstanding at September 30, 1998. Since 1987, environmental audits have been instituted on commercial properties and the incidence and scope of these audits has been increased over the succeeding years. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. As shown in the table that follows, the total level of risk elements has not changed substantially since December 31, 1997.


                                                                        September 30,     December 31,
                                                                            1998              1997
                                                                        -------------     ------------
                                                                             (dollars in thousands)
Nonaccruing loans ...................................................   $         316     $        382
Foreclosed real estate ..............................................              --               --
                                                                        -------------     ------------
  Total nonperforming assets ........................................             316              382
Troubled debt restructurings ........................................              --                6
Loans past due 90 days or more as to
  principal or interest payments and still accruing .................               3               49
                                                                        -------------     ------------
  Total risk elements ...............................................   $         319     $        437
                                                                        =============     ============
Nonaccruing loans as a percentage of total loans ....................            .19%             .25%
                                                                        =============     ============
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ........................................            .19%             .25%
                                                                        =============     ============
Risk elements as a percentage of total loans and
  foreclosed real estate ............................................            .19%             .28%
                                                                        =============     ============


 Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Service charge income increased by $286,000, or 14.7%, from $1,940,000 for the first nine months of 1997 to $2,226,000 for the same period in 1998. The increase is largely comprised of increases in insufficient funds charges, unavailable funds charges, and maintenance/activity charges.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $928,000, or 8.8%, from $10,593,000 for the first nine months of 1997 to $11,521,000 for the same period in 1998. A significant portion of the increase resulted from an increase in salaries of $475,000, or 9.6%. Salaries increased largely because of normal annual salary increases and an increase in the number of full-time-equivalent employees. The opening of a full-service branch in Rockville Centre, Nassau County, Long Island in February of 1998 (the Bank simultaneously closed its Rockville Centre commercial banking office) and the opening of two new commercial banking offices in Suffolk County, Long Island in the third quarter of 1998 contributed to the increase in staff.

     In addition to the new full-service branch and commercial banking offices discussed above, the Bank has received approval from the Office of the Comptroller of the Currency to open an additional commercial banking office. Although the new locations are expected to positively impact results of operations on a longer-term basis, the near-term impact will be negative as a result of start-up expenses, increased marketing efforts, and operating expenses incurred while a customer base is being built. Based on available information, management does not expect the magnitude of the near-term impact to be material to the Corporation's results of operations, financial position, or liquidity.

     The Bank is in the process of upgrading various equipment, particularly in its branch system, to better serve its customers and improve the efficiency of its operations. Such upgrades are expected to be completed in 1999, and will have a negative effect on results of operations as the new items replace ones that are fully-depreciated. The magnitude of the impact is not expected to be material to the Corporation's results of operations, financial position, or liquidity.

     Income tax expense as a percentage of book income was 31.9% and 32.9% for the first nine months of 1998 and 1997, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 1998 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities.

Results of Operations - Three Months Ended September 30, 1998 Versus Three Months Ended September 30, 1997

     Net income for the third quarter of 1998 was $2,094,000, or $.66 per share, as compared to $2,032,000, or $.64 per share, for the same quarter in 1997. When comparing the third quarter of 1998 to the same quarter in 1997, net interest income increased by $373,000, noninterest income increased by $99,000, and income tax expense decreased by $36,000. The positive effect of these changes was largely offset by an increase in noninterest expense of $446,000. The significant reasons for the changes in net interest income, noninterest income, and noninterest expense are substantially the same as those discussed above with regard to the nine-month periods.

     It should be noted that the first two quarters of 1998 showed larger increases over the comparable prior year quarters than did the third quarter of 1998 because of an acceleration of earnings in the third quarter of 1997 over the first two quarters. Earnings accelerated in the third quarter of 1997 primarily because of strong growth in checking balances.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well-capitalized bank. The following table sets forth the Corporation's capital ratios at September 30, 1998 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at September 30, 1998 substantially exceed the requirements for a well-capitalized bank.


                                                                        Regulatory Standards
                                                 Corporation's       --------------------------
                                               Capital Ratios at        Well         Adequately
                                               September 30, 1998    Capitalized    Capitalized
                                               ------------------    -----------    -----------
Total  Risk-Based Capital Ratio .............        32.39%             10.00%          8.00%
Tier 1 Risk-Based Capital Ratio .............        31.14               6.00           4.00
Tier 1 Leverage Capital Ratio ...............        12.02               5.00           4.00


     Total stockholders' equity increased by $5,186,000, or from $58,966,000 at December 31, 1997 to $64,152,000 at September 30, 1998. The increase in stockholders' equity is primarily attributable to the net effect of net income of $6,156,000, unrealized gains on available-for-sale securities of $987,000, repurchases of common stock amounting to $1,356,000, and cash dividends declared of $838,000.

Cash Flows and Liquidity

     Cash Flows. During the nine months ended September 30, 1998, cash and cash equivalents decreased by $4,987,000. The resulting cash, along with cash provided by deposit growth and operations of $28,678,000 and $6,426,000, respectively, were the primary sources of funding growth in the investment securities portfolio of $21,072,000, growth in the loan portfolio of $15,079,000, cash dividends paid of $1,668,000, repurchases of common stock under the Corporation's stock repurchase program of $1,356,000, and capital expenditures of $1,062,000.

     During the first nine months of 1998, commercial and industrial loans increased by $2,757,000, loans secured by residential real estate increased by $6,614,000, and commercial mortgages increased by $4,762,000. These increases, when taken together with a decrease in consumer loans of $1,141,000, are the primary reason for the growth in the loan portfolio during the first nine months of 1998.

     As reflected in the accompanying consolidated balance sheet, the $28,678,000 growth in deposits is comprised of increases in checking deposits and total interest-bearing deposits of $13,089,000 and $15,589,000, respectively. The increase in interest-bearing deposits is primarily attributable to growth in money market balances.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold, its short-term investment securities portfolio which consists of securities purchased to mature within approximately one year, maturities and monthly payments on the balance of the investment securities portfolio, and investment securities designated as available-for-sale. At September 30, 1998, the Corporation had $55,000,000 in federal funds sales, a short-term securities portfolio of $9,747,000, and available-for-sale securities of $81,702,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings and money market accounts. Such accounts comprised 91.7% of total deposits at September 30, 1998, while time deposits of $100,000 and over and other time deposits comprised only 2.7% and 5.6%, respectively.

     The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

Market Risk

     The Bank  originates  and invests in  interest-earning  assets and solicits interest-bearing deposit accounts. The operations of the Bank are subject to market risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that mature or reprice or are prepaid/withdrawn in specified time periods. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

     Interest rates generally trended lower during the latter part of the third quarter of 1998, which trend was accelerated by the Federal Reserve's decision this fall to twice decrease the federal funds rate. The immediate effect of lower rates on the Bank's net interest income is expected to be positive. However, sustained lower rates should have a negative effect on the Bank's net interest income over time. The reason for this apparent anomaly is that the Bank's interest-bearing deposit accounts, principally money market type savings accounts, reprice faster than associated loans and investment securities. On the other hand, a significant portion of the Bank's loans and investment securities are funded by noninterest-bearing checking accounts and capital, whose costs are not affected by the level of interest rates. As these related loans and investment securities mature or reprice they are replaced or repriced at lower interest yields.

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

Other Matters

     Year 2000. The Bank has established formal processes for identifying, assessing, and managing the Year 2000 risks posed by internal bank activities, vendors, and customers. In the third quarter of 1998, the Bank completed an initial assessment of the risks posed by its customers. Testing of internal systems and testing with significant third party vendors is expected to be substantially complete by December 31, 1998 and March 31, 1999, respectively. During the next fifteen months the Bank will continue to monitor its own internal activities and the plans of its vendors and customers to address the Year 2000 issue. Any identified impact on the Bank will be evaluated.

     The Bank utilizes Fiserv, one of the largest data processing providers for banks and savings institutions, to perform a significant portion of its data processing activities. The Bank is closely monitoring Fiserv's efforts to address the Year 2000 issue and currently expects that Fiserv will be Year 2000 compliant in time for the new millennium. If Fiserv fails in its Year 2000 compliance efforts and the Bank is not given sufficient advance warning, such failure could have a significant adverse impact on the operations of the Bank.

     For internal bank activities, the Bank has certain contingency plans in place and is in the process of developing others where it is deemed appropriate. With respect to significant outside vendors, various contingency plans have been developed and are being considered. A contingency arrangement would be expected to provide the Bank with a backup methodology, plan, or vendor that could be utilized in the event that a Year 2000 failure occurs or the Bank believes that such a failure may occur.

     The Bank is currently upgrading equipment in its branch system to better serve its customers and improve the efficiency of its operations. The timing of the upgrades was accelerated as a result of the Year 2000 issue. The total cost of the upgrades is expected to be approximately $1,500,000, of which approximately $500,000 will be placed in service in fourth quarter of 1998 and the balance in the early part of 1999. Based on current information, management does not expect these costs when taken together with other Year 2000 compliance costs to materially impact the Corporation's future results of operations, financial condition, or liquidity.

     Financial Reform Legislation. Corporate checking deposits currently account for approximately 26% of the Bank's total deposits. During 1998, Congress considered financial reform legislation that would allow customers to cover checks by sweeping funds from interest-bearing accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Neither was enacted in the latest session of Congress. Although management currently believes that the Bank's earnings could be more severely impacted by the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

     Forward Looking Statements. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various forward-looking statements with respect to financial performance and business matters. Such statements are contained in sentences including the words "expect" or "could" or "should". The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

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


                                    THE FIRST OF LONG ISLAND CORPORATION
                                    --------------------------------------------
                                    (Registrant)


DATE: November 4, 1998              By /s/ J. WILLIAM JOHNSON
                                    --------------------------------------------
                                    J. WILLIAM JOHNSON, PRESIDENT
                                    (principal executive officer)


                                    By /s/ MARK D. CURTIS
                                    --------------------------------------------
                                    MARK D. CURTIS
                                    SENIOR VICE PRESIDENT AND TREASURER
                                    (principal financial and accounting officer)