Form 10-K
period 1998-12-31
FIRST OF LONG ISLAND CORP
filed 1999-03-29
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to _____________

                         Commission file Number 0-12220

                      THE FIRST OF LONG ISLAND CORPORATION
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

           New York                                               11-2672906
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

    10 Glen Head Road, Glen Head, NY                                11545
----------------------------------------                         ----------
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

                     Common Stock, $.10 par value per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                            [Cover page 1 of 2 pages]

     The aggregate market value of the Corporation's voting stock (based on the price at which the stock was last sold on March 15, 1999) held by non-affiliates was $109,771,689 (excludes $19,341,857 representing the market value of common stock beneficially owned by directors and executive officers of the Registrant).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at March 15, 1999
----------------------------                       -----------------------------
Common Stock, $.10 par value                                 3,092,540

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts II and IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 1999 are incorporated by reference into Part III.

                            [Cover page 2 of 2 pages]

                                     PART I

ITEM 1.  BUSINESS

General

     The First of Long Island Corporation (the "Registrant" or the "Corporation") was incorporated on February 7, 1984 and on April 30, 1984 acquired 100% of the outstanding common stock of The First National Bank of Long Island (the "Bank"), its sole subsidiary.

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

     The Bank's investment securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities (principally modified pass-through, mortgage-backed securities of Federal agencies), state and municipal securities, and collateralized mortgage obligations. The Bank also regularly sells federal funds on an overnight basis to a number of banking institutions.

     The Bank offers a variety of deposit products having a wide range of interest rates and terms. The principal products include checking accounts, money market accounts, savings accounts, and time deposit accounts.

     In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

     o    ATM Banking

     o    Collection Services

     o    Counter Checks and Certified Checks

     o    Drive-Through Banking

     o    Fixed Rate Annuities

     o    Foreign Drafts

     o    Gift Checks and Personal Money Orders

     o    Merchant Credit Card Depository Services

     o    Mutual Funds

     o    Night Depository Services

     o    Payroll Services

     o    PC Business Banking

     o    Safe Deposit Boxes

     o    Securities Transactions

     o    Signature Guarantee Services

     o    Telephone Banking

     o    Travelers Checks

     o    Trust and Investment Management  Services

     o    U.S. Savings Bonds

     o    Wire Transfers and Foreign Cables

     o    Withholding Tax Depository Services


     The  Trust  and  Investment   Services   Department   provides   investment
management, pension trust, personal trust, estate, and custody services and engages in the sale of mutual funds.

     The Agency is a licensed insurance agency which was organized in 1994 under the laws of the State of New York and is primarily engaged in the sale of fixed rate annuity products.

     During the thirteen month period ended January 31, 1999, the Bank opened four new branch offices in Nassau and Suffolk Counties, Long Island as follows:
(1) a full service branch was opened in Rockville Centre in February 1998 upon simultaneously closing the Bank's Rockville Centre commercial banking office;
(2) a commercial banking office was opened in Hauppauge in August 1998; (3) a commercial banking office was opened in Bohemia in September 1998; and (4) in January 1999, the Bank opened a commercial banking office in Garden City. Unlike the Bank's other commercial banking offices, the Hauppauge and Bohemia offices are located in areas deemed to be mostly industrial. In the coming years, the Bank will continue to search for favorable locations at which to establish new branches, with continued emphasis on the commercial banking unit type.

     In addition to the four new branch locations discussed above, the Bank has a main office located in Huntington, New York, seven other full service offices (Glen Head, Greenvale, Locust Valley, Northport, Old Brookville, Roslyn Heights, Woodbury) and six other commercial banking offices (Great Neck, Hicksville, Lake Success, Mineola, New Hyde Park, Valley Stream), all of which are in Nassau and Suffolk Counties.

     The Bank's revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

     The Bank did not commence, abandon, or significantly change any of its lines of business during 1998.

     The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of large banks such as Fleet Bank, Citibank, Chase Manhattan Bank, Bank of New York, and European American Bank.

Lending Activities

     General. The Bank's loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity loans and lines, construction loans, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, or deposit accounts. Consumer loans include, among other things, student loans guaranteed by the Federal government, auto loans, unsecured home improvement loans, secured and unsecured personal loans, overdraft checking lines, and VISA(R) credit cards.

     The Bank makes both fixed and variable rate loans. Variable rate loans are tied to and reprice with changes in the Bank's prime interest rate, The Wall Street Journal prime interest rate, or U.S. Treasury rates. Commercial mortgage loans are made with terms usually not in excess of fifteen years, while the maximum term on residential mortgage loans is thirty years. Commercial and consumer loans generally mature within five years. The Bank's current practice is to usually lend no more than 75% of appraised value on residential mortgage loans, 65% on home equity loans and lines, and 70% on commercial mortgage loans.

     The risks inherent in the Bank's loan portfolio primarily stem from the following factors: first, loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls; second, the ability of many of the Bank's borrowers to repay their loans is dependent on the strength of the Long Island economy; and finally, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on the strength of the Long Island real estate market and the absence of environmental contamination. The Bank does not have any significant industry concentrations or foreign loans.

     Except for home equity products that have more stringent approval requirements, loans from $300,000 to $500,000 generally require the approval of the Management Loan Committee. All loans in excess of $500,000 require the approval of the Management Loan Committee and two members of the Board Loan Committee, one of whom must be a non-management director.

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

     In  processing  requests for  commercial  mortgage  loans,  the Bank almost always requires an environmental assessment to identify the possibility of environmental contamination on the subject property. The extent of the assessment procedures varies from property to property and is based on factors such as whether or not the subject property is an industrial building or there is a suspected environmental risk based on current or past use.

     Construction Loans. The Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans generally does not exceed one year and advances are made as the construction progresses. The advances usually require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and obtaining title insurance updates to insure that no intervening liens have been placed.

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

     The accrual of interest on loans is generally discontinued when principal or interest payments become past due 90 days or more. As of December 31, 1998, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in "Note C" to its consolidated financial statements.

     Economic conditions in the Bank's market area improved during 1998. Future levels of past due, nonperforming, and restructured loans will be affected by the strength of the local economy.

     Allowance for Loan Losses. The allowance for loan losses is an amount that management currently believes will be adequate to absorb possible future losses on existing loans. Changes in the Bank's allowance for loan losses for each of the five years in the period ended December 31, 1998 and the allocation of the Bank's allowance for loan losses by loan type at the end of each of these years can be found in "Note C - Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     The allowance for loan losses is established through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allocated component of the allowance for loan losses is based on detailed reviews of specific loans, both performing and nonperforming, and is estimated to be the amount required to cover possible future losses on such loans. Loans selected for review during the course of a year will generally include loans previously identified as problems as well as a sample of significant loans, both newly originated and originated in prior years. At the conclusion of a review, a loan will either be rated satisfactory, or, if less than satisfactory, assigned to one of several problem categories. The problem categories, in ascending order of severity, are special mention, substandard, doubtful and loss. The allocated component of the allowance for loan losses is based on the individual characteristics of each problem loan. The unallocated or general component of the allowance, which is designed to cover possible future losses on loans in the portfolio that have not been identified as problems, is primarily based on factors such as the Company's historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks.

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 77% of total loans outstanding at December 31, 1998. Since 1987, environmental audits have been instituted on commercial properties and the incidence and scope of these audits has been increased over the succeeding years. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Investment Activities

     General. The investment policy of the Bank, as approved by the Board of Directors and supervised by both the Board and the Investment Committee, is intended to promote investment practices which are both safe and sound and in full compliance with the Federal Financial Institutions Examination Council (FFIEC) Supervisory Policy Statement on Investment Securities and End-User Derivative Activities and all other applicable regulations. Investment authority will be granted and amended as is necessary by the Board of Directors.

     The Bank's investment decisions seek to maximize income while keeping both credit and market risk at acceptable levels, provide for the Bank's liquidity needs, assist in managing interest rate sensitivity, and provide securities that can be pledged, as needed, to secure deposits or borrowing lines.

     The Bank's investment policy limits individual maturities to fifteen years and average lives, in the case of collateralized mortgage obligations (CMOs) and other mortgage-backed securities, to 10 years. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1. In addition, management periodically reviews issuer credit ratings for all securities in the Bank's portfolio other than those issued by the U.S. government or its agencies. Any deterioration in the creditworthiness of an issuer will be analyzed and appropriate action taken when deemed necessary. The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

     At December 31, 1998, the Bank had net unrealized gains of $3,619,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $4,031,000 and gross unrealized losses of $412,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. The Bank has the intent and ability to hold these securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized. However, the effect of holding securities with unrealized gains or losses is that more or less interest will be earned in future periods than could be earned on securities purchased currently.

     Portfolio Composition. The composition of the Bank's investment portfolio can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     Maturity Information. The maturities and weighted average yields of the Bank's investment securities at December 31, 1998 can be found in "Note B Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     The Bank received dividends on its Federal Reserve Bank stock of $6,924 in 1998 representing a yield of 6.00%.

Sources of Funds

     General. The Bank's primary sources of funds are deposits, retained earnings, collection of principal and interest on loans, maturity and redemption of investment securities, interest earned on investment securities and federal funds sold, and other funds provided from operations.

     The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including "First Class", regular, budget, senior citizen and special checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking, including interest on lawyer accounts (IOLA); three money-market-type products, including a traditional money market savings account, "Select Savings" - a statement savings account that earns a money market rate, and "Diamond Savings" - a passbook savings account that earns a money market rate; traditional statement savings; traditional passbook savings; savings certificates (3 month, 6 month and 1 to 6 year terms); large and jumbo certificates; holiday club accounts; and individual retirement accounts (savings certificates with terms of 1 to 6 years).

     Total certificates of deposits, the majority of which mature within one year, were $38,501,000, or 8.0% of total deposits, at December 31, 1998. Certificates of deposit in amounts of $100,000 or more were $13,055,000 at December 31, 1998, or 2.7% of total deposits.

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

     Remaining Maturities of Time Deposits. The remaining maturities of the Bank's time deposits in amounts of $100,000 or more at December 31, 1998 can be found in "Note E - Deposits" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

Competition

     The heavy concentration of financial institutions in Nassau and Suffolk Counties has led to keen competition for both loans and deposits. Competition in originating commercial loans comes primarily from commercial institutions located in the Bank's market area. The Bank competes for commercial loans on the basis of the quality of service it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it offers.

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

Employees

     As of December 31, 1998, the Bank had 166 full-time equivalent employees and considers employee relations to be satisfactory. Employees of the Bank are not represented by a collective bargaining unit.

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

     The Bank's designated main office is located at 253 New York Avenue, Huntington, New York. Including the main office, the Bank owns a total of ten buildings in fee and occupies ten other facilities under lease arrangements. All of the facilities owned or leased by the Bank are in Nassau and Suffolk Counties, New York.

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

     None were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "FLIC". The table appearing on page (i) of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998 showing the high and low sales prices, by quarter, for the years ended December 31, 1998 and 1997 is incorporated herein by reference.

     On March 15, 1999, there were 3,092,540 shares of the Corporation's common stock outstanding with 788 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

     During 1998 and 1997, the Corporation declared semi-annual cash dividends aggregating $.57 and $.49 per share, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     "Selected Financial Data" appearing on page (i) of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998 is incorporated herein by reference.

     The Corporation's dividend payout ratio was 21.59%, 20.42% and 20.00% for 1998, 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 4 through 13 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing on pages 10 and 11 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent public accountants appearing on pages 15 through 37 of Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "ELECTION OF DIRECTORS" appearing on pages 3 and 4 and "MANAGEMENT" appearing on page 7 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1999 are incorporated herein by reference.

     Mr. Joseph G. Perri, an executive officer of the Corporation, purchased 250 shares of the Corporation's common stock on March 5, 1998. This transaction was not reported timely on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

     "COMPENSATION OF DIRECTORS", "BOARD COMPENSATION COMMITTEE REPORT", "COMPENSATION OF EXECUTIVE OFFICERS", "SUMMARY COMPENSATION TABLE", "COMPENSATION PURSUANT TO PLANS", and "PERFORMANCE GRAPH" appearing on pages 5 and 8 through 16 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1999 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" appearing on Pages 1 through 3 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "TRANSACTIONS   WITH  MANAGEMENT  AND  OTHERS"  appearing  on  page  17  of
Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1999 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

     The following consolidated financial statements of the Corporation and its subsidiary, and Report of Independent Public Accountants thereon, as required by
Item 8 of this report are incorporated herein by reference.

o    Consolidated Balance Sheets - December 31, 1998 and 1997

o    Consolidated Statements of Income - Years ended December 31, 1998, 1997 and
     1996

o Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

o Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

o    Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

     None Applicable.

(a) 3. Listing of Exhibits

     The following exhibits are submitted herewith.

Exhibit No.   Name                                                                               Exhibits
-----------   ----                                                                               --------
3 (i)         Certificate of Incorporation, as amended
3 (ii)        By-laws, as amended
10.1          Incentive Compensation Plan                                                            *
10.2          1986 Stock Option and Appreciation Rights Plan                                         **
10.3          1996 Stock Option and Appreciation Rights Plan                                         ***
10.4          Employment Agreement between Registrant and J. William Johnson, dated January 31, 1996, as amended December 18, 1996, January 2, 1998,
                  and January 6, 1999                                                                ****
10.5          Special Severance Agreement between Registrant and Arthur J. Lupinacci, Jr., dated November 20, 1998
10.6          Special Severance Agreement between Registrant and Donald L. Manfredonia, dated November 20, 1998
10.7          Special Severance Agreement between Registrant and Joseph G. Perri, dated November 20, 1998
10.8          Special Severance Agreement between Registrant and John C. Sansone, dated November 20, 1998
10.9          Special Severance Agreement between Registrant and Richard Kick, dated November 20, 1998
10.10         Special Severance Agreement between Registrant and Mark D. Curtis, dated November 20, 1998
13            Registrant's Annual Report to Shareholders for the fiscal year ended
                December 31, 1998
21            Subsidiary of Registrant
23            Consent of Independent Public Accountants
27            Financial Data Schedule
99            Notice of 1999 Annual Meeting and Proxy Statement                                      *****

* "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 13 and 8, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1999 are incorporated herein by reference.

**Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

*** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

**** Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996 amendment increased Mr. Johnson's base annual salary from $280,000 to $295,000, the January 2, 1998 amendment increased Mr. Johnson's base salary from $295,000 to $307,000, and the January 6, 1999 amendment increased Mr. Johnson's base annual salary from $307,000 to $325,000.

*****The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1999 was submitted in electronic format on March 9, 1999 and is incorporated herein by reference.

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K for the three-month period ended December 31, 1998.

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

                                    THE FIRST OF LONG ISLAND CORPORATION
                                        (Registrant)

Dated: March 22, 1999               By /s/ J. WILLIAM JOHNSON
                                      --------------------------------------
                                       J. WILLIAM JOHNSON, President
                                       (principal executive officer)

                                    By /s/ MARK D. CURTIS
                                      --------------------------------------
                                       MARK D. CURTIS, Senior Vice President
                                       and Treasurer (principal financial
                                       officer and principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures                          Titles                     Date
----------                          ------                     ----

/s/ J. WILLIAM JOHNSON              President, Chairman        MARCH 22, 1999
-----------------------------       of the Board, Chief
J. William Johnson                  Executive Officer


/s/ PAUL T. CANARICK                Director                   MARCH 22, 1999
-----------------------------
Paul T. Canarick


/s/ BEVERLY ANN GEHLMEYER           Director                   MARCH 22, 1999
-----------------------------
Beverly Ann Gehlmeyer


/s/ HOWARD THOMAS HOGAN, JR.        Director                   MARCH 22, 1999
-----------------------------
Howard Thomas Hogan, Jr.


/s/ J. DOUGLAS MAXWELL, JR.         Director                   MARCH 22, 1999
-----------------------------
J. Douglas Maxwell, Jr.


/s/ JOHN R. MILLER III              Director                   MARCH 22, 1999
-----------------------------
John R. Miller III


                                    Director                   MARCH 22, 1999
-----------------------------
Walter C. Teagle III

                                  EXHIBIT INDEX

                                                                                               EXHIBIT BEGINS
                                                                                                ON SEQUENTIAL
EXHIBIT       DESCRIPTION                                                                          PAGE NO.
-------       -----------                                                                      --------------
3 (i)         Certificate of Incorporation, as amended                                               11
3 (ii)        By-laws, as amended                                                                    19
10.1          Incentive Compensation Plan                                                            *
10.2          1986 Stock Option and Appreciation Rights Plan                                         **
10.3          1996 Stock Option and Appreciation Rights Plan                                         ***
10.4          Employment Agreement Between Registrant and J. William Johnson,
                dated January 31, 1996, as amended December 18, 1996, January 2, 1998,
                and January 6, 1999                                                                  ****
10.5          Special Severance Agreement between Registrant and Arthur J. Lupinacci, Jr.,
                dated November 20, 1998                                                              31
10.6          Special Severance Agreement between Registrant and Donald L. Manfredonia,
                dated November 20, 1998                                                              36
10.7          Special Severance Agreement between Registrant and Joseph G. Perri,
                dated November 20, 1998                                                              41
10.8          Special Severance Agreement between Registrant and John C. Sansone,
                dated November 20, 1998                                                              46
10.9          Special Severance Agreement between Registrant and Richard Kick,
                dated November 20, 1998                                                              51
10.10         Special Severance Agreement between Registrant and Mark D. Curtis,
                dated November 20, 1998                                                              56
13            Registrant's Annual Report to Shareholders for the fiscal year ended
                 December 31, 1998                                                                   61
21            Subsidiary of Registrant                                                               112
23            Consent of Independent Public Accountants                                              113
27            Financial Data Schedule                                                                115
99            Notice of 1999 Annual Meeting and Proxy  Statement                                     *****

* "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 13 and 8, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1999 are incorporated herein by reference.

**Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

*** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

**** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996 amendment increased Mr. Johnson's base annual salary from $280,000 to $295,000, the January 2, 1998 amendment increased Mr. Johnson's base salary from $295,000 to $307,000, and the January 6, 1999 amendment increased Mr. Johnson's base salary from $307,000 to $325,000.

*****The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1999 was submitted in electronic format on March 9, 1999 and is incorporated herein by reference.