Form 10-Q
period 1999-03-31
FIRST OF LONG ISLAND CORP
filed 1999-05-13
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 1999
                              --------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to __________________


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING AT MAY 3, 1999
-----                                               --------------------------
Common stock, par value                                     3,092,752
$.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                 MARCH 31, 1999
                                      INDEX


PART I.      FINANCIAL INFORMATION                                      PAGE NO.
-------      ---------------------                                      --------
ITEM 1.      CONSOLIDATED BALANCE SHEETS
-------      MARCH 31, 1999 AND DECEMBER 31, 1998                          1

             CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998                    2

             CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998                    3

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998                    4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 6-14

PART II.     OTHER INFORMATION                                             15
--------

SIGNATURES                                                                 16
----------

EXHIBITS
--------

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                       17

================================================================================
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                     March 31,       December 31,
                                                                       1999             1998
                                                                  -------------    -------------
Assets:
   Cash and due from banks ....................................   $  18,337,000    $  16,336,000
   Federal funds sold .........................................      73,500,000       76,000,000
                                                                  -------------    -------------
     Cash and cash equivalents ................................      91,837,000       92,336,000
                                                                  -------------    -------------

   Investment securities:
          Held-to-maturity, at amortized cost (approximate fair
             value of $181,467,000 and $191,252,000) ..........     179,121,000      187,633,000
          Available-for-sale, at fair value (amortized cost
             of $85,036,000 and $84,878,000) ..................      86,103,000       87,021,000
                                                                  -------------    -------------
                                                                    265,224,000      274,654,000
                                                                  -------------    -------------
   Loans:
          Commercial and industrial ...........................      29,643,000       28,748,000
          Secured by real estate ..............................     134,501,000      132,357,000
          Consumer ............................................       5,983,000        6,366,000
          Other ...............................................         994,000        4,119,000
                                                                  -------------    -------------
                                                                    171,121,000      171,590,000
          Unearned income .....................................        (847,000)        (872,000)
                                                                  -------------    -------------
                                                                    170,274,000      170,718,000
          Allowance for loan losses ...........................      (3,634,000)      (3,651,000)
                                                                  -------------    -------------
                                                                    166,640,000      167,067,000
                                                                  -------------    -------------

   Bank premises and equipment ................................       6,366,000        6,312,000
   Deferred income tax benefits ...............................         553,000          116,000
   Other assets ...............................................       7,600,000        7,137,000
                                                                  -------------    -------------
                                                                  $ 538,220,000    $ 547,622,000
                                                                  =============    =============
Liabilities:
   Deposits:
          Checking ............................................   $ 160,048,000    $ 175,046,000
          Savings and money market ............................     271,495,000      265,684,000
          Time, other .........................................      25,073,000       25,446,000
          Time, $100,000 and over .............................      12,887,000       13,055,000
                                                                  -------------    -------------
                                                                    469,503,000      479,231,000

   Accrued expenses and other liabilities .....................       1,505,000        3,102,000
   Income taxes payable .......................................         795,000          190,000
                                                                  -------------    -------------
                                                                    471,803,000      482,523,000
                                                                  -------------    -------------

Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 3,092,540 and
          3,095,971 shares ....................................         309,000          310,000
   Surplus ....................................................       4,023,000        4,219,000
   Retained earnings ..........................................      61,455,000       59,304,000
                                                                  -------------    -------------
                                                                     65,787,000       63,833,000
   Accumulated other comprehensive income, net of tax .........         630,000        1,266,000
                                                                  -------------    -------------
                                                                     66,417,000       65,099,000
                                                                  -------------    -------------
                                                                  $ 538,220,000    $ 547,622,000
                                                                  =============    =============


See notes to consolidated financial statements

================================================================================
CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                                       Three Months Ended March 31,
                                                       ---------------------------
                                                            1999         1998
                                                         ----------   ----------
Interest income:
    Loans ............................................   $3,656,000   $3,516,000
    Investment securities:
        Taxable ......................................    2,876,000    2,964,000
        Nontaxable ...................................      917,000      676,000
    Federal funds sold ...............................      729,000      633,000
                                                         ----------   ----------
                                                          8,178,000    7,789,000
                                                         ----------   ----------
Interest expense:
    Savings and money market deposits ................    1,836,000    1,907,000
    Time deposits ....................................      407,000      467,000
                                                         ----------   ----------
                                                          2,243,000    2,374,000
                                                         ----------   ----------
      Net interest income ............................    5,935,000    5,415,000

Provision for loan losses ............................           --           --
                                                         ----------   ----------
Net interest income after provision for loan losses ..    5,935,000    5,415,000
                                                         ----------   ----------

Noninterest income:
    Trust Department income ..........................      339,000      294,000
    Service charges on deposit accounts ..............      887,000      736,000
    Other ............................................      107,000      105,000
                                                         ----------   ----------
                                                          1,333,000    1,135,000
                                                         ----------   ----------
Noninterest expense:
    Salaries .........................................    1,927,000    1,763,000
    Employee benefits ................................      723,000      667,000
    Occupancy and equipment expense ..................      588,000      481,000
    Other operating expenses .........................      927,000      804,000
                                                         ----------   ----------
                                                          4,165,000    3,715,000
                                                         ----------   ----------
    Income before income taxes .......................    3,103,000    2,835,000
    Income tax expense ...............................      952,000      908,000
                                                         ----------   ----------
      Net income .....................................   $2,151,000   $1,927,000
                                                         ==========   ==========

Weighted average:
    Common shares ....................................    3,095,194    3,112,321
    Dilutive stock options ...........................       57,191       66,987
                                                         ----------   ----------
                                                          3,152,385    3,179,308
                                                         ==========   ==========

Earnings per share:
    Basic ............................................        $ .69        $ .62
                                                         ==========   ==========
    Diluted ..........................................        $ .68        $ .61
                                                         ==========   ==========



See notes to consolidated financial statements

================================================================================
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================

                                     ===============================================================================================
                                                                     Three Months Ended March 31, 1999
                                     ===============================================================================================

                                                                                                         Accumulated
                                                                                                            Other
                                          Common Stock                         Compre-                      Compre-
                                      ---------------------                    hensive       Retained       hensive
                                      Shares         Amount      Surplus       Income        Earnings       Income        Total
                                      ------         ------      -------       ------        --------       ------        -----
Balance, January 1, 1999 ........    3,095,971      $310,000    $4,219,000                 $59,304,000    $1,266,000    $65,099,000
  Net Income ....................                                            $2,151,000      2,151,000                    2,151,000
  Repurchase and retirement
    of common stock .............       (5,030)       (1,000)     (213,000)                                                (214,000)
  Exercise of stock options .....        1,599            --        17,000                                                   17,000
  Unrealized losses on available-
    for-sale-securities, net of
      tax of $440,000 ...........                                              (636,000)                    (636,000)      (636,000)
                                                                             ----------
  Comprehensive income ..........                                            $1,515,000
                                     ---------      --------    ----------   ==========    -----------      --------    -----------
Balance, March 31, 1999 .........    3,092,540      $309,000    $4,023,000                 $61,455,000      $630,000    $66,417,000
                                     =========      ========    ==========                 ===========      ========    ===========


                                     ===============================================================================================
                                                                     Three Months Ended March 31, 1998
                                     ===============================================================================================

                                                                                                         Accumulated
                                                                                                            Other
                                          Common Stock                         Compre-                      Compre-
                                      ---------------------                    hensive       Retained       hensive
                                      Shares         Amount      Surplus       Income        Earnings       Income        Total
                                      ------         ------      -------       ------        --------       ------        -----
Balance, January 1, 1998 ............ 3,113,061      $311,000   $5,471,000                 $52,717,000    $467,000      $58,966,000
  Net Income ........................                                        $1,927,000      1,927,000                    1,927,000
  Repurchase and retirement
    of common stock .................    (2,424)           --      (97,000)                                                 (97,000)
  Exercise of stock options .........     1,927            --       34,000                                                   34,000
  Unrealized losses on available-
   for-sale-securities, net of
    tax of $35,000 ..................                                           (48,000)                   (48,000)         (48,000)
                                                                             ----------
  Comprehensive income ..............                                        $1,879,000
                                                                             ==========
  Cash in lieu of fractional shares .
   on 3-for-2 stock split ...........                                                          (14,000)                     (14,000)
  Tax benefit of stock options ......                               22,000                                                   22,000
                                      ---------      --------   ----------                 -----------    --------      -----------
Balance, March 31, 1998 ............. 3,112,564      $311,000   $5,430,000                 $54,630,000    $419,000      $60,790,000
                                      =========      ========   ==========                 ===========    ========      ===========



See notes to consolidated financial statements

================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
Increase (Decrease) in Cash and Cash Equivalents                              1999             1998
                                                                          ------------    ------------
Cash Flows From Operating Activities:
Net income ............................................................   $  2,151,000    $  1,927,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Deferred income tax provision .......................................          3,000          31,000
  Depreciation and amortization .......................................        307,000         163,000
  Premium amortization (discount accretion) on
    investment securities, net ........................................        159,000        (108,000)
  Increase in other assets ............................................       (463,000)       (307,000)
  Decrease in accrued expenses and other liabilities ..................       (668,000)       (384,000)
  Increase in income taxes payable ....................................        605,000         632,000
                                                                          ------------    ------------
    Net cash provided by operating activities .........................      2,094,000       1,954,000
                                                                          ------------    ------------

Cash Flows From Investing Activities:
  Proceeds from maturities and redemptions of investment securities:
  Held-to-maturity ....................................................     17,760,000      13,231,000
  Available-for-sale ..................................................      3,725,000              --
  Purchase of investment securities:
  Held-to-maturity ....................................................     (9,326,000)    (10,531,000)
  Available-for-sale ..................................................     (3,964,000)     (7,084,000)
  Net decrease (increase) in loans to customers .......................        427,000      (4,061,000)
  Purchases of bank premises and equipment ............................       (361,000)       (310,000)
                                                                          ------------    ------------
    Net cash provided by (used in) investing activities ...............      8,261,000      (8,755,000)
                                                                          ------------    ------------

Cash Flows From Financing Activities:
  Net increase (decrease) in total deposits ...........................     (9,728,000)      4,067,000
  Proceeds from exercise of stock options .............................         17,000          34,000
  Repurchase and retirement of common stock ...........................       (214,000)        (97,000)
  Cash dividends paid .................................................       (929,000)       (843,000)
                                                                          ------------    ------------
  Net cash provided by (used in) financing activities .................    (10,854,000)      3,161,000
                                                                          ------------    ------------
Net decrease in cash and cash equivalents .............................       (499,000)     (3,640,000)
Cash and cash equivalents, beginning of year ..........................     92,336,000      73,843,000
                                                                          ------------    ------------
Cash and cash equivalents, end of period ..............................   $ 91,837,000    $ 70,203,000
                                                                          ============    ============
Supplemental Schedule of Noncash:
Investing Activities
  Unrealized losses on available-for-sale securities ..................   $ (1,076,000)   $    (83,000)
Financing Activities
   Tax benefit from exercise of employee stock options ................             --          22,000


The Corporation made interest payments of $2,252,000 and $2,344,000 and income tax payaments of $344,000 and $246,000 during the three months ended March 31, 1999 and 1998, respectively.

See notes to consolidated financial statements

              THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                 MARCH 31, 1999
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended March 31, 1999 and 1998 is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1998 consolidated balance sheet was derived from the Company's December 31, 1998 audited consolidated financial statements.

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

Overview

     The Corporation earned $.68 per share in the first quarter of 1999 as compared to $.61 in the same quarter last year, an increase of approximately 11%. Based on first quarter 1999 net income of $2,151,000, the Corporation returned 1.63% on average total assets and 13.29% on average total equity. This compares to returns on assets and equity of 1.62% and 13.09%, respectively, for the same period last year. Total assets and deposits each grew by approximately 10% and total capital grew by approximately 9% when comparing balances at March 31, 1999 to those at March 31, 1998. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well capitalized bank.

     The most significant factor favorably affecting earnings for the first quarter of 1999 when compared to the same period last year was growth in average checking balances. Average checking balances were approximately $161.8 million for the first quarter this year as compared to $141.4 million for the same quarter last year, an increase of 14.4%. Earnings were also favorably impacted by a 20.5% increase in service charge income.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                            Three Months Ended March 31,
                                                  --------------------------------------------------------------------------------
                                                                  1999                                  1998
                                                  -----------------------------------   ------------------------------------------
                                                  Average                    Average    Average                       Average
                                                  Balance        Interest     Rate      Balance        Interest        Rate
                                                  -------        --------     ----      -------        --------        ----
                                                                              (dollars in thousands)
Assets
Federal funds sold .........................     $ 63,398         $  729      4.66%    $ 47,089       $  633            5.45%
Investment Securities
  Taxable ..................................      188,298          2,876      6.19      192,433        2,964            6.25
  Nontaxable (1) ...........................       83,187          1,389      6.68       59,682        1,024            6.86
Loans (1)(2) ...............................      172,168          3,672      8.65      157,969        3,537            9.08
                                                 --------         ------      ----     --------       ------            ----
Total interest-earning assets ..............      507,051          8,666      6.91      457,173        8,158            7.23
                                                                  ------      ----                    ------            ----
Allowance for loan losses ..................       (3,660)                               (3,581)
                                                 --------                              --------
Net interest-earning assets ................      503,391                               453,592
Cash and due from banks ....................       18,095                                16,299
Premises and equipment, net ................        6,350                                 5,138
Other assets ...............................        7,070                                 6,860
                                                 --------                              --------
                                                 $534,906                              $481,889
                                                 ========                              ========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ..........     $265,345          1,836      2.81     $238,235        1,907            3.25
Time deposits ..............................       39,430            407      4.19       39,870          467            4.75
                                                 --------         ------      ----     --------       ------            ----
Total interest-bearing deposits ............      304,775          2,243      2.98      278,105        2,374            3.46
                                                 --------         ------      ----     --------       ------            ----
Checking deposits (3) ......................      161,846                               141,440
Other liabilities ..........................        2,650                                 2,622
                                                 --------                              --------
                                                  469,271                               422,167
Stockholders' equity .......................       65,635                                59,722
                                                 --------                              --------
                                                 $534,906                              $481,889
                                                 ========                              ========

Net interest income (1) ....................                      $6,423                              $5,784
                                                                  ======                              ======
Net interest spread (1) ....................                                  3.93%                                     3.77%
                                                                              ====                                      ====
Net interest yield (1) .....................                                  5.14%                                     5.13%
                                                                              ====                                      ====



----------
(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first quarters of 1999 and 1998 based on a Federal income tax rate of 34%.

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

                                              Three Months Ended March 31,
                                        ---------------------------------------
                                                   1999 Versus 1998
                                        Increase (decrease) due to changes in:
                                       -----------------------------------------
                                                               Rate/       Net
                                         Volume      Rate     Volume (2)  Change
                                         ------      ----     ----------  ------
                                                     (in thousands)
Interest Income:
Federal funds sold .................      $219       $(92)      $(31)       $96
Investment securities
  Taxable ..........................       (64)       (25)         1        (88)
  Nontaxable (1) ...................       403        (27)       (11)       365
Loans (1) ..........................       318       (168)       (15)       135
                                         -----      -----      -----      -----
Total interest income ..............       876       (312)       (56)       508
                                         -----      -----      -----      -----

Interest Expense:
Savings and money
  market deposits ..................       217       (259)       (29)       (71)
Time deposits ......................        (5)       (55)        --        (60)
                                         -----      -----      -----      -----
Total interest expense .............       212       (314)       (29)      (131)
                                         -----      -----      -----      -----
Increase (decrease) in net
  interest income ..................      $664         $2       $(27)      $639
                                         =====      =====      =====      =====

----------
(1) Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $639,000, or 11.0%, from $5,784,000 for the three months ended March 31, 1998 to $6,423,000 for the comparable period in 1999. As can be seen from the above rate/volume analysis, the increase is comprised of positive volume and rate variances of $664,000 and $2,000, respectively, and a negative rate/volume variance of $27,000.

     The positive volume variance was largely caused by growth in average checking deposits and stockholders' equity and the use of such funds to purchase investment securities and originate loans. When comparing the first quarter of 1999 to the like period in 1998, average checking deposits increased by $20,406,000, or 14.4%, and average stockholders' equity increased by $5,913,000, or 9.9%.

      Also contributing to the positive volume variance was growth in savings and money market deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first quarter of 1999 to the same period in 1998, average savings and money market deposits increased by $27,110,000, or 11.4%.

     Funding interest-earning asset growth with growth in checking deposits and capital has a greater impact on net interest income than funding such growth with interest-bearing deposits because checking deposits and capital, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation's key strategies for increasing earnings per share.

     The Bank's calling program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first quarter of 1999 to the same quarter last year, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and improved conditions in the local economy. The increase in average capital is attributable to the retention of net income and, to a much lesser extent, the exercise of employee stock options. The effect of these items on capital was partially offset by the payment of semi-annual cash dividends and repurchase and retirement of common stock under the Corporation's stock repurchase program.

     Net interest spread and yield were 3.93% and 5.14%, respectively, for the first quarter of 1999 as compared to 3.77% and 5.13%, respectively, for the same quarter in 1998. It would appear that the principal cause for the increase in spread was that in January 1999 the Bank lowered the rates paid on its traditional savings and interest-bearing checking products to align them with local market conditions.

Allowance and Provision For Loan Losses

     The allowance for loan losses was $3,634,000 at March 31, 1999 as compared to $3,651,000 at December 31, 1998, representing 2.1% of total loans at each date. The change in the allowance during the first quarter of 1999 is due to recoveries of $21,000 and chargeoffs of $38,000.

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

     No provision for loan losses was deemed necessary for the first quarter of 1999. The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent 79.0% of total loans outstanding at March 31, 1999. Since 1987, environmental audits have been instituted, and the scope of these audits has been increased over the succeeding years. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. As shown in the table that follows, the total level of risk elements has not changed materially since December 31, 1998.

                                                            March 31,  December 31,
                                                               1999       1998
                                                               ----       ----
                                                            (dollars in thousands)
Nonaccruing loans ........................................      $97         $22
Foreclosed real estate ...................................       --          --
                                                               ----      ------
  Total nonperforming assets .............................       97          22
Troubled debt restructurings .............................       --          --
Loans past due 90 days or more as to
  principal or interest payments and still accruing ......       --          --
                                                               ----      ------
  Total risk elements ....................................      $97         $22
                                                               ====      ======

Nonaccruing loans as a percentage of total loans .........      .06%        .01%
                                                               ====      ======
Nonperforming assets as a percentage of total loans
  and foreclosed real estate .............................      .06%        .01%
                                                               ====      ======
Risk elements as a percentage of total loans and
  foreclosed real estate .................................      .06%        .01%
                                                               ====      ======

Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Noninterest income increased by $198,000, or 17.4%, from $1,135,000 for the first quarter of 1998 to $1,333,000 for the same quarter in 1999. The increase, which is primarily comprised of increases in maintenance/activity charges, return check charges, and Trust Department income, is partially attributable to a revision of the Bank's service charge schedule during the first quarter of 1999.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $450,000, or 12.1%, from $3,715,000 for the first quarter of 1998 to $4,165,000 for the same quarter in 1999. The increase is largely comprised of an increase in salaries of $164,000, or 9.3%, an increase in occupancy and equipment expense of $107,000, or 22.2%, and an increase in other operating expenses of $123,000, or 15.3%. The increase in salaries is primarily attributable to normal annual salary increases and new branch openings. The Bank opened two commercial banking offices in Suffolk County, Long Island in the third quarter of 1998, and an additional commercial banking office in Nassau County, Long Island in January 1999.

     The increase in occupancy and equipment expense is primarily attributable to the new branch openings and significant equipment upgrades made principally in the Bank's branch system. The increase in other operating expenses is largely attributable to the new branch openings.

     In addition to the three new branch locations referred to above, the Bank opened a full-service branch in Rockville Centre, Nassau County, Long Island in February 1998 and simultaneously closed its Rockville Centre commercial banking office. Although the new branch locations are expected to positively impact results of operations on a longer

-term basis, the near-term impact is expected to be negative as a result of start-up expenses, increased marketing efforts, and operating expenses incurred while a customer base is being built. Based on available information, management expects that the negative impact on 1999 net income before income taxes should not exceed $350,000. The equipment upgrades have and will continue to negatively impact results of operations because the new items replaced ones that were fully-depreciated. Management expects the negative impact on 1999 net income before income taxes to be approximately $450,000.

     Income tax expense as a percentage of book income was 30.7% and 32.0% for the first quarters of 1999 and 1998, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 1999 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well capitalized bank. The following table sets forth the Corporation's capital ratios at March 31, 1999 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at March 31, 1999 substantially exceed the requirements for a well-capitalized bank.

                                                                  Regulatory Standards
                                          Corporation's        ---------------------------
                                        Capital Ratios at         Well         Adequately
                                         March 31, 1999        Capitalized     Capitalized
                                         --------------        -----------     -----------
Total  Risk-Based Capital Ratio ....         32.78%               10.00%         8.00%
Tier 1 Risk-Based Capital Ratio ....         31.52                 6.00          4.00
Tier 1 Leverage Capital Ratio ......         12.28                 5.00          4.00


Total stockholders' equity increased by $1,318,000, or from $65,099,000 at December 31, 1998 to $66,417,000 at March 31, 1999. The increase in stockholders' equity is primarily attributable to the combined effect of net income of $2,151,000, repurchases of common stock amounting to $214,000, and unrealized losses on available-for-sale securities of $636,000.

Cash Flows and Liquidity

     Cash Flows. During the three months ended March 31, 1999, cash and cash equivalents decreased by $499,000. This decrease, along with $2,094,000 in cash provided by operations and $8,261,000 in cash provided by investing activities were used to meet deposit outflow of $9,728,000 and were the primary sources of funding cash dividends paid of $929,000 and capital expenditures of $361,000.

     As reflected in the accompanying consolidated balance sheet, the decrease in deposits is primarily comprised of a decrease in checking deposits of $14,998,000 as partially offset by an increase in savings and money market deposits of $5,811,000. The decrease in checking deposits is believed to be cyclical in nature in that the Bank has previously experienced declines in checking account balances during the first few months of the year. The decrease in loans during the first quarter of 1999 is primarily attributable to a decrease in overdrafts.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At March 31, 1999, the Corporation had $73,500,000 in federal funds sales, a short-term securities portfolio of $12,033,000, and available-for-sale securities of $86,103,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 91.9% of total deposits at March 31, 1999, while time deposits of $100,000 and over and other time deposits comprised only 2.8% and 5.3%, respectively.

     The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

Market Risk

     The Bank  originates  and invests in  interest-earning  assets and solicits interest-bearing deposit accounts. The operations of the Bank are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest-earning assets and the amount of interest-bearing liabilities that mature, reprice, or are prepaid/withdrawn in specified time periods. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

     Because the Bank's interest-bearing deposit accounts generally reprice faster than its loans and investment securities, a decrease in interest rates should initially have a positive impact on net interest income. However, since approximately 40% of the Bank's interest-earning assets are funded by noninterest-bearing checking deposits and capital, a sustained decrease in interest rates should have a negative impact on net interest income as such assets reprice at lower rates without an offsetting reduction in interest expense. The opposite should be true of an increase in interest rates.

     The   Corporation's   exposure  to  interest  rate  risk  has  not  changed
substantially since December 31, 1998.

Year 2000

     The Bank began its Year 2000 compliance efforts in 1996 and has established formal processes for identifying, assessing, and managing the Year 2000 risks posed by internal bank activities, vendors, and customers. Overall, the Bank has made excellent progress including remediation of the data processing systems used in its core banking activities. Installation of those systems is substantially complete and is expected to be finalized in the next few weeks. Testing will continue throughout 1999.

     The Bank utilizes Fiserv, Inc. ("Fiserv"), one of the largest data processing providers for banks, savings institutions, and credit unions, to process the transactions originating from its core banking activities, which principally include deposits, loans, and the Bank's investment portfolio. Fiserv has informed the Bank that the software used to process its applications has been upgraded to be Year 2000 compliant, tested (including client proxy testing), and made available for use. The proxy testing conducted by Fiserv, which the Bank has reviewed and will rely on, was performed in accordance with guidelines issued by various bank regulatory agencies. For all but one of its applications, the Bank has already converted to the Year 2000-compliant versions of Fiserv's software. The remaining application should be converted by the end of May of this year. Testing by Fiserv will continue during the remainder of 1999. A Year 2000 failure by Fiserv could have a significant adverse impact on the operations of the Bank.

     Testing of internal information and embedded technology systems, none of which are deemed to be mission critical, is ongoing but was substantially completed in 1998. In the third quarter of 1998, the Bank completed an initial assessment of the risks posed by its significant customers and counterparties and is continuing to assess these risks on an ongoing basis. During the remainder of this year the Bank will continue to monitor its own internal activities and the plans of its vendors and customers to address the Year 2000 issue.

     For a substantial portion of its internal information and embedded technology systems, none of which are deemed to be mission critical, the Bank has contingency/disaster recovery plans in place and is in the process of developing others where it is reasonably feasible. With respect to significant outside vendors, the Bank is developing contingency procedures to process information offline in the event of a Year 2000 failure. The Bank is also currently developing plans to address short-term liquidity needs that may result from Year 2000 issues.

     The Bank has upgraded its communication systems and the equipment used in its branch system. The timing of the upgrades was accelerated as a result of the Year 2000 issue. The total cost of the upgrades is approximately $1,500,000. Approximately half of the upgrades were placed in service in the latter part of 1998, and the balance was placed in service in the first quarter of 1999. Other than the cost of the equipment upgrades, the Bank expects to meet its Year 2000 commitment using internal resources and without incurring significant incremental expenses. Total incremental expenses are currently expected to be less than $200,000. Based on current information, management does not expect the total cost of Year 2000 compliance to materially impact the Corporation's future results of operations, financial condition, or liquidity.

Legislation

     Commercial checking deposits currently account for approximately 25% of the Bank's total deposits. Congress is currently considering legislation that would allow commercial customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

Forward Looking Statements

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


                                   THE FIRST OF LONG ISLAND CORPORATION
                                   ------------------------------------
                                   (Registrant)


DATE: May 11, 1999                 By /s/ J. WILLIAM JOHNSON
                                   ------------------------------------
                                   J. WILLIAM JOHNSON, PRESIDENT
                                   (principal executive officer)


                                   By /s/ MARK D. CURTIS
                                   ------------------------------------
                                   MARK D. CURTIS
                                   SENIOR   VICE PRESIDENT AND TREASURER
                                   (principal financial and accounting officer)