Form 10-Q
period 1999-06-30
FIRST OF LONG ISLAND CORP
filed 1999-08-13
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 1999
                                -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________to_________________


                         Commission file number 0-12220
                                                -------

                      THE FIRST OF LONG ISLAND CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


NEW YORK                                                          11-2672906
--------------------------------------------------------------------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


10 Glen Head Road, Glen Head, New York                                   11545
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                              OUTSTANDING AT AUGUST 9, 1999
-----                                              -----------------------------
Common stock, par value                                       3,024,001
     $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                  JUNE 30, 1999
                                      INDEX

                                                                          PAGE
PART I.   FINANCIAL INFORMATION                                            NO.
-------------------------------                                           ----

ITEM 1.   CONSOLIDATED BALANCE SHEETS
          JUNE 30, 1999 AND DECEMBER 31, 1998                               1

          CONSOLIDATED STATEMENTS OF INCOME
          SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998                 2

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          SIX MONTHS ENDED JUNE 30, 1999 AND 1998                           3

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX MONTHS ENDED JUNE 30, 1999 AND 1998                           4

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     6-14

PART II.  OTHER INFORMATION                                                 15
---------------------------

SIGNATURES                                                                  16

EXHIBITS
--------

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                        17

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               June 30,           December 31,
                                                                                1999                 1998
                                                                            -------------        -------------
Assets:
   Cash and due from banks ..........................................       $  17,051,000        $  16,336,000
   Federal funds sold ...............................................          75,000,000           76,000,000
                                                                            -------------        -------------
     Cash and cash equivalents ......................................          92,051,000           92,336,000
                                                                            -------------        -------------
   Investment securities:
          Held-to-maturity, at amortized cost (approximate fair
             value of $173,166,000 and $191,252,000) ................         174,175,000          187,633,000
          Available-for-sale, at fair value (amortized cost
             of $90,037,000 and $84,878,000) ........................          88,884,000           87,021,000
                                                                            -------------        -------------
                                                                              263,059,000          274,654,000
                                                                            -------------        -------------
   Loans:
          Commercial and industrial .................................          30,401,000           28,748,000
          Secured by real estate ....................................         139,754,000          132,357,000
          Consumer ..................................................           4,801,000            6,366,000
          Other .....................................................           1,967,000            4,119,000
                                                                            -------------        -------------
                                                                              176,923,000          171,590,000
          Unearned income ...........................................            (888,000)            (872,000)
                                                                            -------------        -------------
                                                                              176,035,000          170,718,000
          Allowance for loan losses .................................          (2,040,000)          (3,651,000)
                                                                            -------------        -------------
                                                                              173,995,000          167,067,000
                                                                            -------------        -------------

   Bank premises and equipment ......................................           6,260,000            6,312,000
   Deferred income tax benefits .....................................             818,000              116,000
   Other assets .....................................................           7,200,000            7,137,000
                                                                            -------------        -------------
                                                                            $ 543,383,000        $ 547,622,000
                                                                            =============        =============
Liabilities:
   Deposits:
          Checking ..................................................       $ 163,893,000        $ 175,046,000
          Savings and money market ..................................         276,978,000          265,684,000
          Time, other ...............................................          24,804,000           25,446,000
          Time, $100,000 and over ...................................          10,368,000           13,055,000
                                                                            -------------        -------------
                                                                              476,043,000          479,231,000

   Accrued expenses and other liabilities ...........................           2,692,000            3,102,000
   Income taxes payable .............................................              36,000              190,000
                                                                            -------------        -------------
                                                                              478,771,000          482,523,000
                                                                            -------------        -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 3,024,001 and 3,095,971 shares .......             302,000              310,000
   Surplus ..........................................................           1,295,000            4,219,000
   Retained earnings ................................................          63,696,000           59,304,000
                                                                            -------------        -------------
                                                                               65,293,000           63,833,000
   Accumulated other comprehensive income, net of tax ...............            (681,000)           1,266,000
                                                                            -------------        -------------
                                                                               64,612,000           65,099,000
                                                                            -------------        -------------
                                                                            $ 543,383,000        $ 547,622,000
                                                                            =============        =============


See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                          Six Months Ended June 30,             Three Months Ended June 30,
                                                       -------------------------------        -------------------------------
                                                           1999               1998                1999               1998
                                                       ------------       ------------        ------------       ------------
Interest income:
   Loans .......................................       $  7,467,000       $  7,164,000        $  3,811,000       $  3,648,000
   Investment securities:
      Taxable ..................................          5,569,000          5,994,000           2,693,000          3,030,000
      Nontaxable ...............................          1,807,000          1,416,000             890,000            740,000
   Federal funds sold and commercial paper .....          1,586,000          1,310,000             857,000            677,000
                                                       ------------       ------------        ------------       ------------
                                                         16,429,000         15,884,000           8,251,000          8,095,000
                                                       ------------       ------------        ------------       ------------
Interest expense:
   Savings and money market deposits ...........          3,654,000          3,860,000           1,818,000          1,953,000
   Time deposits ...............................            765,000            951,000             358,000            484,000
                                                       ------------       ------------        ------------       ------------
                                                          4,419,000          4,811,000           2,176,000          2,437,000
                                                       ------------       ------------        ------------       ------------
      Net interest income ......................         12,010,000         11,073,000           6,075,000          5,658,000

Provision for loan losses (credit) .............               --             (100,000)               --             (100,000)
                                                       ------------       ------------        ------------       ------------
      Net interest income after provision
        for loan losses (credit) ...............         12,010,000         11,173,000           6,075,000          5,758,000
                                                       ------------       ------------        ------------       ------------

Noninterest income:
   Trust Department income .....................            603,000            635,000             264,000            341,000
   Service charges on deposit accounts .........          1,704,000          1,504,000             817,000            768,000
   Other .......................................            254,000            234,000             147,000            129,000
                                                       ------------       ------------        ------------       ------------
                                                          2,561,000          2,373,000           1,228,000          1,238,000
                                                       ------------       ------------        ------------       ------------
Noninterest expense:
   Salaries ....................................          3,825,000          3,557,000           1,898,000          1,794,000
   Employee benefits ...........................          1,407,000          1,362,000             684,000            695,000
   Occupancy and equipment expense .............          1,150,000          1,004,000             562,000            523,000
   Other operating expenses ....................          1,878,000          1,632,000             951,000            828,000
                                                       ------------       ------------        ------------       ------------
                                                          8,260,000          7,555,000           4,095,000          3,840,000
                                                       ------------       ------------        ------------       ------------
      Income before income taxes and transition
        adjustment to allowance for loan
        losses .................................          6,311,000          5,991,000           3,208,000          3,156,000
Income tax expense .............................          1,957,000          1,929,000           1,005,000          1,021,000
                                                       ------------       ------------        ------------       ------------

      Net income before transition adjustment to
        allowance for loan losses ..............          4,354,000          4,062,000           2,203,000          2,135,000
Transition adjustment to allowance for loan
  losses, net of income taxes of $655,000 ......            945,000               --               945,000               --
                                                       ------------       ------------        ------------       ------------
      Net Income ...............................       $  5,299,000       $  4,062,000        $  3,148,000       $  2,135,000
                                                       ============       ============        ============       ============

Weighted average:
   Common shares ...............................          3,083,170          3,112,037           3,071,147          3,111,754
   Dilutive stock options ......................             55,616             68,371              54,041             69,754
                                                       ------------       ------------        ------------       ------------
                                                          3,138,786          3,180,408           3,125,188          3,181,508
                                                       ============       ============        ============       ============

Earnings per share before transition
   adjustment to allowance for loan losses:
   Basic .......................................       $       1.41       $       1.31        $        .72       $        .69
                                                       ============       ============        ============       ============
   Diluted .....................................       $       1.39       $       1.28        $        .70       $        .67
                                                       ============       ============        ============       ============

Earnings per share:
   Basic .......................................       $       1.72       $       1.31        $       1.03       $        .69
                                                       ============       ============        ============       ============
   Diluted .....................................       $       1.69       $       1.28        $       1.01       $        .67
                                                       ============       ============        ============       ============


See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                    ------------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30, 1999
                                    ------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                             Other
                                                                                Compre-                     Compre-
                                           Common Stock                         hensive       Retained      hensive
                                       Shares        Amount       Surplus       Income        Earnings      Income         Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, January 1, 1999 .........    3,095,971   $   310,000   $ 4,219,000                 $59,304,000   $ 1,266,000   $65,099,000
   Net Income ....................                                            $ 5,299,000     5,299,000                   5,299,000
   Repurchase and retirement
     of common stock .............      (78,144)       (8,000)   (3,007,000)                                             (3,015,000)
   Exercise of stock options .....        6,174                      83,000                                                  83,000
   Unrealized losses on available-
    for-sale-securities, net of
      tax benefit of $1,349,000                                                (1,947,000)                 (1,947,000)   (1,947,000)
                                                                              -----------
   Comprehensive income ..........                                            $ 3,352,000
                                                                              ===========
   Cash dividends declared -
     $.30 per share                                                                            (907,000)                   (907,000)
                                    -----------   -----------   -----------                 -----------   -----------   -----------
Balance, June 30, 1999 ...........    3,024,001   $   302,000   $ 1,295,000                 $63,696,000   $  (681,000)  $64,612,000
                                    ===========   ===========   ===========                 ===========   ===========   ===========

                                    ------------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30, 1998
                                    ------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                             Other
                                                                                Compre-                     Compre-
                                           Common Stock                         hensive      Retained       hensive
                                      Shares         Amount       Surplus       Income       Earnings       Income         Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, January 1, 1998              3,113,061     $ 311,000   $ 5,471,000                 $52,717,000     $ 467,000   $58,966,000
   Net Income                                                                 $ 4,062,000     4,062,000                   4,062,000
   Repurchase and retirement
     of common stock                    (19,660)       (2,000)     (966,000)                                               (968,000)
   Exercise of stock options             11,968         1,000       159,000                                                 160,000
   Unrealized losses on available-
     for-sale-securities, net of
       tax of $7,000                                                               11,000                      11,000        11,000
                                                                              -----------
   Comprehensive income                                                       $ 4,073,000
                                                                              ===========
   Cash dividends declared -
     $.27 per share                                                                            (838,000)                   (838,000)
   Cash in lieu of fractional shares
      on 3-for-2 stock split                                                                    (14,000)                    (14,000)
   Tax benefit of stock options                                      91,000                                                  91,000
                                    -----------   -----------   -----------                 -----------   -----------   -----------
Balance, June 30, 1998                3,105,369     $ 310,000   $ 4,755,000                 $55,927,000     $ 478,000   $61,470,000
                                    ===========   ===========   ===========                 ===========   ===========   ===========

See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  Six Months Ended June 30,
                                                                                ----------------------------
Increase (Decrease) in Cash and Cash Equivalents                                    1999            1998
                                                                                ------------    ------------
Cash Flows From Operating Activities:
   Net income ...............................................................   $  5,299,000    $  4,062,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for loan losses (credit) ....................................           --          (100,000)
      Transition adjustment to allowance for loan losses ....................     (1,600,000)           --
      Deferred income tax provision .........................................        648,000          39,000
      Depreciation and amortization .........................................        445,000         344,000
      Premium amortization (discount accretion) on investment securities, net        383,000        (144,000)
      Increase in other assets ..............................................        (63,000)       (573,000)
      Increase (decrease) in accrued expenses and other liabilities .........       (388,000)        141,000
      Decrease in income taxes payable ......................................       (154,000)        (28,000)
                                                                                ------------    ------------
        Net cash provided by operating activities ...........................      4,570,000       3,741,000
                                                                                ------------    ------------
Cash Flows From Investing Activities:
   Proceeds from maturities and redemptions of investment securities:
     Held-to-maturity .......................................................     37,101,000      32,465,000
     Available-for-sale .....................................................      6,237,000       2,909,000
   Purchase of investment securities:
     Held-to-maturity .......................................................    (23,847,000)    (31,161,000)
     Available-for-sale .....................................................    (11,576,000)    (17,719,000)
   Net increase in loans to customers .......................................     (5,328,000)    (10,007,000)
   Purchases of bank premises and equipment .................................       (393,000)       (518,000)
                                                                                ------------    ------------
     Net cash provided by (used in) investing activities ....................      2,194,000     (24,031,000)
                                                                                ------------    ------------
Cash Flows From Financing Activities:
   Net increase (decrease) in total deposits ................................     (3,188,000)     25,705,000
   Proceeds from exercise of stock options ..................................         83,000         160,000
   Repurchase and retirement of common stock ................................     (3,015,000)       (968,000)
   Cash dividends paid ......................................................       (929,000)       (830,000)
   Cash in lieu of fractional shares on 3-for-2 stock split .................           --           (14,000)
                                                                                ------------    ------------
      Net cash provided by (used in) financing activities ...................     (7,049,000)     24,053,000
                                                                                ------------    ------------
Net increase (decrease) in cash and cash equivalents ........................       (285,000)      3,763,000
Cash and cash equivalents, beginning of year ................................     92,336,000      73,843,000
                                                                                ------------    ------------
Cash and cash equivalents, end of period ....................................   $ 92,051,000    $ 77,606,000
                                                                                ============    ============
Supplemental Schedule of Noncash:
Investing Activities
   Unrealized gains (losses) on available-for-sale securities ...............   $ (3,296,000)   $     18,000
Financing Activities
   Cash dividends payable ...................................................        907,000         838,000
   Tax benefit from exercise of employee stock options ......................           --            91,000

The Corporation made interest payments of $4,445,000 and $4,756,000 and income tax payments of $2,118,000 and $1,919,000 during the six months ended June 30, 1999 and 1998, respectively.


See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                  JUNE 30, 1999
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended June 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1998 consolidated balance sheet was derived from the Company's December 31, 1998 audited consolidated financial statements.

2.   ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated inherent losses in the Bank's loan portfolio. In estimating a range for such losses the Bank selectively reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Impairment losses for loans that are not specifically reviewed are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks.

     In addition to reviewing its own portfolio, management also considers relevant loan loss statistics for the Bank's peer group. Because the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates, there is not an exact amount but rather a range for what constitutes an appropriate allowance.

     In the second  quarter  of 1999 the Bank made a  transition  adjustment  to reduce its allowance for loan losses by $1,600,000 from $3,640,000 to $2,040,000. This transition adjustment resulted in an allowance for loan losses that management believes to be within an acceptable range and was made in response to an article issued by staff members of the Financial Accounting Standards Board in April 1999 and subsequent statements issued by staff members of the Securities and Exchange Commission (the "SEC"). In applying the guidance contained in the article and statements, which narrowly defines what constitutes an inherent loan loss for purposes of inclusion in the allowance for loan losses, management considered factors such as ability to repay and collateral values as well as the factors discussed above.

     The SEC also addressed the accounting that may result from the application of its guidance and when such accounting should be applied. Pursuant to this, the reduction in the Bank's allowance was recorded in the second quarter of 1999 and has been accounted for like a change in the application of an accounting principle.

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

Overview

     Before the transition adjustment to the allowance for loan losses, the Corporation earned $1.39 per share in the first half of 1999 as compared to $1.28 in the same period last year, an increase of almost 9%. Based on net income before the transition adjustment of $4,354,000, the Corporation returned 1.63% on average total assets and 13.34% on average total equity. This compares to returns on assets and equity of 1.67% and 13.57%, respectively, for the same period last year. The second quarter 1999 transition adjustment resulted in a special nonrecurring credit of $.30 per share, increasing final earnings per share for the six month period to $1.69. Total assets and deposits each grew by approximately 6% and total capital grew by approximately 5% when comparing balances at June 30, 1999 to those at June 30, 1998. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well capitalized bank.

     The most important factor in the increase in earnings before the transition adjustment was again an increase in checking account balances. Also important to the earnings growth were gains in service charge income, money market savings type balances, and stockholders' equity.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                          -----------------------------------------------------------------------
                                                                 Six Months Ended June 30,
                                          -----------------------------------------------------------------------
                                                        1999                                  1998
                                          ---------------------------------     ---------------------------------
                                           Average                   Average     Average                   Average
                                           Balance       Interest     Rate       Balance       Interest     Rate
                                          ---------     ---------     -----     ---------     ---------     -----
                                                                    (dollars in thousands)
Assets
Federal funds sold and commercial
   paper ..............................   $  68,272     $   1,586     4.86%     $  48,570     $   1,310     5.44%
Investment Securities
   Taxable ............................     185,205         5,569     6.06        193,917         5,994     6.23
   Nontaxable (1)......................      83,282         2,738     6.58         62,602         2,145     6.85
Loans (1)(2) ..........................     173,201         7,490     8.72        159,953         7,205     9.08
                                          ---------     ---------     -----     ---------     ---------     -----
Total interest-earning assets .........     509,960        17,383     6.86        465,042        16,654     7.21
Allowance for loan losses .............      (3,640)    ---------     -----        (3,636)    ---------     -----
                                          ---------                             ---------
Net interest-earning assets ...........     506,320                               461,406
Cash and due from banks ...............      18,510                                16,587
Premises and equipment, net ...........       6,338                                 5,162
Other assets ..........................       7,435                                 7,130
                                          ---------                             ---------
                                          $ 538,603                             $ 490,285
                                          =========                             =========
Liabilities and
   Stockholders' Equity
Savings and money market deposits .....   $ 268,629         3,654     2.74      $ 239,599         3,860     3.25
Time deposits .........................      37,862           765     4.07         40,649           951     4.72
                                          ---------     ---------     -----     ---------     ---------     -----
Total interest-bearing deposits .......     306,491         4,419     2.91        280,248         4,811     3.46
                                          ---------     ---------     -----     ---------     ---------     -----
Checking deposits(3) ..................     163,832                               147,052
Other liabilities .....................       2,482                                 2,605
                                          ---------                             ---------
                                            472,805                               429,905
Stockholders' equity ..................      65,798                                60,380
                                          ---------                             ---------
                                          $ 538,603                             $ 490,285
                                          =========                             =========

Net interest income(1) ................                 $  12,964                             $  11,843
                                                        =========                             =========
Net interest spread(1) ................                               3.95%                                 3.75%
                                                                      =====                                 =====
Net interest yield(1) .................                               5.13%                                 5.14%
                                                                      =====                                 =====


(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first six months of 1999 and 1998 based on a Federal income tax rate of 34%.
(2) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3)  Includes official check and treasury tax and loan balances.

     Rate/Volume Analysis. The following table sets forth the effect of changes in volume, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

                                                  Six Months Ended June 30,
                                          ----------------------------------------
                                                      1999 Versus 1998
                                           Increase (decrease) due to changes in:
                                          ----------------------------------------
                                                                   Rate/      Net
                                           Volume      Rate      Volume(2)  Change
                                          -------    -------     -------   -------
                                                       (in thousands)
Interest Income:
Federal funds sold and commercial paper   $   531    $  (182)   $   (73)   $   276
Investment securities:
   Taxable ............................      (269)      (163)         7       (425)
   Nontaxable(1) ......................       709        (87)       (29)       593
Loans(1) ..............................       597       (288)       (24)       285
                                          -------    -------    -------    -------
Total interest income .................     1,568       (720)      (119)       729
                                          -------    -------    -------    -------
Interest Expense:
Savings and money
   market deposits ....................       468       (601)       (73)      (206)
Time deposits .........................       (65)      (130)         9       (186)
                                          -------    -------    -------    -------
Total interest expense ................       403       (731)       (64)      (392)
                                          -------    -------    -------    -------
Increase(decrease) in net
   interest income ....................   $ 1,165    $    11    $   (55)   $ 1,121
                                          =======    =======    =======    =======


(1)  Tax-equivalent basis.
(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $1,121,000, or 9.5%, from $11,843,000 for the six months ended June 30, 1998 to $12,964,000 for the comparable period in 1999. As can be seen from the above rate/volume analysis, the increase is comprised of positive volume and rate variances of $1,165,000 and $11,000, respectively, and a negative rate/volume variance of $55,000.

     The positive volume variance was largely caused by growth in average checking deposits and stockholders' equity and the use of such funds to purchase investment securities and originate loans. When comparing the first half of 1999 to the like period in 1998, average checking deposits increased by $16,780,000, or 11.4%, and average stockholders' equity increased by $5,413,000, or 9.0%.

     Also contributing to the positive volume variance was growth in money market type deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first half of 1999 to the same period in 1998, average savings and money market deposits increased by $29,030,000, or 12.1%.

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

     The Bank's calling program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first half of 1999 to the same period last year, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and excellent conditions in the local economy. The increase in average capital is attributable to the retention of net income and, to a much lesser extent, the exercise of employee stock options. The effect of these items on capital was partially offset by the payment of semi-annual cash dividends and repurchase and retirement of common stock under the Corporation's stock repurchase program.

     Net interest spread and yield were 3.95% and 5.13%, respectively, for the first half of 1999 as compared to 3.75% and 5.14%, respectively, for the same period last year. It would appear that the principal cause for the increase in spread was that in January 1999 the Bank lowered the rates paid on its traditional savings and interest-bearing checking products to more align them with local market conditions.

Allowance and Provision For Loan Losses

     The allowance for loan losses was $2,040,000 at June 30, 1999 as compared to $3,651,000 at December 31, 1998, representing 1.16% and 2.14%, respectively, of total loans. The reduction in the allowance during the first half of 1999 is primarily due to the $1,600,000 transition adjustment made in the second quarter. As further discussed below, the transition adjustment was made in response to recent guidance issued by staff members of the Financial Accounting Standards Board and further guidance issued by staff members of the Securities and Exchange Commission (the "SEC").

     The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated inherent losses in the Bank's loan portfolio. In estimating a range for such losses the Bank selectively reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Impairment losses for loans that are not specifically reviewed are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks.

     In addition to reviewing its own portfolio, management also considers relevant loan loss statistics for the Bank's peer group. Because the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates, there is not an exact amount but rather a range for what constitutes an appropriate allowance.

     In the second  quarter  of 1999 the Bank made a  transition  adjustment  to reduce its allowance for loan losses by $1,600,000 from $3,640,000 to $2,040,000. This transition adjustment resulted in an allowance for loan losses that management believes to be within an acceptable range and was made in response to an article issued by staff members of the Financial Accounting Standards Board in April 1999 and subsequent statements issued by staff members of the Securities and Exchange Commission (the "SEC"). In applying the guidance contained in the article and statements, which narrowly defines what constitutes an inherent loan loss for purposes of inclusion in the allowance for loan losses, management considered factors such as ability to repay and collateral values as well as the factors discussed above.

     The SEC also addressed the accounting that may result from the application of its guidance and when such accounting should be applied. Pursuant to this, the reduction in the Bank's allowance was recorded in the second quarter of 1999 and has been accounted for like a change in the application of an accounting principle.

     The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 79% of total loans outstanding at June 30, 1999. Since 1987, environmental audits have been instituted, and the scope of these audits has been increased over the succeeding years. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

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

                                                        June 30,   December 31,
                                                          1999        1998
                                                       ----------  ------------
                                                        (dollars in thousands)

Nonaccruing loans ....................................    $  --      $   22
Foreclosed real estate ...............................       --         --
                                                          ------     ------
   Total nonperforming assets ........................       --          22
Troubled debt restructings ...........................       --         --
Loans past due 90 days or more as to
   principal or interest payments and still accruing .       --         --
                                                          ------     ------
   Total risk elements ...............................    $  --      $   22
                                                          ======     ======
Nonaccruing loans as a percentage of total loans .....      .00%       .01%
                                                          ======     ======
Nonperforming assets as a percentage of total loans
   and foreclosed real estate ........................      .00%       .01%
                                                          ======     ======
Risk elements as a percentage of total loans and
   foreclosed real estate ............................      .00%       .01%
                                                          ======     ======




Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Noninterest income increased by $188,000, or 7.9%, from $2,373,000 for the first half of 1998 to $2,561,000 for the same period in 1999. The increase, which is primarily comprised of increases in maintenance/activity charges and overdraft check charges, is partially attributable to a revision of the Bank's service charge schedule during the first half of 1999.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $705,000, or 9.3%, from $7,555,000 for the first half of 1998 to $8,260,000 for the same period in 1999. The increase is largely comprised of an increase in salaries of $268,000, or 7.5%, an increase in occupancy and equipment expense of $146,000, or 14.5%, and an increase in other operating expenses of $246,000, or 15.1%. The increase in salaries is primarily attributable to normal annual salary increases and new branch openings. The Bank opened two commercial banking offices in Suffolk County, Long Island in the third quarter of 1998, and an additional commercial banking office in Nassau County, Long Island in January 1999.

     The increase in occupancy and equipment expense is primarily attributable to the new branch openings and significant equipment upgrades made principally in the Bank's branch system. The increase in other operating expenses, which includes computer service expense, is partially attributable to the new branch openings and equipment upgrades.

     In addition to the three new branch locations referred to above, the Bank opened a full-service branch in Rockville Centre, Nassau County, Long Island in February 1998 and simultaneously closed its Rockville Centre commercial banking office. Although the new branch locations are expected to positively impact results of operations on a longer-term basis, the near-term impact is expected to be negative as a result of start-up expenses, increased marketing efforts, and operating expenses incurred while a customer base is being built. Based on available information, management expects that the negative impact on 1999 net income before income taxes should not exceed $350,000. The equipment upgrades have and will continue to negatively impact results of operations because the new items replaced ones that were fully-depreciated. Management presently expects the negative impact on 1999 net income before income taxes to be approximately $375,000.

     Income tax expense as a percentage of book income before the transition adjustment was 31.0% and 32.2% for the first six months of 1999 and 1998, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 1999 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities.

Results of Operations - Three Months Ended June 30, 1999 Versus Three Months Ended June 30, 1998

     Net income for the second quarter of 1999 before the transition adjustment was $2,203,000, or $.70 per share, as compared to $2,135,000, or $.67 per share, for the same quarter in 1998. The increase in earnings for the quarter was primarily due to the net effect of increases in net interest income and noninterest expense of $417,000 and $255,000, respectively. The significant reasons for the increases in net interest income and noninterest expense are substantially the same as those discussed above with regard to the six month periods.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well capitalized bank. The following table sets forth the Corporation's capital ratios at June 30, 1999 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at June 30, 1999 substantially exceed the requirements for a well-capitalized bank.

                                                         Regulatory Standards
                                     Corporation's   ---------------------------
                                   Capital Ratios at    Well         Adequately
                                     June 30, 1999   Capitalized     Capitalized
                                     -------------   -----------     -----------
Total  Risk-Based Capital Ratio ...      31.43%         10.00%           8.00%
Tier 1 Risk-Based Capital Ratio ...      30.47           6.00            4.00
Tier 1 Leverage Capital Ratio .....      12.01           5.00            4.00


     Total stockholders' equity decreased by $487,000, or from $65,099,000 at December 31, 1998 to $64,612,000 at June 30, 1999. The decrease in stockholders' equity is attributable to common stock repurchases amounting to $3,015,000, unrealized losses on available-for-sale securities of $1,947,000 and cash dividends declared of $907,000. The impact of these items was partially offset by net income of $5,299,000 and proceeds from the exercise of stock options.

Cash Flows and Liquidity

     Cash Flows. During the six months ended June 30, 1999, cash and cash equivalents decreased by $285,000. This decrease, along with $4,570,000 in cash provided by operations and $2,194,000 in cash provided by investing activities were used to meet deposit outflow of $3,188,000 and were the primary sources of funding cash dividends paid of $929,000 and stock repurchases of $3,015,000.

     As reflected in the accompanying consolidated balance sheet, the decrease in deposits is comprised of decreases in checking deposits and time deposits of $11,153,000 and $3,329,000, respectively, as substantially offset by an increase in savings and money market deposits of $11,294,000. The decrease in checking deposits is believed to be cyclical in nature.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At June 30, 1999, the Corporation had $75,000,000 in federal funds sales, a short-term securities portfolio of $3,166,000, and available-for-sale securities of $88,884,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 92.6% of total deposits at June 30, 1999, while time deposits of $100,000 and over and other time deposits comprised only 2.2% and 5.2%, respectively.

     The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

Market Risk

     The Bank invests in interest-earning assets which are funded by interest-bearing deposits, noninterest-bearing deposits, and capital. The Bank's results of operations are subject to risk resulting from interest rate fluctuations generally and from having assets and liabilities that have different maturity, repricing, prepayment/withdrawal characteristics or do not have a direct interest cost. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

     Because the Bank's interest-bearing deposit accounts generally reprice faster than its loans and investment securities, a decrease in interest rates should initially have a positive impact on net interest income. However, since approximately 45% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital, a sustained decrease in interest rates should have a negative impact on net interest income as such assets reprice at lower rates without an offsetting reduction in interest expense. The opposite should be true of an increase in interest rates.

     The   Corporation's   exposure  to  interest  rate  risk  has  not  changed
substantially since December 31, 1998.

Year 2000

     The Bank began its Year 2000 compliance efforts in 1996 and has established formal processes for identifying, assessing, and managing the Year 2000 risks posed by internal bank activities, vendors, and customers. All core data processing systems have been modified to meet the Year 2000 date change.

     The Bank utilizes Fiserv, Inc. ("Fiserv"), one of the largest data processing providers for banks, savings institutions, and credit unions, to process the transactions originating from its core banking activities, which principally include deposits, loans, and the Bank's investment portfolio. Fiserv has informed the Bank that the software used to process its applications has been upgraded to be Year 2000 compliant and tested both internally and with clients. The client testing was performed in accordance with guidelines issued by various bank regulatory agencies. In the second quarter of 1999 the Bank completed its conversion to the Year 2000-compliant versions of Fiserv's software. A Year 2000 failure by Fiserv, of course, could have a significant adverse impact on the operations of the Bank. Business transactions originated by the Bank's Trust Department are processed by SEI Investments Company ("SEI"). SEI has modified its processing software to be Year 2000 compliant.

     Testing of internal information and embedded technology systems, none of which are deemed to be mission critical, is complete. In the third quarter of 1998, the Bank completed an initial assessment of the risks posed by its significant customers and counterparties and is continuing to assess these risks on an ongoing basis. During the remainder of this year the Bank will continue to monitor its own internal activities and the plans of its vendors and customers to address the Year 2000 issue.

     For a substantial portion of its internal information and embedded technology systems, none of which are deemed to be mission critical, the Bank has contingency/disaster recovery plans in place and is in the process of developing others where it is reasonably feasible. With respect to significant outside vendors, the Bank is developing contingency procedures to process information offline in the event of a Year 2000 failure. The Bank has a plan to address short-term liquidity needs that may result from Year 2000 issues.

     The Bank has upgraded its communication systems and the equipment used in its branch system. The timing of the upgrades was accelerated as a result of the Year 2000 issue. The total cost of the upgrades was approximately $1,500,000. Approximately half of the upgrades were placed in service in the latter part of 1998, and the balance was placed in service in the first quarter of 1999. Other than the cost of the equipment upgrades, the Bank expects to meet its Year 2000 commitment using internal resources and without incurring significant incremental expenses. Total incremental expenses are currently expected to be less than $200,000. Based on current information, management does not expect the total cost of Year 2000 compliance to materially impact the Corporation's future results of operations, financial condition, or liquidity.

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

ITEM 1.   NONE

ITEM 2.   NONE

ITEM 3.   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of The First of Long Island Corporation (the "Corporation") held April 20, 1999 was called to elect four directors to serve for two-year terms and until their successors have been elected and qualified.

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

--------------------------------------------------------------------------------
                                                        Number of Votes
                                               ---------------------------------

    Directors Elected At
       Annual Meeting                            Cast For            Withheld
--------------------------------------------------------------------------------
Howard Thomas Hogan, Jr.                        2,212,076             10,041
J. Douglas Maxwell, Jr.                         2,212,526             9,591
John R. Miller III                              2,181,721             32,695
Walter C. Teagle III                            2,215,083             7,034
--------------------------------------------------------------------------------

     The name of each other director whose term of office as a director continued after the annual meeting is as follows:

                                                               Term as Director
Name                                                                Expires
----                                                           ----------------
Paul T. Canarick                                                     2000
Beverly Ann Gehlmeyer                                                2000
J. William Johnson                                                   2000

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


                                    THE FIRST OF LONG ISLAND CORPORATION
                                    --------------------------------------------
                                    (Registrant)


DATE: August 10, 1999               By /s/ J. WILLIAM JOHNSON
                                    --------------------------------------------
                                    J. WILLIAM JOHNSON,
                                    (principal executive officer)


                                    By /s/ MARK D. CURTIS
                                    --------------------------------------------
                                    MARK D. CURTIS
                                    SENIOR VICE PRESIDENT AND TREASURER
                                    (principal financial and accounting officer)