Form 10-Q
period 1999-09-30
FIRST OF LONG ISLAND CORP
filed 1999-12-10
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 1999

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________to_____________________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                    OUTSTANDING AT DECEMBER 2, 1999
Common stock, par value                                      2,974,250
   $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                               SEPTEMBER 30, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

ITEM 1.  CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 1999 AND DECEMBER 31, 1998                          1

         CONSOLIDATED STATEMENTS OF INCOME
         NINE AND THREE MONTHS ENDED SEPTEMBER 30,
         1999 AND 1998                                                     2

         CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' EQUITY
         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                     3

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                     4

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     9-18

PART II. OTHER INFORMATION                                                 19

SIGNATURES                                                                 20

EXHIBITS

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                       21

================================================================================
   C O N S O L I D A T E D   B A L A N C E   S H E E T S
================================================================================

                                                                                              September 30,            December 31,
                                                                                                   1999*                   1998*
                                                                                              -------------           -------------
Assets:
   Cash and due from banks ..............................................................     $  20,104,000           $  16,336,000
   Federal funds sold ...................................................................        66,200,000              76,000,000
                                                                                              -------------           -------------
     Cash and cash equivalents ..........................................................        86,304,000              92,336,000
                                                                                              -------------           -------------

   Investment securities:
          Held-to-maturity, at amortized cost (approximate fair
             value of $189,385,000 and $191,252,000) ....................................       190,979,000             187,633,000
          Available-for-sale, at fair value (amortized cost
             of $96,480,000 and $84,878,000) ............................................        95,113,000              87,021,000
                                                                                              -------------           -------------
                                                                                                286,092,000             274,654,000
                                                                                              -------------           -------------
   Loans:
          Commercial and industrial .....................................................        29,167,000              28,748,000
          Secured by real estate ........................................................       144,478,000             132,357,000
          Consumer ......................................................................         6,409,000               6,366,000
          Other .........................................................................         1,670,000               4,119,000
                                                                                              -------------           -------------
                                                                                                181,724,000             171,590,000
          Unearned income ...............................................................          (911,000)               (872,000)
                                                                                              -------------           -------------
                                                                                                180,813,000             170,718,000
          Allowance for loan losses .....................................................        (2,042,000)             (3,651,000)
                                                                                              -------------           -------------
                                                                                                178,771,000             167,067,000
                                                                                              -------------           -------------

   Bank premises and equipment ..........................................................         6,731,000               6,312,000
   Prepaid income taxes .................................................................            52,000                 153,000
   Deferred income tax benefits .........................................................           911,000                 116,000
   Other assets .........................................................................         5,671,000               5,489,000
                                                                                              -------------           -------------
                                                                                              $ 564,532,000           $ 546,127,000
                                                                                              =============           =============
Liabilities:
   Deposits:
          Checking ......................................................................     $ 172,789,000           $ 175,046,000
          Savings and money market ......................................................       285,276,000             265,684,000
          Time, other ...................................................................        25,484,000              25,446,000
          Time, $100,000 and over .......................................................        13,879,000              13,055,000
                                                                                              -------------           -------------
                                                                                                497,428,000             479,231,000
   Accrued expenses and other liabilities ...............................................         2,097,000               3,152,000
                                                                                              -------------           -------------
                                                                                                499,525,000             482,383,000
                                                                                              -------------           -------------

Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 3,011,887 and 3,095,971 shares ...........................           301,000                 310,000
   Surplus ..............................................................................         1,842,000               4,219,000
   Retained earnings ....................................................................        63,671,000              57,949,000
                                                                                              -------------           -------------
                                                                                                 65,814,000              62,478,000
   Accumulated other comprehensive income, net of tax ...................................          (807,000)              1,266,000
                                                                                              -------------           -------------
                                                                                                 65,007,000              63,744,000
                                                                                              -------------           -------------
                                                                                              $ 564,532,000           $ 546,127,000
                                                                                              =============           =============

*Restated - See note 2 to consolidated financial statements

See notes to consolidated financial statements

================================================================================
   C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E
================================================================================

                                                                          Nine Months Ended                Three Months Ended
                                                                             September 30,                     September 30,
                                                                    -----------------------------      -----------------------------
                                                                        1999*            1998*             1999*            1998*
                                                                    ------------     ------------      ------------     ------------
Interest income:
    Loans .....................................................     $ 11,237,000     $ 10,852,000      $  3,770,000     $  3,688,000
    Investment securities:
        Taxable ...............................................        8,569,000        9,047,000         2,994,000        3,053,000
        Nontaxable ............................................        2,748,000        2,234,000           941,000          818,000
    Federal funds sold ........................................        2,521,000        2,161,000           941,000          851,000
                                                                    ------------     ------------      ------------     ------------
                                                                      25,075,000       24,294,000         8,646,000        8,410,000
                                                                    ------------     ------------      ------------     ------------
Interest expense:
    Savings and money market deposits .........................        5,709,000        5,972,000         2,055,000        2,112,000
    Time deposits .............................................        1,150,000        1,430,000           385,000          479,000
                                                                    ------------     ------------      ------------     ------------
                                                                       6,859,000        7,402,000         2,440,000        2,591,000
                                                                    ------------     ------------      ------------     ------------
        Net interest income ...................................       18,216,000       16,892,000         6,206,000        5,819,000
Provision for loan losses (credit) ............................               --         (100,000)               --               --
                                                                    ------------     ------------      ------------     ------------
        Net interest income after provision
            for loan losses (credit) ..........................       18,216,000       16,992,000         6,206,000        5,819,000
                                                                    ------------     ------------      ------------     ------------

Noninterest income:
    Trust Department income ...................................          924,000          868,000           289,000          310,000
    Service charges on deposit accounts .......................        2,491,000        2,226,000           787,000          722,000
    Other .....................................................          417,000          372,000           163,000          138,000
                                                                    ------------     ------------      ------------     ------------
                                                                       3,832,000        3,466,000         1,239,000        1,170,000
                                                                    ------------     ------------      ------------     ------------
Noninterest expense:
    Salaries ..................................................        5,789,000        5,432,000         1,964,000        1,875,000
    Employee benefits .........................................        2,062,000        2,061,000           655,000          699,000
    Occupancy and equipment expense ...........................        1,719,000        1,531,000           569,000          527,000
    Other operating expenses ..................................        2,776,000        2,497,000           898,000          865,000
                                                                    ------------     ------------      ------------     ------------
                                                                      12,346,000       11,521,000         4,086,000        3,966,000
                                                                    ------------     ------------      ------------     ------------
        Income before income taxes and transition
             adjustment to allowance for loan losses ..........        9,702,000        8,937,000         3,359,000        3,023,000
Income tax expense ............................................        3,018,000        2,845,000         1,048,000          948,000
                                                                    ------------     ------------      ------------     ------------

        Net income before transition adjustment to
             allowance for loan losses ........................        6,684,000        6,092,000         2,311,000        2,075,000
Transition adjustment to allowance for loan
  losses, net of income taxes of $655,000 .....................          945,000               --                --               --
                                                                    ------------     ------------      ------------     ------------
        Net Income ............................................     $  7,629,000     $  6,092,000      $  2,311,000     $  2,075,000
                                                                    ============     ============      ============     ============

Weighted average:
    Common shares .............................................        3,062,559        3,108,669         3,021,336        3,101,932
    Dilutive stock options ....................................           53,013           67,987            47,808           67,220
                                                                    ------------     ------------      ------------     ------------

                                                                       3,115,572        3,176,656         3,069,144        3,169,152
                                                                    ============     ============      ============     ============

Earnings per share before transition
    adjustment to allowance for loan losses:
    Basic .....................................................     $       2.18     $       1.96      $        .76     $        .67
                                                                    ============     ============      ============     ============
    Diluted ...................................................     $       2.15     $       1.92      $        .75     $        .65
                                                                    ============     ============      ============     ============

Earnings per share:
    Basic .....................................................     $       2.49     $       1.96      $        .76     $        .67
                                                                    ============     ============      ============     ============
    Diluted ...................................................     $       2.45     $       1.92      $        .75     $        .65
                                                                    ============     ============      ============     ============

*Restated - See Note 2 to consolidated financial statements

See notes to consolidated financial statements

====================================================================================================================================
   C O N S O L I D A T E D   S T A T E M E N T S   O F   C H A N G E S   I N   S T O C K H O L D E R S '   E Q U I T Y
====================================================================================================================================

                                     ----------------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30, 1999*
                                     ----------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                         Common Stock                        Compre-                      Compre-
                                     ----------------------                  hensive       Retained       hensive
                                     Shares        Amount      Surplus        Income       Earnings       Income          Total
                                     ---------    ---------   -----------   -----------   ------------    ----------   ------------
Balance, January 1, 1999 ..........  3,095,971    $ 310,000   $ 4,219,000                 $ 57,949,000    $1,266,000   $ 63,744,000
Net Income ........................                                         $ 7,629,000      7,629,000                    7,629,000
Repurchase and retirement
of common stock ...................    (90,558)      (9,000)   (3,463,000)                                               (3,472,000)
Exercise of stock options .........      6,474           --        86,000                                                    86,000
Unrealized losses on available-
for-sale-securities, net of
tax benefit of $1,437,000 .........                                          (2,073,000)                  (2,073,000)    (2,073,000)
                                                                            -----------
Comprehensive income ..............                                         $ 5,556,000
                                                                            ===========
Cash dividends declared -
  $.30 per share ..................                                                           (907,000)                    (907,000)
 Transfer from retained earnings
   to surplus .....................                             1,000,000                   (1,000,000)                          --
                                     ---------    ---------   -----------                 ------------    ----------   ------------
Balance, September 30, 1999 .......  3,011,887    $ 301,000   $ 1,842,000                 $ 63,671,000    $ (807,000)  $ 65,007,000
                                     =========    =========   ===========                 ============    ==========   ============

                                     ----------------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30, 1998*
                                     ----------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                         Common Stock                        Compre-                      Compre-
                                     ----------------------                  hensive       Retained       hensive
                                     Shares        Amount      Surplus        Income       Earnings       Income          Total
                                     ---------    ---------   -----------   -----------   ------------    ----------   ------------
Balance, January 1, 1998 ..........  3,113,061    $ 311,000   $ 5,471,000                 $ 52,717,000     $ 467,000   $ 58,966,000
Prior period adjustment ...........                                                         (1,223,000)                  (1,223,000)
Net Income ........................                                         $ 6,092,000      6,092,000                    6,092,000
Repurchase and retirement
of common stock ...................    (28,285)      (3,000)   (1,353,000)                                               (1,356,000)
Exercise of stock options .........     11,968        1,000       159,000                                                   160,000
Unrealized gains on available-
for-sale-securities, net of
tax of $684,000 ...................                                             987,000                      987,000        987,000
                                                                            -----------
Comprehensive income ..............                                         $ 7,079,000
                                                                            ===========
Cash dividends declared -
  $.27 per share ..................                                                           (838,000)                    (838,000)
Cash in lieu of fractional shares
on 3-for-2 stock split ............                                                            (14,000)                     (14,000)
Tax benefit of stock options ......                                91,000                                                    91,000
                                     ---------    ---------   -----------                 ------------    ----------   ------------
Balance, September 30, 1998 .......  3,096,744    $ 309,000   $ 4,368,000                 $ 56,734,000    $1,454,000   $ 62,865,000
                                     =========    =========   ===========                 ============    ==========   ============

*Restated - See note 2 to consolidated financial statements

See notes to consolidated financial statements

================================================================================
   C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
================================================================================

                                                                                Nine Months Ended September 30,
                                                                               ---------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                   1999*                 1998*
                                                                               ------------         ------------
Cash Flows From Operating Activities:
Net income ............................................................        $  7,629,000         $  6,092,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses (credit) ....................................                  --             (100,000)
Transition adjustment to allowance for loan losses ....................          (1,600,000)                  --
Deferred income tax provision .........................................             642,000               37,000
Depreciation and amortization .........................................             669,000              518,000
Premium amortization (discount accretion) on investment securities, net             609,000             (132,000)
Decrease in prepaid income taxes ......................................             101,000              108,000
Increase in other assets ..............................................            (182,000)            (556,000)
Increase (decrease) in accrued expenses and other liabilities .........            (126,000)             459,000
                                                                               ------------         ------------
Net cash provided by operating activities .............................           7,742,000            6,426,000
                                                                               ------------         ------------

Cash Flows From Investing Activities:
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity ......................................................          66,316,000           48,022,000
Available-for-sale ....................................................          16,367,000            4,260,000
Purchase of investment securities:
Held-to-maturity ......................................................         (69,999,000)         (45,742,000)
Available-for-sale ....................................................         (28,241,000)         (27,612,000)
Net increase in loans to customers ....................................         (10,104,000)         (15,079,000)
Purchases of bank premises and equipment ..............................          (1,088,000)          (1,062,000)
                                                                               ------------         ------------
Net cash used in investing activities .................................         (26,749,000)         (37,213,000)
                                                                               ------------         ------------

Cash Flows From Financing Activities:
Net increase in total deposits ........................................          18,197,000           28,678,000
Proceeds from exercise of stock options ...............................              86,000              160,000
Repurchase and retirement of common stock .............................          (3,472,000)          (1,356,000)
Cash dividends paid ...................................................          (1,836,000)          (1,668,000)
Cash in lieu of fractional shares on 3-for-2 stock split ..............                  --              (14,000)
                                                                               ------------         ------------
Net cash provided by financing activities .............................          12,975,000           25,800,000
                                                                               ------------         ------------
Net decrease in cash and cash equivalents .............................          (6,032,000)          (4,987,000)
Cash and cash equivalents, beginning of year ..........................          92,336,000           73,843,000
                                                                               ------------         ------------
Cash and cash equivalents, end of period ..............................        $ 86,304,000         $ 68,856,000
                                                                               ============         ============

Supplemental Schedule of Noncash:
Investing Activities
   Unrealized gains (losses) on available-for-sale securities .........        $ (3,510,000)        $  1,671,000
Financing Activities
   Tax benefit from exercise of employee stock options ................                  --               91,000

The Corporation made interest payments of $6,836,000 and $7,386,000 and income tax payments of $2,931,000 and $2,700,000 during the nine months ended September 30, 1999 and 1998, respectively.

*Restated - See note 2 to consolidated financial statements

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                               SEPTEMBER 30, 1999
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended September 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1998 consolidated balance sheet was derived from the Company's December 31, 1998 audited consolidated financial statements.

2.   PRIOR PERIOD ADJUSTMENT

     In November 1999, The First of Long Island Corporation (the "Corporation") learned of improprieties in its Trust Department that resulted in a misstatement of Trust Department income and a misappropriation of funds. As a result of these improprieties, the head of the Trust Department is no longer employed by the Corporation. Coverages for misappropriation are provided under the Bank's insurance policies. The Bank's management and its auditors are conducting an ongoing investigation into this and any possible related matters.

     The consolidated financial statements have been restated to correct the misstatement referred to above. The impact of the misstatement on earnings for years prior to 1998, net of applicable income taxes, is reflected in the statement of changes in stockholders equity for the nine months ended September 30, 1998 as a prior period adjustment. The following tables present unaudited quarterly data for 1999 and 1998 as originally reported and as restated to correct for the misstatement.

Quarterly Financial Data As Restated

                                                                        First           Second             Third             Nine
                                                                       Quarter          Quarter           Quarter           Months
                                                                       --------         --------          --------         --------
                                                                                  (in thousands, except per share data)
1999
Interest income ..............................................         $  8,178         $  8,251          $  8,646         $ 25,075
Interest expense .............................................            2,243            2,176             2,440            6,859
Net interest income ..........................................            5,935            6,075             6,206           18,216
Provision for loan losses (credit) ...........................               --               --                --               --
Noninterest income ...........................................            1,351            1,242             1,239            3,832
Noninterest expense ..........................................            4,165            4,095             4,086           12,346
Income before income taxes and transition
  adjustment to allowance for loan losses ....................            3,121            3,222             3,359            9,702
Income taxes .................................................              959            1,011             1,048            3,018
Net income before transition adjustment to
  allowance for loan losses ..................................            2,162            2,211             2,311            6,684
Transition adjustment to allowance for loan losses,
  net of income taxes ........................................               --              945                --              945
Net Income ...................................................            2,162            3,156             2,311            7,629
Earnings per share before transition adjustment
  to allowance for loan losses:
Basic ........................................................              .70              .72               .76             2.18
Diluted ......................................................              .69              .71               .75             2.15
Earnings per share:
Basic.........................................................              .70             1.03               .76             2.49
Diluted ......................................................              .69             1.01               .75             2.45
Comprehensive income .........................................            1,526            1,845             2,185            5,556


1998
Interest income ..............................................         $  7,789         $  8,095          $  8,410         $ 24,294
Interest expense .............................................            2,374            2,437             2,591            7,402
Net interest income ..........................................            5,415            5,658             5,819           16,892
Provision for loan losses (credit) ...........................               --             (100)               --             (100)
Noninterest income ...........................................            1,094            1,202             1,170            3,466
Noninterest expense ..........................................            3,715            3,840             3,966           11,521
Income before income taxes ...................................            2,794            3,120             3,023            8,937
Income taxes .................................................              891            1,006               948            2,845
Net income ...................................................            1,903            2,114             2,075            6,092
Earnings per share:
Basic ........................................................              .61              .68               .67             1.96
Diluted ......................................................              .60              .66               .65             1.92
Comprehensive income .........................................            1,855            2,173             3,051            7,079

Quarterly Financial Data As Originally Reported

                                                                        First           Second             Third             Nine
                                                                       Quarter          Quarter           Quarter           Months
                                                                       --------         --------          --------         --------
                                                                                   (in thousands, except per share data)
1999
Interest income ..............................................         $  8,178         $  8,251          $  8,646         $ 25,075
Interest expense .............................................            2,243            2,176             2,440            6,859
Net interest income ..........................................            5,935            6,075             6,206           18,216
Provision for loan losses (credit) ...........................               --               --                --               --
Noninterest income ...........................................            1,333            1,228             1,256            3,817
Noninterest expense ..........................................            4,165            4,095             4,086           12,346
Income before income taxes and transition
  adjustment to allowance for loan losses ....................            3,103            3,208             3,376            9,687
Income taxes .................................................              952            1,005             1,055            3,012
Net income before transition adjustment to
  allowance for loan losses ..................................            2,151            2,203             2,321            6,675
Transition adjustment to allowance for loan losses,
  net of income taxes ........................................               --              945                --              945
Net Income ...................................................            2,151            3,148             2,321            7,620
Earnings per share before transition adjustment
  to allowance for loan losses:
Basic ........................................................              .69              .72               .77             2.18
Diluted ......................................................              .68              .70               .76             2.14
Earnings per share:
Basic ........................................................              .69             1.03               .77             2.49
Diluted ......................................................              .68             1.01               .76             2.45
Comprehensive income .........................................            1,515            1,837             2,195            5,547

1998
Interest income ..............................................         $  7,789         $  8,095          $  8,410         $ 24,294
Interest expense .............................................            2,374            2,437             2,591            7,402
Net interest income ..........................................            5,415            5,658             5,819           16,892
Provision for loan losses (credit) ...........................               --             (100)               --             (100)
Noninterest income ...........................................            1,135            1,238             1,202            3,575
Noninterest expense ..........................................            3,715            3,840             3,966           11,521
Income before income taxes ...................................            2,835            3,156             3,055            9,046
Income taxes .................................................              908            1,021               961            2,890
Net income ...................................................            1,927            2,135             2,094            6,156
Earnings per share:
Basic ........................................................              .62              .69               .68             1.98
Diluted ......................................................              .61              .67               .66             1.94
Comprehensive income .........................................            1,879            2,194             3,070            7,143

3.   ALLOWANCE FOR LOAN LOSSES

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

Overview

     Before a transition adjustment to the allowance for loan losses, the Corporation earned $2.15 per share for the first nine months of 1999 as compared to $1.92 for the same period last year, an increase of approximately 12%. Based on net income before the transition adjustment of $6,684,000, the Corporation returned 1.64% on average total assets and 13.89% on average total equity. This compares to returns on assets and equity of 1.63% and 13.52%, respectively, for the same period last year. The transition adjustment, which was recorded in the second quarter of this year, resulted in a special nonrecurring credit to earnings and increased final earnings per share for the nine month period to $2.45. Total assets, deposits, and capital grew by approximately 9%, 10%, and 3%, respectively, when comparing balances at September 30, 1999 to those at September 30, 1998. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well capitalized bank.

     The most important factor in the increase in earnings before the transition adjustment was again an increase in checking account balances. Also important to the earnings increase was growth in money market savings type balances, service charge income, and stockholders' equity as well as a greater emphasis on municipal bonds and mortgage-backed securities in the Bank's investment portfolio.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                            Nine Months Ended September 30,
                                               -------------------------------------------------------------------------------------
                                                                1999                                           1998
                                               --------------------------------------       ---------------------------------------
                                                Average                      Average         Average                        Average
                                                Balance       Interest         Rate          Balance       Interest          Rate
                                               ---------      ---------     ---------       --------      ---------        --------
                                                                              (dollars in thousands)
Assets
Federal funds sold .......................     $  70,236      $   2,521        4.80 %       $ 53,367      $   2,161            5.41%
Investment Securities:
  Taxable ................................       189,446          8,569          6.05        194,656          9,047            6.21
  Nontaxable (1) .........................        82,918          4,164          6.70         65,967          3,385            6.84
Loans (1)(2) .............................       174,711         11,262          8.62        162,013         10,911            9.00
                                               ---------      ---------     ---------       --------      ---------        --------
Total interest-earning assets ............       517,311         26,516          6.85        476,003         25,504            7.16
                                                              ---------     ---------                     ---------        --------
Allowance for loan losses ................        (3,101)                                     (3,641)
                                               ---------                                    --------
Net interest-earning assets ..............       514,210                                     472,362
Cash and due from banks ..................        19,675                                      17,090
Premises and equipment, net ..............         6,361                                       5,267
Other assets .............................         5,812                                       5,645
                                               ---------                                    --------
                                               $ 546,058                                    $500,364
                                               =========                                    ========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ........     $ 273,701          5,709          2.79      $ 246,655          5,972            3.24
Time deposits ............................        38,004          1,150          4.05         39,202          1,430            4.88
                                               ---------      ---------     ---------      ---------      ---------        --------
Total interest-bearing deposits ..........       311,705          6,859          2.94        285,857          7,402            3.46
                                               ---------      ---------     ---------      ---------      ---------        --------
Checking deposits (3) ....................       167,723                                     151,769
Other liabilities ........................         2,273                                       2,508
                                               ---------                                   ---------
                                                 481,701                                     440,134
Stockholders' equity .....................        64,357                                      60,230
                                               ---------                                   ---------
                                               $ 546,058                                   $ 500,364
                                               =========                                   =========

Net interest income (1) ..................                    $  19,657                                   $  18,102
                                                              =========                                   =========
Net interest spread (1) ..................                                       3.91%                                         3.70%
                                                                            =========                                      ========
Net interest yield (1) ...................                                       5.08%                                         5.08%
                                                                            =========                                      ========

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first nine months of 1999 and 1998 based on a Federal income tax rate of 34%.

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

                                         Nine Months Ended September 30,
                                 ----------------------------------------------
                                                1999 Versus 1998
                                     Increase (decrease) due to changes in:
                                 ----------------------------------------------
                                                            Rate/         Net
                                  Volume        Rate      Volume(2)      Change
                                 -------      -------      -------      -------
                                                 (in thousands)
Interest Income:
Federal funds sold .........     $   683      $  (245)     $   (78)     $   360
Investment securities:
  Taxable ..................        (242)        (242)           6         (478)
  Nontaxable (1) ...........         870          (72)         (19)         779
Loans (1) ..................         855         (468)         (36)         351
                                 -------      -------      -------      -------
Total interest income ......       2,166       (1,027)        (127)       1,012
                                 -------      -------      -------      -------

Interest Expense:
Savings and money
  market deposits ..........         656         (827)         (92)        (263)
Time deposits ..............         (44)        (244)           8         (280)
                                 -------      -------      -------      -------
Total interest expense .....         612       (1,071)         (84)        (543)
                                 -------      -------      -------      -------
Increase (decrease) in net
  interest income ..........     $ 1,554      $    44      $   (43)     $ 1,555
                                 =======      =======      =======      =======

(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $1,555,000, or 8.6%, from $18,102,000 for the nine months ended September 30, 1998 to $19,657,000 for the comparable period in 1999. As can be seen from the above rate/volume analysis, the increase is comprised of positive volume and rate variances of $1,554,000 and $44,000, respectively, and a negative rate/volume variance of $43,000.

     The positive volume variance was largely caused by growth in average checking deposits and stockholders' equity and the use of such funds to purchase investment securities and originate loans. When comparing the first nine months of 1999 to the like period in 1998, average checking deposits increased by $15,954,000, or 10.5%, and average stockholders' equity increased by $4,127,000, or 6.9%.

     Also contributing to the positive volume variance was growth in money market type deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first nine months of 1999 to the same period in 1998, average savings and money market deposits increased by $27,046,000, or 11.0%.

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

     The Bank's calling program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first nine months of 1999 to the same period last year, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and excellent conditions in the local economy. The increase in average capital is attributable to the retention of net income and, to a much lesser extent, the exercise of employee stock options. The effect of these items on capital was partially offset by the payment of semi-annual cash dividends and repurchase and retirement of common stock under the Corporation's stock repurchase program.

     Net interest spread and yield were 3.91% and 5.08%, respectively, for the first nine months of 1999 as compared to 3.70% and 5.08%, respectively, for the same period last year. It would appear that the principal cause for the increase in spread was that in January 1999 the Bank lowered the rates paid on its traditional savings and interest-bearing checking products to more align them with local market conditions. However, it should be noted that that during the third quarter of 1999 the federal funds target rate increased by 50 basis points and the Bank increased its prime lending rate and the rates paid on its money market products by a like amount. As more fully discussed in the Market Risk section of this Discussion and Analysis of Financial Condition and Results of Operations, an increase in interest rates should initially have a negative impact on net interest income, while a sustained increase should have the opposite effect.

Allowance and Provision For Loan Losses

     The allowance for loan losses was $2,042,000 at September 30, 1999 as compared to $3,651,000 at December 31, 1998, representing 1.13% and 2.14%, respectively, of total loans. The reduction in the allowance during 1999 is primarily due to the $1,600,000 transition adjustment made in the second quarter. As further discussed below, the transition adjustment was made in response to recent guidance issued by staff members of the Financial Accounting Standards Board and further guidance issued by staff members of the Securities and Exchange Commission (the "SEC").

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

     In the second quarter of 1999 the Bank made a transition adjustment to reduce its allowance for loan losses by $1,600,000. This transition adjustment resulted in an allowance for loan losses that management believes to be within an acceptable range and was made in response to an article issued by staff members of the Financial Accounting Standards Board in April 1999 and subsequent statements issued by staff members of the Securities and Exchange Commission (the "SEC"). In applying the guidance contained in the article and statements, which narrowly defines what constitutes an inherent loan loss for purposes of inclusion in the allowance for loan losses, management considered factors such as ability to repay and collateral values as well as the factors discussed above.

       The SEC also addressed the accounting that may result from the application of its guidance and when such accounting should be applied. Pursuant to this, the reduction in the Bank's allowance was recorded in the second quarter of 1999 and has been accounted for like a change in the application of an accounting principle.

     The amount of future chargeoffs and provisions for loans losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 80% of total loans outstanding at September 30, 1999. Since 1987, environmental audits have been instituted for commercial mortgages, and the scope of these audits has been increased over the succeeding years. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

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

                                                    September 30, December 31,
                                                        1999          1998
                                                       ------        ------
                                                      (dollars in thousands)

Nonaccruing loans ...................................  $   --        $   22
Foreclosed real estate ..............................      --            --
                                                       ------        ------
  Total nonperforming assets ........................      --            22
Troubled debt restructurings ........................      --            --
Loans past due 90 days or more as to
  principal or interest payments and still accruing .       3            --
                                                       ------        ------
  Total risk elements ...............................  $    3        $   22
                                                       ======        ======

Nonaccruing loans as a percentage of total loans ....     .00%          .01%
                                                       ======        ======
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ........................     .00%          .01%
                                                       ======        ======
Risk elements as a percentage of total loans and
  foreclosed real estate ............................     .00%          .01%
                                                       ======        ======


Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Noninterest income increased by $366,000, or 10.6%, from $3,466,000 for the first nine months of 1998 to $3,832,000 for the same period in 1999. The increase, which is primarily comprised of increases in maintenance/activity charges and overdraft check charges, is partially attributable to a revision of the Bank's service charge schedule in 1999.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $825,000, or 7.2%, from $11,521,000 for the first nine months of 1998 to $12,346,000 for the same period in 1999. The increase is largely comprised of an increase in salaries of $357,000, or 6.6%, an increase in occupancy and equipment expense of $188,000, or 12.3%, and an increase in other operating expenses of $279,000, or 11.2%. The increase in salaries is primarily attributable to normal annual salary increases and new branch openings. The Bank opened two commercial banking offices in Suffolk County, Long Island in the third quarter of 1998, and an additional commercial banking office in Nassau County, Long Island in January 1999. In addition, the Bank opened a full-service branch in Rockville Centre, Nassau County, Long Island in February 1998 and simultaneously closed its Rockville Centre commercial banking office.

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

     Income tax expense as a percentage of book income before the transition adjustment was 31.1% and 31.8% for the first nine months of 1999 and 1998, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 1999 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities.

Results of Operations - Three Months Ended September 30, 1999 Versus Three Months Ended September 30, 1998

     Net income for the third quarter of 1999 was $2,311,000, or $.75 per share, as compared to $2,075,000, or $.65 per share, for the same quarter in 1998. The increase in earnings for the quarter was primarily due to the net effect of increases in net interest income and noninterest expense of $387,000 and $120,000, respectively. The significant reasons for the increases in net interest income and noninterest expense are substantially the same as those discussed above with regard to the nine month periods.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well capitalized bank. The following table sets forth the Corporation's capital ratios at September 30, 1999 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at September 30, 1999 substantially exceed the requirements for a well-capitalized bank.

                                                                    Regulatory Standards
                                           Corporation's        --------------------------
                                         Capital Ratios at         Well         Adequately
                                        September 30, 1999      Capitalized    Capitalized
                                        ------------------      -----------    -----------
Total  Risk-Based Capital Ratio .....         29.83%               10.00%         8.00%
Tier 1 Risk-Based Capital Ratio .....         28.92                 6.00          4.00
Tier 1 Leverage Capital Ratio .......         11.51                 5.00          4.00


     Total stockholders' equity increased by $1,263,000, or from $63,744,000 at December 31, 1998 to $65,007,000 at September 30, 1999. The increase in stockholders' equity is attributable to net income of $7,629,000 and proceeds from the exercise of stock options. The impact of these items was partially offset by common stock repurchases amounting to $3,472,000, unrealized losses on available-for-sale securities of $2,073,000 and cash dividends declared of $907,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase from time to time shares of its own common stock in market or private transactions. Thus far in 1999, the Board of Directors has approved four stock repurchase plans. The first two plans were approved in April and May of this year and authorized the purchase of 25,000 and 50,000 shares, respectively. The remaining two plans were approved in October and each authorized the purchase of 35,000 shares. Total shares purchased to date in 1999 are 128,263, of which 107,485 were purchased under the 1999 plans and 20,778 were purchased under a plan approved in 1998. There are 37,515 shares that can still be purchased under the 1999 plans.

Cash Flows and Liquidity

     Cash Flows. During the nine months ended September 30, 1999, cash and cash equivalents decreased by $6,032,000. This decrease, along with $7,742,000 in cash provided by operations and $18,197,000 in deposit growth were the primary sources of funding increases in the securities and loan portfolios by $15,557,000 and $10,104,000, respectively, stock repurchases of $3,472,000, cash dividends paid of $1,836,000, and capital expenditures of $1,088,000.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At September 30, 1999, the Corporation had $66,200,000 in federal funds sales, a short-term securities portfolio of $22,174,000, and available-for-sale securities of $95,113,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 92.1% of total deposits at September 30, 1999, while time deposits of $100,000 and over and other time deposits comprised only 2.8% and 5.1%, respectively.

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

     It is believed that the Corporation's exposure to interest rate risk has not changed materially since December 31, 1998.

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

     Testing of internal information and embedded technology systems, none of which are deemed to be mission critical, is complete. With respect to a substantial portion of these systems, the Bank has contingency/disaster recovery plans in place and is in the process of developing others where it is reasonably feasible. With respect to significant outside vendors, the Bank is developing contingency plans to meet the needs of customers in the event of a Year 2000 failure. The Bank has a plan to address potential customer cash needs that may result from Year 2000 concerns.

     In the third quarter of 1998, the Bank completed an initial assessment of the risks posed by its significant customers and counterparties and is continuing to assess these risks on an ongoing basis. During the remainder of this year the Bank will continue to monitor its own internal activities and the plans of its vendors and customers to address the Year 2000 issue.

     The Bank has upgraded its communication systems and the equipment used in its branch system. The timing of the upgrades was accelerated as a result of the Year 2000 issue. The total cost of the upgrades was approximately $1,500,000. Approximately half of the upgrades were placed in service in the latter part of 1998, and the balance was placed in service in the first quarter of 1999. Other than the cost of the equipment upgrades, the Bank expects to meet its Year 2000 commitment using internal resources and without incurring significant incremental expenses. Total incremental expenses are currently expected to be approximately $200,000. Based on current information, management does not expect the total cost of Year 2000 compliance to materially impact the Corporation's future results of operations, financial condition, or liquidity.

Legislation

     Commercial checking deposits currently account for approximately 26% of the Bank's total deposits. Congress is currently considering legislation that would allow customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  NONE

ITEM 2.  NONE

ITEM 3.  NONE

ITEM 4.  NONE

ITEM 5.  STOCK REPURCHASE PROGRAM

     Since 1988, the Corporation has had a stock repurchase program under which it can purchase from time to time shares of its own common stock in market or private transactions. Thus far in 1999, the Board of Directors has approved four stock repurchase plans. The first two plans were approved in April and May of this year and authorized the purchase of 25,000 and 50,000 shares, respectively. The remaining two plans were approved in October and each authorized the purchase of 35,000 shares. Total shares purchased to date in 1999 are 128,263, of which 107,485 were purchased under the 1999 plans and 20,778 were purchased under a plan approved in 1998. There are 37,515 shares that can still be purchased under the 1999 plans.

ITEM 6.   (a)  Exhibits:  Exhibit 27 -  Financial  Data  Schedule  is  submitted herewith

          (b) Reports on Form 8-K - On November 17, 1999, the Corporation filed a current report on Form 8-K to report that on November 12, 1999 it had announced improprieties by one of its employees that resulted in a misstatement of the Corporation's previously reported earnings and a misappropriation of funds. The exhibits to the Form 8-K included the text of the November 12, 1999 press release and the text of a press release dated October 8, 1999 announcing the Corporation's earnings, before the restatement, for the nine months ended September 30, 1999.

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


                                    THE FIRST OF LONG ISLAND CORPORATION
                                    --------------------------------------------
                                    (Registrant)


DATE: December 2, 1999              By /s/ J. WILLIAM JOHNSON
                                    --------------------------------------------
                                    J. WILLIAM JOHNSON, PRESIDENT
                                    (principal executive officer)


                                    By /s/ MARK D. CURTIS
                                    --------------------------------------------
                                    MARK D. CURTIS
                                    SENIOR VICE PRESIDENT AND TREASURER
                                    (principal financial and accounting officer)