Form 10-K
period 1999-12-31
FIRST OF LONG ISLAND CORP
filed 2000-03-29
CIK 740663

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

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                         Commission file Number 0-12220

                      THE FIRST OF LONG ISLAND CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)

           New York                                      11-2672906
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

    10 Glen Head Road, Glen Head, NY                       11545
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code (516) 671-4900

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
                None                                     N/A

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.10 par value per share
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes _X_    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            [Cover page 1 of 2 pages]

     The aggregate market value of the Corporation's voting stock (based on the average bid and ask price of the stock on February 29, 2000) held by non-affiliates was $78,957,399 (excludes $12,093,111 representing the market value of common stock beneficially owned by directors and executive officers of the Registrant).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at February 29, 2000
Common Stock, $.10 par value                                2,940,077

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts II and IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2000 are incorporated by reference into Part III.

                            [Cover page 2 of 2 pages

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

     During 1999, the Bank opened one new commercial banking office in Nassau County, Long Island located in the town of Garden City. In the coming years, the Bank will continue to search for favorable locations at which to establish new branches, with continued emphasis on the commercial banking unit type.

     In addition to the one new branch location discussed above, the Bank has a main office located in Huntington, New York, eight other full service offices (Glen Head, Greenvale, Locust Valley, Northport, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury) and eight other commercial banking offices (Bohemia, Great Neck, Hauppauge, Hicksville, Lake Success, Mineola, New Hyde Park, Valley Stream), all of which are in Nassau and Suffolk Counties.

     The Bank's revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

     The Bank did not commence, abandon, or significantly change any of its lines of business during 1999.

     The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of large banks such as Citibank, Chase Manhattan Bank, Bank of New York, European American Bank, and Fleet Bank, N.A.

Lending Activities

     General. The Bank's loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including construction loans, commercial and residential mortgage loans, home equity loans and lines, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, or deposit accounts. Consumer loans include, among other things, student loans guaranteed by the Federal government, auto loans, unsecured home improvement loans, unsecured personal loans, overdraft checking lines, and VISA(R) credit cards.

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

     Except residential mortgages and home equity products, loans from $300,000 to $500,000 require the approval of the Management Loan Committee (home equity loans and lines have more stringent approval requirements). All loans in excess of $500,000 require the approval of the Management Loan Committee and two members of the Board Loan Committee, one of whom must be a non-management director.

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

     The accrual of interest on loans is generally discontinued when principal or interest payments become past due 90 days or more. As of December 31, 1999, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in "Note C" to its consolidated financial statements.

     Economic conditions in the Bank's market area were excellent during 1999. Future levels of past due, nonperforming, and restructured loans will be affected by the strength of the local economy.

     Allowance for Loan Losses. The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated inherent losses in the Bank's loan portfolio. Changes in the Bank's allowance for loan losses for each of the five years in the period ended December 31, 1999 and the allocation of the Bank's allowance for loan losses by loan type at the end of each of these years can be found in "Note C - Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     The allowance for loan losses is established through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allocated component of the allowance for loan losses is comprised of (1) impairment losses identified as a result of selectively reviewing individual credits plus (2) losses on loans that have not been specifically reviewed but rather determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. The unallocated or general component of the allowance is designed to cover losses in the portfolio that have not otherwise been identified through the review of specific loans or pools of loans.

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 81% of total loans outstanding at December 31, 1999. Since 1987, environmental audits have been instituted on commercial properties and the scope of these audits has been increased over the succeeding years. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

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

     At December 31, 1999, the Bank had net unrealized losses of $2,740,000 in its held-to-maturity portfolio, consisting of gross unrealized losses of $3,068,000 and gross unrealized gains of $328,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. The Bank has the intent and ability to hold these securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

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

     Maturity Information. The maturities and weighted average yields of the Bank's investment securities at December 31, 1999 can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     The Bank received dividends on its Federal Reserve Bank stock of $6,905 in 1999 representing a yield of 6.00%.

Sources of Funds

     General. The Bank's primary sources of funds are deposits, cash flows from operations, collection of principal and interest on loans, maturity and redemption of investment securities, and interest earned on investment securities and federal funds sold.

     The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including "First Class", regular, budget, senior citizen and special checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking, including interest on lawyer accounts (IOLA); three money-market-type products, including a traditional money market savings account, "Select Savings" - a statement savings account that earns a money market rate, and "Diamond Savings" - a passbook savings account that earns a money market rate; statement and passbook savings; escrow service; rent security; savings certificates (3 month, 6 month and 1 to 6 year terms); large and jumbo certificates; holiday club accounts; and individual retirement accounts (savings certificates with terms of 1 to 6 years).

     Total certificates of deposits, the majority of which mature within one year, were $38,550,000, or 7.7% of total deposits, at December 31, 1999. Certificates of deposit in amounts of $100,000 or more were $14,668,000 at December 31, 1999, or 2.9% of total deposits.

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

     Remaining Maturities of Time Deposits. The remaining maturities of the Bank's time deposits in amounts of $100,000 or more at December 31, 1999 can be found in "Note E - Deposits" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

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

Employees

     As of December 31, 1999, the Bank had 164 full-time equivalent employees and considers employee relations to be satisfactory. Employees of the Bank are not represented by a collective bargaining unit.

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

     None were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "FLIC". The table appearing on page (i) of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1999 showing the high and low sales prices, by quarter, for the years ended December 31, 1999 and 1998 is incorporated herein by reference.

     On February 29, 2000, there were 2,940,077 shares of the Corporation's common stock outstanding with 761 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

     During 1999 and 1998, the Corporation declared semi-annual cash dividends aggregating $.64 and $.57 per share, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" appearing on page (i) of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1999 is incorporated herein by reference.

     The Corporation's dividend payout ratio was 19.81%, 21.92% and 21.03% for 1999, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 4 through 11 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1999 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing on pages 9 through 11 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1999 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent public accountants appearing on pages 14 through 37 of Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "ELECTION OF DIRECTORS" appearing on pages 3 through 5 and "MANAGEMENT" appearing on pages 7 and 8 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2000 are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "COMPENSATION  OF  DIRECTORS",   "BOARD  COMPENSATION   COMMITTEE  REPORT",
"COMPENSATION   OF   EXECUTIVE   OFFICERS",    "SUMMARY   COMPENSATION   TABLE",
"COMPENSATION  PURSUANT TO PLANS", and

"PERFORMANCE GRAPH" appearing on pages 5 and 8 through 16 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2000 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" appearing on Pages 1 through 3 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "TRANSACTIONS WITH MANAGEMENT AND OTHERS" appearing on pages 16 and 17 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2000 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

     The following consolidated financial statements of the Corporation and its subsidiary, and Report of Independent Public Accountants thereon, as required by
Item 8 of this report are incorporated herein by reference.

o    Consolidated Balance Sheets - December 31, 1999 and 1998

o    Consolidated Statements of Income - Years ended December 31, 1999, 1998 and
     1997

o Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

o Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

o    Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

       None Applicable.

(a) 3. Listing of Exhibits

       The following exhibits are submitted herewith.

Exhibit No.  Name                                                                                Exhibits
-----------  ----                                                                                --------
3 (i)        Certificate of Incorporation, as amended                                            *
3 (ii)       By-laws, as amended
10.1         Incentive Compensation Plan                                                         **
10.2         1986 Stock Option and Appreciation Rights Plan                                      ***
10.3         1996 Stock Option and Appreciation Rights Plan                                      ****
10.4         Employment Agreement between Registrant and J. William Johnson, dated January 31, 1996, as amended December 18, 1996, January 2, 1998,
                 and January 6, 1999                                                             *****
10.5         Employment Agreement between Registrant and Arthur J. Lupinacci, Jr., dated July 1, 1999 (please note that Mr. Lupinacci's current base annual salary is disclosed in Exhibit 99 to this Form 10-K Filing)
10.6         Amended Special Severance Agreement between Registrant and Donald L. Manfredonia, dated July 1, 1999
10.7         Amended Special Severance Agreement between Registrant and Joseph G. Perri, dated July 1, 1999
10.8         Amended Special Severance Agreement between Registrant and Richard Kick, dated July 1, 1999
10.9         Amended Special Severance Agreement between Registrant and Mark D. Curtis, dated July 1, 1999
13           Registrant's Annual Report to Shareholders for the fiscal year ended
               December 31, 1999
21           Subsidiary of Registrant
23           Consent of Independent Public Accountants
27           Financial Data Schedule
99           Notice of 2000 Annual Meeting and Proxy Statement                                   ******


* Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

** "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 12 and 8, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2000 are incorporated herein by reference.

*** Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

**** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

***** Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson's employment agreement each involved an increase in Mr. Johnson's base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. Mr. Johnson's current base annual salary is disclosed in
Exhibit 99 to this Form 10-K Filing.

****** The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2000 was submitted in electronic format on March 13, 2000 and is incorporated herein by reference.

(b)  Reports on Form 8-K

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

                                            THE FIRST OF LONG ISLAND CORPORATION
                                            ------------------------------------
                                            (Registrant)

Dated: March 21, 2000                    By /s/ J. WILLIAM JOHNSON
                                            ------------------------------------
                                            J. WILLIAM JOHNSON, President
                                            (principal executive officer)

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

Signatures                               Titles                   Date
----------                               ------                   ----

/s/ J. WILLIAM JOHNSON              President, Chairman           MARCH 21, 2000
-----------------------------       of the Board, Chief
J. William Johnson                  Executive Officer

/s/ ALLEN E. BUSCHING               Director                      MARCH 21, 2000
-----------------------------
Allen E. Busching

/s/ PAUL T. CANARICK                Director                      MARCH 21, 2000
-----------------------------
Paul T. Canarick

/s/ BEVERLY ANN GEHLMEYER           Director                      MARCH 21, 2000
-----------------------------
Beverly Ann Gehlmeyer

/s/ HOWARD THOMAS HOGAN, JR.        Director                      MARCH 21, 2000
-----------------------------
Howard Thomas Hogan, Jr.

/s/ J. DOUGLAS MAXWELL, JR.         Director                      MARCH 21, 2000
-----------------------------
J. Douglas Maxwell, Jr.

/s/ JOHN R. MILLER III              Director                      MARCH 21, 2000
-----------------------------
John R. Miller III

/s/ WALTER C. TEAGLE III            Director                      MARCH 21, 2000
-----------------------------
Walter C. Teagle III

                                  EXHIBIT INDEX

                                                                                       EXHIBIT BEGINS
                                                                                       ON SEQUENTIAL
EXHIBIT   DESCRIPTION                                                                      PAGE NO.
-------   -----------                                                                  --------------
3 (i)     Certificate of Incorporation, as amended                                           *
3 (ii)    By-laws, as amended                                                                10
10.1      Incentive Compensation Plan                                                        **
10.2      1986 Stock Option and Appreciation Rights Plan                                     ***
10.3      1996 Stock Option and Appreciation Rights Plan                                     ****
10.4      Employment Agreement Between Registrant and J. William Johnson,
            dated January 31, 1996, as amended December 18, 1996, January 2, 1998,
              and January 6, 1999                                                            *****
10.5      Employment Agreement between Registrant and Arthur J. Lupinacci, Jr., dated July 1, 1999 (please note that Mr. Lupinacci's current base annual
              salary is disclosed in Exhibit 99 to this Form 10-K Filing)                    21
10.6      Amended Special Severance Agreement between Registrant and Donald L.
            Manfredonia, dated July 1, 1999                                                  26
10.7      Amended Special Severance Agreement between Registrant and Joseph G. Perri,
            dated July 1, 1999                                                               31
10.8      Amended Special Severance Agreement between Registrant and Richard Kick,
            dated July 1, 1999                                                               36
10.9      Amended Special Severance Agreement between Registrant and Mark D. Curtis,
            dated July 1, 1999                                                               41
13        Registrant's Annual Report to Shareholders for the fiscal year ended
               December 31, 1999                                                             46
21        Subsidiary of Registrant                                                           98
23        Consent of Independent Public Accountants                                          99
27        Financial Data Schedule                                                            101
99        Notice of 2000 Annual Meeting and Proxy  Statement                                 ******

* Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

** "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 12 and 8, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2000 are incorporated herein by reference.

*** Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

**** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

***** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson's employment agreement each involved an increase in Mr. Johnson's base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. Mr. Johnson's current base annual salary is disclosed in Exhibit 99 to this Form 10-K Filing.

****** The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2000 was submitted in electronic format on March 13, 2000 and is incorporated herein by reference.