Form 10-Q
period 2000-03-31
FIRST OF LONG ISLAND CORP
filed 2000-05-12
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________________to_______________________


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                         OUTSTANDING AT MAY 2, 2000
Common stock, par value                               2,939,333
   $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                 MARCH 31, 2000
                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.   CONSOLIDATED BALANCE SHEETS
          MARCH 31, 2000 AND DECEMBER 31, 1999                             1

          CONSOLIDATED STATEMENTS OF INCOME
          THREE MONTHS ENDED MARCH 31,
          2000 AND 1999                                                    2

          CONSOLIDATED STATEMENTS OF CHANGES IN
            STOCKHOLDERS' EQUITY
          THREE MONTHS ENDED MARCH 31, 2000 AND 1999                       3

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED MARCH 31, 2000 AND 1999                       4

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       5

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    6-13

PART II.  OTHER INFORMATION                                                14

SIGNATURES                                                                 15

EXHIBITS

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                       16

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    March 31,       December 31,
                                                                      2000            1999*
                                                                  -------------    -------------
Assets:
   Cash and due from banks ....................................   $  12,982,000    $  21,174,000
   Federal funds sold .........................................      84,800,000       64,000,000
                                                                  -------------    -------------
     Cash and cash equivalents ................................      97,782,000       85,174,000
                                                                  -------------    -------------

   Investment securities:
          Held-to-maturity, at amortized cost (approximate fair
             value of $187,884,000 and $187,258,000) ..........     191,528,000      189,998,000
          Available-for-sale, at fair value (amortized cost
             of $100,897,000 and $103,125,000) ................      98,622,000      100,865,000
                                                                  -------------    -------------
                                                                    290,150,000      290,863,000
                                                                  -------------    -------------
   Loans:
          Commercial and industrial ...........................      29,837,000       30,296,000
          Secured by real estate ..............................     146,569,000      147,598,000
          Consumer ............................................       5,578,000        5,284,000
          Other ...............................................         465,000          549,000
                                                                  -------------    -------------
                                                                    182,449,000      183,727,000
          Unearned income .....................................        (932,000)        (953,000)
                                                                  -------------    -------------
                                                                    181,517,000      182,774,000
          Allowance for loan losses ...........................      (1,923,000)      (2,033,000)
                                                                  -------------    -------------
                                                                    179,594,000      180,741,000
                                                                  -------------    -------------

   Bank premises and equipment ................................       6,712,000        6,746,000
   Prepaid income taxes .......................................              --          194,000
   Deferred income tax benefits ...............................       1,160,000        1,197,000
   Other assets ...............................................       5,930,000        5,636,000
                                                                  -------------    -------------
                                                                  $ 581,328,000    $ 570,551,000
                                                                  =============    =============
Liabilities:
   Deposits:
          Checking ............................................   $ 173,802,000    $ 176,869,000
          Savings and money market ............................     299,429,000      287,799,000
          Time, other .........................................      24,237,000       23,853,000
          Time, $100,000 and over .............................      16,421,000       14,668,000
                                                                  -------------    -------------
                                                                    513,889,000      503,189,000
   Accrued expenses and other liabilities .....................       1,461,000        3,129,000
   Income taxes payable .......................................         298,000               --
                                                                  -------------    -------------
                                                                    515,648,000      506,318,000
                                                                  -------------    -------------

Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 2,940,077 and 2,962,803 shares .         294,000          296,000
   Surplus ....................................................       1,552,000        2,258,000
   Retained earnings ..........................................      65,186,000       63,013,000
                                                                  -------------    -------------
                                                                     67,032,000       65,567,000
   Accumulated other comprehensive income (loss), net of tax ..      (1,352,000)      (1,334,000)
                                                                  -------------    -------------
                                                                     65,680,000       64,233,000
                                                                  -------------    -------------
                                                                  $ 581,328,000    $ 570,551,000
                                                                  =============    =============

*Reclassified to conform to the current period's presentation

See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000              1999*
                                                    ------------     -----------
Interest income:
    Loans .......................................    $ 3,911,000     $ 3,656,000
    Investment securities:
        Taxable .................................      3,087,000       2,876,000
        Nontaxable ..............................      1,056,000         917,000
    Federal funds sold ..........................        910,000         729,000
                                                     -----------     -----------
                                                       8,964,000       8,178,000
                                                     -----------     -----------
Interest expense:
    Savings and money market deposits ...........      2,383,000       1,842,000
    Time deposits ...............................        447,000         401,000
                                                     -----------     -----------
                                                       2,830,000       2,243,000
                                                     -----------     -----------
        Net interest income .....................      6,134,000       5,935,000
Provision for loan losses (credit) ..............        (75,000)             --
                                                     -----------     -----------
        Net interest income after provision
            for loan losses (credit) ............      6,209,000       5,935,000
                                                     -----------     -----------

Noninterest income:
    Trust Department income .....................        294,000         357,000
    Service charges on deposit accounts .........        697,000         887,000
    Other .......................................        119,000         107,000
                                                     -----------     -----------
                                                       1,110,000       1,351,000
                                                     -----------     -----------
Noninterest expense:
    Salaries ....................................      1,968,000       1,927,000
    Employee benefits ...........................        780,000         723,000
    Occupancy and equipment expense .............        642,000         588,000
    Other operating expenses ....................        922,000         927,000
                                                     -----------     -----------
                                                       4,312,000       4,165,000
                                                     -----------     -----------
        Income before income taxes ..............      3,007,000       3,121,000
Income tax expense ..............................        834,000         959,000
                                                     -----------     -----------
        Net Income ..............................      2,173,000       2,162,000
                                                     ===========     ===========

Weighted average:
    Common shares ...............................      2,951,440       3,095,194
    Dilutive stock options ......................         37,038          57,191
                                                     -----------     -----------

                                                       2,988,478       3,152,385
                                                     ===========     ===========

Earnings per share:
    Basic .......................................    $       .74     $       .70
                                                     ===========     ===========
    Diluted .....................................    $       .73     $       .69
                                                     ===========     ===========

*Reclassified to conform to the current period's presentation

See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                ---------------------------------------------------------------------------------------------------
                                                                 Three Months Ended March 31, 2000
                                ---------------------------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other
                                      Common Stock                            Compre-                      Compre-
                                --------------------------                    hensive        Retained      hensive
                                 Shares          Amount       Surplus         Income         Earnings    Income (Loss)     Total
                                ----------    ------------  ------------    ------------   ------------  -------------  ------------
Balance, January 1, 2000 ......  2,962,803    $    296,000  $  2,258,000                   $ 63,013,000  $ (1,334,000) $ 64,233,000
Net Income ....................                                             $  2,173,000      2,173,000                   2,173,000
Repurchase and retirement
of common stock ...............    (23,214)         (2,000)     (711,000)                                                  (713,000)
Exercise of stock options .....        488                         5,000                                                      5,000
Unrealized losses on available-
for-sale-securities, net of
income taxes ..................                                                  (18,000)                     (18,000)      (18,000)
                                                                            ------------
Comprehensive income ..........                                             $  2,155,000
                                ----------    ------------  ------------    ============   ------------  ------------  ------------
Balance, March 31, 2000 .......  2,940,077    $    294,000  $  1,552,000                   $ 65,186,000  $ (1,352,000) $ 65,680,000
                                ==========    ============  ============                   ============  ============  ============


                                ---------------------------------------------------------------------------------------------------
                                                                     Three Months Ended March 31, 1999
                                ---------------------------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other
                                      Common Stock                            Compre-                      Compre-
                                --------------------------                    hensive        Retained      hensive
                                 Shares          Amount       Surplus         Income         Earnings      Income        Total
                                ----------    ------------  ------------    ------------   ------------  ------------  ------------
Balance, January 1, 1999 ......  3,095,971    $    310,000    $4,219,000                   $ 57,949,000  $  1,266,000  $ 63,744,000
Net Income ....................                                             $  2,162,000      2,162,000                   2,162,000
Repurchase and retirement
of common stock ...............     (5,030)         (1,000)     (213,000)                                                  (214,000)
Exercise of stock options .....      1,599                        17,000                                                     17,000
Unrealized losses on available-
for-sale-securities, net of
income taxes ..................                                                 (636,000)                    (636,000)     (636,000)
                                                                            ------------
Comprehensive income ..........                                             $  1,526,000
                                ----------    ------------    ----------    ============   ------------  ------------  ------------
Balance, March 31, 1999 .......  3,092,540    $    309,000    $4,023,000                   $ 60,111,000  $    630,000  $ 65,073,000
                                ==========    ============    ==========                   ============  ============  ============

See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     Three Months Ended March 31,
                                                                                 -----------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                     2000                   1999
                                                                                 ------------           ------------
Cash Flows From Operating Activities:
Net income .................................................................     $  2,173,000           $  2,162,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses (credit) .........................................          (75,000)                    --
Deferred income tax provision ..............................................           34,000                  3,000
Depreciation and amortization ..............................................          272,000                307,000
Premium amortization on investment securities, net .........................          169,000                159,000
Decrease in prepaid income taxes ...........................................          194,000                153,000
Increase in other assets ...................................................         (294,000)              (481,000)
Decrease in accrued expenses and other liabilities .........................         (661,000)              (668,000)
Increase in income taxes payable ...........................................          298,000                459,000
                                                                                 ------------           ------------
Net cash provided by operating activities ..................................        2,110,000              2,094,000
                                                                                 ------------           ------------

Cash Flows From Investing Activities:
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity ...........................................................       43,402,000             17,760,000
Available-for-sale .........................................................        6,000,000              3,725,000
Purchase of investment securities:
Held-to-maturity ...........................................................      (45,017,000)            (9,326,000)
Available-for-sale .........................................................       (3,856,000)            (3,964,000)
Net decrease in loans to customers .........................................        1,222,000                427,000
Purchases of bank premises and equipment ...................................         (238,000)              (361,000)
                                                                                 ------------           ------------
Net cash used in investing activities ......................................        1,513,000              8,261,000
                                                                                 ------------           ------------

Cash Flows From Financing Activities:
Net increase (decrease) in total deposits ..................................       10,700,000             (9,728,000)
Proceeds from exercise of stock options ....................................            5,000                 17,000
Repurchase and retirement of common stock ..................................         (713,000)              (214,000)
Cash dividends paid ........................................................       (1,007,000)              (929,000)
                                                                                 ------------           ------------
Net cash provided by (used in) financing activities ........................        8,985,000            (10,854,000)
                                                                                 ------------           ------------
Net increase (decrease) in cash and cash equivalents .......................       12,608,000               (499,000)
Cash and cash equivalents, beginning of year ...............................       85,174,000             92,336,000
                                                                                 ------------           ------------
Cash and cash equivalents, end of period ...................................     $ 97,782,000           $ 91,837,000
                                                                                 ============           ============

Supplemental Schedule of Noncash:
Investing Activities
Unrealized losses on available-for-sale securities .........................     $    (15,000)          $ (1,076,000)

The Corporation made interest payments of $2,806,000 and $2,252,000 and income tax payments of $308,000 and $344,000 during the three months ended March 31, 2000 and 1999, respectively.


See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                 MARCH 31, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended March 31, 2000 and 1999 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1999 consolidated balance sheet was derived from the Company's December 31, 1999 audited consolidated financial statements.

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

Overview

     The Corporation earned $.73 per share for the first quarter of 2000 as compared to $.69 for the same quarter last year, an increase of approximately 6%. Based on net income of $2,173,000, the Corporation returned 1.53% on average total assets and 13.65% on average total equity. This compares to returns on assets and equity of 1.64% and 13.64%, respectively, for the same period last year. Total assets, deposits, and capital grew by approximately 8%, 9%, and 1%, respectively, when comparing balances at March 31, 2000 to those at March 31, 1999. Despite earnings, the growth in capital was minimal as a result of a significant level of activity under the Corporation's stock repurchase program and unrealized losses on available-for-sale securities. Management has used the stock repurchase program to enhance both earnings per share and return on average stockholders' equity. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well capitalized bank.

     The most important factor in the increase in earnings per share was an increase in checking account balances. Also important were growth in money market savings type balances and the impact of the Corporation's stock repurchase program. Negatively affecting earnings were declines in net interest margin and service charge income, the latter resulting from the loss of several accounts which incurred high overdraft and other service charges.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                       Three Months Ended March 31,
                                              ------------------------------------------------------------------------------
                                                          2000                                    1999
                                              ---------------------------------------  -------------------------------------
                                                Average                  Average        Average                 Average
                                                Balance       Interest     Rate         Balance      Interest     Rate
                                              ------------   ----------  ------------  -----------  ----------  ------------
                                                                          (dollars in thousands)
Assets
Federal funds sold .......................    $     65,863   $      910      5.56%     $   63,398   $      729      4.66%
Investment Securities:
  Taxable.................................         202,511        3,087      6.13         188,298        2,876      6.19
  Nontaxable (1)..........................          89,923        1,600      7.12          83,187        1,389      6.68
Loans (1)(2)..............................         182,030        3,922      8.67         172,168        3,672      8.65
                                              ------------   ----------  ------------  ----------   ----------  ------------
Total interest-earning assets.............         540,327        9,519      7.08         507,051        8,666      6.91
                                                             ----------  ------------               ----------  ------------
Allowance for loan losses.................          (2,028)                                (3,660)
                                              ------------                             ----------
Net interest-earning assets...............         538,299                                503,391
Cash and due from banks...................          20,484                                 18,095
Premises and equipment, net...............           6,771                                  6,350
Other assets..............................           6,681                                  5,507
                                              ------------                             ----------
                                              $    572,235                             $  533,343
                                              ============                             ==========

Liabilities and
  Stockholders' Equity
Savings and money market deposits.....        $    288,661        2,383      3.32      $  267,348        1,842      2.79
Time deposits.............................          41,136          447      4.37          39,394          401      4.13
                                              ------------   ----------  ------------  ----------   ----------  ------------
Total interest-bearing deposits...........         329,797        2,830      3.45         306,742        2,243      2.97
                                              ------------   ----------  ------------  ----------   ----------  ------------
Checking deposits (3).....................         175,640                                159,879
Other liabilities.........................           2,437                                  2,437
                                              ------------                             ----------
                                                   507,874                                469,058
Stockholders' equity......................          64,361                                 64,285
                                              ------------                             ----------
                                              $    572,235                             $  533,343
                                              ============                             ==========

Net interest income (1)...................                   $    6,689                             $    6,423
                                                             ==========                             ==========
Net interest spread (1)...................                                   3.63%                                  3.94%
                                                                         ============                           ============
Net interest yield (1)....................                                   4.98%                                  5.14%
                                                                         ============                           ============

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first quarters of 2000 and 1999 based on a Federal income tax rate of 34%.

(2) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(3)  Includes official check and treasury tax and loan balances.

     Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

                                              Three Months Ended March 31,
                                        ----------------------------------------
                                                   2000 Versus 1999
                                        Increase (decrease) due to changes in:
                                        ----------------------------------------
                                                                Rate/       Net
                                        Volume      Rate       Volume(2)  Change
                                        ------     ------      --------   ------
                                                       (in thousands)
Interest Income:
Federal funds sold ................     $  29      $ 141       $  11      $ 181
Investment securities:
  Taxable .........................       219        (30)         22        211
  Nontaxable (1) ..................       112         91           8        211
Loans (1) .........................       212          7          31        250
                                        -----      -----       -----      -----
Total interest income .............       572        209          72        853
                                        -----      -----       -----      -----

Interest Expense:
Savings and money
  market deposits .................       148        350          43        541
Time deposits .....................        18         24           4         46
                                        -----      -----       -----      -----
Total interest expense ............       166        374          47        587
                                        -----      -----       -----      -----
Increase (decrease) in net
  interest income .................     $ 406      $(165)      $  25      $ 266
                                        =====      =====       =====      =====

(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $266,000, or 4.1%, from $6,423,000 for the first quarter of 1999 to $6,689,000 for the comparable period in 2000. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $406,000 and a negative rate variance of $165,000.

     The positive volume variance was largely caused by growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first quarter of 2000 to the like period in 1999, average checking deposits increased by $15,761,000, or 9.9%.

     Also contributing to the positive volume variance was growth in money market type deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first quarter of 2000 to the same period in 1999, average savings and money market deposits increased by $21,313,000, or 8.0%.

     Funding interest-earning asset growth with growth in checking deposits has a greater impact on net interest income than funding such growth with interest-bearing deposits because checking deposits, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation's key strategies for increasing earnings per share.

     The Bank's calling program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first quarter of 2000 to the same period last year, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and excellent conditions in the local economy.

     Net interest spread and yield were 3.63% and 4.98%, respectively, for the first quarter of 2000 as compared to 3.94% and 5.14%, respectively, for the same period last year. The principal cause for the decrease in spread and yield was an escalation in general interest rates during the past nine months. During this period the federal funds target rate increased by 125 basis points from 4.75% to 6.00% and the Bank raised its prime lending rate and the rates paid on its money market products by a like amount. As more fully discussed in the Market Risk section of this Discussion and Analysis of Financial Condition and Results of Operations, an increase in interest rates should initially have a negative impact on net interest income, while a sustained increase should have the opposite effect.

Allowance and Provision For Loan Losses

     The allowance for loan losses was $1,923,000 at March 31, 2000 as compared to $2,033,000 at December 31, 1999, representing 1.1% of total loans at each date. The change in the allowance during the first quarter of 2000 is primarily due to a $75,000 credit provision for loan losses and chargeoffs of $42,000.

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

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 81% of total loans outstanding at March 31, 2000. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. As shown in the table that follows, the total level of risk elements was not significant at either December 31, 1999 or March 31, 2000.


                                                        March 31,   December 31,
                                                          2000         1999
                                                        ----------  -----------
                                                         (dollars in thousands)


Nonaccruing loans ....................................  $       --  $        28
Foreclosed real estate ...............................          --           --
                                                        ----------  -----------
  Total nonperforming assets .........................          --           28
Troubled debt restructurings .........................          --           --
Loans past due 90 days or more as to
  principal or interest payments and still accruing ..          --            5
                                                        ----------  -----------
  Total risk elements ................................  $       --  $        33
                                                        ==========  ===========

Nonaccruing loans as a percentage of total loans .....        .00%          .02%
                                                        ==========  ===========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate .........................        .00%          .02%
                                                        ==========  ===========
Risk elements as a percentage of total loans and
  foreclosed real estate .............................        .00%          .02%
                                                         ==========  ===========


Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Service charge income decreased by $190,000, or 21.4%, from $887,000 for the first quarter of 1999 to $697,000 for the same period in 2000. The decrease, which is largely comprised of decreases in maintenance/activity charges and overdraft check charges, is partially attributable to a the loss of several accounts that were large producers of service charge income.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $147,000, or 3.5%, from $4,165,000 for the first quarter of 1999 to $4,312,000 for the same period in 2000. The increase is primarily comprised of an increase in salaries of $41,000, or 2.1%, an increase in employee benefits expense of $57,000, or 7.9%, and an increase in occupancy and equipment expense of $54,000, or 9.2%. The increase in employee benefits expense is primarily attributable to increases in executive search fees and retirement expense. The increase in occupancy and equipment expense is largely attributable to an increase in depreciation expense resulting primarily from significant equipment upgrades made in 1999 and planned for 2000.

     Income tax expense as a percentage of book income was 27.7% and 30.7% for the first three months of 2000 and 1999, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 2000 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities and the implementation of certain tax planning strategies.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well capitalized bank. The following table sets forth the Corporation's capital ratios at March 31, 2000 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at March 31, 2000 substantially exceed the requirements for a well-capitalized bank.

                                                                       Regulatory Standards
                                             Corporation's         ----------------------------
                                            Capital Ratios at         Well         Adequately
                                             March 31, 2000        Capitalized    Capitalized
                                          ---------------------    ------------   -------------
Total  Risk-Based Capital Ratio ........         30.91%                  10.00%           8.00%
Tier 1 Risk-Based Capital Ratio ........         30.05                    6.00            4.00
Tier 1 Leverage Capital Ratio ..........         11.64                    5.00            4.00

     Total stockholders' equity increased by $1,447,000, or from $64,233,000 at December 31, 1999 to $65,680,000 at March 31, 2000. The increase in stockholders' equity is primarily attributable to the combined effect of net income of $2,173,000 and stock repurchases amounting to $713,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Thus far in 2000, the Board of Directors has approved one stock repurchase plan for 35,000 shares. Total shares purchased to date in 2000 are 23,214, all of which were purchased under a plan approved in 1999. There are 1,262 shares that can still be purchased under the 1999 plan and 35,000 shares that can be purchased under the 2000 plan.

Cash Flows and Liquidity

     Cash Flows. During the first quarter of 2000, deposit growth provided cash of $10,700,000 and operating and investing activities provided cash of $2,110,000 and $1,513,000, respectively. These amounts were used to increase the balance of cash and cash equivalents by $12,608,000, pay cash dividends of $1,007,000, and fund stock repurchases amounting to $713,000.

     The deposit growth of $10,700,000 is largely attributable to growth in money market type balances of $9,024,000. The $3,067,000 decrease in checking balances noted when comparing March 31, 2000 to December 31, 1999 is believed to be cyclical in nature.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At March 31, 2000, the Corporation had $84,800,000 in federal funds sales, a short-term securities portfolio of $24,743,000, and available-for-sale securities of $98,622,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 92.1% of total deposits at March 31, 2000, while time deposits of $100,000 and over and other time deposits comprised only 3.2% and 4.7%, respectively.

     The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

Market Risk

     The Bank invests in interest-earning assets which are funded by interest-bearing deposits, noninterest-bearing deposits, and capital. The Bank's results of operations are subject to risk resulting from interest rate fluctuations generally and from having assets and liabilities that have different maturity, repricing, prepayment/withdrawal characteristics or do not have a direct interest cost. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected cash flows from liabilities) will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to maximize net interest income while at the same time maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

     Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, an increase in interest rates should initially have a negative impact on net interest income. However, since approximately 44% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital, a sustained increase in interest rates should have a positive impact on net interest income as such assets reprice at higher rates without an offsetting increase in interest expense. The opposite should be true of a decrease in interest rates.

     It is believed that the Corporation's exposure to interest rate risk has not changed materially since December 31, 1999.

Legislation

     Commercial checking deposits currently account for approximately 25% of the Bank's total deposits. Congress is actively considering legislation that would allow customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

Forward Looking Statements

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various forward-looking statements with respect to financial performance and business matters. Such statements are contained in sentences including the words "expect" or "could" or "should" or "would". The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

PART II. OTHER INFORMATION

ITEM 1.  NONE

ITEM 2.  NONE

ITEM 3.  NONE

ITEM 4.  NONE

ITEM 5.  STOCK REPURCHASE PROGRAM

     Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Thus far in 2000, the Board of Directors has approved one stock repurchase plan for 35,000 shares. Total shares purchased to date in 2000 are 23,214, all of which were purchased under a plan approved in 1999. There are 1,262 shares that can still be purchased under the 1999 plan and 35,000 shares that can be purchased under the 2000 plan.

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

                                    THE FIRST OF LONG ISLAND CORPORATION
                                    ------------------------------------
                                    (Registrant)


                                    By /s/ J. WILLIAM JOHNSON
                                    ------------------------------------
DATE: May 12, 2000                  J. WILLIAM JOHNSON, PRESIDENT
                                    (principal executive officer)

                                    By /s/ MARK D. CURTIS
                                    ------------------------------------
                                    MARK D. CURTIS
                                    SENIOR VICE PRESIDENT AND TREASURER
                                    (principal financial and accounting officer)