Form 10-Q
period 2000-06-30
FIRST OF LONG ISLAND CORP
filed 2000-08-10
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING AT JULY 21, 2000
-----                                               ----------------------------
Common stock, par value                                       2,920,973
     $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                  JUNE 30, 2000
                                      INDEX


PART I.      FINANCIAL INFORMATION                                      PAGE NO.

ITEM 1.      CONSOLIDATED BALANCE SHEETS
             JUNE 30, 2000 AND DECEMBER 31, 1999                           1

             CONSOLIDATED STATEMENTS OF INCOME
             SIX AND THREE MONTHS ENDED JUNE 30,
             2000 AND 1999                                                 2

             CONSOLIDATED STATEMENTS OF CHANGES IN
                STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED JUNE 30, 2000 AND 1999                       3

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2000 AND 1999                       4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    5

 ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                6-13

PART II.     OTHER INFORMATION                                             14

SIGNATURES                                                                 15

EXHIBITS

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                       16

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                 June 30,              December 31,
                                                                                                   2000                    1999*
                                                                                              -------------           -------------
Assets:
   Cash and due from banks .........................................................          $  23,223,000           $  21,174,000
   Federal funds sold ..............................................................             95,700,000              64,000,000
                                                                                              -------------           -------------
     Cash and cash equivalents .....................................................            118,923,000              85,174,000
                                                                                              -------------           -------------
   Investment securities:
          Held-to-maturity, at amortized cost (approximate fair
             value of $212,234,000 and $187,258,000) ...............................            215,241,000             189,998,000
          Available-for-sale, at fair value (amortized cost
             of $86,452,000 and $103,125,000) ......................................             84,740,000             100,865,000
                                                                                              -------------           -------------
                                                                                                299,981,000             290,863,000
                                                                                              -------------           -------------
   Loans:
          Commercial and industrial ................................................             31,741,000              30,296,000
          Secured by real estate ...................................................            149,916,000             147,598,000
          Consumer .................................................................              5,790,000               5,284,000
          Other ....................................................................                348,000                 549,000
                                                                                              -------------           -------------
                                                                                                187,795,000             183,727,000
          Unearned income ..........................................................               (977,000)               (953,000)
                                                                                              -------------           -------------
                                                                                                186,818,000             182,774,000
          Allowance for loan losses ................................................             (1,937,000)             (2,033,000)
                                                                                              -------------           -------------
                                                                                                184,881,000             180,741,000
                                                                                              -------------           -------------

   Bank premises and equipment .....................................................              6,683,000               6,746,000
   Prepaid income taxes ............................................................                243,000                 194,000
   Deferred income tax benefits ....................................................                919,000               1,197,000
   Other assets ....................................................................              5,931,000               5,636,000
                                                                                              -------------           -------------
                                                                                              $ 617,561,000           $ 570,551,000
                                                                                              =============           =============
Liabilities:
   Deposits:
          Checking .................................................................          $ 198,131,000           $ 176,869,000
          Savings and money market .................................................            307,986,000             287,799,000
          Time, other ..............................................................             24,854,000              23,853,000
          Time, $100,000 and over ..................................................             17,019,000              14,668,000
                                                                                              -------------           -------------
                                                                                                547,990,000             503,189,000
   Accrued expenses and other liabilities ..........................................              3,004,000               3,129,000
                                                                                              -------------           -------------
                                                                                                550,994,000             506,318,000
                                                                                              -------------           -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 2,920,973 and 2,962,803 shares ......................                292,000                 296,000
   Surplus .........................................................................                891,000               2,258,000
   Retained earnings ...............................................................             66,401,000              63,013,000
                                                                                              -------------           -------------
                                                                                                 67,584,000              65,567,000
   Accumulated other comprehensive income (loss), net of tax .......................             (1,017,000)             (1,334,000)
                                                                                              -------------           -------------
                                                                                                 66,567,000              64,233,000
                                                                                              -------------           -------------
                                                                                              $ 617,561,000           $ 570,551,000
                                                                                              =============           =============

*Reclassified to conform to the current period's presentation

See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                        Six Months Ended June 30,        Three Months Ended June 30,
                                                                      ----------------------------       ---------------------------
                                                                         2000              1999*            2000             1999*
                                                                      ----------        ----------       ----------       ----------
Interest income:
    Loans .....................................................       $7,970,000        $7,467,000       $4,059,000       $3,811,000
    Investment securities:
        Taxable ...............................................        6,149,000         5,569,000        3,062,000        2,693,000
        Nontaxable ............................................        2,151,000         1,807,000        1,095,000          890,000
    Federal funds sold ........................................        2,178,000         1,586,000        1,268,000          857,000
                                                                      ----------        ----------       ----------       ----------
                                                                      18,448,000        16,429,000        9,484,000        8,251,000
                                                                      ----------        ----------       ----------       ----------
Interest expense:
    Savings and money market deposits .........................        5,062,000         3,665,000        2,679,000        1,823,000
    Time deposits .............................................          925,000           754,000          478,000          353,000
                                                                      ----------        ----------       ----------       ----------
                                                                       5,987,000         4,419,000        3,157,000        2,176,000
                                                                      ----------        ----------       ----------       ----------
        Net interest income ...................................       12,461,000        12,010,000        6,327,000        6,075,000
Provision for loan losses (credit) ............................          (75,000)               --               --               --
                                                                      ----------        ----------       ----------       ----------
        Net interest income after provision
            for loan losses (credit) ..........................       12,536,000        12,010,000        6,327,000        6,075,000
                                                                      ----------        ----------       ----------       ----------
Noninterest income:
    Trust Department income ...................................          575,000           635,000          281,000          278,000
    Service charges on deposit accounts .......................        1,388,000         1,704,000          691,000          817,000
    Other .....................................................          251,000           254,000          132,000          147,000
                                                                      ----------        ----------       ----------       ----------
                                                                       2,214,000         2,593,000        1,104,000        1,242,000
                                                                      ----------        ----------       ----------       ----------
Noninterest expense:
    Salaries ..................................................        4,012,000         3,825,000        2,044,000        1,898,000
    Employee benefits .........................................        1,555,000         1,407,000          775,000          684,000
    Occupancy and equipment expense ...........................        1,265,000         1,150,000          623,000          562,000
    Other operating expenses ..................................        1,888,000         1,878,000          966,000          951,000
                                                                      ----------        ----------       ----------       ----------
                                                                       8,720,000         8,260,000        4,408,000        4,095,000
                                                                      ----------        ----------       ----------       ----------
        Income before income taxes and transition
             adjustment to allowance for loan losses ..........        6,030,000         6,343,000        3,023,000        3,222,000
Income tax expense ............................................        1,649,000         1,970,000          815,000        1,011,000
                                                                      ----------        ----------       ----------       ----------
       Net income before transition adjustment to
            allowance for loan losses .........................        4,381,000         4,373,000        2,208,000        2,211,000
Transition adjustment to allowance for loan
  losses, net of income taxes of $655,000 .....................               --           945,000               --          945,000
                                                                      ----------        ----------       ----------       ----------
        Net Income ............................................       $4,381,000        $5,318,000       $2,208,000       $3,156,000
                                                                      ==========        ==========       ==========       ==========
Weighted average:
    Common shares .............................................        2,943,752         3,083,170        2,936,064        3,071,147
    Dilutive stock options ....................................           36,839            55,616           36,639           54,041
                                                                      ----------        ----------       ----------       ----------
                                                                       2,980,591         3,138,786        2,972,703        3,125,188
                                                                      ==========        ==========       ==========       ==========
Earnings per share before transition
adjustment to allowance for loan losses:
    Basic .....................................................            $1.49             $1.42             $.75             $.72
                                                                      ==========        ==========       ==========       ==========
    Diluted ...................................................            $1.47             $1.39             $.74             $.71
                                                                      ==========        ==========       ==========       ==========
Earnings per share:
    Basic .....................................................            $1.49             $1.72             $.75            $1.03
                                                                      ==========        ==========       ==========       ==========
    Diluted ...................................................            $1.47             $1.69             $.74            $1.01
                                                                      ==========        ==========       ==========       ==========

*Reclassified to conform to the current period's presentation

See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                   -------------------------------------------------------------------------------------------------
                                                                     Six Months Ended June 30, 2000
                                   -------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                        Common Stock                          Compre-                      Compre-
                                   ----------------------                     hensive      Retained        hensive
                                     Shares       Amount       Surplus        Income       Earnings     Income (Loss)      Total
                                   ---------    ---------    -----------     ---------    -----------   -------------   -----------
Balance, January 1, 2000 .......   2,962,803    $ 296,000    $ 2,258,000                  $63,013,000    $(1,334,000)   $64,233,000
  Net Income ...................                                             $4,381,000     4,381,000                     4,381,000
  Repurchase and retirement
    of common stock ............     (44,868)      (4,000)    (1,413,000)                                                (1,417,000)
  Exercise of stock options ....       3,038                      46,000                                                     46,000
  Unrealized gains on available-
    for-sale-securities, net of
    income taxes ...............                                                317,000                      317,000        317,000
                                                                             ----------
  Comprehensive income .........                                             $4,698,000
                                                                             ==========
  Cash dividends declared -
  $.34 per share ...............                                                             (993,000)                     (993,000)
                                   ---------    ---------    -----------                  -----------    -----------    -----------
Balance, June 30, 2000 .........   2,920,973    $ 292,000    $   891,000                  $66,401,000    $(1,017,000)   $66,567,000
                                   =========    =========    ===========                  ===========    ===========    ===========

                                   -------------------------------------------------------------------------------------------------
                                                                     Six Months Ended June 30, 1999
                                   -------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                        Common Stock                          Compre-                      Compre-
                                   ----------------------                     hensive      Retained        hensive
                                     Shares       Amount       Surplus        Income       Earnings     Income (Loss)      Total
                                   ---------    ---------    -----------     ---------    -----------   -------------   -----------
Balance, January 1, 1999 .......   3,095,971    $ 310,000    $  4,219,000                 $ 57,949,000   $  1,266,000   $63,744,000
  Net Income ...................                                             $5,318,000      5,318,000                    5,318,000
  Repurchase and retirement
    of common stock ............     (78,144)      (8,000)     (3,007,000)                                               (3,015,000)
  Exercise of stock options ....       6,174                       83,000                                                    83,000
  Unrealized losses on available-
    for-sale-securities, net of
    income taxes ...............                                             (1,947,000)                   (1,947,000)   (1,947,000)
                                                                             ----------
  Comprehensive income..........                                             $3,371,000
                                                                             ==========
  Cash dividends declared -
  $.30 per share ...............                                                              (907,000)                    (907,000)
                                  ----------    ---------    ------------                 ------------    -----------   -----------
  Balance, June 30, 1999 .......   3,024,001    $ 302,000    $  1,295,000                 $ 62,360,000    $  (681,000)  $63,276,000
                                  ==========    =========    ============                 ============    ===========   ===========


See notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                 Six Months Ended June 30,
                                                                              ------------------------------
                                                                                  2000             1999
                                                                              -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
     Net income ...........................................................   $   4,381,000    $   5,318,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for loan losses (credit) ..............................         (75,000)              --
          Transition adjustment to allowance for loan losses ..............              --       (1,600,000)
          Deferred income tax provision ...................................          47,000          648,000
          Depreciation and amortization ...................................         546,000          445,000
          Premium amortization on investment securities, net ..............         292,000          383,000
          Increase in prepaid income taxes ................................         (49,000)        (141,000)
          Increase in other assets ........................................        (295,000)         (95,000)
          Decrease in accrued expenses and other liabilities ..............        (111,000)        (388,000)
                                                                              -------------    -------------
               Net cash provided by operating activities ..................       4,736,000        4,570,000
                                                                              -------------    -------------

Cash Flows From Investing Activities:
     Proceeds from maturities and redemptions of investment securities:
          Held-to-maturity ................................................      96,179,000       37,101,000
          Available-for-sale ..............................................       9,045,000        6,237,000
     Purchase of investment securities:
          Held-to-maturity ................................................    (106,721,000)     (23,847,000)
          Available-for-sale ..............................................      (7,365,000)     (11,576,000)
     Net increase in loans to customers ...................................      (4,065,000)      (5,328,000)
     Purchases of bank premises and equipment .............................        (483,000)        (393,000)
                                                                              -------------    -------------
               Net cash provided by (used in) investing activities ........     (13,410,000)       2,194,000
                                                                              -------------    -------------

Cash Flows From Financing Activities:
     Net increase (decrease) in total deposits ............................      44,801,000       (3,188,000)
     Proceeds from exercise of stock options ..............................          46,000           83,000
     Repurchase and retirement of common stock ............................      (1,417,000)      (3,015,000)
     Cash dividends paid ..................................................      (1,007,000)        (929,000)
                                                                              -------------    -------------
               Net cash provided by (used in) financing activities ........      42,423,000       (7,049,000)
                                                                              -------------    -------------
Net increase (decrease) in cash and cash equivalents ......................      33,749,000         (285,000)
Cash and cash equivalents, beginning of year ..............................      85,174,000       92,336,000
                                                                              -------------    -------------
Cash and cash equivalents, end of period ..................................   $ 118,923,000    $  92,051,000
                                                                              =============    =============

Supplemental Schedule of Noncash:
Investing Activities
     Unrealized gains (losses) on available-for-sale securities ...........   $     548,000    $  (3,296,000)
     Transfer of available-for-sale securities to held-to-maturity category      14,836,000               --

Financing Activities
     Cash dividends payable ...............................................   $     993,000    $     907,000


The Corporation made interest payments of $5,940,000 and $4,445,000 and income tax payments of $1,650,000 and $2,118,000 during the six months ended June 30, 2000 and 1999, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                  JUNE 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended June 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1999 consolidated balance sheet was derived from the Company's December 31, 1999 audited consolidated financial statements.

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

Overview

     The Corporation earned $1.47 per share for the first half of 2000 as compared to $1.39 for the same period last year, an increase of approximately 6%. The 1999 earnings are before a $945,000 credit ($.30 per share) resulting from a transition adjustment to the allowance for loan losses. Based on net income of $4,381,000, the Corporation returned 1.51% on average total assets and 13.52% on average total equity. This compares to returns on assets and equity of 1.64% and 13.68%, respectively, for the same period last year. Total assets, deposits, and capital grew by approximately 14%, 15%, and 5%, respectively, when comparing balances at June 30, 2000 to those at June 30, 1999. Despite earnings, the growth in capital was suppressed as a result of a significant level of activity under the Corporation's stock repurchase program and unrealized losses on available-for-sale securities. Management has used the stock repurchase program to enhance earnings per share. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well capitalized bank.

     The most important factor in the increase in earnings per share was an increase in checking account balances. Also important were the Corporation's share repurchase program and a lower tax rate. Negatively affecting earnings were higher personnel expenses and declines in net interest margin and service charge income.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                                 Six Months Ended June 30,
                                                   ---------------------------------------------------------------------------------
                                                                     2000                                        1999
                                                   -------------------------------------       -------------------------------------
                                                    Average                      Average        Average                      Average
                                                    Balance        Interest       Rate          Balance         Interest       Rate
                                                   ---------       --------      -------       ---------        --------     -------
                                                                                 (dollars in thousands)
Assets
Federal funds sold .........................       $  73,594        $ 2,178       5.95%        $  68,272        $ 1,586       4.68%
Investment Securities:
  Taxable ..................................         200,734          6,149       6.16           185,205          5,569       6.06
  Nontaxable (1) ...........................          91,467          3,259       7.13            83,282          2,738       6.58
Loans (1)(2) ...............................         183,494          7,997       8.76           173,201          7,490       8.72
                                                   ---------        -------       ----         ---------        -------       ----
Total interest-earning assets ..............         549,289         19,583       7.16           509,960         17,383       6.86
                                                                    -------       ----                          -------       ----
Allowance for loan losses ..................          (1,980)                                     (3,640)
                                                   ---------                                   ---------
Net interest-earning assets ................         547,309                                     506,320
Cash and due from banks ....................          21,158                                      18,510
Premises and equipment, net ................           6,725                                       6,338
Other assets ...............................           6,673                                       6,026
                                                   ---------                                   ---------
                                                   $ 581,865                                   $ 537,194
                                                   =========                                   =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ..........       $ 294,516          5,062       3.46         $ 270,471          3,665       2.73
Time deposits ..............................          40,808            925       4.56            37,828            754       4.02
                                                   ---------        -------       ----         ---------        -------       ----
Total interest-bearing deposits ............         335,324          5,987       3.59           308,299          4,419       2.89
                                                   ---------        -------       ----         ---------        -------       ----
Checking deposits (3) ......................         179,145                                     161,992
Other liabilities ..........................           2,224                                       2,419
                                                   ---------                                   ---------
                                                     516,693                                     472,710
Stockholders' equity .......................          65,172                                      64,484
                                                   ---------                                   ---------
                                                   $ 581,865                                   $ 537,194
                                                   =========                                   =========


Net interest income (1) ....................                        $13,596                                     $12,964
                                                                    =======                                     =======
Net interest spread (1) ....................                                      3.57%                                       3.97%
                                                                                  ====                                        ====
Net interest yield (1) .....................                                      4.98%                                       5.13%
                                                                                  ====                                        ====


(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first six months of 2000 and 1999 based on a Federal income tax rate of 34%.

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

                                                                       Six Months Ended June 30,
                                               -----------------------------------------------------------------------
                                                                            2000 Versus 1999
                                                                Increase (decrease) due to changes in:
                                               -----------------------------------------------------------------------
                                                                                          Rate/                Net
                                                 Volume               Rate              Volume (2)            Change
                                               ----------          ----------           ----------          ----------
                                                                             (in thousands)
Interest Income:
Federal funds sold .........................   $      124          $      430           $       38          $      592
Investment securities:
  Taxable ..................................          468                  89                   23                 580
  Nontaxable (1) ...........................          269                 229                   23                 521
Loans (1) ..................................          446                  38                   23                 507
                                               ----------          ----------           ----------          ----------
Total interest income ......................        1,307                 786                  107               2,200
                                               ----------          ----------           ----------          ----------
Interest Expense:
Savings and money
  market deposits ..........................          327                 974                   96               1,397
Time deposits ..............................           60                 100                   11                 171
                                               ----------          ----------           ----------          ----------
Total interest expense .....................          387               1,074                  107               1,568
                                               ----------          ----------           ----------          ----------
Increase (decrease) in net
  interest income ..........................   $      920          $     (288)          $       --          $      632
                                               ==========          ==========           ==========          ==========


(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $632,000, or 4.9%, from $12,964,000 for the first half of 1999 to $13,596,000 for the comparable period in 2000. As can be seen from the above rate/volume analysis, the increase is comprised of a positive volume variance of $920,000 and a negative rate variance of $288,000.

     The positive volume variance was largely caused by growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first half of 2000 to the like period in 1999, average checking deposits increased by $17,153,000, or approximately 10.5%.

     Also contributing to the positive volume variance was growth in money market type deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first half of 2000 to the same period in 1999, average savings and money market deposits increased by $24,045,000, or 8.9%.

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

     The Bank's calling program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first half of 2000 to the same period last year, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and excellent conditions in the local economy.

     Net interest spread and yield were 3.57% and 4.98%, respectively, for the first half of 2000 as compared to 3.97% and 5.13%, respectively, for the same period last year. The principal cause for the decrease in spread and yield was an escalation in general interest rates during the past twelve months. During this period the federal funds target rate increased by 175 basis points from 4.75% to 6.50% and the Bank raised its prime lending rate and the rates paid on its money market products. As more fully discussed in the Market Risk section of this Discussion and Analysis of Financial Condition and Results of Operations, an increase in interest rates should initially have a negative impact on net interest income, while sustained higher rates should have the opposite effect.

Allowance and Provision For Loan Losses

     The allowance for loan losses was $1,937,000 at June 30, 2000 as compared to $2,033,000 at December 31, 1999, representing approximately 1% of total loans at each date. The change in the allowance during the first half of 2000 is due to a $75,000 credit provision for loan losses, chargeoffs of $42,000, and recoveries of $21,000.

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

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 80% of total loans outstanding at June 30, 2000. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at June 30, 2000 and December 31, 1999 are as follows:

                                                         June 30,           December 31,
                                                           2000                 1999
                                                         --------           ------------
                                                            (dollars in thousands)
Nonaccruing loans .....................................  $     --              $     28
Foreclosed real estate ................................        --                    --
                                                         --------              --------
  Total nonperforming assets ..........................        --                    28
Troubled debt restructurings ..........................        --                    --
Loans past due 90 days or more as to
  principal or interest payments and still accruing ...        --                     5
                                                         --------              --------
  Total risk elements .................................  $     --              $     33
                                                         ========              ========

Nonaccruing loans as a percentage of total loans ......       .00%                  .02%
                                                         ========              ========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ..........................       .00%                  .02%
                                                         ========              ========
Risk elements as a percentage of total loans and
  foreclosed real estate ..............................       .00%                  .02%
                                                         ========              ========

Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Service charge income decreased by $316,000, or 18.5%, from $1,704,000 for the first half of 1999 to $1,388,000 for the same period in 2000. The decrease, which is largely comprised of decreases in maintenance/activity charges and overdraft check charges, is partially attributable to the loss of several accounts that were large producers of such income.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $460,000, or 5.6%, from $8,260,000 for the first half of 1999 to $8,720,000 for the same period in 2000. The increase is primarily comprised of an increase in salaries of $187,000, or 4.9%, an increase in employee benefits expense of $148,000, or 10.5%, and an increase in occupancy and equipment expense of $115,000, or 10%. The increase in employee benefits expense is largely attributable to increases in executive recruiting fees and retirement expense. The increase in occupancy and equipment expense is largely attributable to an increase in depreciation expense resulting primarily from significant equipment upgrades made in 1999 and planned for 2000.

     Income tax expense as a percentage of book income was 27.3% and 31.1% for the first half of 2000 and 1999, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 2000 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities, the establishment and funding by the Bank of a subsidiary that qualifies as a real estate investment trust, and the purchase and funding by the Bank of an investment subsidiary.

Results of Operations - Three Months Ended June 30, 2000 Versus Three Months Ended June 30, 1999

     Net income for the second quarter of 2000 was $2,208,000, or $.74 per share, as compared to $2,211,000, or $.71 per share, for the same quarter in 1999. The 1999 results are before a $945,000 credit ($.30 per share) resulting from a transition adjustment to the allowance for loan losses. The primary reasons for the increase in earnings per share for the quarter are the same as those discussed with respect to the six month periods.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well capitalized bank. The following table sets forth the Corporation's capital ratios at June 30, 2000 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at June 30, 2000 substantially exceed the requirements for a well-capitalized bank.

                                                                            Regulatory Standards
                                               Corporation's          ---------------------------------
                                             Capital Ratios at            Well               Adequately
                                               June 30, 2000          Capitalized           Capitalized
                                             -----------------        -----------           -----------
Total  Risk-Based Capital Ratio .............      28.66%                10.00%                 8.00%
Tier 1 Risk-Based Capital Ratio .............      27.86                  6.00                  4.00
Tier 1 Leverage Capital Ratio ...............      11.36                  5.00                  4.00


     Total stockholders' equity increased by $2,334,000, or from $64,233,000 at December 31, 1999 to $66,567,000 at June 30, 2000. The increase in stockholders' equity is primarily attributable to the combined effect of net income of $4,381,000, cash dividends of $993,000, and stock repurchases amounting to $1,417,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Thus far in 2000, the Board of Directors has approved two stock repurchase plans, each for 35,000 shares. Total shares purchased to date in 2000 are 44,868, 24,476 of which were purchased under a plan approved in 1999. Currently there are 50,902 shares that can be purchased under the plans approved in 2000.

Cash Flows and Liquidity

     Cash Flows. During the first half of 2000, deposit growth provided cash of $44,801,000 and operating activities provided cash of $4,736,000. These amounts were used to increase the balance of cash and cash equivalents by $33,749,000, fund $13,410,000 in investing activities, pay cash dividends of $1,007,000, and fund stock repurchases amounting to $1,417,000.

     The deposit growth of $44,801,000 is largely comprised of growth in checking balances of $21,262,000 and growth in money market type balances of $14,780,000.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At June 30, 2000, the Corporation had $95,700,000 in federal funds sales, a short-term securities portfolio of $29,080,000, and available-for-sale securities of $84,740,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 92.4% of total deposits at June 30, 2000, while time deposits of $100,000 and over and other time deposits comprised only 3.1% and 4.5%, respectively.

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

Legislation

     Commercial checking deposits currently account for approximately 27% of the Bank's total deposits. Congress is actively considering legislation that would allow customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

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

ITEM 1.     NONE

ITEM 2.     NONE

ITEM 3.     NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of The First of Long Island Corporation (the "Corporation") held April 18, 2000 was called to elect four directors to serve for two-year terms and until their successors have been elected and qualified.

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

----------------------------------------------------------------------
                                               Number of Votes
                                        ------------------------------
   Directors Elected At
      Annual Meeting                    Cast For              Withheld
----------------------------------------------------------------------
Allen E. Busching                       2,088,418              10,421
Paul T. Canarick                        2,093,012               5,827
Beverly Ann Gehlmeyer                   2,094,304               4,535
J. William Johnson                      2,088,616              10,223
----------------------------------------------------------------------

     The name of each other director whose term of office as a director continued after the annual meeting is as follows:

                                           Term as Director
Name                                             Expires
------------------------                   ----------------
Howard Thomas Hogan, Jr.                          2001
J. Douglas Maxwell, Jr.                           2001
John R. Miller III                                2001
Walter C. Teagle III                              2001

ITEM 5. STOCK REPURCHASE PROGRAM

     Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Thus far in 2000, the Board of Directors has approved two stock repurchase plans, each for 35,000 shares. Total shares purchased to date in 2000 are 44,868, 24,476 of which were purchased under a plan approved in 1999. Currently there are 50,902 shares that can be purchased under the plans approved in 2000.


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


                                   THE FIRST OF LONG ISLAND CORPORATION
                                   --------------------------------------------
                                   (Registrant)


DATE: July 28, 2000                By /s/ J. WILLIAM JOHNSON
                                   --------------------------------------------
                                   J. WILLIAM JOHNSON, PRESIDENT
                                   (principal executive officer)


                                   By /s/ MARK D. CURTIS
                                   --------------------------------------------
                                   MARK D. CURTIS
                                   SENIOR VICE PRESIDENT AND TREASURER
                                   (principal financial and accounting officer)