Form 10-Q
period 2000-09-30
FIRST OF LONG ISLAND CORP
filed 2000-11-09
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________to _____________


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


                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        OUTSTANDING AT OCTOBER 27, 2000
Common stock, par value                                 2,889,821
   $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                               SEPTEMBER 30, 2000
                                      INDEX


PART I.      FINANCIAL INFORMATION                                     PAGE NO.

ITEM 1.      CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 2000 AND DECEMBER 31, 1999                     1

             CONSOLIDATED STATEMENTS OF INCOME
             NINE AND THREE MONTHS ENDED SEPTEMBER 30,
             2000 AND 1999                                                2

             CONSOLIDATED STATEMENTS OF CHANGES IN
             STOCKHOLDERS' EQUITY
             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                3

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   5

 ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                6-13

PART II.     OTHER INFORMATION                                            14

SIGNATURES                                                                15

EXHIBITS

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                      16

--------------------------------------------------------------------------------
C O N S O L I D A T E D   B A L A N C E   S H E E T S
--------------------------------------------------------------------------------

                                                                                              September 30,           December 31,
                                                                                                  2000                     1999*
                                                                                              -------------           -------------
Assets:
   Cash and due from banks .........................................................          $  25,587,000           $  21,174,000
   Federal funds sold ..............................................................             92,500,000              64,000,000
                                                                                              -------------           -------------
     Cash and cash equivalents .....................................................            118,087,000              85,174,000
                                                                                              -------------           -------------

   Investment securities:
          Held-to-maturity, at amortized cost (approximate fair
             value of $217,105,000 and $187,258,000) ...............................            218,462,000             189,998,000
          Available-for-sale, at fair value (amortized cost
             of $84,378,000 and $103,125,000) ......................................             83,547,000             100,865,000
                                                                                              -------------           -------------
                                                                                                302,009,000             290,863,000
                                                                                              -------------           -------------
   Loans:
          Commercial and industrial ................................................             29,841,000              30,296,000
          Secured by real estate ...................................................            154,104,000             147,598,000
          Consumer .................................................................              5,951,000               5,284,000
          Other ....................................................................                929,000                 549,000
                                                                                              -------------           -------------
                                                                                                190,825,000             183,727,000
          Unearned income ..........................................................               (998,000)               (953,000)
                                                                                              -------------           -------------
                                                                                                189,827,000             182,774,000
          Allowance for loan losses ................................................             (1,939,000)             (2,033,000)
                                                                                              -------------           -------------
                                                                                                187,888,000             180,741,000
                                                                                              -------------           -------------

   Bank premises and equipment .....................................................              6,566,000               6,746,000
   Prepaid income taxes ............................................................                     --                 194,000
   Deferred income tax benefits ....................................................                408,000               1,197,000
   Other assets ....................................................................              6,097,000               5,636,000
                                                                                              -------------           -------------
                                                                                              $ 621,055,000           $ 570,551,000
                                                                                              =============           =============
Liabilities:
   Deposits:
          Checking .................................................................          $ 193,108,000           $ 176,869,000
          Savings and money market .................................................            314,979,000             287,799,000
          Time, other ..............................................................             26,541,000              23,853,000
          Time, $100,000 and over ..................................................             15,414,000              14,668,000
                                                                                              -------------           -------------
                                                                                                550,042,000             503,189,000
   Accrued expenses and other liabilities ..........................................              2,336,000               3,129,000
   Income taxes payable ............................................................                224,000                      --
                                                                                              -------------           -------------
                                                                                                552,602,000             506,318,000
                                                                                              -------------           -------------

Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 2,889,821 and 2,962,803 shares ......................                289,000                 296,000
   Surplus .........................................................................              1,222,000               2,258,000
   Retained earnings ...............................................................             67,437,000              63,013,000
                                                                                              -------------           -------------
                                                                                                 68,948,000              65,567,000
   Accumulated other comprehensive loss, net of tax ................................               (495,000)             (1,334,000)
                                                                                              -------------           -------------
                                                                                                 68,453,000              64,233,000
                                                                                              -------------           -------------
                                                                                              $ 621,055,000           $ 570,551,000
                                                                                              =============           =============

*Reclassified to conform to the current period's presentation

See notes to consolidated financial statements

--------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E
--------------------------------------------------------------------------------

                                                                 Nine Months Ended September 30,   Three Months Ended September 30,
                                                                 ------------------------------     -----------------------------
                                                                     2000              1999*            2000              1999*
                                                                 ------------      ------------     ------------     ------------
Interest income:
    Loans ..................................................     $ 12,214,000      $ 11,237,000     $  4,244,000     $  3,770,000
    Investment securities:
        Taxable ............................................        9,320,000         8,569,000        3,171,000        2,994,000
        Nontaxable .........................................        3,311,000         2,748,000        1,160,000          941,000
    Federal funds sold .....................................        3,668,000         2,521,000        1,490,000          941,000
                                                                 ------------      ------------     ------------     ------------
                                                                   28,513,000        25,075,000       10,065,000        8,646,000
                                                                 ------------      ------------     ------------     ------------
Interest expense:
    Savings and money market deposits ......................        8,059,000         5,725,000        2,997,000        2,060,000
    Time deposits ..........................................        1,438,000         1,134,000          513,000          380,000
                                                                 ------------      ------------     ------------     ------------
                                                                    9,497,000         6,859,000        3,510,000        2,440,000
                                                                 ------------      ------------     ------------     ------------
        Net interest income ................................       19,016,000        18,216,000        6,555,000        6,206,000
Provision for loan losses (credit) .........................          (75,000)               --               --               --
                                                                 ------------      ------------     ------------     ------------
        Net interest income after provision
            for loan losses (credit) .......................       19,091,000        18,216,000        6,555,000        6,206,000
                                                                 ------------      ------------     ------------     ------------

Noninterest income:
    Trust Department income ................................          859,000           924,000          284,000          289,000
    Service charges on deposit accounts ....................        2,167,000         2,491,000          779,000          787,000
    Other ..................................................          435,000           417,000          184,000          163,000
                                                                 ------------      ------------     ------------     ------------
                                                                    3,461,000         3,832,000        1,247,000        1,239,000
                                                                 ------------      ------------     ------------     ------------
Noninterest expense:
    Salaries ...............................................        6,096,000         5,789,000        2,084,000        1,964,000
    Employee benefits ......................................        2,278,000         2,062,000          723,000          655,000
    Occupancy and equipment expense ........................        1,903,000         1,719,000          638,000          569,000
    Other operating expenses ...............................        2,800,000         2,776,000          912,000          898,000
                                                                 ------------      ------------     ------------     ------------
                                                                   13,077,000        12,346,000        4,357,000        4,086,000
                                                                 ------------      ------------     ------------     ------------
        Income before income taxes and transition
             adjustment to allowance for loan losses .......        9,475,000         9,702,000        3,445,000        3,359,000
Income tax expense .........................................        2,557,000         3,018,000          908,000        1,048,000
                                                                 ------------      ------------     ------------     ------------
        Net income before transition adjustment to
            allowance for loan losses ......................        6,918,000         6,684,000        2,537,000        2,311,000
Transition adjustment to allowance for loan
  losses, net of income taxes of $655,000 ..................               --           945,000               --               --
                                                                 ------------      ------------     ------------     ------------
        Net Income .........................................     $  6,918,000      $  7,629,000     $  2,537,000     $  2,311,000
                                                                 ============      ============     ============     ============

Weighted average:
    Common shares ..........................................        2,932,961         3,062,559        2,911,380        3,021,336
    Dilutive stock options .................................           37,968            53,013           40,228           47,808
                                                                 ------------      ------------     ------------     ------------
                                                                    2,970,929         3,115,572        2,951,608        3,069,144
                                                                 ============      ============     ============     ============

Earnings per share before transition
adjustment to allowance for loan losses:
    Basic ..................................................     $       2.36      $       2.18     $        .87     $        .76
                                                                 ============      ============     ============     ============
    Diluted ................................................     $       2.33      $       2.15     $        .86     $        .75
                                                                 ============      ============     ============     ============

Earnings per share:
    Basic ..................................................     $       2.36      $       2.49     $        .87     $        .76
                                                                 ============      ============     ============     ============
    Diluted ................................................     $       2.33      $       2.45     $        .86     $        .75
                                                                 ============      ============     ============     ============

*Reclassified to conform to the current period's presentation

See notes to consolidated financial statements

------------------------------------------------------------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T S   O F   C H A N G E S   I N   S T O C K H O L D E R S '   E Q U I T Y
------------------------------------------------------------------------------------------------------------------------------------

                                  --------------------------------------------------------------------------------------------------
                                                              Nine Months Ended September 30, 2000
                                  --------------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                       Common Stock                        Compre-                       Compre-
                                  ---------------------                    hensive        Retained       hensive
                                    Shares      Amount      Surplus        Income         Earnings     Income (Loss)       Total
                                  ---------   ---------   -----------   ------------    ------------   ------------    ------------
Balance, January 1, 2000 ......   2,962,803   $ 296,000   $ 2,258,000                   $ 63,013,000   $ (1,334,000)   $ 64,233,000
  Net Income ..................                                         $  6,918,000       6,918,000                      6,918,000
  Repurchase and retirement
    of common stock ...........     (81,157)     (8,000)   (2,683,000)                                                   (2,691,000)
  Exercise of stock options ...       8,175       1,000       140,000                                                       141,000
  Unrealized gains on available-
    for-sale-securities, net of
    income taxes ..............                                              839,000                        839,000         839,000
                                                                        ------------
  Comprehensive income ........                                         $  7,757,000
                                                                        ============
  Cash dividends declared -
    $.34 per share ............                                                             (994,000)                      (994,000)
  Tax benefit of stock options                                  7,000                                                         7,000
  Transfer from retained
    earnings to surplus .......                             1,500,000                     (1,500,000)                            --
                                  ---------   ---------   -----------                   ------------   ------------    ------------
Balance, September 30, 2000 ...   2,889,821   $ 289,000   $ 1,222,000                   $ 67,437,000   $   (495,000)   $ 68,453,000
                                  =========   =========   ===========                   ============   ============    ============

                                  --------------------------------------------------------------------------------------------------
                                                              Nine Months Ended September 30, 1999
                                  --------------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                       Common Stock                        Compre-                       Compre-
                                  ---------------------                    hensive        Retained       hensive
                                    Shares      Amount      Surplus        Income         Earnings     Income (Loss)       Total
                                  ---------   ---------   -----------   ------------    ------------   ------------    ------------
Balance, January 1, 1999 ......   3,095,971   $ 310,000   $ 4,219,000                   $ 57,949,000   $  1,266,000    $ 63,744,000
  Net Income ..................                                         $  7,629,000       7,629,000                      7,629,000
  Repurchase and retirement
    of common stock ...........     (90,558)     (9,000)   (3,463,000)                                                   (3,472,000)
  Exercise of stock options ...       6,474                    86,000                                                        86,000
  Unrealized losses on available-
  for-sale-securities, net of
    income taxes ..............                                           (2,073,000)                    (2,073,000)     (2,073,000)
                                                                        ------------
  Comprehensive income ........                                         $  5,556,000
                                                                        ============
  Cash dividends declared -
    $.30 per share ............                                                             (907,000)                      (907,000)
  Transfer from retained
    earnings to surplus .......                             1,000,000                     (1,000,000)                            --
                                  ---------   ---------   -----------                   ------------   ------------    ------------
Balance, September 30, 1999 ...   3,011,887   $ 301,000   $ 1,842,000                   $ 63,671,000   $   (807,000)   $ 65,007,000
                                  =========   =========   ===========                   ============   ============    ============

See notes to consolidated financial statements

--------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
--------------------------------------------------------------------------------

                                                                                                   Nine Months Ended September 30,
                                                                                                ------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                                     2000                  1999
                                                                                                -------------         -------------
Cash Flows From Operating Activities:
  Net income ...........................................................................        $   6,918,000         $   7,629,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses (credit) .................................................              (75,000)                   --
    Transition adjustment to allowance for loan losses .................................                   --            (1,600,000)
    Deferred income tax provision ......................................................              201,000               642,000
    Depreciation and amortization ......................................................              819,000               669,000
    Premium amortization on investment securities, net .................................              808,000               609,000
    Decrease in prepaid income taxes ...................................................              194,000               101,000
    Increase in other assets ...........................................................             (461,000)             (182,000)
    Increase (decrease) in accrued expenses and other liabilities ......................              214,000              (126,000)
    Increase in income taxes payable ...................................................              231,000                    --
                                                                                                -------------         -------------
      Net cash provided by operating activities ........................................            8,849,000             7,742,000
                                                                                                -------------         -------------

Cash Flows From Investing Activities:
  Proceeds from maturities and redemptions of investment securities:
    Held-to-maturity ...................................................................          159,610,000            66,316,000
    Available-for-sale .................................................................           11,016,000            16,367,000
  Purchase of investment securities:
    Held-to-maturity ...................................................................         (173,788,000)          (69,999,000)
    Available-for-sale .................................................................           (7,365,000)          (28,241,000)
  Net increase in loans to customers ...................................................           (7,072,000)          (10,104,000)
  Purchases of bank premises and equipment .............................................             (639,000)           (1,088,000)
                                                                                                -------------         -------------
      Net cash used in investing activities ............................................          (18,238,000)          (26,749,000)
                                                                                                -------------         -------------

Cash Flows From Financing Activities:
  Net increase in total deposits .......................................................           46,853,000            18,197,000
  Proceeds from exercise of stock options ..............................................              141,000                86,000
  Repurchase and retirement of common stock ............................................           (2,691,000)           (3,472,000)
  Cash dividends paid ..................................................................           (2,001,000)           (1,836,000)
                                                                                                -------------         -------------
      Net cash provided by financing activities ........................................           42,302,000            12,975,000
                                                                                                -------------         -------------
Net increase (decrease) in cash and cash equivalents ...................................           32,913,000            (6,032,000)
Cash and cash equivalents, beginning of year ...........................................           85,174,000            92,336,000
                                                                                                -------------         -------------
Cash and cash equivalents, end of period ...............................................        $ 118,087,000         $  86,304,000
                                                                                                =============         =============

Supplemental Schedule of Noncash:
Investing Activities
  Unrealized gains (losses) on available-for-sale securities ...........................        $   1,427,000         $  (3,510,000)
  Transfer of available-for-sale securities to held-to-maturity category ...............           14,836,000                    --

Financing Activities
  Tax benefit from exercise of employee stock options ..................................        $       7,000         $          --

The Corporation made interest payments of $9,417,000 and $6,836,000 and income tax payments of $1,931,000 and $2,931,000 during the nine months ended September 30, 2000 and 1999, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                               SEPTEMBER 30, 2000
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended September 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 1999 consolidated balance sheet was derived from the Company's December 31, 1999 audited consolidated financial statements.

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

Overview

     The Corporation earned $2.33 per share for the first nine months of 2000 as compared to $2.15 for the same period last year, an increase of approximately 8%. The 1999 earnings are before a $945,000 credit ($.30 per share) resulting from a transition adjustment to the allowance for loan losses. Based on net income of $6,918,000, the Corporation returned 1.56% on average total assets and 14.02% on average total equity. This compares to returns on assets and equity of 1.64% and 13.89%, respectively, for the same period last year. Total assets, deposits, and capital grew by approximately 10%, 11%, and 5%, respectively, when comparing balances at September 30, 2000 to those at September 30, 1999. Despite earnings, the growth in capital was suppressed as a result of a significant level of activity under the Corporation's stock repurchase program. Management has used the stock repurchase program to enhance earnings per share. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well capitalized bank.

     The most important factor in the increase in earnings per share was an increase in checking account balances. Negatively affecting earnings were a lower net interest margin and higher personnel expenses.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                       Nine Months Ended September 30,
                                    ---------------------------------------------------------------------
                                                    2000                                1999
                                    ----------------------------------    -------------------------------
                                     Average                   Average     Average                Average
                                     Balance      Interest      Rate       Balance    Interest      Rate
                                    ---------    ---------      ----      ---------   ---------     ----
                                                           (dollars in thousands)
Assets
Federal funds sold ..............   $  79,237    $   3,668      6.18%     $  70,236   $   2,521     4.80%
Investment Securities:
  Taxable .......................     200,989        9,320      6.19        189,446       8,569     6.05
  Nontaxable (1) ................      94,034        5,017      7.11         82,918       4,164     6.70
Loans (1)(2) ....................     184,943       12,254      8.85        174,711      11,262     8.62
                                    ---------    ---------      ----      ---------   ---------     ----
Total interest-earning assets ...     559,203       30,259      7.22        517,311      26,516     6.85
                                                 ---------      ----                  ---------     ----
Allowance for loan losses .......      (1,968)                               (3,101)
                                    ---------                             ---------
Net interest-earning assets .....     557,235                               514,210
Cash and due from banks .........      21,669                                19,675
Premises and equipment, net .....       6,702                                 6,361
Other assets ....................       6,460                                 5,812
                                    ---------                             ---------
                                    $ 592,066                             $ 546,058
                                    =========                             =========
Liabilities and
  Stockholders' Equity
Savings and money market deposits   $ 299,636        8,059      3.59      $ 275,643       5,725     2.78
Time deposits ...................      40,895        1,438      4.70         37,970       1,134     3.99
                                    ---------    ---------      ----      ---------   ---------     ----
Total interest-bearing deposits .     340,531        9,497      3.73        313,613       6,859     2.92
                                    ---------    ---------      ----      ---------   ---------     ----
Checking deposits (3) ...........     183,179                               165,815
Other liabilities ...............       2,463                                 2,273
                                    ---------                             ---------
                                      526,173                               481,701
Stockholders' equity ............      65,893                                64,357
                                    ---------                             ---------
                                    $ 592,066                             $ 546,058
                                    =========                             =========

Net interest income (1) .........                $  20,762                            $  19,657
                                                 =========                            =========

Net interest spread (1)..........                               3.49%                               3.93%
                                                                ====                                ====
Net interest yield (1)...........                               4.96%                               5.08%
                                                                ====                                ====

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in the first nine months of 2000 and 1999 based on a Federal income tax rate of 34%.

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

                                                              Nine Months Ended September 30,
                                                      -----------------------------------------------
                                                                      2000 Versus 1999
                                                          Increase (decrease) due to changes in:
                                                      -----------------------------------------------
                                                                                Rate/            Net
                                                       Volume        Rate     Volume (2)       Change
                                                      -------      -------    ----------      -------
                                                                      (in thousands)
Interest Income:
Federal funds sold ................................   $   323      $   728     $    96        $ 1,147
Investment securities:
  Taxable .........................................       523          208          20            751
  Nontaxable (1) ..................................       558          260          35            853
Loans (1) .........................................       660          304          28            992
                                                      -------      -------     -------        -------
Total interest income .............................     2,064        1,500         179          3,743
                                                      -------      -------     -------        -------
Interest Expense:
Savings and money
  market deposits .................................       499        1,683         152          2,334
Time deposits .....................................        87          199          18            304
                                                      -------      -------     -------        -------
Total interest expense ............................       586        1,882         170          2,638
                                                      -------      -------     -------        -------
Increase (decrease) in net
  interest income .................................   $ 1,478      $  (382)    $     9        $ 1,105
                                                      =======      =======     =======        =======

(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by 1,105,000, or 5.6%, from $19,657,000 for the first nine months of 1999 to $20,762,000 for the comparable period in 2000. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $1,478,000 and a negative rate variance of $382,000.

     The positive volume variance was largely caused by growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first nine months of 2000 to the like period in 1999, average checking deposits increased by $17,364,000, or approximately 10.5%.

     Also making a significant contribution to the positive volume variance was growth in money market type deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first nine months of 2000 to the same period in 1999, average savings and money market deposits increased by $23,993,000, or 8.7%.

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

     The Bank's calling program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first nine months of 2000 to the same period last year, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and favorable conditions in the local economy.

     During the latter half of 1999 and the first half of 2000 there was an escalation in short-term interest rates as evidenced by a 175 basis point increase in the federal funds target rate. During this same time period, yields on intermediate-term securities and loans also increased but by lesser amounts. These factors contributed to the reduction in the Bank's net interest spread and yield from 3.93% and 5.08%, respectively, for the first nine months of 1999 to 3.49% and 4.96%, respectively, for the same period in 2000. Also contributing to the reduction were differences between the yields on loans and securities that matured during the period versus those that were originated.

     As more fully discussed in the Market Risk section of this Discussion and Analysis of Financial Condition and Results of Operations, an increase in interest rates that equally impacts short and intermediate-term interest-earning assets and interest-bearing liabilities (the Bank has few long-term assets and liabilities) should initially have a negative impact on the Bank's net interest income. However, if short and intermediate-term interest rates are sustained at the higher levels and the Bank can originate securities and loans at yields higher than those maturing, the eventual impact on net interest income should be positive.

Allowance and Provision For Loan Losses

     The allowance for loan losses was $1,939,000 at September 30, 2000 as compared to $2,033,000 at December 31, 1999, representing approximately 1% of total loans at each date. The change in the allowance during the first nine months of 2000 is due to a $75,000 credit provision for loan losses, chargeoffs of $51,000, and recoveries of $32,000.

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

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 81% of total loans outstanding at

September 30, 2000. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at September 30, 2000 and December 31, 1999 are as follows:

                                                                 September 30,  December 31,
                                                                      2000          1999
                                                                 -------------  ------------
                                                                   (dollars in thousands)
Nonaccruing loans ........................................           $ --           $ 28
Foreclosed real estate ...................................             --             --
                                                                     ----           ----
  Total nonperforming assets .............................             --             28
Troubled debt restructurings .............................             --             --
Loans past due 90 days or more as to
  principal or interest payments and still accruing ......              1              5
                                                                     ----           ----
  Total risk elements ....................................           $  1           $ 33
                                                                     ====           ====

Nonaccruing loans as a percentage of total loans .........            .00%           .02%
                                                                     ====           ====
Nonperforming assets as a percentage of total loans
  and foreclosed real estate .............................            .00%           .02%
                                                                     ====           ====
Risk elements as a percentage of total loans and
  foreclosed real estate .................................            .00%           .02%
                                                                     ====           ====

Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Service charge income decreased by $324,000, or 13.0%, from $2,491,000 for the first nine months of 1999 to $2,167,000 for the same period in 2000. The decrease, which is largely comprised of decreases in maintenance/activity charges and overdraft check charges, is attributable to a the loss of several accounts that were large producers of such income.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $731,000, or 5.9%, from $12,346,000 for the first nine months of 1999 to $13,077,000 for the same period in 2000. The increase is primarily comprised of an increase in salaries of $307,000, or 5.3%, an increase in employee benefits expense of $216,000, or 10.5%, and an increase in occupancy and equipment expense of $184,000, or 10.7%. The increase in employee benefits expense is largely attributable to increases in retirement expense, payroll taxes, and incentive compensation. The increase in occupancy and equipment expense is largely attributable to an increase in depreciation expense resulting from additions made in 1999 and 2000.

     Income tax expense as a percentage of book income was 27.0% and 31.1% for the first nine months of 2000 and 1999, respectively. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 2000 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities, the establishment and funding by the Bank of a subsidiary that qualifies as a real estate investment trust, and the funding by the Bank of its investment subsidiary.

Results of Operations - Three Months Ended September 30, 2000 Versus Three Months Ended September 30, 1999

     Net income for the third quarter of 2000 was $2,537,000, or $.86 per share, as compared to $2,311,000, or $.75 per share, for the same quarter in 1999.

     While service charge income for the first nine months of 2000 was down by $324,000, the decrease for the third quarter was only $8,000. Service charge income for the third quarter was positively impacted by price increases that were phased in during the last two months of the quarter. Earnings for the quarter were also positively impacted by the receipt of amended tax return refunds and interest which exceeded that previously accrued by $89,000 and an increase in the discount rate used to calculated pension expense which resulted in a $59,000 reduction in pension expense. Other than these items, the primary reasons for the increase in earnings per share for the quarter are the same as those discussed with respect to the nine month periods.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well capitalized bank. The following table sets forth the Corporation's capital ratios at September 30, 2000 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at September 30, 2000 substantially exceed the requirements for a well-capitalized bank.

                                                                         Regulatory Standards
                                                   Corporation's      -------------------------
                                                 Capital Ratios at        Well      Adequately
                                                September 30, 2000    Capitalized   Capitalized
                                                ------------------    -----------   -----------
Total  Risk-Based Capital Ratio .............          29.17%             10.00%         8.00%
Tier 1 Risk-Based Capital Ratio .............          28.37               6.00          4.00
Tier 1 Leverage Capital Ratio ...............          11.59               5.00          4.00

     Total stockholders' equity increased by $4,220,000, or from $64,233,000 at December 31, 1999 to $68,453,000 at September 30, 2000. The increase in stockholders' equity is primarily attributable to the combined effect of net income of $6,918,000, unrealized gains on available-for-sale securities of $839,000, cash dividends of $994,000, and stock repurchases amounting to $2,691,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Thus far in 2000 the Board of Directors has approved three stock repurchase plans, one for 35,000 shares in February, a second plan for 35,000 shares in July, and the most recent plan for 50,000 shares in October. Total shares purchased to date in 2000 are 81,157, 24,476 of which were purchased under a plan approved in 1999. Currently there are 66,268 shares that can be purchased under the plans approved in 2000.

Cash Flows and Liquidity

     Cash Flows. During the first nine months of 2000, deposit growth provided cash of $46,853,000 and operating activities provided cash of $8,849,000. These amounts were the principal sources of funding the increase in cash and cash equivalents by $32,913,000, investing activities of $18,238,000, cash dividends of $2,001,000, and stock repurchases of $2,691,000.

     The deposit growth of $46,853,000 is largely comprised of growth in checking balances of $16,239,000 and growth in money market type balances of $27,596,000.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At September 30, 2000, the Corporation had $92,500,000 in federal funds sales, a short-term securities portfolio of $25,301,000, and available-for-sale securities of $83,547,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 92.4% of total deposits at September 30, 2000, while time deposits of $100,000 and over and other time deposits comprised only 2.8% and 4.8%, respectively.

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

     Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, an increase in interest rates that equally impacts short and intermediate-term interest-earning assets and interest-bearing liabilities (the Bank has few long-term assets and liabilities) should initially have a negative impact on the Bank's net interest income. However, since approximately 45% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital, if short and intermediate-term interest rates are sustained at the higher levels and the Bank can originate securities and loans at yields higher than those maturing, the eventual impact on net interest income should be positive.

     It is believed that the Corporation's exposure to interest rate risk has not changed materially since December 31, 1999.

Legislation

     Commercial checking deposits currently account for approximately 27% of the Bank's total deposits. Congress is considering legislation that would allow customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.   NONE

ITEM 2.   NONE

ITEM 3.   NONE

ITEM 4.   NONE

ITEM 5.   STOCK REPURCHASE PROGRAM

     Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Thus far in 2000 the Board of Directors has approved three stock repurchase plans, one for 35,000 shares in February, a second plan for 35,000 shares in July, and the most recent plan for 50,000 shares in October. Total shares purchased to date in 2000 are 81,157, 24,476 of which were purchased under a plan approved in 1999. Currently there are 66,268 shares that can be purchased under the plans approved in 2000.

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


                                    THE FIRST OF LONG ISLAND CORPORATION
                                    (Registrant)


DATE: November 8, 2000              By /s/ J. WILLIAM JOHNSON
                                    --------------------------------
                                    J. WILLIAM JOHNSON, PRESIDENT
                                    (principal executive officer)


                                    By /s/ MARK D. CURTIS
                                    --------------------------------
                                    MARK D. CURTIS
                                    SENIOR VICE PRESIDENT AND TREASURER
                                    (principal financial and accounting officer)