Form 10-K
period 2000-12-31
FIRST OF LONG ISLAND CORP
filed 2001-03-27
CIK 740663

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

For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The aggregate market value of the Corporation's voting stock (based on the price at which the stock was last sold on February 28, 2001) held by non-affiliates was $96,620,451 (excludes $15,343,411 representing the market value of common stock beneficially owned by directors and executive officers of the Registrant).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at February 28, 2001
Common Stock, $.10 par value                                2,889,390

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts II and IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2001 are incorporated by reference into Part III.

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

     The Bank was organized in 1927 as a national banking association under the laws of the United States of America and was known as the First National Bank of Glen Head through June 30, 1978. The Bank has a Trust and Investment Services Department and has conducted insurance business through The First of Long Island Agency, Inc. (the "Agency"), a wholly-owned subsidiary.

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

     The Bank's investment securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities (principally modified pass-through, mortgage-backed securities of Federal agencies), collateralized mortgage obligations, state and municipal securities, and corporate bonds and commercial paper. The Bank also regularly sells federal funds on an overnight basis to a number of banking institutions.

     The Bank offers a variety of deposit products having a wide range of interest rates and terms. The principal products include checking accounts, money market type accounts, savings accounts, escrow service and IOLA (interest on lawyer) accounts, and time deposit accounts.

     In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

o    ATM Banking
o    Bill Payment Using PC or Telephone Banking
o    Collection Services
o    Counter Checks and Certified Checks
o    Drive-Through Banking
o    Foreign Drafts
o    Gift Checks and Personal Money Orders
o    Internet PC Banking For Personal and Commercial Customers
o    Merchant Credit Card Depository Services
o    Night Depository Services
o    Payroll Services
o    Safe Deposit Boxes
o    Securities Transactions
o    Signature Guarantee Services
o    Telephone Banking
o    Travelers Checks
o    Trust and Investment Management Services
o    U.S. Savings Bonds
o    Wire Transfers and Foreign Cables
o    Withholding Tax Depository Services

     The  Trust  and  Investment   Services   Department   provides   investment
management, pension trust, personal trust, estate, and custody services.

     The Agency is a licensed insurance agency which was organized in 1994 under the laws of the State of New York and has primarily engaged in the sale of fixed rate annuity products.

     During the 2000 year, the Bank opened three new commercial banking offices; two in Suffolk County, Long Island and the Bank's first office in Queens County, New York. In addition, in February 2001, the Bank opened another commercial banking office in Suffolk County, Long Island. In the coming years, the Bank will continue to search for favorable locations at which to establish new branches, with continued emphasis on the commercial banking unit type.

     In addition to the four new branch locations discussed above, the Bank has a main office located in Huntington, New York, eight other full service offices (Glen Head, Greenvale, Locust Valley, Northport, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury) and nine other commercial banking offices (Bohemia, Garden City, Great Neck, Hauppauge, Hicksville, Lake Success, Mineola, New Hyde Park, Valley Stream), all of which are in Nassau and Suffolk Counties.

      The Bank's revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

     The Bank did not commence, abandon, or significantly change any of its lines of business during 2000.

     The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of large banks, such as Citibank, Chase Manhattan Bank, Bank of New York, and Fleet Bank NA, and various Long Island based banks.

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

     The Bank makes both fixed and variable rate loans. Variable rate loans are tied to and reprice with changes in the Bank's prime interest rate, The Wall Street Journal prime interest rate, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rate. Commercial mortgage loans are made with terms usually not in excess of fifteen years, while the maximum term on residential mortgage loans is thirty years. Commercial and consumer loans generally mature within five years. The Bank's current practice is to usually lend no more than 75% of appraised value on residential mortgage loans, 65% on home equity loans and 70% on commercial mortgage loans.

     The risks inherent in the Bank's loan portfolio primarily stem from the following factors relating to borrower size, geographic concentration, and environmental contamination: first, loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls; second, the ability of many of the Bank's borrowers to repay their loans is dependent on the strength of the local economy; and finally, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on the strength of the Long Island real estate market and the absence of environmental contamination. The Bank does not have any significant industry concentrations or foreign loans.

     Except home equity products, loans from $300,000 to $500,000 require the approval of the Management Loan Committee (home equity loans and lines have more stringent approval requirements). All loans in excess of $500,000 require the approval of the Management Loan Committee and two members of the Board Loan Committee, one of whom must be a non-management director.

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

     Commercial Loans. The Bank makes commercial loans on a demand basis, short-term basis, or installment basis. Short-term business loans are generally due and payable within one year and should be self liquidating during the normal course of the borrower's business cycle. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to obtain personal guarantees of principal owners on loans made to privately-owned businesses.

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

     Construction Loans. The Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally one year or less and advances are made as the construction progresses. The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and obtaining title insurance updates to insure that no intervening liens have been placed.

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

     The accrual of interest on loans is generally discontinued when principal or interest payments become past due 90 days or more. As of December 31, 2000, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in "Note C" to its consolidated financial statements.

     Economic conditions in the Bank's market area were favorable during the 2000 year. Future levels of past due, nonperforming, and restructured loans will be affected by the strength of the local economy.

     Allowance for Loan Losses. The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated inherent losses in the Bank's loan portfolio. Changes in the Bank's allowance for loan losses for each of the five years in the period ended December 31, 2000 and the allocation of the Bank's allowance for loan losses by loan type at the end of each of these years can be found in "Note C - Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

      The allowance for loan losses is established through provisions for loan losses charged against income and reductions in the allowance are credited to income. Amounts deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allocated component of the allowance for loan losses represents impairment losses identified as a result of selectively reviewing individual credits plus losses on loans that have not been specifically reviewed but rather determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. The unallocated or general component of the allowance is designed to cover losses in the portfolio that have not otherwise been identified through the review of specific loans or pools of loans.

       The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, local economic conditions. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 81% of total loans outstanding at December 31, 2000. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

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

     The Bank's investment policy limits individual maturities to fifteen years and average lives, in the case of collateralized mortgage obligations (CMOs) and other mortgage-backed securities, to 10 years. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1. In addition, management periodically reviews issuer credit ratings for all securities in the Bank's portfolio other than those issued by the U.S. government or its agencies. Any deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate. The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

     At December 31, 2000, the Bank had net unrealized gains of $2,684,000 in it held-to-maturity portfolio, consisting of gross unrealized gains of $3,110,000 and gross unrealized losses of $426,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. The Bank has the intent and ability to hold these securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized. However, the effect of holding securities with unrealized gains or losses is that more or less interest will be earned in future periods than could be earned on securities purchased currently.

     Portfolio Composition. The composition of the Bank's investment portfolio can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     Maturity Information. The maturities and weighted average yields of the Bank's investment securities at December 31, 2000 can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     The Bank received dividends on its Federal Reserve Bank stock of $6,943 in 2000 representing a yield of 6.00%.

Sources of Funds

     General. The Bank's primary sources of funds are deposits, retained earnings, collection of principal and interest on loans, maturity and redemption of investment securities, interest earned on investment securities and federal funds sold, and other funds provided from operations.

     The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including "First Class", "Prime", regular, budget, senior citizen and special checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking, including interest on lawyer accounts (IOLA); escrow service accounts; three money-market-type products, including a traditional money market savings account, "Select Savings" - a statement savings account that earns a money market rate, and "Diamond Savings" - a passbook savings account that earns a money market rate; traditional statement savings; traditional passbook savings; savings certificates (3 month, 6 month and 1 to 6 year terms); large and jumbo certificates; holiday club accounts; and individual retirement accounts (savings certificates with terms of 1 to 6 years).

     Total certificates of deposit, the majority of which mature within one year, were $44,174,000, or 8.0% of total deposits, at December 31, 2000. Certificates of deposit in amounts of $100,000 or more were $19,919,000 at December 31, 2000, or 3.6% of total deposits.

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

     Classification of Average Deposits. The Bank's average deposit balances by major classification can be found in "Note E - Deposits" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     Remaining Maturities of Time Deposits. The remaining maturities of the Bank's time deposits in amounts of $100,000 or more at December 31, 2000 can be found in "Note E - Deposits" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

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

Employees

     As of December 31, 2000, the Bank had 174 full-time equivalent employees and considers employee relations to be satisfactory. Employees of the Bank are not represented by a collective bargaining unit.

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

     The Bank's designated main office is located at 253 New York Avenue, Huntington, New York. Including the main office, the Bank owns a total of ten buildings in fee and occupies fourteen other facilities under lease arrangements. All of the facilities owned or leased by the Bank are in Nassau, Suffolk, and Queens Counties, New York.

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

     None were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "FLIC". The table appearing on page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2000 showing the high and low sales prices, by quarter, for the years ended December 31, 2000 and 1999 is incorporated herein by reference.

     On February 28, 2001, there were 2,889,390 shares of the Corporation's common stock outstanding with 733 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

     During 2000 and 1999, the Corporation declared semi-annual cash dividends aggregating $.72 and $.64 per share, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" appearing on page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2000 is incorporated herein by reference.

     The Corporation's dividend payout ratio was 22.86%, 19.81% and 21.92% for 2000, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 through 18 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2000 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing on pages 16 and 17 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2000 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent public accountants appearing on pages 20 through 42 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "ELECTION OF DIRECTORS" appearing on pages 3 through 5 and "MANAGEMENT" appearing on pages 7 and 8 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2001 are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "COMPENSATION OF DIRECTORS", "BOARD COMPENSATION COMMITTEE REPORT", "COMPENSATION OF EXECUTIVE OFFICERS", "SUMMARY COMPENSATION TABLE", "COMPENSATION PURSUANT TO PLANS", and "PERFORMANCE GRAPH" appearing on pages 5 and 9 through 17 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2001 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" appearing on Pages 1 through 3 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2001 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "TRANSACTIONS   WITH  MANAGEMENT  AND  OTHERS"  appearing  on  page  18  of
Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2001 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

     The following consolidated financial statements of the Corporation and its subsidiary, and Report of Independent Public Accountants thereon, as required by
Item 8 of this report are incorporated herein by reference.

o    Consolidated Balance Sheets - December 31, 2000 and 1999
o    Consolidated Statements of Income - Years ended December 31, 2000, 1999 and
     1998
o Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998
o Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998
o    Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

     None Applicable.

(a) 3. Listing of Exhibits

     The following exhibits are submitted herewith.

Exhibit No.   Name                                                                              Method of Filing
-----------   ----                                                                              ----------------
3 (i)         Certificate of Incorporation, as amended                                           *
3 (ii)        By-laws, as amended                                                                **
10.1          Incentive Compensation Plan                                                        ***
10.2          1986 Stock Option and Appreciation Rights Plan                                     ****
10.3          1996 Stock Option and Appreciation Rights Plan                                     *****
10.4          Amendment to 1996 Stock Option and Appreciation Rights Plan dated
                February 20, 2001                                                                Included herein
10.5          Employment Agreement between Registrant and J. William Johnson, dated January 31, 1996, as amended December 18, 1996, January 2, 1998,
                  and January 6, 1999                                                            ******

Exhibit No.   Name                                                                              Exhibits
-----------   ----                                                                              --------
10.6          Employment Agreement between Registrant and Arthur J. Lupinacci, Jr.,
                dated July 1, 1999                                                               *******
10.7          Amended Special Severance Agreement between Registrant and Donald L.
                Manfredonia, dated July 1, 1999                                                  ********
10.8          Amended Special Severance Agreement between Registrant and Joseph G. Perri,
                dated July 1, 1999                                                               ********
10.9          Amended Special Severance Agreement between Registrant and Richard Kick,
                dated July 1, 1999                                                               ********
10.10         Amended Special Severance Agreement between Registrant and Mark D. Curtis,
                dated July 1, 1999                                                               ********
10.11         Special Severance Agreement between Registrant and Brian J. Keeney,
                Dated May 1, 2000                                                                Included herein
13            Registrant's Annual Report to Shareholders for the fiscal year ended
                December 31, 2000                                                                Included herein
21            Subsidiary of Registrant                                                           Included herein
23            Consent of Independent Public Accountants                                          Included herein
99            Notice of 2001 Annual Meeting and Proxy Statement                                  *********

*Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

**Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 3(ii), which exhibit is incorporated herein by reference.

 *** "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 14 and 9, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2001 are incorporated herein by reference.

****Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

***** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

****** Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson's employment agreement each involved an increase in Mr. Johnson's base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. Mr. Johnson's current base annual salary is disclosed in
Exhibit 99 to this Form 10-K filing.

******* Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 10.5, which exhibit is incorporated herein by reference. Mr. Lupinacci's current base annual salary is disclosed in Exhibit 99 to this Form 10-K filing.

******** Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibits 10.6, 10.7, 10.8, and 10.9, which exhibits are incorporated herein by reference.

*********The   Corporation's   Proxy   Statement  for  its  Annual   Meeting  of
Stockholders to be held April 17, 2001 was submitted in electronic format on March 7, 2001 and is incorporated herein by reference.

(b)  Reports on Form 8-K

     None

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

                                            THE FIRST OF LONG ISLAND CORPORATION
                                                (Registrant)

Dated: March 20, 2001                       By /s/ J. WILLIAM JOHNSON
                                               J. WILLIAM JOHNSON, President
                                               (principal executive officer)

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

Signatures                               Titles                   Date
----------                               ------                   ----

/s/ J. WILLIAM JOHNSON             President, Chairman            MARCH 20, 2001
J. William Johnson                 of the Board, Chief
                                   Executive Officer

/s/ ALLEN E. BUSCHING              Director                       MARCH 20, 2001
Allen E. Busching

/s/ PAUL T. CANARICK               Director                       MARCH 20, 2001
Paul T. Canarick


/s/ BEVERLY ANN GEHLMEYER          Director                       MARCH 20, 2001
Beverly Ann Gehlmeyer


/s/ HOWARD THOMAS HOGAN, JR.       Director                       MARCH 20, 2001
Howard Thomas Hogan, Jr.


/s/ J. DOUGLAS MAXWELL, JR.        Director                       MARCH 20, 2001
J. Douglas Maxwell, Jr.


/s/ JOHN R. MILLER III             Director                       MARCH 20, 2001
John R. Miller III


/s/ WALTER C. TEAGLE III           Director                       MARCH 20, 2001
Walter C. Teagle III

                                  EXHIBIT INDEX

                                                                                               EXHIBIT BEGINS
                                                                                                ON SEQUENTIAL
EXHIBIT       DESCRIPTION                                                                          PAGE NO.
-------       -----------                                                                      --------------
3 (i)         Certificate of Incorporation, as amended                                           *
3 (ii)        By-laws, as amended                                                                **
10.1          Incentive Compensation Plan                                                        ***
10.2          1986 Stock Option and Appreciation Rights Plan                                     ****
10.3          1996 Stock Option and Appreciation Rights Plan                                     *****
10.4          Amendment to 1996 Stock Option and Appreciation Rights Plan
                dated February 20, 2001                                                          10
10.5          Employment Agreement Between Registrant and J. William Johnson,
                dated January 31, 1996, as amended December 18, 1996, January 2, 1998,
                  and January 6, 1999                                                            ******
10.6          Employment Agreement between Registrant and Arthur J. Lupinacci, Jr.,
                dated July 1, 1999                                                               *******
10.7          Amended Special Severance Agreement between Registrant and Donald L.
                Manfredonia, dated July 1, 1999                                                  ********
10.8          Amended Special Severance Agreement between Registrant and Joseph G. Perri,
                dated July 1, 1999                                                               ********
10.9          Amended Special Severance Agreement between Registrant and Richard Kick,
                dated July 1, 1999                                                               ********
10.10         Amended Special Severance Agreement between Registrant and Mark D. Curtis,
                dated July 1, 1999                                                               ********
10.11         Special Severance Agreement between Registrant and Brian J. Keeney,
                dated May 1, 2000                                                                13
13            Registrant's Annual Report to Shareholders for the fiscal year ended
                December 31, 2000                                                                18
21            Subsidiary of Registrant                                                           73
23            Consent of Independent Public Accountants                                          75
99            Notice of 2001 Annual Meeting and Proxy  Statement                                 *********

*Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

**Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 3(ii), which exhibit is incorporated herein by reference.

 *** "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 14 and 9, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2001 are incorporated herein by reference.

****Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

***** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

****** Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson's employment agreement each involved an increase in Mr. Johnson's base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. Mr. Johnson's current base annual salary is disclosed in
Exhibit 99 to this Form 10-K filing.

******* Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 10.5, which exhibit is incorporated herein by reference. Mr. Lupinacci's current base annual salary is disclosed in Exhibit 99 to this Form 10-K filing.

******** Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibits 10.6, 10.7, 10.8, and 10.9, which exhibits are incorporated herein by reference.

*********The   Corporation's   Proxy   Statement  for  its  Annual   Meeting  of
Stockholders to be held April 17, 2001 was submitted in electronic format on March 7, 2001 and is incorporated herein by reference.

EXHIBIT 10.4 - AMENDMENT TO 1996 STOCK OPTION AND APPRECIATION RIGHTS PLAN DATED
                               FEBRUARY 20, 2001

     AMENDMENT TO THE FIRST OF LONG ISLAND CORPORATION 1996 STOCK OPTION
                           & APPRECIATION RIGHTS PLAN


1. The first sentence of Section 1 of the Plan is hereby amended to read as follows:

     "This Stock Option and Appreciation Rights Plan is intended to provide a method whereby certain officers and directors of the First of Long Island Corporation and its Subsidiaries who are largely responsible for the management, growth and protection of the business, and who are making and can continue to make substantial contributions to the success of the business, may be encouraged to acquire a larger stock ownership in the Corporation, thus increasing their proprietary interest in the business, providing them with greater incentive for their continued employment, and promoting the interests of the Corporation and all its stockholders."

2.   The following definitions shall be inserted in Section 2 of the Plan:

     "Non-Employee Director" means a "Non-Employee Director" within the meaning of Rule 16b-3(b)(3) under the Securities Exchange Act of 1934.

     "Outside Director" means a Director who: (a) is not a current employee of the Corporation or any member of an affiliated group which includes the Corporation; (b) is not a former employee of the Corporation who receives compensation for prior services (other than benefits under a tax-qualified retirement plan) during the taxable year; (c) has not been an officer of the Corporation; (d) does not receive remuneration from the Corporation, either directly or indirectly, in any capacity other than as a director, except as otherwise permitted under Code Section 162(m) and regulations thereunder. For this purpose, remuneration includes any payment in exchange for goods or services. This definition shall be further governed by the provisions of Code Section 162(m) and regulations promulgated thereunder.

3. The first sentence of the first paragraph of Section 3 of the Plan is hereby amended to read as follows:

     "The Plan shall be administered by the Committee composed of three or more members who are appointed by the Board, all of whom shall be Non-Employee Directors and Outside Directors, who shall serve at the pleasure of the Board."

4. The last sentence of the first paragraph of Section 3 of the Plan is hereby deleted.

5. A sentence shall be added to the end of the second paragraph of Section 3 which reads as follows:

     "The Committee shall have the authority to select the individuals to whom Options and Appreciation Rights shall be granted and enter into an agreement with the Grantee specifying the terms and conditions of the Option and/or Appreciation Rights, not inconsistent with the terms of the Plan."

6.   A new Section 4(d) shall be inserted which reads as follows:

     "No Grantee may, during any fiscal year of the Corporation, receive grants of Options or Appreciation Rights under this Plan which, in the aggregate, exceed 25,000 shares."

7. The first sentence of Section 5 of the Plan is hereby amended to read as follows:

     "The Committee may from time to time, subject to the provisions of the Plan, grant Options to Key Employees including employee directors and members of the Board who are Non-Employee Directors to purchase shares of Common Stock allotted in accordance with Section 4 of the Plan."

8.   Section 8(a) of the Plan is hereby amended to read as follows:

     "Options shall be granted only to those Key Employees including employee directors and members of the Board who are Non-Employee Directors who are selected by the Committee, and Appreciation Rights shall be granted only to those Key Employees including employee directors who are selected by the Committee.

9.   Section 8(b) of the Plan shall be deleted in its entirety.

10.  Section 8(d)(i) of the Plan shall be amended to read as follows:

     "to select the Key Employees including employee directors and members of the Board who are Non-Employee Directors to be granted Options and to select the Key Employees including employee directors to be granted Appreciation Rights (it being understood that more than one Option or Appreciation Right may be granted to the same person),"


     IN WITNESS WHEREOF, the Employer has caused its duly authorized officer to execute this Amendment as of the date set forth below.

     Dated: February 20, 2001

                                      THE FIRST OF LONG ISLAND CORPORATION

                                      By: /s/ J. William Johnson
                                          ----------------------------
                                          J. William Johnson

                                      Its: Chairman of the Board, President, and
                                           Chief Executive Officer



         Adopted by the Board of Directors - February 20, 2001

         EXHIBIT 10.11 - SPECIAL SEVERANCE AGREEMENT BETWEEN REGISTRANT
                              AND BRIAN J. KEENEY

                      THE FIRST OF LONG ISLAND CORPORATION

                           SPECIAL SEVERANCE AGREEMENT


     AGREEMENT dated as of May 1, 2000 by and between THE FIRST OF LONG ISLAND CORPORATION (hereinafter referred to as "FLIC") and BRIAN J. KEENEY (hereinafter referred to as the "Officer").

     1. Term.

     The term of this agreement shall be for a period commencing on the date hereof and ending on June 30, 2001. The term shall be automatically renewed for additional one (1) year terms, unless the Board of Directors of FLIC chooses not to renew and notifies Officer of such intention not to renew at least thirty
(30) days prior to the end of a term; provided, however, that FLIC may not decline to renew during any period of time in which the Board of Directors is actively negotiating a transaction the consummation of which would result in Officer becoming entitled to a Termination Payment hereunder.

     2. Termination Payment.

          A. Officer will be entitled to a payment (the "Termination Payment") equal to One Hundred Per Cent (100%) of his then current annual base salary (the dollar amount so calculated being hereafter referred to as the "Full Severance"), and FLIC shall make such Termination Payment to Officer, in the event of the occurrence of any of the following:

               (i) The employment of Officer is terminated by The First National Bank Of Long Island ("FNBLI") within twenty-four months after a Change Of Control Event (as hereinafter defined);

               (ii) Officer resigns his employment with FNBLI for Good Reason (as hereinafter defined) within twenty-four months after a Change of Control Event; or

               (iii) The employment of Officer is terminated by FNBLI within twenty-four months after any entity, person or group shall have acquired more than twenty per cent (20%) of the voting shares of FLIC and, at the time of such termination, the Chief Executive Officer of FNBLI serving in that capacity as of the first day of the term hereof, or of the then current renewal term, as the case may be, shall have ceased to be employed by FNBLI in such capacity.

          B. Officer will be entitled to a Termination Payment equal to Sixty Six and Two Thirds Per Cent (66 2/3%) of the Full Severance in the event that Officer shall resign for any reason during the period beginning on the thirty-first day after a Change of Control Event and ending on the sixtieth day after such event.

          C. In the event that Officer shall become entitled to a Termination Payment pursuant to Section 2(A) or 2(B) hereof, FLIC shall, at no cost to Officer, continue to provide family medical and dental coverage to Officer for a period of twelve (12) months after Officer ceases to be employed by FNBLI, on terms and conditions substantially the same as FNBLI may, from time to time, make available to its employees generally during such period; provided, however, that the obligation of FLIC to provide such coverage shall cease on the date when another employer makes substantially comparable coverage available to Officer, regardless of whether the benefits made available by such employer require a contribution on the part of Officer.

          D. FLIC may elect to discharge its obligation to make the Termination Payment and provide such insurance coverage by causing FNBLI, its wholly owned subsidiary, to do so.

     3. Non-Waiver.

     The failure of Officer to resign upon the occurrence of a particular event constituting Good Reason hereunder shall not bar the Officer from resigning upon the subsequent occurrence of any other or further event constituting Good Reason, and thereby becoming eligible to receive the Termination Payment, provided that such resignation occurs within twenty-four months after a Change of Control Event.

     4. Ineligibility For Termination Payment.

     Regardless of whether a Change of Control Event shall have occurred, Officer shall not be entitled to any Termination Payment in the event that his employment is terminated (i) by reason of his death, normal retirement or disability, or (ii) by FNBLI for Cause (as hereinafter defined).

     5. Definitions.

          A. "Good Reason" for resignation by Officer of his employment shall mean the occurrence (without the Officer's express written consent) of any one of the following acts or omissions to act by FLIC or FNBLI:

               (i) The assignment to Officer of any duties materially inconsistent with the nature and status of his responsibilities immediately prior to a Change of Control Event, or a substantial adverse alteration in the nature or status of his responsibilities from those in effect immediately prior to the Change of Control Event; provided, however, that a redesignation of his title shall not in and of itself constitute Good Reason if his overall duties and status within FLIC and FNBLI are not substantially adversely affected.

               (ii) A reduction in his annual base salary as in effect at the time of a Change of Control Event. For purposes hereof, "annual base salary" shall mean regular basic annual compensation prior to any reduction therein under a salary reduction agreement pursuant to Section 401(k) or Section 125 of the Internal Revenue Code and, without limitation, shall exclude fees, bonuses, incentive awards or similar payments.

               (iii) The failure by FLIC or FNBLI to pay Officer any portion of his current compensation, or to pay him any portion of an installment of a deferred compensation amount under any deferred compensation program, within fourteen (14) days of the date such compensation is due.

          B. "Cause" shall mean any of the following:

               (i) The willful and continued failure by Officer to substantially perform his duties, as they may be defined by FLIC or FNBLI from time to time, or to abide by the written policies of FLIC or FNBLI after a written demand for substantial performance is delivered to him by the Chief Executive Officer of FLIC or FNBLI, as the case may be, which specifically identifies the manner in which he has failed substantially to perform his duties or has failed to abide by such written policies, and

               (ii) The willful engaging by Officer in conduct which is materially injurious to FLIC or FNBLI, monetarily or otherwise. For the purpose of the preceding sentence, no act, or failure to act, on the part of Officer shall be deemed "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his act, or failure to act, was in the best interest of FLIC or FNBLI, as the case may be.

          C. "Change of Control Event" shall mean the occurrence of any one of the following:

               (i) Continuing Outside Directors (as hereinafter defined) no longer constitute at lease two-thirds (2/3) of Outside Directors (as hereinafter defined) of FLIC;

               (ii) There shall be consummated a merger or consolidation of FLIC, unless at least two-thirds (2/3) of Continuing Outside Directors are to continue to constitute at least two-thirds (2/3) of Continuing Directors;

               (iii) At least two-thirds (2/3) of Continuing Outside Directors determine that action taken by stockholders constitutes a Change of Control Event; or

               (iv) FNBLI is no longer a wholly-owned subsidiary of FLIC.

          D. "Continuing Outside Director" shall mean any individual who is not an employee of FLIC or FNBLI and who (i) is a director of FLIC as of the date hereof, (ii) prior to election as a director is nominated by at least two-thirds (2/3) of the Continuing Outside Directors, or (iii) following election as a director is designated a Continuing Outside Director by at least two-thirds (2/3) of Continuing Outside Directors.

          E. "Outside Director" shall mean an individual who is not an employee of FLIC or FNBLI who is a director of FLIC.

     6. Withholding Taxes; Other Deductions.

     FLIC and FNBLI shall have the right (i) to deduct from any payments due under this Agreement amounts sufficient to cover withholding as required by law for any federal, state or local taxes and any amounts due from the Officer to FLIC or FNBLI and (ii) to take such other action as may be necessary to satisfy any such withholding or other obligations, including but not limited to withholding amounts equal to such taxes or obligations from any other amounts due or to become due from FLIC or FNBLI to Officer.

     7. Miscellaneous.

          A. Employment at Will. Nothing contained herein shall be construed as an agreement that Officer will continue to be employed by FNBLI for any particular period of time and the employment of Officer may be terminated by FNBLI at any time.

          B. Accrued Rights. The determination of the Board of Directors of FLIC not to renew this Agreement shall not deprive Officer of any right that has accrued to Officer during the term hereof by reason of the occurrence during the term of this Agreement of an event described in Section "2" hereof.

          C. Notices. Any notices required to be given under this Agreement shall be in writing and shall be sent by certified mail, return receipt requested, to FLIC at 10 Glen Head Road, Glen Head, New York 11545, Attention:
Chief Executive Officer, and to you at your residence address as reflected in the records of FLIC; or to such other address as either party may designate by written notice to the other.

          D. Controlling Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts made and to be performed therein.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year first above written.

                                            THE FIRST OF LONG ISLAND CORPORATION


                                            By: /s/ J. William Johnson
                                                -----------------------------
                                                J. William Johnson, Chairman


                                                /s/ Brian J. Keeney
                                                -----------------------------
                                                Brian J. Kenney

          EXHIBIT 13 - REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[LOGO] The First of Long Island
The First of Long Island Corporation

[PHOTO OMITTED]

2000
ANNUAL REPORT

                                 COMPANY PROFILE

                           Business of the Corporation


     The First of Long Island Corporation ("Corporation") is a one-bank holding company organized under the laws of the State of New York. Its primary business is the operation of its sole subsidiary, The First National Bank of Long Island ("Bank").

     The Bank was organized in 1927 under national banking laws and became the sole subsidiary of the Corporation under a plan of reorganization effected April 30, 1984.

     The Bank is a full service commercial bank which provides a broad range of financial services to individual, professional, corporate, institutional, and government customers through its twenty-two branch system in Long Island and Queens.

     The First of Long Island Agency, Inc. was organized in 1994 under the laws of the State of New York, as a subsidiary of the Bank to conduct business as a licensed insurance agency engaged in the sale of insurance, primarily fixed annuity products.

     The Bank is subject to regulation and supervision of the Federal Reserve Board, the Comptroller of the Currency, and the Federal Deposit Insurance Corporation which also insures its deposits. The Comptroller of the Currency is the primary banking agency responsible for regulating the subsidiary Bank. In addition, the Corporation is subject to the regulations and supervision of the Federal Reserve Board and the Securities and Exchange Commission.

CONTENTS
Selected Financial Data.....................................................  1
Letter to Stockholders......................................................  2
Marketing Message ..........................................................  4
Board of Directors..........................................................  7
Senior Management ..........................................................  8
Management's Discussion and Analysis of Financial Condition and Results of
  Operations ...............................................................  9
Management's Responsibility for Financial Reporting ........................ 19
Consolidated Financial Statements and Notes ................................ 20
Report of Independent Public Accountants ................................... 42
Official Staff ............................................................. 43
Annual Meeting Notice ...................................................... 44
Business Development Board ................................................. IBC

SELECTED FINANCIAL DATA


     The following is selected consolidated financial data for the past five years. This data should be read in conjunction with the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying consolidated financial statements and related notes.


                                                       2000             1999*          1998               1997              1996
                                                 -------------     ------------    -------------     -------------     -------------
INCOME STATEMENT DATA:
   Total Interest Income ......................  $  38,822,000     $ 33,963,000    $  32,682,000     $  30,401,000     $ 28,585,000
   Total Interest Expense .....................     13,106,000        9,513,000        9,867,000         9,197,000        8,492,000
   Net Interest Income ........................     25,716,000       24,450,000       22,815,000        21,204,000       20,093,000
   Provision for Loan Losses (Credit) .........        (75,000)            --           (100,000)         (100,000)            --
   Net Income .................................      9,318,000        9,034,000        8,236,000         7,415,000        6,641,000
PER SHARE DATA:
   Basic Earnings .............................          $3.19            $2.97            $2.65             $2.38            $2.12
   Diluted Earnings ...........................           3.15             2.92             2.60              2.33             2.08
   Cash Dividends Declared ....................            .72              .64              .57               .49              .43
   Stock Splits/Dividends Declared ............           --               --               --             3-for-2             --
   Book Value .................................         $24.50           $21.68           $20.59            $18.55           $16.97
BALANCE SHEET DATA AT PERIOD END:
   Total Assets ...............................  $ 625,992,000     $570,551,000    $ 546,127,000     $ 483,316,000     $439,941,000
   Total Loans ................................    192,909,000      182,774,000      170,718,000       154,730,000      152,682,000
   Allowance for Loan Losses ..................      1,943,000        2,033,000        3,651,000         3,579,000        3,600,000
   Total Deposits .............................    550,472,000      503,189,000      479,231,000       422,759,000      384,361,000
   Stockholders' Equity .......................     70,866,000       64,233,000       63,744,000        57,743,000       53,157,000
AVERAGE BALANCE SHEET DATA:
   Total Assets ...............................  $ 600,326,000     $554,561,000    $ 508,982,000     $ 459,391,000     $435,822,000
   Total Loans ................................    186,451,000      176,078,000      164,063,000       153,733,000      150,090,000
   Allowance for Loan Losses ..................      1,961,000        2,835,000        3,643,000         3,597,000        3,606,000
   Total Deposits .............................    530,850,000      486,532,000      445,266,000       402,392,000      383,091,000
   Stockholders' Equity .......................     66,711,000       65,406,000       61,037,000        55,116,000       50,342,000
FINANCIAL RATIOS:
   Return on Average Total Assets (ROA) .......           1.55%            1.63%            1.62%             1.61%            1.52%
   Return on Average Stockholders' Equity (ROE)          13.97%           13.81%           13.49%            13.45%           13.19%
   Average Equity to Average Assets ...........          11.11%           11.79%           11.99%            12.00%           11.55%

* Net income, earnings per share, ROA, and ROE for 1999 are before a $945,000 ($.31 per share) credit resulting from a transition adjustment to the allowance for loan losses.


STOCK PRICES

     The Corporation's Common Stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol FLIC. The following table sets forth high and low sales prices for the years ended December 31, 2000 and 1999.

                         2000                            1999
              ------------------------        --------------------------
Quarter          High            Low             High            Low
-------       --------        --------        --------         ---------
First         $ 33 1/4        $ 29 3/8        $ 43 3/4         $ 40 1/2
Second          34 1/3          29 3/4          40 3/4           36
Third           42              33 1/2          37 1/4           26
Fourth          39 4/7          37 1/4          33 1/4           28 7/8


     At December 31, 2000, there were 745 stockholders of record of the Corporation's Common Stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

                             LETTER TO STOCKHOLDERS


TO OUR STOCKHOLDERS,

     I am pleased to report on The First of Long Island's results for the year 2000. Earnings per share were up 8% over the prior year as earnings for 2000 were $3.15 per share as compared to $2.92 in 1999, excluding a special credit. Our dividends declared were increased for the 22nd consecutive year. The dividend declared this past December was $.38 per share, which is an increase of 12% over the amount declared in June 2000. Total dividends declared in 2000 were $.72 per share.

     An integral component of the growth in earnings was the increase in checking balances. Average checking balances increased $17,400,000 or 10% over the prior year. We are gratified by these results as we enjoyed an especially productive year in the solicitation of new business relationships from privately-owned businesses and professionals which, as our shareholders know, is our most important market segment. Additionally, earnings were augmented by the growth in money market type savings balances, the beneficial tax treatment afforded some of the Company's subsidiaries and our share repurchase program. On the negative side, there was a larger than average increase in personnel expense, which was mostly attributable to retirement plan expense and new branch openings. Despite the favorable effects of greater municipal income, our net interest margin was lower due to the manner in which rates changed. Return on Assets remained at a high level, being 1.55% versus 1.63% in 1999. Our Return on Equity increased to approximately 14%.

     Mortgage outstandings showed only modest increases over year-end 1999. This was true of both residential and commercial mortgages, as our new production declined in both categories. It would appear that the decline in residential mortgage production was caused principally by the increase in mortgage rates, which resulted in a significant decrease in the number of customers wanting to refinance their existing mortgages.

     We were extremely active in developing new branch sites this past year. Three new offices were opened, and a lease was signed for a fourth branch, which is scheduled to open in February 2001. Within a three-week period this past Fall, we opened three new branches: our first office in Queens, at Cross Island Plaza, near the intersection of Merrick Road and Cross Island Parkway, Allen Boulevard in South Farmingdale and the other on New Highway in East Farmingdale. The fourth office, opening in 2001, will be located in Deer Park. All four of the new branches are commercial banking offices and are a continuance of our commitment to privately-owned businesses and professionals.

[THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL]

Earnings per share
1979              $.12
1980              $.23
1981              $.25
1982              $.31
1983              $.39
1984              $.57
1985              $.87
1986              $1.02
1987              $1.09
1988              $1.25
1989              $1.29
1990              $1.37
1991              $1.29
1992              $1.55
1993              $1.66
1994              $1.82
1995              $1.86
1996              $2.08
1997              $2.33
1998              $2.60
1999              $2.92
2000              $3.15
On a fully diluted basis

     While we face many challenges in the years ahead, including technological changes, mega cross-industry competition and the possibility of interest on corporate checking, we remain confident of our ability to service our core customers and to continue to attract such customers from the large banks. While many of these banks have merged, reduced staff and closed offices, The First of Long

Island has continued to open new branches and remains focused on privately-owned businesses, professionals and service conscious consumers. By early February 2001, we will have opened seven new branches and moved a commercial banking office to a full service facility in under three years.

     This past year again was exciting on the technological front, as we introduced Internet PC banking to all of our customers, both personal and commercial. We had previously provided PC banking to businesses on a direct dial-up basis. The new system is easier to use and, of course, does not require installation. In addition to PC banking, we also offered our personal customers the opportunity to pay bills either through PC or telephone banking. Telephone banking was introduced to all our customers approximately six years ago and has enjoyed exceptional growth and popularity. Through PC and telephone banking, residential and business customers can perform a variety of tasks such as reviewing account activity, checking balances, transferring funds, and making stop payments. Telephone and PC banking are both extremely easy to use.

[THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL]

Cash Dividends Declared Per Share
1979          $.01
1980          $.03
1981          $.03
1982          $.05
1983          $.07
1984          $.08
1985          $.12
1986          $.15
1987          $.17
1988          $.19
1989          $.19
1990          $.23
1991          $.25
1992          $.28
1993          $.31
1994          $.34
1995          $.37
1996          $.43
1997          $.49
1998          $.57
1999          $.64
2000          $.72

     Other recent technological improvements being installed include the ability of all full service branches to retrieve customer signatures regardless of the branch in which the account is domiciled. In addition, customers' pictures will be added to the computer file so that a photograph can be displayed to provide further identification. We also expect to introduce "imaging" whereby our customers will be able to receive concise reproductions of their checks in neat 8 1/2" x 11" pages for easy reference and filing. Business customers will be able to have statements and data "returned" in CD-ROM format.

     The technological advancements are exciting and, unfortunately, sometimes expensive. However, we believe it is important to provide our customers not only with exemplary personal service, which we believe is second to none, but also new technology that will make their banking easier. As has been our hallmark, our customers will always have the ability to speak with a "human voice". We will continue to strive hard to meet our goals and look forward to the future with a continuing commitment to maintain The First of Long Island as a premier financial institution.


                                           /s/ J. William Johnson
                                           J. William Johnson
                                           Chairman and Chief Executive Officer

             BANKING FOR PRIVATELY-OWNED BUSINESSES, PROFESSIONALS
                        AND SERVICE CONSCIOUS CONSUMERS

     For almost seventy-five years, The First National Bank of Long Island has had a reputation for consistently providing customers with the highest caliber of service uniquely tailored to meet their banking needs. Our twenty-two branches are professionally staffed and conveniently located on Long Island, and most recently, in Queens. Just as in 1927, our philosophy is evident in our traditional style of banking. We still greet our customers by name and answer our own phones. Exceptional service, attention to detail, and the delivery of creative financing solutions are what our customers have grown to expect from us.

     The First of Long Island has consistently ranked among the highest rated banks for overall financial strength.

     Our full service and commercial branches are staffed by seasoned, professional account officers with broad based banking expertise, who focus on building relationships, not transactions. Their ability to engender an effective rapport with their customers and acquire an intimate knowledge of those customers' needs is especially important given the often impersonal nature of banking in today's marketplace. We are committed to providing the highest level of service to our customers.

     Our success grows out of a strong belief that the business owner and professional deserve to be serviced as a "select" customer.

     The commercial banking strategy is not a new story at The First of Long Island. Strategically located and richly decorated, our commercial banking offices accommodate the distinctive needs of our business customers. As a result, banking with The First of Long Island offers the privacy and fast service that every business owner and professional deserves. Utilizing this concept, we continue to expand our branch locations across Long Island and beyond. It is our belief that our ability to maintain a long-term, mutually respectful relationship with our customers is of considerable value to us all. Analyzing business needs, providing solutions and sound financial recommendations as well as prompt responses to customer inquiries are determinants of The First of Long Island's being the 'big bank' alternative.

     We continue to introduce new and innovative solutions for the benefit of our customers.

     We were one of the first banks on Long Island to install ATMs, and we continue to believe that technological advancements in today's environment should enhance the way information and services can be used by our customers. ATM and telephone banking have been available for some time, and this past year online banking and bill payment were introduced to our customers. We will continue to initiate new and innovative solutions for everyone's benefit as part of our efforts to expedite service and make banking easier. We expect to begin photograph and signature scanning in the Spring and check imaging during the latter part of this year.

     The security and safety of the Bank's and customers' assets continue to be of paramount importance at The First of Long Island. Photograph & Signature Scanning capabilities are being implemented to accommodate as well as protect our customers. Signature cards will be scanned into our computer network. When a new account is opened, a photograph of the customer is taken and electronically attached to the signature file. Our tellers can automatically identify a customer in an expedient fashion.

     Check Imaging is a check processing solution that will provide many benefits to our customers. This innovative system will greatly improve response time to customer requests for check and statement reproduction. It allows employees to perform quick and expedient research based on individual client needs. Statements will be returned accompanied by printed pages of checks in a neat 8 1/2 by 11 inch format. Another option for business customers is delivery by CD-ROM or e-statement via the Internet, which allows customers to perform their own research anytime, anywhere! The overall flexibility of check imaging should be an important factor in continued customer satisfaction. Quick, easy, and secure service from the First of Long Island.

     For over a quarter of a century we have offered investment management services, professional trust and estate administration, and custodial services to a diverse cross-section of clients. These services mirror the Bank's overall dedication to meeting the financial needs of its customers. With assets in the Trust and Investment Management Department exceeding $225 million, we offer the highest quality estate planning and investment management as well as executor, trust and custodial services. While other institutions require minimum portfolios of seven or eight figures, The First of Long Island's services are available for an opening amount as low as $250,000. Providing investment management expertise by seasoned professionals and offering low account minimums reinforces our dedication to satisfying the needs of all our customers.

     As it has done for almost three-quarters of a century, The First National Bank of Long Island endeavors to distinguish itself from its competition. We have a deeply rooted commitment to provide unparalleled service in all our contacts with our customers - privately-owned businesses, professionals and the service conscious consumer.

     We will continue to work hard to deliver the overall service quality often lacking in banking today.


         The First of Long Islands is here for today ... and tomorrow.

                               BOARD OF DIRECTORS
                                 [PHOTO OMITTED]

Rear, l to r: Walter C. Teagle III, Allen E. Bushing, J. William Johnson, Howard Thomas Hogan, Jr., Paul T. Canarick, J. Douglas Maxwell, Jr. Seated, l to r:
John R. Miller III, Beverly Ann Gehlmeyer

J. William Johnson
Chairman and
Chief Executive Officer

Allen E. Busching
Principal, B&B Capital
(consulting and private investment)

Paul T. Canarick
President and Principal
Paul Todd, Inc.
(construction company)

Beverly Ann Gehlmeyer
Tax Manager and Principal
Gehlmeyer & Gehlmeyer, P.C.
(certified public accounting firm)

Howard Thomas Hogan, Jr.
Hogan & Hogan
(lawyer, private practice)

J. Douglas Maxwell, Jr.
Chairman and Chief Executive Officer
NIRx Medical Technologies Corp.
(medical technology)

John R. Miller III
President and Publisher
Equal Opportunity Publications, Inc.
(publishing)

Walter C. Teagle III
Executive Vice President
Lexent Inc.
(telecommunication services)

                                SENIOR MANAGEMENT
                                 [PHOTO OMITTED]

Rear, l to r: Mark D. Curtis, Arthur J. Lupinacci,  Jr., Brian J. Keeney, Donald
L. Manfredonia Seated, l to r: Richard Kick, Joseph G. Perri


                      THE FIRST OF LONG ISLAND CORPORATION
                                    OFFICERS
J. William Johnson
Chairman and
Chief Executive Officer

Arthur J. Lupinacci, Jr.
Executive Vice President and
Chief Administrative Officer

Mark D. Curtis
Senior Vice President and Treasurer

Brian J. Keeney
Senior Vice President

Richard Kick
Senior Vice President

Donald L. Manfredonia
Senior Vice President

Joseph G. Perri
Senior Vice President and Secretary

Wayne B. Drake
Assistant Treasurer


                     THE FIRST NATIONAL BANK OF LONG ISLAND
                               EXECUTIVE OFFICERS
J. William Johnson
Chairman and
Chief Executive Officer

Arthur J. Lupinacci, Jr.
Executive Vice President and
Chief Administrative Officer

Donald L. Manfredonia
Executive Vice President
Senior Lending Officer

Joseph G. Perri
Executive Vice President
Senior Commercial Marketing Officer

Mark D. Curtis
Senior Vice President
Chief Financial Officer and Cashier

Brian J. Keeney
Senior Vice President
Executive Trust Officer

Richard Kick
Senior Vice President
Senior Operations and
Senior Retail Loan Officer

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

Overview

     2000 Versus 1999 Summary. The Corporation earned $3.15 per share in 2000 as compared to $2.92 in 1999, an increase of 8%. The 1999 earnings are before a transition adjustment to the allowance for loan losses that added $.31 per share. Based on 2000 net income of $9,318,000, the Corporation returned 1.55% on average total assets and 13.97% on average total equity as compared to returns of 1.63% and 13.81% in 1999. Total assets and deposits were $625,992,000 and $550,472,000, respectively, at December 31, 2000, representing increases over prior year-end balances of 9.7% and 9.4%, respectively. Despite continued purchases under the Corporation's stock repurchase program, total capital before unrealized gains and losses on available-for-sale securities grew by $4,647,000 in 2000, or approximately 7%, and the Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank. In addition, the Corporation's liquidity continues to be strong.

     The most important factor in the increase in earnings for 2000 was an increase in checking account balances. Average checking balances for 2000 were up approximately $17.4 million, or just over 10%. As in prior years, the Bank was able to use the growth of checking balances as a key strategy in increasing earnings per share. Also important to the earnings increase was growth in money market savings type balances, the preferential tax treatment afforded certain of the Bank's subsidiaries, and the positive impact of the Corporation's share repurchase program. The earnings enhancement brought about by these items was partially offset by a decrease in net interest yield and an increase in personnel expense.

     When comparing year-end balances, the Bank's mortgage loan portfolio grew by 5.2% in 2000 as compared to 11.5% in 1999 and 8.8% in 1998. The 2000 growth is comprised of an increase in commercial mortgages of 3.3% and an increase in residential mortgages, including home equity loans and lines, of 7.4%. This compares to increases of 7.6% for commercial mortgages and 15.9% for residential mortgages in 1999. The decreased growth rate for residential mortgage loans experienced in the 2000 year is believed to be partially attributable to an increase in mortgage rates and a resulting reduction in the desire of customers to refinance their existing residential mortgages. Commercial mortgages continue to be the Bank's most important loan product.

     The Bank's portfolios of tax-exempt securities and collateralized mortgage obligations ("CMOs") grew during 2000, while the U.S. Treasury portfolio declined. This occurred as a result of management's efforts to take advantage of the better returns afforded by municipal securities and CMOs relative to the Treasury sector. Savings and money market deposits were up 7.9% when comparing year-end 2000 to 1999 primarily because of growth in "Select Savings". The Select Savings product is a statement savings account that earns a higher money market rate.

     2000 was a successful year from the standpoint of the Corporation's stock repurchase program in that the Corporation was able to repurchase a bit more than 84,000 shares of common stock, representing approximately 3% of total shares outstanding at the beginning of the year. This compares to repurchases of approximately 143,000 and 34,000 shares in 1999 and 1998, respectively. The stock repurchase program has been used by management to enhance earnings per share and return on average stockholders' equity (ROE). Of the total increase in earnings per share for 2000 of 23 cents, approximately 6.5 cents is attributable to the repurchase program.

     1999 Versus 1998 Summary. Before a transition adjustment to the allowance for loan losses, the Corporation earned $2.92 per share in 1999 as compared to $2.60 in 1998, an increase of 12%. Based on 1999 net income of $9,034,000 before the transition adjustment, the Corporation returned 1.63% on average total assets and 13.81% on average total equity as compared to returns of 1.62% and 13.49% in 1998. Total assets and deposits were $570,551,000 and $503,189,000, respectively, at December 31, 1999, representing increases over prior year-end balances of almost 5%. Despite a significantly increased level of activity under the Corporation's stock repurchase program, total capital before unrealized gains and losses on available-for-sale securities grew by $3,089,000 in 1999, or approximately 5%, and the

Corporation's capital ratios continued to substantially exceed the regulatory criteria for a well-capitalized bank. In addition, the Corporation's liquidity continued to be strong.

     The most important factor in the increase in earnings for 1999 before the transition adjustment was an increase in checking account balances. Average checking balances for 1999 were up approximately $15.7 million, or just over 10%. As in prior years, the Bank was able to use the growth of checking balances as a key strategy in increasing earnings per share. Also important to the earnings increase was growth in money market savings type balances and service charge income.

     When comparing year-end balances, the Bank's mortgage loan portfolio grew by 11.5% in 1999 as compared to 8.8% in 1998 and .7% in 1997. The 1999 growth is comprised of an increase in commercial mortgages of 7.6% and an increase in residential mortgages, including home equity loans and lines, of 15.9%. The increased growth rate for mortgage loans experienced in 1999 and 1998 was primarily attributable to increased solicitation efforts coupled with excellent conditions in the Long Island economy and relatively low mortgage rates which resulted in an increase in the desire of customers to refinance their existing residential mortgages. Commercial mortgages continued to be the Bank's most important loan product.

     The Bank's portfolios of tax-exempt securities and collateralized mortgage obligations ("CMOs") grew during 1999, while the U.S. Treasury portfolio declined. This occurred as a result of management's efforts to take advantage of the better returns afforded by municipal securities and CMOs relative to the Treasury sector. Savings and money market deposits were up 7.6% when comparing year-end 1999 to 1998 primarily because of growth in Select Savings and nonpersonal money market balances.

     1999 was a successful year from the standpoint of the Corporation's stock repurchase program in that the Corporation was able to repurchase almost 143,000 shares of common stock, representing approximately 5% of total shares outstanding at the beginning of the year. This compares to repurchases of approximately 34,000 and 53,000 shares in 1998 and 1997, respectively.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                    2000                            1999*                         1998*
                                    --------------------------------  ------------------------------   -----------------------------
                                     Average                Average    Average               Average    Average              Average
                                     Balance     Interest     Rate     Balance     Interest    Rate     Balance     Interest   Rate
                                    -----------  --------- ---------  ----------  ---------  -------   ---------    --------  ------
Assets:                                                                  (dollars in thousands)
Federal funds sold..................  $ 80,387    $ 5,044      6.27%   $ 69,860    $ 3,439     4.92%    $ 56,355    $ 2,953    5.24%
Investment securities:
  Taxable ..........................   204,272     12,725      6.23     192,824     11,646     6.04      194,380     12,039    6.19
  Nontaxable (1) ...................    96,141      6,832      7.11      84,040      5,705     6.79       69,334      4,706    6.79
Loans (1) (2) ......................   186,451     16,596      8.90     176,078     15,171     8.62      164,063     14,661    8.94
                                     ----------  ---------   -------  ---------   --------   ------     --------    -------  ------
Total interest-earning assets (1) ..   567,251     41,197      7.26     522,802     35,961     6.88      484,132     34,359    7.10
                                                 ---------   -------              ---------  ------                 -------  ------
Allowance for loan losses ..........    (1,961)                          (2,835)                          (3,643)
                                     ----------                       ----------                        --------
Net interest-earning assets.........   565,290                          519,967                          480,489
Cash and due from banks.............    22,026                           20,954                           17,429
Premises and equipment, net ........     6,695                            6,444                            5,424
Other assets .......................     6,315       .                    7,196                            5,640
                                     ----------                       ----------                        --------
                                      $600,326                        $ 554,561                         $508,982
                                     ==========                       ==========                        ========
Liabilities and
  Stockholders' Equity:
Savings and money
  market deposits ..................  $303,530     11,127      3.67   $ 280,124      7,984     2.85     $251,930      7,998    3.17
Time deposits ......................    41,105      1,979      4.81      37,617      1,529     4.06       40,219      1,869    4.65
                                     ----------  ---------   -------  ----------  ---------  ------     --------    -------  ------
Total interest-bearing deposits ....   344,635     13,106      3.80     317,741      9,513     2.99      292,149      9,867    3.38
                                     ----------  ---------   -------  ----------  ---------  ------     --------    -------  ------
Checking deposits (3) ..............   186,215                          168,791                          153,117
Other liabilities ..................     2,765                            2,623                            2,679
                                     ----------                       ----------                        --------
                                       533,615                          489,155                          447,945
Stockholders' equity ...............    66,711                           65,406                           61,037
                                     ----------                       ----------                        --------
                                      $600,326                        $ 554,561                         $508,982
                                     ==========                       ==========                        ========
Net interest income (1) ............             $ 28,091                          $26,448                          $24,492
                                                 =========                        =========                         =======
Net interest spread (1) ............                          3.46%                            3.89%                           3.72%
                                                           =========                         ======                          ======
Net interest yield (1)..............                           4.95%                           5.06%                           5.06%
                                                           =========                         ======                          ======

*Reclassified to conform to the current period's presentation

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Bank's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in each year presented, based on a federal income tax rate of 34%.
(2) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3)  Includes official check and treasury tax and loan balances.

     Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

                                                                  Year Ended December 31,
                                     ----------------------------------------------------------------------------------
                                                2000 versus 1999                          1999 versus 1998*
                                     Increase (decrease) due to changes in:    Increase (decrease) due to changes in:
                                     ---------------------------------------   ----------------------------------------
                                                          Rate/        Net                             Rate/      Net
                                      Volume      Rate   Volume (2)  Change       Volume     Rate    Volume (2)  Change
                                     --------- --------  ---------  ---------   ---------- -------- ----------  --------
                                                                      (in thousands)
Interest Income:
Federal funds sold..................    $ 518      $944    $ 143     $1,605        $ 708   $ (179)     $ (43)    $ 486
Investment securities:
  Taxable...........................      691       366       22      1,079          (96)    (299)         2      (393)
  Nontaxable (1)....................      821       267       39      1,127          998        1          -       999
Loans (1) ..........................      894       502       29      1,425        1,074     (525)       (39)      510
                                     --------- ---------  -------   --------   ---------- --------  ---------  --------
Total interest income ..............    2,924     2,079      233      5,236        2,684   (1,002)       (80)    1,602
                                     --------- ---------  -------   --------   ---------- --------  ---------  --------

Interest Expense:
Savings and money
  market deposits ..................      667     2,285      191      3,143          895     (818)       (91)      (14)
Time deposits ......................      142       282       26        450         (121)    (234)        15      (340)
                                     --------- ---------  -------   --------   ---------- --------  ---------  --------
Total interest expense .............      809     2,567      217      3,593          774   (1,052)       (76)     (354)
                                     --------- ---------  -------   --------   ---------- --------  ---------  --------
Increase (decrease) in net
  interest income ..................  $ 2,115     $(488)    $ 16     $1,643      $ 1,910     $ 50      $  (4)  $ 1,956
                                     ========= =========  =======   ========   ========== ========  =========  ========

* Reclassified to conform to the current period's presentation

(1)  Tax-equivalent basis.
(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

Net Interest Income - 2000 Versus 1999

     Net interest income on a tax-equivalent basis increased by $1,643,000, or 6.2%, from $26,448,000 in 1999 to $28,091,000 in 2000. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $2,115,000 and a negative rate variance of $488,000.

     The positive volume variance was largely caused by growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing 2000 to 1999, average checking deposits increased by $17,424,000, or 10.3%. Also making a significant contribution to the positive volume variance was growth in the overall balance of money market type products and the use of such funds to purchase investment securities, originate loans, and increase the Bank's overnight position in federal funds sold. When comparing 2000 to 1999, the average balance for money market type products increased by $25,340,000, or 10.7%.

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

     The Bank's calling program is a significant factor that favorably impacted the growth in average checking balances noted when comparing 2000 to 1999, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also attributable to the Bank's attention to customer service and favorable conditions in the local economy.

     During the latter half of 1999 and the first half of 2000, there was an escalation in short-term interest rates as evidenced by a 175 basis point increase in the federal funds target rate. In addition, despite rising interest rates, the yield on the Bank's mortgage loan portfolio was substantially unchanged. This occurred because the origination and repricing of mortgage loans during the period at current rates did not favorably impact the overall yield on the portfolio. These factors contributed to the reduction in the Bank's net interest spread and yield from 3.89% and 5.06%, respectively, in 1999 to 3.46% and 4.95%, respectively, in 2000.

     As more fully discussed in the Market Risk section of this Discussion and Analysis of Financial Condition and Results of Operations, an increase in interest rates should initially have a negative impact on the Bank's net interest income. However, if interest rates are sustained at the higher levels and the Bank can purchase securities and originate loans at yields higher than those maturing and reprice loans at higher yields, the eventual impact on net interest income should be positive. The reverse should be true of a decrease in interest rates.

Net Interest Income - 1999 Versus 1998

     Net interest income on a tax-equivalent basis increased by $1,956,000, or 8.0%, from $24,492,000 in 1998 to $26,448,000 in 1999. As can be seen from the preceding rate/volume analysis, the increase is primarily attributable to a positive volume variance of $1,910,000.

     The positive volume variance was largely caused by growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing 1999 to 1998, average checking deposits increased by $15,674,000, or 10.2%. Also contributing to the positive volume variance was growth in the overall balance of money market type products and stockholders' equity and the use of such funds to purchase securities, originate loans, and increase the Bank's overnight position in federal funds sold. When comparing 1999 to 1998, the average balance for money market type products increased by $28,971,000, or 13.9%, and average stockholders' equity increased by $4,369,000, or 7.2%.

     The Bank's calling program is a significant factor that favorably impacted the growth in average checking balances noted when comparing 1999 to 1998, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also attributable to new branch openings in 1998 and early 1999, the Bank's attention to customer service and excellent conditions in the local economy.

     Net interest spread and yield were 3.89% and 5.06%, respectively, for 1999 as compared to 3.72% and 5.06%, respectively, for 1998. It would appear that a principal cause for the increase in spread was that in January 1999 the Bank lowered the rates paid on its traditional savings and interest-bearing checking products to more closely align them with local market conditions.

     In 1999, nontaxable investment securities represented 16.1% of total average interest-earning assets, up from 14.3% in 1998 and 10.7% in 1997. The continued increase in nontaxable securities resulted from management's efforts to grow the longer-term, municipal securities portfolio in light of the favorable returns offered by municipals relative to U.S. Treasury securities.

Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income includes service charges on deposit accounts, Trust Department income, gains or losses on sales of available-for-sale securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income was $4,525,000, $4,966,000, and $4,596,000 in 2000, 1999, and 1998, respectively. The 9% decrease in noninterest income in 2000 is primarily attributable to $229,000 in losses realized on sales of available-for-sale securities and the loss of several accounts that incurred large maintenance/activity and overdraft check charges. The securities losses resulted from the execution of a loss program in which the Bank sold municipal securities with an amortized cost of approximately $7.7 million and then purchased higher-yielding replacement securities of the same type and slightly longer duration. The after-tax loss realized in 2000 will be more than offset by the impact of higher future yields. The increase in noninterest income for 1999 is largely comprised of increases in overdraft check and maintenance/activity charges.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense was
$17,567,000 and $16,321,000 in 2000 and 1999, respectively, representing increases over prior year amounts of $1,246,000, or 7.6%, and $852,000, or 5.5%. The increase for 2000 is primarily comprised of an increase in salaries of $450,000, or 5.9%, an increase in employee benefits expense of $533,000, or almost 20%, and an increase in occupancy and equipment expense of $222,000, or approximately 10%. The increase in salaries is largely attributable to normal annual salary increases and new branch openings. The Bank opened three commercial banking offices in the fourth quarter of 2000, two in Suffolk County, Long Island and its first office in Queens County, New York. The increase in employee benefits expense is primarily attributable to higher retirement plan expense caused by, among other things, growth in salaries of retirement plan participants, the negative impact of changing interest rates on required employer contributions, and an accrual for directors' retirement benefits. The increase in occupancy and equipment expense in 2000 is largely attributable to an increase in depreciation expense resulting from significant capital expenditures made in 1999 and 2000 and the new branch openings.

     The increase in noninterest expense for 1999 is primarily attributable to an increase in salaries of $404,000, an increase in occupancy and equipment expense of $233,000, and an increase in other operating expenses of $318,000. The increase in salaries is primarily attributable to normal annual salary increases and new branch openings. The Bank opened two commercial banking offices in Suffolk County, Long Island in the third quarter of 1998, and an additional commercial banking office in Nassau County, Long Island in January 1999. The increase in occupancy and equipment expense is primarily attributable to the new branch openings and significant equipment upgrades made principally in the Bank's branch system. The increase in other operating expenses, which includes computer service expense, is partially attributable to the new branch openings and equipment upgrades.

     Income tax expense as a percentage of book income was 26.9%, 31.0%, and 31.6% in 2000, 1999, and 1998, respectively. The decrease in the percentage for 2000 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities, the establishment and funding by the Bank of a subsidiary that qualifies as a real estate investment trust, and the funding by the Bank of its investment subsidiary. The decrease in the percentage for 1999 is mostly attributable to an increase in the amount of tax-exempt income on municipal securities.

Allowance and Provision For Loan Losses

     The allowance for loan losses was $1,943,000 at December 31, 2000 as compared to $2,033,000 at December 31, 1999, representing approximately 1.0% of total loans at each date. The change in the allowance during 2000 is due to a $75,000 credit provision for loan losses, chargeoffs of $56,000, and recoveries of $41,000.

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

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Mortgage loans represent approximately 81% of total loans outstanding at December 31, 2000. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets present more than the normal risk that the Bank will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at December 31, 2000 and 1999 are as follows:

                                                                               December 31,
                                                                    --------------------------------
                                                                       2000                1999
                                                                    ------------       -------------
                                                                          (dollars in thousands)
Nonaccruing loans.................................................           $ -                $ 28
Foreclosed real estate ...........................................             -                   -
                                                                    ------------       -------------
  Total nonperforming assets .....................................             -                  28
Troubled debt restructurings......................................             -                   -
Loans past due 90 days or more as to
  principal or interest payments and still accruing...............           173                   5
                                                                    ------------       -------------
  Total risk elements.............................................         $ 173                $ 33
                                                                    ============       =============

Nonaccruing loans as a percentage of total loans..................           .00%                .02%
                                                                    ============       =============
Nonperforming assets as a percentage of total loans
  and foreclosed real estate .....................................           .00%                .02%
                                                                    ============       =============
Risk elements as a percentage of total loans and
  foreclosed real estate .........................................           .09%                .02%
                                                                    ============       =============

 Capital

     The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 28.42%, 27.65% and 11.19%, respectively, at December 31, 2000 substantially exceed the requirements for a well-capitalized bank.

     During the 2000 year, total stockholders' equity increased by $6,633,000 from $64,233,000 at December 31, 1999 to $70,866,000 at December 31, 2000. The
increase in stockholders' equity is primarily attributable to the combined effect of net income of $9,318,000, repurchases of common stock amounting to $2,819,000, unrealized gains on available-for-sale securities of $1,986,000, and cash dividends declared of $2,094,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. The Board of Directors approved three stock repurchase plans in 2000, one for 35,000 shares in February, an additional plan for 35,000 shares in July, and the most recent plan for 50,000 shares in October. Total shares purchased in 2000 are 84,435, of which 24,476 were purchased under a plan approved in 1999. Currently there are 64,308 shares that can be purchased under the plans approved in 2000.

Cash Flows and Liquidity

     Cash Flows. During 2000, deposit growth provided cash of $47,283,000 and operating activities provided cash of $10,962,000. These amounts were the principal sources of funding the increase in cash and cash equivalents of $26,498,000, investing activities of $27,149,000, cash dividends paid of $2,002,000, and stock repurchases of $2,819,000.

     As reflected in the accompanying consolidated balance sheet, the $47,283,000 growth in deposits from year-end 1999 to year-end 2000 is comprised of an increase in checking deposits of $18,754,000, or 10.6%, and an increase in total interest-bearing deposits of $28,529,000, or 8.7%. The increase in interest-bearing deposits is primarily attributable to growth in money market balances.

      Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and, to the extent not pledged, investment securities designated as available-for-sale. At December 31, 2000, the Corporation had $87,800,000 in federal funds sales, a short-term securities portfolio of $31,418,000, and available-for-sale securities not subject to pledge agreements of $50,234,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings and money market accounts. Such accounts comprised 92.0% of total deposits at December 31, 2000, while time deposits of $100,000 and over and other time deposits comprised only 3.6% and 4.4%, respectively.

     The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not solicit brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

Market Risk

     The Bank invests in interest-earning assets which are funded by interest-bearing deposits, noninterest-bearing deposits, and capital. The Bank's results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (defined below) will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to maximize net interest income while at the same time maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

     Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, an increase in interest rates should initially have a negative impact on the Bank's net interest income. However, since approximately 39% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital, if rates are sustained at the higher levels and the Bank can purchase securities and originate loans at yields higher than those maturing and reprice loans at higher yields, the eventual impact on net interest income should be positive. The reverse should be true of a decrease in interest rates.

      The Bank monitors and controls interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional interest rate sensitivity gap analysis. Through use of the models, the Bank projects future net interest income and then estimates the effect on projected net interest income of various changes in interest rates and balance sheet growth rates. The Bank also uses the models to calculate the change in net portfolio value ("NPV") over a range of interest rate change scenarios. Net portfolio value is the present value of expected future cash flows from assets less the present value of expected cash flows from liabilities. Traditional gap analysis involves arranging the Bank's interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference, or interest-rate sensitivity gap, between the assets and liabilities which are estimated to reprice during each time period and cumulatively through the end of each time period.

     Both interest rate sensitivity modeling and gap analysis involve a variety of significant estimates and assumptions and are done at a specific point in time. Interest rate sensitivity modeling requires, among other things, estimates of: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will adjust because of projected changes in market interest rates; (2) future cash flows; and (3) discount rates.

     Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Like sensitivity modeling, gap analysis does not fully take into account the fact that the repricing of some assets and liabilities is discretionary and subject to competitive and other pressures.

     Changes in the estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the actual impact of general interest rate movements on the Bank's net interest income or net portfolio value.

     The following table is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation's NPV at December 31, 2000 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for 2001 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. The rate change information in the table shows estimates of NPV at December 31, 2000 and net interest income for 2001 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. Rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

      Based on the foregoing assumptions and as depicted in the table below, an immediate decrease in interest rates would have a positive effect on net interest income over a one-year time period. This is principally because the Bank's interest-bearing deposit accounts reprice faster than its loans and investment securities. However, over a longer period of time, and assuming that interest rates remain stable after the initial rate decrease and the Bank purchases securities and originates loans at yields lower than those maturing and reprices loans at lower yields, the impact should be negative. This occurs primarily because with the passage of time more loans and investment securities will reprice at the lower rates and there will be no offsetting reduction in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. The opposite should be true of an immediate increase in interest rates followed by rate stabilization.

                                         Net Portfolio Value (NPV)  Net Interest Income
                                           at December 31, 2000           for 2001
                                         -------------------------  -------------------
                                                       Percent                Percent
                                                       Change                 Change
                                                        From                    From
Rate Change Scenario                        Amount    Base Case     Amount   Base Case
---------------------------------------   ---------  -----------    ------   ---------
                                                    (dollars in thousands)
+ 200 basis point rate shock ..........    $50,535     (31.3)%     $23,334     (9.1)%
+ 100 basis point rate shock ..........     61,758     (16.1)       24,495     (4.5)
   Base case (no rate change) .........     73,568        --        25,656        --
- 100 basis point rate shock ..........     86,057      17.0        26,817      4.5
- 200 basis point rate shock ..........     99,223      34.9        27,680      7.9

     The following table summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2000 based upon significant estimates and assumptions that the Corporation believes to be reasonable.

                                                                                  Repricing Date
                                         -------------------------------------------------------------------------------------------
                                                        Over        Over                    Over
                                                       Three        Six                   One Year
                                           Three       Months      Months      Total      Through      Over       Non-
                                           Months     Through     Through      Within       Five       Five    interest-
                                          or Less    Six Months   One Year    One Year     Years      Years    Sensitive     Total
                                         ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
                                                                                 (in thousands)
Assets:
   Federal funds sold .................  $  87,800   $    --     $    --     $  87,800   $    --    $    --    $    --     $  87,800
   Investment securities ..............     37,364      15,222      22,958      75,544     144,241     89,158      1,098     310,041
   Loans ..............................     69,411      13,866      27,727     111,004      63,291     18,054     (1,383)    190,966
   Other assets .......................       --          --          --          --          --         --       37,185      37,185
                                         ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
                                           194,575      29,088      50,685     274,348     207,532    107,212     36,900     625,992
                                         ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
Liabilities and Stockholders' Equity:
   Checking deposits ..................       --          --          --          --          --         --      195,617     195,617
   Savings and money market deposits ..    240,361       5,816       9,082     255,259      22,080     33,342       --       310,681
   Time deposits ......................     28,056       8,937       4,808      41,801       2,364          9       --        44,174
   Other liabilities ..................       --          --          --          --          --         --        4,654       4,654
   Stockholders' equity ...............       --          --          --          --          --         --       70,866      70,866
                                         ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
                                           268,417      14,753      13,890     297,060      24,444     33,351    271,137     625,992
                                         ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
Interest-rate sensitivity gap .........  $ (73,842)  $  14,335   $  36,795   $ (22,712)  $ 183,088  $  73,861  $(234,237)  $    --
                                         =========   =========   =========   =========   =========  =========  =========   =========
Cumulative interest-rate
 sensitivity gap ......................  $ (73,842)  $ (59,507)  $ (22,712)  $ (22,712)  $ 160,376  $ 234,237  $    --     $    --
                                         =========   =========   =========   =========   =========  =========  =========   =========

Regulatory Matters

     Pending Legislation. Commercial checking deposits currently account for approximately 26% of the Bank's total deposits. Congress is currently considering legislation that would allow customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

     Examinations. The subsidiary Bank was examined by the Office of the Comptroller of the Currency in the fourth quarter of 1999. The examination was a regularly scheduled safety and soundness examination and also included a review of the Bank's compliance with the Community Reinvestment Act and consumer compliance laws and the Bank's Year 2000 preparedness. Management is not aware, nor has it been apprised, of any recommendations by regulatory authorities that involve a material effect on the Corporation's liquidity, capital resources, or operations.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting For Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as later amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not impact the Corporation's accounting and disclosures.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). This Statement replaces SFAS No. 125 "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Corporation is still assessing the impact, if any, of SFAS No. 140 on its accounting and disclosures.

Forward Looking Statements

     With respect to financial performance and business matters, Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of that term as set forth in Rule 175 of the Securities Act of 1933 and Rule 3b-6 of the Securities Act of 1934. Such statements are contained in sentences including the words "may" or "expect" or "could" or "should" or "would". The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

MANAGEMENT'S RESPONSIBILITY
FOR FINANCIAL REPORTING


     The management of The First of Long Island Corporation is responsible for the preparation of the consolidated financial statements, related financial data and other information in this annual report. The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the consolidated financial statements.

     In meeting its responsibility both for the reliability and integrity of these statements and information, management depends on its accounting systems and related internal control structures. These systems and controls have been designed to provide reasonable assurances that assets are safeguarded and that transactions are authorized and recorded in accordance with established procedures and that reliable records are maintained. As an integral part of the internal control structure, the Corporation maintains a staff of internal auditors who monitor compliance with and assess the effectiveness of the internal control structure and coordinate audit coverage with the independent auditors.

     The Corporation's Examining Committee of the Board of Directors, composed solely of outside directors, meets regularly with the Corporation's internal auditors, independent auditors and regulatory examiners to review matters relating to financial reporting, internal control structure and the nature, extent and results of the audit effort. The independent auditors, internal auditors and banking regulators have direct access to the Examining Committee with or without management present.

     The consolidated financial statements for each of the three years in the period ended December 31, 2000 have been audited by Arthur Andersen LLP, independent public accountants, who render an independent professional opinion on management's consolidated financial statements. Their appointment was approved by the Board of Directors. The examinations provide an objective assessment of the degree to which the Corporation's management meets its responsibility for financial reporting. Their opinion on the consolidated financial statements is based on auditing procedures which include reviewing internal control structures and performing selected tests of transactions and records as deemed appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the consolidated financial statements are fairly presented in all material respects.

CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                             ----------------------------------
                                                                                 2000                   1999*
                                                                             ------------           -----------
Assets:
   Cash and due from banks ...........................................       $ 23,872,000           $21,174,000
   Federal funds sold.................................................         87,800,000            64,000,000
                                                                             -------------          ------------
     Cash and cash equivalents .......................................        111,672,000            85,174,000
                                                                             -------------          ------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $229,045,000 and $187,258,000)..................        226,361,000           189,998,000
          Available-for-sale, at fair value (amortized cost
             of $82,582,000 and $103,125,000) ........................         83,680,000           100,865,000
                                                                             -------------          ------------
                                                                              310,041,000           290,863,000
                                                                             -------------          ------------
   Loans:
          Commercial and industrial...................................         30,514,000            30,296,000
          Secured by real estate .....................................        155,283,000           147,598,000
          Consumer....................................................          7,504,000             5,284,000
          Other ......................................................            560,000               549,000
                                                                             -------------          ------------
                                                                              193,861,000           183,727,000
          Unearned income.............................................           (952,000)             (953,000)
                                                                             -------------          ------------
                                                                              192,909,000           182,774,000
          Allowance for loan losses ..................................         (1,943,000)           (2,033,000)
                                                                             -------------          ------------
                                                                              190,966,000           180,741,000
                                                                             -------------          ------------

   Bank premises and equipment, net...................................          7,021,000             6,746,000
   Prepaid income taxes...............................................                  -               194,000
   Deferred income tax benefits  .....................................                  -             1,197,000
   Other assets.......................................................          6,292,000             5,636,000
                                                                             -------------          ------------
                                                                             $625,992,000          $570,551,000
                                                                             =============         =============
Liabilities:
   Deposits:
          Checking....................................................       $195,617,000           $176,863,000
          Savings and money market....................................        310,681,000            287,805,000
          Time, other ................................................         24,255,000             23,853,000
          Time, $100,000 and over ....................................         19,919,000             14,668,000
                                                                             -------------          ------------
                                                                              550,472,000            503,189,000
   Accrued expenses and other liabilities.............................          4,137,000              3,129,000
   Current income taxes payable.......................................             91,000                      -
   Deferred income taxes payable......................................            426,000                      -
                                                                             -------------          ------------
                                                                              555,126,000            506,318,000
                                                                             -------------          ------------
Commitments and Contingent Liabilities (Note G)

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 2,892,549 and 2,962,803 shares.........            289,000                296,000
   Surplus ...........................................................          1,188,000              2,258,000
   Retained earnings .................................................         68,737,000             63,013,000
                                                                             -------------          ------------
                                                                               70,214,000             65,567,000
   Accumulated other comprehensive income (loss), net of tax .........            652,000             (1,334,000)
                                                                             -------------          ------------
                                                                               70,866,000             64,233,000
                                                                             -------------          ------------
                                                                             $625,992,000           $570,551,000
                                                                             =============          ============

* Reclassified to conform to the current period's presentation

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Year Ended December 31,
                                                                     -------------------------------------------------
                                                                         2000               1999              1998
                                                                     ------------       ------------      ------------
Interest income:
    Loans...........................................................  $16,544,000       $ 15,113,000       $14,584,000
    Investment securities:
        Taxable.....................................................   12,725,000         11,646,000        12,039,000
        Nontaxable .................................................    4,509,000          3,765,000         3,106,000
    Federal funds sold..............................................    5,044,000          3,439,000         2,953,000
                                                                     -------------      -------------     -------------
                                                                       38,822,000         33,963,000        32,682,000
                                                                     -------------      -------------     -------------
Interest expense:
    Savings and money market deposits ..............................   11,127,000          7,984,000         7,998,000
    Time deposits...................................................    1,979,000          1,529,000         1,869,000
                                                                     -------------      -------------     -------------
                                                                       13,106,000          9,513,000         9,867,000
                                                                     -------------      -------------     -------------
        Net interest income ........................................   25,716,000         24,450,000        22,815,000
Provision for loan losses (credit) .................................      (75,000)                 -          (100,000)
                                                                     -------------      -------------     -------------
Net interest income after provision for loan losses (credit) .....     25,791,000         24,450,000        22,915,000
                                                                     -------------      -------------     -------------

Noninterest income:
    Trust Department income.........................................    1,131,000          1,153,000         1,116,000
    Service charges on deposit accounts.............................    2,972,000          3,258,000         2,986,000
    Net gains (losses) on sales of available-for-sale securities.        (229,000)                 -                 -
    Other  .........................................................      651,000            555,000           494,000
                                                                     -------------      -------------     -------------
                                                                        4,525,000          4,966,000         4,596,000
                                                                     -------------      -------------     -------------
Noninterest expense:
    Salaries .......................................................    8,136,000          7,686,000         7,282,000
    Employee benefits ..............................................    3,215,000          2,682,000         2,785,000
    Occupancy and equipment expense ................................    2,410,000          2,188,000         1,955,000
    Other operating expenses .......................................    3,806,000          3,765,000         3,447,000
                                                                     -------------      -------------     -------------
                                                                       17,567,000         16,321,000        15,469,000
                                                                     -------------      -------------     -------------
        Income before income taxes and transition
          adjustment to allowance for loan losses...................   12,749,000         13,095,000        12,042,000
Income tax expense..................................................    3,431,000          4,061,000         3,806,000
                                                                     -------------      -------------     -------------
        Net income before transition adjustment to
             allowance for loan losses..............................    9,318,000          9,034,000         8,236,000
Transition adjustment to allowance for loan
  losses, net of income taxes of $655,000   ........................            -            945,000                 -
                                                                     -------------      -------------     -------------
        Net Income..................................................   $9,318,000         $9,979,000        $8,236,000
                                                                     =============      =============     =============

Weighted average:
    Common shares...................................................    2,922,345          3,041,536         3,105,496
    Dilutive stock options .........................................       39,402             50,137            66,336
                                                                     -------------      -------------     -------------
                                                                        2,961,747          3,091,673         3,171,832
                                                                     =============      =============     =============
Earnings per share before transition
    adjustment to allowance for loan losses:
    Basic...........................................................        $3.19              $2.97             $2.65
                                                                     =============      =============     =============
    Diluted ........................................................        $3.15              $2.92             $2.60
                                                                     =============      =============     =============

Earnings per share:
    Basic...........................................................        $3.19              $3.28             $2.65
                                                                     =============      =============     =============
    Diluted ........................................................        $3.15              $3.23             $2.60
                                                                     =============      =============     =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                                                                       Accumulated
                                                                                                          Other
                                         Common Stock                         Compre-                    Compre-
                                   ------------------------                   hensive       Retained     hensive
                                      Shares       Amount       Surplus       Income        Earnings   Income (Loss)     Total
                                   ----------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, January 1, 1998 ........   3,113,061  $    311,000  $  5,471,000                $ 51,494,000  $    467,000  $ 57,743,000
Net Income ......................                                          $  8,236,000     8,236,000                   8,236,000
Repurchase and retirement
of common stock .................     (33,637)       (3,000)   (1,563,000)                                             (1,566,000)
Exercise of stock options .......      16,547         2,000       216,000                                                 218,000
Unrealized gains on available-
for-sale-securities, net of
tax of $553,000 .................                                               799,000                     799,000       799,000
                                                                          -------------
Comprehensive income ............                                          $  9,035,000
                                                                          =============
Cash in lieu of fractional shares
on 3-for-2 stock split ..........                                                             (14,000)                    (14,000)
Cash dividends declared -
$.57 per share ..................                                                          (1,767,000)                 (1,767,000)
Tax benefit of stock options ....                                  95,000                                                  95,000
                                   ----------  ------------  ------------                ------------  ------------  ------------
Balance, December 31, 1998 ......   3,095,971       310,000     4,219,000                  57,949,000     1,266,000    63,744,000
Net Income ......................                                          $  9,979,000     9,979,000                   9,979,000
Repurchase and retirement
of common stock .................    (142,797)      (15,000)   (5,101,000)                                             (5,116,000)
Exercise of stock options .......       9,629         1,000       136,000                                                 137,000
Unrealized losses on available-
for-sale-securities, net of
tax of $1,803,000 ...............                                            (2,600,000)                 (2,600,000)   (2,600,000)
                                                                           ------------
Comprehensive income ............                                          $  7,379,000
                                                                           ============
Cash dividends declared -
$.64 per share ..................                                                          (1,915,000)                 (1,915,000)
Tax benefit of stock options ....                                   4,000                                                   4,000
Transfer from retained
    earnings to surplus .........                               3,000,000                  (3,000,000)
                                   ----------  ------------  ------------                ------------  ------------   -----------
Balance, December 31, 1999 ......   2,962,803       296,000     2,258,000                  63,013,000    (1,334,000)   64,233,000
Net Income ......................                                          $  9,318,000     9,318,000                   9,318,000
Repurchase and retirement
of common stock .................     (84,435)       (8,000)   (2,811,000)                                             (2,819,000)
Exercise of stock options .......      14,181         1,000       222,000                                                 223,000
Unrealized gains on available-
for-sale-securities, net of
tax of $1,372,000 ...............                                             1,986,000                   1,986,000     1,986,000
                                                                           ------------
Comprehensive income ............                                          $ 11,304,000
                                                                           ============
Cash dividends declared -
$.72 per share ..................                                                          (2,094,000)                 (2,094,000)
Tax benefit of stock options ....                                  19,000                                                  19,000
Transfer from retained
    earnings to surplus .........                               1,500,000                  (1,500,000)
                                   ----------  ------------  ------------                ------------  ------------  ------------
Balance, December 31, 2000 ......   2,892,549  $    289,000  $  1,188,000                $ 68,737,000  $    652,000  $ 70,866,000
                                    =========  ============  ============                ============  ============  ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                               ---------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                    2000            1999            1998
                                                                               -------------   -------------   -------------
Cash Flows From Operating Activities:
  Net income ..............................................................     $ 9,318,000      $9,979,000      $8,236,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses (credit) ..................................         (75,000)              -        (100,000)
      Transition adjustment to allowance for loan losses, net of
        income taxes.......................................................               -        (945,000)              -
      Deferred income tax provision .......................................         252,000          67,000         114,000
      Depreciation and amortization .......................................         918,000         801,000         613,000
      Premium amortization (discount accretion) on investment
        securities, net....................................................        (243,000)        868,000         (46,000)
      Net losses on sales of available-for-sale securities.................         229,000               -               -
      Decrease (increase) in prepaid income taxes..........................         194,000         (37,000)         11,000
      Increase in other assets.............................................        (656,000)       (147,000)       (476,000)
      Increase (decrease) in accrued expenses and other liabilities........         915,000        (101,000)        239,000
      Increase in income taxes payable.....................................         110,000               -               -
                                                                               -------------   -------------   -------------
      Net cash provided by operating activities ...........................      10,962,000      10,485,000       8,591,000
                                                                               -------------   -------------   -------------

Cash Flows From Investing Activities:
  Proceeds from sales of available-for-sale securities.....................       7,423,000               -               -
  Proceeds from maturities and redemptions of investment securities:
    Held-to-maturity.......................................................     229,246,000      67,042,000      64,533,000
    Available-for-sale.....................................................      13,765,000       9,718,000       4,669,000
  Purchase of investment securities:
    Held-to-maturity.......................................................    (250,235,000)    (69,999,000)    (61,320,000)
    Available-for-sale.....................................................     (16,005,000)    (28,241,000)    (33,718,000)
Net increase in loans to customers ........................................     (10,150,000)    (12,074,000)    (15,816,000)
Purchases of bank premises and equipment ..................................      (1,193,000)     (1,235,000)     (1,888,000)
                                                                               -------------   -------------   -------------
      Net cash used in investing activities................................     (27,149,000)    (34,789,000)    (43,540,000)
                                                                               -------------   -------------   -------------

Cash Flows From Financing Activities:
  Net increase in total deposits ..........................................      47,283,000      23,958,000      56,472,000
  Proceeds from exercise of stock options  ................................         223,000         137,000         218,000
  Repurchase and retirement of common stock ...............................      (2,819,000)     (5,116,000)     (1,566,000)
  Cash dividends paid......................................................      (2,002,000)     (1,837,000)     (1,668,000)
  Cash in lieu of fractional shares on 3-for-2 stock split.................               -               -         (14,000)
                                                                               -------------   -------------   -------------
      Net cash provided by financing activities ...........................      42,685,000      17,142,000      53,442,000
                                                                               -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents.......................      26,498,000      (7,162,000)     18,493,000
Cash and cash equivalents, beginning of year ..............................      85,174,000      92,336,000      73,843,000
                                                                               -------------   -------------   -------------
Cash and cash equivalents, end of year.....................................    $111,672,000     $85,174,000     $92,336,000
                                                                               =============   =============   =============

Supplemental Schedule of Noncash:
Investing Activities
  Unrealized gains (losses) on available-for-sale securities ..............     $ 3,358,000    $ (4,403,000)     $1,351,000
  Transfer of available-for-sale securities to held-to-maturity category...      14,836,000               -               -
Financing Activities
  Tax benefit from exercise of employee stock options .....................          19,000           4,000          95,000
  Cash dividends payable ...................................... ...........       1,099,000       1,007,000         929,000

The  Corporation  made  interest  payments  of  $13,016,000,   $9,523,000,   and
$9,858,000 and income tax payments of $2,875,000,  $4,031,000, and $3,683,000 in
2000, 1999 and 1998, respectively.

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of The First of Long Island Corporation (the "Corporation") and its wholly-owned subsidiary, The First National Bank of Long Island (the "Bank"). The Corporation's financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Actual results could differ significantly from those estimates.

     The accounting and reporting policies of the Corporation reflect banking industry practice and conform to generally accepted accounting principles. The following is a summary of the significant accounting policies.

Investment Securities

     Current accounting standards require that investment securities be classified as held-to-maturity, trading, or available-for-sale. The trading category is not applicable to any securities in the Bank's portfolio because the Bank does not buy or hold debt or equity securities principally for the purpose of selling in the near term. Held-to-maturity securities are those debt securities which the Bank has the intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those debt and equity securities which are neither held-to-maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Loans and Allowance For Loan Losses

     Loans are reported at their outstanding principal balance less any chargeoffs, allowance for loan losses, and unearned income. Interest on loans is credited to income based on the principal amount outstanding. Unearned discounts are recognized as income over the terms of the loans by the interest method. Nonrefundable loan origination fees are deferred and amortized as yield adjustments over the lives of the related loans.

     The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest payments. In addition, any accrued but unpaid interest is reversed against current period income. The Bank considers nonaccruing loans to be impaired under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). The valuation allowance for nonaccrual and other impaired loans is reported within the overall allowance for loan losses.

     The allowance for loan losses is established through provisions for loan losses charged against income and reductions in the allowance are credited to income. Amounts deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

Bank Premises and Equipment

     Bank premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization expense are computed principally using the straight-line method over the estimated useful lives of the assets.

Checking Deposits

     Each of the Bank's commercial checking accounts has a related noninterest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the noninterest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as savings accounts for regulatory purposes, they are included in checking deposits in the accompanying consolidated balance sheets.

Income Taxes

     A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not considered.

Fair Values of Financial Instruments

     The following methods and assumptions are used by the Corporation in estimating fair values of financial instruments as disclosed herein.

     Cash and cash equivalents. The carrying amount of cash and cash equivalents is their fair value.

     Investment securities. For investment securities other than commercial paper, fair values are based on quoted market prices. All of the commercial paper in the Bank's investment portfolio as of December 31, 2000 and 1999 had a remaining maturity of less than thirty days. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into adjustable and fixed rate interest terms. For adjustable rate loans that are subject to immediate repricing, the carrying amount less the related allowance for loan losses is a reasonable estimate of fair value. For adjustable rate loans that are subject to repricing over time and fixed rate loans, fair value is calculated by discounting anticipated future repricing amounts or cash flows using discount rates equivalent to the rates at which the Bank would currently make loans which are similar with regard to collateral, maturity, and the type of borrower. The discounted value of the repricing amounts and cash flows is reduced by the related allowance for loan losses to arrive at an estimate of fair value.

     Deposit liabilities. The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market accounts, and savings accounts, is equal to their carrying amount at December 31 of each year. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.

     Accrued interest receivable and payable. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Off-balance-sheet    assets   and   liabilities.    The   fair   value   of
off-balance-sheet commitments to extend credit and letters of credit is estimated using fees currently charged to enter into similar agreements.

Stockholders' Equity

     Earnings Per Share. The Corporation adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" in the fourth quarter of 1997. The 1996 earnings per share information included in the Selected Financial Data has been restated to conform to the provisions of this Statement.

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding and exercisable stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Corporation, is computed by dividing net income by the weighted average number of common shares and dilutive stock options. Other than stock options and the Rights described in Note H, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

     Stock Split. On December 17, 1997, the Corporation declared a 3-for-2 stock split which was paid on February 2, 1998 by means of a 50% stock dividend. All 1996 share and per share amounts included in the Selected Financial Data have been adjusted to reflect the effect of the split.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase shares of its own common stock in market or private transactions. As of December 31, 2000, and in accordance with plans previously approved by its Board of Directors, the Corporation could purchase 64,308 shares of stock.

Comprehensive Income

     Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Corporation consists solely of unrealized holding gains or losses on available-for-sale securities.

Stock-Based Compensation

     The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25
"Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for stock appreciation rights are recorded annually based on the quoted market price of the Corporation's stock at the end of the period.

Trust and Investment Services Division

     Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying financial statements. Trust fees are recorded on the accrual basis.

Report of Independent Public Accountants

     The notes to consolidated financial statements include selected information as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 that is not covered by the Report of Independent Public Accountants. This information has been presented in order to comply with the Form 10-K reporting requirements.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting For Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as later amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not impact the Corporation's accounting and disclosures.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). This Statement replaces SFAS No. 125 "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Corporation is still assessing the impact, if any, of SFAS No. 140 on its accounting and disclosures.

NOTE B - INVESTMENT SECURITIES

     The following table sets forth the amortized cost and estimated fair values of the Bank's investment securities at December 31, 2000, 1999 and 1998.

                                                                                                 2000
                                                                --------------------------------------------------------------------
                                                                                     Gross               Gross
                                                                 Amortized         Unrealized          Unrealized            Fair
                                                                   Cost              Gains               Losses              Value
                                                                ---------          ---------           ----------          ---------
Held-to-Maturity Securities:                                                                (in thousands)
U.S. Treasury ........................................          $  56,172          $     645           $    --             $  56,817
U.S. government agencies .............................             20,862                228                (125)             20,965
Commercial paper .....................................             22,962               --                  --                22,962
Corporates ...........................................              2,961                 87                --                 3,048
State and municipals .................................             57,747              1,510                 (28)             59,229
Collateralized mortgage obligations ..................             65,657                640                (273)             66,024
                                                                ---------          ---------           ----------          ---------
                                                                $ 226,361          $   3,110           $    (426)          $ 229,045
                                                                =========          =========           ==========          =========
Available-for-Sale Securities:
U.S. Treasury ........................................          $  35,380          $     358           $    --             $  35,738
Corporates ...........................................              2,922                 48                --                 2,970
State and municipals .................................             44,153                722                 (30)             44,845
Equity ...............................................                127               --                  --                   127
                                                                ---------          ---------           ----------          ---------
                                                                $  82,582          $   1,128           $     (30)          $  83,680
                                                                =========          =========           ==========          =========

                                                                                                 1999
                                                                --------------------------------------------------------------------
                                                                                     Gross               Gross
                                                                 Amortized         Unrealized          Unrealized            Fair
                                                                   Cost              Gains               Losses              Value
                                                                ---------          ---------           ----------          ---------
Held-to-Maturity Securities:                                                                (in thousands)
U.S. Treasury ........................................          $  62,288          $      59           $    (353)          $  61,994
U.S. government agencies .............................             20,998                 52                (630)             20,420
Commercial paper .....................................             12,467               --                  --                12,467
State and municipals .................................             35,107                200                (167)             35,140
Collateralized mortgage obligations ..................             59,138                 17              (1,918)             57,237
                                                                ---------          ---------           ----------          ---------
                                                                $ 189,998          $     328           $  (3,068)          $ 187,258
                                                                =========          =========           ==========          =========
Available-for-Sale Securities:
U.S. Treasury ........................................          $  46,561          $      67           $    (352)          $  46,276
State and municipals .................................             56,437                 41              (2,016)             54,462
Equity ...............................................                127               --                  --                   127
                                                                ---------          ---------           ----------          ---------
                                                                $ 103,125          $     108           $  (2,368)          $ 100,865
                                                                =========          =========           ==========          =========

                                                                                                 1998
                                                                --------------------------------------------------------------------
                                                                                     Gross               Gross
                                                                 Amortized         Unrealized          Unrealized            Fair
                                                                   Cost              Gains               Losses              Value
                                                                ---------          ---------           ----------          ---------
Held-to-Maturity Securities:                                                                (in thousands)
U.S. Treasury ........................................          $  61,339          $   1,665           $    --             $  63,004
U.S. government agencies .............................             27,316                417                (210)             27,523
State and municipals .................................             43,751              1,355                 (26)             45,080
Collateralized mortgage obligations ..................             55,227                594                (176)             55,645
                                                                ---------          ---------           ----------          ---------
                                                                $ 187,633          $   4,031           $    (412)          $ 191,252
                                                                =========          =========           ==========          =========
Available-for-Sale Securities:
U.S. Treasury ........................................          $  47,287          $   1,328           $    --             $  48,615
State and municipals .................................             37,464                856                 (41)             38,279
Equity ...............................................                127               --                  --                   127
                                                                ---------          ---------           ----------          ---------
                                                                $  84,878          $   2,184           $     (41)          $  87,021
                                                                =========          =========           ==========          =========

      At December 31, 2000 and 1999, investment securities with a carrying value of $35,904,000 and $32,499,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

    Maturities and Average Yields. The following table sets forth the maturities and weighted average yields of the Bank's investment securities at December 31, 2000.

                                                                              Principal Maturing (1)
                                        --------------------------------------------------------------------------------------------
                                              Within               After One But           After Five But               After
                                             One Year            Within Five Years        Within Ten Years            Ten Years
                                        ------------------      ------------------      --------------------     -------------------
                                         Amount      Yield        Amount     Yield       Amount       Yield       Amount      Yield
                                        --------    ------      --------    ------      --------      ------     --------     ------
                                                                               (dollars in thousands)
Held-to-Maturity Securities:
  U.S. Treasury ....................... $ 21,022      6.11%     $ 35,150     6.09%      $      -         - %     $     -         - %
  U.S. government agencies.............       11      8.86         5,410     6.60          9,772       6.37         5,669      6.52
  Commercial paper.....................   22,962      6.52             -        -              -         -             -         -
  Corporates...........................        -         -         1,976     7.44              -         -            985      7.15
  State and municipals (2)  ...........    5,190      7.06        20,009     7.24         20,874       7.16        11,674      7.75
  Collateralized mortgage obligations .        -         -             -        -          7,470       6.50        58,187      6.58
                                        --------    ------      --------    ------      --------      ------     --------     ------
                                        $ 49,185      6.40%     $ 62,545     6.54%      $ 38,116       6.83%     $ 76,515      6.76%
                                        ========    ======      ========    ======      ========      ======     ========     ======

                                                                              Principal Maturing (1)
                                        --------------------------------------------------------------------------------------------
                                              Within               After One But           After Five But               After
                                             One Year            Within Five Years        Within Ten Years            Ten Years
                                        ------------------      ------------------      --------------------     -------------------
                                         Amount      Yield        Amount     Yield       Amount       Yield       Amount      Yield
                                        --------    ------      --------    ------      --------      ------     --------     ------
                                                                               (dollars in thousands)
Available-for-Sale Securities:
  U.S. Treasury ....................... $ 14,091      6.37%     $ 21,647     5.86%      $      -         - %      $     -         -%
  Corporates..........................        -         -          2,970     6.87              -         -              -         -
  State and municipals (2).............    1,012      7.32         6,737     7.10         29,022       6.81         8,074      7.25
                                        --------    ------      --------    ------      --------      ------     --------     ------
Total debt securities .................   15,103      6.43        31,354     6.22         29,022       6.81         8,074      7.25
  Equity ..............................        -         -             -        -             -          -            127      7.96
                                        --------    ------      --------    ------      --------      ------     --------     ------
                                        $ 15,103      6.43%     $ 31,354     6.22%      $ 29,022       6.81%      $ 8,201      7.26%
                                        ========    ======      ========    ======      ========      ======     ========     ======

(1) Maturities  shown are  stated  maturities,  except in the case of  municipal securities which are shown at the earlier of their stated maturity or pre-refunded dates. Securities backed by mortgages, which include the U.S. government agencies and collateralized mortgage obligations shown above, are expected to have substantial periodic repayments resulting in weighted average lives considerably shorter than their stated maturities and considerably shorter than would be surmised from the above table.
(2) Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

NOTE C - LOANS

     The following table sets forth major classifications of loans.

                                                                               December 31,
                                         ---------------------------------------------------------------------------------------
                                              2000               1999               1998              1997               1996
                                         ------------      -------------      -------------     --------------     -------------
                                                                                    (in thousands)

Commercial and industrial ..............    $ 30,514           $ 30,296           $ 28,748           $ 25,686          $ 23,345
Secured by real estate..................     155,283            147,598            132,357            121,620           120,782
Consumer ...............................       7,504              5,284              6,366              7,152             8,999
Other...................................         560                549              4,119              1,101               396
                                         ------------      -------------      -------------     --------------     -------------
                                             193,861            183,727            171,590            155,559           153,522
Unearned income ........................        (952)              (953)              (872)              (829)             (840)
                                         ------------      -------------      -------------     --------------     -------------
                                             192,909            182,774            170,718            154,730           152,682
Allowance for loan losses ..............      (1,943)            (2,033)            (3,651)            (3,579)           (3,600)
                                         ------------      -------------      -------------     --------------     -------------
                                           $ 190,966          $ 180,741          $ 167,067          $ 151,151         $ 149,082
                                         ============      =============      =============     ==============     =============

     Allowance For Loan Losses. In the second quarter of 1999, the Bank made a transition adjustment to reduce its allowance for loan losses by $1,600,000. The transition adjustment was made in response to guidance issued by staff members of the Financial Accounting Standards Board in April 1999 and further guidance issued by staff members of the Securities and Exchange Commission.

     The following table sets forth changes in the Bank's allowance for loan losses.

                                                                            Year ended December 31,
                                               ----------------------------------------------------------------------------------
                                                   2000             1999              1998              1997             1996
                                               -----------      ------------      -----------       -----------      ------------
                                                                            (dollars in thousands)
Balance, beginning of year ..................     $ 2,033           $ 3,651          $ 3,579           $ 3,600            $ 3,600
                                               -----------      ------------      -----------       -----------      ------------
Loans charged off:
  Commercial and industrial .................         (28)              (32)             (50)                -                 (2)
  Secured by real estate.....................           -                 -                -                 -                  -
  Consumer and other.........................         (28)              (28)             (49)              (59)               (33)
                                               -----------      ------------      -----------       -----------      ------------
                                                      (56)              (60)             (99)              (59)               (35)
                                               -----------      ------------      -----------       -----------      ------------
Recoveries of loans charged off:
  Commercial and industrial .................           -                 -                -                 -                  -
  Secured by real estate.....................          17                16              257               120                 21
  Consumer and other.........................          24                26               14                18                 14
                                               -----------      ------------      -----------       -----------      ------------
                                                       41                42              271               138                 35
                                               -----------      ------------      -----------       -----------      ------------
Net (chargeoffs) recoveries .................         (15)              (18)             172                79                  -
Provision for loan losses (credit)...........         (75)                -             (100)             (100)                 -
Transition adjusment.........................           -            (1,600)               -                 -                  -
                                               -----------      ------------      -----------       -----------      ------------
Balance, end of year.........................     $ 1,943           $ 2,033          $ 3,651           $ 3,579            $ 3,600
                                               ===========      ============      ===========       ===========      ============
Ratio of net (chargeoffs) recoveries to
  average loans outstanding..................        (.01)%            (.01)%            .10%              .05%                 -%
                                               ===========      ============      ===========       ===========      ============

     Allocation of Allowance For Loan Losses. The following table sets forth the allocation of the Bank's total allowance for loan losses by loan type.

                                                                              December 31,
                             -------------------------------------------------------------------------------------------------------
                                     2000                 1999                1998                 1997                 1996
                             -------------------  ------------------- -------------------- -------------------- --------------------
                                          % of                  % of                % of                 % of                 % of
                                         Loans                 Loans               Loans                Loans                 Loans
                                        To Total              To Total            To Total             To Total             To Total
                              Amount     Loans      Amount     Loans     Amount    Loans     Amount     Loans     Amount      Loans
                             ---------  --------  ---------  --------  ---------  -------- ---------   --------  --------   --------
                                                                        (dollars in thousands)
Commercial ..............      $  566      15.8%   $   397      16.5%    $   730     16.9%   $  564      16.6%   $   530       15.3%
Real-estate secured......       1,160      80.5      1,304      80.8       2,325     77.5     2,099      78.6      2,185       79.1
Consumer and other.......         129       3.7        137       2.7         249      5.6       211       4.8        174        5.6
                             ---------  --------  ---------  --------  ---------  -------- ---------   --------  --------   --------
Total allocated .........       1,855     100.0      1,838     100.0       3,304    100.0     2,874     100.0      2,889      100.0
Unallocated .............          88         -        195         -         347        -       705         -        711          -
                             ---------  --------  ---------  --------  ---------  -------- ---------   --------  --------   --------
                               $1,943     100.0%   $ 2,033     100.0%    $ 3,651    100.0%   $3,579     100.0%   $ 3,600      100.0%
                             =========  ========  =========  ========  =========  ======== =========   ========  ========   ========

     Selected Loan Maturity Information. The following table sets forth maturity and rate information for the Bank's commercial and industrial loans at December 31, 2000.

                                                                       Maturity
                                            ----------------------------------------------------------------
                                                              After One
                                              Within         But Within           After
                                             One Year        Five Years        Five Years          Total
                                            -----------      ------------      -----------       -----------
                                                                    (in thousands)
Commercial and industrial loans:
Fixed rate ................................    $ 6,834           $ 2,888          $   367           $10,089
Variable rate..............................      7,078             9,377            3,970            20,425
                                            -----------      ------------      -----------       -----------
                                              $ 13,912           $12,265          $ 4,337           $30,514
                                            ===========      ============      ===========       ===========

     Past Due,  Nonaccrual,  and  Restructured  Loans.  The following table sets
forth  selected  information  about  the  Bank's  past  due,   nonaccrual,   and
restructured loans.

                                                           2000        1999        1998       1997        1996
                                                         ---------   ---------   ---------  ---------   ---------
At December 31:                                                              (in thousands)
Loans past due 90 days or more as to principal or
interest payments and still accruing....................    $ 173         $ 5         $ -       $ 49        $ 31
Nonaccrual loans........................................        -          28          22        382         659
Restructured loans .....................................        -           -           -          6          19

Year Ended December 31:
Gross interest income that would have been
recorded during the year under original terms:
Nonaccrual loans .......................................        -           4           2         55          60
Restructured loans......................................        -           -           -          1           3

Gross interest income recorded during the year:
Nonaccrual loans .......................................        -           3           2         32          11
Restructured loans......................................        -           -           -          1           2

Commitments for additional funds .......................      150         None        None       None        None

     In addition to the past due and nonaccrual loans noted above, as of December 31, 2000 and 1999 the Corporation's portfolio of performing loans included $2,865,000 and $5,249,000, respectively, of loans considered to be impaired under SFAS No. 114. Of the Corporation's total impaired loans at December 31, 2000, $2,647,000 had a related allowance for loan losses of $419,000 and the balance had no related allowance for loan losses. The average recorded investment during 2000 in loans considered to be impaired as of December 31, 2000 was $3,210,000. Interest income recognized during 2000 on loans considered to be impaired as of December 31, 2000 and during the period in 2000 that such loans were impaired amounted to $287,000. Of the Corporation's total impaired loans at December 31, 1999, $4,379,000 had a related allowance for loan losses of $576,000 and the balance had no related allowance for loan losses. The average recorded investment during 1999 in loans considered to be impaired as of December 31, 1999 was $5,989,000. Interest income recognized during 1999 on loans considered to be impaired as of December 31, 1999 and during the period in 1999 that such loans were impaired amounted to $272,000. All interest income recorded by the Corporation during 2000 and 1999 on loans considered to be impaired was recognized using the accrual method of accounting.

     Certain directors, including their immediate families and companies in which they are principal owners, and executive officers were loan customers of the Bank during 2000 and 1999. Such loans are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate amount of these loans was approximately $2,082,000 and $1,388,000 at December 31, 2000 and 1999,
respectively. During 2000, $1,525,000 of new loans to such persons were made and repayments totaled $831,000. There were no loans to directors or executive officers which were nonaccruing at December 31, 2000 or 1999.

NOTE D - PREMISES AND EQUIPMENT

     Bank premises and equipment consist of the following:

                                                          December 31,
                                                 -------------------------------
                                                    2000               1999
                                                 -----------        ------------
                                                           (in thousands)

Land .........................................      $ 1,274             $ 1,274
Buildings.....................................        4,755               4,618
Leasehold improvements .......................        1,713               1,234
Furniture and equipment ......................       10,236               9,659
                                                 -----------        ------------
                                                     17,978              16,785
Accumulated depreciation and amortization ....      (10,957)            (10,039)
                                                 -----------        ------------
                                                    $ 7,021             $ 6,746
                                                 ===========        ============

     A building occupied by one of the Bank's branch offices is leased from a director of the Corporation and the Bank. The lease, which is dated 1992 and has a term of approximately ten years, currently provides for annual base rentals of $27,385, plus certain charges for real estate taxes and common area maintenance. The Bank may cancel this lease at any time by giving the director ninety days written notice. The Bank believes that the terms of this lease are comparable to those that could have been obtained from other persons.

NOTE E - DEPOSITS

     The  following  table  sets  forth  average   deposit   balances  by  major
classification.

                                                                  Year ended December 31,
                                    -------------------------------------------------------------------------------------
                                                 2000                        1999                         1998
                                    ---------------------------  ---------------------------  ---------------------------
                                       Average       Average        Average       Average        Average       Average
                                       Balance      Rate Paid       Balance      Rate Paid       Balance      Rate Paid
                                    --------------  -----------  --------------  -----------  --------------  -----------
                                                                (dollars in thousands)

Checking .........................       $186,215           -%        $168,791          -%        $153,117          -%
Savings and money market .........        303,530         3.67         280,124        2.85         251,930        3.17
Time deposits ....................         41,105         4.81          37,617        4.06          40,219        4.65
                                    --------------  -----------  --------------  -----------  --------------  -----------
                                         $530,850         2.47%       $486,532        1.95%       $445,266        2.21%
                                    ==============  ===========  ==============  ===========  ==============  ===========

     Time Deposits of $100,000 and Over. The following table sets forth the remaining maturities of the Bank's time deposits in amounts of $100,000 or more.

        Remaining Maturity                                          Amount
        -------------------------------------------------       -------------
                                                                (in thousands)

        3 months or less ................................          $ 16,253
        Over 3 through 6 months .........................             2,464
        Over 6 through 12 months ........................             1,069
        Over 12 months ..................................               133
                                                                -----------
                                                                   $ 19,919
                                                                ===========

NOTE F - INCOME TAXES

     The Corporation and its subsidiary file a consolidated federal income tax return. Income taxes charged to earnings in 2000, 1999, and 1998 had effective tax rates of 26.9%, 31.0%, and 31.6%, respectively. The following table sets forth a reconciliation of the statutory Federal income tax rate to the Corporation's effective tax rate.

                                                                               Year Ended December 31,
                                                                --------------------------------------------------
                                                                    2000                1999               1998
                                                                -----------         -----------        -----------
                                                                                  (in thousands)
Statutory federal income tax rate .............................    34.0%               34.0%              34.0%
State income taxes, net of federal income tax benefit .........     4.1                 6.0                5.8
Tax-exempt interest on securities and loans, net of
disallowed cost of funding ....................................   (11.1)               (9.3)              (8.4)
Other..........................................................     (.1)                 .3                 .2
                                                                -----------         -----------        -----------
                                                                   26.9%               31.0%              31.6%
                                                                ===========         ===========        ===========

     Provision For Income Taxes. The following table sets forth the components of the provision for income taxes.

                                                                               Year Ended December 31,
                                                                ----------------------------------------------------
                                                                    2000                1999               1998
                                                                -------------       -------------      -------------
                                                                                  (in thousands)
Currently payable:
   Federal  ...................................................    $ 2,506             $ 2,818            $ 2,663
   State ......................................................        673               1,176              1,029
                                                                -------------       -------------      -------------
                                                                     3,179               3,994              3,692
                                                                -------------       -------------      -------------
Deferred:
   Federal  ...................................................        141                  49                 85
   State ......................................................        111                  18                 29
                                                                -------------       -------------      -------------
                                                                       252                  67                114
                                                                -------------       -------------      -------------
                                                                   $ 3,431             $ 4,061            $ 3,806
                                                                =============       =============      =============

     In addition to the provision shown in the table above, in 1999 the Corporation provided deferred federal and state income taxes of $487,000 and $168,000, respectively, on the $1,600,000 transition adjustment to the allowance for loan losses.


     Net Deferred Tax Asset/Liability. The following table sets forth the components of the Bank's net deferred tax asset/liability.

                                                                                                December 31,
                                                                                       -----------------------------
                                                                                          2000                1999
                                                                                       ---------           ---------
Deferred tax assets:                                                                           (in thousands)
   Unrealized losses on available-for-sale securities ...........................        $    -              $  925
   Allowance for loan losses.....................................................           341                 383
   Supplemental executive retirement expense.....................................            83                  59
   Interest on nonaccruing loans.................................................             -                  20
   Postretirement benefits expense ..............................................            38                  35
   Accrued professional fees.....................................................            12                  12
                                                                                       ---------           ---------
                                                                                            474               1,434
Valuation allowance..............................................................             -                   -
                                                                                       ---------           ---------
                                                                                            474               1,434
                                                                                       ---------           ---------
Deferred tax liabilities:
   Pension expense...............................................................           226                 202
   Accretion on bonds............................................................             -                   3
   Depreciation  ................................................................           191                  32
   Accumulated earnings of Bank subsidiaries.....................................            38                   -
   Unrealized gains on available-for-sale securities.............................           445                   -
                                                                                       ---------           ---------
                                                                                            900                 237
                                                                                       ---------           ---------
Net deferred tax asset (liability) ..............................................        $ (426)            $ 1,197
                                                                                       =========           =========

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

     Financial Instruments With Off-Balance-Sheet Risk. The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit, standby letters of credit, and commercial letters of credit is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, financial instruments whose contract amounts represent credit risk are as follows:

                                                            2000          1999
                                                          -------       --------
                                                              (in thousands)

Commitments to extend credit ............................ $36,937       $33,064
Standby letters of credit ...............................     705         1,283
Commercial letters of credit ............................     312            13

     Commitments to extend credit are agreements to lend to a customer subject to the terms and conditions of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include security interests in business assets, mortgages on commercial and residential real estate, deposit accounts with the Bank or other financial institutions, and securities.

     Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through December 2001. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2000 varied from 0% to 100%, and averaged 42%.

     Commercial letters of credit are conditional commitments issued by the Bank to assure the payment by a customer to a supplier. All of the Bank's commercial letters of credit extend for less than one year. The credit risk involved in issuing commercial letters of credit is the same as that discussed in the preceding paragraph for standby letters of credit. The Bank generally obtains personal guarantees supporting these commitments.

     Concentrations of Credit Risk. Virtually all of the Bank's loans, personal and commercial, are to borrowers who are domiciled on Long Island. As a result, the income of many of the Bank's borrowers is dependent on the Long Island economy. In addition, virtually all of the Bank's real estate loans involve mortgages on Long Island properties. Thus, the Bank's loan portfolio is susceptible to the economy of Long Island.

     Lease Commitments. At December 31, 2000, minimum annual rental commitments under noncancelable operating leases are as follows:

     Year                                                     Amount
     ---------------------------------------------------  -------------
                                                          (in thousands)
     2001 ..............................................     $ 432
     2002 ..............................................       435
     2003 ..............................................       400
     2004 ..............................................       367
     2005 ..............................................       243
     Thereafter ........................................       275
                                                         ----------
                                                           $ 2,152
                                                         ==========

     In addition, the Bank has various renewal options on the above leases. Rent
expense  was  $384,000,   $352,000,  and  $286,000  in  2000,  1999,  and  1998,
respectively.

NOTE H - SHAREHOLDER PROTECTION RIGHTS PLAN

     On July 16, 1996, the Board of Directors of the Corporation (the "Board") adopted a Shareholder Protection Rights Plan and declared a dividend of one right ("Right") on each outstanding share of the Corporation's common stock (the "Common Stock"). The dividend was paid on July 31, 1996 to shareholders of record as of the same date.

     In the absence of an event of the type described below, the Rights will be evidenced by and trade with the Common Stock and will not be exercisable. However, the Rights will separate from the Common Stock and become exercisable following the earlier of (1) the tenth business day, or such later date as the Board may decide, after any person or persons (collectively referred to as "person") commences a tender offer that would result in such person holding a total of 20% or more of the outstanding Common Stock, or (2) ten business days after, or such earlier or later date as the Board may decide, the announcement by the Corporation that any person has acquired 20% or more of the outstanding Common Stock.

     When separated from the Common Stock, each Right will entitle the holder to purchase one share of Common Stock for $83 (the "Exercise Price"). However, in the event that the Corporation has announced that any person has acquired 20% or more of the outstanding Common Stock, the Rights owned by that person will be automatically void and each other Right will automatically become a right to buy, for the Exercise Price, that number of shares of Common Stock having a market value of twice the Exercise Price. Also, if any person acquires 20% or more of the outstanding Common Stock, the Board can require that, in lieu of exercise, each outstanding Right be exchanged for one share of Common Stock.

     The Rights may be redeemed by action of the Board at a price of $.01 per Right at any time prior to announcement by the Corporation that any person has acquired 20% or more of the outstanding Common Stock. The Exercise Price and the number of Rights outstanding are subject to adjustment to prevent dilution. The Rights expire ten years from the date of their issuance.

NOTE I - STOCK-BASED COMPENSATION

     The Corporation has two stock option and appreciation rights plans (the "Plans"). The 1996 Plan was approved by the Corporation's Board of Directors on January 16, 1996 and subsequently approved by its stockholders. In February 2001, and subject to stockholder approval, the Board of Directors unanimously approved an amendment of the 1996 Plan to allow for the granting of stock options to non-employee directors and limit the number of stock options and stock appreciation rights that can be granted to any one person in any one fiscal year to 25,000. Under the 1996 Plan, options to purchase up to 360,000 shares of common stock were made available for grant to key employees and, as amended, to non-employee directors of the Corporation and its subsidiaries through January 15, 2006. Each option granted under the 1996 Plan is granted at a price equal to the fair market value of one share of the Corporation's stock on the date of grant. Options granted on or before December 31, 2000 are exercisable in whole or in part commencing six months from the date of grant and ending ten years after the date of grant. The Corporation currently intends that options granted after December 31, 2000 will be exercisable in whole or in part commencing three years from the date of grant and ending ten years after the date of grant. The date on which options first become exercisable is subject to acceleration in the event of a change in control, retirement, death, disability, and certain other limited circumstances.

     Each option granted to an employee under the 1996 Plan may be granted with or without a stock appreciation right ("SAR") attached. The 1996 Plan also provides for the granting of stand-alone SARs to employees. Under the proposed amendment to the 1996 Plan, each option granted to a non-employee director would be granted without an attached SAR and non-employee directors would not be eligible for grants of stand-alone SARs. At December 31, 2000, options to purchase 59,916 shares of Common Stock were outstanding and exercisable with respect to the 1996 Plan. No stock appreciation rights have been granted under the 1996 Plan, either attached to options or on a stand-alone basis.

     The 1986 Plan was approved by the Corporation's Board of Directors on January 21, 1986 and subsequently approved by its stockholders. Under the 1986 Plan, as later amended, options to purchase up to 387,675 shares of common stock were available to be granted to key employees of the Corporation and its subsidiaries through January 21, 1996. The terms of the 1986 Plan are substantially the same as those of the 1996 Plan except that the 1986 Plan did not provide for the granting of stock options to non-employee directors and did not limit to 25,000 the number of stock options and stock appreciation rights that could be granted to any one person in any one fiscal year. At December 31, 2000, options to purchase 58,673 shares of Common Stock were outstanding and exercisable under the 1986 Plan and there were no outstanding stock appreciation rights.

     The Corporation has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Since each option is granted at a price equal to the fair market value of one share of the Corporation's stock on the date of grant, no compensation cost has been recognized.

     The following table compares reported net income and earnings per share to net income and earnings per share on a pro forma basis assuming that the Corporation accounted for stock-based compensation under SFAS No. 123 "Accounting For Stock Based Compensation."

                                                             2000               1999                1998
                                                            ------             ------              -------
                                                                (in thousands except per share data)
Net Income Before Transition Adjustment
  To Allowance For Loan Losses:
  As Reported ............................................  $9,318             $9,034              $8,236
  Pro Forma ..............................................   9,156              8,846               8,098

Net Income:
  As Reported ............................................  $9,318             $9,979              $8,236
  Pro Forma ..............................................   9,156              9,791               8,098

Earnings Per Share Before Transition Adjustment
  To Allowance For Loan Losses:
  As Reported:
    Basic.................................................  $ 3.19              $2.97               $2.65
    Diluted ..............................................    3.15               2.92                2.60

  Pro Forma:
    Basic.................................................  $ 3.13              $2.91               $2.61
    Diluted ..............................................    3.09               2.86                2.55

Earnings Per Share:
  As Reported:
    Basic.................................................  $ 3.19              $3.28               $2.65
    Diluted ..............................................    3.15               3.23                2.60

Pro Forma:
    Basic.................................................  $ 3.13              $3.22               $2.61
    Diluted ..............................................    3.09               3.17                2.55

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Future awards are anticipated under the 1996 Plan.

     Stock Option Activity. The following table sets forth stock option activity and the weighted average fair value of options granted.

                                                                                  Year Ended December 31,
                                                   ---------------------------------------------------------------------------------
                                                              2000                        1999                        1998
                                                   --------------------------  --------------------------  -------------------------
                                                                   Weighted                    Weighted                    Weighted
                                                                    Average                     Average                    Average
                                                                   Exercise                    Exercise                    Exercise
                                                     Shares          Price       Shares          Price       Shares         Price
                                                   -----------  -------------  ------------ -------------  ------------ ------------
Outstanding, beginning of year ...................    111,020    $   23.19         113,599   $   20.48         115,796   $  16.76
Granted ..........................................     23,100        30.09          15,100       41.56          14,650      42.03
Exercised ........................................    (14,181)       15.74          (9,629)      14.26         (16,497)     13.17
Forfeited.........................................     (1,350)       41.92          (8,050)      30.10            (350)     38.99
                                                   -----------  -------------  ------------ -------------  ------------ ------------
Outstanding, end of year..........................    118,589    $   25.21         111,020   $   23.19         113,599   $  20.48
                                                   ===========  =============  ============ =============  ============ ============
Exercisable, end of year .........................    118,589    $   25.21         111,020   $   23.19         113,399   $  20.44
                                                   ===========  =============  ============ =============  ============ ============

Weighted average fair value of options granted....     $ 7.00                      $ 12.43                      $ 9.42
                                                   ===========                 ============                ============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rates of 5.14%, 6.81%, and 4.77% for options granted in 2000, 1999, and 1998, respectively; volatility of 15.80%, 15.00%, and 13.40% for options granted in 2000, 1999, and 1998, respectively; expected dividend yield of 1.9% for options granted in 2000 and 1.5% for options granted in 1999 and 1998; and expected lives of 7 years for options granted in 2000, 1999 and 1998.

     Stock Options Outstanding. The following table sets forth information about outstanding and exercisable stock options at December 31, 2000.

                                                         Outstanding and Exercisable Stock Options
                                                         -----------------------------------------
                                                                             Weighted Average
                                                                        -------------------------
                                                                         Remaining
                                                                        Contractual     Exercise
                 Range of Exercise Prices                   Number      Life (yrs.)       Price
-------------------------------------------------------  -------------  ------------   ----------
$9.01 to $15.00 .......................................      14,426        1.66          $ 11.94
$15.01 to $25.00  .....................................      58,213        4.68            19.75
$25.01 to $45.00 ......................................      45,950        8.27            36.29
                                                         -------------  ------------   ----------
                                                            118,589        5.71          $ 25.21
                                                         =============  ============   ==========

NOTE J - RETIREMENT PLANS

     The Bank has a defined benefit pension plan (the "Pension Plan") covering eligible employees. The provisions of the Pension Plan are governed by the rules and regulations contained in the Prototype Plan of the New York State Bankers Retirement System (the "Retirement System") and the Retirement System Adoption Agreement executed by the Bank. For investment purposes, the Bank's contributions to the Pension Plan are pooled with the contributions of the other participants in the Retirement System. Assets of the Pension Plan are invested in various debt and equity securities.

     Employees are eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service. Pension benefits are generally based on varying percentages of average annual compensation during defined periods of creditable service. The Bank makes annual contributions to the Pension Plan in an amount sufficient to fund these benefits and participants contribute 2% of their compensation. The Bank's funding policy is consistent with the funding requirements of federal law and regulations. Employees become fully vested after four years of participation in the Pension Plan (no vesting occurs during the four-year period).

     Net Pension Cost. The following table sets forth the components of net periodic pension cost.

                                                             2000             1999             1998
                                                           --------        ---------        ---------
                                                                         (in thousands)
Service cost ..........................................     $ 397            $ 341            $ 319
Interest cost .........................................       428              364              345
Expected return on plan assets ........................      (540)            (509)            (522)
Net amortization and deferral .........................       (44)             (44)             (44)
                                                           --------        ---------        ---------
Net pension cost ......................................     $ 241            $ 152             $ 98
                                                           ========        =========        =========

     Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions as of the end of each plan year.

                                                             2000             1999            1998
                                                           ---------         -------        --------
Discount rate .........................................      6.75%            6.75%          6.00%
Rate of increase in compensation levels................      5.00%            5.00%          4.50%
Expected long-term rate of return on plan assets ......      7.00%            7.00%          7.50%

     Funded Status of The Plan. The following table sets forth the change in the benefit obligation and plan assets for each Plan year and, as of the end of each Plan year, the funded status of the Plan and prepaid benefit cost.

                                                                                 Year Ended September 30,
                                                                    --------------------------------------------------
                                                                       2000               1999               1998
                                                                    ------------       ------------      -------------
                                                                                      (in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year.................      $ 6,457            $ 6,180            $ 5,021
Service cost......................................................          519                473                415
Plan participants' contributions..................................         (122)              (132)               (96)
Expenses..........................................................          (63)               (60)               (76)
Interest cost.....................................................          428                364                345
Benefits paid.....................................................         (312)              (265)              (189)
Assumption changes and other......................................           62               (103)               760
                                                                    ------------       ------------      -------------
Projected benefit obligation at end of year.......................        6,969              6,457              6,180
                                                                    ------------       ------------      -------------

Change in plan assets
Fair value of plan assets at beginning of year....................        7,751              6,884              6,567
Actual return on plan assets......................................          796              1,057                298
Employer contribution.............................................          286                  3                188
Plan participants' contributions..................................          122                132                 96
Benefits paid.....................................................         (312)              (265)              (189)
Expenses..........................................................          (63)               (60)               (76)
                                                                    ------------       ------------      -------------
Fair value of plan assets at end of year..........................        8,580              7,751              6,884
                                                                    ------------       ------------      -------------

Funded status.....................................................        1,611              1,294                704
Unrecognized net actuarial loss (gain)............................         (784)              (468)               315
Unrecognized prior service cost...................................          (31)               (35)               (39)
Unrecognized transition asset.....................................         (127)              (167)              (208)
                                                                    ------------       ------------      -------------
Prepaid benefit cost..........................................          $   669            $   624            $   772
                                                                    ============       ============      =============

     The Bank has a combined profit sharing/401(k) plan (the "Profit Sharing Plan"). Employees are eligible to participate provided they are at least 21 years of age and have completed one year of service in which they worked 1,000 hours if full-time and 700 hours if part-time. Participants may elect to contribute, on a tax-deferred basis, up to 10% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make "Additional" contributions to each participant's account based on the amount of the participant's tax deferred contributions and make profit sharing contributions to each participant's account equal to a percentage of the participant's compensation, as defined. Participants are fully vested in their elective contributions and, after five years of participation in the Profit Sharing Plan, are fully vested (20% vesting per year) in the Additional and profit sharing contributions made by the Bank. Additional contributions were $113,000, $103,000, and $106,000 for 2000, 1999, and 1998, respectively, and profit sharing contributions were $446,000, $430,000, and $416,000, respectively.

     On August 3, 1995, the Bank adopted The First National Bank of Long Island Supplemental Executive Retirement Program ("SERP"). The SERP provides benefits to certain employees, designated by the Compensation Committee of the Board of Directors, whose benefits under the Pension Plan and Profit Sharing Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension and Profit Sharing Plans in the absence of such Internal Revenue Code limitations. The effective date of the SERP, which superseded the Bank's previous supplemental retirement benefit plan, was January 1, 1994. SERP expense was $190,000, $49,000 and $413,000 in 2000, 1999 and 1998, respectively.
The fluctuations in SERP expense during the three year period ended December 31, 2000 are primarily attributable to the impact of changing interest rates on required employer contributions.

NOTE K - OTHER OPERATING EXPENSES

     Expenses included in other operating expenses which exceed one percent of the aggregate of total interest income and noninterest income in 2000, 1999, and 1998 are as follows:

                                                      2000                1999                1998
                                                    --------            --------            --------
                                                                      (in thousands)
Computer services ..................................   $ 490               $ 487               $ 393
Insurance ..........................................     440                 407                 395
Marketing ..........................................     393                 397                 441


NOTE L - REGULATORY MATTERS

     Capital. The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Under current regulations, banks are classified as well capitalized, adequately capitalized or undercapitalized. The following table sets forth the Corporation's capital ratios at December 31, 2000 and 1999 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The capital ratios of the Corporation's subsidiary bank at December 31, 2000 and 1999 are not significantly different than those shown in the table below, both of which substantially exceed the requirements for a well-capitalized bank.

                                             Corporation's Capital Ratios
                                                    at December 31:
                                            --------------------------------      Well       Adequately
                                                2000              1999         Capitalized   Capitalized
                                            --------------    --------------   -----------   ------------
Total  Risk-Based Capital Ratio ............    28.42%            29.88%         10.00%         8.00%
Tier 1 Risk-Based Capital Ratio ............    27.65             28.98           6.00          4.00
Tier 1 Leverage Capital Ratio ..............    11.19             11.24           5.00          4.00

     Other Matters. The amount of dividends paid by the Bank to the Corporation is subject to restrictions under Federal Reserve Board Regulation H. Under Regulation H, the Bank is required to obtain regulatory approval for the payment of dividends during any one calendar year that exceed the Bank's net income for the calendar year plus the retained net income for the two preceding calendar years. At December 31, 2000, the Bank had retained net income for the current and two preceding calendar years of $13,153,000.

     Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances. The Bank's average reserve requirement for 2000 was approximately $4,673,000.

     Under national banking laws and related statutes, the Bank is limited as to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations. At December 31, 2000, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated $10,431,000.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates are made at a specific point in time and are based on existing on and off-balance-sheet financial instruments. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

     The following table sets forth the carrying/contract amounts and estimated fair values of the Corporation's financial instruments at December 31, 2000 and 1999.

                                                                        2000                                 1999
                                                          -------------------------------      ------------------------------
                                                           Carrying/                            Carrying/
                                                           Contract                             Contract
                                                            Amount           Fair Value          Amount          Fair Value
                                                          ------------      -------------      ------------      ------------
                                                                                      (in thousands)
Financial Assets:
Cash and due from banks....................................  $23,872            $23,872          $ 21,174          $ 21,174
Federal funds sold ........................................   87,800             87,800            64,000            64,000
Held-to-maturity securities ...............................  226,361            229,045           189,998           187,258
Available-for-sale securities .............................   83,680             83,680           100,865           100,865
Loans......................................................  190,966            191,067           180,741           179,417
Accrued interest receivable ...............................    4,450              4,450             4,183             4,183

Financial Liabilities:
Checking deposits..........................................  195,617            195,617           176,863           176,863
Savings and money market deposits ........................   310,681            310,681           287,805           287,805
Time deposits..............................................   44,174             44,257            38,521            38,471
Accrued interest payable...................................      275                275               185               185

Off-Balance-Sheet Liabilities:
Commitments to extend credit ..............................   36,937                  -            33,064                 -
Standby and commercial letters of credit...................    1,017                  7             1,296                13

NOTE N - PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for The First of Long Island Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

                                                                             December 31,
                                                                    -------------------------------
                                                                       2000               1999
                                                                    ------------      -------------
Assets:                                                                      (in thousands)
   Checking and money market accounts with subsidiary.............      $ 2,417            $ 2,493
   Investment in subsidiary bank, at equity.......................       69,536             62,742
   Other assets ..................................................           12                  5
                                                                    ------------      -------------
                                                                       $ 71,965            $65,240
                                                                    ============      =============
Liabilities:
   Cash dividends payable ........................................      $ 1,099            $ 1,007
                                                                    ------------      -------------

Stockholders' equity:
   Common stock...................................................          289                296
   Surplus .......................................................        1,188              2,258
   Retained earnings .............................................       68,737             63,013
                                                                    ------------      -------------
                                                                         70,214             65,567
   Accumulated other comprehensive income (loss), net of tax......          652             (1,334)
                                                                    ------------      -------------
                                                                         70,866             64,233
                                                                    ------------      -------------
                                                                       $ 71,965            $65,240
                                                                    ============      =============

CONDENSED STATEMENTS OF INCOME

                                                                            Year ended December 31,
                                                               ----------------------------------------------
                                                                  2000             1999              1998
                                                               -----------      ------------      -----------
Income:                                                                         (in thousands)
  Dividends from subsidiary bank .............................     $4,500            $6,850           $3,000
  Interest on deposits with subsidiary bank ..................         73                53               52
                                                               -----------      ------------      -----------
                                                                    4,573             6,903            3,052
                                                               -----------      ------------      -----------
Expenses:
  Other operating expenses ...................................         58                56               29
                                                               -----------      ------------      -----------

  Income before income taxes .................................      4,515             6,847            3,023
Income tax expense (credit) ..................................          6                (1)               -
                                                               -----------      ------------      -----------
  Income before undistributed earnings of
    subsidiary bank ..........................................      4,509             6,848            3,023
Equity in undistributed earnings .............................      4,809             3,131            5,213
                                                               -----------      ------------      -----------
  Net income..................................................    $ 9,318            $9,979           $8,236
                                                               ===========      ============      ===========


CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents*

                                                                         Year ended December 31,
                                                               ----------------------------------------------
                                                                  2000             1999              1998
                                                               -----------      ------------      -----------
                                                                               (in thousands)
Cash Flows From Operating Activities:
  Net income .................................................    $ 9,318            $9,979           $8,236
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Undistributed earnings of subsidiary bank ..............     (4,809)           (3,131)          (5,213)
      Decrease in other assets ...............................         13                86              261
                                                               -----------      ------------      -----------
  Net cash provided by operating activities ..................      4,522             6,934            3,284
                                                               -----------      ------------      -----------

Cash Flows From Financing Activities:
  Repurchase and retirement of common stock ..................     (2,819)           (5,116)          (1,566)
  Proceeds from exercise of stock options ....................        223               137              218
  Cash dividends paid.........................................     (2,002)           (1,837)          (1,668)
  Cash in lieu of fractional shares on 3-for-2 stock split....           -                 -             (14)
                                                               -----------      ------------      -----------
    Net cash used in financing activities ....................     (4,598)           (6,816)          (3,030)
                                                               -----------      ------------      -----------
Net increase (decrease) in cash and cash equivalents  ........        (76)              118              254
Cash and cash equivalents, beginning of year..................      2,493             2,375            2,121
                                                               -----------      ------------      -----------
Cash and cash equivalents, end of year .......................    $ 2,417            $2,493           $2,375
                                                               ===========      ============      ===========

Supplemental Schedule of Noncash Financing Activities:
  Tax benefit from exercise of employee stock options ........    $    19            $    4           $   95
  Cash dividends payable .....................................      1,099             1,007              929

* Cash and cash equivalents include the checking and money market accounts with the Corporation's wholly-owned bank subsidiary.

NOTE O - QUARTERLY FINANCIAL DATA (Unaudited)

                                                            First           Second         Third         Fourth
                                                           Quarter          Quart          Quarter       Quarter          Total
                                                           --------        --------       --------       --------       --------
                                                                          (in thousands, except per share data)

2000
Interest income ....................................       $  8,964        $  9,484       $ 10,065       $ 10,309       $ 38,822
Interest expense ...................................          2,830           3,157          3,510          3,609         13,106
Net interest income ................................          6,134           6,327          6,555          6,700         25,716
Provision for loan losses (credit) .................            (75)              -              -              -            (75)
Noninterest income .................................          1,110           1,104          1,247          1,064          4,525
Noninterest expense ................................          4,312           4,408          4,357          4,490         17,567
Income before income taxes .........................          3,007           3,023          3,445          3,274         12,749
Income taxes .......................................            834             815            908            874          3,431
Net income .........................................          2,173           2,208          2,537          2,400          9,318
Earnings per share:
  Basic ............................................            .74             .75            .87            .83           3.19
  Diluted ..........................................            .73             .74            .86            .82           3.15
Comprehensive income ...............................          2,155           2,543          3,059          3,547         11,304

1999
Interest income ....................................       $  8,178        $  8,251       $  8,646       $  8,888       $ 33,963
Interest expense ...................................          2,243           2,176          2,440          2,654          9,513
Net interest income ................................          5,935           6,075          6,206          6,234         24,450
Provision for loan losses (credit) .................              -               -              -              -              -
Noninterest income .................................          1,351           1,242          1,239          1,134          4,966
Noninterest expense ................................          4,165           4,095          4,086          3,975         16,321
Income before income taxes and transition
  adjustment to allowance for loan losses ..........          3,121           3,222          3,359          3,393         13,095
Income taxes .......................................            959           1,011          1,048          1,043          4,061
Net income before transition adjustment to
    allowance for loan losses ......................          2,162           2,211          2,311          2,350          9,034
Transition adjustment to allowance for loan
    losses, net of income taxes of $655,000 ........              -             945              -              -            945
Net income .........................................          2,162           3,156          2,311          2,350          9,979
Earnings per share before transition
   adjustment to allowance for loan losses:
  Basic ............................................            .70             .72            .76            .79           2.97
  Diluted ..........................................            .69             .71            .75            .77           2.92
Earnings per share:
  Basic ............................................            .70            1.03            .76            .79           3.28
  Diluted ..........................................            .69            1.02            .75            .77           3.23
Comprehensive income ...............................          1,526           1,845          2,185          1,823          7,379

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Stockholders and Board of Directors of The First of Long Island Corporation:

    We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The First of Long Island Corporation and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                                                  /s/ Arthur Andersen LLP

New York, New York
January 22, 2001

                                 OFFICIAL STAFF


FULL SERVICE OFFICES

Glen Head
10 Glen Head Road
Glen Head, NY  11545
(516) 671-4900

John J. Mulder, Jr.
Vice President and Branch Manager

Elaine Ballinger
Assistant Manager

Daphne Powell
Administrative Assistant

Greenvale
7 Glen Cove Road
Greenvale, NY  11548
(516) 621-8811

Concepcion L. Larrea
Vice President and Branch Manager

Patricia Ovalle-Wood
Assistant Manager

Huntington
253 New York Avenue
Huntington, NY  11743
(631) 427-4143

William Pyszczymuka
Vice President and Branch Manager

Jenny Malandruccolo
Assistant Vice President

Marie McManus
Assistant Cashier

Margaret Hanrahan
Administrative Assistant

Locust Valley
108 Forest Avenue
Locust Valley, NY  11560
(516) 671-2299

John T. Noonan
Vice President and Branch Manager

Mary Lou Martin
Assistant Vice President

Northport
711 Fort Salonga Road
Northport, NY  11768
(631) 261-4000

Henry C. Suhr
Vice President and Branch Manager

David Lippa
Assistant Vice President

Janet Kittle
Administrative Assistant

Old Brookville
209 Glen Head Road
Old Brookville, NY  11545
(516) 759-9002

Frank Plesche
Vice President and Branch Manager

Carolyn McIntyre
Assistant Vice President

Rockville Centre
310 Merrick Road
Rockville Centre, NY  11570
(516) 763-5533

Raffaella Marciari
Vice President and Branch Manager

Kathryn M. Guglielmo
Assistant Manager

Theresa Crawford
Administrative Assistant

Roslyn Heights
130 Mineola Avenue
Roslyn Heights, NY  11577
(516) 621-1900

Archie J. Arrington
Vice President and Branch Manager

Carole Ann Snayd
Assistant Vice President

Andrea DePol
Administrative Assistant

Lucile Pelliccione
Administrative Assistant

Woodbury
800 Woodbury Road
Woodbury, NY 11797
(516) 364-3434

George P. Knott
Vice President and Branch Manager

June Pipito
Assistant Vice President

COMMERCIAL BANKING OFFICES

Allen Boulevard
22 Allen Boulevard
Farmingdale, NY  11735
(631) 753-8888

Frank Pelliccione
Assistant Vice President and Branch Manager

Bohemia
30 Orville Drive
Bohemia, NY  11716
(631) 218-2500

Robert F. Covino
Vice President and Branch Manager

Cross Island Plaza
One Cross Island Plaza
Rosedale, NY  11422
(718) 341-4000

Lucy Ortiz
Assistant Vice President and Branch Manager

Deer Park
60 E. Industry Court
Deer Park, NY  11729
(631) 243-2600

Lynn Walker
Assistant Vice President and Branch Manager

Garden City
1050 Franklin Avenue
Garden City, NY  11530
(516) 742-6262

Philip R. Thompson
Assistant Vice President and Branch Manager

Great Neck
536 Northern Boulevard
Great Neck, NY  11021
(516) 482-6666

Lester J. Bach
Vice President and Branch Manager

Hauppauge
330 Motor Parkway
Hauppauge, NY  11788
(631) 952-2900

Mark A. Ryan
Assistant Vice President and Branch Manager

Hicksville
106 Old Country Road
Hicksville, NY  11801
(516) 932-7150

Joyce C. Graber
Assistant Vice President and Branch Manager

Arlyne H. Kramer
Assistant Cashier

Lake Success
3000 Marcus Avenue
Lake Success, NY  11042
(516) 775-3133

Lee Nunez
Assistant Vice President and Branch Manager

Patricia Scrudato
Administrative Assistant

Mineola
194 First Street
Mineola, NY  11501
(516) 742-1144

Herta Tscherne
Assistant Vice President and Branch Manager

Rosemary Kerrane
Assistant Manager

New Highway
2091 New Highway
Farmingdale, NY  11735
(631) 454-2022

Barbara Cavalier
Assistant Vice President and Branch Manager

New Hyde Park
200 Jericho Turnpike
New Hyde Park, NY  11040
(516) 328-3100

Linda A. Cutter
Assistant Vice President and Branch Manager

Kathleen Martin
Administrative Assistant

Valley Stream
133 E. Merrick Road
Valley Stream, NY 11580
(516) 825-0202

Peter J. Arebalo
Assistant Vice President and Branch Manager

Trust and Investment Services
800 Woodbury Road
Woodbury, NY  11797
(516) 364-3436

Brian J. Keeney
Senior Vice President

Robert M. Heyssel, Jr.
Vice President

Sharon E. Pazienza
Vice President

Joanne Buckley
Assistant Vice President

Quyen T. Pham
Operations Manager

Dawn LoBraico
Administrative Assistant

Administration
J. William Johnson
Chairman and Chief Executive Officer

Arthur J. Lupinacci, Jr.
Executive Vice President

Lorraine Fogarty
Executive Assistant

Constance Miller
Executive Assistant

Auditing
Kitty W. Craig
Vice President

Margaret M. DeBonis
Assistant Vice President

Cathy Balsiero
Administrative Assistant

Branch Administration
James Clavell
Vice President

Monica Baker
Assistant Vice President

Albert M. Nordt, Jr.
Assistant Vice President

Ronald Pimental
Assistant Vice President

Leonora Mintz
Assistant Manager

Susan Sciacca
Assistant Manager

Commercial Banking
Donald L. Manfredonia
Executive Vice President

Joseph G. Perri
Executive Vice President

Albert Arena
Vice President

Paul J. Daley
Vice President

Stephen Durso
Vice President

James P. Johnis
Vice President

Henry A. Kramer
Vice President

Edward V. Mirabella
Vice President

William W. Riley
Vice President

Michael J. Spolarich
Vice President

Margaret M. Curran
Assistant Vice President

Jason Kohl
Assistant Vice President

Gretchen B. Nesky
Assistant Vice President

Maureen Cannarsa
Administrative Assistant

Diane Mucci
Executive Assistant

Compliance and Procedures
Barbara D. Hefner
Assistant Vice President

Data Center
Peter J. Hoey
Vice President

Jose Diaz
Assistant Vice President

Christina Alexander
Administrative Assistant

Conrad A. Lissade
Administrative Assistant

Lori A. Ruggiero
Administrative Assistant

Deposit Operations
Carmela Lalonde
Assistant Manager

Donna Long
Assistant Manager

Finance
Mark D. Curtis
Senior Vice President

Aldo Columbano
Vice President

Wayne B. Drake
Vice President

Matthew J. Mankowski
Assistant Vice President

Catherine Irvin
Assistant Manager

Cheryl Romanski
Assistant Manager

Diane Pascucci
Administrative Assistant

General Services
Frederick G. Ruff
Assistant Vice President

Alexandria Spearman
Administrative Assistant

Human Resources
Donna M. Kelly
Vice President

Susan J. Hempton
Assistant Vice President

Loan Center
Robert Jacobs
Assistant Vice President

John F. Darcy
Senior Mortgage Consultant

Frederick T. Hughes
Mortgage Originator

Ann J. Cristodero
Assistant Manager

Eveline Ratte
Assistant Manager

Anna S. Fleming
Administrative Assistant

Ronnie Gajkowski
Administrative Assistant

Barbara Johnson
Administrative Assistant

Patricia Lacorazza
Administrative Assistant

Marketing
Catherine M. Poturny
Assistant Vice President

Anne Urtnowski
Assistant Manager

Operations Administration
Richard Kick
Senior Vice President

Betsy Gustafson
Vice President

Counsel
Schupbach, Williams & Pavone LLP

Independent Auditors
Arthur Andersen LLP

FORM 10-K REPORT
A copy of the Corporation's annual report on Form 10-K for 2000, filed with the Securities and Exchange Commission, may be obtained without charge upon written request to Mark D. Curtis, Senior Vice President and Treasurer, The First of Long Island Corporation, 10 Glen Head Road, PO Box 67, Glen Head, New York 11545-0067.

Executive Office
The First of Long Island Corporation
10 Glen Head Road
Glen Head, New York 11545
(516) 671-4900
www.firstofli.com

Transfer Agent and Registrar
Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016-3572
(800) 368-5948
www.rtco.com

Annual Meeting Notice

     The Annual Meeting of Stockholders will be held at the Old Brookville office of The First National Bank of Long Island, 209 Glen Head Road, Glen Head, New York 11545 on Tuesday, April 17, 2001 at 3:30 P.M.

                           BUSINESS DEVELOPMENT BOARD

David Black, CPA

Robert Bogardt, CPA
Senior Partner
Bogardt & Company, LLP

Christopher S. Byczek, Esq.
Counsel
Cronin & Byczek, LLP

Emil V. Cianciulli, Esq.
Partner
Cianciulli & Meng, P.C.

Thomas   N. Dufek
Chief Financial Officer
The Tyree Organization

William  L. Edwards
Real Estate Investor

C. J. Erickson, Esq.
Hodgson Russ LLP

Bernard Esquenet
Chief Executive Officer
The Ruhof Corp.

Leonard Gleicher
Partner
Goldberg Bros. Realtors

Kenneth R. Going
President
GOING SIGN CO. Inc.

Herbert  Haber, CPA
Certified Public Accountant

Kevin J. Harding, Esq.
Partner
Harding and Harding

Alan B. Katcher
Chief Executive Officer
Terry Alan Adv. Co., Inc.

Kevin T. Kelly
Executive Administrator
Ophthalmic Consultants of Long Island

Herbert Kotler, Esq.
Attorney

Kenneth R. Latham
Chairman of the Board
Latham Bros. Lumber Co., Inc.

Zachary Levy, Esq.
Attorney

James J. Lynch, Esq.
Attorney

Susan Hirschfeld Mohr
President
J. W. Hirschfeld Agency, Inc.

Richard  E. Nussbaum, CPA
Managing Partner
Nussbaum Yates & Wolpow, P.C.

Douglas  Pierce
President
Pierce Country Day School & Camp Inc.

Quentin Sammis
President
Coldwell Banker Sammis

Arthur C. Schupbach, Esq.
Partner
Schupbach, Williams & Pavone LLP

Lawrence F. Steiner
President
Universal Unlimited, Inc.

H. Craig Treiber
Chairman/CEO
The Treiber Insurance Group

Arthur Ventura
President
Badge Agency

Mark Wurzel
President
Calico Cottage, Inc.

[LOGO] The First of Long Island
The First of Long Island Corporation

                      EXHIBIT 21 - SUBSIDIARY OF REGISTRANT

                            SUBSIDIARY OF REGISTRANT

                     THE FIRST NATIONAL BANK OF LONG ISLAND
                                10 GLEN HEAD ROAD
                               GLEN HEAD, NY 11545

             EXHIBIT 23 - CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

                          [ARTHUR ANDERSEN LETTERHEAD]

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report dated January 22, 2001, incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement No. 33-44393.

                                                   /s/ ARTHUR ANDERSEN LLP

March 21, 2001