Form 10-Q
period 2001-03-31
FIRST OF LONG ISLAND CORP
filed 2001-05-08
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________  to_______________________


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                              OUTSTANDING AT APRIL 23, 2001
Common stock, par value                                     2,873,726
   $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                 MARCH 31, 2001
                                      INDEX


PART I.   FINANCIAL INFORMATION                                     PAGE NO.

ITEM 1.   CONSOLIDATED BALANCE SHEETS
          MARCH 31, 2001 AND DECEMBER 31, 2000                         1

          CONSOLIDATED STATEMENTS OF INCOME
          THREE MONTHS ENDED MARCH 31, 2001 AND 2000                   2

          CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' EQUITY
          THREE MONTHS ENDED MARCH 31, 2001 AND 2000                   3

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED MARCH 31, 2001 AND 2000                   4

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS              6-13

PART II.  OTHER INFORMATION                                           14


SIGNATURES                                                            15

CONSOLIDATED BALANCE SHEETS

                                                                     March 31,      December 31,
                                                                       2001             2000
                                                                  -------------    -------------
Assets:
   Cash and due from banks ...................................    $  21,720,000    $  23,872,000
   Federal funds sold ........................................       84,500,000       87,800,000
                                                                  -------------    -------------
     Cash and cash equivalents ...............................      106,220,000      111,672,000
                                                                  -------------    -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $235,081,000 and $229,045,000) .........      230,305,000      226,361,000
          Available-for-sale, at fair value (amortized cost
             of $91,009,000 and $82,582,000) .................       93,121,000       83,680,000
                                                                  -------------    -------------
                                                                    323,426,000      310,041,000
                                                                  -------------    -------------
   Loans:
          Commercial and industrial ..........................       34,055,000       30,514,000
          Secured by real estate .............................      154,936,000      155,283,000
          Consumer ...........................................        8,020,000        7,504,000
          Other ..............................................          846,000          560,000
                                                                  -------------    -------------
                                                                    197,857,000      193,861,000
          Unearned income ....................................         (928,000)        (952,000)
                                                                  -------------    -------------
                                                                    196,929,000      192,909,000
          Allowance for loan losses ..........................       (1,944,000)      (1,943,000)
                                                                  -------------    -------------
                                                                    194,985,000      190,966,000
                                                                  -------------    -------------

   Bank premises and equipment, net ..........................        7,022,000        7,021,000
   Other assets ..............................................        6,386,000        6,292,000
                                                                  -------------    -------------
                                                                  $ 638,039,000    $ 625,992,000
                                                                  =============    =============
Liabilities:
   Deposits:
          Checking ...........................................    $ 190,184,000    $ 195,617,000
          Savings and money market ...........................      327,312,000      310,681,000
          Time, less than $100,000 ...........................       24,300,000       24,255,000
          Time, $100,000 and over ............................       19,696,000       19,919,000
                                                                  -------------    -------------
                                                                    561,492,000      550,472,000
   Accrued expenses and other liabilities ....................        1,941,000        4,137,000
   Current income taxes payable ..............................          785,000           91,000
   Deferred income taxes payable .............................          821,000          426,000
                                                                  -------------    -------------
                                                                    565,039,000      555,126,000
                                                                  -------------    -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
 Common stock, par value $.10 per share:
   Authorized, 20,000,000 shares;
     Issued and outstanding, 2,873,726 and 2,892,549 shares ..          287,000          289,000
   Surplus ...................................................          386,000        1,188,000
   Retained earnings .........................................       71,072,000       68,737,000
                                                                  -------------    -------------
                                                                     71,745,000       70,214,000
   Accumulated other comprehensive income, net of tax ........        1,255,000          652,000
                                                                  -------------    -------------
                                                                     73,000,000       70,866,000
                                                                  -------------    -------------
                                                                  $ 638,039,000    $ 625,992,000
                                                                  =============    =============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

                                                              Three months ended March 31,
                                                              ---------------------------
                                                                   2001          2000
                                                               -----------   -----------
Interest income:
    Loans ..................................................   $ 4,283,000   $ 3,911,000
    Investment securities:
        Taxable ............................................     3,058,000     3,087,000
        Nontaxable .........................................     1,244,000     1,056,000
    Federal funds sold .....................................     1,296,000       910,000
                                                               -----------   -----------
                                                                 9,881,000     8,964,000
                                                               -----------   -----------
Interest expense:
    Savings and money market deposits ......................     2,601,000     2,383,000
    Time deposits ..........................................       526,000       447,000
                                                               -----------   -----------
                                                                 3,127,000     2,830,000
                                                               -----------   -----------
        Net interest income ................................     6,754,000     6,134,000
Provision for loan losses (credit) .........................            --       (75,000)
                                                               -----------   -----------
Net interest income after provision for loan losses (credit)     6,754,000     6,209,000
                                                               -----------   -----------

Noninterest income:
    Trust Department income ................................       316,000       294,000
    Service charges on deposit accounts ....................       853,000       697,000
    Other ..................................................       111,000       119,000
                                                               -----------   -----------
                                                                 1,280,000     1,110,000
                                                               -----------   -----------
Noninterest expense:
    Salaries ...............................................     2,199,000     1,968,000
    Employee benefits ......................................       906,000       780,000
    Occupancy and equipment expense ........................       748,000       642,000
    Other operating expenses ...............................     1,042,000       922,000
                                                               -----------   -----------
                                                                 4,895,000     4,312,000
                                                               -----------   -----------
        Income before income taxes .........................     3,139,000     3,007,000
Income tax expense .........................................       804,000       834,000
                                                               -----------   -----------
        Net Income .........................................   $ 2,335,000   $ 2,173,000
                                                               ===========   ===========

Weighted average:
    Common shares ..........................................     2,888,359     2,951,440
    Dilutive stock options .................................        42,597        37,038
                                                               -----------   -----------
                                                                 2,930,956     2,988,478
                                                               ===========   ===========
Earnings per share:
    Basic ..................................................   $       .81   $       .74
                                                               ===========   ===========
    Diluted ................................................   $       .80   $       .73
                                                               ===========   ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   -------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31, 2001
                                   -------------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                         Common Stock                        Compre-                        Compre-
                                   -------------------------                 hensive        Retained        hensive
                                      Shares        Amount      Surplus       Income        Earnings      Income (Loss)    Total
                                   -----------    ---------   -----------   -----------   ------------   -------------- ------------
Balance, January 1, 2001 .......     2,892,549    $ 289,000   $ 1,188,000                 $ 68,737,000    $  652,000    $70,866,000
Net Income .....................                                            $ 2,335,000      2,335,000                    2,335,000
Repurchase and retirement
of common stock ................       (22,500)      (2,000)     (872,000)                                                 (874,000)
Exercise of stock options ......         3,677           --        70,000                                                    70,000
Unrealized gains on available-
for-sale-securities, net of
income taxes ...................                                                603,000                      603,000        603,000
                                                                            -----------
Comprehensive income ...........                                            $ 2,938,000
                                   -----------    ---------   -----------   ===========   ------------    ----------    ------------
Balance, March 31, 2001 ........     2,873,726    $ 287,000   $   386,000                 $ 71,072,000    $1,255,000    $73,000,000
                                   ===========    =========   ===========                 ============    ==========    ============


                                   -------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31, 2000
                                   -------------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                         Common Stock                        Compre-                        Compre-
                                   -------------------------                 hensive       Retained         hensive
                                     Shares        Amount      Surplus        Income       Earnings       Income (Loss)    Total
                                   -----------   ----------  ------------  ------------   ------------   ------------- -------------
Balance, January 1, 2000 .......     2,962,803    $ 296,000   $ 2,258,000                 $ 63,013,000   $(1,334,000)   $64,233,000
Net Income .....................                                            $ 2,173,000      2,173,000                    2,173,000
Repurchase and retirement
of common stock ................       (23,214)      (2,000)     (711,000)                                                 (713,000)
Exercise of stock options ......           488                      5,000                                                     5,000
Unrealized losses on available-
for-sale-securities, net of
income taxes ...................                                                (18,000)                     (18,000)       (18,000)
                                                                            -----------
Comprehensive income ...........                                            $ 2,155,000
                                   -----------   ----------  ------------   ===========   ------------   -----------   -------------
Balance, March 31, 2000 ........     2,940,077    $ 294,000   $ 1,552,000                 $ 65,186,000   $(1,352,000)   $65,680,000
                                   ===========   ==========  ============                 ============   ===========   =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three months ended March 31,
                                                                          ------------------------------
Increase (Decrease) in Cash and Cash Equivalents                               2001             2000
                                                                          -------------    -------------
Cash Flows From Operating Activities:
 Net income ............................................................  $   2,335,000    $   2,173,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses (credit) ..................................             --          (75,000)
   Deferred income tax provision (credit) ..............................        (17,000)          34,000
   Depreciation and amortization .......................................        309,000          272,000
   Premium amortization (discount accretion) on investment securities, net     (127,000)         169,000
   Decrease in prepaid income taxes.....................................             --          194,000
   Increase in other assets ............................................        (94,000)        (294,000)
   Decrease in accrued expenses and other liabilities ..................     (1,097,000)        (661,000)
   Increase in income taxes payable ....................................        694,000          298,000
                                                                          -------------    -------------
Net cash provided by operating activities ..............................      2,003,000        2,110,000
                                                                          -------------    -------------

Cash Flows From Investing Activities:
 Proceeds from maturities and redemptions of investment securities:
   Held-to-maturity ....................................................     72,145,000       43,402,000
   Available-for-sale ..................................................      2,345,000        6,000,000
 Purchase of investment securities:
   Held-to-maturity ....................................................    (75,893,000)     (45,017,000)
   Available-for-sale ..................................................    (10,840,000)      (3,856,000)
 Net decrease (increase) in loans to customers .........................     (4,019,000)       1,222,000
 Purchases of bank premises and equipment ..............................       (310,000)        (238,000)
                                                                          -------------    -------------
    Net cash provided by (used in) investing activities ................    (16,572,000)       1,513,000
                                                                          -------------    -------------

Cash Flows From Financing Activities:
 Net increase in total deposits ........................................     11,020,000       10,700,000
 Proceeds from exercise of stock options ...............................         70,000            5,000
 Repurchase and retirement of common stock .............................       (874,000)        (713,000)
 Cash dividends paid ...................................................     (1,099,000)      (1,007,000)
                                                                          -------------    -------------
    Net cash provided by financing activities ..........................      9,117,000        8,985,000
                                                                          -------------    -------------
Net increase (decrease) in cash and cash equivalents ...................     (5,452,000)      12,608,000
Cash and cash equivalents, beginning of year ...........................    111,672,000       85,174,000
                                                                          -------------    -------------

Cash and cash equivalents, end of period ...............................  $ 106,220,000    $  97,782,000
                                                                          =============    =============


Supplemental Schedule of Noncash:
Investing Activities
  Unrealized gains (losses) on available-for-sale securities ...........  $   1,015,000    $     (15,000)


The Corporation made interest payments of $3,145,000 and $2,806,000 and income tax payments of $126,000 and $308,000 in 2001 and 2000, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                 MARCH 31, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended March 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2000 consolidated balance sheet was derived from the Company's December 31, 2000 audited consolidated financial statements.

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

Overview

     The Corporation earned $.80 per share for the first quarter of 2001 as compared to $.73 for the same quarter last year, an increase of approximately 10%. Based on net income of $2,335,000, the Corporation returned 1.51% on average total assets and 13.22% on average total equity. This compares to returns on assets and equity of 1.53% and 13.58%, respectively, for the same quarter last year. Total assets grew by approximately 10% and total deposits grew by approximately 9% when comparing balances at March 31, 2001 to those at March 31, 2000. In addition, during this same time period and despite continued purchases under the Corporation's stock repurchase program, total capital before unrealized gains and losses on available-for-sale securities grew by approximately 7%. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

     The growth in earnings for the first quarter of 2001 when compared to the same quarter last year was primarily attributable to increases in average checking balances, average money market balances, and service charge income as well as an improvement in net interest margin. The positive impact of these factors was partially offset by an increase in noninterest expense, some of which is attributable to new branch offices opened during the latter part of 2000 and the early part of 2001.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                          Three Months Ended March 31,
                                    -----------------------------------------------------------------------
                                                    2001                                  2000
                                    --------------------------------        -------------------------------
                                      Average                Average         Average                Average
                                      Balance     Interest    Rate           Balance     Interest    Rate
                                    ---------    ---------  --------        ---------   ---------  --------
                                                             (dollars in thousands)
Assets
Federal funds sold ..............   $  93,981    $   1,296    5.59 %        $  65,863   $     910    5.56 %
Investment Securities:
  Taxable .......................     197,240        3,058    6.29            202,511       3,087    6.13
  Nontaxable (1) ................     107,064        1,885    7.04             89,923       1,600    7.12
Loans (1)(2) ....................     194,558        4,294    8.95            182,030       3,922    8.67
                                    ---------    ---------  ------          ---------   ---------  ------
Total interest-earning assets ...     592,843       10,533    7.19            540,327       9,519    7.08
                                                 ---------  ------                      ---------  ------
Allowance for loan losses .......      (1,945)                                 (2,028)
                                    ---------                               ---------
Net interest-earning assets .....     590,898                                 538,299
Cash and due from banks .........      22,918                                  20,484
Premises and equipment, net .....       7,025                                   6,771
Other assets ....................       5,697                                   6,681
                                    ---------                               ---------
                                    $ 626,538                               $ 572,235
                                    =========                               =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits   $ 318,763        2,601    3.31          $ 288,661       2,383    3.32
Time deposits ...................      43,837          526    4.87             41,136         447    4.37
                                    ---------    ---------  ------          ---------   ---------  ------
Total interest-bearing deposits .     362,600        3,127    3.50            329,797       2,830    3.45
                                    ---------    ---------  ------          ---------   ---------  ------
Checking deposits (3) ...........     188,581                                 175,640
Other liabilities ...............       3,713                                   2,437
                                    ---------                               ---------
                                      554,894                                 507,874
Stockholders' equity ............      71,644                                  64,361
                                    ---------                               ---------
                                    $ 626,538                               $ 572,235
                                    =========                               =========

Net interest income (1) .........                $   7,406                              $  6,689
                                                 =========                              ========
Net interest spread (1) .........                             3.69 %                                 3.63 %
                                                            ========                               ========
Net interest yield (1) ..........                             5.07 %                                 4.98 %
                                                            ========                               ========

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in each period presented, based on a Federal income tax rate of 34%.

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

                                            Three Months Ended March 31,
                                   --------------------------------------------
                                                  2001 Versus 2000
                                       Increase (decrease) due to changes in:
                                   --------------------------------------------
                                                             Rate/        Net
                                     Volume       Rate     Volume (2)   Change
                                   ---------    -------    ----------   -------
                                                   (in thousands)
Interest Income:
Federal funds sold .............    $   385     $     6     $    (5)    $   386
Investment securities:
  Taxable ......................        (80)         78         (27)        (29)
  Nontaxable (1) ...............        305         (17)         (3)        285
Loans (1) ......................        268         128         (24)        372
                                    -------     -------     -------     -------
Total interest income ..........        878         195         (59)      1,014
                                    -------     -------     -------     -------

Interest Expense:
Savings and money
  market deposits ..............        246          (8)        (20)        218
Time deposits ..................         29          50          --          79
                                    -------     -------     -------     -------
Total interest expense .........        275          42         (20)        297
                                    -------     -------     -------     -------
Increase (decrease) in net
  interest income ..............    $   603     $   153     $   (39)    $   717
                                    =======     =======     =======     =======

(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $717,000, or 10.7%, from $6,689,000 for the first quarter of 2000 to $7,406,000 for the same quarter this year. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $603,000 and a positive rate variance of $153,000.

     The positive volume variance was largely caused by growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first quarter of 2001 to the same quarter last year, average checking deposits increased by $12,941,000, or approximately 7.4%.

      Also making a significant contribution to the positive volume variance was growth in money market type deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first quarter of 2001 to the same quarter last year, average savings and money market deposits increased by $30,102,000, or 10.4%.

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

     The Bank's new business program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first quarter of 2001 to the same quarter last year, and competitive pricing is a
significant   contributing   factor  with
respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and local economic conditions.

     The Bank's net interest spread and yield increased from 3.63% and 4.98%, respectively, for the first quarter of 2000 to 3.69% and 5.07%, respectively, for the current quarter. It would appear that the principal cause of these increases was an improvement in yield on the Bank's mortgage loan portfolio.

Allowance and Provision For Loan Losses

     The allowance for loan losses was virtually unchanged during the quarter, amounting to $1,944,000 at March 31, 2001 as compared to $1,943,000 at December 31, 2000 and representing approximately 1% of total loans at each date. During the first quarter of 2001, the Bank recorded loan chargeoffs and recoveries of $5,000 and $6,000, respectively.

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

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 78% of total loans outstanding at March 31, 2001. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at March 31, 2001 and December 31, 2000 are as follows:

                                                           March 31,  December 31,
                                                             2001         2000
                                                          ----------  ------------
                                                          (dollars in thousands)
Nonaccruing loans .......................................  $   101      $    --
Foreclosed real estate ..................................       --           --
                                                           -------      -------
  Total nonperforming assets ............................      101           --
Troubled debt restructurings ............................       --           --
Loans past due 90 days or more as to
  principal or interest payments and still accruing .....      226          173
                                                           -------      -------
  Total risk elements ...................................  $   327      $   173
                                                           =======      =======

Nonaccruing loans as a percentage of total loans ........      .05%         .00%
                                                           =======      =======
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ............................      .05%         .00%
                                                           =======      =======
Risk elements as a percentage of total loans and
  foreclosed real estate ................................      .17%         .09%
                                                           =======      =======

Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Service charge income increased by $156,000, or 22.4%, from $697,000 for the first quarter of 2000 to $853,000 for the current quarter. The increase, which is largely comprised of increases in overdraft check charges and maintenance/activity charges, is largely attributable to revisions made to the Bank's service charge schedule in the third quarter of 2000.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $583,000, or 13.5%, from $4,312,000 for the first quarter of 2000 to $4,895,000 for the current quarter. The increase is comprised of an increase in salaries of $231,000, or 11.7%, an increase in employee benefits expense of $126,000, or 16.2%, an increase in occupancy and equipment expense of $106,000, or 16.5%, and an increase in other operating expenses of $120,000, or 13.0%.

     The increase in salaries is attributable to normal annual salary adjustments, filling of staff vacancies, and additions to staff resulting from, among other things, the opening of three new branch offices in the latter part of 2000 and one new branch office in the early part of 2001. The increase in employee benefits expense is largely attributable to the increased number of employees and revisions made to the Bank's incentive compensation program. The new branch openings and increases in depreciation expense, maintenance costs, and computer processing costs are the larger items that account for the increases in occupancy and equipment expense and other operating expenses.

     Income tax expense as a percentage of book income was 25.6% for the first quarter of 2001 as compared to 27.7% for the same quarter last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 2001 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities and increased funding by the Bank of its REIT (real estate investment trust) and investment subsidiaries.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well-capitalized bank. The following table sets forth the Corporation's capital ratios at March 31, 2001 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at March 31, 2001 substantially exceed the requirements for a well-capitalized bank.

                                                              Regulatory Standards
                                          Corporation's    ---------------------------
                                        Capital Ratios at      Well         Adequately
                                         March 31, 2001    Capitalized     Capitalized
                                        -----------------  -----------     -----------
Total  Risk-Based Capital Ratio .             27.23%          10.00%          8.00%
Tier 1 Risk-Based Capital Ratio .             26.51            6.00           4.00
Tier 1 Leverage Capital Ratio ...             11.44            5.00           4.00

     Total stockholders' equity increased by $2,134,000, or from $70,866,000 at December 31, 2000 to $73,000,000 at March 31, 2001. The increase in stockholders' equity is primarily attributable to the combined effect of net income of $2,335,000, unrealized gains on available-for-sale securities of $603,000, and stock repurchases amounting to $874,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Under plans previously approved by the Board of Directors, the Corporation purchased 22,500 shares thus far in 2001 and can purchase 41,808 shares in the future.

     The stock repurchase program has been used by management to enhance earnings per share and return on average stockholders' equity (ROE). When comparing the first quarter of 2001 to the same quarter last year, earnings per share are up 7 cents. Of the 7 cent increase, approximately 1.3 cents is attributable to shares repurchased in 2000 and thus far this year. On a full-year basis, these repurchases should add approximately 6.5 cents to earnings per share.

Cash Flows and Liquidity

     Cash Flows. During the first quarter of 2001, cash and cash equivalents decreased by $5,452,000. This occurred primarily because the $16,572,000 of cash used in investing activities exceeded the $11,020,000 of cash provided by deposit growth plus the $2,003,000 of cash provided by operations.

     The deposit growth of $11,020,000 is attributable to growth in money market type balances. Checking balances decreased by $5,433,000 when comparing March 31, 2001 to December 31, 2000. A first quarter decrease in checking balances is typical for the Bank. The $2,196,000 decrease in accrued expenses and other liabilities during this same time period is primarily attributable to payments made during the first quarter of 2001 of previously accrued dividends, profit sharing, incentive compensation, and insurance premiums.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At March 31, 2001, the Corporation had $84,500,000 in federal funds sales, a short-term securities portfolio of $34,793,000, and available-for-sale securities of $93,121,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 92.2% of total deposits at March 31, 2001, while time deposits of $100,000 and over and other time deposits comprised only 3.5% and 4.3%, respectively.

     The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

Market Risk

     The Bank invests in interest-earning assets which are funded by interest-bearing deposits, noninterest-bearing deposits, and capital. The Bank's results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to maximize net interest income while at the same time maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

     During the first quarter of 2001 there was a significant decrease in short-term interest rates as evidenced by a 150 basis point reduction in the federal funds target rate. In addition, rates on intermediate term securities and loans also decreased but by lesser amounts. Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, a decrease in interest rates should initially have a positive impact on the Bank's net interest income. However, since approximately 39% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital, if rates are sustained at the lower levels and the Bank purchases securities and originates loans at yields lower than those maturing and reprices loans at lower yields, the eventual impact on net interest income should be negative. The reverse should be true of an increase in interest rates.

      It is believed that the Corporation's exposure to interest rate risk has not changed materially since December 31, 2000.

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

PART II. OTHER INFORMATION

ITEM 1. NONE

ITEM 2. NONE

ITEM 3. NONE

ITEM 4. NONE

ITEM 5. STOCK REPURCHASE PROGRAM

     Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Under plans previously approved by the Board of Directors, the Corporation purchased 22,500 shares thus far in 2001 and can purchase 41,808 shares in the future.

ITEM 6. (a)  Exhibits - None
        (b)  Reports on Form 8-K - None

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 THE FIRST OF LONG ISLAND CORPORATION
                                 -------------------------------------------
                                 (Registrant)


DATE: May 8, 2001                By /s/ J. WILLIAM JOHNSON
                                 -------------------------------------------
                                  J. WILLIAM JOHNSON, PRESIDENT
                                 (principal executive officer)


                                 By /s/ MARK D. CURTIS
                                 -------------------------------------------
                                 MARK D. CURTIS
                                 SENIOR VICE PRESIDENT AND TREASURER
                                 (principal financial and accounting officer)