Form 10-Q
period 2001-06-30
FIRST OF LONG ISLAND CORP
filed 2001-08-10
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ___________________to____________________________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING AT JULY 27, 2001
-----                                               ----------------------------
Common stock, par value                                      2,845,149
    $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                  JUNE 30, 2001
                                      INDEX


PART I.      FINANCIAL INFORMATION                                      PAGE NO.
-------      ---------------------                                      --------

ITEM 1.      CONSOLIDATED BALANCE SHEETS
             JUNE 30, 2001 AND DECEMBER 31, 2000                            1

             CONSOLIDATED STATEMENTS OF INCOME
             SIX AND THREE MONTHS ENDED
             JUNE 30, 2001 AND 2000                                         2

             CONSOLIDATED STATEMENTS OF CHANGES IN
             STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED JUNE 30, 2001 AND 2000                        3

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2001 AND 2000                        4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  6-13

PART II.     OTHER INFORMATION                                             14

SIGNATURES                                                                 15

CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,               December 31,
                                                                                               2001                     2000
                                                                                          -------------            -------------
Assets:
   Cash and due from banks .......................................................        $  28,242,000            $  23,872,000
   Federal funds sold ............................................................          108,800,000               87,800,000
                                                                                          -------------            -------------
     Cash and cash equivalents ...................................................          137,042,000              111,672,000
                                                                                          -------------            -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $224,917,000 and $229,045,000) .............................          220,548,000              226,361,000
          Available-for-sale, at fair value (amortized cost
             of $94,737,000 and $82,582,000) .....................................           96,525,000               83,680,000
                                                                                          -------------            -------------
                                                                                            317,073,000              310,041,000
                                                                                          -------------            -------------
   Loans:
          Commercial and industrial ..............................................           36,931,000               30,514,000
          Secured by real estate .................................................          162,702,000              155,283,000
          Consumer ...............................................................            7,851,000                7,504,000
          Other ..................................................................              868,000                  560,000
                                                                                          -------------            -------------
                                                                                            208,352,000              193,861,000
          Unearned income ........................................................             (986,000)                (952,000)
                                                                                          -------------            -------------
                                                                                            207,366,000              192,909,000
          Allowance for loan losses ..............................................           (1,951,000)              (1,943,000)
                                                                                          -------------            -------------
                                                                                            205,415,000              190,966,000
                                                                                          -------------            -------------
   Bank premises and equipment, net ..............................................            7,115,000                7,021,000
   Other assets ..................................................................            6,457,000                6,292,000
                                                                                          -------------            -------------
                                                                                          $ 673,102,000            $ 625,992,000
                                                                                          =============            =============
Liabilities:
   Deposits:
          Checking ...............................................................        $ 203,674,000            $ 195,617,000
          Savings and money market ...............................................          353,563,000              310,681,000
          Time, less than $100,000 ...............................................           25,378,000               24,255,000
          Time, $100,000 and over ................................................           13,049,000               19,919,000
                                                                                          -------------            -------------
                                                                                            595,664,000              550,472,000
   Accrued expenses and other liabilities ........................................            3,371,000                4,137,000
   Current income taxes payable ..................................................              268,000                   91,000
   Deferred income taxes payable .................................................              666,000                  426,000
                                                                                          -------------            -------------
                                                                                            599,969,000              555,126,000
                                                                                          -------------            -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 2,845,149 and 2,892,549 shares ....................              284,000                  289,000
   Surplus .......................................................................              646,000                1,188,000
   Retained earnings .............................................................           71,140,000               68,737,000
                                                                                          -------------            -------------
                                                                                             72,070,000               70,214,000
   Accumulated other comprehensive income, net of tax ............................            1,063,000                  652,000
                                                                                          -------------            -------------
                                                                                             73,133,000               70,866,000
                                                                                          -------------            -------------
                                                                                          $ 673,102,000            $ 625,992,000
                                                                                          =============            =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                           Six months ended June 30,    Three months ended June 30,
                                                                         ----------------------------   ---------------------------
                                                                            2001             2000           2001          2000
                                                                         -----------     ------------    ----------     ----------
Interest income:
    Loans ..........................................................     $ 8,476,000     $  7,970,000    $4,193,000     $4,059,000
    Investment securities:
        Taxable ....................................................       6,221,000        6,149,000     3,163,000      3,062,000
        Nontaxable .................................................       2,569,000        2,151,000     1,325,000      1,095,000
    Federal funds sold .............................................       2,185,000        2,178,000       889,000      1,268,000
                                                                         -----------     ------------    ----------     ----------
                                                                          19,451,000       18,448,000     9,570,000      9,484,000
                                                                         -----------     ------------    ----------     ----------
Interest expense:
    Savings and money market deposits ..............................       4,690,000        5,062,000     2,089,000      2,679,000
    Time deposits ..................................................         931,000          925,000       405,000        478,000
                                                                         -----------     ------------    ----------     ----------
                                                                           5,621,000        5,987,000     2,494,000      3,157,000
                                                                         -----------     ------------    ----------     ----------
        Net interest income ........................................      13,830,000       12,461,000     7,076,000      6,327,000
Provision for loan losses (credit) .................................              --          (75,000)           --             --
                                                                         -----------     ------------    ----------     ----------
Net interest income after provision for loan losses (credit) .......      13,830,000       12,536,000     7,076,000      6,327,000
                                                                         -----------     ------------    ----------     ----------

Noninterest income:
    Trust Department income ........................................         579,000          575,000       263,000        281,000
    Service charges on deposit accounts ............................       1,764,000        1,388,000       911,000        691,000
    Other ..........................................................         322,000          251,000       211,000        132,000
                                                                         -----------     ------------    ----------     ----------
                                                                           2,665,000        2,214,000     1,385,000      1,104,000
                                                                         -----------     ------------    ----------     ----------
Noninterest expense:
    Salaries .......................................................       4,435,000        4,012,000     2,236,000      2,044,000
    Employee benefits ..............................................       1,774,000        1,555,000       868,000        775,000
    Occupancy and equipment expense ................................       1,420,000        1,265,000       672,000        623,000
    Other operating expenses .......................................       2,102,000        1,888,000     1,060,000        966,000
                                                                         -----------     ------------    ----------     ----------
                                                                           9,731,000        8,720,000     4,836,000      4,408,000
                                                                         -----------     ------------    ----------     ----------
        Income before income taxes .................................       6,764,000        6,030,000     3,625,000      3,023,000
Income tax expense .................................................       1,779,000        1,649,000       975,000        815,000
                                                                         -----------     ------------    ----------     ----------
        Net Income .................................................     $ 4,985,000     $  4,381,000    $2,650,000     $2,208,000
                                                                         ===========     ============    ==========     ==========

Weighted average:
    Common shares ..................................................       2,874,821        2,943,752     2,861,282      2,936,064
    Dilutive stock options .........................................          41,239           36,839        39,882         36,639
                                                                         -----------     ------------    ----------     ----------
                                                                           2,916,060        2,980,591     2,901,164      2,972,703
                                                                         ===========     ============    ==========     ==========
Earnings per share:
    Basic ..........................................................     $      1.73     $       1.49    $      .93     $      .75
                                                                         ===========     ============    ==========     ==========
    Diluted ........................................................     $      1.71     $       1.47    $      .91     $      .74
                                                                         ===========     ============    ==========     ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    ------------------------------------------------------------------------------------------------
                                                                    Six Months Ended June 30, 2001
                                    ------------------------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                                                                             Other
                                           Common Stock                         Compre-                      Compre-
                                    -------------------------                   hensive        Retained     hensive
                                       Shares       Amount        Surplus       Income         Earnings      Income        Total
                                    -----------   -----------   -----------   -----------    -----------   ----------   -----------
Balance, January 1, 2001 .........    2,892,549   $   289,000   $ 1,188,000                  $68,737,000   $  652,000   $70,866,000
   Net Income ....................                                            $ 4,985,000      4,985,000                  4,985,000
   Repurchase and retirement
     of common stock .............      (58,830)       (6,000)   (2,299,000)                                             (2,305,000)
   Exercise of stock options .....       11,430         1,000       226,000                                                 227,000
   Unrealized gains on available-
     for-sale-securities, net of
     income taxes ................                                                411,000                     411,000       411,000
                                                                              -----------
   Comprehensive income ..........                                            $ 5,396,000
                                                                              ===========
   Cash dividends declared -
     $.38 per share ..............                                                            (1,082,000)                (1,082,000)
   Tax benefit of stock options ..                                   31,000                                                  31,000
   Transfer from retained earnings
   to surplus ....................                                1,500,000                   (1,500,000)                        --
                                    -----------   -----------   -----------                  -----------   ----------   -----------
Balance, June 30, 2001 ...........    2,845,149   $   284,000   $   646,000                  $71,140,000   $1,063,000   $73,133,000
                                    ===========   ===========   ===========                  ===========   ==========   ===========


                                   -------------------------------------------------------------------------------------------------
                                                                Six Months Ended June 30, 2000
                                   -------------------------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                                                                             Other
                                                                                                             Compre-
                                           Common Stock                         Compre-                     hensive
                                    -------------------------                   hensive        Retained      Income
                                       Shares       Amount        Surplus       Income         Earnings      (Loss)        Total
                                    -----------   -----------   -----------   -----------    -----------   ----------   -----------
Balance, January 1, 2000 .........    2,962,803   $   296,000   $ 2,258,000                 $ 63,013,000  $(1,334,000)  $64,233,000
   Net Income ....................                                            $ 4,381,000      4,381,000                  4,381,000
   Repurchase and retirement
     of common stock .............      (44,868)       (4,000)   (1,413,000)                                             (1,417,000)
   Exercise of stock options .....        3,038                      46,000                                                  46,000
   Unrealized gains on available-
     for-sale-securities, net of
     income taxes ................                                                317,000                     317,000       317,000
                                                                              -----------
   Comprehensive income ..........                                            $ 4,698,000
                                                                              ===========
   Cash dividends declared -
     $.34 per share ..............                                                              (993,000)                  (993,000)
                                    -----------   -----------   -----------                  -----------  -----------   -----------
Balance, June 30, 2000 ...........    2,920,973   $   292,000   $   891,000                  $66,401,000  $(1,017,000)  $66,567,000
                                    ===========   ===========   ===========                  ===========  ===========   ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Six months ended June 30,
                                                                                                 ----------------------------------
                                                                                                     2001                 2000
                                                                                                 -------------        -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
   Net income ............................................................................       $   4,985,000        $   4,381,000
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses (credit) ..................................................                  --              (75,000)
     Deferred income tax provision (credit) ..............................................             (40,000)              47,000
     Depreciation and amortization .......................................................             593,000              546,000
     Premium amortization (discount accretion) on investment securities, net .............             (50,000)             292,000
     Increase in prepaid income taxes ....................................................                  --              (49,000)
     Increase in other assets ............................................................            (165,000)            (295,000)
     Decrease in accrued expenses and other liabilities ..................................            (749,000)            (111,000)
     Increase in income taxes payable ....................................................             208,000                   --
                                                                                                 -------------        -------------
        Net cash provided by operating activities ........................................           4,782,000            4,736,000
                                                                                                 -------------        -------------

Cash Flows From Investing Activities:
   Proceeds from maturities and redemptions of investment securities:
     Held-to-maturity ....................................................................         178,648,000           96,179,000
     Available-for-sale ..................................................................           5,777,000            9,045,000
   Purchase of investment securities:
     Held-to-maturity ....................................................................        (172,667,000)        (106,721,000)
     Available-for-sale ..................................................................         (18,049,000)          (7,365,000)
Net increase in loans to customers .......................................................         (14,449,000)          (4,065,000)
Purchases of bank premises and equipment .................................................            (687,000)            (483,000)
                                                                                                 -------------        -------------
          Net cash used in investing activities ..........................................         (21,427,000)         (13,410,000)
                                                                                                 -------------        -------------

Cash Flows From Financing Activities:
   Net increase in total deposits ........................................................          45,192,000           44,801,000
   Proceeds from exercise of stock options ...............................................             227,000               46,000
   Repurchase and retirement of common stock .............................................          (2,305,000)          (1,417,000)
   Cash dividends paid ...................................................................          (1,099,000)          (1,007,000)
                                                                                                 -------------        -------------
          Net cash provided by financing activities ......................................          42,015,000           42,423,000
                                                                                                 -------------        -------------
Net increase in cash and cash equivalents ................................................          25,370,000           33,749,000
Cash and cash equivalents, beginning of year .............................................         111,672,000           85,174,000
                                                                                                 -------------        -------------
Cash and cash equivalents, end of period .................................................       $ 137,042,000        $ 118,923,000
                                                                                                 =============        =============

Supplemental Schedule of Noncash:
Investing Activities
   Unrealized gains on available-for-sale securities .....................................       $     690,000        $     548,000
   Transfer of available-for-sale securities to held-to-maturity category ................                  --           14,836,000

Financing Activities
   Cash dividends payable ................................................................       $   1,082,000        $     993,000
   Tax benefit from exercise of employee stock options ...................................              31,000                   --

The Corporation made interest payments of $5,733,000 and $5,940,000 and income tax payments of $1,611,000 and $1,650,000 during the six months ended June 30, 2001 and 2000, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                  JUNE 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended June 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2000 consolidated balance sheet was derived from the Company's December 31, 2000 audited consolidated financial statements.

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

Overview

     The Corporation earned $1.71 per share for the first half of 2001 as compared to $1.47 for the same period last year, an increase of approximately 16%. Based on net income of $4,985,000, the Corporation returned 1.58% on average total assets and 13.94% on average total equity. This compares to returns on assets and equity of 1.51% and 13.52%, respectively, for the same period last year. Total assets and deposits each grew by approximately 9% when comparing balances at June 30, 2001 to those at June 30, 2000. In addition, during this same time period and despite continued purchases under the Corporation's stock repurchase program, total capital before unrealized gains and losses on available-for-sale securities grew by approximately 7%. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

     The growth in earnings for the first half of 2001 when compared to the same period last year was primarily attributable to increases in service charge income, net interest margin, average checking balances, and average money market type savings balances. The positive impact of these factors was partially offset by an increase in noninterest expense, some of which is attributable to new branch offices opened during the latter part of 2000 and the early part of 2001.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                Six Months Ended June 30,
                                    ---------------------------------------------------------------------------
                                                  2001                                    2000
                                    ---------------------------------------   ---------------------------------
                                      Average                     Average     Average                 Average
                                     Balance      Interest         Rate       Balance    Interest      Rate
                                    ---------     ---------     -----------   --------   --------   -----------
                                                                         (dollars in thousands)
Assets
Federal funds sold ..............   $  88,392     $   2,185            4.98%  $ 73,594   $  2,178          5.95%
Investment Securities:
  Taxable .......................     204,327         6,221            6.14    200,734      6,149          6.16
  Nontaxable (1) ................     110,758         3,892            7.03     91,467      3,259          7.13
Loans (1)(2) ....................     197,523         8,495            8.67    183,494      7,997          8.76
                                    ---------     ---------     -----------   --------   --------   -----------
Total interest-earning assets ...     601,000        20,793            6.96    549,289     19,583          7.16
                                                  ---------     -----------              --------   -----------
Allowance for loan losses .......      (1,947)                                  (1,980)
                                    ---------                                 --------
Net interest-earning assets .....     599,053                                  547,309
Cash and due from banks .........      23,228                                   21,158
Premises and equipment, net .....       7,101                                    6,725
Other assets ....................       5,726                                    6,673
                                    ---------                                 --------
                                    $ 635,108                                 $581,865
                                    =========                                 ========

Liabilities and
  Stockholders' Equity
Savings and money market deposits   $ 325,032         4,690            2.91   $294,516      5,062          3.46
Time deposits ...................      42,223           931            4.45     40,808        925          4.56
                                    ---------     ---------     -----------   --------   --------   -----------
Total interest-bearing deposits .     367,255         5,621            3.09    335,324      5,987          3.59
                                    ---------     ---------     -----------   --------   --------   -----------
Checking deposits (3) ...........     191,967                                  179,145
Other liabilities ...............       3,798                                    2,224
                                    ---------                                 --------
                                      563,020                                  516,693
Stockholders' equity ............      72,088                                   65,172
                                    ---------                                 --------
                                     $635,108                                 $581,865
                                    =========                                 ========

Net interest income (1) .........                 $  15,172                              $ 13,596
                                                  =========                              ========
Net interest spread (1) .........                                      3.87%                               3.57%
                                                                ===========                         ===========
Net interest yield (1) ..........                                      5.09%                               4.98%
                                                                ===========                         ===========

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

                                                     Six Months Ended June 30,
                                     -------------------------------------------------------
                                                         2001 Versus 2000
                                              Increase (decrease) due to changes in:
                                     -------------------------------------------------------
                                                                    Rate/            Net
                                       Volume         Rate        Volume (2)       Change
                                     -----------   -----------    -----------    -----------
                                                        (in thousands)
Interest Income:
Federal funds sold ...............   $       437   $      (353)   $       (77)   $         7
Investment securities:
  Taxable ........................           110           (20)           (18)            72
  Nontaxable (1) .................           687           (45)            (9)           633
Loans (1) ........................           610           (84)           (28)           498
                                     -----------   -----------    -----------    -----------
Total interest income ............         1,844          (502)          (132)         1,210
                                     -----------   -----------    -----------    -----------

Interest Expense:
Savings and money
  market deposits ................           523          (798)           (97)          (372)
Time deposits ....................            32           (23)            (3)             6
                                     -----------   -----------    -----------    -----------
Total interest expense ...........           555          (821)          (100)          (366)
                                     -----------   -----------    -----------    -----------
Increase (decrease) in net
  interest income ................   $     1,289   $       319    $       (32)   $     1,576
                                     ===========   ===========    ===========    ===========

(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $1,576,000, or 11.6%, from $13,596,000 for the first half of 2000 to $15,172,000 for the same period this year. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $1,289,000 and a positive rate variance of $319,000.

     The positive volume variance was largely caused by: (1) growth in average checking deposits and the use of such funds to purchase investment securities and originate loans; and (2) growth in money market type deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first half of 2001 to the same period last year, average checking deposits increased by $12,822,000, or approximately 7.2%, and average savings and money market deposits increased by $30,516,000, or 10.4%. Although the checking increase was less than that experienced during the first half of recent prior years, it was nevertheless a significant contributing factor with respect to the six months' earnings growth.

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

     The Bank's new business program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first half of 2001 to the same period last year, and competitive pricing is a significant contributing factor with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and local economic conditions.

     The Bank's net interest spread and yield increased from 3.57% and 4.98%, respectively, for the first half of 2000 to 3.87% and 5.09%, respectively, for the same period this year. It would appear that the principal cause of these increases was the significant decline in short-term interest rates experienced during the first half of 2001. During this period, both the federal funds target rate and the Bank's prime lending rate decreased by 275 basis points. As more fully discussed in the Market Risk section of this discussion and analysis of financial condition and results of operations, a decline in interest rates should initially have a positive impact on net interest income. However, over the longer term, the impact should be negative.

Allowance and Provision For Loan Losses

     The allowance for loan losses was virtually unchanged during the first half of 2001, amounting to $1,951,000 at June 30, 2001 as compared to $1,943,000 at December 31, 2000. The allowance represented approximately 1% of total loans at each date. During the first half of 2001, the Bank recorded loan chargeoffs and recoveries of $7,000 and $15,000, respectively.

     The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated inherent losses in the Bank's loan portfolio. Because the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating a range the Bank selectively reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Losses for loans that are not specifically reviewed are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. Management also considers relevant loan loss statistics for the Bank's peer group.

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 78% of total loans outstanding at June 30, 2001. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at June 30, 2001 and December 31, 2000 are as follows:

                                                      June 30,     December 31,
                                                        2001           2000
                                                     -----------   -----------
                                                      (dollars in thousands)

Nonaccruing loans .................................  $       121    $        --
Foreclosed real estate ............................           --             --
                                                     -----------    -----------
  Total nonperforming assets ......................          121             --
Troubled debt restructurings ......................           --             --
Loans past due 90 days or more as to
  principal or interest payments and still accruing          225            173
                                                     -----------    -----------
  Total risk elements .............................  $       346    $       173
                                                     ===========    ===========

Nonaccruing loans as a percentage of total loans ..          .06%           .00%
                                                     ===========    ===========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ......................          .06%           .00%
                                                     ===========    ===========
Risk elements as a percentage of total loans and
  foreclosed real estate ..........................          .17%           .09%
                                                     ===========    ===========

Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Service charge income increased by $376,000, or 27.1%, from $1,388,000 for the first half of 2000 to $1,764,000 for the same period this year. The increase, which is largely comprised of increases in overdraft check charges and maintenance/activity charges, is largely attributable to revisions made to the Bank's service charge schedule in the third quarter of 2000 and the implementation during the current period of more stringent criteria with respect to fee waivers.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $1,011,000, or 11.6%, from $8,720,000 for the first half of 2000 to $9,731,000 for the same period this year. The increase is comprised of an increase in salaries of $423,000, or 10.5%, an increase in employee benefits expense of $219,000, or 14.1%, an increase in occupancy and equipment expense of $155,000, or 12.3%, and an increase in other operating expenses of $214,000, or 11.3%.

     The increase in salaries is attributable to normal annual salary adjustments, filling of staff, and additions to staff resulting from, among other things, the opening of three new branch offices in the latter part of 2000 and one new branch office in the early part of 2001. The increase in employee benefits expense is largely attributable to the increased number of employees and revisions made to the Bank's incentive compensation program. Increases in depreciation expense, maintenance costs, and computer processing costs, a portion of which resulted from new branch openings and new technology, and increased consulting expense are the larger items that account for the increases in occupancy and equipment expense and other operating expenses.

     Income tax expense as a percentage of book income was 26.3% for the first half of 2001 as compared to 27.3% for the same period last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 2001 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities and increased funding by the Bank of its REIT (real estate investment trust) and investment subsidiaries.

Results of Operations - Three Months Ended June 30, 2001 Versus June 30, 2000

     Net income for the second quarter of 2001 was $2,650,000, or $.91 per share, as compared to $2,208,000, or $.74 per share, earned for the same quarter last year. The primary reasons for the 23% increase in earnings per share are substantially the same as those discussed with respect to the six-month periods.

     Although earnings increased in both the first and second quarters of 2001, the second quarter increase was larger because, among other things, declining interest rates had a greater positive impact on second quarter net interest income. The second quarter not only benefited from the full impact of the rate reductions which occurred in the first quarter, but also benefited from further rate reductions made in the second quarter.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well-capitalized bank. The following table sets forth the Corporation's capital ratios at June 30, 2001 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at June 30, 2001 substantially exceed the requirements for a well-capitalized bank.

                                                             Regulatory Standards
                                        Corporation's    --------------------------
                                      Capital Ratios at      Well        Adequately
                                        June 30, 2001    Capitalized    Capitalized
                                        -------------    ------------   -----------
Total  Risk-Based Capital Ratio .....      27.05%          10.00%           8.00%
Tier 1 Risk-Based Capital Ratio .....      26.34            6.00            4.00
Tier 1 Leverage Capital Ratio .......      11.19            5.00            4.00

     Total stockholders' equity increased by $2,267,000, or from $70,866,000 at December 31, 2000 to $73,133,000 at June 30, 2001. The increase in stockholders' equity is primarily attributable to the combined effect of net income of $4,985,000, unrealized gains on available-for-sale securities of $411,000, stock repurchases amounting to $2,305,000, and cash dividends of $1,082,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Under plans previously approved by the Board of Directors, the Corporation purchased 58,830 shares thus far in 2001 and can purchase 58,196 shares in the future.

     The stock repurchase program has been used by management to enhance earnings per share and return on average stockholders' equity. When comparing the first half of 2001 to the same period last year, earnings per share are up 24 cents. Of the 24-cent increase, approximately 3 cents is attributable to shares repurchased in 2000 and thus far this year. On a full-year basis, these repurchases should add approximately 9 cents to earnings per share.

Cash Flows and Liquidity

     Cash Flows. During the first six months of 2001, cash and cash equivalents increased by $25,370,000. As shown in the consolidated statement of cash flows, this occurred primarily because the cash provided by operations and deposit growth exceeded the cash used for loan growth, investment securities growth, cash dividends, and stock repurchases.

     The  deposit   growth,   which  amounted  to   $45,192,000,   is  primarily
attributable to growth in money market type balances, checking balances, and IOLA balances (interest on lawyer accounts).

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold, its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less, maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio, and investment securities designated as available-for-sale. At June 30, 2001, the Corporation had $108,800,000 in federal funds sales, a short-term securities portfolio of $29,135,000, and available-for-sale securities of $96,525,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 93.5% of total deposits at June 30, 2001, while time deposits of $100,000 and over and other time deposits comprised only 2.2% and 4.3%, respectively.

     The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

Market Risk

     The Bank invests in interest-earning assets which are funded by interest-bearing deposits, noninterest-bearing deposits, and capital. The Bank's results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to maximize net interest income while at the same time maintain acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

     During the first six months of 2001, there was a significant decrease in short-term interest rates as evidenced by a 275 basis point reduction in both the federal funds target rate and the Bank's prime lending rate. In addition, rates on intermediate term securities and loans also decreased but by lesser amounts. Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, a decrease in interest rates should initially have a positive impact on the Bank's net interest income. However, since approximately 39% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital, if rates are sustained at the lower levels and the Bank purchases securities and originates loans at yields lower than those maturing and reprices loans at lower yields, the eventual impact on net interest income should be negative. The reverse should be true of an increase in interest rates.

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

Forward Looking Statements

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words "expect" or "could" or "should" or "would". The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

PART II. OTHER INFORMATION

ITEM 1. NONE

ITEM 2. NONE

ITEM 3. NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of The First of Long Island Corporation (the "Corporation") held April 17, 2001 was called to: (1) approve an amendment of the Corporation's Stock Option Plan to allow for the granting of stock options to non-employee directors of the Corporation and to limit the number of stock options and stock appreciation rights that can be granted to any one person in any one fiscal year to 25,000; and (2) to elect four directors to serve for two-year terms and until their successors have been elected and qualified.

     The amendment to the Stock Option Plan was approved by the stockholders in that it received the affirmative vote of the holders of a majority of the shares entitled to vote and represented at the meeting. The total number of shares which could have been voted at the annual meeting was 2,889,390. There were 1,975,075 votes cast for the amendment of the Stock Option Plan, 191,604 votes cast against, and 28,169 abstentions.

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

--------------------------------------------------------------------------------
                                                        Number of Votes
                                               ---------------------------------
           Directors Elected At
              Annual Meeting                     Cast For            Withheld
--------------------------------------------------------------------------------
Howard Thomas Hogan, Jr.                        2,188,334             6,514
J. Douglas Maxwell, Jr.                         2,188,334             6,514
John R. Miller III                              2,188,334             6,514
Walter C. Teagle III                            2,188,334             6,514
--------------------------------------------------------------------------------

     The name of each other director whose term of office as a director continued after the annual meeting is as follows:

                                             Term as Director
Name                                             Expires
----                                         ---------------
Allen E. Bushing                                 2002
Paul T. Canarick                                 2002
Beverly Ann Gehlmeyer                            2002
J. William Johnson                               2002

ITEM 5. STOCK REPURCHASE PROGRAM

     Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Under plans previously approved by the Board of Directors, the Corporation purchased 58,830 shares thus far in 2001 and can purchase 58,196 shares in the future.

ITEM 6. (a)  Exhibits - None

        (b)  Reports on Form 8-K - None

                                   SIGNATURES


     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    THE FIRST OF LONG ISLAND CORPORATION
                                    --------------------------------------
                                    (Registrant)

                                    /s/ J. WILLIAM JOHNSON
DATE: August 9, 2001                --------------------------------------
                                     J. WILLIAM JOHNSON, PRESIDENT
                                    (principal executive officer)

                                    /s/ MARK D. CURTIS
                                    --------------------------------------
                                    MARK D. CURTIS
                                    SENIOR VICE PRESIDENT AND TREASURER
                                    (principal financial and accounting officer)