Form 10-Q
period 2001-09-30
FIRST OF LONG ISLAND CORP
filed 2001-11-05
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to
                              ------------------------    ----------------------

                         Commission file number 0-12220


                      THE FIRST OF LONG ISLAND CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


           NEW YORK                                      11-2672906
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

10 Glen Head Road, Glen Head, New York                                     11545
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                           OUTSTANDING AT OCTOBER 23, 2001
-----                                           -------------------------------
Common stock, par value                                      2,817,107
    $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                               SEPTEMBER 30, 2001
                                      INDEX


PART I.      FINANCIAL INFORMATION                                      PAGE NO.

ITEM 1.      CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 2001 AND DECEMBER 31, 2000                          1

             CONSOLIDATED STATEMENTS OF INCOME
             NINE AND THREE MONTHS ENDED                                       2
             SEPTEMBER 30, 2001 AND 2000

             CONSOLIDATED STATEMENTS OF CHANGES IN
             STOCKHOLDERS' EQUITY
             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000                     3

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000                     4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        5

 ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  6-13

PART II.     OTHER INFORMATION                                                14

SIGNATURES                                                                    15

CONSOLIDATED BALANCE SHEETS

                                                                September 30,     December 31,
                                                                    2001              2000
                                                                -------------    -------------
Assets:
   Cash and due from banks ..................................   $  28,171,000    $  23,872,000
   Federal funds sold .......................................      83,300,000       87,800,000
                                                                -------------    -------------
     Cash and cash equivalents ..............................     111,471,000      111,672,000
                                                                -------------    -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $273,581,000 and $229,045,000) ........     265,370,000      226,361,000
          Available-for-sale, at fair value (amortized cost
             of $92,202,000 and $82,582,000) ................      95,570,000       83,680,000
                                                                -------------    -------------
                                                                  360,940,000      310,041,000
                                                                -------------    -------------
   Loans:
          Commercial and industrial .........................      33,515,000       30,514,000
          Secured by real estate ............................     170,641,000      155,283,000
          Consumer ..........................................       7,069,000        7,504,000
          Other .............................................       1,480,000          560,000
                                                                -------------    -------------
                                                                  212,705,000      193,861,000
          Unearned income ...................................      (1,000,000)        (952,000)
                                                                -------------    -------------
                                                                  211,705,000      192,909,000
          Allowance for loan losses .........................      (1,925,000)      (1,943,000)
                                                                -------------    -------------
                                                                  209,780,000      190,966,000
                                                                -------------    -------------
   Bank premises and equipment, net .........................       7,257,000        7,021,000
   Other assets .............................................       6,786,000        6,292,000
                                                                -------------    -------------
                                                                $ 696,234,000    $ 625,992,000
                                                                =============    =============
Liabilities:
   Deposits:
          Checking ..........................................   $ 211,771,000    $ 195,617,000
          Savings and money market ..........................     366,468,000      310,681,000
          Time, less than $100,000 ..........................      24,144,000       24,255,000
          Time, $100,000 and over ...........................      13,903,000       19,919,000
                                                                -------------    -------------
                                                                  616,286,000      550,472,000
   Accrued expenses and other liabilities ...................       2,850,000        4,137,000
   Current income taxes payable .............................         299,000           91,000
   Deferred income taxes payable ............................       1,184,000          426,000
                                                                -------------    -------------
                                                                  620,619,000      555,126,000
                                                                -------------    -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 2,817,107 and 2,892,549 shares         282,000          289,000
   Surplus ..................................................         517,000        1,188,000
   Retained earnings ........................................      72,814,000       68,737,000
                                                                -------------    -------------
                                                                   73,613,000       70,214,000
   Accumulated other comprehensive income, net of tax .......       2,002,000          652,000
                                                                -------------    -------------
                                                                   75,615,000       70,866,000
                                                                -------------    -------------
                                                                $ 696,234,000    $ 625,992,000
                                                                =============    =============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                     Nine months ended            Three months ended
                                                                       September 30,                  September 30,
                                                                  --------------------------    -------------------------
                                                                      2001          2000            2001          2000
                                                                  -----------   ------------    -----------   -----------
Interest income:
    Loans ....................................................    $12,657,000   $ 12,214,000    $ 4,181,000   $ 4,244,000
    Investment securities:
        Taxable ..............................................      9,444,000      9,320,000      3,223,000     3,171,000
        Nontaxable ...........................................      3,926,000      3,311,000      1,357,000     1,160,000
    Federal funds sold .......................................      2,948,000      3,668,000        763,000     1,490,000
                                                                  -----------   ------------    -----------   -----------
                                                                   28,975,000     28,513,000      9,524,000    10,065,000
                                                                  -----------   ------------    -----------   -----------
Interest expense:
    Savings and money market deposits ........................      6,647,000      8,059,000      1,957,000     2,997,000
    Time deposits ............................................      1,255,000      1,438,000        324,000       513,000
                                                                  -----------   ------------    -----------   -----------
                                                                    7,902,000      9,497,000      2,281,000     3,510,000
                                                                  -----------   ------------    -----------   -----------
        Net interest income ..................................     21,073,000     19,016,000      7,243,000     6,555,000
Provision for loan losses (credit) ...........................             --        (75,000)            --            --
                                                                  -----------   ------------    -----------   -----------
Net interest income after provision for loan losses (credit) .     21,073,000     19,091,000      7,243,000     6,555,000
                                                                  -----------   ------------    -----------   -----------

Noninterest income:
    Trust Department income ..................................        833,000        859,000        254,000       284,000
    Service charges on deposit accounts ......................      2,624,000      2,167,000        860,000       779,000
    Other ....................................................        489,000        435,000        167,000       184,000
                                                                  -----------   ------------    -----------   -----------
                                                                    3,946,000      3,461,000      1,281,000     1,247,000
                                                                  -----------   ------------    -----------   -----------
Noninterest expense:
    Salaries .................................................      6,694,000      6,096,000      2,259,000     2,084,000
    Employee benefits ........................................      2,640,000      2,278,000        866,000       723,000
    Occupancy and equipment expense ..........................      2,112,000      1,903,000        692,000       638,000
    Other operating expenses .................................      3,161,000      2,800,000      1,059,000       912,000
                                                                  -----------   ------------    -----------   -----------
                                                                   14,607,000     13,077,000      4,876,000     4,357,000
                                                                  -----------   ------------    -----------   -----------
        Income before income taxes ...........................     10,412,000      9,475,000      3,648,000     3,445,000
Income tax expense ...........................................      2,753,000      2,557,000        974,000       908,000
                                                                  -----------   ------------    -----------   -----------
        Net Income ...........................................    $ 7,659,000   $  6,918,000    $ 2,674,000   $ 2,537,000
                                                                  ===========   ============    ===========   ===========

Weighted average:
    Common shares ............................................      2,860,280      2,932,961      2,831,200     2,911,380
    Dilutive stock options ...................................         40,384         37,968         38,674        40,228
                                                                  -----------   ------------    -----------   -----------
                                                                    2,900,664      2,970,929      2,869,874     2,951,608
                                                                  ===========   ============    ===========   ===========
Earnings per share:
    Basic ....................................................    $      2.68   $       2.36    $       .94   $       .87
                                                                  ===========   ============    ===========   ===========
    Diluted ..................................................    $      2.64   $       2.33    $       .93   $       .86
                                                                  ===========   ============    ===========   ===========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Nine Months Ended September 30, 2001
                                    -------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                                                   Other
                                        Common Stock                   Compre-                    Compre-
                                    -------------------                hensive       Retained     hensive
                                      Shares     Amount     Surplus     Income       Earnings     Income         Total
                                    ---------  --------  ----------  -----------  ------------  -----------  ------------
Balance, January 1, 2001 .......    2,892,549  $289,000  $1,188,000               $ 68,737,000  $   652,000  $ 70,866,000
Net Income .....................                                     $ 7,659,000     7,659,000                  7,659,000
Repurchase and retirement
of common stock ................      (86,972)   (8,000) (3,429,000)                                           (3,437,000)
Exercise of stock options ......       11,530     1,000     227,000                                               228,000
Unrealized gains on available-
for-sale-securities, net of
income taxes ...................                                       1,350,000                  1,350,000     1,350,000
                                                                     -----------
Comprehensive income ...........                                     $ 9,009,000
                                                                     ===========
 Cash dividends declared -
$.38 per share .................                                                    (1,082,000)                (1,082,000)
 Tax benefit of stock options ..                             31,000                                                31,000
 Transfer from retained earnings
 to surplus ....................                          2,500,000                 (2,500,000)                        --
                                    ---------  --------  ----------               ------------  -----------  ------------
Balance, September 30, 2001 ....    2,817,107  $282,000  $  517,000               $ 72,814,000  $ 2,002,000  $ 75,615,000
                                    =========  ========  ==========               ============  ===========  ============


                                                           Nine Months Ended September 30, 2000
                                    ------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                                                     Other
                                        Common Stock                   Compre-                      Compre-
                                    -------------------                hensive       Retained       hensive
                                      Shares     Amount     Surplus     Income       Earnings    Income (Loss)        Total
                                    ---------   -------  ----------  -----------  ------------   -------------   -------------
Balance, January 1, 2000 .......    2,962,803  $296,000  $2,258,000               $ 63,013,000    $(1,334,000)    $ 64,233,000
Net Income .....................                                     $ 6,918,000     6,918,000                       6,918,000
Repurchase and retirement
of common stock ................      (81,157)   (8,000) (2,683,000)                                                (2,691,000)
Exercise of stock options ......        8,175     1,000     140,000                                                    141,000
Unrealized gains on available-
for-sale-securities, net of
income taxes ...................                                         839,000                      839,000          839,000
                                                                     -----------
Comprehensive income ...........                                     $ 7,757,000
                                                                     ===========
 Cash dividends declared -
$.34 per share .................                                                      (994,000)                       (994,000)
 Tax benefit of stock options ..                              7,000                                                      7,000
 Transfer from retained earnings
 to surplus ....................                          1,500,000                 (1,500,000)
                                    --------- ---------  ----------               ------------    -----------    -------------
Balance, September 30, 2000 ....    2,889,821 $ 289,000  $1,222,000               $ 67,437,000    $  (495,000)   $  68,453,000
                                    ========= =========  ==========               ============    ===========    =============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine months ended September 30,
                                                                          -------------------------------
Increase (Decrease) in Cash and Cash Equivalents                               2001            2000
                                                                          -------------    -------------
Cash Flows From Operating Activities:
Net income ............................................................   $   7,659,000    $   6,918,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses (credit) ....................................              --          (75,000)
Deferred income tax provision (credit) ................................        (164,000)         201,000
Depreciation and amortization .........................................         877,000          819,000
Premium amortization (discount accretion) on investment securities, net        (126,000)         808,000
Decrease in prepaid income taxes ......................................              --          194,000
Increase in other assets ..............................................        (494,000)        (461,000)
Increase (decrease) in accrued expenses and other liabilities .........        (188,000)         214,000
Increase in income taxes payable ......................................         239,000          231,000
                                                                          -------------    -------------
Net cash provided by operating activities .............................       7,803,000        8,849,000
                                                                          -------------    -------------

Cash Flows From Investing Activities:
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity ......................................................     270,270,000      159,610,000
Available-for-sale ....................................................      10,777,000       11,016,000
Purchase of investment securities:
Held-to-maturity ......................................................    (308,981,000)    (173,788,000)
Available-for-sale ....................................................     (20,567,000)      (7,365,000)
Net increase in loans to customers ....................................     (18,814,000)      (7,072,000)
Purchases of bank premises and equipment ..............................      (1,113,000)        (639,000)
                                                                          -------------    -------------
Net cash used in investing activities .................................     (68,428,000)     (18,238,000)
                                                                          -------------    -------------

Cash Flows From Financing Activities:
Net increase in total deposits ........................................      65,814,000       46,853,000
Proceeds from exercise of stock options ...............................         228,000          141,000
Repurchase and retirement of common stock .............................      (3,437,000)      (2,691,000)
Cash dividends paid ...................................................      (2,181,000)      (2,001,000)
                                                                          -------------    -------------
Net cash provided by financing activities .............................      60,424,000       42,302,000
                                                                          -------------    -------------
Net increase (decrease) in cash and cash equivalents ..................        (201,000)      32,913,000
Cash and cash equivalents, beginning of year ..........................     111,672,000       85,174,000
                                                                          -------------    -------------
Cash and cash equivalents, end of period ..............................   $ 111,471,000    $ 118,087,000
                                                                          =============    =============

Supplemental Schedule of Noncash:
Investing Activities
Unrealized gains on available-for-sale securities .....................   $   2,272,000    $   1,427,000
Transfer of available-for-sale securities to held-to-maturity category               --       14,836,000

Financing Activities
Tax benefit from exercise of employee stock options ...................   $      31,000    $       7,000


The Corporation made interest payments of $8,039,000 and $9,417,000 and income tax payments of $2,677,000 and $1,931,000 during the nine months ended September 30, 2001 and 2000, respectively.


See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                               SEPTEMBER 30, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended September 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2000 consolidated balance sheet was derived from the Company's December 31, 2000 audited consolidated financial statements.

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

Overview

     The Corporation earned $2.64 per share for the first nine months of 2001 as compared to $2.33 for the same period last year, an increase of approximately 13%. Based on net income of $7,659,000, the Corporation returned 1.57% on average total assets and 14.08% on average total equity. This compares to returns on assets and equity of 1.56% and 14.02%, respectively, for the same period last year. Total assets and deposits each grew by approximately 12% when comparing balances at September 30, 2001 to those at September 30, 2000. In addition, during this same time period and despite continued purchases under the Corporation's stock repurchase program, total capital before unrealized gains and losses on available-for-sale securities grew by approximately 7%. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

     The growth in earnings for the first nine months of 2001 when compared to the same period last year was largely attributable to increases in average checking, money market type savings, and loan balances and an increase in service charge income.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                 Nine Months Ended September 30,
                                              ----------------------------------------------------------------
                                                             2001                             2000
                                              -------------------------------   ------------------------------
                                               Average                Average    Average               Average
                                               Balance    Interest     Rate      Balance     Interest    Rate
                                              ---------  ----------  --------   ---------    -------   -------
                                                                      (dollars in thousands)
Assets
Federal funds sold .......................    $  88,154    $ 2,948       4.47%  $  79,237    $ 3,668      6.18%
Investment Securities:
  Taxable ................................      213,587      9,444       5.91     200,989      9,320      6.19
  Nontaxable (1) .........................      113,201      5,948       7.01      94,034      5,017      7.11
Loans (1)(2) .............................      201,593     12,683       8.41     184,943     12,254      8.85
                                              ---------    -------   --------   ---------    -------   -------
Total interest-earning assets ............      616,535     31,023       6.72     559,203     30,259      7.22
                                                           -------   --------                -------   -------
Allowance for loan losses ................       (1,944)                           (1,968)
                                              ---------                         ---------
Net interest-earning assets ..............      614,591                           557,235
Cash and due from banks ..................       23,575                            21,669
Premises and equipment, net ..............        7,103                             6,702
Other assets .............................        5,711                             6,460
                                              ---------                         ---------
                                              $ 650,980                         $ 592,066
                                              =========                         =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ........    $ 337,060      6,647       2.64   $ 299,636      8,059      3.59
Time deposits ............................       40,676      1,255       4.13      40,895      1,438      4.70
                                              ---------    -------   --------   ---------    -------   -------
Total interest-bearing deposits ..........      377,736      7,902       2.80     340,531      9,497      3.73
                                              ---------    -------   --------   ---------    -------   -------
Checking deposits (3) ....................      196,430                           183,179
Other liabilities ........................        4,075                             2,463
                                              ---------                         ---------
                                                578,241                           526,173
Stockholders' equity .....................       72,739                            65,893
                                              ---------                         ---------
                                              $ 650,980                         $ 592,066
                                              =========                         =========

Net interest income (1) ..................                 $23,121                           $20,762
                                                           =======                           =======
Net interest spread (1) ..................                               3.92%                            3.49%
                                                                     ========                          =======
Net interest yield (1) ...................                               5.01%                            4.96%
                                                                     ========                          =======

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

                                   Nine Months Ended September 30,
                             -----------------------------------------
                                        2001 Versus 2000
                              Increase (decrease) due to changes in:
                             -----------------------------------------
                                                    Rate/       Net
                              Volume      Rate    Volume(2)    Change
                              ------   -------    ---------    ------
                                          (in thousands)
Interest Income:
Federal funds sold .........  $  412   $(1,015)       $(117)   $ (720)
Investment securities:
  Taxable ..................     584      (424)         (36)      124
  Nontaxable (1) ...........   1,023       (76)         (16)      931
Loans (1) ..................   1,102      (607)         (66)      429
                              ------   -------        -----    ------
Total interest income ......   3,121    (2,122)        (235)      764
                              ------   -------        -----    ------

Interest Expense:
Savings and money
  market deposits ..........   1,006    (2,143)        (275)   (1,412)
Time deposits ..............      (8)     (175)          --      (183)
                              ------   -------        -----    ------
Total interest expense .....     998    (2,318)        (275)   (1,595)
                              ------   -------        -----    ------
Increase (decrease) in net
  interest income ..........  $2,123   $   196        $  40    $2,359
                              ======   =======        =====    ======

(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $2,359,000, or 11.4%, from $20,762,000 for the first nine months of 2000 to $23,121,000 for the same period this year. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $2,123,000 and a positive rate variance of $196,000.

     The positive volume variance was largely caused by: (1) growth in average checking deposits and the use of such funds to purchase investment securities and originate loans; and (2) growth in money market type deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing the first nine months of 2001 to the same period last year, average checking deposits increased by
$13,251,000, or 7.2%, average savings and money market deposits increased by $37,424,000, or 12.5%, average loans increased by $16,650,000, or 9.00%, and average investment securities increased by $31,765,000, or 10.8%. The growth in loans was largely comprised of increases in commercial loans, construction loans, residential mortgages, and home equity loans, with the commercial and construction loan growth having the largest positive impact on net interest income.

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

     The Bank's new business program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first nine months of 2001 to the same period last year, and competitive pricing and customer demographics are believed to be important factors with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and local economic conditions.

     The Bank's net interest spread and yield increased from 3.49% and 4.96%, respectively, for the first nine months of 2000 to 3.92% and 5.01%, respectively, for the same period this year. It would appear that the principal cause of these increases was the significant decline in short-term interest rates experienced during the first nine months of 2001. During this period, both the federal funds target rate and the Bank's prime lending rate decreased by 350 basis points. As more fully discussed in the Market Risk section of this discussion and analysis of financial condition and results of operations, a decline in interest rates should initially have a positive impact on net interest income. However, over the longer term, the impact should be negative.

Allowance and Provision For Loan Losses

     The allowance for loan losses decreased slightly during the first nine months of 2001, amounting to $1,925,000 at September 30, 2001 as compared to $1,943,000 at December 31, 2000. The allowance represented .91% of total loans at September 30, 2001 as compared to approximately 1% at December 31, 2000. During the first nine months of 2001, the Bank recorded loan chargeoffs and recoveries of $41,000 and $23,000, respectively.

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

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 80% of total loans outstanding at September 30, 2001. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at September 30, 2001 and December 31, 2000 are as follows:

                                                     September 30,  December 31,
                                                          2001         2000
                                                        -------       -------
                                                        (dollars in thousands)

Nonaccruing loans ...................................      $105       $    --
Foreclosed real estate ..............................        --            --
                                                        -------       -------
  Total nonperforming assets ........................       105            --
Troubled debt restructurings ........................        --            --
Loans past due 90 days or more as to
  principal or interest payments and still accruing .       229           173
                                                        -------       -------
  Total risk elements ...............................      $334       $   173
                                                        =======       =======

Nonaccruing loans as a percentage of total loans ....       .05%          .00%
                                                        =======       =======
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ........................       .05%          .00%
                                                        =======       =======
Risk elements as a percentage of total loans and
  foreclosed real estate ............................       .16%          .09%
                                                        =======      =======

Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income consists primarily of service charges on deposit accounts and Trust Department income. Service charge income increased by $457,000, or 21.1%, from $2,167,000 for the first nine months of 2000 to $2,624,000 for the same period this year. The increase, which is mostly comprised of increases in overdraft check charges and maintenance/activity charges, is largely attributable to revisions made to the Bank's service charge schedule in the third quarter of 2000.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $1,530,000, or 11.7%, from $13,077,000 for the first nine months of 2000 to
$14,607,000 for the same period this year. The increase is comprised of an increase in salaries of $598,000, or 9.8%, an increase in employee benefits expense of $362,000, or 15.9%, an increase in occupancy and equipment expense of $209,000, or 11.0%, and an increase in other operating expenses of $361,000, or 12.9%.

     The increase in salaries is attributable to normal annual salary adjustments, filling of staff vacancies, and additions to staff resulting from, among other things, the opening of three new branch offices in the latter part of 2000 and one new branch office in the early part of 2001. The increase in employee benefits expense is largely attributable to the increased number of employees and revisions made to the Bank's incentive compensation program. Increases in depreciation expense, maintenance costs, rental expense, and computer processing costs, a portion of which resulted from new branch openings and new technology, and increased consulting expense and mortgage recording tax are the larger items that account for the increases in occupancy and equipment expense and other operating expenses.

     Income tax expense as a percentage of book income was 26.4% for the first nine months of 2001 as compared to 27.0% for the same period last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 2001 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities and increased funding by the Bank of its REIT (real estate investment trust) and investment subsidiaries.

Results of Operations - Three Months Ended September 30, 2001 Versus
                        September 30, 2000

     Net income for the third quarter of 2001 was $2,674,000, or $.93 per share, as compared to $2,537,000, or $.86 per share, for the same quarter last year. The primary reasons for the 8% increase in earnings per share are substantially the same as those discussed with respect to the nine-month period except that increased service charge income played a smaller role in the third quarter than the nine-months.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well-capitalized bank. The following table sets forth the Corporation's capital ratios at September 30, 2001 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at September 30, 2001 substantially exceed the requirements for a well-capitalized bank.

                                                          Regulatory Standards
                                       Corporation's    ------------------------
                                     Capital Ratios at     Well      Adequately
                                    September 30, 2001  Capitalized  Capitalized
                                    ------------------  -----------  -----------
Total  Risk-Based Capital Ratio            26.52%          10.00%       8.00%
Tier 1 Risk-Based Capital Ratio            25.84            6.00        4.00
Tier 1 Leverage Capital Ratio              10.80            5.00        4.00

     Total stockholders' equity increased by $4,749,000, or from $70,866,000 at December 31, 2000 to $75,615,000 at September 30, 2001. The increase in stockholders' equity is primarily attributable to the combined effect of net income of $7,659,000, unrealized gains on available-for-sale securities of $1,350,000, stock repurchases amounting to $3,437,000, and cash dividends of $1,082,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Under plans previously approved by the Board of Directors, the Corporation purchased 86,972 shares thus far in 2001 and can purchase 80,054 shares in the future.

     The stock repurchase program has been used by management to enhance earnings per share and return on average stockholders' equity. When comparing the first nine months of 2001 to the same period last year, earnings per share are up 31 cents. Of the 31-cent increase, approximately 5 cents is attributable to shares repurchased in 2000 and thus far this year. On a full-year basis, these repurchases should add approximately 11 cents to earnings per share.

Cash Flows and Liquidity

     Cash Flows. During the first nine months of 2001, cash and cash equivalents decreased by $201,000. As shown in the consolidated statement of cash flows, this occurred primarily because the cash provided by operations and deposit growth was slightly less than the cash used for loan growth, investment securities growth, cash dividends, stock repurchases, and capital improvements.

     The  deposit   growth,   which  amounted  to   $65,814,000,   is  primarily
attributable to growth in money market type balances, checking balances, and IOLA balances (interest on lawyer accounts).

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold, its short-term investment securities portfolio which generally consists of securities purchased to mature within one year and securities with average lives of one year or less, maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio, and investment securities designated as available-for-sale. At September 30, 2001, the Corporation had $83,300,000 in federal funds sales, a short-term securities portfolio of $72,587,000, and available-for-sale securities of $95,570,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 93.8% of total deposits at September 30, 2001, while time deposits of $100,000 and over and other time deposits comprised only 2.3% and 3.9%, respectively.

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

     During the first nine months of 2001, there was a significant decrease in short-term interest rates as evidenced by a 350 basis point reduction in both the federal funds target rate and the Bank's prime lending rate. In addition, rates on intermediate term securities and loans also decreased but by lesser amounts. Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, a decrease in interest rates should initially have a positive impact on the Bank's net interest income. The magnitude of the initial positive impact realized from a decrease in interest rates may decline as interest rates decline because the Bank may not decrease the rates paid on its money market type deposit accounts as quickly or in the same amount as market decreases in the overnight federal funds rate or the prime lending rate. In addition, rates may decrease to the point that the Bank can not reduce its money market rates any further.

     If interest rates decline and are sustained at the lower levels and, as a result, the Bank purchases securities and originates loans at yields lower than those maturing, the impact on net interest income should eventually be negative because 39% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

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

PART II. OTHER INFORMATION
ITEM 1.           NONE
ITEM 2.           NONE
ITEM 3.           NONE
ITEM 4.           NONE

ITEM 5.  STOCK REPURCHASE PROGRAM

     Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Under plans previously approved by the Board of Directors, the Corporation purchased 86,972 shares thus far in 2001 and can purchase 80,054 shares in the future.

ITEM 6. (a)  Exhibits - None
        (b)  Reports on Form 8-K - None

                                   SIGNATURES

     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  THE FIRST OF LONG ISLAND CORPORATION
                                  ----------------------------------------------
                                  (Registrant)


DATE: November 5, 2001            By /s/ J. WILLIAM JOHNSON
                                  -------------------------
                                   J. WILLIAM JOHNSON, PRESIDENT
                                  (principal executive officer)


                                  By /s/ MARK D. CURTIS
                                  ----------------------------------------------
                                  MARK D. CURTIS
                                  SENIOR   VICE PRESIDENT AND TREASURER
                                  (principal financial and accounting officer)