Form 10-K
period 2001-12-31
FIRST OF LONG ISLAND CORP
filed 2002-03-29
CIK 740663

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

For the fiscal year ended December 31, 2001

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

Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            [Cover page 1 of 2 pages]

     The aggregate market value of the Corporation's voting stock (based on the price at which the stock was last sold on March 12, 2002) held by non-affiliates was $90,595,686 (excludes $15,369,746 representing the market value of common stock beneficially owned by directors and executive officers of the Registrant).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                               Outstanding March 12, 2002
Common Stock, $.10 par value                                2,788,564

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts II and IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2002 are incorporated by reference into Part III.

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

     The Bank was organized in 1927 as a national banking association under the laws of the United States of America and was known as the First National Bank of Glen Head through June 30, 1978. The Bank has an Investment Division and has conducted a limited amount of insurance business through The First of Long Island Agency, Inc. (the "Agency"), a wholly-owned subsidiary.

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

     The Bank's investment securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities (principally modified pass-through, mortgage-backed securities of Federal agencies), collateralized mortgage obligations, state and municipal securities, corporate bonds and commercial paper. The Bank also regularly sells federal funds on an overnight basis to a number of banking institutions.

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

     In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

o    ATM Banking                                                     o    Payroll Services
o    Bank by Mail                                                    o    Safe Deposit Boxes
o    Bill Payment Using PC or Telephone Banking                      o    Securities Transactions
o    Collection Services                                             o    Signature Guarantee Services
o    Counter Checks and Certified Checks                             o    Telephone Banking
o    Drive-Through Banking                                           o    Travelers Checks
o    Gift Checks and Personal Money Orders                           o    Trust and Investment Management  Services
o    Internet PC Banking For Personal and Commercial Customers       o    U.S. Savings Bonds
o    Merchant Credit Card Depository Services                        o    Wire Transfers and Foreign Cables
o    Night Depository Services                                       o    Withholding Tax Depository Services

     The Investment Division provides investment management, pension trust, personal trust, estate, and custody services.

     The Agency is a licensed insurance agency which was organized in 1994 under the laws of the State of New York and has primarily engaged in the sale of fixed rate annuity products.

     In 2001, the Bank opened one new commercial banking office which is located in Deer Park, Long Island. In January 2002, the Bank closed its Cross Island Plaza office after fifteen months of operation because the available business opportunities were less than anticipated. In the coming years, the Bank will continue to search for favorable locations at which to establish new branches, with continued emphasis on the commercial banking unit type.

     In addition to the new branch office discussed above, the Bank has a main office located in Huntington, New York, eight other full service offices (Glen Head, Greenvale, Locust Valley, Northport, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury) and eleven commercial banking offices (Allen Boulevard, Bohemia, Garden City, Great Neck, Hauppauge, Hicksville, Lake Success, Mineola, New Highway, New Hyde Park, Valley Stream), all of which are in Nassau and Suffolk Counties.

      The Bank's revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

     The Bank did not commence, abandon, or significantly change any of its lines of business during 2001.

     The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of large banks, such as Citibank, J.P. Morgan Chase & Co., Bank of New York, and Fleet NA, and various Long Island based banks.

Lending Activities

     General. The Bank's loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including construction loans, commercial and residential mortgage loans, home equity loans and lines, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, or deposit accounts. Consumer loans include, among other things, auto loans, unsecured home improvement loans, secured and unsecured personal loans, overdraft checking lines, and VISA(R) credit cards.

     The Bank makes both fixed and variable rate loans. Variable rate loans are tied to and reprice with changes in the Bank's prime interest rate, The Wall Street Journal prime interest rate, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rate. Commercial mortgage loans are made with terms usually not in excess of fifteen years, while the maximum term on residential mortgage loans is thirty years. Commercial and consumer loans generally mature within five years. The Bank's current practice is to usually lend no more than 75% of appraised value on residential mortgage loans, 65% on home equity lines and 70% on commercial mortgage loans.

     The risks inherent in the Bank's loan portfolio primarily stem from the following factors relating to borrower size, geographic concentration, and environmental contamination: first, loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls; second, the ability of many of the Bank's borrowers to repay their loans can be dependent on the strength of the local economy; and finally, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on, among other things, the strength of the Long Island real estate market and the condition of the property including the absence of environmental contamination. The Bank does not have any significant industry concentrations or any foreign loans.

     Except home equity products, loans from $300,000 to $750,000 require the approval of the Management Loan Committee (home equity loans and lines have more stringent approval requirements). All loans in excess of $750,000 require the approval of the Management Loan Committee and two members of the Board Loan Committee, one of whom must be a non-management director.

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

     Real Estate Mortgage and Home Equity Loans and Lines. The Bank makes residential and commercial mortgage loans and home equity loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity loans and lines will be considered for approval provided they have satisfactory credit history and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, generally have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. If the source of repayment is rental income, such income must be more than sufficient to amortize the debt.

     In processing requests for commercial mortgage loans, the Bank almost always requires an environmental assessment to identify the possibility of environmental contamination. The extent of the assessment procedures varies from property to property and is based on factors such as whether or not the subject property is an industrial building or has a suspected environmental risk based on current or past use.

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

     Consumer Loans and Lines. The Bank makes auto loans, home improvement loans, and other consumer loans, establishes revolving overdraft lines of credit, and issues VISA(R) credit cards. Consumer loans and lines may be secured or unsecured. Consumer loans are generally made on an installment basis over terms not exceeding five years. In reviewing loans and lines for approval, the Bank considers, among other things, ability to repay, stability of employment and residence, and past credit history.

     Past Due, Nonaccrual, and Restructured Loans. Selected information about the Bank's past due, nonaccrual, and restructured loans can be found in "Note C
- Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     The accrual of interest on loans is generally discontinued when principal or interest payments become past due 90 days or more. As of December 31, 2001, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in "Note C" to its consolidated financial statements.

     Economic conditions in the Bank's market area were favorable during the 2001 year. Future levels of past due, nonperforming, and restructured loans will be affected by the strength of the local economy.

     Allowance for Loan Losses. The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated inherent losses in the Bank's loan portfolio. Changes in the Bank's allowance for loan losses for each of the five years in the period ended December 31, 2001 and the allocation of the Bank's allowance for loan losses by loan type at the end of each of these years can be found in "Note C - Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

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

       The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, local economic conditions. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 79% of total loans outstanding at December 31, 2001. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

  Investment Activities

     General. The investment policy of the Bank, as approved by the Board of Directors and supervised by both the Board and the Management Investment Committee, is intended to promote investment practices which are both safe and sound and in full compliance with the Federal Financial Institutions Examination Council (FFIEC) Supervisory Policy Statement on Investment Securities and End-User Derivative Activities and all other applicable regulations. Investment authority will be granted and amended as is necessary by the Board of Directors.

     The Bank's investment decisions seek to maximize income while keeping both credit and market risk at acceptable levels, provide for the Bank's liquidity needs, assist in managing interest rate sensitivity, and provide securities that can be pledged, as needed, to secure deposits or borrowing lines.

     The Bank's investment policy limits individual maturities to fifteen years and average lives, in the case of collateralized mortgage obligations (CMOs) and other mortgage-backed securities, to 10 years. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1. In addition, management periodically reviews issuer credit ratings for all securities in the Bank's portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate. The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

     At December 31, 2001, the Bank had net unrealized gains of $5,455,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $5,856,000 and gross unrealized losses of $401,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. The Bank intends and expects to be able to hold these securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

     Portfolio Composition. The composition of the Bank's investment portfolio can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     Maturity Information. The maturities and weighted average yields of the Bank's investment securities at December 31, 2001 can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     The Bank received dividends on its Federal Reserve Bank stock of $6,924 in 2002 representing a yield of 6.00%.

Sources of Funds

     General. The Bank's primary sources of funds are deposits, maturity and redemption of investment securities, interest earned on investment securities and federal funds sold, collection of principal and interest on loans, retained earnings, and other funds provided from operations.

     The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including "First Class", "Prime", regular, budget, senior citizen and special checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking, including interest on lawyer accounts (IOLA); escrow service accounts; rent security accounts; three money-market-type products, including a traditional money market savings account, "Select Savings" - a statement savings account that earns a money market rate, and "Diamond Savings"
- a passbook savings account that earns a money market rate; traditional statement savings; traditional passbook savings; savings certificates (3 month, 6 month and 1 to 6 year terms); large and jumbo certificates; holiday club accounts; and individual retirement accounts (savings certificates with terms of 1 to 6 years).

     Total certificates of deposits, the majority of which mature within one year, were $34,618,000, or 5.7% of total deposits, at December 31, 2001. Certificates of deposit in amounts of $100,000 or more were $13,596,000 at December 31, 2001, or 2.2% of total deposits.

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

     Remaining Maturities of Time Deposits. The remaining maturities of the Bank's time deposits in amounts of $100,000 or more at December 31, 2001 can be found in "Note E - Deposits" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

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

Employees

     As of December 31, 2001, the Bank had 187 full-time equivalent employees and considers employee relations to be satisfactory. Employees of the Bank are not represented by a collective bargaining unit.

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

     The Bank's designated main office is located at 253 New York Avenue, Huntington, New York. Including the main office, the Bank owns a total of ten buildings in fee and occupies thirteen other facilities under lease arrangements. All of the facilities owned or leased by the Bank are in Nassau, Suffolk Counties New York.

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

     None were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "FLIC". The table appearing on page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2001 showing the high and low sales prices, by quarter, for the years ended December 31, 2001 and 2000 is incorporated herein by reference.

     On March 12, 2002, there were 2,788,564 shares of the Corporation's common stock outstanding with 705 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

     During 2001 and 2000, the Corporation declared semi-annual cash dividends aggregating $.81 and $.72 per share, respectively.

     Trading in the Corporation's common stock is limited. The total trading volume for 2001 as reported by Nasdaq was 356,272 shares, with an average daily volume of 1,437 shares. During 2001, the Corporation purchased 118,951 shares under its share repurchase program, 84,000 of which were purchased in market transactions. These market purchases represent approximately 24% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

      For a further discussion of the Corporation's share repurchase program, including its impact on earnings per share, please see the "Overview" and "Capital" sections of Management's Discussion and Analysis of Financial
Condition and Results of Operations and "Note A" to the Corporation's consolidated financial statements, both of which are included in the Corporations Annual Report to Shareholders for the fiscal year ended December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

     "Selected Financial Data" appearing on page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2001 is incorporated herein by reference.

     The Corporation's dividend payout ratio was 23.14%, 22.86% and 19.81% for 2001, 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 through 18 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2001 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing on pages 16 through 18 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2001 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent public accountants appearing on pages 20 through 42 of Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "ELECTION OF DIRECTORS" appearing on pages 3 through 5 and "MANAGEMENT" appearing on page 8 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2002 are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     "COMPENSATION OF DIRECTORS", "BOARD COMPENSATION COMMITTEE REPORT", "COMPENSATION OF EXECUTIVE OFFICERS", "SUMMARY COMPENSATION TABLE", "COMPENSATION PURSUANT TO PLANS", and "PERFORMANCE GRAPH" appearing on pages 5 and 6 and 9 through 18 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2002 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" appearing on Pages 1 through 3 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "TRANSACTIONS WITH MANAGEMENT AND OTHERS" appearing on pages 18 and 19 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2002 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

     The following consolidated financial statements of the Corporation and its subsidiary, and Report of Independent Public Accountants thereon, as required by
Item 8 of this report are incorporated herein by reference.

o    Consolidated Balance Sheets - December 31, 2001 and 2000

o    Consolidated Statements of Income - Years ended December 31, 2001, 2000 and
     1999

o Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999

o Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

o    Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

     None Applicable.

(a) 3. Listing of Exhibits

     The following exhibits are submitted herewith.

Exhibit No.  Name                                              Exhibits
-----------  ----                                              --------

3(i)         Certificate of Incorporation, as amended          *

3(ii)        By-laws, as amended                               **

10.1         Incentive Compensation Plan                       ***

10.2         1986 Stock Option and Appreciation  Rights
             Plan                                              ****

10.3         1996 Stock Option and Appreciation  Rights
             Plan                                              *****

Exhibit No.  Name                                              Exhibits
-----------  ----                                              --------

10.4         Amendment   to  1996   Stock   Option  and
             Appreciation  Rights  Plan dated  February
             20, 2001                                          ******

10.5         Employment  Agreement  between  Registrant
             and J. William Johnson,  dated January 31,
             1996,   as  amended   December  18,  1996,
             January 2, 1998, and January 6, 1999              *******

10.6         Employment  Agreement  between  Registrant
             and Arthur J. Lupinacci, Jr. dated July 1,
             1999                                              ********

10.7         Employment  Agreement  between  Registrant
             and Donald L. Manfredonia dated January 1,
             2002                                              Included herein

10.8         Employment  Agreement  between  Registrant
             and Joseph G. Perri, dated January 1, 2002        Included herein

10.9         Special   Severance    Agreement   between
             Registrant and Richard Kick, dated January
             1, 2002                                           Included herein

10.10        Special   Severance    Agreement   between
             Registrant  and  Mark  D.  Curtis,   dated
             January 1, 2002                                   Included herein

10.11        Special   Severance    Agreement   between
             Registrant  and  Brian  J.  Keeney,  dated
             January 1, 2002                                   Included herein

13           Registrant's Annual Report to Shareholders
             for the  fiscal  year ended  December  31,
             2001                                              Included herein

21           Subsidiary of Registrant                          Included herein

23           Consent of Independent Public Accountants         Included herein

99.1         Notice of 2002  Annual  Meeting  and Proxy
             Statement                                         *********

99.2         Letter to Commission Pursuant to Temporary
             Note 3T                                           Included herein

*Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

**Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 3(ii), which exhibit is incorporated herein by reference.

***"Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 13 and 9, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2002 are incorporated herein by reference.

****Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

*****Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

******Previously filed as part of Report on Form 10-K for 2000, filed on March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.

*******Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson's employment agreement each involved an increase in Mr. Johnson's base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. Mr. Johnson's current base annual salary is disclosed in
Exhibit 99 to this Form 10-K filing.

********Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 10.5, which exhibit is incorporated herein by reference. Mr. Lupinacci's current base annual salary is disclosed in Exhibit 99 to this Form 10-K filing.

*********The   Corporation's   Proxy   Statement  for  its  Annual   Meeting  of
Stockholders to be held April 16, 2002 was submitted in electronic format on March 6, 2002 and is incorporated herein by reference.

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

                                           THE FIRST OF LONG ISLAND CORPORATION
                                               (Registrant)

Dated: March 28, 2002                      By /s/ J. WILLIAM JOHNSON
                                              ----------------------------------
                                              J. WILLIAM JOHNSON, President
                                              (principal executive officer)

                                           By /s/ MARK D. CURTIS
                                              ----------------------------------
                                              MARK D. CURTIS, Senior Vice
                                              President and Treasurer
                                              (principal financial officer and
                                              principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures                                 Titles                 Date
----------                                 ------                 ----


/s/ J. WILLIAM JOHNSON              President, Chairman           MARCH 28, 2002
---------------------------         of the Board, Chief
J. William Johnson                  Executive Officer


/s/ ALLEN E. BUSCHING               Director                      MARCH 28, 2002
---------------------------
Allen E. Busching


/s/ PAUL T. CANARICK                Director                      MARCH 28, 2002
---------------------------
Paul T. Canarick


/s/ BEVERLY ANN GEHLMEYER           Director                      MARCH 28, 2002
---------------------------
Beverly Ann Gehlmeyer


/s/ HOWARD THOMAS HOGAN, JR.        Director                      MARCH 28, 2002
---------------------------
Howard Thomas Hogan, Jr.


/s/ J. DOUGLAS MAXWELL, JR.         Director                      MARCH 28, 2002
---------------------------
J. Douglas Maxwell, Jr.


/s/ JOHN R. MILLER III              Director                      MARCH 28, 2002
---------------------------
John R. Miller III


/s/ WALTER C. TEAGLE III            Director                      MARCH 28, 2002
---------------------------
Walter C. Teagle III

                                  EXHIBIT INDEX


                                                                  EXHIBIT BEGINS
                                                                  ON SEQUENTIAL
EXHIBIT     DESCRIPTION                                              PAGE NO.
-------     -----------                                           --------------

3(i)       Certificate of Incorporation, as amended                  *

3(ii)      By-laws, as amended                                       **

10.1       Incentive Compensation Plan                               ***

10.2       1986 Stock Option and Appreciation Rights Plan            ****

10.3       1996 Stock Option and Appreciation Rights Plan            *****

10.4       Amendment to 1996 Stock Option and  Appreciation
           Rights Plan dated February 20, 2001                       ******

10.5       Employment  Agreement Between  Registrant and J.
           William  Johnson,  dated  January 31,  1996,  as
           amended December 18, 1996,  January 2, 1998, and
           January 6, 1999                                           *******

10.6       Employment   Agreement  between  Registrant  and
           Arthur J. Lupinacci, Jr., dated July 1, 1999              ********

10.7       Employment   Agreement  between  Registrant  and
           Donald L. Manfredonia, dated January 1, 2002                 10

10.8       Employment   Agreement  between  Registrant  and
           Joseph G. Perri, dated January 1, 2002                       15

10.9       Special Severance  Agreement between  Registrant
           and Richard Kick, dated January 1, 2002                      20

10.10      Special Severance  Agreement between  Registrant
           and Mark D. Curtis, dated January 1, 2002                    25

10.11      Special Severance  Agreement between  Registrant
           and Brian J. Keeney, dated January 1, 2002                   30

13         Registrant's  Annual Report to Shareholders  for
           the fiscal year ended December 31, 2001                      35

21         Subsidiary of Registrant                                     92

23         Consent of Independent Public Accountants                    94

99.1       Notice  of  2002   Annual   Meeting   and  Proxy
           Statement                                                 *********

99.2       Letter to Commission Pursuant to Temporary Note 3T           96

*Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

**Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 3(ii), which exhibit is incorporated herein by reference.

 *** "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 13 and 9, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2002 are incorporated herein by reference.

****Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

***** Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

****** Previously filed as part of Report on Form 10-K for 2000, filed on March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.

 ******* Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson's employment agreement each involved an increase in Mr. Johnson's base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. Mr. Johnson's current base annual salary is disclosed in Exhibit 99 to this Form 10-K filing.

******** Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 10.5, which exhibit is incorporated herein by reference. Mr. Lupinacci's current base annual salary is disclosed in Exhibit 99 to this Form 10-K filing.

*********The   Corporation's   Proxy   Statement  for  its  Annual   Meeting  of
Stockholders to be held April 16, 2002 was submitted in electronic format on March 6, 2002 and is incorporated herein by reference.