Form 10-Q
period 2002-03-31
FIRST OF LONG ISLAND CORP
filed 2002-05-09
CIK 740663

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                              OUTSTANDING AT APRIL 19, 2002
Common stock, par value                                      2,790,589
  $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION

                                 MARCH 31, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                        PAGE NO.


ITEM 1.  CONSOLIDATED BALANCE SHEETS
         MARCH 31, 2002 AND DECEMBER 31, 2001                               1

         CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS ENDED MARCH 31, 2002 AND 2001                         2

         CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' EQUITY
         THREE MONTHS ENDED MARCH 31, 2002 AND 2001                         3

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED MARCH 31, 2002 AND 2001                         4

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      6-13

PART II. OTHER INFORMATION                                                  14

SIGNATURES                                                                  15

                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31,     December 31,
                                                                      2002            2001
                                                                 -------------    -------------
Assets:
   Cash and due from banks ...................................   $  28,651,000    $  28,209,000
   Federal funds sold ........................................      55,000,000       27,000,000
                                                                 -------------    -------------
     Cash and cash equivalents ...............................      83,651,000       55,209,000
                                                                 -------------    -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $234,505,000 and $257,670,000) .........     229,977,000      252,215,000
          Available-for-sale, at fair value (amortized cost
             of $170,034,000 and $136,654,000) ...............     171,002,000      138,275,000
                                                                 -------------    -------------
                                                                   400,979,000      390,490,000
                                                                 -------------    -------------
   Loans:
          Commercial and industrial ..........................      38,239,000       40,993,000
          Secured by real estate .............................     191,520,000      179,905,000
          Consumer ...........................................       5,666,000        6,198,000
          Other ..............................................         713,000          593,000
                                                                 -------------    -------------
                                                                   236,138,000      227,689,000
          Unearned income ....................................      (1,029,000)      (1,001,000)
                                                                 -------------    -------------
                                                                   235,109,000      226,688,000
          Allowance for loan losses ..........................      (2,108,000)      (2,020,000)
                                                                 -------------    -------------
                                                                   233,001,000      224,668,000
                                                                 -------------    -------------

   Bank premises and equipment, net ..........................       6,805,000        7,156,000
   Prepaid income taxes ......................................              --            1,000
   Other assets ..............................................       6,838,000        6,557,000
                                                                 -------------    -------------
                                                                 $ 731,274,000    $ 684,081,000
                                                                 =============    =============
Liabilities:
   Deposits:
          Checking ...........................................   $ 241,058,000    $ 222,822,000
          Savings and money market ...........................     377,239,000      347,430,000
          Time, other ........................................      20,060,000       21,022,000
          Time, $100,000 and over ............................      13,162,000       13,596,000
                                                                 -------------    -------------
                                                                   651,519,000      604,870,000
   Accrued expenses and other liabilities ....................       2,081,000        3,968,000
   Current income taxes payable ..............................         675,000               --
   Deferred income taxes payable .............................         260,000          497,000
                                                                 -------------    -------------
                                                                   654,535,000      609,335,000
                                                                 -------------    -------------

Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 2,790,589  and 2,792,902 shares         279,000          279,000
   Surplus ...................................................         684,000          955,000
   Retained earnings .........................................      75,198,000       72,550,000
                                                                 -------------    -------------
                                                                    76,161,000       73,784,000
   Accumulated other comprehensive income net of tax .........         578,000          962,000
                                                                 -------------    -------------
                                                                    76,739,000       74,746,000
                                                                 -------------    -------------
                                                                 $ 731,274,000    $ 684,081,000
                                                                 =============    =============

See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  2002          2001
                                                               ----------   ----------
Interest income:
    Loans ..................................................   $3,977,000   $4,283,000
    Investment securities:
        Taxable ............................................    3,222,000    3,058,000
        Nontaxable .........................................    1,438,000    1,244,000
    Federal funds sold .....................................      167,000    1,296,000
                                                               ----------   ----------
                                                                8,804,000    9,881,000
                                                               ----------   ----------
Interest expense:
    Savings and money market deposits ......................    1,028,000    2,601,000
    Time deposits ..........................................      190,000      526,000
                                                               ----------   ----------
                                                                1,218,000    3,127,000
                                                               ----------   ----------
        Net interest income ................................    7,586,000    6,754,000
Provision for loan losses ..................................      100,000           --
                                                               ----------   ----------
Net interest income after provision for loan losses ........    7,486,000    6,754,000
                                                               ----------   ----------

Noninterest income:
    Trust Department income ................................      284,000      316,000
    Service charges on deposit accounts ....................      895,000      853,000
    Other ..................................................      150,000      111,000
                                                               ----------   ----------
                                                                1,329,000    1,280,000
                                                               ----------   ----------
Noninterest expense:
    Salaries ...............................................    2,393,000    2,199,000
    Employee benefits ......................................    1,052,000      906,000
    Occupancy and equipment expense ........................      744,000      748,000
    Other operating expenses ...............................    1,112,000    1,042,000
                                                               ----------   ----------
                                                                5,301,000    4,895,000
                                                               ----------   ----------

        Income before income taxes .........................    3,514,000    3,139,000
Income tax expense .........................................      866,000      804,000
                                                               ----------   ----------
        Net income .........................................   $2,648,000   $2,335,000
                                                               ==========   ==========

Weighted average:
    Common shares ..........................................    2,790,962    2,888,359
    Dilutive stock options .................................       31,937       42,597
                                                               ----------   ----------
                                                                2,822,899    2,930,956
                                                               ==========   ==========

Earnings per share:
    Basic ..................................................   $      .95   $      .81
                                                               ==========   ==========
    Diluted ................................................   $      .94   $      .80
                                                               ==========   ==========

See notes to consolidated financial statements

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                Three Months Ended March 31, 2002
                                   --------------------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                                                          Other
                                         Common Stock                        Compre-                     Compre-
                                   ----------------------                    hensive       Retained      hensive
                                     Shares        Amount      Surplus       Income        Earnings       Income       Total
                                   ---------    ---------    ---------    -----------   ------------   ---------   ------------
Balance, January 1, 2002 ........  2,792,902    $ 279,000    $ 955,000                  $ 72,550,000   $ 962,000   $ 74,746,000
  Net Income ....................                                         $ 2,648,000      2,648,000                  2,648,000
  Repurchase and retirement
  of common stock ...............    (10,777)      (1,000)    (400,000)                                                (401,000)
  Exercise of stock options .....      8,464        1,000      127,000                                                  128,000
  Tax benefit of stock options ..                                2,000                                                    2,000
  Unrealized losses on available-
    for-sale-securities, net of
    income taxes ................                                            (384,000)                  (384,000)      (384,000)
                                                                          -----------
  Comprehensive income ..........                                         $ 2,264,000
                                   ---------    ---------    ---------    ===========   ------------   ---------   ------------
Balance, March 31, 2002 .........  2,790,589    $ 279,000    $ 684,000                  $ 75,198,000   $ 578,000   $ 76,739,000
                                   =========    =========    =========                  ============   =========   ============


                                                                Three Months Ended March 31, 2001
                                   --------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                         Common Stock                          Compre-                    Compre-
                                   ----------------------                      hensive      Retained      hensive
                                     Shares        Amount      Surplus         Income       Earnings      Income         Total
                                   ---------    ---------    ---------      -----------   -----------   ----------   ------------
Balance, January 1, 2001 .......   2,892,549    $ 289,000    $ 1,188,000                  $68,737,000   $  652,000   $ 70,866,000
  Net Income ...................                                            $ 2,335,000     2,335,000                   2,335,000
  Repurchase and retirement
  of common stock ..............     (22,500)      (2,000)      (872,000)                                                (874,000)
  Exercise of stock options ....       3,677           --         70,000                                                   70,000
  Unrealized gains on available-
    for-sale-securities, net of
    income taxes ...............                                                603,000                    603,000        603,000
                                                                            -----------
  Comprehensive income .........                                            $ 2,938,000
                                   ---------    ---------    -----------    ===========   ------------  ----------   ------------
Balance, March 31, 2001 ........   2,873,726    $ 287,000    $   386,000                  $71,072,000   $1,255,000   $ 73,000,000
                                   =========    =========    ===========                  ===========   ==========   ============

See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three Months Ended March 31,
                                                                                -----------------------------
Increase (Decrease) in Cash and Cash Equivalents                                    2002            2001
                                                                                ------------    -------------
Cash Flows From Operating Activities:
  Net income ................................................................   $  2,648,000    $   2,335,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses .............................................        100,000               --
      Deferred income tax provision (credit) ................................         31,000          (17,000)
      Depreciation and amortization .........................................        320,000          309,000
      Premium amortization (discount accretion) on investment securities, net        601,000         (127,000)
      Decrease in prepaid income taxes ......................................          1,000               --
      Increase in other assets ..............................................       (281,000)         (94,000)
      Decrease in accrued expenses and other liabilities ....................       (627,000)      (1,097,000)
      Increase in income taxes payable ......................................        678,000          694,000
                                                                                ------------    -------------
        Net cash provided by operating activities ...........................      3,471,000        2,003,000
                                                                                ------------    -------------

Cash Flows From Investing Activities:
  Proceeds from maturities and redemptions of investment securities:
    Held-to-maturity ........................................................     49,148,000       72,145,000
    Available-for-sale ......................................................      2,350,000        2,345,000
  Purchase of investment securities:
    Held-to-maturity ........................................................    (27,232,000)     (75,893,000)
    Available-for-sale ......................................................    (36,009,000)     (10,840,000)
  Net increase in loans to customers ........................................     (8,433,000)      (4,019,000)
  Purchases of bank premises and equipment ..................................        (32,000)        (310,000)
  Proceeds from sale of equipment ...........................................          3,000               --
                                                                                ------------    -------------
        Net cash used in investing activities ...............................    (20,205,000)     (16,572,000)
                                                                                ------------    -------------

Cash Flows From Financing Activities:
  Net increase in total deposits ............................................     46,649,000       11,020,000
  Proceeds from exercise of stock options ...................................        128,000           70,000
  Repurchase and retirement of common stock .................................       (401,000)        (874,000)
  Cash dividends paid .......................................................     (1,200,000)      (1,099,000)
                                                                                ------------    -------------
        Net cash provided by financing activities ...........................     45,176,000        9,117,000
                                                                                ------------    -------------
Net increase (decrease) in cash and cash equivalents ........................     28,442,000       (5,452,000)
Cash and cash equivalents, beginning of year ................................     55,209,000      111,672,000
                                                                                ------------    -------------
Cash and cash equivalents, end of period ....................................   $ 83,651,000    $ 106,220,000
                                                                                ============    =============

Supplemental Schedule of Noncash:
Investing Activities
  Unrealized gains (losses) on available-for-sale securities ................   $   (653,000)   $   1,015,000
  Writeoff of premises and equipment against reserve ........................         60,000               --

Financing Activities
  Tax benefit from exercise of employee stock options .......................          2,000               --


The Corporation made interest payments of $1,237,000 and $3,145,000 and income tax payments of $157,000 and $126,000 in 2002 and 2001, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                 MARCH 31, 2002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

     The consolidated financial information included herein as of and for the periods ended March 31, 2002 and 2001 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2001 consolidated balance sheet was derived from the Company's December 31, 2001 audited consolidated financial statements.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 supersedes Accounting Principals Board Opinion No. 17, "Intangible Assets" ("APB No. 17"). At January 1, 2002, the Corporation had goodwill of $220,000. As of March 31, 2002, goodwill was not considered to be impaired under SFAS No. 142 and accordingly no goodwill impairment loss was recorded for the first quarter of 2002. In the first quarter of 2001, and under the provisions of APB No. 17, the Corporation recorded goodwill amortization of $5,000.

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

Overview

     The Corporation earned $.94 per share for the first quarter of 2002 as compared to $.80 for the same quarter last year, an increase of approximately 18%. Based on net income of $2,648,000, the Corporation returned 1.53% on average total assets and 14.11% on average total equity. This compares to returns on assets and equity of 1.51% and 13.22%, respectively, for the same quarter last year. Total assets and deposits each grew by approximately 15% when comparing balances at March 31, 2002 to those at March 31, 2001. In addition, during this same time period and despite cash dividends and continued purchases under the Corporation's stock repurchase program, total capital before unrealized gains and losses on available-for-sale securities grew by approximately 6%. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

     Overwhelmingly, the most important reason for the growth in earnings for the first quarter of 2002 when compared to the same quarter last year was a very substantial growth in checking balances. Other contributing factors were loan growth and growth in money market type balances. The positive impact of these items was partially offset by increases in salaries and employee benefits expense.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.


                                                               Three Months Ended March 31,
                                    -----------------------------------------------------------------------
                                                      2002                                      2001
                                    ---------------------------------------  ------------------------------
                                     Average                 Average     Average                   Average
                                     Balance      Interest     Rate      Balance     Interest       Rate
                                    ---------     --------     ----     --------     --------      ------
                                                                  (dollars in thousands)
Assets

Federal funds sold ..............   $  40,033      $   167      1.69%  $  93,981      $ 1,296        5.59%
Investment Securities:
  Taxable .......................     268,815        3,222      4.86     197,240        3,058        6.29
  Nontaxable (1) ................     124,723        2,179      6.99     107,064        1,885        7.04
Loans (1)(2) ....................     228,377        3,982      7.07     194,558        4,294        8.95
                                    ---------      -------   -------   ---------      -------      ------
Total interest-earning assets ...     661,948        9,550      5.83     592,843       10,533        7.19
                                                   -------   -------                  -------      ------
Allowance for loan losses .......      (2,037)                            (1,945)
                                    ---------                          ---------
Net interest-earning assets .....     659,911                            590,898
Cash and due from banks .........      29,951                             22,918
Premises and equipment, net .....       6,984                              7,025
Other assets ....................       5,764                              5,697
                                    ---------                          ---------
                                    $ 702,610                          $ 626,538
                                    =========                          =========

Liabilities and
  Stockholders' Equity

Savings and money market deposits   $ 362,874        1,028      1.15   $ 318,763        2,601        3.31
Time deposits ...................      34,754          190      2.22      43,837          526        4.87
                                    ---------      -------   -------   ---------      -------      ------
Total interest-bearing deposits .     397,628        1,218      1.24     362,600        3,127        3.50
                                    ---------      -------   -------   ---------      -------      ------

Checking deposits (3) ...........     225,261                            188,581
Other liabilities ...............       3,627                              3,713
                                    ---------                          ---------
                                      626,516                            554,894
Stockholders' equity ............      76,094                             71,644
                                    ---------                          ---------
                                    $ 702,610                          $ 626,538
                                    =========                          =========

Net interest income (1) .........                  $ 8,332                            $ 7,406
                                                   =======                            =======
Net interest spread (1) .........                               4.59%                                3.69%
                                                                ====                                 ====
Net interest yield (1) ..........                               5.10%                                5.07%
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


                                              Three Months Ended March 31,
                                      -----------------------------------------
                                                    2002 Versus 2001
                                         Increase (decrease) due to changes in:
                                      -----------------------------------------
                                                              Rate/       Net
                                       Volume        Rate   Volume(2)    Change
                                       ------        ----   ---------    ------
                                                  (in thousands)
Interest Income:
Federal funds sold... ............    $  (744)    $  (904)    $ 519     $(1,129)
Investment securities:
  Taxable... .....................      1,110        (694)     (252)        164
  Nontaxable (1)... ..............        311         (15)       (2)        294
Loans (1) ........................        746        (902)     (156)       (312)
                                      -------     -------     -----     -------
Total interest income ............      1,423      (2,515)      109        (983)
                                      -------     -------     -----     -------

Interest Expense:
Savings and money
  market deposits ................        360      (1,698)     (235)     (1,573)
Time deposits ....................       (109)       (286)       59        (336)
                                      -------     -------     -----     -------
Total interest expense ...........        251      (1,984)     (176)     (1,909)
                                      -------     -------     -----     -------
Increase (decrease) in net
  interest income ................    $ 1,172     $  (531)    $ 285     $   926
                                      =======     =======     =====     =======

(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

     Net interest income on a tax-equivalent basis increased by $926,000, or 12.5%, from $7,406,000 for the first quarter of 2001 to $8,332,000 for the same quarter this year. As can be seen from the above rate/volume analysis, the increase is largely comprised of a positive volume variance of $1,172,000 and a negative rate variance of $531,000.

     The positive volume variance was largely caused by substantial growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first quarter of 2002 to the same quarter last year, average checking deposits increased by $36,680,000, or approximately 19.5%. The growth was amplified by the fact that during the first quarter of 2002 the Bank experienced atypical growth in checking balances as compared to a typical first quarter decline experienced in the same quarter last year.

     Also making a contribution to the positive volume variance was growth in money market type deposits and the use of such funds to purchase investment securities. When comparing the first quarter of 2002 to the same quarter last year, average money market type deposits increased by $31,001,000, or 13.2%. The largest components of this increase were growth in "Select Savings", a statement savings account that earns a higher money market rate, and nonpersonal money market accounts.

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

     The Bank's new business program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first quarter of 2002 to the same quarter last year, and competitive pricing and customer demographics are believed to be important factors with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and local economic conditions.

     The Bank's net interest spread and yield increased from 3.69% and 5.07%, respectively, for the first quarter of 2001 to 4.59% and 5.10%, respectively, for the current quarter. It would appear that the principal causes of the increases in net interest spread and net interest yield were the significant decline in short-term interest rates experienced during 2001 and the change in the mix of interest-earning assets.

     The mix change was primarily caused by strong loan demand as well as management's decision to take advantage of the steep slope of the current yield curve by reducing the Bank's overnight position in federal funds sold and increasing the size of the Bank's short-term U.S. Treasury portfolio. Although the yield on the short term U.S. Treasury portfolio is greater than funds, it is less than the yield on the longer-term securities in the Bank's taxable portfolio and is the primary reason that the average rate earned on the taxable investment securities portfolio decreased from 6.29% in the first quarter of 2001 to 4.86% for the current quarter.

Allowance and Provision For Loan Losses

     The allowance for loan losses grew by $88,000 during the quarter, amounting to $2,108,000 at March 31, 2002 as compared to $2,020,000 at December 31, 2001.
The allowance represented approximately .9% of total loans at each date. During the first quarter of 2002, the Bank had loan chargeoffs and recoveries of $26,000 and $14,000, respectively, and recorded a $100,000 provision for loan losses. The provision was necessitated by growth in the portfolio and the resulting impact on required pool reserves.

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

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 81% of total loans outstanding at March 31, 2002. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at March 31, 2002 and December 31, 2001 are as follows:

                                                         March 31,  December 31,
                                                           2002         2001
                                                         ---------    --------
                                                         (dollars in thousands)

Nonaccruing loans .....................................  $     42     $    105
Foreclosed real estate ................................        --           --
                                                         --------     --------
  Total nonperforming assets ..........................        42          105
Troubled debt restructurings ..........................        --           10
Loans past due 90 days or more as to
  principal or interest payments and still accruing ...       225          236
                                                         --------     --------
  Total risk elements .................................  $    267     $    351
                                                         ========     ========

Nonaccruing loans as a percentage of total loans ......       .02%         .05%
                                                         ========     ========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ..........................       .02%         .05%
                                                         ========     ========
Risk elements as a percentage of total loans and
  foreclosed real estate ..............................       .11%         .15%
                                                         ========     ========


Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income includes service charges on deposit accounts, Trust Department income, and all other items of income, other than interest, resulting from the business activities of the Corporation. When comparing the first quarter of 2002 to the same quarter last year, there were no significant changes in the components of noninterest income.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $406,000, or 8.3%, from $4,895,000 for the first quarter of 2001 to $5,301,000 for the current quarter. The increase is primarily comprised of an increase in salaries of $194,000, or 8.8%, and an increase in employee benefits expense of $146,000, or 16.1%.

     The increase in salaries is attributable to normal annual salary adjustments and additions to staff. The increase in employee benefits expense is largely attributable to increases in the cost of health care insurance, retirement plan expense, profit sharing expense, and incentive compensation.

     Income tax expense as a percentage of book income was 24.6% for the first quarter of 2002 as compared to 25.6% for the same quarter last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 2002 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities.

Capital

     Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well-capitalized bank. The following table sets forth the Corporation's capital ratios at March 31, 2002 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at March 31, 2002 substantially exceed the requirements for a well-capitalized bank.

                                                                 Regulatory Standards
                                             Corporation's     -------------------------
                                            Capital Ratios at     Well       Adequately
                                             March 31, 2002    Capitalized  Capitalized
                                             --------------    -----------  -----------
     Total  Risk-Based Capital Ratio ......     29.32%           10.00%         8.00%
     Tier 1 Risk-Based Capital Ratio ......     28.52             6.00          4.00
     Tier 1 Leverage Capital Ratio ........     10.85             5.00          4.00

      Total stockholders' equity increased by $1,993,000, or from $74,746,000 at December 31, 2001 to $76,739,000 at March 31, 2002. The increase in stockholders' equity is primarily attributable to net income of $2,648,000 less unrealized losses on available-for-sale securities of $384,000 and less stock repurchases amounting to $401,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Under plans approved by the Board of Directors in 2001, the Corporation purchased 10,777 shares thus far in 2002 and can purchase 42,670 shares in the future.

     The stock repurchase program has been used by management to enhance earnings per share. When comparing the first quarter of 2002 to the same quarter last year, earnings per share are up 14 cents. Of the 14-cent increase, approximately 2 cents is attributable to shares repurchased in 2001 and thus far this year. On a full-year basis, these repurchases should add approximately 10 cents to earnings per share.

     Market Liquidity. Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended March 31, 2002 as reported by Nasdaq was 323,477 shares, with an average daily volume of 1,315 shares. During this same twelve month period, the Corporation purchased 107,228 shares under its share repurchase program, 58,200 of which were purchased in market transactions. These market purchases represent approximately 18% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

Cash Flows and Liquidity

     Cash Flows. During the first quarter of 2002, cash and cash equivalents increased by $28,442,000. This occurred primarily because the cash provided by checking growth, money market type deposit growth, and operations exceeded the cash used for loan and securities portfolio growth. First quarter growth in checking balances is atypical for the Bank.

     Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of two years or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and longer-term investment securities designated as available-for-sale. At March 31, 2002, the Corporation had $55,000,000 in federal funds sales, a short-term securities portfolio not subject to pledge agreements of $108,360,000, and longer-term available-for-sale securities not subject to pledge agreements of $81,938,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 94.9% of total deposits at March 31, 2002, while time deposits of $100,000 and over and other time deposits comprised only 2.0% and 3.1%, respectively.

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

     During 2001, there was a significant decrease in short-term interest rates as evidenced by a 475 basis point reduction in both the federal funds target rate and the Bank's prime lending rate. In addition, rates on intermediate term securities and loans also decreased but by much lesser amounts. During the first quarter of 2002, there were no further changes in short-term rates but intermediate-term rates increased as evidenced by increases of 53 basis points and 37 basis points in five and ten year U.S. Treasury yields, respectively.

     Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, a decrease in interest rates should initially have a positive impact on the Bank's net interest income. However, if the Bank does not decrease the rates paid on its money market type deposit accounts as quickly or in the same amount as market decreases in the overnight federal funds rate or the prime lending rate, the magnitude of the positive impact will decline and the positive impact may even be eliminated. In addition, rates may decrease to the point that the Bank can not reduce its money market rates any further.

     If interest rates decline and are sustained at the lower levels and, as a result, the Bank purchases securities and originates loans at yields lower than those maturing, the impact on net interest income should eventually be negative because 40% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

     Conversely, an immediate increase in interest rates should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its money market type deposit accounts as quickly or in the same amount as market increases in the overnight federal funds rate or the prime lending rate, the magnitude of the negative impact will decline and the negative impact may even be eliminated. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

     It is believed that the Corporation's exposure to interest rate risk has not changed materially since December 31, 2001.

Legislation

     Commercial checking deposits currently account for approximately 28% of the Bank's total deposits. Congress is considering legislation that would allow customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

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

PART II. OTHER INFORMATION

ITEM 1. NONE

ITEM 2. NONE

ITEM 3. NONE

ITEM 4. NONE

ITEM 5. STOCK REPURCHASE PROGRAM AND MARKET LIQUIDITY

     Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended March 31, 2002 as reported by Nasdaq was 323,477 shares, with an average daily volume of 1,315 shares. During this same twelve month period, the Corporation purchased 107,228 shares under its share repurchase program, 58,200 of which were purchased in market transactions. These market purchases represent approximately 18% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

     For a further discussion of the Corporation's share repurchase program, including its impact on earnings per share, please see the "Capital" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                            THE FIRST OF LONG ISLAND CORPORATION
                                            (Registrant)

DATE: May 8, 2002                           By /s/ J. WILLIAM JOHNSON
                                            -------------------------
                                             J. WILLIAM JOHNSON, PRESIDENT
                                            (principal executive officer)


                                            By /s/ MARK D. CURTIS
                                            -------------------------
                                            MARK D. CURTIS
                                            SENIOR VICE PRESIDENT AND TREASURER
                                            (principal financial and accounting
                                            officer)