Form 10-Q
period 2002-06-30
FIRST OF LONG ISLAND CORP
filed 2002-08-09
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________to_______________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                             OUTSTANDING AT August 5, 2002
-----                                             -----------------------------
Common stock, par value                                    4,181,439
   $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                  JUNE 30, 2002
                                      INDEX

PART I.      FINANCIAL INFORMATION                                      PAGE NO.
                                                                        --------
ITEM 1.      CONSOLIDATED BALANCE SHEETS
             JUNE 30, 2002 AND DECEMBER 31, 2001                          1

             CONSOLIDATED STATEMENTS OF INCOME
             SIX AND THREE MONTHS ENDED
                  JUNE 30, 2002 AND 2001                                  2

             CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED JUNE 30, 2002 AND 2001                      3

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2002 AND 2001                      4

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   5

 ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                6

PART II.     OTHER INFORMATION                                           14

SIGNATURES                                                               16

EXHIBITS                                                                 17

                     REVIEW BY INDEPENDENT PUBLIC ACCOUNTANT

Pursuant to the relief granted by the U.S. Securities and Exchange Commission to former auditing clients of Arthur Andersen LLP, this quarterly report includes financial statements which have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X. We expect that our new independent public accountant, Grant Thornton LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X. If, upon completion of the review, there is a change in financial statements contained in this quarterly report, we will amend this report to present the reviewed financial statements, and we will discuss in the amended report any material changes from the unreviewed financial statements contained in this report. Otherwise, we will state in our first quarterly report following completion of such review that the unreviewed financial statements contained in this report have subsequently been reviewed by an accountant other than Arthur Andersen LLP and that there were no material changes as a result of that review.

CONSOLIDATED BALANCE SHEETS

                                                                      June 30,      December 31,
                                                                        2002             2001
                                                                   -------------    -------------
Assets:
   Cash and due from banks .....................................   $  41,738,000    $  28,209,000
   Federal funds sold ..........................................      51,000,000       27,000,000
                                                                   -------------    -------------
     Cash and cash equivalents .................................      92,738,000       55,209,000
                                                                   -------------    -------------
   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $237,774,000 and $257,670,000) ...........     230,002,000      252,215,000
          Available-for-sale, at fair value (amortized cost
             of $174,447,000 and $136,654,000) .................     179,545,000      138,275,000
                                                                   -------------    -------------
                                                                     409,547,000      390,490,000
                                                                   -------------    -------------
   Loans:
          Commercial and industrial ............................      37,053,000       40,993,000
          Secured by real estate ...............................     202,769,000      179,905,000
          Consumer .............................................       7,223,000        6,198,000
          Other ................................................         272,000          593,000
                                                                   -------------    -------------
                                                                     247,317,000      227,689,000
          Unearned income ......................................      (1,044,000)      (1,001,000)
                                                                   -------------    -------------
                                                                     246,273,000      226,688,000
          Allowance for loan losses ............................      (2,179,000)      (2,020,000)
                                                                   -------------    -------------
                                                                     244,094,000      224,668,000
                                                                   -------------    -------------
   Bank premises and equipment, net ............................       6,632,000        7,156,000
   Prepaid income taxes ........................................              --            1,000
   Other assets ................................................       6,740,000        6,557,000
                                                                   -------------    -------------
                                                                   $ 759,751,000    $ 684,081,000
                                                                   =============    =============
Liabilities:
   Deposits:
          Checking .............................................   $ 241,371,000    $ 222,822,000
          Savings and money market .............................     395,138,000      347,430,000
          Time, other ..........................................      19,121,000       21,022,000
          Time, $100,000 and over ..............................      17,738,000       13,596,000
                                                                   -------------    -------------
                                                                     673,368,000      604,870,000
   Accrued expenses and other liabilities ......................       3,607,000        3,968,000
   Current income taxes payable ................................         225,000               --
   Deferred income taxes payable ...............................       1,881,000          497,000
                                                                   -------------    -------------
                                                                     679,081,000      609,335,000
                                                                   -------------    -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 4,175,613  and 2,792,902 shares..         417,000          279,000
   Surplus .....................................................         380,000          955,000
   Retained earnings ...........................................      76,829,000       72,550,000
                                                                   -------------    -------------
                                                                      77,626,000       73,784,000
   Accumulated other comprehensive income net of tax ...........       3,044,000          962,000
                                                                   -------------    -------------
                                                                      80,670,000       74,746,000
                                                                   -------------    -------------
                                                                   $ 759,751,000    $ 684,081,000
                                                                   =============    =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

                                                           Six Months Ended June 30,   Three Months Ended June 30,
                                                         ---------------------------   --------------------------
                                                              2002           2001          2002          2001
                                                         ------------    -----------   -----------    ----------
Interest income:
    Loans.............................................   $  8,209,000    $ 8,476,000   $ 4,232,000    $4,193,000
    Investment securities:
        Taxable.......................................      6,677,000      6,221,000     3,455,000     3,163,000
        Nontaxable ...................................      2,895,000      2,569,000     1,457,000     1,325,000
    Federal funds sold................................        361,000      2,185,000       194,000       889,000
                                                         ------------    -----------   -----------    ----------
                                                           18,142,000     19,451,000     9,338,000     9,570,000
                                                         ------------    -----------   -----------    ----------
Interest expense:
    Savings and money market deposits ................      2,122,000      4,690,000     1,094,000     2,089,000
    Time deposits.....................................        350,000        931,000       160,000       405,000
                                                         ------------    -----------   -----------    ----------
                                                            2,472,000      5,621,000     1,254,000     2,494,000
                                                         ------------    -----------   -----------    ----------
        Net interest income ..........................     15,670,000     13,830,000     8,084,000     7,076,000
Provision for loan losses ............................        150,000             --        50,000            --
                                                         ------------    -----------   -----------    ----------
Net interest income after provision for loan losses...     15,520,000     13,830,000     8,034,000     7,076,000
                                                         ------------    -----------   -----------    ----------

Noninterest income:
    Investment Division income........................        566,000        579,000       282,000       263,000
    Service charges on deposit accounts...............      1,905,000      1,764,000     1,010,000       911,000
    Net losses on sales of available-for-sale
    securities........................................        (12,000)            --       (12,000)           --
    Other ............................................        349,000        322,000       199,000       211,000
                                                         ------------    -----------   -----------    ----------
                                                            2,808,000      2,665,000     1,479,000     1,385,000
                                                         ------------    -----------   -----------    ----------
Noninterest expense:
    Salaries .........................................      4,852,000      4,435,000     2,459,000     2,236,000
    Employee benefits ................................      2,173,000      1,774,000     1,121,000       868,000
    Occupancy and equipment expense ..................      1,500,000      1,420,000       756,000       672,000
    Other operating expenses .........................      2,223,000      2,102,000     1,111,000     1,060,000
                                                         ------------    -----------   -----------    ----------
                                                           10,748,000      9,731,000     5,447,000     4,836,000
                                                         ------------    -----------   -----------    ----------

        Income before income taxes ...................      7,580,000      6,764,000     4,066,000     3,625,000
Income tax expense....................................      1,965,000      1,779,000     1,099,000       975,000
                                                         ------------    -----------   -----------    ----------
        Net income ...................................   $  5,615,000    $ 4,985,000   $ 2,967,000    $2,650,000
                                                         ============    ===========   ===========    ==========
Weighted average (Note 3):
    Common shares.....................................      4,184,331      4,312,232     4,182,222     4,291,923
    Dilutive stock options ...........................         47,856         61,859        47,805        59,823
                                                         ------------    -----------   -----------    ----------
                                                            4,232,187      4,374,091     4,230,027     4,351,746
                                                         ============    ===========   ===========    ==========
Earnings per share (Note 3):
    Basic.............................................   $       1.34    $      1.16   $       .71    $      .62
                                                         ============    ===========   ===========    ==========
    Diluted ..........................................   $       1.33    $      1.14   $       .70    $      .61
                                                         ============    ===========   ===========    ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       -------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30, 2002
                                       -------------------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other
                                           Common Stock                        Compre-                     Compre-
                                       ---------------------                   hensive       Retained      hensive
                                         Shares      Amount      Surplus        Income       Earnings       Income        Total
                                       ---------    --------   -----------    ----------   -----------    ----------   -----------
Balance, January 1, 2002 ...........   2,792,902    $279,000   $   955,000                 $72,550,000    $  962,000   $74,746,000
  Net Income .......................                                          $5,615,000     5,615,000                   5,615,000
  Repurchase and retirement
    of common stock ................     (18,223)     (2,000)     (723,000)                                               (725,000)
  Exercise of stock options ........       9,064       1,000       136,000                                                 137,000
  Tax benefit of stock options .....                                12,000                                                  12,000
  Unrealized gains on available-
    for-sale-securities, net of
      income taxes .................                                           2,082,000                   2,082,000     2,082,000
                                                                              ----------
  Comprehensive income .............                                          $7,697,000
                                                                              ==========
  3-for-2 stock split ..............   1,391,870     139,000                                  (139,000)                         --
  Cash dividends declared -
  $.43 per share ...................                                                        (1,197,000)                 (1,197,000)
                                       ---------    --------   -----------                 -----------    ----------   -----------
Balance, June 30, 2002 .............   4,175,613    $417,000   $   380,000                 $76,829,000    $3,044,000   $80,670,000
                                       =========    ========   ===========                 ===========    ==========   ===========

                                       -------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30, 2001
                                       -------------------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other
                                           Common Stock                        Compre-                     Compre-
                                       ---------------------                   hensive       Retained      hensive
                                         Shares      Amount      Surplus        Income       Earnings       Income        Total
                                       ---------    --------   -----------    ----------   -----------    ----------   -----------
Balance, January 1, 2001 ...........   2,892,549    $289,000   $ 1,188,000                 $68,737,000    $  652,000   $70,866,000
  Net Income .......................                                          $4,985,000     4,985,000                   4,985,000
  Repurchase and retirement
    of common stock ................     (58,830)     (6,000)   (2,299,000)                                             (2,305,000)
  Exercise of stock options ........      11,430       1,000       226,000                                                 227,000
  Unrealized gains on available-
    for-sale-securities, net of
      income taxes .................                                             411,000                     411,000       411,000
                                                                              ----------
  Comprehensive income .............                                          $5,396,000
                                                                              ==========
  Cash dividends declared -
  $.38 per share ...................                                                        (1,082,000)                 (1,082,000)
  Tax benefit of stock options .....                                31,000                                                  31,000
  Transfer from retained earnings
  to surplus .......................                             1,500,000                  (1,500,000)                         --
                                       ---------    --------   -----------                 -----------    ----------   -----------
Balance, June 30, 2001 .............   2,845,149    $284,000   $   646,000                 $71,140,000    $1,063,000   $73,133,000
                                       =========    ========   ===========                 ===========    ==========   ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended June 30,
                                                                            -----------------------------
Increase (Decrease) in Cash and Cash Equivalents                                 2002            2001
                                                                            ------------    -------------
Cash Flows From Operating Activities:
Net income ..............................................................   $  5,615,000    $   4,985,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses ...............................................        150,000               --
Deferred income tax credit ..............................................        (12,000)         (40,000)
Depreciation and amortization ...........................................        639,000          593,000
Premium amortization (discount accretion) on investment securities, net..      1,274,000          (50,000)
Net loss on sale of available-for-sale securities .......................         12,000               --
Decrease in prepaid income taxes ........................................          1,000               --
Increase in other assets ................................................       (183,000)        (165,000)
Decrease in accrued expenses and other liabilities ......................       (298,000)        (749,000)
Increase in income taxes payable ........................................        237,000          208,000
                                                                            ------------    -------------
Net cash provided by operating activities ...............................      7,435,000        4,782,000
                                                                            ------------    -------------

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities ....................        687,000               --
Proceeds from maturities and redemptions of investment securities:
  Held-to-maturity ......................................................     71,196,000      178,648,000
  Available-for-sale ....................................................      4,431,000        5,777,000
Purchase of investment securities:
  Held-to-maturity ......................................................    (49,657,000)    (172,667,000)
  Available-for-sale ....................................................    (43,522,000)     (18,049,000)
Net increase in loans to customers ......................................    (19,576,000)     (14,449,000)
Purchases of bank premises and equipment ................................       (178,000)        (687,000)
Proceeds from sale of equipment .........................................          3,000               --
                                                                            ------------    -------------
Net cash used in investing activities ...................................    (36,616,000)     (21,427,000)
                                                                            ------------    -------------

Cash Flows From Financing Activities:
Net increase in total deposits ..........................................     68,498,000       45,192,000
Proceeds from exercise of stock options .................................        137,000          227,000
Repurchase and retirement of common stock ...............................       (725,000)      (2,305,000)
Cash dividends paid .....................................................     (1,200,000)      (1,099,000)
                                                                            ------------    -------------
Net cash provided by financing activities ...............................     66,710,000       42,015,000
                                                                            ------------    -------------
Net increase in cash and cash equivalents ...............................     37,529,000       25,370,000
Cash and cash equivalents, beginning of year ............................     55,209,000      111,672,000
                                                                            ------------    -------------
Cash and cash equivalents, end of period ................................   $ 92,738,000    $ 137,042,000
                                                                            ============    =============

Supplemental Schedule of Noncash:
Investing Activities
  Unrealized gains on available-for-sale securities .....................   $  3,478,000    $     690,000
  Writeoff of premises and equipment against reserve ....................         60,000               --
Financing Activities
  Cash dividends payable ................................................      1,197,000        1,082,000
  Tax benefit from exercise of employee stock options ...................         12,000           31,000

The Corporation made interest payments of $2,497,000 and $5,733,000 and income tax payments of $1,738,000 and $1,611,000 in 2002 and 2001, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                  JUNE 30, 2002
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (collectively referred to as the "Corporation").

      The consolidated financial information included herein as of and for the periods ended June 30, 2002 and 2001 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2001 consolidated balance sheet was derived from the Company's December 31, 2001 audited consolidated financial statements.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

      On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB No. 17"). At January 1, 2002, the Corporation had goodwill of $220,000. No goodwill impairment loss was recorded for the first half of 2002. In the first half of 2001, and under the provisions of APB No. 17, the Corporation recorded goodwill amortization of $10,000.

3. STOCK SPLIT

      On June 18, 2002, the Corporation declared a 3-for-2 stock split to be paid by means of a 50% stock dividend on July 24, 2002. The effect of the split on the equity accounts of the Corporation has been estimated and recorded in the consolidated financial statements as of and for the six months ended June 30, 2002. In addition, all share and per share amounts included in the consolidated financial statements and management's discussion and analysis of financial condition and results of operations of have been adjusted to reflect the effect of the split.

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

Overview

      The Corporation earned $1.33 per share for the first half of 2002 as compared to $1.14 for the same period last year, an increase of approximately 17%. Based on net income of $5,615,000, the Corporation returned 1.58% on average total assets and 14.65% on average total equity. This compares to returns on assets and equity of 1.58% and 13.94%, respectively, for the same period last year. Total assets and deposits each grew by approximately 13% when comparing balances at June 30, 2002 to those at June 30, 2001. In addition, during this same time period and despite cash dividends and continued purchases under the Corporation's stock repurchase program, total capital before unrealized gains and losses on available-for-sale securities grew by approximately 8%. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

      Overwhelmingly, the most important reason for the growth in earnings for the first half of 2002 when compared to the same period last year was significant growth in checking balances. Other meaningful factors were loan growth and growth in money market type deposit balances. The positive impact of these items was partially offset by increases in salaries and employee benefits expense.

Net Interest Income

      Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                                    Six Months Ended June 30,
                                                             -----------------------------------------------------------------------
                                                                             2002                                2001
                                                             ----------------------------------   ----------------------------------
                                                              Average                  Average     Average                 Average
                                                              Balance     Interest      Rate       Balance      Interest     Rate
                                                             ---------    ---------   ---------   ---------    ---------   ---------
                                                                                      (dollars in thousands)
Assets
Federal funds sold .......................................   $  42,601    $     361        1.71%  $  88,392    $   2,185       4.98%
Investment Securities:
  Taxable ................................................     273,973        6,677        4.91     204,327        6,221       6.14
  Nontaxable (1) .........................................     125,626        4,386        6.98     110,758        3,892       7.03
Loans (1)(2) .............................................     234,256        8,218        7.07     197,523        8,495       8.67
                                                             ---------    ---------   ---------   ---------    ---------   ---------
Total interest-earning assets ............................     676,456       19,642        5.84     601,000       20,793       6.96
                                                                          ---------   ---------                ---------   ---------
Allowance for loan losses ................................      (2,085)                              (1,947)
                                                             ---------                            ---------
Net interest-earning assets ..............................     674,371                              599,053
Cash and due from banks ..................................      30,670                               23,228
Premises and equipment, net ..............................       6,866                                7,101
Other assets .............................................       5,924                                5,726
                                                             ---------                            ---------
                                                             $ 717,831                            $ 635,108
                                                             =========                            =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ........................   $ 371,447        2,122        1.15   $ 325,032        4,690       2.91
Time deposits ............................................      34,891          350        2.02      42,223          931       4.45
                                                             ---------    ---------   ---------   ---------    ---------   ---------
Total interest-bearing deposits ..........................     406,338        2,472        1.23     367,255        5,621       3.09
                                                             ---------    ---------   ---------   ---------    ---------   ---------
Checking deposits (3) ....................................     230,575                              191,967
Other liabilities ........................................       3,623                                3,798
                                                             ---------                            ---------
                                                               640,536                              563,020
Stockholders' equity .....................................      77,295                               72,088
                                                             ---------                            ---------
                                                             $ 717,831                            $ 635,108
                                                             =========                            =========

Net interest income (1) ..................................                $  17,170                            $  15,172
                                                                          =========                            =========
Net interest spread (1) ..................................                                 4.61%                               3.87%
                                                                                      =========                            =========
Net interest yield (1) ...................................                                 5.12%                               5.09%
                                                                                      =========                            =========

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

                                                Six Months Ended June 30,
                                      ------------------------------------------
                                                    2002 Versus 2001
                                        Increase (decrease) due to changes in:
                                      ------------------------------------------
                                                              Rate/        Net
                                      Volume       Rate      Volume(2)   Change
                                      -------     -------    --------    ------
                                                    (in thousands)
Interest Income:
Federal funds sold ................   $(1,132)    $(1,436)    $ 744     $(1,824)
Investment securities:
  Taxable .........................     2,120      (1,241)     (423)        456
  Nontaxable (1) ..................       523         (25)       (4)        494
Loans (1) .........................     1,580      (1,566)     (291)       (277)
                                      -------     -------     -----     -------
Total interest income .............     3,091      (4,268)       26      (1,151)
                                      -------     -------     -----     -------

Interest Expense:
Savings and money
  market deposits .................       670      (2,833)     (405)     (2,568)
Time deposits .....................      (162)       (507)       88        (581)
                                      -------     -------     -----     -------
Total interest expense ............       508      (3,340)     (317)     (3,149)
                                      -------     -------     -----     -------
Increase (decrease) in net
  interest income .................   $ 2,583     $  (928)    $ 343     $ 1,998
                                      =======     =======     =====     =======

(1)   Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

      Net interest income on a tax-equivalent basis increased by $1,998,000, or 13.2%, from $15,172,000 for the first half of 2001 to $17,170,000 for the same period this year. As can be seen from the above rate/volume analysis, the increase is largely comprised of a positive volume variance of $2,583,000 and a negative rate variance of $928,000.

      The positive volume variance was largely caused by substantial growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first half of 2002 to the same period last year, average checking deposits increased by $38,608,000, or approximately 20%.

      Also making a contribution to the positive volume variance was growth in money market type deposits and the use of such funds to purchase investment securities. When comparing the first half of 2002 to the same period last year, average money market type deposits increased by $34,685,000, or 14.4%. The largest components of this increase were growth in "Select Savings", a statement savings account that earns a higher money market rate, and nonpersonal money market accounts.

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

      The Bank's new business program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first half of 2002 to the same period last year, and competitive pricing and customer demographics are believed to be important factors with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and both national and local economic conditions.

      The Bank's net interest spread and yield increased from 3.87% and 5.09%, respectively, for the first half of 2001 to 4.61% and 5.12%, respectively, for the same period this year. It would appear that the principal causes of the increases in net interest spread and net interest yield were the significant decline in short-term interest rates experienced during 2001 and the change in the mix of interest-earning assets.

      The mix change was primarily caused by strong loan demand as well as management's decision to take advantage of the steep slope of the current yield curve by reducing the Bank's overnight position in federal funds sold and increasing the size of the Bank's short-term U.S. Treasury portfolio. The yield on the short term U.S. Treasury portfolio is less than the yield on the longer-term securities in the Bank's taxable portfolio and is the primary reason that the average rate earned on the taxable investment securities portfolio decreased from 6.14% in the first half of 2001 to 4.91% for the same period this year.

Allowance and Provision For Loan Losses

      The allowance for loan losses grew by $159,000 during the first six months of 2002, amounting to $2,179,000 at June 30, 2002 as compared to $2,020,000 at December 31, 2001. The allowance represented approximately .9% of total loans at each date. During the first half of 2002, the Bank had loan chargeoffs and recoveries of $28,000 and $37,000, respectively, and recorded a $150,000 provision for loan losses. The provision was necessary principally because of growth in the portfolio and the resulting impact on required pool reserves.

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

      The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. In addition, future provisions and chargeoffs could be affected by environmental impairment of properties securing the Bank's mortgage loans. Loans secured by real estate represent approximately 82% of total loans outstanding at June 30, 2002. Environmental audits for commercial mortgages were instituted by the

Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

      The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at June 30, 2002 and December 31, 2001 are as follows:

                                                         June 30,   December 31,
                                                           2002         2001
                                                         --------   ------------
                                                         (dollars in thousands)

Nonaccruing loans .....................................  $     42     $    105
Foreclosed real estate ................................        --           --
                                                         --------     --------
  Total nonperforming assets ..........................        42          105
Troubled debt restructurings ..........................        --           10
Loans past due 90 days or more as to
  principal or interest payments and still accruing ...       249          236
                                                         --------     --------
  Total risk elements .................................  $    291     $    351
                                                         ========     ========

Nonaccruing loans as a percentage of total loans ......       .02%         .05%
                                                         ========     ========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ..........................       .02%         .05%
                                                         ========     ========
Risk elements as a percentage of total loans and
  foreclosed real estate ..............................       .12%         .15%
                                                         ========     ========

Noninterest Income, Noninterest Expense, and Income Taxes

      Noninterest income includes service charges on deposit accounts, Investment Division income, and all other items of income, other than interest, resulting from the business activities of the Corporation. When comparing the first half of 2002 to the same period last year, service charges on deposit accounts increased by 8%. The increase is largely attributable to a revised service charge schedule which went into effect on March 1, 2002.

      Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $1,017,000, or 10.5%, from $9,731,000 for the first half of 2001 to $10,748,000 for the same period this year. The increase is primarily comprised of an increase in salaries of $417,000, or 9.4%, and an increase in employee benefits expense of $399,000, or 22.5%.

      The increase in salaries is attributable to normal annual salary adjustments and additions to staff. The increase in employee benefits expense is largely attributable to increases in the cost of health care insurance, profit sharing expense, and incentive compensation.

      Income tax expense as a percentage of book income was 25.9% for the first half of 2002 as compared to 26.3% for the same period last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the percentage for 2002 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities.

Results of Operations - Three Months Ended June 30, 2002 Versus June 30, 2001

      Net income for the second quarter of 2002 was $2,967,000, or $.70 per share, as compared to $2,650,000, or $.61 per share, earned for the same quarter last year. The primary reasons for the 15% increase in earnings per share are substantially the same as those discussed with respect to the six-month periods.

Capital

      Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well-capitalized bank. The following table sets forth the Corporation's capital ratios at June 30, 2002 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at June 30, 2002 substantially exceed the requirements for a well-capitalized bank.

                                                                   Regulatory Standards
                                              Corporation's    ---------------------------
                                            Capital Ratios at     Well         Adequately
                                              June 30, 2002    Capitalized     Capitalized
                                            -----------------  -----------     -----------
      Total  Risk-Based Capital Ratio ...         29.10%          10.00%          8.00%
      Tier 1 Risk-Based Capital Ratio ...         28.31            6.00           4.00
      Tier 1 Leverage Capital Ratio .....         10.60            5.00           4.00

      Total stockholders' equity increased by $5,924,000, or from $74,746,000 at December 31, 2001 to $80,670,000 at June 30, 2002. The increase in stockholders' equity is primarily attributable to net income of $5,615,000 and unrealized gains on available-for-sale securities of $2,082,000, less cash dividends of $1,197,000 and stock repurchases amounting to $725,000.

      Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Under plans approved by the Board of Directors in 2001, the Corporation purchased 18,223 shares thus far in 2002 and can purchase 52,836 shares in the future.

      The stock repurchase program has been used by management to enhance earnings per share. When comparing the first half of 2002 to the same period last year, earnings per share are up 19 cents. Of the 19-cent increase, approximately 3 cents is attributable to shares repurchased in 2001 and thus far this year. On a full-year basis, these repurchases should add approximately 8 cents to earnings per share.

      Market Liquidity. Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended June 30, 2002 as reported by Nasdaq and as adjusted for the 3-for-2 stock split declared June 18, 2002 was 520,000 shares, with an average daily volume of 2,106 shares. During this same twelve month period, the Corporation purchased 117,516 shares under its share repurchase program, 57,750 of which were purchased in market transactions. These market purchases represent approximately 11% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

Cash Flows and Liquidity

      Cash Flows. During the first half of 2002, cash and cash equivalents increased by $37,529,000. This occurred primarily because the cash provided by checking growth, money market type deposit growth, and operations exceeded the cash used for loan and securities portfolio growth.

      Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of two years or less; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and longer-term investment securities designated as available-for-sale. At June 30, 2002, the Corporation had $51,000,000 in federal funds sales, a short-term securities portfolio not subject to pledge agreements of $112,874,000, and longer-term available-for-sale securities not subject to pledge agreements of $91,559,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 94.5% of total deposits at June 30, 2002, while time deposits of $100,000 and over and other time deposits comprised only 2.7% and 2.8%, respectively.

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

      During 2001, there was a significant decrease in short-term interest rates as evidenced by a 475 basis point reduction in both the federal funds target rate and the Bank's prime lending rate. In addition, rates on intermediate term securities and loans also decreased but by much lesser amounts. During the first half of 2002, there were no further changes in the federal funds target rate or the Bank's prime lending rate, but intermediate-term rates softened somewhat as evidenced by decreases of 27 basis points and 25 basis points in five and ten year U.S. Treasury yields, respectively.

      Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, a decrease in interest rates should initially have a positive impact on the Bank's net interest income. However, if the Bank does not decrease the rates paid on its money market type deposit accounts as quickly or in the same amount as market decreases in the overnight federal funds rate or the prime lending rate, the magnitude of the positive impact will decline. In addition, rates may decrease to the point that the Bank can not reduce its money market rates any further.

      If interest rates decline and are sustained at the lower levels and, as a result, the Bank purchases securities and originates loans at yields lower than those maturing, the impact on net interest income should be negative because 40% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

      Conversely, an immediate increase in interest rates should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its money market type deposit accounts as quickly or in the same amount as market increases in the overnight federal funds rate or the prime lending rate, the magnitude of the negative impact will decline. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

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

ITEM 1. NONE

ITEM 2. NONE

ITEM 3. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of The First of Long Island Corporation (the "Corporation") held April 16, 2002 was called to elect four directors to serve for two-year terms and until their successors have been elected and qualified.

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


-----------------------------------------------------------------------------
                                                  Number of Votes
                                     ----------------------------------------
      Directors Elected At
         Annual Meeting                   Cast For            Withheld
-----------------------------------------------------------------------------
Allen E. Busching                        2,211,844             12,395
Paul T. Canarick                         2,216,927             7,312
Beverly Ann Gehlmeyer                    2,213,976             10,263
J. William Johnson                       2,221,844             2,395
-----------------------------------------------------------------------------

     The name of each other director whose term of office as a director continued after the annual meeting is as follows:

                                                        Term as Director
Name                                                         Expires
----                                                    ----------------
Howard Thomas Hogan, Jr.                                      2003
J. Douglas Maxwell, Jr.                                       2003
John R. Miller III                                            2003
Walter C. Teagle III                                          2003

ITEM 5. OTHER INFORMATION

      a) Stock Repurchase Program And Market Liquidity

      Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended June 30, 2002 as reported by Nasdaq and as adjusted for the 3-for-2 stock split declared June 18, 2002 was 520,000 shares, with an average daily volume of 2,106 shares. During this same twelve month period, the Corporation purchased 117,516 shares under its share repurchase program, 57,750 of which were purchased in market transactions. These market purchases represent approximately 11% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

      For a further discussion of the Corporation's share repurchase program, including its impact on earnings per share, please see the "Capital" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

      b) Changes In Registrant's Certifying Accountants

      On June 27, 2002, based on a recommendation by the Audit Committee of the Board of Directors, the Board of Directors of The First of Long Island Corporation approved the dismissal of the Company's independent public accountant, Arthur Andersen LLP, and selected and engaged Grant Thornton LLP as its independent public accountant. Grant Thornton LLP will audit the Company's financial statements for the fiscal year ended December 31, 2002.

ITEM 6. (a) Exhibits

      The following exhibits are submitted herewith.

Exhibit No.       Name
-----------       ----
10.1              Employment Agreement between Registrant and
                      Michael N. Vittorio dated June 22, 2002

99.1              Certification by Chief Executive Officer and
                      Chief Financial Officer

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


                                    THE FIRST OF LONG ISLAND CORPORATION
                                    --------------------------------------------
                                    (Registrant)


DATE: August 8, 2002                By /s/ J. WILLIAM JOHNSON
                                    -------------------------
                                     J. WILLIAM JOHNSON, CHAIRMAN AND CHIEF
                                       EXECUTIVE OFFICER
                                    (principal executive officer)


                                    By /s/ MARK D. CURTIS
                                    --------------------------------------------
                                    MARK D. CURTIS
                                    SENIOR VICE PRESIDENT AND TREASURER
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

                                                                  EXHIBIT BEGINS
                                                                  ON SEQUENTIAL
EXHIBIT    DESCRIPTION                                               PAGE NO.
-------    -----------                                            --------------
10.1       Employment Agreement between Registrant and                  18
             Michael N. Vittorio dated June 22, 2002

99.1       Certification by Chief Executive Officer and
             Chief Financial Officer                                    24