Form 10-Q/A
period 2002-06-30
FIRST OF LONG ISLAND CORP
filed 2002-08-28
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10-Q/A
                         Amendment Number 1 to Form 10-Q

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
   $.10 per share

NOTE: THE CORPORATION HAS FILED THIS FORM 10-Q/A TO REMOVE THE PARAGRAPH
      INCLUDED ON THE INDEX PAGE OF THE ORIGINAL FORM 10-Q FILING ENTITLED "REVIEW BY INDEPENDENT PUBLIC ACCOUNTANT".

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


                                    THE FIRST OF LONG ISLAND CORPORATION
                                    --------------------------------------------
                                    (Registrant)


DATE: August 28, 2002               By /s/ J. WILLIAM JOHNSON
                                    -------------------------
                                     J. WILLIAM JOHNSON, CHAIRMAN AND CHIEF
                                       EXECUTIVE OFFICER
                                    (principal executive officer)


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