Form 10-Q
period 2002-09-30
FIRST OF LONG ISLAND CORP
filed 2002-11-13
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to  _____________________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT NOVEMBER 4, 2002
          -----                                 -------------------------------
Common stock, par value                                   4,174,506
    $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                               SEPTEMBER 30, 2002
                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

Item 1.   Financial Statements

          Consolidated Balance Sheets
          September 30, 2002 And December 31, 2001                        1

          Consolidated Statements Of Income
          Nine And Three Months Ended
          September 30, 2002 And 2001                                     2

          Consolidated Statements Of Changes In
          Stockholders' Equity
          Nine Months Ended September 30, 2002 And 2001                   3

          Consolidated Statements Of Cash Flows
          Nine Months Ended September 30, 2002 And 2001                   4

          Notes To Consolidated Financial Statements                      5

Item 2.   Management's Discussion And Analysis Of
          Financial Condition And Results Of Operations                   6

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                    14

Item 4.   Controls and Procedures                                        15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              16

Item 2.   Change in Securities and Use of Proceeds                       N/A

Item 3.   Default Upon Senior Securities                                 N/A

Item 4.   Submission of Matters to a Vote of Security Holders            N/A

Item 5.   Other Information                                              16

Item 6.   Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                               18

CERTIFICATIONS                                                           18

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                   September 30,       December 31,
                                                                        2002               2001
                                                                   -------------      -------------
Assets:
   Cash and due from banks ...................................     $  37,114,000      $  28,209,000
   Federal funds sold ........................................        54,000,000         27,000,000
                                                                   -------------      -------------
     Cash and cash equivalents ...............................        91,114,000         55,209,000
                                                                   -------------      -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $269,220,001 and $257,670,000) .........       259,282,000        252,215,000
          Available-for-sale, at fair value (amortized cost
             of $171,143,000 and $136,654,000) ...............       178,724,000        138,275,000
                                                                   -------------      -------------
                                                                     438,006,000        390,490,000
                                                                   -------------      -------------
   Loans:
          Commercial and industrial ..........................        35,261,000         40,993,000
          Secured by real estate .............................       206,121,000        179,905,000
          Consumer ...........................................         6,039,000          6,198,000
          Other ..............................................           592,000            593,000
                                                                   -------------      -------------
                                                                     248,013,000        227,689,000
          Unearned income ....................................        (1,009,000)        (1,001,000)
                                                                   -------------      -------------
                                                                     247,004,000        226,688,000
          Allowance for loan losses ..........................        (2,072,000)        (2,020,000)
                                                                   -------------      -------------
                                                                     244,932,000        224,668,000
                                                                   -------------      -------------

   Bank premises and equipment, net ..........................         6,442,000          7,156,000
   Prepaid income taxes ......................................                --              1,000
   Other assets ..............................................         6,632,000          6,557,000
                                                                   -------------      -------------
                                                                   $ 787,126,000      $ 684,081,000
                                                                   =============      =============
Liabilities:
   Deposits:
          Checking ...........................................     $ 242,648,000      $ 222,822,000
          Savings and money market ...........................       417,026,000        347,430,000
          Time, other ........................................        18,762,000         21,022,000
          Time, $100,000 and over ............................        17,385,000         13,596,000
                                                                   -------------      -------------
                                                                     695,821,000        604,870,000
   Accrued expenses and other liabilities ....................         3,069,000          3,968,000
   Current income taxes payable ..............................           272,000                 --
   Deferred income taxes payable .............................         2,858,000            497,000
                                                                   -------------      -------------
                                                                     702,020,000        609,335,000
                                                                   -------------      -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 4,176,306  and 2,792,902 shares           418,000            279,000
   Surplus ...................................................           346,000            955,000
   Retained earnings .........................................        79,815,000         72,550,000
                                                                   -------------      -------------
                                                                      80,579,000         73,784,000
   Accumulated other comprehensive income net of tax .........         4,527,000            962,000
                                                                   -------------      -------------
                                                                      85,106,000         74,746,000
                                                                   -------------      -------------
                                                                   $ 787,126,000      $ 684,081,000
                                                                   =============      =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

                                                           Nine Months Ended September 30,      Three Months Ended September 30,
                                                         ---------------------------------     ---------------------------------
                                                            2002                   2001            2002                   2001
                                                         ------------          -----------     -----------            ----------
Interest income:
    Loans ..........................................     $ 12,438,000          $12,657,000     $ 4,229,000            $4,181,000
    Investment securities:
        Taxable ....................................       10,189,000            9,444,000       3,512,000             3,223,000
        Nontaxable .................................        4,336,000            3,926,000       1,441,000             1,357,000
    Federal funds sold .............................          639,000            2,948,000         278,000               763,000
                                                         ------------          -----------     -----------            ----------
                                                           27,602,000           28,975,000       9,460,000             9,524,000
                                                         ------------          -----------     -----------            ----------
Interest expense:
    Savings and money market deposits ..............        3,313,000            6,647,000       1,191,000             1,957,000
    Time deposits ..................................          506,000            1,255,000         156,000               324,000
                                                         ------------          -----------     -----------            ----------
                                                            3,819,000            7,902,000       1,347,000             2,281,000
                                                         ------------          -----------     -----------            ----------
        Net interest income ........................       23,783,000           21,073,000       8,113,000             7,243,000
Provision for loan losses ..........................           50,000                   --        (100,000)                   --
                                                         ------------          -----------     -----------            ----------
Net interest income after provision for loan losses        23,733,000           21,073,000       8,213,000             7,243,000
                                                         ------------          -----------     -----------            ----------

Noninterest income:
    Investment Management Division income ..........          841,000              833,000         275,000               254,000
    Service charges on deposit accounts ............        2,809,000            2,624,000         904,000               860,000
    Net losses on sales of available-for-sale securities      (12,000)                  --              --                    --
    Other ..........................................          489,000              489,000         140,000               167,000
                                                         ------------          -----------     -----------            ----------
                                                            4,127,000            3,946,000       1,319,000             1,281,000
                                                         ------------          -----------     -----------            ----------
Noninterest expense:
    Salaries .......................................        7,332,000            6,694,000       2,480,000             2,259,000
    Employee benefits ..............................        3,277,000            2,640,000       1,104,000               866,000
    Occupancy and equipment expense ................        2,250,000            2,112,000         750,000               692,000
    Other operating expenses .......................        3,315,000            3,161,000       1,092,000             1,059,000
                                                         ------------          -----------     -----------            ----------
                                                           16,174,000           14,607,000       5,426,000             4,876,000
                                                         ------------          -----------     -----------            ----------

        Income before income taxes .................       11,686,000           10,412,000       4,106,000             3,648,000
Income tax expense .................................        3,077,000            2,753,000       1,112,000               974,000
                                                         ------------          -----------     -----------            ----------
        Net income .................................     $  8,609,000          $ 7,659,000     $ 2,994,000            $2,674,000
                                                         ============          ===========     ===========            ==========

Weighted average (Note 3):
    Common shares ..................................        4,182,053            4,290,420       4,177,494             4,246,800
    Dilutive stock options .........................           50,761               60,576          56,570                58,011
                                                         ------------          -----------     -----------            ----------
                                                            4,232,814            4,350,996       4,234,064             4,304,811
                                                         ============          ===========     ===========            ==========

Earnings per share (Note 3):
    Basic ..........................................     $       2.06          $      1.79     $       .72            $      .63
                                                         ============          ===========     ===========            ==========
    Diluted ........................................     $       2.03          $      1.76     $       .71            $      .62
                                                         ============          ===========     ===========            ==========

See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                                        ------------------------------------------------------------------------------------------
                                                              Nine Months Ended Septmeber 30, 2002
                                        ------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                             Common Stock                     Compre-                     Compre-
                                        ---------------------                hensive       Retained       hensive
                                         Shares       Amount     Surplus      Income       Earnings        Income         Total
                                        ---------   ---------   ---------   -----------  ------------   -----------   ------------
Balance, January 1, 2002 ..........     2,792,902   $ 279,000   $ 955,000                $ 72,550,000   $   962,000   $ 74,746,000
  Net Income ......................                                         $ 8,609,000     8,609,000                    8,609,000
  Repurchase and retirement
    of common stock ...............       (24,103)     (2,000)   (925,000)                                                (927,000)
  Exercise of stock options .......        15,840       2,000     270,000                                                  272,000
  Tax benefit of stock options ....                                46,000                                                   46,000
  Unrealized gains on available-
    for-sale-securities, net of
      income taxes ................                                           3,565,000                   3,565,000      3,565,000
                                                                            -----------
  Comprehensive income ............                                         $12,174,000
                                                                            ===========
  3-for-2 stock split .............     1,391,667     139,000                                (139,000)                          --
  Cash in lieu of fractional shares
    on 3-for-2 stock split ........                                                            (8,000)                      (8,000)
  Cash dividends declared -
  $.43 per share ..................                                                        (1,197,000)                  (1,197,000)
                                        ---------   ---------   ---------                ------------   -----------   ------------
Balance, September 30, 2002 .......     4,176,306   $ 418,000   $ 346,000                $ 79,815,000   $ 4,527,000   $ 85,106,000
                                        =========   =========   =========                ============   ===========   ============

                                        ------------------------------------------------------------------------------------------
                                                              Nine Months Ended Septmeber 30, 2001
                                        ------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                             Common Stock                     Compre-                     Compre-
                                        ---------------------                hensive       Retained       hensive
                                         Shares       Amount     Surplus      Income       Earnings        Income         Total
                                        ---------   ---------   ---------   -----------  ------------   -----------   ------------
Balance, January 1, 2001 ..........     2,892,549   $ 289,000   $1,188,000               $ 68,737,000   $   652,000   $ 70,866,000
  Net Income ......................                                         $ 7,659,000     7,659,000                    7,659,000
  Repurchase and retirement
    of common stock ...............       (86,972)     (8,000)  (3,429,000)                                             (3,437,000)
  Exercise of stock options .......        11,530       1,000     227,000                                                  228,000
  Unrealized gains on available-
    for-sale-securities, net of
      income taxes ................                                           1,350,000                   1,350,000      1,350,000
                                                                            -----------
  Comprehensive income ............                                         $ 9,009,000
                                                                            ===========
  Cash dividends declared -
  $.38 per share ..................                                                        (1,082,000)                  (1,082,000)
  Tax benefit of stock options ....                                31,000                                                   31,000
  Transfer from retained earnings
  to surplus ......................                             2,500,000                  (2,500,000)                          --
                                        ---------   ---------   ---------                ------------   -----------   ------------
Balance, September 30, 2001 .......     2,817,107   $ 282,000   $ 517,000                $ 72,814,000   $ 2,002,000   $ 75,615,000
                                        =========   =========   =========                ============   ===========   ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                      2002               2001
                                                                                  ------------      -------------
Cash Flows From Operating Activities:
  Net income ................................................................     $  8,609,000      $   7,659,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses .............................................           50,000                 --
      Deferred income tax credit ............................................          (35,000)          (164,000)
      Depreciation and amortization .........................................          959,000            877,000
      Premium amortization (discount accretion) on investment securities, net        2,094,000           (126,000)
      Net loss on sale of available-for-sale securities .....................           12,000                 --
      Decrease in prepaid income taxes ......................................            1,000                 --
      Increase in other assets ..............................................          (75,000)          (494,000)
      Increase (decrease) in accrued expenses and other liabilities .........          361,000           (188,000)
      Increase in income taxes payable ......................................          318,000            239,000
                                                                                  ------------      -------------
        Net cash provided by operating activities ...........................       12,294,000          7,803,000
                                                                                  ------------      -------------

Cash Flows From Investing Activities:
  Proceeds from sales of available-for-sale securities ......................          687,000                 --
  Proceeds from maturities and redemptions of investment securities:
      Held-to-maturity ......................................................       90,797,000        270,270,000
      Available-for-sale ....................................................        7,428,000         10,777,000
  Purchase of investment securities:
      Held-to-maturity ......................................................      (99,051,000)      (308,981,000)
      Available-for-sale ....................................................      (43,522,000)       (20,567,000)
  Net increase in loans to customers ........................................      (20,314,000)       (18,814,000)
  Purchases of bank premises and equipment ..................................         (308,000)        (1,113,000)
  Proceeds from sale of equipment ...........................................            3,000                 --
                                                                                  ------------      -------------
        Net cash used in investing activities ...............................      (64,280,000)       (68,428,000)
                                                                                  ------------      -------------

Cash Flows From Financing Activities:
  Net increase in total deposits ............................................       90,951,000         65,814,000
  Proceeds from exercise of stock options ...................................          272,000            228,000
  Repurchase and retirement of common stock .................................         (927,000)        (3,437,000)
  Cash dividends paid .......................................................       (2,397,000)        (2,181,000)
  Cash in lieu of fractional shrares on 3-for-2 stock split .................           (8,000)                --
                                                                                  ------------      -------------
        Net cash provided by financing activities ...........................       87,891,000         60,424,000
                                                                                  ------------      -------------
Net increase (decrease) in cash and cash equivalents ........................       35,905,000           (201,000)
Cash and cash equivalents, beginning of year ................................       55,209,000        111,672,000
                                                                                  ------------      -------------
Cash and cash equivalents, end of period ....................................     $ 91,114,000      $ 111,471,000
                                                                                  ============      =============

Supplemental Schedule of Noncash:
Investing Activities
  Unrealized gains on available-for-sale securities .........................     $  5,960,000      $   2,275,000
  Writeoff of premises and equipment against reserve ........................           60,000                 --
Financing Activities
  Tax benefit from exercise of employee stock options .......................           46,000             31,000

The Corporation made interest payments of $3,846,000 and $8,039,000 and income tax payments of $2,792,000 and $2,677,000 during the nine months ended September 30, 2002 and 2001, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                               SEPTEMBER 30, 2002
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accounting and reporting policies of the Corporation reflect banking industry practice and conform to generally accepted accounting principles in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

      The consolidated financial statements include the accounts of The First of Long Island Corporation (the "Corporation") and its wholly-owned subsidiary, The First National Bank of Long Island (the "Bank") (collectively referred to as the "Corporation"). The Corporation's financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated.

      The consolidated financial information included herein as of and for the periods ended September 30, 2002 and 2001 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2001 consolidated balance sheet was derived from the Company's December 31, 2001 audited consolidated financial statements.

2.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

      On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB No. 17"). At January 1, 2002, the Corporation had goodwill of $220,000. No goodwill impairment loss was recorded for the first nine months of 2002. In the first nine months of 2001, and under the provisions of APB No. 17, the Corporation recorded goodwill amortization of $14,000.

3.    STOCK SPLIT

      On June 18, 2002, the Corporation declared a 3-for-2 stock split to be paid by means of a 50% stock dividend on July 24, 2002. All share and per share amounts included in the consolidated financial statements and management's discussion and analysis of financial condition and results of operations of have been adjusted to reflect the effect of the split.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

      The Corporation earned $2.03 per share for the first nine months of 2002 as compared to $1.76 for the same period last year, an increase of approximately 15%. Based on net income of $8,609,000, the Corporation returned 1.56% on average total assets and 14.59% on average total equity. This compares to returns on assets and equity of 1.57% and 14.08%, respectively, for the same period last year. Total assets and deposits each grew by approximately 13% when comparing balances at September 30, 2002 to those at September 30, 2001. In addition, during this same time period and despite cash dividends and continued purchases under the Corporation's stock repurchase program, total capital before unrealized gains and losses on available-for-sale securities grew by approximately 9%. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

      Overwhelmingly, the most important reason for the growth in earnings for the first nine months of 2002 when compared to the same period last year was significant growth in checking balances. Other meaningful factors were loan growth and growth in savings balances. The positive impact of these items was partially offset by an increase in noninterest expense.

Net Interest Income

      Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                               Nine Months Ended September 30,
                                      --------------------------------------------------------------------------------------
                                                        2002                                          2001
                                      ----------------------------------------      ----------------------------------------
                                       Average                        Average        Average                        Average
                                       Balance        Interest         Rate          Balance        Interest          Rate
                                      ---------      ----------     ----------      ---------      ----------     ----------
                                                                    (dollars in thousands)
Assets
Federal funds sold ..............     $  50,221      $      639           1.70%     $  88,154      $    2,948           4.47%
Investment Securities:
  Taxable .......................       281,887          10,189           4.83        213,587           9,444           5.91
  Nontaxable (1) ................       126,142           6,570           6.94        113,201           5,948           7.01
Loans (1)(2) ....................       238,842          12,451           6.97        201,593          12,683           8.41
                                      ---------      ----------     ----------      ---------      ----------     ----------
Total interest-earning assets ...       697,092          29,849           5.72        616,535          31,023           6.72
                                                     ----------     ----------      ---------      ----------     ----------
Allowance for loan losses .......        (2,112)                                       (1,944)
                                      ---------                                     ---------
Net interest-earning assets .....       694,980                                       614,591
Cash and due from banks .........        30,879                                        23,575
Premises and equipment, net .....         6,752                                         7,103
Other assets ....................         5,872                                         5,711
                                      ---------                                     ---------
                                      $ 738,483                                     $ 650,980
                                      =========                                     =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits     $ 383,662           3,313           1.15      $ 337,060           6,647           2.64
Time deposits ...................        35,514             506           1.90         40,676           1,255           4.13
                                      ---------      ----------     ----------      ---------      ----------     ----------
Total interest-bearing deposits .       419,176           3,819           1.22        377,736           7,902           2.80
                                      ---------      ----------     ----------      ---------      ----------     ----------
Checking deposits (3) ...........       236,022                                       196,430
Other liabilities ...............         4,387                                         4,075
                                      ---------                                     ---------
                                        659,585                                       578,241
Stockholders' equity ............        78,898                                        72,739
                                      ---------                                     ---------
                                      $ 738,483                                     $ 650,980
                                      =========                                     =========
Net interest income (1) .........                    $   26,030                                    $   23,121
                                                     ==========                                    ==========
Net interest spread (1) .........                                         4.50%                                         3.92%
                                                                    ==========                                    ==========
Net interest yield (1) ..........                                         4.99%                                         5.01%
                                                                    ==========                                    ==========

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

                                         Nine Months Ended September 30,
                                   -------------------------------------------
                                                 2002 Versus 2001
                                      Increase (decrease) due to changes in:
                                   -------------------------------------------
                                                             Rate/        Net
                                   Volume        Rate      Volume (2)   Change
                                   ------        ----      ----------   ------
                                                 (in thousands)
Interest Income:
Federal funds sold ...........     $(1,269)     $(1,826)     $ 786      $(2,309)
Investment securities:
  Taxable ....................       3,020       (1,724)      (551)         745
  Nontaxable (1) .............         680          (52)        (6)         622
Loans (1) ....................       2,343       (2,174)      (401)        (232)
                                   -------      -------      -----      -------
Total interest income ........       4,774       (5,776)      (172)      (1,174)
                                   -------      -------      -----      -------

Interest Expense:
Savings and money
  market deposits ............         919       (3,736)      (517)      (3,334)
Time deposits ................        (159)        (675)        85         (749)
                                   -------      -------      -----      -------
Total interest expense .......         760       (4,411)      (432)      (4,083)
                                   -------      -------      -----      -------
Increase (decrease) in net
  interest income ............     $ 4,014      $(1,365)     $ 260      $ 2,909
                                   =======      =======      =====      =======

(1)   Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

      Net interest income on a tax-equivalent basis increased by $2,909,000, or 12.6%, from $23,121,000 for the first nine months of 2001 to $26,030,000 for the same period this year. As can be seen from the above rate/volume analysis, the increase is largely comprised of a positive volume variance of $4,014,000 and a negative rate variance of $1,365,000.

      The positive volume variance was largely caused by substantial growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first nine months of 2002 to the same period last year, average checking deposits increased by $39,592,000, or approximately 20%.

      Also making a contribution to the positive volume variance was growth in savings and money market deposit balances and the use of such funds to purchase investment securities and originate loans. When comparing the first nine months of 2002 to the same period last year, average savings and money market deposit balances increased by $46,602,000, or 13.8%. Although the largest components of this increase were growth in "Select Savings", a statement savings account that earns a higher money market rate, and nonpersonal money market accounts, the Bank also experienced nice growth in traditional savings and IOLA (interest on lawyer) accounts.

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

      The Bank's new business program is a significant factor that favorably impacted the growth in average checking balances noted when comparing the first nine months of 2002 to the same period last year, and competitive pricing and customer demographics are believed to be important factors with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and both national and local economic conditions.

      A decrease in intermediate term interest rates should over time cause the Bank's net interest yield to decline because the Bank will be reinvesting proceeds from the maturity and amortization of loans and securities at yields below previous portfolio yields. The Bank's net interest yield has declined only slightly when comparing the first nine months of 2002 to the same period last year. However, it has been trending downward throughout most of the year which would appear to be caused by the overall decline in intermediate term interest rates. Assuming that intermediate term rates remain at their currently low levels, management expects net interest yield to continue downward, particularly considering that a substantial portion of the decline in intermediate term rates occurred in the most recent quarter.

      As shown in the table on page 7, the average rate earned on the Bank's taxable investment securities portfolio decreased from 5.91% in the first nine months of 2001 to 4.83% for the same period this year. The primary reasons for this decline was the decrease in intermediate term interest rates and management's decision to take advantage of the slope of the yield curve by reducing the Bank's overnight position in federal funds sold and increasing the size of the Bank's short-term U.S. Treasury and short-term mortgage security portfolios. Although the yields on these short-term securities are significantly better than federal funds, they are less than the overall yield currently being earned on the longer-term securities in the Bank's portfolio and thus contributed to a decline in the overall taxable portfolio yield.

Allowance and Provision For Loan Losses

      The allowance for loan losses grew by $52,000 during the first nine months of 2002, amounting to $2,072,000 at September 30, 2002 as compared to $2,020,000 at December 31, 2001. The allowance represented approximately .8% and .9% of total loans at September 30, 2002 and December 31, 2001, respectively. During the first nine months of 2002, the Bank had loan chargeoffs and recoveries of $40,000 and $42,000, respectively, and recorded a $50,000 net provision for loan losses.

      The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated inherent losses in the Bank's loan portfolio. The process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

      In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating a range for such losses the Bank selectively reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Losses for loans that are not specifically reviewed are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. Management also considers relevant loan loss statistics for the Bank's peer group.

      The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent 83% of the Bank's total loans outstanding at September 30, 2002. The majority of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been strong and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies for residential mortgages are relatively conservative and, as a result, the Bank might be less affected than the overall market.

      Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank's mortgage loans. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Asset Quality

      The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at September 30, 2002 and December 31, 2001 are as follows:

                                                      September 30,    December 31,
                                                          2002              2001
                                                      -------------    ------------
                                                          (dollars in thousands)
Nonaccruing loans .................................     $     58         $    105
Foreclosed real estate ............................           --               --
                                                        --------         --------
  Total nonperforming assets ......................           58              105
Troubled debt restructurings ......................           --               10
Loans past due 90 days or more as to
  principal or interest payments and still accruing            1              236
                                                        --------         --------
  Total risk elements .............................     $     59         $    351
                                                        ========         ========

Nonaccruing loans as a percentage of total loans ..          .02%             .05%
                                                        ========         ========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ......................          .02%             .05%
                                                        ========         ========
Risk elements as a percentage of total loans and
  foreclosed real estate ..........................          .02%             .15%
                                                        ========         ========

Noninterest Income, Noninterest Expense, and Income Taxes

      Noninterest income includes service charges on deposit accounts, Investment Management Division income, and all other items of income, other than interest, resulting from the business activities of the Corporation. When comparing the first nine months of 2002 to the same period last year, service charges on deposit accounts increased by 7%. The increase is largely attributable to a revised service charge schedule which went into effect on March 1, 2002.

      Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $1,567,000, or 10.7%, from $14,607,000 for the first nine months of 2001 to
$16,174,000 for the same period this year. The increase is largely comprised of an increase in salaries of $638,000, or 9.5%, and an increase in employee benefits expense of $637,000, or 24.1%.

      The increase in salaries is attributable to normal annual salary adjustments and additions to staff. The increase in employee benefits expense is largely attributable to increases in the cost of health care insurance, profit sharing expense, and incentive compensation.

      Several of the Bank's significant insurance policies will be renewed in the fourth quarter of this year or early in 2003. These include the fidelity bond, directors' and officers' liability, bankers' professional liability, and group health. Due primarily to current conditions in the insurance marketplace, the cost of these coverages is expected to increase significantly. Based on current estimates, management expects the aggregate annual increase to be in the range of $500,000 to $700,000.

      Income tax expense as a percentage of book income was 26.3% for the first nine months of 2002 as compared to 26.4% for the same period last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities.

      Results of Operations - Three Months Ended September 30, 2002 Versus
                               September 30, 2001

      Net income for the third quarter of 2002 was $2,994,000, or $.71 per share, as compared to $2,674,000, or $.62 per share, earned for the same quarter last year. The primary reasons for the 15% increase in earnings per share are substantially the same as those discussed with respect to the nine-month periods.

      The $100,000 credit provision for loan losses in the third quarter of this year was primarily due to the resolution of a credit problem to which the Bank had allocated a significant specific reserve.

Capital

      Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. The Corporation's capital management policy is designed to build and maintain capital levels that exceed the minimum requirements for a well-capitalized bank. The following table sets forth the Corporation's capital ratios at September 30, 2002 and the minimum ratios necessary to be classified as well capitalized and adequately capitalized. The Corporation's capital ratios at September 30, 2002 substantially exceed the requirements for a well-capitalized bank.

                                                                       Regulatory Standards
                                               Corporation's         -------------------------
                                              Capital Ratios at          Well       Adequately
                                             September 30, 2002      Capitalized   Capitalized
                                             ------------------      -----------   -----------
      Total  Risk-Based Capital Ratio .....          30.26%             10.00%         8.00%
      Tier 1 Risk-Based Capital Ratio .....          29.50               6.00          4.00
      Tier 1 Leverage Capital Ratio .......          10.39               5.00          4.00

      Total stockholders' equity increased by $10,360,000, or from $74,746,000 at December 31, 2001 to $85,106,000 at September 30, 2002. The increase in stockholders' equity is primarily attributable to net income of $8,609,000 and unrealized gains on available-for-sale securities of $3,565,000, less cash dividends of $1,197,000 and stock repurchases amounting to $927,000.

      Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. Under plans approved by the Board of Directors in 2001, the Corporation purchased 24,103 shares thus far in 2002 and can purchase 46,956 shares in the future.

      The stock repurchase program has been used by management to enhance earnings per share. When comparing the first nine months of 2002 to the same period last year, earnings per share are up 27 cents. Of the 27-cent increase, approximately 4 cents is attributable to shares repurchased in 2001 and thus far this year. On a full-year basis, these repurchases should add approximately 8 cents to earnings per share.

      Market Liquidity. Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended September 30, 2002 as reported by Nasdaq and as adjusted for the 3-for-2 stock split declared June 18, 2002 was 678,233 shares, with an average daily volume of 2,691 shares. During this same twelve month period, the

Corporation purchased 81,183 shares under its share repurchase program, 34,500 of which were purchased in market transactions. These market purchases represent approximately 5% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

      Russell 3000(R) and 2000(R) Indices

      Frank Russell Company ("Russell") currently maintains 21 U.S. common stock indices. The indices are reconstituted each July 1st using objective criteria, primarily market capitalization, and do not reflect subjective opinions. All indices are subsets of the Russell 3000(R)Index which represents approximately 98% of the investable U. S. equity market.

      The broad market Russell 3000(R) Index includes the largest 3,000 companies in terms of market capitalization and the small cap Russell 2000(R) Index is comprised of the smallest 2,000 companies in the Russell 3000(R) Index. The Corporation's capitalization, as computed by Russell, would place it at the low end of the range for both the Russell 3000(R) and 2000(R) Indices.

      Effective July 1, 2002, and for the first time in its history, the Corporation's common stock was included in the Russell 3000(R) and 2000(R) Indices. The Corporation believes that inclusion in the Russell indices has positively impacted the price of its common stock. Conversely, if the Corporation's market capitalization falls below the minimum necessary to be included in the indices at any future reconstitution date, the Corporation believes that this could adversely affect the price of its common stock.

Cash Flows and Liquidity

      Cash Flows. During the first nine months of 2002, cash and cash equivalents increased by $35,905,000. This occurred primarily because the cash provided by checking growth, money market type deposit growth, and operations exceeded the cash used for loan and securities portfolio growth.

      Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of approximately two years; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and longer-term investment securities designated as available-for-sale. At September 30, 2002, the Corporation had $54,000,000 in federal funds sales, a short-term securities portfolio not subject to pledge agreements of $136,082,000, and longer-term available-for-sale securities not subject to pledge agreements of $89,280,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 94.8% of total deposits at September 30, 2002, while time deposits of $100,000 and over and other time deposits comprised only 2.5% and 2.7%, respectively.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      During 2001, there was a significant decrease in short-term interest rates as evidenced by a 475 basis point reduction in both the federal funds target rate and the Bank's prime lending rate. In addition, rates on intermediate term securities and loans also decreased but by much lesser amounts. During the first nine months of 2002, there were no further changes in the federal funds target rate or the Bank's prime lending rate. However, yields on two to ten year instruments softened significantly as evidenced by decreases of 145, 177, and 144 basis points, respectively, in two, five and ten year U.S. Treasury yields. Most of this softening in these yields occurred in the most recent quarter. If available yields remain at their currently low levels or decrease further and, as a result, the Bank reinvests proceeds from maturing and amortizing loans and securities at yields significantly below current portfolio yields, the Bank's net interest yield could continue on its downward trend and the downward trend could become more severe.

      Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank's net interest income.

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

      Conversely, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its money market type deposit accounts as quickly or in the same amount as market increases in the overnight federal funds rate or the prime lending rate, the magnitude of the negative impact will decline. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

ITEM 4. - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      The Company's Chief Executive Officer, J. William Johnson, and Chief Financial Officer, Mark D. Curtis, have reviewed the Corporation's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Corporation's disclosure controls and procedures are effective in ensuring that material information related to the Corporation is made known to them by others within the Corporation.

(b) Changes in Internal Controls

      There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time the Corporation and the Bank may be involved in litigation that arises in the normal course of business. As of the date of this Form 10-Q, neither the Corporation nor the Bank is a party to any litigation that management believes could reasonably be expected to have a material adverse effect on the Corporation's or the Bank's financial position or results of operations.

Item 5. Other Information

      a) Stock Repurchase Program And Market Liquidity

      Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended September 30, 2002 as reported by Nasdaq and as adjusted for the 3-for-2 stock split declared June 18, 2002 was 678,233 shares, with an average daily volume of 2,691 shares. During this same twelve month period, the Corporation purchased 81,183 shares under its share repurchase program, 34,500 of which were purchased in market transactions. These market purchases represent approximately 5% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

      For a further discussion of the Corporation's share repurchase program, including its impact on earnings per share, please see the "Capital" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

      b) Russell 3000(R) and 2000(R) Indices

      Frank Russell Company ("Russell") currently maintains 21 U.S. common stock indices. The indices are reconstituted each July 1st using objective criteria, primarily market capitalization, and do not reflect subjective opinions. All indices are subsets of the Russell 3000(R) Index which represents approximately 98% of the investable U. S. equity market.

      The broad market Russell 3000(R) Index includes the largest 3,000 companies in terms of market capitalization and the small cap Russell 2000(R) Index is comprised of the smallest 2,000 companies in the Russell 3000(R) Index. The Corporation's capitalization, as computed by Russell, would place it at the low end of the range for both the Russell 3000(R) and 2000(R) Indices.

      Effective July 1, 2002, and for the first time in its history, the Corporation's common stock was included in the Russell 3000(R) and 2000(R) Indices. The Corporation believes that inclusion in the Russell indices has positively impacted the price of its common stock. Conversely, if the Corporation's market capitalization falls below the minimum necessary to be included in the indices at any future reconstitution date, the Corporation believes that this could adversely impact the price of its common stock.

      c) Changes In Registrant's Certifying Accountants

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

Item 6. Exhibits and Reports on Form 8-K

      a) The following exhibit is submitted herewith.

Exhibit No.            Name
-----------            ----
99.1                   Certification by Chief Executive Officer and
                         Chief Financial Officer

      b) Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

                                   THE FIRST OF LONG ISLAND CORPORATION
                                   (Registrant)


Date: November 4, 2002             By /s/ J. WILLIAM JOHNSON
                                   -------------------------
                                   J. WILLIAM JOHNSON, CHAIRMAN AND
                                   CHIEF EXECUTIVE OFFICER
                                   (principal executive officer)


                                   By /s/ MARK D. CURTIS
                                   ---------------------
                                   MARK D. CURTIS
                                   SENIOR VICE PRESIDENT AND TREASURER
                                   (principal financial and accounting officer)

                                 CERTIFICATIONS

1. I, J. William Johnson, have reviewed the quarterly report on Form 10-Q of The First of Long Island Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other signing officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002


By /s/ J. WILLIAM JOHNSON
-------------------------
J. WILLIAM JOHNSON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

1. I, Mark D. Curtis, have reviewed the quarterly report on Form 10-Q of The First of Long Island Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other signing officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002


By /s/ MARK D. CURTIS
---------------------
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

                                  EXHIBIT INDEX

                                                                  EXHIBIT BEGINS
                                                                  ON SEQUENTIAL
EXHIBIT    DESCRIPTION                                               PAGE NO.
-------    -----------                                            --------------
99.1       Certification by Chief Executive Officer and
             Chief Financial Officer                                    21