Form 10-K
period 2002-12-31
FIRST OF LONG ISLAND CORP
filed 2003-03-27
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  |X|        No |_|

     The aggregate market value of the Corporation's voting common stock held by nonaffiliates as of June 28, 2002, the last business day of the Corporation's most recently completed second fiscal quarter, was $116,470,620. This value was computed by reference to the price at which the stock was last sold on June 28th and excludes $19,932,787 representing the market value of common stock beneficially owned by directors and executive officers of the Registrant.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                                 Outstanding March 13, 2003
----------------------------                          --------------------------
Common Stock, $.10 par value                                  4,071,011

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts II and IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2003 are incorporated by reference into Part III.


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

     The Bank was organized in 1927 as a national banking association under the laws of the United States of America and was known as the First National Bank of Glen Head through June 30, 1978. The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate, and custody services. In addition, in 1994 the Bank organized a wholly-owned subsidiary, The First of Long Island Agency (the "Agency"), as a licensed insurance agency under the laws of the State of New York. The Bank currently plans to begin using the Agency in 2003 to once again offer mutual funds and annuities to its customers.

     The Bank has served the financial needs of privately owned businesses, professionals, consumers, public bodies, and other organizations primarily in Nassau and Suffolk Counties, Long Island. The Bank expects to expand the geographic distribution of its customer base in 2003 by opening several branch offices in Manhattan. In the coming years, the Bank will continue to search for favorable locations at which to establish new branches, with continued emphasis on the commercial banking unit type.

     The principal business of the Bank has historically consisted of attracting business and consumer checking, money market and savings deposits and investing those funds in investment securities, commercial and residential mortgage loans, commercial loans, and home equity loans and lines. The Corporation's loan portfolio is currently primarily comprised of loans to borrowers in Nassau and Suffolk Counties and real estate loans are principally secured by properties located in these Counties.

     The Bank's investment securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities (principally modified pass-through, mortgage-backed securities of Federal agencies), collateralized mortgage obligations, state and municipal securities and corporate bonds. The Bank also regularly sells federal funds on an overnight basis to a number of banking institutions.

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

o    Bank by Mail

o    Bill Payment Using PC or Telephone Banking

o    Collection Services

o    Counter Checks and Certified Checks

o    Drive-Through Banking

o    Gift Checks and Personal Money Orders

o    Internet PC Banking For Personal and Commercial Customers

o    Merchant Credit Card Depository Services

o    Night Depository Services

o    Lock Box Services

o    Payroll Services

o    Safe Deposit Boxes

o    Securities Transactions

o    Signature Guarantee Services

o    Telephone Banking

o    Travelers Checks

o    Trust and Investment Management Services

o    U.S. Savings Bonds

o    Wire Transfers and Foreign Cables

o    Withholding Tax Depository Services


     The Bank has a main office located in Huntington, New York, eight other full service offices (Glen Head, Greenvale, Locust Valley, Northport, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury) and twelve commercial banking offices (Allen Boulevard, Bohemia, Deer Park, Garden City, Great Neck, Hauppauge, Hicksville, Lake Success, Mineola, New Highway, New Hyde Park, Valley Stream), all of which are in Nassau and Suffolk Counties.

      The Bank's revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

     The Bank did not commence, abandon, or significantly change any of its lines of business during 2002.

     The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of large banks, such as Citibank, J.P. Morgan Chase & Co., Bank of New York, and Fleet NA, and various Long Island based banks.

Lending Activities

     General. The Bank's loan portfolio is currently primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including construction loans, commercial and residential mortgage loans, home equity loans and lines, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, or deposit accounts. Consumer loans include, among other things, auto loans, unsecured home improvement loans, secured and unsecured personal loans, overdraft checking lines, and VISA(R) credit cards.

     The Bank makes both fixed and variable rate loans. Variable rate loans are tied to and reprice with changes in the Bank's prime interest rate, The Wall Street Journal prime interest rate, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rate. Commercial mortgage loans are made with terms usually not in excess of fifteen years, while the maximum term on residential mortgage loans is thirty years. Commercial and consumer loans generally mature within five years. The Bank's current practice is to usually lend no more than 75% of appraised value on residential mortgage loans, 60% on home equity lines and 70% on commercial mortgage loans.

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

     The composition of the Bank's loan portfolio is set forth below.

                                                         December 31,
                                 -------------------------------------------------------------
                                   2002         2001         2000         1999         1998
                                 ---------    ---------    ---------    ---------    ---------
                                                         (in thousands)

Commercial and industrial ....   $  37,329    $  40,993    $  30,514    $  30,296    $  28,748
Secured by real estate .......     217,730      179,905      155,283      147,598      132,357
Consumer .....................       6,414        6,198        7,504        5,284        6,366
Other ........................         628          593          560          549        4,119
                                 ---------    ---------    ---------    ---------    ---------
                                   262,101      227,689      193,861      183,727      171,590
Unearned income ..............        (993)      (1,001)        (952)        (953)        (872)
                                 ---------    ---------    ---------    ---------    ---------
                                   261,108      226,688      192,909      182,774      170,718
Allowance for loan losses ....      (2,085)      (2,020)      (1,943)      (2,033)      (3,651)
                                 ---------    ---------    ---------    ---------    ---------
                                 $ 259,023    $ 224,668    $ 190,966    $ 180,741    $ 167,067
                                 =========    =========    =========    =========    =========

     Commercial and Industrial Loans. The Bank makes commercial loans on a demand basis, short-term basis, or installment basis. Short-term business loans are generally due and payable within one year and should be self liquidating during the normal course of the borrower's business cycle. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to obtain personal guarantees of principal owners on loans made to privately-owned businesses.

     Maturity and rate information for the Bank's commercial and industrial loans is set forth below.

                                                            Maturity
                                        -------------------------------------------------
                                                     After One
                                         Within      But Within     After
                                        One Year     Five Years   Five Years     Total
                                        ----------   ----------   ----------   ----------
                                                         (in thousands)
Commercial and industrial loans:
   Fixed rate .......................   $    6,408   $    3,039   $       --   $    9,447
   Variable rate ....................       10,273       16,669          940       27,882
                                        ----------   ----------   ----------   ----------
                                        $   16,681   $   19,708   $      940   $   37,329
                                        ==========   ==========   ==========   ==========

     Real Estate Mortgage and Home Equity Loans and Lines. The Bank makes residential and commercial mortgage loans and home equity loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity loans and lines will be considered for approval provided they have satisfactory credit history and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, generally have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. If the source of repayment is rental income, such income must almost always be more than sufficient to amortize the debt.

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

     Past Due, Nonaccrual, and Restructured Loans. Selected information about the Bank's past due, nonaccrual, and restructured loans can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which has been incorporated by reference into Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

     The accrual of interest on loans is generally discontinued when principal or interest payments become past due 90 days or more. As of December 31, 2002, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in "Note C - Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     Economic conditions in the Bank's market area were reasonably favorable during the 2002 year. Future levels of past due, nonperforming, and restructured loans will be affected by the strength of the local economy.

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

     In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating losses the Bank reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Estimated losses for loans that are not specifically reviewed are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. Management also considers relevant loan loss statistics for the Bank's peer group. The estimated losses on the loans specifically reviewed plus those determined on a pooled basis make up the allocated component of the allowance for loan losses. The unallocated or general component of the allowance for loan losses could cover losses in the portfolio that have not otherwise been identified through the review of specific loans or pools of loans.

     Changes in the Bank's allowance for loan losses for each of the five years in the period ended December 31, 2002 and the allocation of the Bank's allowance for loan losses by loan type at the end of each of these years can be found in "Note C - Loans" to the Corporation's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", respectively, which have been incorporated by reference into Items 7 and 8, respectively, of this Form 10-K.

     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent approximately 83% of the Bank's total loans outstanding at December 31, 2002. The majority of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been strong and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies for residential mortgages are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

     The Bank's investment policy limits individual maturities to twenty years and average lives, in the case of collateralized mortgage obligations (CMOs) and other mortgage-backed securities, to 10 years. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1. In addition, management periodically reviews issuer credit ratings for all securities in the Bank's portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate. The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

     At December 31, 2002, the Bank had net unrealized gains of $9,336,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $9,425,000 and gross unrealized losses of $89,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. The Bank intends and expects to be able to hold these securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

     Portfolio Composition. The composition of the Bank's investment portfolio can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into
Item 8 of this Form 10-K.

     Maturity Information. The maturities and weighted average yields of the Bank's investment securities at December 31, 2002 can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

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

     Total certificates of deposits, the majority of which mature within one year, were $30,466,000, or 4.4% of total deposits, at December 31, 2002. Certificates of deposit in amounts of $100,000 or more were $13,107,000 at December 31, 2002, or 1.9% of total deposits.

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

     Classification of Average Deposits. The Bank's average deposit balances by major classification are set forth below.

                                                         Year ended December 31,
                                --------------------------------------------------------------------------
                                         2002                      2001                      2000
                                ----------------------    ----------------------    ----------------------
                                 Average      Average      Average      Average      Average      Average
                                 Balance     Rate Paid     Balance     Rate Paid     Balance     Rate Paid
                                ---------    ---------    ---------    ---------    ---------    ---------
                                                       (dollars in thousands)
Checking ....................   $ 241,683        --%      $ 201,688        --%      $ 186,215        --%
Savings and money market ....     391,829      1.14         343,389      2.31         303,530      3.67
Time deposits ...............      34,810      1.84          39,202      3.84          41,105      4.81
                                ---------    ---------    ---------    ---------    ---------    ---------
                                $ 668,322      0.76%      $ 584,279      1.62%      $ 530,850      2.47%
                                =========    =========    =========    =========    =========    =========

     Remaining Maturities of Time Deposits. The remaining maturities of the Bank's time deposits in amounts of $100,000 or more at December 31, 2002 can be found in "Note E - Deposits" to the Corporation's consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

Competition

     The Bank competes against other commercial banks as well as savings banks, mortgage brokers, brokerage firms and credit unions in its market area. The Bank competes effectively for loans on the basis of the quality of service it provides and by offering competitive interest rates, and competes effectively for deposits by offering a high level of customer service, paying competitive rates on money market type deposit products, and through the geographic distribution of its branch system.

Employees

     As of December 31, 2002, the Bank had 181 full-time equivalent employees and considers employee relations to be satisfactory. Employees of the Bank are not represented by a collective bargaining unit.

Regulation

     The Corporation is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission. The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency. The Bank is also subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation.

Availability of Reports

     The First National Bank of Long Island maintains an Internet website at www.fnbli.com. The Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Bank's Internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports simply go to the homepage of the Bank's Internet website and click on "First of Long Island Corporation" and then click on "SEC Filings". This will bring you to a listing of the Corporation's reports maintained on the SEC's EDGAR website. You can then click on any report to view its contents.

ITEM 2.  PROPERTIES

     The Corporation neither owns nor leases any real estate. Office facilities of the Corporation are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank. The Bank's designated main office is located at 253 New York Avenue, Huntington, New York.

     As of December 31, 2002, the Bank owns a total of ten buildings in fee and occupies thirteen other facilities under lease arrangements, all of which are in Nassau and Suffolk Counties New York. Subsequent to December 31, 2002, the Bank obtained regulatory approval for three new branch offices in Manhattan and has entered into lease agreements for all of these offices.

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

     None were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "FLIC". The table appearing on page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2002 showing the high and low sales prices, by quarter, for the years ended December 31, 2002 and 2001 is incorporated herein by reference.

     On March 13, 2003, there were 4,071,011 shares of the Corporation's common stock outstanding with 698 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

     During 2002 and 2001, the Corporation declared semi-annual cash dividends aggregating $.63 and $.54 per share, respectively.

     All of the Corporation's equity compensation plans, which consist solely of stock option and appreciation rights plans, were previously approved by its stockholders. Information as of December 31, 2002 regarding the number of shares of common stock to be issued upon the exercise of outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of stock options remaining available for future issuance are set forth in "Note I - Stock-Based Compensation" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

     Trading in the Corporation's common stock is limited. The total trading volumes for 2002 and 2001 as reported by Nasdaq and as adjusted for the 3-for-2 stock split declared June 18, 2002 were 743,903 and 534,408 shares, respectively, with average daily trading volumes of 2,952 and 2,155 shares, respectively. During 2002, the Corporation purchased 52,848 shares, 12,000 of which were purchased in market transactions, and in 2001 purchased 178,427 shares, 121,050 of which were purchased in market transactions. These market purchases represent approximately 2% and 23% of the total trading volumes reported by Nasdaq for 2002 and 2001, respectively. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

     In addition, effective July 1, 2002, the Corporation's common stock was included for the first time in the Russell 3000(R) and 2000(R) Indices. The Corporation believes that inclusion in the Russell indices has positively impacted the price of its common stock and has increased the stock's trading volume and liquidity. Conversely, if the Corporation's market capitalization falls below the minimum necessary to be included in the indices at any future index reconstitution date, the Corporation believes that this could adversely affect the price, volume and liquidity of its common stock.

     For a further discussion of the Corporation's share repurchase program, including its impact on earnings per share, and the Russell indices please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note A" to the Corporation's consolidated financial statements, both of which are included in the Corporations Annual Report to Shareholders for the fiscal year ended December 31, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" appearing on page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2002 is incorporated herein by reference.

     The Corporation's dividend payout ratio was 23.08%, 23.18% and 22.86% for 2002, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 through 20 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2002 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing on pages 18 through 20 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2002 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent public accountants appearing on pages 22 through 43 of Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 27, 2002, based on a recommendation by the Audit Committee of the Board of Directors (the "Audit Committee"), the Board of Directors of The First of Long Island Corporation (the "Company") approved the dismissal of the Company's independent public accountant, Arthur Andersen LLP. No reports by Arthur Andersen LLP within the two years prior to their dismissal contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and all interim periods preceding the dismissal, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Within the last two most recent fiscal years and all subsequent interim periods preceding the dismissal and to the date of dismissal, there were no reportable events with respect to Arthur Andersen LLP as that term is described in Item 304 of Regulations S-K. On July 2, 2002, the Corporation filed a Form 8-K with the Securities and Exchange Commission to report the dismissal of Arthur Andersen LLP. In connection with the Form 8-K filing, the Company requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated June 27, 2002, is filed as exhibit 16 to this Form 10-K

     On June 27, 2002, based on a recommendation by the Audit Committee, the Board of Directors of the Company selected and engaged Grant Thornton LLP as its independent public accountant. Grant Thornton LLP audited the Company's financial statements for the fiscal year ended December 31, 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "ELECTION OF DIRECTORS" appearing on pages 3 through 5 and "MANAGEMENT" appearing on pages 8 and 9 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 2003 are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     "COMPENSATION OF DIRECTORS", "BOARD COMPENSATION COMMITTEE REPORT", "COMPENSATION OF EXECUTIVE OFFICERS", "SUMMARY COMPENSATION TABLE", "COMPENSATION PURSUANT TO PLANS", and "PERFORMANCE GRAPH" appearing on pages 5 and 6 and 9 through 18 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 2003 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" appearing on Pages 1 through 3 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 2003 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "TRANSACTIONS WITH MANAGEMENT AND OTHERS" appearing on pages 18 and 19 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 2003 is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer, J. William Johnson, and Chief Financial Officer, Mark D. Curtis, have reviewed the Corporation's disclosure controls and procedures within 90 days prior to the filing of this report on Form 10-K. Based upon this review, these officers believe that the Corporation's disclosure controls and procedures are effective in ensuring that material information related to the Corporation is made known to them by others within the Corporation.

(b)  Changes in Internal Controls

     There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the review performed by the Chief Executive Officer and the Chief Financial Officer. In addition, there were no corrective actions with regard to significant deficiencies and material weaknesses in internal controls subsequent to the review performed by the Chief Executive Officer and the Chief Financial Officer.

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees. Grant Thornton LLP became the Corporation's principal accountant on June 27, 2002, and prior to this Arthur Andersen LLP served as the Corporation's principal accountant. Grant Thornton LLP's fees for audit services for the 2002 year were $86,500 and Arthur Andersen's fees for audit services for the 2001 year were $85,000. Audit services include the following: (1) professional services rendered for the audit of the Corporation's annual financial statements; (2) reviews of the financial statements included in the Corporation's Forms 10-Q; (3) a reading of the Corporation's annual report on Form 10-K; (4) rendering an opinion on management's assertion about the effectiveness of the Bank's internal control structure over financial reporting; and (5) consultation on matters related to accounting and financial reporting. With respect to the reviews of financial statements included in the Corporation's Forms 10-Q, Arthur Andersen LLP performed the review for the quarter ended March 31, 2002 for a fee of $5,000 and Grant Thornton LLP performed the reviews for the remaining quarters in 2002.

     Audit Related Fees. In neither of the last two fiscal years was the Corporation billed by its principal accountant for "Audit-Related Fees" as that term is described in Item 9(e)(2) of Schedule 14A of the Securities and Exchange Commission's Proxy Rules.

     Tax Fees. For the 2002 fiscal year, Grant Thornton LLP billed the Corporation $7,000 for the preparation of most of its tax returns for the 2001 fiscal year. Arthur Andersen LLP billed the Corporation $10,000 during 2002 for preparing the 2001 tax returns for the Bank's REIT (real estate investment trust) subsidiary, providing advice regarding the Bank's REIT and investment subsidiaries and for analysis of the tax consequences of bank owned life insurance.

     All Other Fees. In neither of the last two fiscal years was the Corporation billed by its principal accountant for any fees other than those described above under the captions "Audit Fees" and "Tax Fees".

     Audit Committee Administration of the Engagement. The rendering of audit and non-audit services by the Corporation's principal accountant are approved by the Audit Committee of the Corporation's Board of Directors before the accountant is engaged to perform such services.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Consolidated Financial Statements

     The following consolidated financial statements of the Corporation and its subsidiary, and Report of Independent Public Accountants thereon, as required by
Item 8 of this report are incorporated herein by reference.

o    Consolidated Balance Sheets - December 31, 2002 and 2001

o    Consolidated Statements of Income - Years ended December 31, 2002, 2001 and
     2000

o Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2002, 2001 and 2000

o Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

o    Notes to Consolidated Financial Statements

(a)  2. Financial Statement Schedules

     None Applicable.

(a)  3. Listing of Exhibits

     The following exhibits are submitted herewith.

EXHIBIT NO.    NAME
-----------    ----
3(i)           Certificate of Incorporation, as amended                                      (1)

3(ii)          By-laws, as amended                                                           (2)

10.1           Incentive Compensation Plan                                                   (3)

10.2           1986 Stock Option and Appreciation Rights Plan                                (4)

10.3           1996 Stock Option and Appreciation Rights Plan                                (5)

10.4           Amendment to 1996 Stock Option and Appreciation Rights Plan dated
               February 20, 2001                                                             (6)

10.5           Employment Agreement between Registrant and J. William Johnson dated January 31, 1996, as amended December 18, 1996, January 2,
               1998, January 6, 1999, July 20, 1999, and July 9, 2002                        (7)

10.6           Employment Agreement between Registrant and Michael N. Vittorio
               dated June 22, 2002                                                           (8)

10.7           Employment Agreement between Registrant and Arthur J. Lupinacci,
               Jr. dated July 1, 1999, as amended July 9, 2002                               (9)

10.8           Employment Agreement between Registrant and Donald L. Manfredonia
               dated January 1, 2002, as amended July 9, 2002                               (10)

10.9           Employment Agreement between Registrant and Joseph G. Perri,
               dated January 1, 2002, as amended July 9, 2002                               (11)

10.10          Special Severance Agreement between Registrant and Richard Kick,
               dated January 1, 2002                                                        (12)

10.11          Special Severance Agreement between Registrant and Mark D.
               Curtis, dated January 1, 2002                                                (13)

10.12          Special Severance Agreement between Registrant and Brian J.
               Keeney, dated January 1, 2002                                                (14)

13             Registrant's Annual Report to Shareholders for the fiscal year
               ended December 31, 2002                                                 Included herein

16             Letter from Arthur Andersen LLP dated June 27, 2002                          (15)

21             Subsidiary of Registrant                                                Included herein

23             Consent of Independent Public Accountants                               Included herein

99.1           Notice of 2003 Annual Meeting and Proxy Statement                            (16)

99.2           Certification by Chief Executive Officer and Chief Financial
               Officer                                                                 Included herein

(1) Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

(2) Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 3(ii), which exhibit is incorporated herein by reference.

(3) "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 13 and 9, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 2003 are incorporated herein by reference.

(4) Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

(5) Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

(6) Previously filed as part of Report on Form 10-K for 2000, filed on March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.

(7) Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson's employment agreement each involved an increase in Mr. Johnson's base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. The July 20, 1999 amendment to Mr. Johnson's employment contract served to correct the date set forth in Section 4(c) from May 31, 2005 to May 31, 2006. The July 9, 2002 amendment to Mr. Johnson's employment contract served to delete
     Section 4(d) "Additional Insurance". Mr. Johnson's current base annual salary is disclosed in Exhibit 99.1 to this Form 10-K filing.

(8) Previously filed as part of Report on Form 10-Q for the quarterly period ended June 30, 2002, filed on August 9, 2002, as Exhibit 10.1, which exhibit is incorporated herein by reference.

(9) Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 10.5, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Lupinacci's employment contract served to delete Section 8.1(b) "Additional Insurance" and eliminate the references in Section 8.2 to Section 8.1(b) and to "other insurance coverage". Mr. Lupinacci's current base annual salary is disclosed in Exhibit 99.1 to this Form 10-K filing.

(10) Employment agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia's employment contract served to delete Section 8.1(b) "Additional Insurance" and eliminate the references in Section 8.2 to
     Section 8.1(b) and to "other insurance coverage". Mr. Manfredonia's current base annual salary is disclosed in Exhibit 99.1 to this Form 10-K filing.

(11) Employment agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.8, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Perri's employment contract served to delete Section 8.1(b) "Additional Insurance" and eliminate the references in Section 8.2 to Section 8.1(b) and to "other insurance coverage". Mr. Perri's current base annual salary is disclosed in
     Exhibit 99.1 to this Form 10-K filing.

(12) Special Severance Agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.9, which exhibit is incorporated herein by reference.

(13) Special Severance Agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.9, which exhibit is incorporated herein by reference.

(14) Special Severance Agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.9, which exhibit is incorporated herein by reference.

(15) Previously filed as part of report on Form 8-K dated June 27, 2002, filed on July 2, 2002, as exhibit 16.1, which exhibit is incorporated herein by reference.

(16) The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 2003 was submitted in electronic format on March 4, 2003 and is incorporated herein by reference.

(b)  Reports on Form 8-K

     None

(c)  Exhibits

     Exhibits as listed under 15(a) 3. above are submitted as a separate section of this report.

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

                        THE FIRST OF LONG ISLAND CORPORATION
                          (Registrant)

Dated: March 18, 2003   By /s/ J. WILLIAM JOHNSON
                           --------------------------------------------------
                           J. WILLIAM JOHNSON, Chief Executive Officer
                           (principal executive officer)

                        By /s/ MARK D. CURTIS
                           --------------------------------------------------
                           MARK D. CURTIS, Senior Vice President and Treasurer (principal financial officer and principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures                                 Titles                     Date


/s/ J. WILLIAM JOHNSON              Chairman of the Board         MARCH 18, 2003
----------------------------
J. William Johnson


/s/ ALLEN E. BUSCHING               Director                      MARCH 18, 2003
----------------------------
Allen E. Busching


/s/ PAUL T. CANARICK                Director                      MARCH 18, 2003
----------------------------
Paul T. Canarick


/s/ BEVERLY ANN GEHLMEYER           Director                      MARCH 18, 2003
----------------------------
Beverly Ann Gehlmeyer


/s/ HOWARD THOMAS HOGAN, JR.        Director                      MARCH 18, 2003
----------------------------
Howard Thomas Hogan, Jr.


/s/ J. DOUGLAS MAXWELL, JR.         Director                      MARCH 18, 2003
----------------------------
J. Douglas Maxwell, Jr.


/s/ JOHN R. MILLER III              Director                      MARCH 18, 2003
----------------------------
John R. Miller III


/s/ WALTER C. TEAGLE III            Director                      MARCH 18, 2003
----------------------------
Walter C. Teagle III


/s/ MICHAEL N. VITTORIO             Director                      MARCH 18, 2003
----------------------------
Michael N. Vittorio

                                 CERTIFICATIONS

1. I, J. William Johnson, have reviewed this annual report on Form 10-K of The First of Long Island Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March  18, 2003

By /s/ J. WILLIAM JOHNSON
------------------------------------
J. WILLIAM JOHNSON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

1. I, Mark D. Curtis, have reviewed this annual report on Form 10-K of The First of Long Island Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003

By /s/ MARK D. CURTIS
--------------------------------------------
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

                                 EXHIBIT INDEX

                                                                                       EXHIBIT BEGINS
                                                                                        ON SEQUENTIAL
EXHIBIT        DESCRIPTION                                                                PAGE NO.
-------        -----------                                                             --------------
3(i)           Certificate of Incorporation, as amended                                      (1)

3(ii)          By-laws, as amended                                                           (2)

10.1           Incentive Compensation Plan                                                   (3)

10.2           1986 Stock Option and Appreciation Rights Plan                                (4)

10.3           1996 Stock Option and Appreciation Rights Plan                                (5)

10.4           Amendment to 1996 Stock Option and Appreciation Rights Plan dated
               February 20, 2001                                                             (6)

10.5           Employment Agreement between Registrant and J. William Johnson dated January 31, 1996, as amended December 18, 1996, January 2,
               1998, January 6, 1999, July 20, 1999, and July 9, 2002                        (7)

10.6           Employment Agreement between Registrant and Michael N. Vittorio
               dated June 22, 2002                                                           (8)

10.7           Employment Agreement between Registrant and Arthur J. Lupinacci,
               Jr. dated July 1, 1999, as amended July 9, 2002                               (9)

10.8           Employment Agreement between Registrant and Donald L. Manfredonia
               dated January 1, 2002, as amended July 9, 2002                               (10)

10.9           Employment Agreement between Registrant and Joseph G. Perri,
               dated January 1, 2002, as amended July 9, 2002                               (11)

10.10          Special Severance Agreement between Registrant and Richard Kick,
               dated January 1, 2002                                                        (12)

10.11          Special Severance Agreement between Registrant and Mark D.
               Curtis, dated January 1, 2002                                                (13)

10.12          Special Severance Agreement between Registrant and Brian J.
               Keeney, dated January 1, 2002                                                (14)

13             Registrant's Annual Report to Shareholders for the fiscal year
               ended December 31, 2002                                                       16

16             Letter from Arthur Andersen LLP dated June 27, 2002                          (15)

21             Subsidiary of Registrant                                                      74

23             Consent of Independent Public Accountants                                     76

99.1           Notice of 2003 Annual Meeting and Proxy Statement                            (16)

99.2           Certification by Chief Executive Officer and Chief Financial
               Officer                                                                       78

(1) Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

(2) Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 3(ii), which exhibit is incorporated herein by reference.

(3) "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 13 and 9, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 2003 are incorporated herein by reference.

(4) Previously filed as an exhibit to Form 10-K which exhibit is incorporated herein by reference.

(5) Previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

(6) Previously filed as part of Report on Form 10-K for 2000, filed on March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.

(7) Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson's employment agreement each involved an increase in Mr. Johnson's base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. The July 20, 1999 amendment to Mr. Johnson's employment contract served to correct the date set forth in Section 4(c) from May 31, 2005 to May 31, 2006. The July 9, 2002 amendment to Mr. Johnson's employment contract served to delete
     Section 4(d) "Additional Insurance". Mr. Johnson's current base annual salary is disclosed in Exhibit 99.1 to this Form 10-K filing.

(8) Previously filed as part of Report on Form 10-Q for the quarterly period ended June 30, 2002, filed on August 9, 2002, as Exhibit 10.1, which exhibit is incorporated herein by reference.

(9) Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 10.5, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Lupinacci's employment contract served to delete Section 8.1(b) "Additional Insurance" and eliminate the references in Section 8.2 to Section 8.1(b) and to "other insurance coverage". Mr. Lupinacci's current base annual salary is disclosed in Exhibit 99.1 to this Form 10-K filing.

(10) Employment agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia's employment contract served to delete Section 8.1(b) "Additional Insurance" and eliminate the references in Section 8.2 to
     Section 8.1(b) and to "other insurance coverage". Mr. Manfredonia's current base annual salary is disclosed in Exhibit 99.1 to this Form 10-K filing.

(11) Employment agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.8, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Perri's employment contract served to delete Section 8.1(b) "Additional Insurance" and eliminate the references in Section 8.2 to Section 8.1(b) and to "other insurance coverage". Mr. Perri's current base annual salary is disclosed in
     Exhibit 99.1 to this Form 10-K filing.

(12) Special Severance Agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.9, which exhibit is incorporated herein by reference.

(13) Special Severance Agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.9, which exhibit is incorporated herein by reference.

(14) Special Severance Agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.9, which exhibit is incorporated herein by reference.

(15) Previously filed as part of report on Form 8-K dated June 27, 2002, filed on July 2, 2002, as exhibit 16.1, which exhibit is incorporated herein by reference.

(16) The Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held April 15, 2003 was submitted in electronic format on March 4, 2003 and is incorporated herein by reference.

  EXHIBIT 13 - REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 2002

[LOGO] The First of Long Island
2002 ANNUAL REPORT

[PHOTO OMITTED]
1927............Celebrating 75 Years............2002

The First of Long Island Corporation

[LOGO] The First of Long Island
A BEACON OF STRENGTH FOR 75 YEARS

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

The Bank is a full service commercial bank which provides a broad range of financial services to individual, professional, corporate, institutional and government customers through its twenty-one branch system on Long Island.

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

About the Cover:

Top photo: The First National Bank of Glen Head - in Glen Head circa 1930's; pictured left is the first employee, Robert S. Miller. He had a long career with the Bank, becoming President in 1954 and Chairman of the Board in 1966. The identity of the individual on the right is unknown to us. If you recognize this person, please call the Marketing Department and help us update our records.

Bottom photo: The First National Bank of Long Island - the Glen Head Branch circa 1990's.

Table of Contents

Selected Financial Data - 1
Letter to Shareholders - 2
Testimonials - 4
Board of Directors - 7
Senior Management - 8
Management's Discussion and Analysis of Financial Condition and Results of Operations - 9
Management's Responsibility for Financial Reporting - 21
Consolidated Financial Statements and Notes - 22
Report of Independent Public Accountants - 43
Annual Meeting Notice - 44
Business Development Board - IBC
Branch Listings - OBC

SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years. This data should be read in conjunction with the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying consolidated financial statements and related notes.

                                                      2002            2001             2000             1999*            1998
                                                  ------------    ------------    -------------     ------------    -------------
INCOME STATEMENT DATA:
Total Interest Income .........................   $ 36,929,000    $ 37,989,000    $  38,822,000     $ 33,963,000    $  32,682,000
Total Interest Expense ........................      5,111,000       9,451,000       13,106,000        9,513,000        9,867,000
Net Interest Income ...........................     31,818,000      28,538,000       25,716,000       24,450,000       22,815,000
Provision for Loan Losses (Credit) ............        100,000         100,000          (75,000)              --         (100,000)
Net Income ....................................     11,563,000      10,094,000        9,318,000        9,034,000        8,236,000
PER SHARE DATA:**
Basic Earnings ................................   $       2.77    $       2.37    $        2.13     $       1.98    $        1.77
Diluted Earnings ..............................           2.73            2.33             2.10             1.95             1.73
Cash Dividends Declared .......................            .63             .54              .48              .43              .38
Stock Splits/Dividends Declared ...............        3-for-2              --               --               --               --
Book Value ....................................   $      20.53    $      17.84    $       16.33     $      14.45    $       13.73
BALANCE SHEET DATA AT YEAR END:
Total Assets ..................................   $792,342,000    $684,081,000    $ 625,992,000     $570,551,000    $ 546,127,000
Total Loans ...................................    261,108,000     226,688,000      192,909,000      182,774,000      170,718,000
Allowance for Loan Losses .....................      2,085,000       2,020,000        1,943,000        2,033,000        3,651,000
Total Deposits ................................    699,725,000     604,870,000      550,472,000      503,189,000      479,231,000
Stockholders' Equity ..........................     85,442,000      74,746,000       70,866,000       64,233,000       63,744,000
AVERAGE BALANCE SHEET DATA:
Total Assets ..................................   $753,703,000    $661,958,000    $ 600,326,000     $554,561,000    $ 508,982,000
Total Loans ...................................    242,773,000     205,959,000      186,451,000      176,078,000      164,063,000
Allowance for Loan Losses .....................      2,101,000       1,941,000        1,961,000        2,835,000        3,643,000
Total Deposits ................................    668,322,000     584,279,000      530,850,000      486,532,000      445,266,000
Stockholders' Equity ..........................     80,516,000      73,390,000       66,711,000       65,406,000       61,037,000
FINANCIAL RATIOS:
Return on Average Total Assets (ROA) ..........           1.53%           1.52%            1.55%            1.63%            1.62%
Return on Average Stockholders' Equity (ROE) ..          14.36%          13.75%           13.97%           13.81%           13.49%
Average Equity to Average Assets ..............          10.68%          11.09%           11.11%           11.79%           11.99%

*Net income, earnings per share, ROA, and ROE for 1999 are before a $945,000
 ($.21 per share) credit resulting from a transition adjustment to the allowance for loan losses.

**Adjusted to reflect the 3-for-2 stock split paid July 2002

STOCK PRICES**

      The Corporation's Common Stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol FLIC. The following table sets forth high and low sales prices for the years ended December 31, 2002 and 2001.

                    2002                 2001
             -----------------   -----------------
Quarter        High      Low       High      Low
-------      -------   -------   -------   -------
First        $ 26.67   $ 24.10   $ 26.04   $ 25.17
Second         33.83     25.94     27.17     25.50
Third          36.57     32.25     27.27     25.77
Fourth         36.75     30.50     26.83     25.20

      At December 31, 2002, there were 696 stockholders of record of the Corporation's Common Stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Letter to Shareholders

[PHOTO OMITTED]

Dear Shareholders,

We are very pleased to report on our results for 2002. Earnings per share were $2.73 versus $2.33 in 2001, reflecting a substantial growth of 17%. Our net income was $11,563,000. The graph below depicts earnings per share growth since 1979.

The Corporation declared total dividends of 63 cents per share in 2002, a 17% increase over the 54 cents per share declared last year. As you will recall, The First of Long Island also split its stock 3-for-2 in July 2002.

Return on Assets, a key measure of a bank's performance, remained high at 1.53%, and Return on Equity increased to 14.4% from 13.8%. The results in 2002 are particularly gratifying as they were achieved in a difficult interest rate environment. For example, the federal funds rate was reduced again to an incredibly low 1.25% in November 2002. The negative effects of the resultant lower net interest margin were overcome by growth in our business, particularly checking account balances.

Average checking account balances were 20% greater in 2002 than in the prior year, largely the result of our new business development program, and were clearly the most important reason for the growth in earnings per share. The solicitation of commercial checking account relationships is our most important strategy to increase earnings per share. Other important factors contributing to the earnings growth were increases in money market type savings balances and loans. In the loan categories, mortgage based products accounted for most of the increase, especially loans to consumers on residential real estate. Residential mortgages alone increased 37% in average outstandings as consumers refinanced their mortgages, added to their homes and bought new houses.

[THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL]

Earnings Per Share
1979              $.08
1980              $.15
1981              $.17
1982              $.21
1983              $.26
1984              $.38
1985              $.58
1986              $.68
1987              $.73
1988              $.83
1989              $.86
1990              $.91
1991              $.86
1992              $1.03
1993              $1.11
1994              $1.21
1995              $1.24
1996              $1.39
1997              $1.55
1998              $1.73
1999              $1.95
2000              $2.10
2001              $2.33
2002              $2.73

On a fully diluted basis excluding special credits. Adjusted for dividends and splits.

[THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL]

Average Checking Balances
In Millions of Dollars
1997              $133,082
1998              $154,781
1999              $168,791
2000              $186,215
2001              $201,688
2002              $241,683

As we look towards the year 2003 we are excited by the opportunities, although significant challenges lie ahead. The most difficult will likely be an even more stressful interest rate environment, placing even greater pressure on our net interest margin. Other issues include an escalation in insurance premiums for most of our important coverages and the possibility of Congress passing legislation to permit interest on corporate checking accounts. In addition, we are dealing with a lackluster economy indicating little evidence of any meaningful expansion.

We continue, however, to be enthusiastic about our growth opportunities. As our shareholders know, two of our most important markets are privately owned businesses and professionals. We have had excellent success over the years in attracting and retaining these customers at The First of Long Island. We will continue the strategy of soliciting banking relationships from these types of customers both on Long Island and soon in Manhattan, as we look forward to establishing branches in that borough. We also plan on pricing our consumer checking accounts more aggressively in order to grow that business which has been stagnant, not in terms of balances maintained, but in numbers of accounts. Also, in the consumer market, we expect to offer mutual funds and annuities again in order to more fully meet the investing needs of our personal customers.

The strength of The First of Long Island has always been our most important goal. It is our duty not only to our shareholders but to our customers to ensure that the Bank will always be a "Beacon of Financial Strength in all Economic Climates". There are 10,000 banks and thrifts in the United States, and we were proud to report that Weiss Ratings, Inc. recently rated The First National Bank of Long Island one of the ten strongest amongst the 10,000 banks and thrifts.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL]

Return on Average Assets
1998              1.62%
1999              1.63%
2000              1.55%
2001              1.52%
2002              1.53%
Excluding special credits.

[THE FOLLOWING TABLE WAS REPRESENTED BY A BAR CHART IN THE PRINTED MATERIAL]

Cash Dividends Declared Per Share
1979              $.01
1980              $.02
1981              $.02
1982              $.03
1983              $.05
1984              $.05
1985              $.08
1986              $.10
1987              $.11
1988              $.13
1989              $.13
1990              $.15
1991              $.17
1992              $.19
1993              $.21
1994              $.23
1995              $.25
1996              $.29
1997              $.33
1998              $.38
1999              $.43
2000              $.48
2001              $.54
2002              $.63
Adjusted to reflect the 3-for-2 split paid July 2002.

Although we will be challenged in 2003, not only by external factors but by the expenses of our growth strategies, we look to the future with confidence. As we have said before, we sincerely believe the quality of service provided by The First of Long Island is unequaled by any of our competitors, and we will continue to work very hard to perpetuate that level of service and maintain The First of Long Island as a premier and prosperous financial institution.

We are also pleased to announce that Michael N. Vittorio, Executive Vice President, was elected to the Board of Directors of the Corporation and the Bank on February 18, 2003, and his name is submitted to you for a full year term beginning this April. At the same meetings Mike was also elected President of both entities effective March 1, 2003. I know you will all join me in wishing him well in his new responsibilities.

                                            /s/ J. William Johnson

                                            J. William Johnson
                                            Chairman and Chief Executive Officer

     We have a deeply rooted commitment to provide an unparalleled level of service to our customers - privately owned businesses, professionals and service conscious consumers.
- J. William Johnson

[PHOTO OMITTED]
Arthur J. Lupinacci
Executive Vice President,
Chief Administrative Officer
The First National Bank of Long Island
Senior Management

We've always prided ourselves on the financial strength of The First of Long Island. Under the leadership of J. William Johnson, our shareholders have seen positive growth in cash dividends and earnings. The Bank prides itself on remaining a "Beacon of Strength in All Economic Climates." Recently, Weiss Ratings, a major independent ratings agency, named The First National Bank of Long Island one of the 10 strongest amongst 10,000 banks and thrifts across the nation based on capital adequacy, asset quality, earnings, and liquidity. We are particularly gratified with this rating as it acknowledges our continued commitment to the financial health of our community bank.

[PHOTO OMITTED]
Mark Udell
Chief Executive Officer
London Jewelers
Customer

My grandfather established our business in 1926, catering to the wealthy estates in the area. Over time, mergers and liquidations eroded the atmosphere and service of our original bank; we began to feel like we were just a number. That all changed when we were introduced to The First of Long Island. Both Don Manfredonia and Bill Johnson were instrumental in providing small business loans to allow us to expand our network of fine stores on Long Island. Our business models and philosophies are very similar: a business environment both genuine and sincere, staffed by people who really care; and an ethical and conservative management structure. I always feel like a significant part of the Bank - a self-titled ambassador, if you could go that far. We are both progressive organizations forging steady growth for over three-quarters of a century.

[PHOTO OMITTED]
Donald Brown
Vice Chairman
Slant/Fin Corporation
Customer

I live locally and because I value relationships within the community, I make it a point to patronize the stores in my neighborhood. Whenever I do my personal banking at the Glen Head branch, I run into friends and other local community people. It's not just the Bank's employees' professionalism, or convenient locations, nor even the hand delivery of personal documents that distinguishes The First of Long Island from other financial institutions. There's a special warmth and friendliness that exists at the Bank. From my perspective, The First of Long Island and I have a nice solid comfortable relationship. I've always liked that about them.

[PHOTO OMITTED]
Robert Giambalvo, CPA
President
Giambalvo, Kilgannon & Giammarese, CPAs, PC
Customer

As a CPA firm, we are committed to giving our clients exceptional service. We expect the same consideration and attention to detail when we are the customer. And that's exactly what we get from The First National Bank of Long Island. We appreciate the personal attention from the staff - especially Executive Vice President Joe Perri, who exemplifies what a banker should be - as well as the Bank's local perspective. Everything is handled here and I don't have to wait for some anonymous person across the state or the country for a response. In my business, personal service is what keeps clients. That's also true in banking, and it's the reason I chose The First of Long Island over every other bank in the New York metro area.

[PHOTO OMITTED]
Patricia Petersen
President & CEO
Daniel Gale Real Estate Organization
Customer

The real estate industry, much like banking, is highly influenced by the dynamics of the Long Island economy. In good and bad times, the strength of our relationship has kept us loyal customers of The First of Long Island. Not only has the Bank provided special financing over the years, they've also given invaluable counsel. Even though we have both grown into powerful organizations in our own right, The First of Long Island has remained the small town community bank for us. Their professionalism and firsthand knowledge of banking and finance make the Bank a significant partner in the Daniel Gale success story. As we expand further on Long Island, we know The First of Long Island will be there for us.

[PHOTO OMITTED]
Steven Dubner
President
Steven Dubner Landscaping, Inc.
Customer

The Bank's capital strength is a given; it's their customer loyalty that impresses me. I can always reach out and speak directly to anyone at my branch or at the executive level. It's probably why I continue to bank at the Woodbury branch with George Knott and June Pipito. I have found both to be very capable and professional in addressing my banking needs. We can always count on them in any situation. There are always open lines of communication to discuss any of my business or personal banking needs. I like the fact that there is no staff turnover. No issue is ever too big or too small to handle. As a businessperson, I recognize the importance of capital adequacy for a bank, but it's really the human aspect that I consider the most important factor in this relationship.

Customer since 1968

[PHOTO OMITTED]
Jeffrey D. Forchelli
Esquire
Managing Partner
Forchelli, Curto, Schwartz, Mineo, Carlino & Cohn, LLP
Customer

We were originally introduced to the Bank through, of all things, a direct mail piece. Due to dissatisfaction with our `big bank,' we turned to The First of Long Island for our banking needs. Whatever our needs, they have always worked with us to meet them in a mutually beneficial way. They have always been pleasant, professional, and very helpful. Our bank officer and the branch network - especially Mineola and Allen Blvd. - have a strong commitment to our continued success by providing quality products and services. Because of our positive experience with the Bank, we have enthusiastically referred clients to The First of Long Island for more than thirteen years.

[PHOTO OMITTED]
Camilla Wnuk
Business Owner
Glen Head Hardware
Shareholder

My husband Carl believes in staying in the community. The First of Long Island has had the same relationship with the communities they serve. Even from the days when my husband's family made their deliveries in "a little wagon," the Bank has always been there to provide quality service to the people of our community. From John Mulder, the Glen Head Branch Manager, to Mr. Johnson the Chairman, The First National Bank of Long Island is made up of good people who really care about us - both personally and professionally. We've always been able to count on them. We've never banked anywhere else; it's something we've never even considered!

Customer since 1935

[PHOTO OMITTED]
Herb Schnipper
Business Owner
Harbor Lumber
Shareholder

It's been 50 years and we're still with The First of Long Island - a local and fair-minded bank that has always been there for us. I've always felt quite at home - never a stranger. I can remember when Robert Miller, the Bank's president, ran the show; I'm glad to see that The First of Long Island remains true to its philosophy of providing the best customer service to the private business owner - like me.

Customer since 1952

[PHOTO OMITTED]
Quentin B. Sammis
President
Coldwell Banker Sammis
Business Development Board Member

Ten years ago, we were a relatively small real estate firm, approached by a major competitor offering to sell us their Long Island operations. They were losing money and desperate to unload twelve locations. It was a monumental business decision for us. Fortunately, the Bank believed in us; they provided advice, encouragement, and financing for the expansion. As a result, the acquisition more than quadrupled our exposure in the marketplace. Because The First of Long Island is a sound commercial bank, we trust their judgment; they have good people on staff and the right management team in place. In fact, we consider the Bank to be an important part of our company, helping us to develop new properties and make strategically sound business decisions. Relationships like this don't develop overnight; they are cultivated with mutual trust and respect.

[PHOTO OMITTED]
Bernard Esquenet
Chief Executive Officer
The Ruhof Corporation
Business Development Board Member

Since we are manufacturers of medical cleaning agents, environmental safety issues affect the growth of our business; expansion becomes a very complex subject. Many years ago, we banked with one of the large money centers; they couldn't offer solutions, just endless excuses and broken promises. In 1989, The First of Long Island came to the rescue. As 'The Big Bank Alternative,' they listened; their decisions had a profound impact on the success of our organization. For the last fourteen years, I've worked closely with my branch manager, Peter Arebalo in Valley Stream. He has a talent for orchestrating introductions when his customers need assistance: he actually helps them solve each other's problems. It's part of his job - it's what he brings to the table; he's an important part of each customer's success. Because of his intervention, I've made valuable lifelong allegiances with people and companies I trust and respect.

[PHOTO OMITTED]
J. Douglas Maxwell, Jr.
Chief Financial Officer
NIRx Medical Technologies LLC
Board of Directors

One of the great strengths of the Bank is consistency of focus. We have enjoyed growth and profitability by providing exceptional service to a very specific group of customers - small private businesses, professionals and service conscious consumers. As we look forward, we believe more strongly than ever that in today's complex and demanding world these customers and others like them will continue to value the individual attention we provide them. Our aim, as it has been, is to keep expanding geographically - carefully and selectively. To use today's business jargon, we think that our business model is reproducible. We are testing that belief by venturing into New York City. We are confident that this initial step outside our traditional geographic boundaries will be followed by many more and that this vision will sustain our commitment to both our shareholders and customers.

[PHOTO OMITTED]
Executive Committee, l. to r: Donald L. Manfredonia, Mark D. Curtis, Michael N. Vittorio, J. William Johnson, Arthur J. Lupinacci Jr., Joseph G. Perri, Richard Kick, Brian J. Keeney

                      THE FIRST OF LONG ISLAND CORPORATION
                                    Officers

J. William Johnson
Chairman and
Chief Executive Officer

Michael N. Vittorio
President

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

Michael N. Vittorio
President

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

Joseph G. Perri
Executive Vice President
Senior Commercial Marketing Officer

Mark D. Curtis
Senior Vice President
Chief Financial Officer and Cashier

Brian J. Keeney
Senior Vice President
Executive Trust Officer

Richard Kick
Senior Vice President
Senior Operations and
Senior Retail Loan Officer

[PHOTO OMITTED]
Standing, l to r: Walter C. Teagle III, Paul T. Canarick, J. William Johnson, Howard Thomas Hogan Jr., John R. Miller III
Seated, l to r: J. Douglas Maxwell Jr., Allen E. Busching, Beverly Ann Gehlmeyer

                      THE FIRST OF LONG ISLAND CORPORATION
                               Board of Directors

J. William Johnson
Chairman and
Chief Executive Officer

Allen E. Busching
Principal, B&B Capital
(consulting and private investment)

Paul T. Canarick
President and Principal
Paul Todd, Inc.
(construction company)

Beverly Ann Gehlmeyer
Tax Manager and Principal
Gehlmeyer & Gehlmeyer, P.C.
(certified public accounting firm)

Howard Thomas Hogan, Jr.
Hogan & Hogan
(attorney, private practice)

J. Douglas Maxwell, Jr.
Chief Financial Officer
NIRx Medical Technologies LLC
(medical technology)

John R. Miller III
President and Publisher
Equal Opportunity Publications, Inc.
(publishing)

Walter C. Teagle III
President
Teagle Management, Inc.
(private investment consulting firm)

Michael N. Vittorio
President


The First of Long Island is here for today...and tomorrow.

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

Overview

     2002 Versus 2001 Summary. The Corporation earned $2.73 per share in 2002 as compared to $2.33 in 2001, an increase of 17%. Based on 2002 net income of $11,563,000, the Corporation returned 1.53% on average total assets and 14.36% on average total equity as compared to returns of 1.52% and 13.75% in 2001. Total assets and deposits were $792,342,000 and $699,725,000, respectively, at December 31, 2002, each up by approximately 16% when compared to the prior year-end balance. Despite continued cash dividends and purchases under the Corporation's stock repurchase program, total capital before unrealized gains on available-for-sale securities grew by $7,710,000 in 2002, or approximately 10%, and the Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank. In addition, the Corporation's liquidity continues to be good.

     Overwhelmingly, the most important reason for the earnings increase in 2002 was significant growth in average checking balances. Average checking balances for 2002 were up approximately 20%. The growth is believed to be attributable to a variety of factors including targeted solicitation efforts by the Bank's business development officers, favorable conditions in the local economy, the high level of customer service offered by the Bank, and, as a result of the currently low interest rate environment, a lack of incentive for the Bank's customers to invest excess balances.

     Other factors that made a meaningful contribution to this year's earnings growth were loan growth and growth in savings and money market balances. Average loans outstanding grew by almost 18%, with the majority of the growth occurring in residential mortgages, commercial mortgages, and home equity lines. Growth in these categories is believed to be partially attributable to favorable conditions in the Long Island economy as well as a decline in interest rates and the resulting increase in the desire of bank customers to refinance their existing mortgages. The growth in savings and money market balances was largely comprised of growth in "Select Savings", a statement savings account that earns a higher money market rate, and growth in nonpersonal money market balances. The growth in Select Savings balances is believed to be partially attributable to troubled conditions in the equity markets and a resulting increase in the attractiveness of FDIC insured bank deposits as an investment vehicle. The positive impact on earnings of checking, loan and savings growth was partially offset by a downtrend in net interest margin and an increase in noninterest expense.

     2002 was a slower year from the standpoint of the Corporation's stock repurchase program. During 2002, and as adjusted for the 3-for-2 stock split paid July 2002, the Corporation was able to purchase approximately 53,000 shares of common stock as compared to approximately 178,000 shares in 2001 and 127,000 shares in 2000. The stock repurchase program has been used by management to enhance earnings per share and return on average stockholders' equity (ROE). The stock repurchase program is estimated to have contributed approximately 5 cents of the 40-cent increase in earnings per share for 2002. The estimated contribution to earnings per share includes the full-year impact of the shares purchased in 2001 plus the additional impact of the shares purchased throughout 2002.

     Management expects that continued downward pressure on net interest margin and, to a lesser extent, increased insurance cost and the cost of new branch openings will challenge the Bank from an earnings perspective in 2003. Net interest margin trended downward throughout 2002 as a result of a decline in intermediate and longer-term rates that began in 2001 and became significantly more pronounced during 2002, particularly during the last half of the year. Net interest margin was negatively impacted as interest-earning assets repriced at lower yields and proceeds from the maturity and amortization of such assets were reinvested at lower yields. Management expects that net interest margin will decline even further in 2003. In addition, due to current conditions in the insurance marketplace, the Bank's 2003 earnings will be negatively impacted by a significant increase in insurance premiums for liability, health care, and other coverages. Furthermore, the Bank currently plans to open several new commercial banking offices in Manhattan during the first half of 2003. Although the new locations are expected to positively impact results of operations on a longer-term basis, the near-term impact is expected to be negative as a result of start-up expenses, increased marketing efforts, and operating expenses incurred while a customer base is being built.

     2001 Versus 2000 Summary. The Corporation earned $2.33 per share in 2001 as compared to $2.10 in 2000, an increase of 11%. Based on 2001 net income of $10,094,000, the Corporation returned 1.52% on average total assets and 13.75% on average total equity as compared to returns of 1.55% and 13.97% in 2000. Total assets and deposits were $684,081,000 and $604,870,000, respectively, at December 31, 2001, representing increases over prior year-end balances of 9.3% and 9.9%, respectively. Despite continued purchases under the Corporation's stock repurchase program, total capital before unrealized gains on available-for-sale securities grew by $3,570,000 in 2001, or approximately 5%, and the Corporation's capital ratios continued to substantially exceed the current regulatory criteria for a well-capitalized bank. In addition, the Corporation's liquidity continued to be strong.

     The most important reason for the earnings increase in 2001 was growth in average checking balances. Other important factors were growth in average loan and money market type savings balances and an increase in service charge income. Average checking balances for 2001 were up approximately $15.5 million, or just over 8%, average loans outstanding were up approximately $19.5 million, or 10.5%, average money market type savings balances were up approximately $41.3 million, or almost 16%, and service charge income grew by $509,000, or approximately 17%. Also positively impacting earnings were growth in stockholders' equity and the Corporation's share repurchase program. An increase in noninterest expense partially offset the earnings growth brought about by the aforementioned items.

     When comparing year-end balances, the Bank's mortgage loan portfolio grew by almost 16% in 2001 as compared to 5.2% in 2000 and 11.5% in 1999. The 2001 growth was comprised of an increase in commercial mortgages of 6.8% and an increase in residential mortgages, including home equity loans and lines, of 25.0%. This compares to increases of 3.2% for commercial mortgages and 7.4% for residential mortgages in 2000. The increased growth rates for residential and commercial mortgage loans experienced in 2001 is believed to be partially attributable to a decrease in mortgage rates and a resulting increase in the desire of bank customers to refinance their existing mortgages and favorable conditions in the Long Island economy. Commercial mortgages continued to be the Bank's most important loan product.

     The Bank's portfolios of tax-exempt and mortgage securities grew during 2001, while the long-term U.S. Treasury portfolio declined. This occurred as a result of management's efforts to take advantage of the better returns afforded by municipal and mortgage securities relative to the Treasury sector. Savings and money market deposits were up 11.8% when comparing year-end 2001 to 2000 primarily because of growth in Select Savings, nonpersonal money market, and IOLA (interest on lawyer) accounts.

     2001 was a successful year from the standpoint of the Corporation's stock repurchase program. During 2001, and as adjusted for the 3-for-2 stock split paid July 2002, the Corporation was able to repurchase approximately 178,000 shares of common stock, representing approximately 4% of total shares outstanding at the beginning of the year. This compares to repurchases of approximately 127,000 and 214,000 shares in 2000 and 1999, respectively. The stock repurchase program has been used by management to enhance earnings per share and return on average stockholders' equity (ROE). The stock repurchase program is estimated to have contributed approximately 5 cents of the 23 cent increase in earnings per share for 2001.

Net Interest Income

     Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                  2002                            2001                            2000
                                    ------------------------------- ------------------------------- -------------------------------
                                     Average                Average  Average                Average  Average                Average
                                     Balance    Interest     Rate    Balance    Interest     Rate    Balance    Interest     Rate
                                    ---------   ---------   ------- ---------   ---------   ------- ---------   ---------   -------
                                                                        (dollars in thousands)
Assets:
Federal funds sold ..............   $  50,586   $     823    1.63%  $  82,017   $   3,291    4.01%  $  80,387   $   5,044    6.27%
Investment securities:
  Taxable .......................     290,322      13,669    4.71     223,538      12,643    5.66     204,272      12,725    6.23
  Nontaxable(1) .................     128,337       8,791    6.85     114,982       8,038    6.99      96,141       6,832    7.11
Loans(1)(2) .....................     242,773      16,651    6.86     205,959      16,781    8.15     186,451      16,596    8.90
                                    ---------   ---------   ------- ---------   ---------   ------- ---------   ---------   -------
Total interest-earning
   assets(1) ....................     712,018      39,934    5.61     626,496      40,753    6.51     567,251      41,197    7.26
                                                ---------   -------             ---------   -------             ---------   -------
Allowance for loan losses .......      (2,101)                         (1,941)                         (1,961)
                                    ---------                       ---------                       ---------
Net interest-earning assets .....     709,917                         624,555                         565,290
Cash and due from banks .........      31,284                          24,472                          22,026
Premises and equipment, net .....       6,654                           7,133                           6,695
Other assets ....................       5,848                           5,798                           6,315
                                    ---------                       ---------                       ---------
                                    $ 753,703                       $ 661,958                       $ 600,326
                                    =========                       =========                       =========
Liabilities and
  Stockholders' Equity:
Savings and money
  market deposits ...............   $ 391,829       4,472    1.14   $ 343,389       7,944    2.31   $ 303,530      11,127    3.67
Time deposits ...................      34,810         639    1.84      39,202       1,507    3.84      41,105       1,979    4.81
                                    ---------   ---------   ------- ---------   ---------   ------- ---------   ---------   -------
Total interest-bearing deposits .     426,639       5,111    1.20     382,591       9,451    2.47     344,635      13,106    3.80
                                    ---------   ---------   ------- ---------   ---------   ------- ---------   ---------   -------
Checking deposits(3) ............     241,683                         201,688                         186,215
Other liabilities ...............       4,865                           4,289                           2,765
                                    ---------                       ---------                       ---------
                                      673,187                         588,568                         533,615
Stockholders' equity ............      80,516                          73,390                          66,711
                                    ---------                       ---------                       ---------
                                    $ 753,703                       $ 661,958                       $ 600,326
                                    =========                       =========                       =========
Net interest income(1) ..........               $  34,823                       $  31,302                       $  28,091
                                                =========                       =========                       =========
Net interest spread(1) ..........                            4.41%                           4.04%                           3.46%
                                                            =======                         =======                         =======
Net interest yield(1) ...........                            4.89%                           5.00%                           4.95%
                                                            =======                         =======                         =======

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

                                                                Year Ended December 31,
                                  ------------------------------------------------------------------------------------
                                              2002 versus 2001                            2001 versus 2000
                                   Increase (decrease) due to changes in:      Increase (decrease) due to changes in:
                                  ----------------------------------------    ----------------------------------------
                                                         Rate/      Net                              Rate/      Net
                                  Volume      Rate      Volume(2)  Change     Volume      Rate      Volume(2)  Change
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                                                     (in thousands)
Interest Income:
Federal funds sold ............   $(1,261)   $(1,957)   $   750    $(2,468)   $   102    $(1,818)   $   (37)   $(1,753)
Investment securities:
  Taxable .....................     3,777     (2,118)      (633)     1,026      1,200     (1,172)      (110)       (82)
  Nontaxable (1) ..............       934       (162)       (19)       753      1,339       (111)       (22)     1,206
Loans (1) .....................     3,000     (2,655)      (475)      (130)     1,736     (1,404)      (147)       185
                                  -------    -------    -------    -------    -------    -------    -------    -------
Total interest income .........     6,450     (6,892)      (377)      (819)     4,377     (4,505)      (316)      (444)
                                  -------    -------    -------    -------    -------    -------    -------    -------

Interest Expense:
Savings and money
  market deposits .............     1,121     (4,025)      (568)    (3,472)     1,461     (4,105)      (539)    (3,183)
Time deposits .................      (169)      (787)        88       (868)       (92)      (399)        19       (472)
                                  -------    -------    -------    -------    -------    -------    -------    -------
Total interest expense ........       952     (4,812)      (480)    (4,340)     1,369     (4,504)      (520)    (3,655)
                                  -------    -------    -------    -------    -------    -------    -------    -------
Increase (decrease) in net
  interest income .............   $ 5,498    $(2,080)   $   103    $ 3,521    $ 3,008    $    (1)   $   204    $ 3,211
                                  =======    =======    =======    =======    =======    =======    =======    =======

(1)  Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

Net Interest Income - 2002 Versus 2001

     Net interest income on a tax-equivalent basis increased by $3,521,000, or 11.2%, from $31,302,000 in 2001 to $34,823,000 in 2002. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $5,498,000 and a negative rate variance of $2,080,000.

     Volume Variance. The positive volume variance was largely caused by substantial growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing 2002 to 2001, average checking deposits increased by $39,995,000, or approximately 20%. Funding interest-earning asset growth with growth in checking deposits has a greater impact on net interest income than funding such growth with interest-bearing deposits because checking deposits, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation's key strategies for increasing earnings per share.

     Also making a contribution to the positive volume variance was growth in savings and money market deposit balances and the use of such funds to purchase investment securities and originate loans. When comparing 2002 to 2001, average savings and money market deposit balances increased by $48,440,000, or 14.1%. Although the largest components of this increase were growth in Select Savings and nonpersonal money market accounts, the Bank also experienced nice growth in traditional savings and IOLA accounts.

     The Bank's new business program is a significant factor that favorably impacted the growth in average checking balances during 2002. Competitive pricing, customer demographics, and troubled conditions in the equity markets are believed to be important factors with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service as well as national and local economic conditions.

     Rate Variance. During 2001, there was a significant decrease in short-term interest rates as evidenced by a 475 basis point reduction in both the federal funds target rate and the Bank's prime lending rate. During 2002, there were no further reductions in short-term rates until November when both the federal funds target rate and the Bank's prime lending rate declined by an additional 50 basis points. As shown in the interest rate sensitivity gap table included in the Market Risk section of this discussion and analysis, the Bank has a significant volume of money market type deposit accounts that are subject to repricing as short-term interest rates change. Since the amount of these deposits outweighs the assets held by the Bank whose pricing is tied to short-term interest rates, a decrease in short-term interest rates should positively impact the Bank's net interest income in the near term. However, if short-term rates decline to the point that the Bank can not, due to competitive pressures, decrease its money market rates in the same amount as market decreases in the federal funds target rate, the prime lending rate, and other short-term rates, the magnitude of the positive impact will decline. This is what happened as short-term interest rates dropped significantly in 2001. In response, the Bank took advantage of the slope of the yield curve by extending the average maturity of its short-term securities portfolio and thereby preserving its spread on short-term interest-earning assets and liabilities.

     Rates on intermediate and longer-term securities and loans also declined during 2001 and 2002, but by contrast to short-term rates, the magnitude of the decline was far more significant in 2002. During 2002, yields on two, five, and ten year U.S. Treasury securities decreased by 142, 157, and 124 basis points, respectively, with most of the decrease occurring in the last half of the year. As a result, net interest margin trended downward throughout 2002 as interest-earning assets repriced at lower yields and proceeds from the maturity and amortization of such assets were reinvested at lower yields. Management expects that net interest margin will continue its downward trend in 2003 and that the decline for the year as a whole will be more severe than the 11 basis point decline experienced in 2002.

Net Interest Income - 2001 Versus 2000

     Net interest income on a tax-equivalent basis increased by $3,211,000, or 11.4%, from $28,091,000 in 2000 to $31,302,000 in 2001. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $3,008,000 and a positive rate/volume variance of $204,000.

     The positive volume variance was largely caused by: (1) growth in average checking deposits and the use of such funds to purchase investment securities and originate loans; and (2) growth in money market type deposits and the use of such funds to increase the Bank's overnight position in federal funds sold and to purchase securities and originate loans. When comparing 2001 to 2000, average checking deposits increased by $15,473,000, or 8.3%, average savings and money market deposits increased by $39,859,000, or 13.1%, average loans increased by $19,508,000, or 10.5%, and average investment securities increased by $38,107,000, or 12.7%. The growth in loans was largely comprised of increases in residential mortgages, including home equity loans, and commercial loans, with the commercial loan growth having the largest positive impact on net interest income.

     The Bank's new business program is a significant factor that favorably impacted the growth in average checking balances noted when comparing 2001 to 2000, and competitive pricing and customer demographics are believed to be important factors with respect to the growth in average interest-bearing deposits noted during the same period. In addition, the growth in both checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service and local economic conditions.

     The Bank's net interest spread and yield increased from 3.46% and 4.95%, respectively, in 2000 to 4.04% and 5.00%, respectively, in 2001. It would appear that the principal cause of the increase in net interest spread was the significant decline in short-term interest rates experienced during 2001, and the principal cause of the increase in net interest margin was a change in the mix of investments. Federal funds sold, which is the Bank's lowest yielding investment, became a smaller percentage of total interest-earning assets and nontaxable securities, a higher yielding investment, became a larger percentage.

     During 2001, both the federal funds target rate and the Bank's prime lending rate decreased by 475 basis points. As more fully discussed in the Market Risk section of this discussion and analysis, a decline in interest rates should initially have a positive impact on net interest income. However, net interest income in 2001 was not positively impacted by declining interest rates because the Bank did not decrease the rates paid on its money market type deposit accounts as quickly or in the same amount as market decreases in the overnight federal funds rate or the prime lending rate.

Noninterest Income, Noninterest Expense, and Income Taxes

     Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of available-for-sale securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income was $5,488,000, $4,949,000, and $4,525,000 in 2002, 2001, and 2000, respectively. The 10.9%
increase in noninterest income in 2002 is primarily attributable to a revised service charge schedule which went into effect on March 1, 2002 and the fact that losses on sales of available-for-sale securities decreased by $237,000 in 2002. The 9.4% increase in noninterest income in 2001 is primarily attributable to revisions made to the Bank's service charge schedule in the third quarter of 2000 and the resulting impact on overdraft check charges and maintenance/activity charges.

     Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense was $21,488,000 and $19,767,000 in 2002 and 2001, respectively, representing increases over prior year amounts of $1,721,000, or 8.7%, and $2,200,000, or 12.5%. The increase for 2002 is primarily comprised of an increase in salaries of $871,000, or 9.7%, and an increase in employee benefits expense of $731,000, or 20.1%. The increase in salaries is attributable to normal annual salary adjustments and additions to staff. The increase in employee benefits expense is largely attributable to increases in the cost of health care insurance, profit sharing expense, and incentive compensation. The strong growth in earnings per share for 2002 was the primary reason for the increase in profit sharing expense. Earnings per share growth, goals being exceeded, and a further move toward performance based compensation are the primary reasons for the increase in incentive compensation.

     The increase in noninterest expense for 2001 is comprised of an increase in salaries of $822,000, or 10.1%, an increase in employee benefits expense of $413,000, or 12.8%, an increase in occupancy and equipment expense of $409,000, or 17.0%, and an increase in other operating expenses of $556,000, or 14.6%. The increase in salaries is attributable to normal annual salary adjustments, filling of staff vacancies, and additions to staff resulting from, among other things, the opening of three new branch offices in the latter part of 2000 and one new branch office in the early part of 2001. The increase in employee benefits expense is largely attributable to the increased number of employees, an increase in retirement plan expense resulting from decreased interest rates and lower returns on retirement plan assets, revisions made to the Bank's incentive compensation program, and an increase in medical insurance premiums. The increase in occupancy and equipment expense is primarily attributable to increases in depreciation and rental expense resulting from improvements in technology and new branch openings, respectively. A substantial portion of the increase in other operating expenses resulted from increases in mortgage recording tax, appraisal fees, stationery and supplies expense, marketing expense, and charges associated with the January 2002 closing of the Bank's Cross Island Plaza branch. The increases in mortgage recording tax and appraisal fees resulted from increased mortgage origination activity and the increase in stationery and supplies expense is partially attributable to the new branch openings and form changes necessitated by the implementation of imaging technology.

     The Bank currently expects to open several new commercial banking offices in Manhattan during the first half of 2003. Although the new locations are expected to positively impact results of operations on a longer-term basis, the near-term impact is expected to be negative as a result of start-up expenses, increased marketing efforts, and operating expenses incurred while a customer base is being built. Based on available information, management expects that the negative impact on 2003 net income before income taxes should not exceed $400,000.

     Income tax expense as a percentage of book income was 26.4%, 25.9%, and 26.9% in 2002, 2001, and 2000, respectively. The increase in the percentage for 2002 is primarily attributable to the fact that tax-exempt interest income became a smaller component of income before income taxes. The decrease in the percentage for 2001 is primarily attributable to an increase in the amount of tax-exempt income on municipal securities and increased funding by the Bank of its REIT (real estate investment trust) and investment subsidiaries.

Application of Critical Accounting Policies

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the allowance for loan losses is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time. As discussed more fully in the Allowance and Provision For Loan Losses section below and in Note A to the consolidated financial statements, some of the factors we evaluate in determining an appropriate allowance for loans losses include expected future cash flows and/or collateral values on loans considered to be impaired, national and local economic conditions, the strength of the local real estate market, and environmental risks. Changes in the estimated impact of these factors on the ultimate collectibility of loans in the Bank's portfolio could require a significant change in the allowance, and this change could have a material impact on the Bank's results of operations.

Asset Quality

     The Corporation has identified certain assets as risk elements. These assets present more than the normal risk that the Bank will be unable to eventually collect or realize their full carrying value. Information about the Corporation's risk elements is as follows:

                                                                                       December 31,
                                                                    ---------------------------------------------------
                                                                     2002       2001       2000       1999       1998
                                                                    -------    -------    -------    -------    -------
                                                                                  (dollars in thousands)

Nonaccruing loans ...............................................   $    --    $   105    $    --    $    28    $    22
Foreclosed real estate ..........................................        --         --         --         --         --
                                                                    -------    -------    -------    -------    -------
  Total nonperforming assets ....................................        --        105         --         28         22
Troubled debt restructurings ....................................        --         10         --         --         --
Loans past due 90 days or more as to
  principal or interest payments and still accruing .............         2        236        173          5         --
                                                                    -------    -------    -------    -------    -------
  Total risk elements ...........................................   $     2    $   351    $   173    $    33    $    22
                                                                    =======    =======    =======    =======    =======
Nonaccruing loans as a percentage of total loans ................       .00%       .05%       .00%       .02%       .01%
                                                                    =======    =======    =======    =======    =======
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ....................................       .00%       .05%       .00%       .02%       .01%
                                                                    =======    =======    =======    =======    =======
Risk elements as a percentage of total loans and
  foreclosed real estate ........................................       .00%       .15%       .09%       .02%       .01%
                                                                    =======    =======    =======    =======    =======


                                                                                  Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                     2002       2001       2000       1999       1998
                                                                    -------    -------    -------    -------    -------
                                                                                  (dollars in thousands)
Gross interest income that would have been
recorded during the year under original terms:
  Nonaccrual loans ..............................................   $    --    $     8    $    --    $     4    $     2
  Restructured loans ............................................        --         --         --         --         --

Gross interest income recorded during the year:
  Nonaccrual loans ..............................................        --          4         --          3          2
  Restructured loans ............................................        --         --         --         --         --

Commitments for additional funds - Nonaccrual, restructured,
past due loans ..................................................      None        150        150       None       None


Allowance and Provision for Loan Losses

     The allowance for loan losses was $2,085,000, or .8% of total loans at December 31, 2002 as compared to $2,020,000, or .9% of total loans, at December 31, 2001. The change in the allowance during 2002 is due to a $100,000 provision for loan losses, chargeoffs of $84,000, and recoveries of $49,000.

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

     In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating losses the Bank reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Estimated losses for loans that are not specifically reviewed are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. Management also considers relevant loan loss statistics for the Bank's peer group. The estimated losses on the loans specifically reviewed plus those determined on a pooled basis make up the allocated component of the allowance for loan losses. The unallocated or general component of the allowance for loan losses could cover losses in the portfolio that have not otherwise been identified through the review of specific loans or pools of loans.

     The following table sets forth the allocation of the Bank's total allowance for loan losses by loan type.


                                                                      December 31,
                           --------------------------------------------------------------------------------------------------
                                  2002                2001                2000                1999                1998
                           ------------------  ------------------  ------------------  ------------------  ------------------
                                      % of                % of                % of                % of                % of
                                      Loans               Loans               Loans               Loans               Loans
                                     To Total            To Total            To Total            To Total            To Total
                           Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                           ------    --------  ------    --------  ------    --------  ------    --------  ------    --------
                                                                 (dollars in thousands)
Commercial .............   $  438      14.3%   $  667      18.1%   $  566      15.8%   $  397      16.5%   $  730      16.9%
Real-estate secured ....    1,469      83.4     1,252      79.4     1,160      80.5     1,304      80.8     2,325      77.5
Consumer and other .....       94       2.3        94       2.5       129       3.7       137       2.7       249       5.6
                           ------     -----    ------     -----    ------     -----    ------     -----    ------     -----
   Total allocated .....    2,001     100.0     2,013     100.0     1,855     100.0     1,838     100.0     3,304     100.0
Unallocated ............       84        --         7        --        88        --       195        --       347        --
                           ------     -----    ------     -----    ------     -----    ------     -----    ------     -----
                           $2,085     100.0%   $2,020     100.0%   $1,943     100.0%   $2,033     100.0%   $3,651     100.0%
                           ======     =====    ======     =====    ======     =====    ======     =====    ======     =====


     The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent approximately 83% of the Bank's total loans outstanding at December 31, 2002. The majority of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been strong and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies for residential mortgages are relatively conservative and, as a result, the Bank should be less affected than the overall market.

Cash Flows and Liquidity

     Cash Flows. As shown in the consolidated statement of cash flows, cash and cash equivalents increased by $12,020,000 during 2002. This occurred primarily because the cash provided by checking growth, money market type deposit growth, and operations exceeded the cash used for loan and securities portfolio growth.

     Liquidity. The Corporation's primary sources of near-term liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years or have average lives of approximately two years; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and longer-term investment securities designated as available-for-sale. At December 31, 2002, the Corporation had $34,000,000 in federal funds sales, a short-term securities portfolio not subject to pledge agreements of $154,175,000, and longer-term available-for-sale securities not subject to pledge agreements of $89,874,000. The Corporation's liquidity is enhanced by its substantial core deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 95.6% of total deposits at December 31, 2002, while time deposits comprised only 4.4%. The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and has not historically relied on purchased or borrowed funds as sources of liquidity.

     As shown in the Consolidated Statement of Cash Flows, the Corporation uses cash and cash equivalents to fund loan growth, pay cash dividends, and repurchase common stock under its share repurchase program. To the extent the Corporation has cash in excess of that needed to meet these requirements, it is generally used to purchase a combination of short, intermediate, and longer-term investment securities. While the shorter-term securities in the Corporation's portfolio provide a significant source of near term liquidity, the intermediate and longer-term securities provide higher current returns and will provide a significant source of liquidity in the future. The amount of cash needed by the Corporation to satisfy the commercial commitments it has outstanding at December 31, 2002 is indicated in the table that follows. As can be seen from the table, loan commitments make up the majority of the Corporation's commercial commitments and a significant portion of the Corporation's commercial commitments expire within one year. Since some of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation believes that its current sources of near-term liquidity are more than sufficient to fulfill its outstanding commercial commitments at December 31, 2002.

                                               Amount of Commitment Expiration Per Period
                                      ---------------------------------------------------------
                                                                Over        Over
                                        Total        One      One Year    Three Years   Over
                                       Amounts      Year       Through     Through      Five
                                      Committed    or Less   Three Years  Five Years    Years
                                      ---------   ---------  -----------  ----------- ---------
                                                            (in thousands)
Commitments to extend credit ......   $  58,962   $  30,721   $   6,654   $  16,742   $   4,845
Standby letters of credit .........       1,077       1,077          --          --          --
Commercial letters of credit ......          --          --          --          --          --
                                      ---------   ---------   ---------   ---------   ---------
                                      $  60,039   $  31,798   $   6,654   $  16,742   $   4,845
                                      =========   =========   =========   =========   =========


Capital

     The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 30.28%, 29.52% and 10.25%, respectively, at December 31, 2002 substantially exceed the requirements for a well-capitalized bank.

     During the 2002 year, total stockholders' equity increased by $10,696,000 from $74,746,000 at December 31, 2001 to $85,442,000 at December 31, 2002. The
increase in stockholders' equity is primarily attributable to net income of $11,563,000 plus unrealized gains on sales of available-for-sale securities of $2,986,000 and less repurchases of common stock amounting to $1,592,000 and cash dividends declared of $2,613,000.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. Under plans approved by the Board of Directors in 2001, and as adjusted for the 3-for-2 stock split paid July 2002, the Corporation purchased 52,848 shares in 2002 and can purchase 28,421 shares in the future. In addition, in January 2003, the Corporation's Board of Directors approved an additional share repurchase plan for 100,000 shares. Share repurchases under this plan will be financed through available corporate cash.

     The stock repurchase program has been used by management to enhance earnings per share. When comparing 2002 to 2001, earnings per share are up 40 cents. The stock repurchase program is estimated to have contributed approximately 5 cents of the 40-cent increase in earnings per share. The estimated contribution to earnings per share includes the full-year impact of the shares purchased in 2001 plus the additional impact of the shares purchased throughout 2002.

     Market Liquidity. Trading in the Corporation's common stock is limited. The total trading volumes for 2002 and 2001 as reported by Nasdaq and as adjusted for the 3-for-2 stock split declared June 18, 2002 were 743,903 and 534,408 shares, respectively, with average daily trading volumes of 2,952 and 2,155 shares, respectively. During 2002, the Corporation purchased 52,848 shares, 12,000 of which were purchased in market transactions, and in 2001 purchased 178,427 shares, 121,050 of which were purchased in market transactions. These market purchases represent approximately 2% and 23% of the total trading volumes reported by Nasdaq for 2002 and 2001, respectively. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

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

     Effective July 1, 2002, and for the first time in its history, the Corporation's common stock was included in the Russell 3000(R) and 2000(R) Indices. The Corporation believes that inclusion in the Russell indices has positively impacted the price of its common stock and has increased the stock's trading volume and liquidity. Conversely, if the Corporation's market capitalization falls below the minimum necessary to be included in the indices at any future reconstitution date, the Corporation believes that this could adversely affect the price, volume and liquidity of its common stock.

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

     Changes in the estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank's net interest income or net portfolio value.

     The following table is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation's NPV at December 31, 2002 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for 2003 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. The rate change information in the table shows estimates of NPV at December 31, 2002 and net interest income for 2003 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. Rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

     Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank's interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its money market type deposit accounts as quickly or in the same amount as market increases in the overnight federal funds rate or the prime lending rate, the magnitude of the negative impact will decline. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

                                      Net Portfolio Value (NPV)     Net Interest Income
                                        at December 31, 2002             for 2003
                                      -------------------------     -------------------
                                                     Percent                     Percent
                                                     Change                      Change
                                                      From                        From
Rate Change Scenario                    Amount      Base Case       Amount      Base Case
--------------------                    ------      ---------       ------      ---------
                                                     (dollars in thousands)
+ 200 basis point rate shock .....     $ 71,552      (28.6)%       $ 26,901      (13.5)%
+ 100 basis point rate shock .....       85,533      (14.6)          29,006       (6.8)
   Base case (no rate change) ....      100,200         --           31,112         --
- 100 basis point rate shock .....      115,633       15.4           32,594        4.8
- 200 basis point rate shock .....      131,952       31.7           31,340        0.7

     The following table summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2002 based upon significant estimates and assumptions that the Corporation believes to be reasonable.

                                                                Repricing Date
                                             ----------------------------------------------------
                                                             Over          Over
                                                             Three          Six
                                               Three         Months        Months        Total
                                               Months       Through       Through        Within
                                              or Less      Six Months     One Year      One Year
                                             ----------    ----------    ----------    ----------
                                                                (in thousands)
Assets:
   Federal funds sold ....................   $   34,000    $       --    $       --    $   34,000
   Investment securities .................       40,768        32,529        69,085       142,382
   Loans .................................       94,132        16,507        33,012       143,651
   Other assets ..........................           --            --            --            --
                                             ----------    ----------    ----------    ----------
                                                168,900        49,036       102,097       320,033
                                             ----------    ----------    ----------    ----------
Liabilities and Stockholders' Equity:
   Checking deposits .....................           --            --            --            --
   Savings and money market deposits .....      309,128         8,380        12,018       329,526
   Time deposits .........................       21,665         4,361         3,310        29,336
   Other liabilities .....................           --            --            --            --
   Stockholders' equity ..................           --            --            --            --
                                             ----------    ----------    ----------    ----------
                                                330,793        12,741        15,328       358,862
                                             ----------    ----------    ----------    ----------
Interest-rate sensitivity gap ............   $ (161,893)   $   36,295    $   86,769    $  (38,829)
                                             ==========    ==========    ==========    ==========
Cumulative interest-rate
 sensitivity gap .........................   $ (161,893)   $ (125,598)   $  (38,829)   $  (38,829)
                                             ==========    ==========    ==========    ==========


                                                                Repricing Date
                                             ----------------------------------------------------
                                               Over
                                             One Year
                                              Through        Over          Non-
                                               Five          Five        interest-
                                               Years         Years       Sensitive        Total
                                             ----------    ----------    ----------    ----------
                                                                (in thousands)
Assets:
   Federal funds sold ....................   $       --   $       --   $       --    $   34,000
   Investment securities .................      207,339       97,042        6,745       453,508
   Loans .................................       84,081       32,748       (1,457)      259,023
   Other assets ..........................         --           --         45,811        45,811
                                             ----------    ----------    ----------    ----------
                                                291,420      129,790       51,099       792,342
                                             ----------    ----------    ----------    ----------
Liabilities and Stockholders' Equity:
   Checking deposits .....................           --           --      256,444       256,444
   Savings and money market deposits .....       35,083       48,206           --       412,815
   Time deposits .........................        1,110           20           --        30,466
   Other liabilities .....................           --           --        7,175         7,175
   Stockholders' equity ..................           --           --       85,442        85,442
                                             ----------    ----------    ----------    ----------
                                                 36,193       48,226      349,061       792,342
                                             ----------    ----------    ----------    ----------
Interest-rate sensitivity gap ............   $  255,227   $   81,564   $ (297,962)   $       --
                                             ==========    ==========    ==========    ==========
Cumulative interest-rate
 sensitivity gap .........................   $  216,398   $  297,962   $       --    $       --
                                             ==========    ==========    ==========    ==========


Regulatory Matters

     Pending Legislation. Commercial checking deposits currently account for approximately 28% of the Bank's total deposits. Congress is currently considering legislation that would allow customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

     Examinations. The subsidiary Bank was examined by the Office of the Comptroller of the Currency in the third quarter of 2002. The examination was a regularly scheduled safety and soundness examination. Management is not aware, nor has it been apprised, of any recommendations by regulatory authorities that would have a material adverse impact on the Corporation's liquidity, capital resources, or operations.

New Accounting Pronouncements

     A discussion of new accounting pronouncements is included in Note A to the Corporation's consolidated financial statements.

Forward Looking Statements

     With respect to financial performance and business matters, Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of that term as set forth in Rule 175 of the Securities Act of 1933 and Rule 3b-6 of the Securities Act of 1934. Such statements are generally contained in sentences including the words "may" or "expect" or "could" or "should" or "would". The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

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

     The Corporation's Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with the Corporation's internal auditors, independent auditors and regulatory examiners to review matters relating to financial reporting, internal control structure and the nature, extent and results of the audit effort. The independent auditors, internal auditors and banking regulators have direct access to the Audit Committee with or without management present.

     The consolidated financial statements for the year ended December 31, 2002 have been audited by Grant Thornton LLP, independent public accountants, and the consolidated financial statements for each of the two years in the period ended December 31, 2001 were audited by Arthur Andersen LLP. The Board of Directors of the Corporation approves the appointment of independent public accountants. The independent public accountants render a professional opinion on management's consolidated financial statements and their examinations provide an objective assessment of the degree to which the Corporation's management meets its responsibility for financial reporting. Their opinion on the consolidated financial statements is based on auditing procedures which include reviewing internal control structures and performing selected tests of transactions and records as deemed appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the consolidated financial statements are fairly presented in all material respects.

CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                     ------------------------------
                                                                         2002             2001
                                                                     -------------    -------------
Assets:
   Cash and due from banks .......................................   $  33,229,000    $  28,209,000
   Federal funds sold ............................................      34,000,000       27,000,000
                                                                     -------------    -------------
     Cash and cash equivalents ...................................      67,229,000       55,209,000
                                                                     -------------    -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of  $282,438,000 and $257,670,000) ............     273,102,000      252,215,000
          Available-for-sale, at fair value (amortized cost
             of $173,794,000 and $136,654,000) ...................     180,406,000      138,275,000
                                                                     -------------    -------------
                                                                       453,508,000      390,490,000
                                                                     -------------    -------------
   Loans:
          Commercial and industrial ..............................      37,329,000       40,993,000
          Secured by real estate .................................     217,730,000      179,905,000
          Consumer ...............................................       6,414,000        6,198,000
          Other ..................................................         628,000          593,000
                                                                     -------------    -------------
                                                                       262,101,000      227,689,000
          Unearned income ........................................        (993,000)      (1,001,000)
                                                                     -------------    -------------
                                                                       261,108,000      226,688,000
          Allowance for loan losses ..............................      (2,085,000)      (2,020,000)
                                                                     -------------    -------------
                                                                       259,023,000      224,668,000
                                                                     -------------    -------------

   Bank premises and equipment, net ..............................       6,398,000        7,156,000
   Prepaid income taxes ..........................................            --              1,000
   Other assets ..................................................       6,184,000        6,557,000
                                                                     -------------    -------------
                                                                     $ 792,342,000    $ 684,081,000
                                                                     =============    =============
Liabilities:
   Deposits:
          Checking ...............................................   $ 256,444,000    $ 222,822,000
          Savings and money market ...............................     412,815,000      347,430,000
          Time, other ............................................      17,359,000       21,022,000
          Time, $100,000 and over ................................      13,107,000       13,596,000
                                                                     -------------    -------------
                                                                       699,725,000      604,870,000
   Accrued expenses and other liabilities ........................       4,492,000        3,968,000
   Current income taxes payable ..................................         289,000             --
   Deferred income taxes payable .................................       2,394,000          497,000
                                                                     -------------    -------------
                                                                       706,900,000      609,335,000
                                                                     -------------    -------------
Commitments and Contingent Liabilities (Note G)

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 4,161,173 and 2,792,902 shares ....         416,000          279,000
   Surplus .......................................................         724,000          955,000
   Retained earnings .............................................      80,354,000       72,550,000
                                                                     -------------    -------------
                                                                        81,494,000       73,784,000
   Accumulated other comprehensive income net of tax .............       3,948,000          962,000
                                                                     -------------    -------------
                                                                        85,442,000       74,746,000
                                                                     -------------    -------------
                                                                     $ 792,342,000    $ 684,081,000
                                                                     =============    =============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                    --------------------------------------------
                                                                        2002            2001            2000
                                                                    ------------    ------------    ------------
Interest income:
    Loans .......................................................   $ 16,635,000    $ 16,750,000    $ 16,544,000
    Investment securities:
        Taxable .................................................     13,669,000      12,643,000      12,725,000
        Nontaxable ..............................................      5,802,000       5,305,000       4,509,000
    Federal funds sold ..........................................        823,000       3,291,000       5,044,000
                                                                    ------------    ------------    ------------
                                                                      36,929,000      37,989,000      38,822,000
                                                                    ------------    ------------    ------------
Interest expense:
    Savings and money market deposits ...........................      4,472,000       7,944,000      11,127,000
    Time deposits ...............................................        639,000       1,507,000       1,979,000
                                                                    ------------    ------------    ------------
                                                                       5,111,000       9,451,000      13,106,000
                                                                    ------------    ------------    ------------
        Net interest income .....................................     31,818,000      28,538,000      25,716,000
Provision for loan losses (credit) ..............................        100,000         100,000         (75,000)
                                                                    ------------    ------------    ------------
Net interest income after provision for loan losses (credit) ....     31,718,000      28,438,000      25,791,000
                                                                    ------------    ------------    ------------

Noninterest income:
    Investment Management Division income .......................      1,133,000       1,081,000       1,131,000
    Service charges on deposit accounts .........................      3,747,000       3,481,000       2,972,000
    Losses on sales of available-for-sale securities ............        (12,000)       (249,000)       (229,000)
    Other .......................................................        620,000         636,000         651,000
                                                                    ------------    ------------    ------------
                                                                       5,488,000       4,949,000       4,525,000
                                                                    ------------    ------------    ------------
Noninterest expense:
    Salaries ....................................................      9,829,000       8,958,000       8,136,000
    Employee benefits ...........................................      4,359,000       3,628,000       3,215,000
    Occupancy and equipment expense .............................      2,937,000       2,819,000       2,410,000
    Other operating expenses ....................................      4,363,000       4,362,000       3,806,000
                                                                    ------------    ------------    ------------
                                                                      21,488,000      19,767,000      17,567,000
                                                                    ------------    ------------    ------------

        Income before income taxes ..............................     15,718,000      13,620,000      12,749,000
Income tax expense ..............................................      4,155,000       3,526,000       3,431,000
                                                                    ------------    ------------    ------------
        Net Income ..............................................   $ 11,563,000    $ 10,094,000    $  9,318,000
                                                                    ============    ============    ============

Weighted average:
    Common shares ...............................................      4,180,029       4,266,114       4,383,518
    Dilutive stock options ......................................         63,221          59,288          59,103
                                                                    ------------    ------------    ------------
                                                                       4,243,250       4,325,402       4,442,621
                                                                    ============    ============    ============
Earnings per share:
    Basic .......................................................   $       2.77    $       2.37    $       2.13
                                                                    ============    ============    ============
    Diluted .....................................................   $       2.73    $       2.33    $       2.10
                                                                    ============    ============    ============


See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                           Other
                                            Common Stock                       Compre-                    Compre-
                                       -----------------------                 hensive      Retained      hensive
                                        Shares       Amount      Surplus       Income       Earnings    Income (Loss)     Total
                                       ---------   ----------- -----------   -----------   -----------  -------------  ------------
Balance, January 1, 2000 ...........   2,962,803   $ 296,000   $ 2,258,000                 $63,013,000   $(1,334,000)  $ 64,233,000
  Net Income .......................                                         $ 9,318,000     9,318,000                    9,318,000
  Repurchase and retirement ........
    of common stock ................     (84,435)     (8,000)   (2,811,000)                                              (2,819,000)
  Exercise of stock options ........      14,181       1,000       222,000                                                  223,000
  Unrealized gains on available-
    for-sale-securities, net of
      tax of $1,372,000 ............                                           1,986,000                   1,986,000      1,986,000
                                                                             -----------
  Comprehensive income .............                                         $11,304,000
                                                                             ===========
  Cash dividends declared -
    $.48 per share .................                                                        (2,094,000)                  (2,094,000)
  Tax benefit of stock options .....                                19,000                                                   19,000
  Transfer from retained
    earnings to surplus ............                             1,500,000                  (1,500,000)
                                       ---------   ---------    ----------                 -----------   -----------   ------------
Balance, December 31, 2000 .........   2,892,549     289,000     1,188,000                  68,737,000       652,000     70,866,000
  Net Income .......................                                         $10,094,000    10,094,000                   10,094,000
  Repurchase and retirement
    of common stock ................    (118,951)    (12,000)   (4,686,000)                                              (4,698,000)
  Exercise of stock options ........      19,304       2,000       418,000                                                  420,000
  Unrealized gains on available-
    for-sale-securities, net of
      tax of $213,000 ..............                                             310,000                     310,000        310,000
                                                                             -----------
  Comprehensive income .............                                         $10,404,000
                                                                             ===========
  Cash dividends declared -
    $.54 per share .................                                                        (2,281,000)                  (2,281,000)
  Tax benefit of stock options .....                                35,000                                                   35,000
  Transfer from retained
    earnings to surplus ............                             4,000,000                  (4,000,000)
                                       ---------   ---------    ----------                 -----------   -----------   ------------
Balance, December 31, 2001 .........   2,792,902     279,000       955,000                  72,550,000       962,000     74,746,000
  Net Income .......................                                         $11,563,000    11,563,000                   11,563,000
  Repurchase and retirement
    of common stock ................     (43,736)     (4,000)   (1,588,000)                                              (1,592,000)
  Exercise of stock options ........      20,340       2,000       311,000                                                  313,000
  Unrealized gains on available-
    for-sale-securities, net of
      tax of $2,005,000 ............                                           2,986,000                   2,986,000      2,986,000
                                                                             -----------
  Comprehensive income .............                                         $14,549,000
                                                                             ===========
  3-for-2 stock split ..............   1,391,667     139,000                                  (139,000)
  Cash in lieu of fractional shares
     on 3-for-2 stock split ........                                                            (7,000)                      (7,000)
  Cash dividends declared -
    $.63 per share .................                                                        (2,613,000)                  (2,613,000)
  Tax benefit of stock options .....                                46,000                                                   46,000
  Transfer from retained
    earnings to surplus ............                             1,000,000                  (1,000,000)
                                       ---------   ---------    ----------                 -----------   -----------   ------------
Balance, December 31, 2002 .........   4,161,173   $ 416,000    $  724,000                 $80,354,000   $ 3,948,000   $ 85,442,000
                                       =========   =========    ==========                 ===========   ===========   ============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                   -----------------------------------------------
                                                                                       2002             2001             2000
                                                                                   -------------    -------------    -------------
Cash Flows From Operating Activities:
  Net income ...................................................................   $  11,563,000    $  10,094,000    $   9,318,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses (credit) .........................................         100,000          100,000          (75,000)
    Deferred income tax provision (credit) .....................................        (109,000)        (142,000)         252,000
    Depreciation and amortization ..............................................       1,173,000        1,166,000          918,000
    Premium amortization (discount accretion) on investment securities, net ....       2,908,000          174,000         (243,000)
    Losses on sales of available-for-sale securities ...........................          12,000          249,000          229,000
    Decrease in prepaid income taxes ...........................................           1,000           34,000          194,000
    Decrease (increase) in other assets ........................................         373,000         (265,000)        (656,000)
    Increase (decrease) in accrued expenses and other liabilities ..............         372,000         (270,000)         915,000
    Increase (decrease) in income taxes payable ................................         335,000          (91,000)         110,000
                                                                                   -------------    -------------    -------------
        Net cash provided by operating activities ..............................      16,728,000       11,049,000       10,962,000
                                                                                   -------------    -------------    -------------

Cash Flows From Investing Activities:
    Proceeds from sales of available-for-sale securities .......................         687,000        5,270,000        7,423,000
    Proceeds from maturities and redemptions of investment securities:
      Held-to-maturity .........................................................     114,971,000      391,181,000      229,246,000
      Available-for-sale .......................................................      11,131,000       15,003,000       13,765,000
    Purchase of investment securities:
      Held-to-maturity .........................................................    (137,562,000)    (416,922,000)    (250,235,000)
      Available-for-sale .......................................................     (50,174,000)     (74,881,000)     (16,005,000)
    Net increase in loans to customers .........................................     (34,455,000)     (33,802,000)     (10,150,000)
    Purchases of bank premises and equipment ...................................        (480,000)      (1,301,000)      (1,193,000)
    Proceeds from sale of equipment ............................................           3,000               --               --
                                                                                   -------------    -------------    -------------
        Net cash used in investing activities ..................................     (95,879,000)    (115,452,000)     (27,149,000)
                                                                                   -------------    -------------    -------------

Cash Flows From Financing Activities:
    Net increase in total deposits .............................................      94,855,000       54,398,000       47,283,000
    Proceeds from exercise of stock options ....................................         313,000          420,000          223,000
    Repurchase and retirement of common stock ..................................      (1,592,000)      (4,698,000)      (2,819,000)
    Cash dividends paid ........................................................      (2,398,000)      (2,180,000)      (2,002,000)
    Cash in lieu of fractional shares on 3-for-2 stock split ...................          (7,000)              --               --
                                                                                   -------------    -------------    -------------
        Net cash provided by financing activities ..............................      91,171,000       47,940,000       42,685,000
                                                                                   -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents ...........................      12,020,000      (56,463,000)      26,498,000
Cash and cash equivalents, beginning of year ...................................      55,209,000      111,672,000       85,174,000
                                                                                   -------------    -------------    -------------
Cash and cash equivalents, end of year .........................................   $  67,229,000    $  55,209,000    $ 111,672,000
                                                                                   =============    =============    =============

Supplemental Schedule of Noncash:
Investing Activities
  Unrealized gains on available-for-sale securities ............................   $   4,991,000    $     523,000    $   3,358,000
  Transfer of available-for-sale securities to held-to-maturity category .......              --               --       14,836,000
  Writeoff of premises and equipment against reserve ...........................          62,000               --               --
Financing Activities
  Tax benefit from exercise of employee stock options ..........................          46,000           35,000           19,000
  Cash dividends payable .......................................................       1,415,000        1,200,000        1,099,000

The Corporation made interest payments of $5,145,000, $9,632,000, and $13,016,000 and income tax payments of $3,927,000, $3,726,000, and $2,875,000 in
2002, 2001 and 2000, respectively.

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

Investment Securities

     Current accounting standards require that investment securities be classified as held-to-maturity, trading, or available-for-sale. The trading category is not applicable to any securities in the Bank's portfolio because the Bank does not buy or hold debt or equity securities principally for the purpose of selling in the near term. Held-to-maturity securities are those debt securities which the Bank has the intent and expected ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those debt and equity securities which are neither held-to-maturity securities nor trading securities and are reported at fair value, with unrealized gains and losses, net of the related income tax effect, included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Loans and Allowance for Loan Losses

     Loans are reported at their outstanding principal balance less any chargeoffs, the allowance for loan losses, and any unearned income. Interest on loans is credited to income based on the principal amount outstanding. Unearned discounts are recognized as income over the terms of the loans by the interest method. Nonrefundable loan origination fees are deferred and amortized as yield adjustments over the lives of the related loans.

     The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest payments. In addition, any accrued but unpaid interest is reversed against current period income. The Bank considers nonaccruing loans to be impaired under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") as amended. The valuation allowance for nonaccrual and other impaired loans is reported within the overall allowance for loan losses.

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

     In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating losses the Bank reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Estimated losses for loans that are not specifically reviewed are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. Management also considers relevant loan loss statistics for the Bank's peer group. The estimated losses on the loans specifically reviewed plus those determined on a pooled basis make up the allocated component of the allowance for loan losses. The unallocated or general component of the allowance for loan losses could cover losses in the portfolio that have not otherwise been identified through the review of specific loans or pools of loans.

Bank Premises and Equipment

     Bank premises and equipment are carried at cost, less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method over their estimated useful lives which range between thirty-one and forty years. Building improvements are depreciated using the straight-line method over the then remaining lives of the buildings. Leasehold improvements are amortized using the straight-line method over the remaining lives of the leases or their estimated useful lives, whichever is shorter. The lives of the respective leases range between five and ten years. Furniture, fixtures, and equipment are depreciated over their estimated useful lives which range between three and seven years. The straight-line method of depreciation is used for furniture, fixtures, and equipment acquired after 1997 and the 150% declining balance method is used for all other assets.

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

     Cash and cash equivalents. The recorded book value of cash and cash equivalents is their fair value.

     Investment securities. For investment securities other than commercial paper, fair values are based on quoted market prices. All of the commercial paper in the Bank's investment portfolio as of December 31, 2001 had a remaining maturity of less than thirty days. For these short-term instruments, the recorded book value is deemed to be a reasonable estimate of fair value.

     Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into adjustable and fixed rate interest terms. For adjustable rate loans that are subject to immediate repricing, the recorded book value less the related allowance for loan losses is a reasonable estimate of fair value. For adjustable rate loans that are subject to repricing over time and fixed rate loans, fair value is calculated by discounting anticipated future repricing amounts or cash flows using discount rates equivalent to the rates at which the Bank would currently make loans which are similar with regard to collateral, maturity, and the type of borrower. The discounted value of the repricing amounts and cash flows is reduced by the related allowance for loan losses to arrive at an estimate of fair value.

     Deposit liabilities. The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market accounts, and savings accounts, is equal to their recorded book value at December 31 of each year. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.

     Accrued interest receivable and payable. For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

     Off-balance-sheet assets and liabilities. The fair value of off-balance-sheet commitments to extend credit and letters of credit is estimated using fees currently charged to enter into similar agreements.

Stockholders' Equity

     Earnings Per Share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Corporation, is computed by dividing net income by the weighted average number of common shares and dilutive stock options. There were no antidilutive stock options at December 31, 2002. Other than stock options described in Note I and the Rights described in Note H, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

     Stock Split. On June 18, 2002, the Corporation declared a 3-for-2 stock split which was paid on July 24, 2002 by means of a 50% stock dividend. Where applicable, all comparative share and per share amounts included in the consolidated financial statements and notes thereto have been adjusted to reflect the effect of the split.

     Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase shares of its own common stock in market or private transactions. As of December 31, 2002, and in accordance with prior approval by its Board of Directors, the Corporation was authorized to purchase 28,410 shares of stock under the latest stock repurchase plan. In addition, in January 2003, the Corporation's Board of Directors approved an additional share repurchase plan for 100,000 shares. Share repurchases under this plan will be financed through available corporate cash.

Stock-based Compensation

     At December 31, 2002, the Corporation had two stock option and appreciation plans, which are described more fully in Note I. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. If there were any stock appreciation rights outstanding, compensation costs would be recorded annually based on the quoted market price of the Corporation's stock at the end of the period.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

     The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                      2002          2001          2000
                                                   ----------    ----------    ----------
                                                               (in thousands)
Net income, as reported ........................   $   11,563    $   10,094    $    9,318
Deduct: Total cost of stock-based employee
  compensation expense determined under
    fair value based method for all awards,
      net of related tax effects ...............         (228)          (64)         (162)
                                                   ----------    ----------    ----------
Pro forma net income ...........................   $   11,335    $   10,030    $    9,156
                                                   ==========    ==========    ==========

Earnings per share:
  Basic - as reported ..........................   $     2.77    $     2.37    $     2.13
  Basic - pro forma ............................   $     2.71    $     2.35    $     2.09
  Diluted - as reported ........................   $     2.73    $     2.33    $     2.10
  Diluted - pro forma ..........................   $     2.68    $     2.33    $     2.06

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

Investment Management Division

     Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying financial statements. Trust fees are recorded on the accrual basis.

Derivative Financial Instruments

     Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119") requires disclosures about derivative financial instruments, which are defined as futures, forwards, swap and option contracts, and other financial instruments with similar characteristics. Receivables and payables on the balance sheet are excluded from this definition. The Corporation did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2002 and 2001.

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activity" ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138") amended SFAS No.
133. SFAS No. 138 is effective for fiscal years beginning after June 30, 2000. The adoption of SFAS No. 138 did not impact the Corporation's financial condition or results of operations.

Adoption of New Accounting Pronouncements

     On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB No. 17"). At January 1, 2002, the Corporation had goodwill of $220,000. No goodwill impairment loss was recorded during 2002. In 2001 and 2000, and under the provisions of APB No. 17, the Corporation recorded goodwill amortization of $18,000.

     The Corporation adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this Statement did not have an impact on the financial condition or results of operations of the Corporation.

NOTE B - INVESTMENT SECURITIES

     The following table sets forth the amortized cost and estimated fair values of the Bank's investment securities at December 31, 2002, 2001 and 2000.

                                                                            2002
                                                     ---------------------------------------------------
                                                                    Gross         Gross
                                                     Amortized    Unrealized    Unrealized       Fair
                                                        Cost        Gains        Losses         Value
                                                     ----------   ----------    ----------    ----------
                                                                        (in thousands)
Held-to-maturity Securities:
  U.S. Treasury ..................................   $   27,770   $    1,045    $       --    $   28,815
  U.S. government agencies .......................       34,655        1,514           (22)       36,147
  Corporates .....................................        2,979          222            --         3,201
  State and municipals ...........................       63,899        3,389           (39)       67,249
  Collateralized mortgage obligations ............      143,799        3,255           (28)      147,026
                                                     ----------   ----------    ----------    ----------
                                                     $  273,102   $    9,425    $      (89)   $  282,438
                                                     ==========   ==========    ==========    ==========
Available-for-sale Securities:
  U.S. Treasury ..................................   $   93,616   $    1,712    $       --    $   95,328
  Corporates .....................................        5,964          477            --         6,441
  State and municipals ...........................       74,087        3,912           (27)       77,972
  Equity .........................................          127          538            --           665
                                                     ----------   ----------    ----------    ----------
                                                     $  173,794   $    6,639    $      (27)   $  180,406
                                                     ==========   ==========    ==========    ==========


                                                                            2001
                                                     ---------------------------------------------------
                                                                    Gross         Gross
                                                     Amortized    Unrealized    Unrealized       Fair
                                                        Cost        Gains        Losses         Value
                                                     ----------   ----------    ----------    ----------
                                                                        (in thousands)
Held-to-Maturity Securities:
  U.S. Treasury ..................................   $   84,579   $    1,526    $       --    $   86,105
  U.S. government agencies .......................       30,430          586          (125)       30,891
  Commercial paper ...............................        7,994           --            --         7,994
  Corporates .....................................        2,970          194            --         3,164
  State and municipals ...........................       55,511        1,789           (97)       57,203
  Collateralized mortgage obligations ............       70,731        1,761          (179)       72,313
                                                     ----------   ----------    ----------    ----------
                                                     $  252,215   $    5,856    $     (401)   $  257,670
                                                     ==========   ==========    ==========    ==========
Available-for-Sale Securities:
  U.S. Treasury ..................................   $   67,223   $      891    $      (10)   $   68,104
  Corporates .....................................        5,951          187            --         6,138
  State and municipals ...........................       63,353          837          (284)       63,906
  Equity .........................................          127           --            --           127
                                                     ----------   ----------    ----------    ----------
                                                     $  136,654   $    1,915    $     (294)   $  138,275
                                                     ==========   ==========    ==========    ==========


                                                                      2000 (unaudited)
                                                     ---------------------------------------------------
                                                                    Gross         Gross
                                                     Amortized    Unrealized    Unrealized       Fair
                                                        Cost        Gains        Losses         Value
                                                     ----------   ----------    ----------    ----------
                                                                        (in thousands)
Held-to-Maturity Securities:
  U.S. Treasury ..................................   $   56,172   $      645    $       --    $   56,817
  U.S. government agencies .......................       20,862          228          (125)       20,965
  Commercial paper ...............................       22,962           --            --        22,962
  Corporates .....................................        2,961           87            --         3,048
  State and municipals ...........................       57,747        1,510           (28)       59,229
  Collateralized mortgage obligations ............       65,657          640          (273)       66,024
                                                     ----------   ----------    ----------    ----------
                                                     $  226,361   $    3,110    $     (426)   $  229,045
                                                     ==========   ==========    ==========    ==========
Available-for-Sale Securities:
  U.S. Treasury ..................................   $   35,380   $      358    $       --    $   35,738
  Corporates .....................................        2,922           48            --         2,970
  State and municipals ...........................       44,153          722           (30)       44,845
  Equity .........................................          127           --            --           127
                                                     ----------   ----------    ----------    ----------
                                                     $   82,582   $    1,128    $      (30)   $   83,680
                                                     ==========   ==========    ==========    ==========


     At December 31, 2002 and 2001, investment securities with a carrying value of $59,944,000 and $37,793,000, respectively, were pledged as collateral to secure public deposits and for other purposes. There were no gains on security sales for each of the three years in the period ended December 31, 2002.

     Maturities and Average Yields. The following table sets forth the maturities and weighted average yields of the Bank's investment securities at December 31, 2002.

                                                                          Principal Maturing (1)
                                             ---------------------------------------------------------------------------------
                                                    Within           After One But       After Five But            After
                                                   One Year        Within Five Years    Within Ten Years         Ten Years
                                             ------------------   ------------------   ------------------   ------------------
                                              Amount      Yield    Amount      Yield   Amount       Yield   Amount       Yield
                                             --------    ------   --------     -----   --------     -----   --------     -----
                                                                          (dollars in thousands)
Held-to-Maturity Securities:
  U.S. Treasury ..........................   $ 15,627     4.44%   $ 12,143     5.76%   $     --       --%   $     --       --%
  U.S. government agencies ...............      1,081     5.52       3,378     6.64       7,292     6.00      22,904     5.46
  Corporates .............................      1,007     7.31         983     7.56          --       --         989     7.15
  State and municipals (2) ...............     15,547     4.11      16,895     7.22      24,984     7.53       6,473     7.03
  Collateralized mortgage obligations ....         --       --       1,171     6.15       7,004     6.23     135,624     4.77
                                             --------     ----    --------     ----    --------     ----    --------     ----
                                             $ 33,262     4.41%   $ 34,570     6.63%   $ 39,280     7.01%   $165,990     4.97%
                                             ========     ====    ========     ====    ========     ====    ========     ====


                                                                          Principal Maturing (1)
                                             ---------------------------------------------------------------------------------
                                                    Within           After One But       After Five But            After
                                                   One Year        Within Five Years    Within Ten Years         Ten Years
                                             ------------------   ------------------   ------------------   ------------------
                                              Amount      Yield    Amount      Yield   Amount       Yield   Amount       Yield
                                             --------    ------   --------     -----   --------     -----   --------     -----
                                                                          (dollars in thousands)
Available-for-Sale Securities:
  U.S. Treasury ..........................   $ 64,504     2.95%   $ 30,824     4.04%   $     --       --%   $     --       --%
  Corporates .............................         --       --       6,441     6.17          --       --          --       --
  State and municipals (2) ...............      3,795     2.81      12,172     6.89      39,008     6.99      22,997     7.16
                                             --------     ----    --------     ----    --------     ----    --------     ----
    Total debt securities ................     68,299     2.94      49,437     5.02      39,008     6.99      22,997     7.16
  Equity .................................         --       --          --       --          --       --         665     1.70
                                             --------     ----    --------     ----    --------     ----    --------     ----
                                             $ 68,299     2.94%   $ 49,437     5.02%   $ 39,008     6.99%   $ 23,662     7.00%
                                             ========     ====    ========     ====    ========     ====    ========     ====

(1) Maturities shown are stated maturities, except in the case of municipal securities which are shown at the earlier of their stated maturity or pre-refunded dates. Securities backed by mortgages, which include the U.S. government agencies and collateralized mortgage obligations shown above, are expected to have substantial periodic repayments resulting in weighted average lives considerably shorter than would be surmised from the above table.

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

                                                               Year ended December 31,
                                               -------------------------------------------------------
                                                2002        2001        2000*       1999*       1998*
                                               -------     -------     -------     -------     -------
                                                               (dollars in thousands)

Balance, beginning of year .................   $ 2,020     $ 1,943     $ 2,033     $ 3,651     $ 3,579
                                               -------     -------     -------     -------     -------
Loans charged off:
  Commercial and industrial ................       (68)        (17)        (28)        (32)        (50)
  Secured by real estate ...................        --          --          --          --          --
  Consumer and other .......................       (16)        (35)        (28)        (28)        (49)
                                               -------     -------     -------     -------     -------
                                                   (84)        (52)        (56)        (60)        (99)
                                               -------     -------     -------     -------     -------
Recoveries of loans charged off:
  Commercial and industrial ................        13          --          --          --          --
  Secured by real estate ...................        16          16          17          16         257
  Consumer and other .......................        20          13          24          26          14
                                               -------     -------     -------     -------     -------
                                                    49          29          41          42         271
                                               -------     -------     -------     -------     -------
Net (chargeoffs) recoveries ................       (35)        (23)        (15)        (18)        172
Provision for loan losses (credit) .........       100         100         (75)         --        (100)
Transition adjustment ......................        --          --          --      (1,600)         --
                                               -------     -------     -------     -------     -------
Balance, end of year .......................   $ 2,085     $ 2,020     $ 1,943     $ 2,033     $ 3,651
                                               =======     =======     =======     =======     =======
Ratio of net (chargeoffs) recoveries to
  average loans outstanding ................      (.01)%      (.01)%      (.01)%      (.01)%       .10%
                                               =======     =======     =======     =======     =======

*Unaudited

     The Corporation's loan portfolio at December 31, 2002 and 2001 included $923,000 and $1,503,000, respectively, of loans considered to be impaired under SFAS No. 114. Of the Corporation's total impaired loans at December 31, 2002, $546,000 had a related allowance for loan losses of $39,000 and the balance had no related allowance for loan losses. The average recorded investment during 2002 in loans considered to be impaired as of December 31, 2002 was $944,000. Interest income recognized during 2002 on loans considered to be impaired as of December 31, 2002 and during the period in 2002 that such loans were impaired amounted to $24,000. Of the Corporation's total impaired loans at December 31, 2001, $688,000 had a related allowance for loan losses of $347,000 and the balance had no related allowance for loan losses. The average recorded investment during 2001 in loans considered to be impaired as of December 31, 2001 was $1,611,000. Interest income recognized during 2001 on loans considered to be impaired as of December 31, 2001 and during the period in 2001 that such loans were impaired amounted to $122,000. All interest income recorded by the Corporation during 2002 and 2001 on loans considered to be impaired was recognized using the accrual method of accounting.

     Certain directors, including their immediate families and companies in which they are principal owners, and executive officers were loan customers of the Bank during 2002 and 2001. Such loans are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate amount of these loans was approximately $2,108,000 and $2,239,000 at December 31, 2002 and 2001,
respectively. During 2002, $410,000 of new loans to such persons were made and repayments totaled $541,000. There were no loans to directors or executive officers which were nonaccruing at December 31, 2002 or 2001.

NOTE D - PREMISES AND EQUIPMENT

     Bank premises and equipment consist of the following:

                                                    December 31,
                                                --------------------
                                                  2002        2001
                                                --------    --------
                                                   (in thousands)
Land ........................................   $  1,274    $  1,274
Buildings ...................................      4,820       4,771
Leasehold improvements ......................      1,888       1,953
Furniture and equipment .....................      7,969      11,284
                                                --------    --------
                                                  15,951      19,282
Accumulated depreciation and amortization ...     (9,553)    (12,126)
                                                --------    --------
                                                $  6,398    $  7,156
                                                ========    ========


     A building occupied by one of the Bank's branch offices is leased from a director of the Corporation and the Bank. The lease, which had an initial term of ten years and one month ending on October 30, 2002, was modified and extended through October 31, 2007. The Bank may, on ninety (90) days written notice, elect to extend the lease for an additional five (5) year period. The lease provides for annual base rent of $30,184 for the year ending October 31, 2003. In addition to base rent, the Bank is responsible for its proportionate share of the real estate taxes on the building in which the leased premises are located. The Bank believes that the terms of this lease are comparable to those that could have been obtained from other persons.

NOTE E - DEPOSITS

     The following table sets forth the remaining maturities of the Bank's time deposits in amounts of $100,000 or more.

Year                        Amount
----                        -------
                         (in thousands)
2003 ....................   $12,750
2004 ....................       357
2005 ....................        --
2006 ....................        --
2007 ....................        --
Thereafter ..............        --
                            -------
                            $13,107
                            =======

NOTE F - INCOME TAXES

     The Corporation and its subsidiary file a consolidated federal income tax return. Income taxes charged to earnings in 2002, 2001, and 2000 had effective tax rates of 26.4%, 25.9%, and 26.9%, respectively. The following table sets forth a reconciliation of the statutory Federal income tax rate to the Corporation's effective tax rate.

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                         2002     2001     2000
                                                                         ----     ----     ----
Statutory federal income tax rate ..................................     34.0%    34.0%    34.0%
State and local income taxes, net of federal income tax benefit ....      4.4      4.2      4.1
Tax-exempt interest on securities and loans, net of
disallowed cost of funding .........................................    (12.2)   (12.6)   (11.1)
Other ..............................................................       .2       .3      (.1)
                                                                         ----     ----     ----
                                                                         26.4%    25.9%    26.9%
                                                                         ====     ====     ====


     Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

                                                   Year Ended December 31,
                                                -----------------------------
                                                 2002       2001       2000
                                                -------    -------    -------
                                                        (in thousands)
Current:
  Federal ...................................   $ 3,258    $ 2,840    $ 2,506
  State and local ...........................     1,006        828        673
                                                -------    -------    -------
                                                  4,264      3,668      3,179
                                                -------    -------    -------
Deferred:
  Federal ...................................      (148)      (175)       141
  State and local ...........................        39         33        111
                                                -------    -------    -------
                                                   (109)      (142)       252
                                                -------    -------    -------
                                                $ 4,155    $ 3,526    $ 3,431
                                                =======    =======    =======


     Net Deferred Tax Asset/Liability. The following table sets forth the components of the Bank's net deferred tax asset/liability.

                                                            December 31,
                                                         ------------------
                                                          2002       2001
                                                         -------    -------
                                                            (in thousands)
Deferred tax assets:
  Allowance for loan losses ............................ $   387    $   366
  Supplemental executive retirement expense ............      84         54
  Directors' retirement expense ........................      66         62
  Postretirement benefits expense ......................      42         41
  Writeoff of bank premises and equipment ..............      --         32
  Accrued professional fees ............................      12         12
  Other ................................................       4          1
                                                         -------    -------
                                                             595        568
Valuation allowance ..................................        --         --
                                                         -------    -------
                                                             595        568
                                                         -------    -------
Deferred tax liabilities:
  Pension expense ......................................     105        117
  Depreciation .........................................      78        197
  Accumulated earnings of Bank subsidiaries ............     142         93
  Unrealized gains on available-for-sale securities ....   2,664        658
                                                         -------    -------
                                                           2,989      1,065
                                                         -------    -------
Net deferred tax liability ...........................   $(2,394)   $  (497)
                                                         =======    =======

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

     The Bank's exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit, standby letters of credit, and commercial letters of credit is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit and generally uses the same credit policies for letters of credit as it does for on-balance-sheet instruments. At December 31, financial instruments whose contract amounts represent credit risk are as follows:

                                      2002     2001
                                    -------   -------
                                     (in thousands)
Commitments to extend credit ....   $58,962   $53,513
Standby letters of credit .......     1,077       999
Commercial letters of credit ....        --        38


     Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include security interests in business assets, mortgages on commercial and residential real estate, deposit accounts with the Bank or other financial institutions, and securities.

     Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through December 2003. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2002 varied from 0% to 100%, and averaged 90%.

     Commercial letters of credit are conditional commitments issued by the Bank to assure the payment by a customer to a supplier. The credit risk involved in issuing commercial letters of credit is believed to be generally less than that involved in extending loans to customers. The Bank generally obtains personal guarantees supporting these commitments.

     Concentrations of Credit Risk. Most of the Bank's loans, personal and commercial, are to borrowers who are domiciled on Long Island. As a result, the income of many of the Bank's borrowers is dependent on the Long Island economy. In addition, most of the Bank's real estate loans involve mortgages on Long Island properties. Thus, the Bank's loan portfolio is susceptible to the economy of Long Island.

     Lease Commitments. At December 31, 2002, minimum annual rental commitments under noncancelable operating leases are as follows:

Year                                  Amount
----                                  ------
                                   (in thousands)
2003 ..............................   $  453
2004 ..............................      426
2005 ..............................      306
2006 ..............................      196
2007 ..............................      169
Thereafter ........................       66
                                      ------
                                      $1,616
                                      ======


     In addition, the Bank has various renewal options on the above leases. Rent expense was $461,000, $457,000, and $384,000 in 2002, 2001, and 2000,
respectively.

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

     When separated from the Common Stock, each Right will entitle the holder to purchase one share of Common Stock for $56 (the "Exercise Price"). However, in the event that the Corporation has announced that any person has acquired 20% or more of the outstanding Common Stock, the Rights owned by that person will be automatically void and each other Right will automatically become a right to buy, for the Exercise Price, that number of shares of Common Stock having a market value of twice the Exercise Price. Also, if any person acquires 20% or more of the outstanding Common Stock, the Board can require that, in lieu of exercise, each outstanding Right be exchanged for one share of Common Stock.

     The Rights may be redeemed by action of the Board at a price of $.01 per Right at any time prior to announcement by the Corporation that any person has acquired 20% or more of the outstanding Common Stock. The Exercise Price and the number of Rights outstanding are subject to adjustment to prevent dilution. The Rights expire ten years from the date of their issuance.

NOTE I - STOCK-BASED COMPENSATION

     The Corporation has two stock option and appreciation rights plans (the "Plans"). The 1996 Plan was approved by the Corporation's Board of Directors on January 16, 1996 and subsequently approved by its stockholders. Under the 1996 Plan, as amended, options to purchase up to 540,000 shares of common stock were made available for grant to key employees and to non-employee directors of the Corporation and its subsidiaries through January 15, 2006. The number of stock options and stock appreciation rights that can be granted to any one person in any one fiscal year is limited to 25,000. Each option granted under the 1996 Plan is granted at a price equal to the fair market value of one share of the Corporation's stock on the date of grant. Options granted on or before December 31, 2000 are exercisable in whole or in part commencing six months from the date of grant and ending ten years after the date of grant. Options granted after December 31, 2000 are exercisable in whole or in part commencing three years from the date of grant and ending ten years after the date of grant. The date on which options first become exercisable is subject to acceleration in the event of a change in control, retirement, death, disability, and certain other limited circumstances.

     Each option granted to an employee under the 1996 Plan may be granted with or without a stock appreciation right ("SAR") attached. The 1996 Plan also provides for the granting of stand-alone SARs to employees. Non-employee directors are not eligible for SAR grants, whether stand-alone or attached to options. As of December 31, 2002 there were 302,633 options available for grant under the 1996 Plan, 207,441 options outstanding, and 70,167 options currently exercisable. No stock appreciation rights have been granted under the 1996 Plan, either attached to options or on a stand-alone basis.

     The 1986 Plan was approved by the Corporation's Board of Directors on January 21, 1986 and subsequently approved by its stockholders. Under the 1986 Plan, as later amended, options to purchase up to 387,675 shares of common stock were available to be granted to key employees of the Corporation and its subsidiaries through January 21, 1996. The terms of the 1986 Plan are substantially the same as those of the 1996 Plan except that the 1986 Plan did not provide for the granting of stock options to non-employee directors and did not limit to 25,000 the number of stock options and stock appreciation rights that could be granted to any one person in any one fiscal year. At December 31, 2002, options to purchase 54,479 shares of Common Stock were outstanding and exercisable under the 1986 Plan and there were no outstanding stock appreciation rights.

     The Corporation has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Since each option is granted at a price equal to the fair market value of one share of the Corporation's stock on the date of grant, no compensation cost has been recognized.

     Stock Option Activity. The following table sets forth stock option activity and the weighted average fair value of options granted.

                                                                           Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                              2002                   2001                   2000
                                                      --------------------  ---------------------  ---------------------
                                                                  Weighted               Weighted               Weighted
                                                                  Average                Average                Average
                                                                  Exercise               Exercise               Exercise
                                                       Shares      Price      Shares      Price      Shares      Price
                                                      --------    --------   --------    --------   --------    --------
Outstanding, beginning of year ....................    214,391    $  19.77    177,884    $  16.81    166,530    $  15.46
Granted ...........................................     76,891       25.17     68,532       25.51     34,650       20.06
Exercised .........................................    (24,870)      12.59    (28,956)      14.51    (21,271)      10.49
Forfeited .........................................     (4,492)      24.97     (3,069)      26.11     (2,025)      27.95
                                                      --------    --------   --------    --------   --------    --------
Outstanding, end of year ..........................    261,920    $  21.95    214,391    $  19.77    177,884    $  16.81
                                                      ========    ========   ========    ========   ========    ========
Exercisable, end of year ..........................    124,646    $  18.21    148,102    $  17.19    177,884    $  16.81
                                                      ========    ========   ========    ========   ========    ========
Weighted average fair value of options granted ....   $   4.92               $   5.51               $   4.67
                                                      ========               ========               ========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rates of 3.69%, 4.85%, and 5.14% for options granted in 2002, 2001, and 2000, respectively; volatility of 16.70%, 15.30%, and 15.80% for options granted in 2002, 2001, and 2000, respectively; expected dividend yield of 2.0%, 2.0%, and 1.9% for options granted in 2002, 2001, and 2000 respectively; and expected lives of 7 years for options granted in 2002, 2001, and 2000.

     Stock Options Outstanding. The following table sets forth information about outstanding and exercisable stock options at December 31, 2002.

                                Outstanding Stock Options           Exercisable Stock Options
                            ----------------------------------      -------------------------
                                          Weighted Average
                                       -----------------------                    Weighted
                                        Remaining                                 Average
                                       Contractual    Exercise                    Exercise
Range of Exercise Prices    Number     Life (yrs.)     Price          Number       Price
------------------------    -------    -----------  -----------       -------   -----------
$9.01 to $13.26 .....        54,479      2.07       $     11.94        54,479   $     11.94
$16.22 to $21.83 ....        36,342      5.92             18.63        36,342         18.63
$24.68 to $29.33 ....       171,099      8.03             25.84        33,825         27.86
                            -------      ----       -----------       -------   -----------
                            261,920      6.50       $     21.95       124,646   $     18.21
                            =======      ====       ===========       =======   ===========


NOTE J - RETIREMENT PLANS

     The Bank has a defined benefit pension plan (the "Pension Plan") covering eligible employees. The provisions of the Pension Plan are governed by the rules and regulations contained in the Prototype Plan of the New York State Bankers Retirement System (the "Retirement System") and the Retirement System Adoption Agreement executed by the Bank. For investment purposes, the Pension Plan's contributions are pooled with the contributions of the other participants in the Retirement System. Assets of the Pension Plan are invested in various debt and equity securities.

     Employees are eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service. Pension benefits are generally based on a percentage of average annual compensation during the period of creditable service. The Bank makes annual contributions to the Pension Plan in an amount sufficient to fund these benefits and participants contribute 2% of their compensation. The Bank's funding policy, the entry age normal cost-frozen initial liability method, is consistent with the funding requirements of federal law and regulations. Employees become fully vested after four years of participation in the Pension Plan (no vesting occurs during the four-year period).

     Net Pension Cost. The following table sets forth the components of net periodic pension cost.

                                                2002     2001     2000
                                                -----    -----    -----
                                                     (in thousands)
Service cost ................................   $ 482    $ 410    $ 397
Interest cost ...............................     517      462      428
Expected return on plan assets ..............    (594)    (598)    (540)
Net amortization and deferral ...............     (21)     (44)     (44)
                                                -----    -----    -----
Net pension cost ............................   $ 384    $ 230    $ 241
                                                =====    =====    =====

     Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions as of the end of each plan year.

                                                           2002    2001    2000
                                                           ----    ----    ----
Discount rate .......................................      6.75%   6.75%   6.75%
Rate of increase in compensation levels .............      5.00%   5.00%   5.00%
Expected long-term rate of return on plan assets ....      7.50%   7.50%   7.00%


     Funded Status of the Plan. The following table sets forth the change in the benefit obligation and plan assets for each Plan year and, as of the end of each Plan year, the funded status of the plan and prepaid benefit cost.

                                                           Year Ended September 30,
                                                         -----------------------------
                                                          2002       2001       2000
                                                         -------    -------    -------
                                                                (in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year ....   $ 7,796    $ 6,969    $ 6,457
Service cost .........................................       625        520        519
Plan participants' contributions .....................      (143)      (110)      (122)
Expenses .............................................       (59)       (55)       (63)
Interest cost ........................................       517        462        428
Benefits paid ........................................      (324)      (260)      (312)
Additional prior service cost at valuation date ......        --        302         --
Assumption changes and other .........................       196        (32)        62
                                                         -------    -------    -------
Projected benefit obligation at end of year ..........     8,608      7,796      6,969
                                                         -------    -------    -------

Change in plan assets
Fair value of plan assets at beginning of year .......     7,990      8,580      7,751
Actual return on plan assets .........................      (421)      (712)       796
Employer contribution ................................        --        327        286
Plan participants' contributions .....................       143        110        122
Benefits paid ........................................      (324)      (260)      (312)
Expenses .............................................       (59)       (55)       (63)
                                                         -------    -------    -------
Fair value of plan assets at end of year .............     7,329      7,990      8,580
                                                         -------    -------    -------

Funded status ........................................    (1,279)       194      1,611
Unrecognized net actuarial loss (gain) ...............     1,453        385       (784)
Unrecognized prior service cost ......................       255        275        (31)
Unrecognized transition asset ........................       (46)       (87)      (127)
                                                         -------    -------    -------
Prepaid benefit cost .................................   $   383    $   767    $   669
                                                         =======    =======    =======


     The Bank has a combined profit sharing/401(k) plan (the "Profit Sharing Plan"). Employees are eligible to participate provided they are at least 21 years of age and have completed one year of service in which they worked 1,000 hours if full-time and 700 hours if part-time. Participants may elect to contribute, on a tax-deferred basis, up to 25% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make "Additional" contributions to each participant's account based on the amount of the participant's tax deferred contributions and make profit sharing contributions to each participant's account equal to a percentage of the participant's compensation, as defined. Participants are fully vested in their elective contributions and, after five years of participation in the Profit Sharing Plan, are fully vested (20% vesting per year) in the Additional and profit sharing contributions made by the Bank. Additional contributions were $142,000, $130,000, and $113,000 for 2002, 2001, and 2000, respectively, and profit sharing contributions were $743,000, $587,000, and $446,000, respectively.

     On August 3, 1995, the Bank adopted The First National Bank of Long Island Supplemental Executive Retirement Program ("SERP"). The SERP provides benefits to certain employees, designated by the Compensation Committee of the Board of Directors, whose benefits under the Pension Plan and Profit Sharing Plan are limited by the applicable provisions of the Internal Revenue Code. The benefit under the SERP is equal to the additional amount the employee would be entitled to under the Pension and Profit Sharing Plans in the absence of such Internal Revenue Code limitations. The effective date of the SERP, which superseded the Bank's previous supplemental retirement benefit plan, was January 1, 1994. SERP expense was $250,000, $389,000, and $190,000 in 2002, 2001, and 2000,
respectively. The fluctuations in SERP expense during the three year period ended December 31, 2002 are primarily attributable to the impact of changing interest rates and stock market performance on required employer contributions and, for 2002, an increase under the Internal Revenue Code of the amount of compensation that can be covered by the Bank's qualified pension plan.

NOTE K - OTHER OPERATING EXPENSES

     Expenses included in other operating expenses which exceed one percent of the aggregate of total interest income and noninterest income in 2002, 2001, and 2000 are as follows:

                          2002   2001   2000
                          ----   ----   ----
                            (in thousands)
Computer services .....   $556   $543   $490
Insurance .............    545    481    440
Marketing .............    416    465    393



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

     The following table sets forth the Corporation's capital ratios at December 31, 2002 and 2001 and the minimum ratios necessary for a bank to be classified as well capitalized and adequately capitalized. The capital ratios of the Corporation's subsidiary bank at December 31, 2002 and 2001 are not significantly different than those shown in the table below and substantially exceed the requirements for a well-capitalized bank.

                                         Corporation's Capital Ratios
                                               at December 31:
                                         ----------------------------      Well         Adequately
                                             2002           2001        Capitalized     Capitalized
                                             -----          -----       -----------     -----------
Total  Risk-Based Capital Ratio ....         30.28%         29.22%         10.00%          8.00%
Tier 1 Risk-Based Capital Ratio ....         29.52          28.44           6.00           4.00
Tier 1 Leverage Capital Ratio ......         10.25          10.63           5.00           4.00


     Other Matters. The amount of dividends paid by the Bank to the Corporation is subject to restrictions under Federal Reserve Board Regulation H. Under Regulation H, the Bank is required to obtain regulatory approval for the payment of dividends during any one calendar year that exceed the Bank's net income for the calendar year plus the retained net income for the two preceding calendar years. At December 31, 2002, the Bank had retained net income for the current and two preceding calendar years of $16,114,000.

     Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances. The Bank's average reserve requirement for 2002 was approximately $6,783,000.

     Under national banking laws and related statutes, the Bank is limited as to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations. At December 31, 2002, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated $12,621,000.

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

     The following table sets forth the carrying/contract amounts and estimated fair values of the Corporation's financial instruments at December 31, 2002 and 2001.

                                                        2002                   2001
                                                ---------------------   ---------------------
                                                Carrying/               Carrying/
                                                Contract                Contract
                                                  Amount   Fair Value    Amount    Fair Value
                                                ---------  ----------   ---------  ----------
                                                                (in thousands)
Financial Assets:
Cash and due from banks .....................   $  33,229   $  33,229   $  28,209   $  28,209
Federal funds sold ..........................      34,000      34,000      27,000      27,000
Held-to-maturity securities .................     273,102     282,438     252,215     257,670
Available-for-sale securities ...............     180,406     180,406     138,275     138,275
Loans .......................................     259,023     264,500     224,668     226,675
Accrued interest receivable .................       5,353       5,353       5,047       5,047

Financial Liabilities:
Checking deposits ...........................     256,444     256,444     222,822     222,822
Savings and money market deposits ...........     412,815     412,815     347,430     347,430
Time deposits ...............................      30,466      30,521      34,618      34,645
Accrued interest payable ....................          61          61          95          95

Off-Balance-Sheet Liabilities:
Commitments to extend credit ................      58,962          --      53,513          --
Standby and commercial letters of credit ....       1,077          11       1,037          10


NOTE N - PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for The First of Long Island Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

                                                              December 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                             (in thousands)
Assets:
Checking and money market accounts with subsidiary ....   $  2,653   $  3,646
Investment in subsidiary bank, at equity ..............     84,138     72,255
Other assets ..........................................         66         45
                                                          --------   --------
                                                          $ 86,857   $ 75,946
                                                          ========   ========
Liabilities:
Cash dividends payable ................................   $  1,415   $  1,200
                                                          --------   --------

Stockholders' Equity:
Common stock ..........................................        416        279
Surplus ...............................................        724        955
Retained earnings .....................................     80,354     72,550
                                                          --------   --------
                                                            81,494     73,784
Accumulated other comprehensive income, net of tax ....      3,948        962
                                                          --------   --------
                                                            85,442     74,746
                                                          --------   --------
                                                          $ 86,857   $ 75,946
                                                          ========   ========

CONDENSED STATEMENTS OF INCOME                                       Year ended December 31,
                                                                --------------------------------
                                                                  2002        2001        2000
                                                                --------    --------    --------
                                                                         (in thousands)
Income:
  Dividends from subsidiary bank ............................   $  2,700    $  7,700    $  4,500
  Interest on deposits with subsidiary bank .................         24          33          73
                                                                --------    --------    --------
                                                                   2,724       7,733       4,573
                                                                --------    --------    --------
Expenses:

  Other operating expenses ..................................         79          59          58
                                                                --------    --------    --------

  Income before income taxes ................................      2,645       7,674       4,515
Income tax expense (credit) .................................        (22)        (11)          6
                                                                --------    --------    --------
  Income before undistributed earnings of
    subsidiary bank .........................................      2,667       7,685       4,509
Equity in undistributed earnings ............................      8,896       2,409       4,809
                                                                --------    --------    --------
  Net income ................................................   $ 11,563    $ 10,094    $  9,318
                                                                ========    ========    ========



CONDENSED STATEMENTS OF CASH FLOWS                                   Year ended December 31,
Increase (Decrease) in Cash and Cash Equivalents*               --------------------------------
                                                                  2002        2001        2000
                                                                --------    --------    --------
                                                                         (in thousands)
Cash Flows From Operating Activities:
  Net income ................................................   $ 11,563    $ 10,094    $  9,318
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Undistributed earnings of subsidiary bank .............     (8,896)     (2,409)     (4,809)
      Decrease in other assets ..............................         24           2          13
                                                                --------    --------    --------
    Net cash provided by operating activities ...............      2,691       7,687       4,522
                                                                --------    --------    --------

Cash Flows From Financing Activities:

  Repurchase and retirement of common stock .................     (1,592)     (4,698)     (2,819)
  Proceeds from exercise of stock options ...................        313         420         223
  Cash dividends paid .......................................     (2,398)     (2,180)     (2,002)
  Cash in lieu of fractional shares on 3-for-2 stock split ..         (7)         --          --
                                                                --------    --------    --------
    Net cash used in financing activities ...................     (3,684)     (6,458)     (4,598)
                                                                --------    --------    --------
  Net increase (decrease) in cash and cash equivalents ......       (993)      1,229         (76)
  Cash and cash equivalents, beginning of year ..............      3,646       2,417       2,493
                                                                --------    --------    --------
  Cash and cash equivalents, end of year ....................   $  2,653    $  3,646    $  2,417
                                                                ========    ========    ========

Supplemental Schedule of Noncash Financing Activities:

  Tax benefit from exercise of employee stock options .......   $     46    $     35    $     19
  Cash dividends payable ....................................      1,415       1,200       1,099


* Cash and cash equivalents include the checking and money market accounts with the Corporation's wholly-owned bank subsidiary.

NOTE O - QUARTERLY FINANCIAL DATA (Unaudited)

                                           First    Second     Third     Fourth
                                          Quarter   Quarter   Quarter    Quarter    Total
                                          -------   -------   -------    -------   -------
                                               (in thousands, except per share data)
2002
Interest income .......................   $ 8,804   $ 9,338   $ 9,460    $ 9,327   $36,929
Interest expense ......................     1,218     1,254     1,347      1,292     5,111
Net interest income ...................     7,586     8,084     8,113      8,035    31,818
Provision for loan losses (credit) ....       100        50      (100)        50       100
Noninterest income ....................     1,329     1,479     1,319      1,361     5,488
Noninterest expense ...................     5,301     5,447     5,426      5,314    21,488
Income before income taxes ............     3,514     4,066     4,106      4,032    15,718
Income taxes ..........................       866     1,099     1,112      1,078     4,155
Net income ............................     2,648     2,967     2,994      2,954    11,563
Earnings per share:
  Basic ...............................       .63       .71       .72        .71      2.77
  Diluted .............................       .62       .70       .71        .70      2.73
Comprehensive income ..................     2,264     5,433     4,477      2,375    14,549

2001
Interest income .......................   $ 9,881   $ 9,570   $ 9,524    $ 9,014   $37,989
Interest expense ......................     3,127     2,494     2,281      1,549     9,451
Net interest income ...................     6,754     7,076     7,243      7,465    28,538
Provision for loan losses (credit) ....        --        --        --        100       100
Noninterest income ....................     1,280     1,385     1,281      1,003     4,949
Noninterest expense ...................     4,895     4,836     4,876      5,160    19,767
Income before income taxes ............     3,139     3,625     3,648      3,208    13,620
Income taxes ..........................       804       975       974        773     3,526
Net income ............................     2,335     2,650     2,674      2,435    10,094
Earnings per share:
  Basic ...............................       .54       .62       .63        .58      2.37
  Diluted .............................       .53       .61       .62        .57      2.33
Comprehensive income ..................     2,938     2,458     3,613      1,395    10,404

                           [Grant Thornton Letterhead]

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
The First of Long Island Corporation

     We have audited the accompanying consolidated balance sheet of The First of Long Island Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The First of Long Island Corporation as of December 31, 2001, and for the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations whose report dated January 22, 2002 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First of Long Island Corporation as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 24, 2003

Official Staff

Administration

J. William Johnson
Chairman and Chief Executive Officer

Michael N. Vittorio
President

Arthur J. Lupinacci, Jr.
Executive Vice President

Lorraine Fogarty
Executive Assistant

Constance Miller
Executive Assistant

Auditing

Kitty W. Craig
Vice President

Margaret M. DeBonis
Assistant Vice President

Mathew Wallis
Administrative Assistant

Branch Administration

James Clavell
Vice President

Monica T. Baker
Assistant Vice President

Carole Ann Snayd
Assistant Vice President

JoAnn Diamond
Assistant Cashier

Leonora Mintz
Assistant Manager

Patricia Ovalle Wood
Assistant Manager

Sara Melamed
Administrative Assistant

Commercial Banking

Donald L. Manfredonia
Executive Vice President

Joseph G. Perri
Executive Vice President

Paul J. Daley
Senior Vice President

James P. Johnis
Senior Vice President

Albert Arena
Vice President

Stephen Durso
Vice President

MaryAnn Fiume
Vice President

Edward V. Mirabella
Vice President

William W. Riley
Vice President

John P. Solensky
Vice President

Margaret M. Curran
Assistant Vice President

Gretchen B. Nesky
Assistant Vice President

Frank Pelliccione
Assistant Vice President

Andrew W. Malone
Commercial Mortgage Originator

Maureen Cannarsa
Administrative Assistant

Diane Mucci
Executive Assistant

Compliance and Procedures

Wayne M. Sturges
Vice President

Computer Services

Conrad A. Lissade
Computer Services Manager

Data Center

Jose Diaz
Assistant Vice President

Kristen Mucci
Administrative Assistant

Linda Sue Rudloff
Administrative Assistant

Deposit Operations

Carmela Lalonde
Assistant Manager

Donna Long
Assistant Manager

Linda Bannen
Administrative Assistant

Neil Dastas
Administrative Assistant

Finance

Mark D. Curtis
Senior Vice President

Wayne B. Drake
Vice President

Howard Hoeberlein
Vice President

Matthew J. Mankowski
Assistant Vice President

Catherine Irvin
Assistant Manager

Cheryl Romanski
Assistant Manager

Diane Pascucci
Administrative Assistant

General Services

Daniel Sapanara
General Services Officer

Human Resources

Donna M. Kelly
Vice President

Takako Endo
Assistant Vice President

Susan J. Hempton
Assistant Vice President

Loan Center

Robert Jacobs
Assistant Vice President

John F. Darcy
Senior Mortgage Consultant

Frederick T. Hughes
Mortgage Originator

Eveline Ratte
Assistant Manager

Anna S. Fleming
Administrative Assistant

Veronica Gajkowski
Administrative Assistant

Barbara Johnson
Administrative Assistant

Patricia Lacorazza
Administrative Assistant

Marketing

Cathy M. Poturny
Assistant Vice President

Anne Urtnowski
Assistant Manager

Operations Administration

Richard Kick
Senior Vice President

Betsy Gustafson
Vice President

Counsel
Schupbach, Williams & Pavone LLP
Independent Auditors
Grant Thornton LLP

Form 10-K Report
A copy of the Corporation's annual report on Form 10-K for 2002, filed with the Securities and Exchange Commission, may be obtained without charge upon written request to Mark D. Curtis, Senior Vice President and Treasurer, The First of Long Island Corporation, 10 Glen Head Road, PO Box 67, Glen Head, New York 11545-0067.

Executive Office

The First of Long Island Corporation
10 Glen Head Road
Glen Head, New York 11545
(516) 671-4900
www.fnbli.com

Transfer Agent and Registrar

Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016-3572
(800) 368-5948
www.rtco.com

Annual Meeting Notice

     The Annual Meeting of Stockholders will be held at the American Legion Hall, 190 Glen Head Road, Glen Head, New York 11545 on Tuesday, April 15, 2003 at 3:30 P.M.

Business Development Board

[PHOTO OMITTED]
Robert J. Bogardt, CPA
Bogardt & Company, LLP

[PHOTO OMITTED]
Christopher S. Byczek, Esq.
Partner
Cronin & Byczek, LLP

[PHOTO OMITTED]
Louis Campanelli
Board Director
SCORE Foundation

[PHOTO OMITTED]
Emil V. Cianciulli, Esq.
Partner
Cianciulli & Meng, P.C.

[PHOTO OMITTED]
Thomas N. Dufek, CPA
Dufek & Associates

[PHOTO OMITTED]
William  L. Edwards
Real Estate Investor

[PHOTO OMITTED]
C. J. Erickson, Esq.
Hodgson Russ LLP

[PHOTO OMITTED]
Bernard Esquenet
Chief Executive Officer
The Ruhof Corp.

[PHOTO OMITTED]
Leonard Gleicher
Partner
Goldberg Bros. Realtors

[PHOTO OMITTED]
Kenneth R. Going
GOING SIGN CO. Inc.

[PHOTO OMITTED]
Herbert  Haber, Cpa

[PHOTO OMITTED]
Kevin J. Harding, Esq.
Partner
Harding and Harding

[PHOTO OMITTED]
Alan B. Katcher
Chief Executive Officer
Terry Alan Adv. Co., Inc.

[PHOTO OMITTED]
Kevin T. Kelly
Management Consultant

[PHOTO OMITTED]
Herbert Kotler, Esq.

[PHOTO OMITTED]
Kenneth R. Latham
Chairman of the Board
Latham Bros. Lumber Co., Inc.

[PHOTO OMITTED]
James J. Lynch, Esq.

[PHOTO OMITTED]
Susan Hirschfeld Mohr
President
J. W. Hirschfeld Agency, Inc.

[PHOTO OMITTED]
Richard  E. Nussbaum, CPA
Managing Partner
Nussbaum Yates & Wolpow, P.C.

[PHOTO OMITTED]
James Panos, Esq.
Partner
Cianciulli & Meng, P.C.

[PHOTO OMITTED]
Douglas  Pierce
President
Pierce Country Day School & Camp Inc.

[PHOTO OMITTED]
Quentin Sammis
President
Coldwell Banker Sammis

[PHOTO OMITTED]
Arthur C. Schupbach, Esq.
Partner
Schupbach, Williams & Pavone LLP

[PHOTO OMITTED]
H. Craig Treiber
Chairman/CEO
The Treiber Insurance Group

[PHOTO OMITTED]
Arthur Ventura
President
Badge Agency, Inc.

[PHOTO OMITTED]
Mark Wurzel
President
Calico Cottage, Inc.

Photos not available: David Black, CPA; Zachary Levy, Esq.; Lawrence F. Steiner

Full Service Offices

Glen Head
10 Glen Head Road
Glen Head, NY  11545
(516) 671-4900

John J. Mulder, Jr.
Vice President and Branch Manager

Elaine Ballinger
Assistant Cashier

Patrice Goncalves
Administrative Assistant

Greenvale
7 Glen Cove Road
Greenvale, NY  11548
(516) 621-8811

Philip R. Thompson
Vice President and Branch Manager

Daphne Johnson
Assistant Manager

Huntington
253 New York Avenue
Huntington, NY 11743
(631) 427-4143

Rick Perro
Vice President and Branch Manager

Jenny Malandruccolo
Assistant Vice President

Margaret Hanrahan
Administrative Assistant

Marco Leon
Administrative Assistant

Locust Valley
108 Forest Avenue
Locust Valley, NY  11560
(516) 671-2299

John T. Noonan
Vice President and Branch Manager

Mary Lou Martin
Assistant Vice President

Carol Luzynski
Administrative Assistant

Northport
711 Fort Salonga Road
Northport, NY  11768
(631) 261-4000

Henry C. Suhr
Vice President and Branch Manager

David Lippa
Assistant Vice President

Janet Kittle
Administrative Assistant

Old Brookville
209 Glen Head Road
Old Brookville, NY  11545
(516) 759-9002

Frank Plesche
Vice President and Branch Manager

Carolyn McIntyre
Assistant Vice President

Melissa Grella
Administrative Assistant

Rockville Centre
310 Merrick Road
Rockville Centre, NY  11570
(516) 763-5533

Raffaella Marciari
Vice President and Branch Manager

Theresa Crawford
Administrative Assistant

Roslyn Heights
130 Mineola Avenue
Roslyn Heights, NY  11577
(516) 621-1900

Frieda O'Mara
Vice President and Branch Manager

Susan Sciacca
Assistant Cashier

Lucile Pelliccione
Administrative Assistant

Woodbury
800 Woodbury Road
Woodbury, NY 11797
(516) 364-3434

George P. Knott
Vice President and Branch Manager

June Pipito
Assistant Vice President

Commercial Banking Offices

Allen Boulevard
22 Allen Boulevard
Farmingdale, NY  11735
(631) 753-8888

Patricia M. Gramble
Assistant Vice President and Branch Manager

Bohemia
30 Orville Drive
Bohemia, NY  11716
(631) 218-2500

Robert F. Covino
Vice President and Branch Manager

Deer Park
60 E. Industry Court
Deer Park, NY  11729
(631) 243-2600

Albert M. Nordt, Jr.
Assistant Vice President and Branch Manager

Garden City
1050 Franklin Avenue
Garden City, NY 11530
(516) 742-6262

Elizabeth A. Materia
Assistant Vice President and Branch Manager

Great Neck
536 Northern Boulevard
Great Neck, NY  11021
(516) 482-6666

Janice B. Manditch
Assistant Vice President and Branch Manager

Joanne Bosco
Administrative Assistant

Hauppauge
330 Motor Parkway
Hauppauge, NY  11788
(631) 952-2900

Mark A. Ryan
Assistant Vice President and Branch Manager

Hicksville
106 Old Country Road
Hicksville, NY 11801
(516) 932-7150

Joyce C. Graber
Assistant Vice President and Branch Manager

Arlyne H. Kramer
Assistant Cashier

Lake Success
3000 Marcus Avenue
Lake Success, NY  11042
(516) 775-3133

Lucy Ortiz
Assistant Vice President and Branch Manager

Patricia Scrudato
Assistant Manager

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

Kathleen Martin
Assistant Manager

Valley Stream
133 E. Merrick Road
Valley Stream, NY 11580
(516) 825-0202

Peter J. Arebalo
Assistant Vice President and Branch Manager

Susan Costabile
Assistant Manager

Investment Management Division
800 Woodbury Road
Woodbury, NY  11797
(516) 364-3436

Brian J. Keeney
Senior Vice President

Robert M. Heyssel, Jr.
Vice President

Francis V. Liantonio
Vice President

Sharon E. Pazienza
Vice President

Joanne Buckley
Assistant Vice President

Quyen T. Pham
Operations Manager

Dawn LoBraico
Administrative Assistant

[LOGO] The First of Long Island