Form 10-Q
period 2003-03-31
FIRST OF LONG ISLAND CORP
filed 2003-05-13
CIK 740663

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to  _____________


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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 OUTSTANDING AT MAY 5, 2003
         -----                                 --------------------------
Common stock, par value                                 4,068,096
    $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                 MARCH 31, 2003
                                      INDEX

PART I.      FINANCIAL INFORMATION                                      PAGE NO.
                                                                        --------

Item 1.      Financial Statements

             Consolidated Balance Sheets
             March 31, 2003 And December 31, 2002                          1

             Consolidated Statements Of Income
             Three Months Ended March 31, 2003 And 2002                    2

             Consolidated Statements Of Changes In
             Stockholders' Equity
             Three Months Ended March 31, 2003 And 2002                    3

             Consolidated Statements Of Cash Flows
             Three Months Ended March 31, 2003 And 2002                    4

             Notes To Consolidated Financial Statements                    5

Item 2.      Management's Discussion And Analysis Of
             Financial Condition And Results Of Operations                 8

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                  16

Item 4.      Controls and Procedures                                      16

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                            18

Item 5.      Other Information                                            18

Item 6.      Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                19

CERTIFICATIONS                                                            19

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,                December 31,
                                                                                                 2003                      2002
                                                                                            -------------             -------------
Assets:
   Cash and due from banks .....................................................            $  36,881,000             $  33,229,000
   Federal funds sold ..........................................................               60,000,000                34,000,000
                                                                                            -------------             -------------
     Cash and cash equivalents .................................................               96,881,000                67,229,000
                                                                                            -------------             -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $266,985,000 and $282,438,000) ...........................              257,720,000               273,102,000
          Available-for-sale, at fair value (amortized cost
             of $162,889,000 and $173,794,000) .................................              169,567,000               180,406,000
                                                                                            -------------             -------------
                                                                                              427,287,000               453,508,000
                                                                                            -------------             -------------
   Loans:
          Commercial and industrial ............................................               37,908,000                37,329,000
          Secured by real estate ...............................................              225,928,000               217,730,000
          Consumer .............................................................                5,757,000                 6,414,000
          Other ................................................................                  494,000                   628,000
                                                                                            -------------             -------------
                                                                                              270,087,000               262,101,000
          Unearned income ......................................................                 (933,000)                 (993,000)
                                                                                            -------------             -------------
                                                                                              269,154,000               261,108,000
          Allowance for loan losses ............................................               (2,155,000)               (2,085,000)
                                                                                            -------------             -------------
                                                                                              266,999,000               259,023,000
                                                                                            -------------             -------------

   Bank premises and equipment, net ............................................                6,260,000                 6,398,000
   Other assets ................................................................                6,264,000                 6,184,000
                                                                                            -------------             -------------
                                                                                            $ 803,691,000             $ 792,342,000
                                                                                            =============             =============
Liabilities:
   Deposits:
          Checking .............................................................            $ 264,474,000             $ 256,444,000
          Savings and money market .............................................              417,499,000               412,815,000
          Time, other ..........................................................               17,033,000                17,359,000
          Time, $100,000 and over ..............................................               14,253,000                13,107,000
                                                                                            -------------             -------------
                                                                                              713,259,000               699,725,000
   Accrued expenses and other liabilities ......................................                2,024,000                 4,492,000
   Current income taxes payable ................................................                1,064,000                   289,000
   Deferred income taxes payable ...............................................                2,357,000                 2,394,000
                                                                                            -------------             -------------
                                                                                              718,704,000               706,900,000
                                                                                            -------------             -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 4,067,535 and 4,161,173 shares ..................                  407,000                   416,000
   Surplus .....................................................................                  124,000                   724,000
   Retained earnings ...........................................................               80,447,000                80,354,000
                                                                                            -------------             -------------
                                                                                               80,978,000                81,494,000
   Accumulated other comprehensive income net of tax ...........................                4,009,000                 3,948,000
                                                                                            -------------             -------------
                                                                                               84,987,000                85,442,000
                                                                                            -------------             -------------
                                                                                            $ 803,691,000             $ 792,342,000
                                                                                            =============             =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Three Months Ended March 31,
                                                                                                 ----------------------------
                                                                                                    2003               2002
                                                                                                 ----------        ----------
Interest income:
    Loans ........................................................................               $4,803,000        $3,977,000
    Investment securities:
        Taxable ..................................................................                3,098,000         3,222,000
        Nontaxable ...............................................................                1,504,000         1,438,000
    Federal funds sold ...........................................................                  120,000           167,000
                                                                                                 ----------        ----------
                                                                                                  9,525,000         8,804,000
                                                                                                 ----------        ----------
Interest expense:
    Savings and money market deposits ............................................                  939,000         1,028,000
    Time deposits ................................................................                  114,000           190,000
                                                                                                 ----------        ----------
                                                                                                  1,053,000         1,218,000
                                                                                                 ----------        ----------
        Net interest income ......................................................                8,472,000         7,586,000

Provision for loan losses ........................................................                   75,000           100,000
                                                                                                 ----------        ----------
Net interest income after provision for loan losses ..............................                8,397,000         7,486,000
                                                                                                 ----------        ----------

Noninterest income:
    Investment Management Division income ........................................                  320,000           284,000
    Service charges on deposit accounts ..........................................                  889,000           895,000
    Net gains on sales of available-for-sale securities ..........................                  123,000                --
    Other ........................................................................                  153,000           150,000
                                                                                                 ----------        ----------
                                                                                                  1,485,000         1,329,000
                                                                                                 ----------        ----------
Noninterest expense:
    Salaries .....................................................................                2,512,000         2,393,000
    Employee benefits ............................................................                1,193,000         1,052,000
    Occupancy and equipment expense ..............................................                  834,000           744,000
    Other operating expenses .....................................................                1,146,000         1,112,000
                                                                                                 ----------        ----------
                                                                                                  5,685,000         5,301,000
                                                                                                 ----------        ----------

        Income before income taxes ...............................................                4,197,000         3,514,000
Income tax expense ...............................................................                1,104,000           866,000
                                                                                                 ----------        ----------
        Net income ...............................................................               $3,093,000        $2,648,000
                                                                                                 ==========        ==========

Weighted average (Note 2):
    Common shares ................................................................                4,116,325         4,186,443
    Dilutive stock options .......................................................                   83,144            47,906
                                                                                                 ----------        ----------
                                                                                                  4,199,469         4,234,349
                                                                                                 ==========        ==========

Earnings per share (Note 2):
    Basic ........................................................................               $      .75        $      .63
                                                                                                 ==========        ==========
    Diluted ......................................................................               $      .74        $      .62
                                                                                                 ==========        ==========

See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                   ------------------------------------------------------------------------------------------------
                                                                 Three Months Ended March 31, 2003
                                   ------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                         Common Stock                          Compre-                     Compre-
                                         ------------                          hensive       Retained      hensive
                                     Shares         Amount      Surplus        Income        Earnings       Income         Total
                                   ---------      ---------   -----------    -----------   ------------   -----------  ------------
Balance, January 1, 2003 .......   4,161,173      $ 416,000   $   724,000                  $ 80,354,000   $ 3,948,000  $ 85,442,000
  Net Income ...................                                             $ 3,093,000      3,093,000                   3,093,000
  Repurchase and retirement
    of common stock ............    (111,112)       (11,000)   (3,964,000)                                               (3,975,000)
  Exercise of stock options ....      17,474          2,000       322,000                                                   324,000
  Tax benefit of stock options .                                   42,000                                                    42,000
  Unrealized gains on available-
    for-sale-securities, net of
      income taxes .............                                                  61,000                       61,000        61,000
  Transfer from retained
    earnings to surplus ........                                3,000,000                    (3,000,000)                         --
                                                                             -----------
  Comprehensive income .........                                             $ 3,154,000
                                   ---------      ---------   -----------    ===========   ------------   -----------  ------------
Balance, March 31, 2003 ........   4,067,535      $ 407,000   $   124,000                  $ 80,447,000   $ 4,009,000  $ 84,987,000
                                   =========      =========   ===========                  ============   ===========  ============

                                   ------------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31, 2002
                                   ------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                         Common Stock                          Compre-                     Compre-
                                         ------------                          hensive       Retained      hensive
                                     Shares         Amount      Surplus        Income        Earnings       Income         Total
                                   ---------      ---------   -----------    -----------   ------------   -----------  ------------
Balance, January 1, 2002 ........  2,792,902      $ 279,000   $   955,000                  $ 72,550,000   $   962,000  $ 74,746,000
  Net Income ....................                                            $ 2,648,000      2,648,000                   2,648,000
  Repurchase and retirement
    of common stock .............    (10,777)        (1,000)     (400,000)                                                 (401,000)
  Exercise of stock options .....      8,464          1,000       127,000                                                   128,000
  Unrealized losses on available-
    for-sale-securities, net of
       income taxes ..............                                              (384,000)                    (384,000)     (384,000)
                                                                             -----------
  Comprehensive income ..........                                            $ 2,264,000
                                                                             ===========
  Tax benefit of stock options ..                                   2,000                                                     2,000
                                   ---------      ---------   -----------                  ------------   -----------  ------------
Balance, March 31, 2002 .........  2,790,589      $ 279,000   $   684,000                  $ 75,198,000   $   578,000  $ 76,739,000
                                   =========      =========   ===========                  ============   ===========  ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Three Months Ended March 31,
                                                                                               ------------------------------------
                                                                                                  2003                      2002
                                                                                               ------------            ------------
Cash Flows From Operating Activities:
   Net income ......................................................................           $  3,093,000            $  2,648,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for loan losses ....................................................                 75,000                 100,000
      Deferred income tax provision (credit) .......................................                (41,000)                 31,000
      Depreciation and amortization ................................................                326,000                 320,000
      Premium amortization on investment securities, net ...........................              1,097,000                 601,000
      Gains on sales of available-for-sale securities ..............................               (123,000)                     --
      Decrease in prepaid income taxes .............................................                     --                   1,000
      Increase in other assets .....................................................                (80,000)               (281,000)
      Decrease in accrued expenses and other liabilities ...........................             (1,068,000)               (627,000)
      Increase in income taxes payable .............................................                832,000                 678,000
                                                                                               ------------            ------------
        Net cash provided by operating activities ..................................              4,111,000               3,471,000
                                                                                               ------------            ------------

Cash Flows From Investing Activities:
   Proceeds from sales of available-for-sale securities ............................                124,000                      --
   Proceeds from maturities and redemptions of investment securities:
      Held-to-maturity .............................................................             26,535,000              49,148,000
      Available-for-sale ...........................................................             18,249,000               2,350,000
   Purchase of investment securities:
      Held-to-maturity .............................................................            (11,985,000)            (27,232,000)
      Available-for-sale ...........................................................             (7,611,000)            (36,009,000)
   Net increase in loans to customers ..............................................             (8,051,000)             (8,433,000)
   Purchases of bank premises and equipment ........................................               (188,000)                (32,000)
   Proceeds from sale of equipment .................................................                     --                   3,000
                                                                                               ------------            ------------
      Net cash provided by (used in) investing activities ..........................             17,073,000             (20,205,000)
                                                                                               ------------            ------------

Cash Flows From Financing Activities:
   Net increase in total deposits ..................................................             13,534,000              46,649,000
   Proceeds from exercise of stock options .........................................                324,000                 128,000
   Repurchase and retirement of common stock .......................................             (3,975,000)               (401,000)
   Cash dividends paid .............................................................             (1,415,000)             (1,200,000)
                                                                                               ------------            ------------
      Net cash provided by financing activities ....................................              8,468,000              45,176,000
                                                                                               ------------            ------------
Net increase in cash and cash equivalents ..........................................             29,652,000              28,442,000
Cash and cash equivalents, beginning of year .......................................             67,229,000              55,209,000
                                                                                               ------------            ------------
Cash and cash equivalents, end of period ...........................................           $ 96,881,000            $ 83,651,000
                                                                                               ============            ============

Supplemental Schedule of Noncash:
Investing Activities
   Unrealized gains (losses) on available-for-sale securities ......................           $     66,000            $   (653,000)
   Writeoff of premises and equipment against reserve ..............................                     --                  60,000
Financing Activities
   Tax benefit from exercise of employee stock options .............................                 42,000                   2,000

The Corporation made interest payments of $1,060,000 and $1,237,000 and income tax payments of $314,000 and $157,000 during the first quarters of 2003 and 2002, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                 MARCH 31, 2003
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The consolidated financial information included herein as of and for the periods ended March 31, 2003 and 2002 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2002 consolidated balance sheet was derived from the Company's December 31, 2002 audited consolidated financial statements.

2. STOCK SPLIT

      On June 18, 2002, the Corporation declared a 3-for-2 stock split paid by means of a 50% stock dividend on July 24, 2002. Where applicable, all comparative share and per share amounts included in the consolidated financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations for the three months ended March 31, 2002 have been adjusted to reflect the effect of the split.

3. STOCK-BASED COMPENSATION

      At March 31, 2003, the Corporation had two stock option and appreciation rights plans. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. If there were any stock appreciation rights outstanding, compensation costs would be recorded annually based on the quoted market price of the Corporation's stock at the end of the period.

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

                                                                              Three Months Ended
                                                                         -----------------------------
                                                                          3/31/03             3/31/02
                                                                         ---------           ---------
                                                                                 (in thousands)
Net income, as reported .......................................          $   3,093           $   2,648
Deduct: Total cost of stock-based employee
  compensation expense determined under
   fair value based method for all awards,
      net of related tax effects ..............................                (84)                (52)
                                                                         ---------           ---------
Pro forma net income ..........................................          $   3,009           $   2,596
                                                                         =========           =========

Earnings per share:
  Basic - as reported .........................................          $    0.75           $    0.63
  Basic - pro forma ...........................................          $    0.73           $    0.62
  Diluted - as reported .......................................          $    0.74           $    0.62
  Diluted - pro forma .........................................          $    0.72           $    0.61

4. NEW ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Corporation adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and, for guarantees issued or modified after December 31, 2002, adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not impact the Corporation's financial condition or results of operations at or for the three months ended March 31, 2003.

      While certain guarantees are only subject to the disclosure provisions of this Interpretation, others are subject to both the disclosure and initial recognition and measurement provisions. For guarantees that fall within the scope of the initial recognition and measurement provisions, FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under the previous accounting rules, the Corporation did not record a liability when guaranteeing obligations unless it became probable that the Corporation would have to perform under the guarantee.

      The Corporation issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At March 31, 2003, the Corporation was contingently liable on financial and performance standby letters of credit totaling $735,000 and $86,000, respectively, $148,000 of which were originated in the first quarter of this year. The Corporation's commitments under standby letters of credit expire at various dates through March 31, 2004. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at March 31, 2003 varied from 0% to 100%, and on a weighted average basis was 80%. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held if any and/or enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46, which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses the accounting and reporting for variable interest entities, as defined. FIN No. 46 is not currently applicable to the Corporation.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation's financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island (the "Bank"). The Corporation's primary service area has been Nassau and Suffolk Counties, Long Island. However, the Bank expects to open three commercial banking branches in Manhattan in the upcoming quarter.

Overview

      The Corporation earned $.74 per share for the first three months of 2003 as compared to $.62 for the same period last year, an increase of approximately 19%. Based on net income of 3,093,000, the Corporation returned 1.59% on average total assets and 14.81% on average total equity. This compares to returns on assets and equity of 1.53% and 14.11%, respectively, for the first quarter of last year. Total assets and deposits each grew by almost 10% when comparing balances at March 31, 2003 to those at March 31, 2002, and total capital before unrealized gains and losses on available-for-sale securities grew by approximately 6%. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

      The most important reason for the growth in earnings was an unusually large commercial mortgage prepayment fee. Other important causes of the earnings increase include growth in checking balances, market type savings balances and residential mortgages as well as a gain on the sale of securities. The large prepayment fee, the recurrence of which is unlikely, was especially important to the growth in earnings per share being equivalent to approximately 8 cents per share. In addition, the fee added .31% to net interest margin for the quarter, ..29% to ROA, and 2.70% to ROE.

      The Company continues to be challenged by the very low interest rate market. The negative effects on net interest margin are expected to become even more pronounced as loans and securities are repriced or reinvested at lower yields without an offsetting reduction in the cost of funds. Also beginning to adversely affect earnings are the expenses of certain growth strategies including the costs of our three new commercial banking branches in Manhattan.

Net Interest Income

      Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                               Three Months Ended March 31,
                                                  --------------------------------------------------------------------------------
                                                                   2003                                       2002
                                                  -------------------------------------      --------------------------------------
                                                  Average                       Average      Average                        Average
                                                  Balance        Interest         Rate       Balance         Interest         Rate
                                                  -------        --------       -------      -------         --------       -------
                                                                                (dollars in thousands)
Assets
Federal funds sold .......................       $  40,686        $   120          1.20%    $  40,033        $   167          1.69%
Investment Securities:
  Taxable ................................         297,544          3,098          4.22       268,815          3,222          4.86
  Nontaxable (1) .........................         145,188          2,279          6.28       124,723          2,179          6.99
Loans (1)(2) .............................         263,138          4,806          7.41       228,377          3,982          7.07
                                                 ---------        -------          ----     ---------        -------          ----
Total interest-earning assets ............         746,556         10,303          5.58       661,948          9,550          5.83
                                                                  -------          ----                      -------          ----
Allowance for loan losses ................          (2,100)                                    (2,037)
                                                 ---------                                  ---------
Net interest-earning assets ..............         744,456                                    659,911
Cash and due from banks ..................          32,187                                     29,951
Premises and equipment, net ..............           6,301                                      6,984
Other assets .............................           5,421                                      5,764
                                                 ---------                                  ---------
                                                 $ 788,365                                  $ 702,610
                                                 =========                                  =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ........       $ 413,236            939          0.92     $ 362,874          1,028          1.15
Time deposits ............................          31,230            114          1.48        34,754            190          2.22
                                                 ---------        -------          ----     ---------        -------          ----
Total interest-bearing deposits ..........         444,466          1,053          0.96       397,628          1,218          1.24
                                                 ---------        -------          ----     ---------        -------          ----
Checking deposits (3) ....................         253,341                                    225,261
Other liabilities ........................           5,861                                      3,627
                                                 ---------                                  ---------
                                                   703,668                                    626,516
Stockholders' equity .....................          84,697                                     76,094
                                                 ---------                                  ---------
                                                 $ 788,365                                  $ 702,610
                                                 =========                                  =========

Net interest income (1) ..................                        $ 9,250                                    $ 8,332
                                                                  =======                                    =======
Net interest spread (1) ..................                                         4.62%                                      4.59%
                                                                                   ====                                       ====
Net interest yield (1) ...................                                         5.02%                                      5.10%
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

      As can be seen from the above table, net interest spread was virtually unchanged when comparing the first quarter of last year to the current quarter. Net interest yield or margin decreased by .08% during the same period from 5.10% to 5.02%, and, with the exception of loans, the yield on each asset category declined. Loan yield increased from 7.07% to 7.41%. In considering these variances, it is very important to note that during the first quarter of 2003 the Bank collected a $564,000 prepayment fee on one commercial mortgage. This fee, the recurrence of which is unlikely, is included in interest income on loans. The fee added .31% to first quarter 2003 net interest margin, .22% to net interest spread, and .87% to loan yield.

      Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

                                                                             Three Months Ended March 31,
                                                              -------------------------------------------------------
                                                                                 2003 Versus 2002
                                                                       Increase (decrease) due to changes in:
                                                              -------------------------------------------------------
                                                                                                 Rate/         Net
                                                               Volume             Rate        Volume (2)      Change
                                                              --------          --------      ----------     --------
                                                                                    (in thousands)
Interest Income:
Federal funds sold ............................               $      3          $    (49)       $    (1)      $    (47)
Investment securities:
  Taxable .....................................                    344              (423)           (45)          (124)
  Nontaxable (1) ..............................                    358              (221)           (37)           100
Loans (1) .....................................                    606               189             29            824
                                                              --------          --------        -------       --------
Total interest income .........................                  1,311              (504)           (54)           753
                                                              --------          --------        -------       --------

Interest Expense:
Savings and money
  market deposits .............................                    143              (203)           (29)           (89)
Time deposits .................................                    (19)              (63)             6            (76)
                                                              --------          --------        -------       --------
Total interest expense ........................                    124              (266)           (23)          (165)
                                                              --------          --------        -------       --------
Increase (decrease) in net
  interest income .............................               $  1,187          $   (238)       $   (31)      $    918
                                                              ========          ========        =======       ========

(1)   Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

      Net interest income on a tax-equivalent basis increased by $918,000, or 11.0%, from $8,332,000 for the first quarter of 2002 to $9,250,000 for the current quarter. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $1,187,000 and a negative rate variance of $238,000. It should be noted that the large commercial mortgage prepayment fee previously discussed made a significant contribution to the overall increase in net interest income shown above and caused the rate variance for loans to be positive. Without this fee, the rate variance for loans would have been a negative $375,000.

      Volume Variance. The positive volume variance was largely caused by substantial growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first quarter of 2003 to the same quarter last year, average checking deposits increased by $28,080,000, or approximately 12%. Funding interest-earning asset growth with growth in checking deposits has a greater impact on net interest income than funding such growth with interest-bearing deposits because checking deposits, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation's key strategies for increasing earnings per share.

      Also making a contribution to the positive volume variance was growth in savings and money market deposit balances and the use of such funds to purchase investment securities and originate loans. When comparing the first quarter of 2003 to the same quarter last year, average savings and money market deposit balances increased by

$50,362,000, or almost 14%. Although the largest components of this increase were growth in "Select Savings", a statement savings account that earns a higher money market rate, and nonpersonal money market accounts, the Bank also experienced nice growth in traditional savings and IOLA (interest on lawyer) accounts.

      The Bank's new business program is a significant factor that favorably impacted the growth in average checking balances. Competitive pricing, customer demographics, and troubled conditions in the equity markets are believed to be important factors with respect to the growth in average interest-bearing deposits. In addition, the growth in checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service as well as national and local economic conditions.

      Rate Variance. Interest rates began to decline in early 2001. By the end of the year, short-term interest-rates had fallen significantly as evidenced by a 475 basis point reduction in both the federal funds target rate and the Bank's prime lending rate. During 2002, there were no further reductions in short-term rates until November when both the federal funds target rate and the Bank's prime lending rate declined by an additional 50 basis points. Rates on intermediate and longer-term securities and loans also declined during 2001 and 2002, but by contrast to short-term rates, the magnitude of the decline was far more significant in 2002. Currently both short and long-term rates are at extremely low levels and could decline even further.

      As a result of the sharp decrease in interest rates, net interest margin trended downward throughout 2002 as interest-earning assets repriced at lower yields and proceeds from the maturity and amortization of such assets were reinvested at lower yields without an equal and offsetting reduction in the cost of funds. Excluding the effect of the large prepayment fee, the decline in net interest margin continued in the first quarter of 2003. If available yields remain at relatively low levels or decrease even further, and assets continue to reprice and be reinvested at lower yields without an offsetting reduction in the cost of funds, the Bank's net interest margin will continue downward which trend could become more severe. In addition, the rate variance as depicted above should become more negative. This obviously exerts a great deal of pressure on earnings.

Application of Critical Accounting Policies

      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the allowance for loan losses is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time. As discussed more fully in the Allowance and Provision For Loan Losses section below, some of the factors we evaluate in determining an appropriate allowance for loans losses include expected future cash flows and/or collateral values on loans considered to be impaired, national and local economic conditions, the strength of the local real estate market, and environmental risks. Changes in the estimated impact of these factors on the ultimate collectibility of loans in the Bank's portfolio could require a significant change in the allowance, and this change could have a material impact on the Bank's results of operations.

Asset Quality

      The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at March 31, 2003 and December 31, 2002 are as follows:

                                                                            March 31,       December 31,
                                                                              2003              2002
                                                                           ----------       ------------
                                                                              (dollars in thousands)
Nonaccruing loans ..............................................           $       --        $      --
Foreclosed real estate .........................................                   --               --
                                                                           ----------        ---------
  Total nonperforming assets ...................................                   --               --
Troubled debt restructurings ...................................                    8               --
Loans past due 90 days or more as to
  principal or interest payments and still accruing ............                    9                2
                                                                           ----------        ---------
  Total risk elements ..........................................           $       17        $       2
                                                                           ==========        =========

Nonaccruing loans as a percentage of total loans ...............                  .00%             .00%
                                                                           ==========        =========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ...................................                  .00%             .00%
                                                                           ==========        =========
Risk elements as a percentage of total loans and
  foreclosed real estate .......................................                  .01%             .00%
                                                                           ==========        =========

Allowance and Provision For Loan Losses

      The allowance for loan losses grew by $70,000 during the first three months of 2003, amounting to $2,155,000 at March 31, 2003 as compared to $2,085,000 at December 31, 2002. The allowance represented approximately .8% of total loans at both dates. During the first three months of 2003, the Bank had loan chargeoffs and recoveries of $14,000 and $9,000, respectively, and recorded a $75,000 provision for loan losses.

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

      The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent approximately 84% of the Bank's total loans outstanding at March 31, 2003. The majority of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies for residential mortgages are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

      Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of available-for-sale securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. When comparing the first three months of 2003 to the same period last year, noninterest income increased by $156,000, or 11.7%. The increase is primarily attributable to gains on sales of available-for-sale equity securities of $123,000.

      Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $384,000, or a bit more than 7%, from $5,301,000 for the first three months of 2002 to $5,685,000 for the same period this year. The increase is largely comprised of an increase in salaries of $119,000, or 5.0%, an increase in employee benefits expense of $141,000, or 13.4%, and an increase in occupancy and equipment expense of $90,000, or 12.1%.

      The increase in salaries is primarily attributable to normal annual salary increases. The increase in employee benefit expense is largely attributable to increases in retirement plan expense and the cost of group health insurance. The increase in occupancy and equipment expense was principally caused by increases in utilities expense, maintenance costs, and the fact that the Bank has begun to pay rent on its two of its three new branches in Manhattan.

      Income tax expense as a percentage of book income ("effective tax rate") was 26.3% for the first three months of 2003 as compared to 24.6% for the same period last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The increase in the Bank's effective tax rate is largely attributable to the fact that income on tax-exempt securities became a smaller component of the Bank's gross income.

Capital

      The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 28.88%, 28.13% and 10.33%, respectively, at March 31, 2003 substantially exceed the requirements for a well-capitalized bank.

      Total stockholders' equity decreased by $455,000, or from $85,442,000 at December 31, 2002 to $84,987,000 at March 31, 2003. The decrease in stockholders' equity is primarily attributable to the fact that the amount expended for share repurchases during the quarter exceeded net income.

      Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. During the first quarter of 2003, the Corporation purchased 111,112 shares under plans approved by the Board of Directors in 2002 and during the first quarter of 2003. Including a 50,000 share plan approved in April 2003, the Corporation is authorized to purchase 67,309 shares in the future.

      The stock repurchase program has been used by management to enhance earnings per share. When comparing the first three months of 2003 to the same period last year, earnings per share are up 12 cents. Of the 12-cent increase, approximately 1 cent is attributable to shares repurchased in 2002 and thus far this year. On a full-year basis, these repurchases should add approximately 6 cents to earnings per share.

      Market Liquidity. Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended March 31, 2003 as reported by Nasdaq was 1,068,413 shares, with an average daily volume of 4,223 shares. During this same twelve month period, the Corporation purchased 147,794 shares under its share repurchase program, 122,400 of which were purchased in market transactions. These market purchases represent approximately 11.5% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

      Russell 3000(R) and 2000(R) Indices. Frank Russell Company ("Russell") currently maintains 21 U.S. common stock indices. The indices are reconstituted each July 1st using objective criteria, primarily market capitalization, and do not reflect subjective opinions. All indices are subsets of the Russell 3000(R) Index which represents approximately 98% of the investable U. S. equity market.

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

Cash Flows and Liquidity

      Cash Flows. During the first three months of 2003, cash and cash equivalents increased by $29,652,000. This occurred primarily because the cash provided from maturities and pay downs of investment securities, checking growth, money market type deposit growth, and operations exceeded the cash used for loan growth and share repurchases.

      Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of approximately two years; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and longer-term investment securities designated as available-for-sale. At March 31, 2003, the Corporation had $60,000,000 in federal funds sold, a short-term securities portfolio not subject to pledge agreements of $138,938,000, and longer-term available-for-sale securities not subject to pledge agreements of $87,520,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 95.6% of total deposits at March 31, 2003, while time deposits of $100,000 and over and other time deposits comprised only 2.0% and 2.4%, respectively.

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

Forward Looking Statements

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words "expect" or "could" or "should" or "would" or "believe". The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

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

      If interest rates decline and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because 40% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

      Conversely, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its money market type deposit accounts as quickly or in the same amount as market increases in the overnight federal funds rate, the prime lending rate, and other short-term market rates, the magnitude of the negative impact will decline. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

      It is believed that the Corporation's exposure to interest rate risk has not changed materially since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      The Company's Chief Executive Officer, J. William Johnson, and Chief Financial Officer, Mark D. Curtis, have reviewed the Corporation's disclosure controls and procedures within 90 days prior to the filing of this report on Form 10-Q. Based upon this review, these officers believe that the Corporation's disclosure controls and procedures are effective in ensuring that material information related to the Corporation is made known to them by others within the Corporation.

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

Item 5. Other Information

      Stock Repurchase Program And Market Liquidity

      Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended March 31, 2003 as reported by Nasdaq was 1,068,413 shares, with an average daily volume of 4,223 shares. During this same twelve month period, the Corporation purchased 147,794 shares under its share repurchase program, 122,400 of which were purchased in market transactions. These market purchases represent approximately 11.5% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

      For a further discussion of the Corporation's share repurchase program, including its impact on earnings per share, please see the "Capital" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Exhibits and Reports on Form 8-K

      a) The following exhibit is submitted herewith.

Exhibit No.     Name
-----------     ----
99.1            Additional Exhibit - Certification by Chief Executive Officer
                   and Chief Financial Officer

      b) Reports on Form 8-K

      On April 24, 2003, the Corporation filed a Form 8-K to report that it had:
(1) issued a press release disclosing material non-public information regarding the Corporation's financial condition and results of operations as of and for the quarterly period ended March 31, 2003 and announcing an additional share repurchase plan; and (2) mailed a quarterly report to shareholders disclosing substantially similar nonpublic information regarding the Corporation's financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

                                   SIGNATURES

      Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

                                    THE FIRST OF LONG ISLAND CORPORATION
                                    (Registrant)


Date: May 6, 2003                   By /s/ J. WILLIAM JOHNSON
                                    --------------------------------------------
                                    J. WILLIAM JOHNSON, CHAIRMAN AND
                                    CHIEF EXECUTIVE OFFICER
                                    (principal executive officer)


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

Date: May 6, 2003


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

Date: May 6, 2003


By /s/ MARK D. CURTIS
--------------------------------------------
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

                                  EXHIBIT INDEX

                                                                  EXHIBIT BEGINS
                                                                  ON SEQUENTIAL
EXHIBIT    DESCRIPTION                                                PAGE NO.
-------    -----------                                                --------
99.1       Certification by Chief Executive Officer and
              Chief Financial Officer                                    22