Form 10-Q
period 2003-06-30
FIRST OF LONG ISLAND CORP
filed 2003-08-13
CIK 740663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                              OUTSTANDING AT AUGUST 4, 2003
-----                                              -----------------------------
Common stock, par value                                       4,078,392
    $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                  JUNE 30, 2003
                                      INDEX

PART I.        FINANCIAL INFORMATION                                    PAGE NO.
                                                                        --------

Item 1.        Financial Statements

               Consolidated Balance Sheets
               June 30, 2003 And December 31, 2002                          1

               Consolidated Statements Of Income
               Six and Three Months Ended June 30, 2003 And 2002            2

               Consolidated Statements Of Changes In
               Stockholders' Equity
               Six Months Ended June 30, 2003 And 2002                      3

               Consolidated Statements Of Cash Flows
               Six Months Ended June 30, 2003 And 2002                      4

               Notes To Consolidated Financial Statements                   5

Item 2.        Management's Discussion And Analysis Of
               Financial Condition And Results Of Operations                8

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                                 17

Item 4.        Controls and Procedures                                     17

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                           19

Item 4.        Submission of Matters To A Vote of Security Holders         19

Item 5.        Other Information                                           19

Item 6.        Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                                 21

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                          June 30,          December 31,
                                                                            2003                2002
                                                                        -------------       -------------
Assets:
   Cash and due from banks .......................................      $  32,566,000       $  33,229,000
   Federal funds sold ............................................         59,000,000          34,000,000
                                                                        -------------       -------------
     Cash and cash equivalents ...................................         91,566,000          67,229,000
                                                                        -------------       -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $272,313,000 and $282,438,000) .............        264,889,000         273,102,000
          Available-for-sale, at fair value (amortized cost
             of $190,583,000 and $173,794,000) ...................        198,514,000         180,406,000
                                                                        -------------       -------------
                                                                          463,403,000         453,508,000
                                                                        -------------       -------------
   Loans:
          Commercial and industrial ..............................         41,530,000          37,329,000
          Secured by real estate .................................        228,200,000         217,730,000
          Consumer ...............................................          5,746,000           6,414,000
          Other ..................................................            528,000             628,000
                                                                        -------------       -------------
                                                                          276,004,000         262,101,000
          Unearned income ........................................           (893,000)           (993,000)
                                                                        -------------       -------------
                                                                          275,111,000         261,108,000
          Allowance for loan losses ..............................         (2,222,000)         (2,085,000)
                                                                        -------------       -------------
                                                                          272,889,000         259,023,000
                                                                        -------------       -------------

   Bank premises and equipment, net ..............................          6,908,000           6,398,000
   Prepaid income taxes ..........................................            215,000                  --
   Other assets ..................................................          6,175,000           6,184,000
                                                                        -------------       -------------
                                                                        $ 841,156,000       $ 792,342,000
                                                                        =============       =============
Liabilities:
   Deposits:
          Checking ...............................................      $ 278,013,000       $ 256,444,000
          Savings and money market ...............................        432,849,000         412,815,000
          Time, other ............................................         17,524,000          17,359,000
          Time, $100,000 and over ................................         19,481,000          13,107,000
                                                                        -------------       -------------
                                                                          747,867,000         699,725,000
   Accrued expenses and other liabilities ........................          3,770,000           4,492,000
   Current income taxes payable ..................................                 --             289,000
   Deferred income taxes payable .................................          2,813,000           2,394,000
                                                                        -------------       -------------
                                                                          754,450,000         706,900,000
                                                                        -------------       -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 4,074,571 and 4,161,173 shares ....            407,000             416,000
   Surplus .......................................................            965,000             724,000
   Retained earnings .............................................         80,572,000          80,354,000
                                                                        -------------       -------------
                                                                           81,944,000          81,494,000
   Accumulated other comprehensive income net of tax .............          4,762,000           3,948,000
                                                                        -------------       -------------
                                                                           86,706,000          85,442,000
                                                                        -------------       -------------
                                                                        $ 841,156,000       $ 792,342,000
                                                                        =============       =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                       Six Months Ended June 30,        Three Months Ended June 30,
                                                                      ----------------------------      ---------------------------
                                                                          2003            2002             2003            2002
                                                                      -----------     ------------      ----------     -----------
Interest income:
    Loans .......................................................     $ 9,017,000     $  8,209,000      $4,214,000     $ 4,232,000
    Investment securities:
        Taxable .................................................       5,818,000        6,677,000       2,720,000       3,455,000
        Nontaxable ..............................................       3,047,000        2,895,000       1,543,000       1,457,000
    Federal funds sold ..........................................         310,000          361,000         190,000         194,000
                                                                      -----------     ------------      ----------     -----------
                                                                       18,192,000       18,142,000       8,667,000       9,338,000
                                                                      -----------     ------------      ----------     -----------
Interest expense:
    Savings and money market deposits ...........................       1,788,000        2,122,000         849,000       1,094,000
    Time deposits ...............................................         231,000          350,000         117,000         160,000
                                                                      -----------     ------------      ----------     -----------
                                                                        2,019,000        2,472,000         966,000       1,254,000
                                                                      -----------     ------------      ----------     -----------
        Net interest income .....................................      16,173,000       15,670,000       7,701,000       8,084,000
Provision for loan losses .......................................         150,000          150,000          75,000          50,000
                                                                      -----------     ------------      ----------     -----------
Net interest income after provision for loan losses .............      16,023,000       15,520,000       7,626,000       8,034,000
                                                                      -----------     ------------      ----------     -----------

Noninterest income:
    Investment Management Division income .......................         618,000          566,000         298,000         282,000
    Service charges on deposit accounts .........................       1,795,000        1,905,000         906,000       1,010,000
    Net gains (losses) on sales of available-for-sale
      securities ................................................         233,000          (12,000)        110,000         (12,000)
    Other .......................................................         356,000          349,000         203,000         199,000
                                                                      -----------     ------------      ----------     -----------
                                                                        3,002,000        2,808,000       1,517,000       1,479,000
                                                                      -----------     ------------      ----------     -----------
Noninterest expense:
    Salaries ....................................................       5,128,000        4,852,000       2,616,000       2,459,000
    Employee benefits ...........................................       2,362,000        2,173,000       1,169,000       1,121,000
    Occupancy and equipment expense .............................       1,628,000        1,500,000         794,000         756,000
    Other operating expenses ....................................       2,439,000        2,223,000       1,293,000       1,111,000
                                                                      -----------     ------------      ----------     -----------
                                                                       11,557,000       10,748,000       5,872,000       5,447,000
                                                                      -----------     ------------      ----------     -----------

        Income before income taxes ..............................       7,468,000        7,580,000       3,271,000       4,066,000
Income tax expense ..............................................       1,865,000        1,965,000         761,000       1,099,000
                                                                      -----------     ------------      ----------     -----------
        Net income ..............................................     $ 5,603,000     $  5,615,000      $2,510,000     $ 2,967,000
                                                                      ===========     ============      ==========     ===========

Weighted average:
    Common shares ...............................................       4,092,547        4,184,331       4,068,770       4,182,222
    Dilutive stock options ......................................          81,035           47,856          78,927          47,805
                                                                      -----------     ------------      ----------     -----------
                                                                        4,173,582        4,232,187       4,147,697       4,230,027
                                                                      ===========     ============      ==========     ===========

Earnings per share:
    Basic .......................................................     $      1.37     $       1.34      $      .62     $       .71
                                                                      ===========     ============      ==========     ===========
    Diluted .....................................................     $      1.34     $       1.32      $      .60     $       .70
                                                                      ===========     ============      ==========     ===========

See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                                      ----------------------------------------------------------------------------------------------
                                                                    Six Months Ended June 30, 2003
                                      ----------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                            Common Stock                        Compre-                     Compre-
                                      -----------------------                   hensive      Retained       hensive
                                       Shares       Amount        Surplus       Income       Earnings       Income         Total
                                      ---------   -----------   -----------   -----------  ------------   ------------ ------------
Balance, January 1, 2003 ..........   4,161,173   $   416,000   $   724,000                $ 80,354,000   $ 3,948,000  $ 85,442,000
  Net Income ......................                                           $ 5,603,000     5,603,000                   5,603,000
  Repurchase and retirement
    of common stock ...............    (122,085)      (12,000)   (4,352,000)                                             (4,364,000)
  Exercise of stock options .......      35,483         3,000       536,000                                                 539,000
  Tax benefit of stock options ....                                  57,000                                                  57,000
  Cash dividends declared -
    $.34 per share ................                                                          (1,385,000)                 (1,385,000)
  Unrealized gains on available-
    for-sale-securities, net of
      income taxes ................                                               814,000                     814,000       814,000
  Transfer from retained
    earnings to surplus ...........                               4,000,000                  (4,000,000)                         --
                                                                              -----------
  Comprehensive income ............                                           $ 6,417,000
                                      ---------   -----------   -----------   ===========  ------------   -----------  ------------
Balance, June 30, 2003 ............   4,074,571   $   407,000   $   965,000                $ 80,572,000   $ 4,762,000  $ 86,706,000
                                      =========   ===========   ===========                ============   ===========  ============

                                      ----------------------------------------------------------------------------------------------
                                                                    Six Months Ended June 30, 2002
                                      ----------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                            Common Stock                        Compre-                     Compre-
                                      -----------------------                   hensive      Retained       hensive
                                       Shares       Amount        Surplus       Income       Earnings       Income         Total
                                      ---------   -----------   -----------   -----------  ------------   ------------ ------------
Balance, January 1, 2002 ..........   2,792,902   $   279,000   $   955,000                $ 72,550,000   $   962,000  $ 74,746,000
  Net Income ......................                                           $ 5,615,000     5,615,000                   5,615,000
  Repurchase and retirement
    of common stock ...............     (18,223)       (2,000)     (723,000)                                               (725,000)
  Exercise of stock options .......       9,064         1,000       136,000                                                 137,000
  Tax benefit of stock options ....                                  12,000                                                  12,000
  Cash dividends declared -
    $.29 per share ................                                                          (1,197,000)                 (1,197,000)
  3-for-2 stock split .............   1,391,870       139,000                                  (139,000)                         --
  Unrealized gains on available-
    for-sale-securities, net of
      income taxes ................                                             2,082,000                   2,082,000     2,082,000
                                                                              -----------
  Comprehensive income ............                                           $ 7,697,000
                                      ---------   -----------   -----------   ===========  ------------   -----------  ------------
Balance, June 30, 2002 ............   4,175,613   $   417,000   $   380,000                $ 76,829,000   $ 3,044,000  $ 80,670,000
                                      =========   ===========   ===========                ============   ===========  ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended June 30,
                                                                              ------------------------------
                                                                                  2003              2002
                                                                              ------------      ------------
Cash Flows From Operating Activities:
  Net income ............................................................     $  5,603,000      $  5,615,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses ...........................................          150,000           150,000
    Deferred income tax credit ..........................................          (86,000)          (12,000)
    Depreciation and amortization .......................................          635,000           639,000
    Premium amortization on investment securities, net ..................        2,352,000         1,274,000
    Losses (gains) on sales of available-for-sale securities ............         (233,000)           12,000
    Decrease (increase) in prepaid income taxes .........................         (215,000)            1,000
    Decrease (increase) in other assets .................................            9,000          (183,000)
    Decrease in accrued expenses and other liabilities ..................         (693,000)         (298,000)
    Increase (decrease) in income taxes payable .........................         (232,000)          237,000
                                                                              ------------      ------------
      Net cash provided by operating activities .........................        7,290,000         7,435,000
                                                                              ------------      ------------

Cash Flows From Investing Activities:
  Proceeds from sales of available-for-sale securities ..................          237,000           687,000
  Proceeds from maturities and redemptions of investment securities:
    Held-to-maturity ....................................................       50,295,000        71,196,000
    Available-for-sale ..................................................       35,006,000         4,431,000
  Purchase of investment securities:
    Held-to-maturity ....................................................      (43,946,000)      (49,657,000)
    Available-for-sale ..................................................      (52,287,000)      (43,522,000)
  Net increase in loans to customers ....................................      (14,015,000)      (19,576,000)
  Purchases of bank premises and equipment ..............................       (1,145,000)         (178,000)
  Proceeds from sale of equipment .......................................               --             3,000
                                                                              ------------      ------------
      Net cash used in investing activities .............................      (25,855,000)      (36,616,000)
                                                                              ------------      ------------

Cash Flows From Financing Activities:
  Net increase in total deposits ........................................       48,142,000        68,498,000
  Proceeds from exercise of stock options ...............................          539,000           137,000
  Repurchase and retirement of common stock .............................       (4,364,000)         (725,000)
  Cash dividends paid ...................................................       (1,415,000)       (1,200,000)
                                                                              ------------      ------------
      Net cash provided by financing activities .........................       42,902,000        66,710,000
                                                                              ------------      ------------
Net increase in cash and cash equivalents ...............................       24,337,000        37,529,000
Cash and cash equivalents, beginning of year ............................       67,229,000        55,209,000
                                                                              ------------      ------------
Cash and cash equivalents, end of period ................................     $ 91,566,000      $ 92,738,000
                                                                              ============      ============

Supplemental Schedule of Noncash:

Investing Activities
  Unrealized gains on available-for-sale securities .....................     $  1,319,000      $  3,478,000
  Writeoff of premises and equipment against reserve ....................               --            60,000

Financing Activities
  Cash dividends payable ................................................        1,385,000         1,197,000
  Tax benefit from exercise of employee stock options ...................           57,000            12,000

The Corporation made interest payments of $2,036,000 and $2,497,000 and income tax payments of $2,398,000 and $1,738,000 during the first six months of 2003 and 2002, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                  JUNE 30, 2003
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The accounting and reporting policies of the Corporation reflect banking industry practice and conform to generally accepted accounting principles in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements include the accounts of The First of Long Island Corporation (the "Corporation") and its wholly-owned subsidiary, The First National Bank of Long Island (the "Bank") (collectively referred to as the "Corporation"). The Corporation's financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

      The consolidated financial information included herein as of and for the periods ended June 30, 2003 and 2002 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2002 consolidated balance sheet was derived from the Corporation's December 31, 2002 audited consolidated financial statements.

2. STOCK-BASED COMPENSATION

      At June 30, 2003, the Corporation had two stock option and appreciation rights plans. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. If there were any stock appreciation rights outstanding, compensation costs would be recorded periodically based on the quoted market price of the Corporation's stock at the end of the period.

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

                                                           Six Months Ended
                                                       ------------------------
                                                        6/30/03        6/30/02
                                                       ---------      ---------
                                                            (in thousands)
Net income, as reported ..........................     $   5,603      $   5,615
Deduct: Total cost of stock-based employee
  compensation expense determined under
    fair value based method for all awards,
      net of related tax effects .................          (160)          (108)
                                                       ---------      ---------
Pro forma net income .............................     $   5,443      $   5,507
                                                       =========      =========

Earnings per share:
  Basic - as reported ............................     $    1.37      $    1.34
  Basic - pro forma ..............................     $    1.33      $    1.32
  Diluted - as reported ..........................     $    1.34      $    1.32
  Diluted - pro forma ............................     $    1.31      $    1.30

3. NEW ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Corporation adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and, for guarantees issued or modified after December 31, 2002, adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not impact the Corporation's financial condition or results of operations at or for the six months ended June 30, 2003.

      While certain guarantees are only subject to the disclosure provisions of this Interpretation, others are subject to both the disclosure and initial recognition and measurement provisions. For guarantees that fall within the scope of the initial recognition and measurement provisions, FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under the previous accounting rules, the Bank did not record a liability when guaranteeing obligations unless it became probable that the Bank would have to perform under the guarantee.

      The Bank issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At June 30, 2003, the Bank was contingently liable on financial and performance standby letters of credit totaling $2,580,000 and $86,000, respectively, $1,993,000 of which were originated in the first six months of this year. The Bank's commitments under standby letters of credit expire at various dates through June 2004; however, some are effectively automatically renewable. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at June 30, 2003 varied from 0% to 100%, and on a weighted average basis was 81%. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held if any and/or enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

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

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Corporation's current business operations, management expects that the provisions of SFAS No. 149 will not materially impact the Corporation's financial condition, results of operations, or disclosures.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on the Corporation's current business operations, management expects that the provisions of SFAS No. 150 will not impact the Corporation's financial condition, results of operations, or disclosures.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation's financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island (the "Bank"). The Corporation's primary service area has historically been Nassau and Suffolk Counties, Long Island. However, the Bank opened three new commercial banking branches in Manhattan in the most recent quarter.

Overview

      The Corporation earned $1.34 per share for the first half of 2003 as compared to $1.32 for the same period last year. Based on net income of 5,603,000, the Corporation returned 1.40% on average total assets ("ROA") and 13.26% on average total equity ("ROE"). This compares to returns on assets and equity of 1.58% and 14.65%, respectively, for the first half of last year. Total assets and deposits each grew by approximately 11% when comparing balances at June 30, 2003 to those at June 30, 2002, and total capital before unrealized gains and losses on available-for-sale securities grew by approximately 6%. The Corporation's capital ratios continue to substantially exceed the current regulatory criteria for a well-capitalized bank.

      The most significant items positively affecting earnings for the six months were a 14% increase in average checking balances and an unusually large commercial mortgage prepayment fee received in the first quarter; the prepayment fee, the recurrence of which is unlikely, is equivalent to approximately 8 cents per share. In addition, the fee added .09% to ROA and .80% to ROE for the six months ended June 30, 2003. Other important factors also favorably impacting earnings were gains on sales of equity securities and continued growth in money market type savings balances and residential mortgages.

      Overwhelmingly, the most negative influence on earnings is the effects of the severe decline in interest rates. On a sequential quarter-to-quarter basis, after a modest uptick in the first quarter, net interest margin continued to decrease. As we have cautioned in the past, sustained lower interest rates should exacerbate the decline in our net interest margin and further negatively impact our income. Also adversely affecting earnings, especially in the second quarter, were expenses of our growth strategies, particularly the opening of our three New York City branches.

Net Interest Income

      Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                      Six Months Ended June 30,
                                          -------------------------------------------------------------------------------
                                                           2003                                      2002
                                          -------------------------------------     -------------------------------------
                                           Average                      Average      Average                      Average
                                           Balance       Interest         Rate       Balance       Interest         Rate
                                          ---------      --------       -------     ---------      --------       -------
                                                                       (dollars in thousands)
Assets
Federal funds sold ..................     $  52,725      $    310         1.19%     $  42,601      $    361         1.71%
Investment Securities:
  Taxable ...........................       292,519         5,818         4.01        273,973         6,677         4.91
  Nontaxable (1) ....................       149,999         4,617         6.16        125,626         4,386         6.98
Loans (1)(2) ........................       266,223         9,023         6.83        234,256         8,218         7.07
                                          ---------      --------         ----      ---------      --------         ----
Total interest-earning assets .......       761,466        19,768         5.22        676,456        19,642         5.84
                                                         --------         ----                     --------         ----
Allowance for loan losses ...........        (2,136)                                   (2,085)
                                          ---------                                 ---------
Net interest-earning assets .........       759,330                                   674,371
Cash and due from banks .............        33,341                                    30,670
Premises and equipment, net .........         6,394                                     6,866
Other assets ........................         5,413                                     5,924
                                          ---------                                 ---------
                                          $ 804,478                                 $ 717,831
                                          =========                                 =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ...     $ 418,414         1,788         0.86      $ 371,447         2,122         1.15
Time deposits .......................        33,220           231         1.40         34,891           350         2.02
                                          ---------      --------         ----      ---------      --------         ----
Total interest-bearing deposits .....       451,634         2,019         0.90        406,338         2,472         1.23
                                          ---------      --------         ----      ---------      --------         ----
Checking deposits (3) ...............       261,838                                   230,575
Other liabilities ...................         5,788                                     3,623
                                          ---------                                 ---------
                                            719,260                                   640,536
Stockholders' equity ................        85,218                                    77,295
                                          ---------                                 ---------
                                          $ 804,478                                 $ 717,831
                                          =========                                 =========

Net interest income (1) .............                    $ 17,749                                  $ 17,170
                                                         ========                                  ========
Net interest spread (1) .............                                     4.32%                                     4.61%
                                                                          ====                                      ====
Net interest margin (1) .............                                     4.70%                                     5.12%
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

      As can be seen from the above table, net interest margin declined by .42% when comparing the first half of 2003 to the same period last year. This decline in net interest margin, when applied to average total interest-earning assets of approximately $761 million for the first half of 2003, negatively impacted net interest income by approximately $1.6 million. Also shown in the table is a decline in net interest spread of .29% resulting from a decrease in the yield on interest-earning assets of .62% accompanied by a less than offsetting decrease in the cost of total interest-bearing deposits of .33%.

      It should be noted that during the first quarter of 2003 the Bank collected a $564,000 prepayment fee on one commercial mortgage. This fee, the recurrence of which is unlikely, is included in interest income on loans. The fee added .15% to net interest margin for the first half of 2003, .13% to net interest spread, and .43% to loan yield.

      The fundamental reason for the decreases in net interest margin and spread was the very low interest rate environment. Proceeds from the maturity, amortization, and prepayment of assets, primarily securities and loans, were reinvested at lower rates and variable rate loans adjusted to lower rates. To the extent that such assets were funded by noninterest-bearing checking deposits and capital, there was no offsetting cost reduction. To the extent that such assets were funded by interest-bearing deposits, there was a reduction in the cost of such deposits but such reduction was not totally offsetting.

      Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

                                              Six Months Ended June 30,
                                     -------------------------------------------
                                                  2003 Versus 2002
                                       Increase (decrease) due to changes in:
                                     -------------------------------------------
                                                               Rate/        Net
                                      Volume        Rate     Volume (2)   Change
                                     -------      -------    ----------   ------
                                                    (in thousands)

Interest Income:
Federal funds sold .............     $    86      $  (111)     $ (26)     $ (51)
Investment securities:
  Taxable ......................         452       (1,228)       (83)      (859)
  Nontaxable (1) ...............         851         (519)      (101)       231
Loans (1) ......................       1,121         (278)       (38)       805
                                     -------      -------      -----      -----
Total interest income ..........       2,510       (2,136)      (248)       126
                                     -------      -------      -----      -----

Interest Expense:
Savings and money
  market deposits ..............         268         (535)       (67)      (334)
Time deposits ..................         (17)        (107)         5       (119)
                                     -------      -------      -----      -----
Total interest expense .........         251         (642)       (62)      (453)
                                     -------      -------      -----      -----
Increase (decrease) in net
  interest income ..............     $ 2,259      $(1,494)     $(186)     $ 579
                                     =======      =======      =====      =====

(1)   Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

      Net interest income on a tax-equivalent basis increased by $579,000, or 3.4%, from $17,170,000 for the first half of 2002 to $17,749,000 for the first half of this year. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $2,259,000 and a negative rate variance of $1,494,000. It should be noted that without the large commercial mortgage prepayment fee previously discussed, net interest income on a tax-equivalent basis would have been virtually flat when comparing the six month periods and the negative rate variance for loans would have been $564,000 higher.

      Volume Variance. The positive volume variance was largely caused by substantial growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first half of 2003 to the same period last year, average checking deposits increased by $31,263,000, or approximately 14%. Funding interest-earning asset growth with growth in checking deposits has a greater impact on net interest income than funding such growth with interest-bearing deposits because checking deposits, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation's key strategies for increasing earnings per share.

      Also making a contribution to the positive volume variance was growth in savings and money market type deposit balances and the use of such funds to purchase investment securities and originate loans. When comparing the first half of 2003 to the same period last year, average savings and money market deposit balances increased by $46,967,000, or almost 13%. Although the largest components of this increase were growth in "Select Savings", a statement savings account that earns a higher money market rate, and nonpersonal money market accounts, the Bank also experienced nice growth in traditional savings, IOLA (interest on lawyer) accounts, and escrow service accounts.

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

      Rate Variance. Interest rates began to decline in early 2001. By the end of the year, short-term interest-rates had fallen significantly as evidenced by a reduction in both the federal funds target rate and the Bank's prime lending rate of 4.75%. During 2002, there were no further reductions in short-term rates until November when both the federal funds target rate and the Bank's prime lending rate declined by an additional .50%. Rates on intermediate and longer-term securities and loans also declined during 2001 and 2002, but by contrast to short-term rates, the magnitude of the decline was far more significant in 2002. In addition, the largest portion of the decrease occurred in the latter half of the year. During the first half of 2003, longer-term rates continued to erode. In addition, in late June 2003, the federal funds target rate and the Bank's prime lending rate were reduced further, by an additional ..25%. Although both short and long-term rates are now at extremely low levels, they could still decline even further.

      As a result of the sharp decrease in interest rates, net interest margin trended downward during the latter half of 2002 as interest-earning assets repriced at lower yields and proceeds from the maturity, amortization and prepayment of such assets were reinvested at lower yields without an equal and offsetting reduction in the cost of funds. Excluding the effect of the large prepayment fee, there was a modest uptick in net interest margin for the first quarter of 2003 followed by a continuation of the downward trend for the second quarter. It should be noted that a portion of the decline in the Bank's net interest margin was caused by an acceleration of prepayments on mortgage securities and the resulting need to amortize premiums on these securities faster.

      If available yields remain at relatively low levels or decrease even further, and assets continue to reprice and be reinvested at lower yields without an offsetting reduction in the cost of funds, the Bank's net interest margin will continue downward which trend could become more severe. In addition, the rate variance as depicted in the preceding table should become more negative. This obviously exerts a great deal of pressure on earnings.

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

Asset Quality

      The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at June 30, 2003 and December 31, 2002 are as follows:

                                                        June 30,  December 31,
                                                          2003        2002
                                                        --------  ------------
                                                       (dollars in thousands)
Nonaccruing loans ....................................    $ 97       $  --
Foreclosed real estate ...............................      --          --
                                                          ----       -----
  Total nonperforming assets .........................      97          --
Troubled debt restructurings .........................       7          --
Loans past due 90 days or more as to
  principal or interest payments and still accruing ..      19           2
                                                          ----       -----
  Total risk elements ................................    $123       $   2
                                                          ====       =====

Nonaccruing loans as a percentage of total loans .....     .04%        .00%
                                                          ====       =====
Nonperforming assets as a percentage of total loans
  and foreclosed real estate .........................     .04%        .00%
                                                          ====       =====
Risk elements as a percentage of total loans and
  foreclosed real estate .............................     .04%        .00%
                                                          ====       =====

Allowance and Provision For Loan Losses

      The allowance for loan losses grew by $137,000 during the first half of 2003, amounting to $2,222,000 at June 30, 2003 as compared to $2,085,000 at
December 31, 2002. The allowance represented approximately .8% of total loans at both dates. During the first six months of 2003, the Bank had loan chargeoffs and recoveries of $27,000 and $14,000, respectively, and recorded a $150,000 provision for loan losses.

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

      The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent approximately 83% of the Bank's total loans outstanding at June 30, 2003. The majority of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies for residential mortgages are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

      Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of available-for-sale securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. When comparing the first six months of 2003 to the same period last year, noninterest income increased by $194,000, or 6.9%. The increase is primarily comprised of gains on sales of available-for-sale equity securities of $233,000 during the first half of 2003 as partially offset by a $110,000 decrease in service charges on deposit accounts. The decrease in service charges is believed to be partially attributable to the fact that in a low interest rate environment customers tend to keep higher balances and thereby incur lower service charges.

      Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $809,000, or 7.5%, from $10,748,000 for the first half of 2002 to 11,557,000 for the same period this year. The increase is comprised of an increase in salaries of $276,000, an increase in employee benefits expense of $189,000, an increase in occupancy and equipment expense of $128,000, and an increase in other operating expenses of $216,000.

      The increase in salaries is primarily attributable to normal annual salary increases. The increase in employee benefit expense is largely attributable to increases in retirement plan expense and the cost of group health insurance. The increase in occupancy and equipment expense was principally caused by increases in rent expense and maintenance costs. The largest component of the increase in other operating expenses is an increase in general insurance expense due primarily to conditions in the insurance marketplace and increased levels of liability coverage. In addition, a portion of the increase in each category of expense resulted from the Bank's three new commercial banking branches in Manhattan.

      Income tax expense as a percentage of book income ("effective tax rate") was 25.0% for the first half of 2003 as compared to 25.9% for the same period last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the Bank's effective tax rate is largely attributable to the fact that income on tax-exempt securities became a larger component of the Bank's gross income.

Results of Operations - Three Months Ended June 30, 2003 Versus June 30, 2002

      Net income for the second quarter of 2003 was $2,510,000, or $.60 per share, as compared to $2,967,000, or $.70 per share, earned for the same quarter last year. The decrease in net income is largely comprised of a decrease in net interest income of $383,000 and an increase in noninterest expense of $425,000.

      Despite very good growth in checking balances and money market type savings balances, net interest income declined because of the decrease in interest rates and the resulting negative impact on net interest margin. Net interest income was more adversely affected by low interest rates in the second quarter of 2003 than the first. First quarter 2003 net interest margin was significantly helped by the large commercial mortgage prepayment fee previously discussed and the .50% reduction in the federal funds rate in December 2002. The rate cut produced a short-term benefit because the Bank has more liabilities than assets subject to immediate repricing with changes in short-term interest rates.

      The increase in noninterest expense is largely comprised of increases in salaries and other operating expenses. The increase in salaries is primarily attributable to normal annual salary increases. The largest components of the increase in other operating expenses are increases in general insurance expense and marketing expense. The reasons for the increase in general insurance expense are the same as those discussed with respect to the six month periods. A portion of the increase in both salaries and other operating expenses resulted from the Bank's three new commercial banking branches in Manhattan.

Capital

      The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 27.85%, 27.11% and 10.06%, respectively, at June 30, 2003 substantially exceed the requirements for a well-capitalized bank.

      Total stockholders' equity increased by $1,264,000, or from $85,442,000 at December 31, 2002 to $86,706,000 at June 30, 2003. Net income for the first half of 2003 was the largest contributor to the growth in stockholders' equity. However, amounts expended for share repurchases largely offset the contribution made by net income.

      Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. During the first half of 2003, the Corporation purchased 122,085 shares under plans approved by the Board of Directors in 2002 and during the first quarter of 2003. Including a 50,000 share plan approved in April 2003, the Corporation is authorized to purchase 60,957 shares.

      The stock repurchase program has been used by management to enhance earnings per share. When comparing the first six months of 2003 to the same period last year, earnings per share are up 2 cents. Without the impact of the shares purchased in 2002 and thus far this year, earnings would have been flat. On a full-year basis, these repurchases should add approximately 6 cents to earnings per share.

      Market Liquidity. Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended June 30, 2003 as reported by Nasdaq was 1,273,584 shares, with an average daily volume of 5,054 shares. During this same twelve month period, the Corporation purchased 147,598 shares under its share repurchase program, 123,900 of which were purchased in market transactions. These market purchases represent approximately 9.7% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company reduces or discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

      Russell 3000(R) and 2000(R) Indices. Frank Russell Company ("Russell") currently maintains 21 U.S. common stock indices. The indices are reconstituted each July 1st using objective criteria, primarily market capitalization, and do not reflect subjective opinions. All indices are subsets of the Russell 3000(R) Index which represents most of the investable U. S. equity market.

      The broad market Russell 3000(R) Index includes the largest 3,000 companies in terms of market capitalization and the small cap Russell 2000(R) Index is comprised of the smallest 2,000 companies in the Russell 3000(R) Index. The Corporation's capitalization, as computed by Russell, would place it at the low end of the range for both the Russell 3000(R) and 2000(R) Indices.

      Effective July 1, 2002, and for the first time in its history, the Corporation's common stock was included in the Russell 3000(R) and 2000(R) Indices. At the July 1, 2003 reconstitution date, the Corporation's common stock was once again included in the Russell Indices. The Corporation believes that inclusion in the Russell Indices has positively impacted the price of its common stock and has increased the stock's trading volume and liquidity. Conversely, if the Corporation's market capitalization falls below the minimum necessary to be included in the Indices at any future reconstitution date, the Corporation believes that this could adversely affect the price, volume and liquidity of its common stock.

Cash Flows and Liquidity

      Cash Flows. During the first half of 2003, cash and cash equivalents increased by $24,337,000. This occurred primarily because the cash provided from maturities and pay downs of investment securities, checking growth, money market type deposit growth, and operations exceeded the cash used for loan and securities portfolio growth and share repurchases.

      Liquidity. The Corporation's primary sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of approximately two years; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and longer-term investment securities designated as available-for-sale. In addition, the Corporation has the ability to borrow on a secured and/or an unsecured basis to meet liquidity needs.

      At June 30, 2003, the Corporation had $59,000,000 in federal funds sold, a short-term securities portfolio not subject to pledge agreements of $134,679,000, and longer-term available-for-sale securities not subject to pledge agreements of $122,138,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 95.1% of total deposits at June 30, 2003, while time deposits of $100,000 and over and other time deposits comprised only 2.6% and 2.3%, respectively.

      The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. In addition, the Bank has not historically relied on purchased or borrowed funds as sources of liquidity.

Legislation

      Commercial checking deposits currently account for approximately 28% of the Bank's total deposits. Congress is considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

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

      If interest rates decline and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because 41% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

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

      It is believed that the Corporation's interest rate risk profile has not changed materially since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      The Company's Chief Executive Officer, J. William Johnson, and Chief Financial Officer, Mark D. Curtis, have evaluated the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that these controls and procedures are effective in ensuring that material information related to the Corporation is made known to them by others within the Corporation.

(b) Changes in Internal Control Over Financial Reporting

      There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time the Corporation and the Bank may be involved in litigation that arises in the normal course of business. As of the date of this Form 10-Q, neither the Corporation nor the Bank is a party to any litigation that management believes could reasonably be expected to have a material adverse effect on the Corporation's or the Bank's financial position or results of operations for an annual period.

Item 4. Submission Of Matters To A Vote Of Security Holders

      The Annual Meeting of Stockholders of The First of Long Island Corporation (the "Corporation") held April 15, 2003 was called to elect five directors to serve for two-year terms and until their successors have been elected and qualified.

      For the election of directors, each share is entitled to as many votes as there are directors to be elected, and such votes may be cumulated and voted for one nominee or divided among as many different nominees as is desired. If authority to vote for any nominee or nominees is withheld on any proxy, the votes are spread among the remaining nominees. The following table lists the Class I directors elected at the annual meeting and, for each director elected, the number of votes cast for and the number of votes withheld. No other persons were nominated and no other persons received any votes.

--------------------------------------------------------------------------------
                                                           Number of Votes
                                                     ---------------------------
  Directors Elected At
     Annual Meeting                                   Cast For          Withheld
--------------------------------------------------------------------------------
Howard Thomas Hogan, Jr.                             3,188,654            7,383
J. Douglas Maxwell, Jr.                              3,189,329            6,708
John R. Miller III                                   3,193,433            2,604
Walter C. Teagle III                                 3,189,329            6,708
Michael N. Vittorio                                  3,180,143           15,894
--------------------------------------------------------------------------------

      The name of each Class II director whose term of office as a director continued after the annual meeting is as follows:

                                                                Term as Director
Name                                                                 Expires
----                                                            ----------------
Allen E Busching                                                      2004
Paul T. Canarick                                                      2004
Beverly Ann Gehlmeyer                                                 2004
J. William Johnson                                                    2004

Item 5. Other Information

      a) Stock Repurchase Program And Market Liquidity

      Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended June 30, 2003 as reported by Nasdaq was 1,273,854 shares, with an average daily volume of 5,054 shares. During this same twelve month period, the Corporation purchased 147,598 shares under its share repurchase program, 123,900 of which were purchased in market transactions. These market purchases represent approximately 9.7% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company reduces or discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

      For a further discussion of the Corporation's share repurchase program, including its impact on earnings per share, please see the "Capital" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

      b) Addition To Board of Directors

      In accordance with the Corporation's and the Bank's By-Laws, Alex L. Cover was elected to serve as a director of both entities effective June 17, 2003. He was also selected to be a member of the Corporation's and the Bank's Audit Committee. Mr. Cover will serve as a Class II director of the Corporation until the next annual meeting of stockholders.

      Mr. Cover is currently an independent business consultant providing strategic planning and financial management advisory services to his clients. Previously he spent twenty eight years with Ernst & Young, an international public accounting firm, where he retired as a partner. During his career with Ernst & Young, he served as partner in charge of services to financial institutions on Long Island and also coordinated management consulting engagements, including strategic planning, quality control, process improvement, ethics, and best business practices.

Item 6. Exhibits and Reports on Form 8-K

      a) The following exhibits are included herein.

Exhibit No.     Name
-----------     ----
    31          Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

    32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

      b) Reports on Form 8-K

      During the quarter ended June 30, 2003 (and thereafter to the date hereof) the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

      1) The Corporation filed a Form 8-K dated April 24, 2003 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition and results of operations as of and for the three month period ended March 31, 2003, (2) announced an additional stock repurchase plan and (3) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

      2) The Corporation filed a Form 8-K dated July 23, 2003 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition and results of operations as of and for the six and three month periods ended June 30, 2003, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

                                   SIGNATURES

      Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

                                        THE FIRST OF LONG ISLAND CORPORATION
                                        ----------------------------------------
                                        (Registrant)


Date: August 11, 2003                   By /s/ J. WILLIAM JOHNSON
                                        ----------------------------------------
                                        J. WILLIAM JOHNSON, CHAIRMAN AND
                                        CHIEF EXECUTIVE OFFICER
                                        (principal executive officer)


                                        By /s/ MARK D. CURTIS
                                        ----------------------------------------
                                        MARK D. CURTIS
                                        SENIOR VICE PRESIDENT AND TREASURER
                                        (principal financial and accounting
                                        officer)

                                  EXHIBIT INDEX

                                                                  EXHIBIT BEGINS
                                                                  ON SEQUENTIAL
EXHIBIT     DESCRIPTION                                              PAGE NO.
-------     -----------                                           --------------

  31        Certifications pursuant to Section 302 of the               23
            Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

  32        Certification pursuant to Section 906 of the                25
            Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)