Form 10-Q
period 2003-09-30
FIRST OF LONG ISLAND CORP
filed 2003-11-10
CIK 740663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                          OUTSTANDING AT NOVEMBER 3, 2003
-----                                          -------------------------------
Common stock, par value                                 4,082,462
   $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                               SEPTEMBER 30, 2003
                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets (Unaudited)
         September 30, 2003 And December 31, 2002                            1

         Consolidated Statements Of Income (Unaudited)
         Nine and Three Months Ended September 30,                           2
         2003 And 2002

         Consolidated Statements Of Changes In
         Stockholders' Equity (Unaudited)
         Nine Months Ended September 30, 2003 And 2002                       3

         Consolidated Statements Of Cash Flows (Unaudited)
         Nine Months Ended September 30, 2003 And 2002                       4

         Notes To Unaudited Consolidated Financial Statements                5

Item 2.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations                       7

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                        16

Item 4.  Controls and Procedures                                            17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  20

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   September 30,        December 31,
                                                                       2003                 2002
                                                                   -------------       -------------
Assets:
   Cash and due from banks ..................................      $  33,069,000       $  33,229,000
   Federal funds sold .......................................         39,500,000          34,000,000
                                                                   -------------       -------------
     Cash and cash equivalents ..............................         72,569,000          67,229,000
                                                                   -------------       -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $263,269,000 and $282,438,000) ........        257,562,000         273,102,000
          Available-for-sale, at fair value (amortized cost
             of $268,454,000 and $173,794,000) ..............        274,387,000         180,406,000
                                                                   -------------       -------------
                                                                     531,949,000         453,508,000
                                                                   -------------       -------------
   Loans:
          Commercial and industrial .........................         41,363,000          37,329,000
          Secured by real estate ............................        249,336,000         217,730,000
          Consumer ..........................................          5,895,000           6,414,000
          Other .............................................            602,000             628,000
                                                                   -------------       -------------
                                                                     297,196,000         262,101,000
          Unearned income ...................................           (866,000)           (993,000)
                                                                   -------------       -------------
                                                                     296,330,000         261,108,000
          Allowance for loan losses .........................         (2,399,000)         (2,085,000)
                                                                   -------------       -------------
                                                                     293,931,000         259,023,000
                                                                   -------------       -------------

   Bank premises and equipment, net .........................          6,813,000           6,398,000
   Other assets .............................................          8,241,000           6,184,000
                                                                   -------------       -------------
                                                                   $ 913,503,000       $ 792,342,000
                                                                   =============       =============
Liabilities:
   Deposits:
          Checking ..........................................      $ 292,079,000       $ 256,444,000
          Savings and money market ..........................        452,454,000         412,815,000
          Time, other .......................................         17,742,000          17,359,000
          Time, $100,000 and over ...........................         16,170,000          13,107,000
                                                                   -------------       -------------
                                                                     778,445,000         699,725,000
   Securities sold under repurchase agreements ..............         41,697,000                  --
   Accrued expenses and other liabilities ...................          2,831,000           4,492,000
   Current income taxes payable .............................            233,000             289,000
   Deferred income taxes payable ............................          1,926,000           2,394,000
                                                                   -------------       -------------
                                                                     825,132,000         706,900,000
                                                                   -------------       -------------
Commitments and Contingent Liabilities

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 4,082,462 and 4,161,173 shares            408,000             416,000
   Surplus ..................................................            946,000             724,000
   Retained earnings ........................................         83,455,000          80,354,000
                                                                   -------------       -------------
                                                                      84,809,000          81,494,000
   Accumulated other comprehensive income net of tax ........          3,562,000           3,948,000
                                                                   -------------       -------------
                                                                      88,371,000          85,442,000
                                                                   -------------       -------------
                                                                   $ 913,503,000       $ 792,342,000
                                                                   =============       =============

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Nine Months Ended September 30,    Three Months Ended September 30,
                                                                -------------------------------    --------------------------------
                                                                    2003               2002             2003                2002
                                                                ------------       ------------    ------------        ------------
Interest income:
    Loans ....................................................  $ 13,391,000       $ 12,438,000    $  4,374,000        $  4,229,000
    Investment securities:
        Taxable ..............................................     8,967,000         10,189,000       3,149,000           3,512,000
        Nontaxable ...........................................     4,637,000          4,336,000       1,590,000           1,441,000
    Federal funds sold .......................................       389,000            639,000          79,000             278,000
                                                                ------------       ------------    ------------        ------------
                                                                  27,384,000         27,602,000       9,192,000           9,460,000
                                                                ------------       ------------    ------------        ------------
Interest expense:
    Savings and money market deposits ........................     2,542,000          3,313,000         754,000           1,191,000
    Time deposits ............................................       340,000            506,000         109,000             156,000
    Securities sold under repurchase agreements ..............        43,000                 --          43,000                  --
                                                                ------------       ------------    ------------        ------------
                                                                   2,925,000          3,819,000         906,000           1,347,000
                                                                ------------       ------------    ------------        ------------
        Net interest income ..................................    24,459,000         23,783,000       8,286,000           8,113,000
Provision for loan losses (credit) ...........................       335,000             50,000         185,000            (100,000)
                                                                ------------       ------------    ------------        ------------
Net interest income after provision for loan losses (credit) .    24,124,000         23,733,000       8,101,000           8,213,000
                                                                ------------       ------------    ------------        ------------

Noninterest income:
    Investment Management Division income ....................       932,000            841,000         314,000             275,000
    Service charges on deposit accounts ......................     2,713,000          2,809,000         918,000             904,000
    Net gains (losses) on sales of available-for-sale
      securities .............................................       444,000            (12,000)        211,000                  --
    Other ....................................................       564,000            489,000         208,000             140,000
                                                                ------------       ------------    ------------        ------------
                                                                   4,653,000          4,127,000       1,651,000           1,319,000
                                                                ------------       ------------    ------------        ------------
Noninterest expense:
    Salaries .................................................     7,734,000          7,332,000       2,606,000           2,480,000
    Employee benefits ........................................     3,389,000          3,277,000       1,027,000           1,104,000
    Occupancy and equipment expense ..........................     2,503,000          2,250,000         875,000             750,000
    Other operating expenses .................................     3,830,000          3,315,000       1,391,000           1,092,000
                                                                ------------       ------------    ------------        ------------
                                                                  17,456,000         16,174,000       5,899,000           5,426,000
                                                                ------------       ------------    ------------        ------------

        Income before income taxes ...........................    11,321,000         11,686,000       3,853,000           4,106,000
Income tax expense ...........................................     2,834,000          3,077,000         969,000           1,112,000
                                                                ------------       ------------    ------------        ------------
        Net income ...........................................  $  8,487,000       $  8,609,000    $  2,884,000        $  2,994,000
                                                                ============       ============    ============        ============

Weighted average:
    Common shares ............................................     4,087,964          4,182,053       4,078,796           4,177,494
    Dilutive stock options ...................................        82,102             50,761          84,236              56,570
                                                                ------------       ------------    ------------        ------------
                                                                   4,170,066          4,232,814       4,163,032           4,234,064
                                                                ============       ============    ============        ============

Earnings per share:
    Basic ....................................................  $       2.08       $       2.06    $        .71        $        .72
                                                                ============       ============    ============        ============
    Diluted ..................................................  $       2.04       $       2.03    $        .70        $        .71
                                                                ============       ============    ============        ============

See notes to unaudited consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                      ---------------------------------------------------------------------------------------------
                                                                 Nine Months Ended September 30, 2003
                                      ---------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                                                                Compre-                     Compre-
                                           Common Stock                         hensive      Retained       hensive
                                        Shares       Amount      Surplus        Income*      Earnings        Income         Total
                                      ---------    ---------   -----------    -----------   -----------  -------------  -----------
Balance, January 1, 2003 .........    4,161,173    $ 416,000   $   724,000                  $80,354,000    $3,948,000   $85,442,000
 Net Income ......................                                            $ 8,487,000     8,487,000                   8,487,000
 Repurchase and retirement
   of common stock ...............     (131,808)     (13,000)   (4,758,000)                                              (4,771,000)
 Exercise of stock options .......       53,097        5,000       875,000                                                  880,000
 Tax benefit of stock options ....                                 105,000                                                  105,000
 Cash dividends declared -
   $.34 per share ................                                                           (1,386,000)                 (1,386,000)
 Unrealized losses on available-
   for-sale-securities, net of
     income taxes ................                                               (386,000)                   (386,000)     (386,000)
 Transfer from retained
   earnings to surplus ...........                               4,000,000                   (4,000,000)                         --
                                                                              -----------
 Comprehensive income ............                                            $ 8,101,000
                                      ---------    ---------   -----------    ===========   -----------    ----------   -----------
Balance, September 30, 2003 ......    4,082,462    $ 408,000   $   946,000                  $83,455,000    $3,562,000   $88,371,000
                                      =========    =========   ===========                  ===========    ==========   ===========

                                      ---------------------------------------------------------------------------------------------
                                                                 Nine Months Ended September 30, 2002
                                      ---------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                                                               Compre-                      Compre-
                                           Common Stock                        hensive        Retained      hensive
                                        Shares       Amount      Surplus       Income*        Earnings       Income         Total
                                      ---------    ---------   -----------    -----------   -----------  -------------  -----------
Balance, January 1, 2002 .........    2,792,902    $ 279,000   $   955,000                  $72,550,000    $  962,000   $74,746,000
 Net Income ......................                                            $ 8,609,000     8,609,000                   8,609,000
 Repurchase and retirement
   of common stock ...............      (24,103)      (2,000)     (925,000)                                                (927,000)
 Exercise of stock options .......       15,840        2,000       270,000                                                  272,000
 Tax benefit of stock options ....                                  46,000                                                   46,000
 Cash dividends declared -
   $.29 per share ................                                                           (1,197,000)                 (1,197,000)
 3-for-2 stock split .............    1,391,667      139,000                                   (139,000)                         --
 Cash in lieu of fractional shares
   on 3-for-2 stock split ........                                                               (8,000)                     (8,000)
 Unrealized gains on available-
   for-sale-securities, net of
     income taxes ................                                              3,565,000                   3,565,000     3,565,000
                                                                              -----------
 Comprehensive income ............                                            $12,174,000
                                      ---------    ---------   -----------    ===========   -----------    ----------   -----------
Balance, September 30, 2002 ......    4,176,306    $ 418,000   $   346,000                  $79,815,000    $4,527,000   $85,106,000
                                      =========    =========   ===========                  ===========    ==========   ===========

* Comprehensive income for the three months ended September 30, 2003 and 2002 was $1,684,000 and $4,477,000, respectively, and consists solely of net income and unrealized gains and losses on available-for-sale securities, net of income taxes.

See notes to unaudited consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended September 30,
                                                                          ---------------------------------
                                                                              2003                2002
                                                                          -------------       -------------
Cash Flows From Operating Activities:
  Net income .......................................................      $   8,487,000       $   8,609,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses .....................................            335,000              50,000
     Deferred income tax credit ....................................           (174,000)            (35,000)
     Depreciation and amortization .................................            965,000             959,000
     Premium amortization on investment securities, net ............          3,624,000           2,094,000
     Losses (gains) on sales of available-for-sale securities ......           (444,000)             12,000
     Decrease (increase) in prepaid income taxes ...................                 --               1,000
     Increase in other assets ......................................         (2,057,000)            (75,000)
     Increase (decrease) in accrued expenses and other liabilities .           (247,000)            361,000
     Increase in income taxes payable ..............................             49,000             318,000
                                                                          -------------       -------------
          Net cash provided by operating activities ................         10,538,000          12,294,000
                                                                          -------------       -------------

Cash Flows From Investing Activities:
  Proceeds from sales of available-for-sale securities .............         10,903,000             687,000
  Proceeds from maturities and redemptions of investment securities:
     Held-to-maturity ..............................................         81,838,000          90,797,000
     Available-for-sale ............................................         69,306,000           7,428,000
  Purchase of investment securities:
     Held-to-maturity ..............................................        (69,114,000)        (99,051,000)
     Available-for-sale ............................................       (175,233,000)        (43,522,000)
  Net increase in loans to customers ...............................        (35,243,000)        (20,314,000)
  Purchases of bank premises and equipment .........................         (1,380,000)           (308,000)
  Proceeds from sale of equipment ..................................                 --               3,000
                                                                          -------------       -------------
          Net cash used in investing activities ....................       (118,923,000)        (64,280,000)
                                                                          -------------       -------------

Cash Flows From Financing Activities:
  Net increase in total deposits ...................................         78,720,000          90,951,000
  Net increase in securities sold under repurchase agreements ......         41,697,000                  --
  Proceeds from exercise of stock options ..........................            880,000             272,000
  Repurchase and retirement of common stock ........................         (4,771,000)           (927,000)
  Cash dividends paid ..............................................         (2,801,000)         (2,397,000)
  Cash in lieu of fractional shares on 3-for-2 stock split .........                 --              (8,000)
                                                                          -------------       -------------
          Net cash provided by financing activities ................        113,725,000          87,891,000
                                                                          -------------       -------------
Net increase in cash and cash equivalents ..........................          5,340,000          35,905,000
Cash and cash equivalents, beginning of year .......................         67,229,000          55,209,000
                                                                          -------------       -------------
Cash and cash equivalents, end of period ...........................      $  72,569,000       $  91,114,000
                                                                          =============       =============

Supplemental Schedule of Noncash:
Investing Activities
  Unrealized gains (losses) on available-for-sale securities .......      $    (679,000)      $   5,960,000
  Writeoff of premises and equipment against reserve ...............                 --              60,000
Financing Activities
  Tax benefit from exercise of employee stock options ..............            105,000              46,000

The Corporation made interest payments of $2,924,000 and $3,846,000 and income tax payments of $2,961,000 and $2,792,000 during the first nine months of 2003 and 2002, respectively.

See notes to unaudited consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                               SEPTEMBER 30, 2003
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      The consolidated financial information included herein as of and for the periods ended September 30, 2003 and 2002 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2002 consolidated balance sheet was derived from the Corporation's December 31, 2002 audited consolidated financial statements.

2. STOCK-BASED COMPENSATION

      At September 30, 2003, the Corporation had two stock option and appreciation rights plans. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is recorded for stock options, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. If there were any stock appreciation rights outstanding, compensation costs would be recorded periodically based on the quoted market price of the Corporation's stock at the end of the period.

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

                                                                            Nine Months Ended
                                                                     -----------------------------
                                                                      9/30/03             9/30/02
                                                                     ---------           ---------
                                                                           (in thousands)
Net income, as reported ...............................              $   8,487           $   8,609
Deduct: Total cost of stock-based employee
  compensation expense determined under
    fair value based method for all awards,
       net of related tax effects .....................                   (250)               (164)
                                                                     ---------           ---------
Pro forma net income ..................................              $   8,237           $   8,445
                                                                     =========           =========

Earnings per share:
  Basic - as reported .................................              $    2.08           $    2.06
  Basic - pro forma ...................................              $    2.01           $    2.02
  Diluted - as reported ...............................              $    2.04           $    2.03
  Diluted - pro forma .................................              $    1.98           $    2.00

3. NEW ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Corporation adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and, for guarantees issued or modified after December 31, 2002, adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not impact the Corporation's financial condition or results of operations at or for the nine months ended September 30, 2003.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46, which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses the accounting and reporting for variable interest entities, as defined. Management anticipates that FIN No. 46, the provisions of which are not yet effective, will not impact the Corporation.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Corporation's current business operations, the provisions of SFAS No. 149 do not impact the Corporation's financial condition, results of operations, or disclosures.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on the Corporation's current business operations, the provisions of SFAS No. 150 do not impact the Corporation's financial condition, results of operations, or disclosures.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation's financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island (the "Bank"). The Corporation's primary service area has historically been Nassau and Suffolk Counties, Long Island. However, the Bank opened three new commercial banking branches in Manhattan in the second quarter of this year.

Overview

      The Corporation earned $2.04 per share for the first nine months of 2003 as compared to $2.03 for the same period last year. Based on net income of $8,487,000, the Corporation returned 1.37% on average total assets ("ROA") and 13.32% on average total equity ("ROE"). This compares to returns on assets and equity of 1.56% and 14.59%, respectively, for the first nine months of last year. Total assets and deposits grew by approximately 16% and 12%, respectively, when comparing balances at September 30, 2003 to those at September 30, 2002, and total capital before unrealized gains and losses on available-for-sale securities grew by approximately 5%. The Corporation's capital ratios continue to significantly exceed all current regulatory criteria for a well-capitalized bank.

      The most significant items positively affecting earnings for the nine months were a 14% increase in average checking balances and an unusually large commercial mortgage prepayment fee received in the first quarter. Other important factors also favorably impacting earnings were gains on sales of equity securities and the continued growth of money market type savings balances and residential mortgages.

      Overwhelmingly, the most negative influence on earnings is the overall decline in interest rates. On a sequential quarter-to-quarter basis, after a modest uptick in the first quarter, net interest margin continued to decrease. As we have cautioned in the past, sustained lower interest rates should result in continued margin pressure and further negatively impact our income.

      Also affecting earnings were expenses of our growth strategies particularly the opening of our three New York City commercial branches. The New York City branches were opened on June 2, 2003 and so far the results are encouraging. While it is premature to predict their ultimate success, we remain optimistic regarding the long-term results of our New York City strategy and investment. Our free checking campaign was started at the end of the first quarter and is attracting consumer checking business to the Bank resulting in a growth of over 10% in the number of net new consumer checking accounts so far this year.

Net Interest Income

      Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                         Nine Months Ended September 30,
                                                    --------------------------------------------------------------------------
                                                                     2003                                  2002
                                                    ----------------------------------     -----------------------------------
                                                     Average                   Average      Average                   Average
                                                     Balance       Interest      Rate       Balance      Interest       Rate
                                                    ---------      --------    -------     ---------     --------     -------
                                                                              (dollars in thousands)
Assets
Federal funds sold ..........................       $  45,945      $   389       1.13%     $  50,221      $   639        1.70%
Investment Securities:
  Taxable ...................................         315,462        8,967       3.80        281,887       10,189        4.83
  Nontaxable (1)  ...........................         152,809        7,026       6.13        126,142        6,570        6.94
Loans (1)(2)  ...............................         271,062       13,395       6.61        238,842       12,451        6.97
                                                    ---------      -------    -------      ---------      -------     -------
Total interest-earning assets ...............         785,278       29,777       5.07        697,092       29,849        5.72
                                                                   -------    -------                     -------     -------
Allowance for loan losses                              (2,180)                                (2,112)
                                                    ---------                              ---------
Net interest-earning assets                           783,098                                694,980
Cash and due from banks .....................          32,859                                 30,879
Premises and equipment, net .................           6,553                                  6,752
Other assets ................................           5,628                                  5,872
                                                    ---------                              ---------
                                                    $ 828,138                              $ 738,483
                                                    =========                              =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ...........       $ 426,830        2,542       0.80      $ 383,662        3,313        1.15
Time deposits ...............................          34,212          340       1.33         35,514          506        1.90
Securities sold under
  repurchase agreements .....................           6,963           43       0.83             --           --          --
                                                    ---------      -------    -------      ---------      -------     -------
Total interest-bearing liabilities ..........         468,005        2,925       0.84        419,176        3,819        1.22
                                                    ---------      -------    -------      ---------      -------     -------

Checking deposits(3)                                  269,614                                236,022

Other liabilities ...........................           5,312                                  4,387
                                                    ---------                              ---------
                                                      742,931                                659,585
Stockholders' equity ........................          85,207                                 78,898
                                                    ---------                              ---------
                                                    $ 828,138                              $ 738,483
                                                    =========                              =========
Net interest income (1)  ....................                      $26,852                                $26,030
                                                                   =======                                =======
Net interest spread (1)  ....................                                    4.23%                                   4.50%
                                                                              =======                                 =======
Net interest margin (1)  ....................                                    4.57%                                   4.99%
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

      As can be seen from the above table, net interest margin declined by .42% when comparing the first nine months of 2003 to the same period last year. This decline in net interest margin, when applied to average total interest-earning assets of approximately $785 million for the first nine months of 2003, negatively impacted net interest income by approximately $2.5 million. Also shown in the table is a decline in net interest spread of .27% resulting from a decrease in the yield on interest-earning assets of .65% accompanied by a less than offsetting decrease in the cost of total interest-bearing deposits of .38%.

      It should be noted that during the first quarter of 2003 the Bank collected a $564,000 prepayment fee on one commercial mortgage. This fee, the recurrence of which is unlikely, is included in interest income on loans. The fee added .10% to net interest margin for the first nine months of 2003, .10% to net interest spread, and .28% to loan yield.

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

                                                                                Nine Months Ended September 30,
                                                                      --------------------------------------------------
                                                                                        2003 Versus 2002
                                                                            Increase (decrease) due to changes in:
                                                                      --------------------------------------------------
                                                                                                    Rate/          Net
                                                                       Volume          Rate       Volume (2)      Change
                                                                      -------        -------      ----------     -------
                                                                                        (in thousands)
Interest Income:
Federal funds sold .........................................          $   (54)       $  (214)      $    18       $  (250)
Investment securities:
  Taxable ..................................................            1,214         (2,176)         (260)       (1,222)
  Nontaxable (1) ...........................................            1,389           (770)         (163)          456
Loans (1) ..................................................            1,680           (648)          (88)          944
                                                                      -------        -------       -------       -------
Total interest income ......................................            4,229         (3,808)         (493)          (72)
                                                                      -------        -------       -------       -------

Interest Expense:
Savings and money
  market deposits ..........................................              373         (1,028)         (116)         (771)
Time deposits ..............................................              (19)          (153)            6          (166)
Securities sold under repurchase agreements ................               43             --            --            43
                                                                      -------        -------       -------       -------
Total interest expense .....................................              397         (1,181)         (110)         (894)
                                                                      -------        -------       -------       -------
Increase (decrease) in net
  interest income ..........................................          $ 3,832        $(2,627)      $  (383)      $   822
                                                                      =======        =======       =======       =======

(1)   Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

      Net interest income on a tax-equivalent basis increased by $822,000, or 3.2%, from $26,030,000 for the first nine months of 2002 to $26,852,000 for the first nine months of this year. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $3,832,000 and a negative rate variance of $2,627,000. It should be noted that without the large commercial mortgage prepayment fee previously discussed, net interest income on a tax-equivalent basis would have been up by only $258,000, or 1%, when comparing the nine month periods and the negative rate variance for loans would have been $564,000 higher.

      Volume Variance. The positive volume variance was largely caused by substantial growth in average checking deposits and the use of such funds to purchase investment securities and originate loans. When comparing the first nine months of 2003 to the same period last year, average checking deposits increased by $33,592,000, or approximately 14%. Funding interest-earning asset growth with growth in checking deposits has a greater positive impact on net interest income than funding such growth with interest-bearing deposits because checking deposits, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation's key strategies for increasing earnings per share.

      Also making a contribution to the positive volume variance was growth in savings and money market type deposit balances and the use of such funds to purchase investment securities and originate loans. When comparing the first nine months of 2003 to the same period last year, average savings and money market deposit balances increased by $43,168,000, or 11%. Although the largest components of this increase were growth in "Select Savings", a statement savings account that earns a higher money market rate, and IOLA (interest on lawyer) accounts, the Bank also experienced growth in nonpersonal money market accounts, traditional savings, and escrow service accounts.

      The Bank's new business solicitation program is a significant factor that favorably impacted the growth in average checking and money market type deposit balances. Competitive pricing, customer demographics, and troubled conditions in the equity markets are also believed to be important factors with respect to the growth in average money market type deposit balances. In addition, the growth in checking and interest-bearing deposits is also believed to be attributable to the Bank's attention to customer service as well as national and local economic conditions.

      Rate Variance. Interest rates began to decline in early 2001. By the end of the year, short-term interest-rates had fallen significantly as evidenced by a reduction of 4.75% in both the federal funds target rate and the Bank's prime lending rate. During 2002, there were no further reductions in short-term rates until November when both the federal funds target rate and the Bank's prime lending rate declined by an additional .50%. Rates on intermediate and longer-term securities and loans also declined during 2001 and 2002, but by contrast to short-term rates, the magnitude of the decline was far more significant in 2002. In addition, the largest portion of the decrease occurred in the latter half of the year. During the first nine months of 2003, longer-term rates remained low. In addition, in late June 2003, the federal funds target rate and the Bank's prime lending rate were reduced further, by an additional .25%. Although both short and long-term rates are now at extremely low levels, they could decline more.

      As a result of the sharp decrease in interest rates, net interest margin trended downward during the latter half of 2002 as interest-earning assets repriced at lower yields and proceeds from the maturity, amortization and prepayment of such assets were reinvested at lower yields without an equal and offsetting reduction in the cost of funds. Excluding the effect of the large prepayment fee, there was a modest uptick in net interest margin for the first quarter of 2003 followed by a continuation of the downward trend for the second and third quarters. It should be noted that a portion of the decline in the Bank's net interest margin was caused by an acceleration of prepayments on mortgage securities and the resulting need to amortize premiums on these securities faster.

      If available yields remain at relatively low levels or decrease even further, and assets continue to reprice and be reinvested at lower yields, the Bank's net interest margin will continue downward. In addition, the rate variance as depicted in the preceding table should become more negative. This obviously exerts pressure on earnings.

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

Asset Quality

      The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at September 30, 2003 and December 31, 2002 are as follows:

                                                                  September 30,     December 31,
                                                                      2003              2002
                                                                  -------------     ------------
                                                                      (dollars in thousands)
Nonaccruing loans .........................................         $     97          $     --
Foreclosed real estate ....................................               --                --
                                                                    --------          --------
  Total nonperforming assets                                              97                --
Troubled debt restructurings ..............................                6                --
Loans past due 90 days or more as to
  principal or interest payments and still accruing .......                1                 2
                                                                    --------          --------
  Total risk elements .....................................         $    104          $      2
                                                                    ========          ========
Nonaccruing loans as a percentage of total loans ..........              .03%              .00%
                                                                    ========          ========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ..............................              .03%              .00%
                                                                    ========          ========
Risk elements as a percentage of total loans and
  foreclosed real estate ..................................              .04%              .00%
                                                                    ========          ========

Allowance and Provision For Loan Losses

      The allowance for loan losses grew by $314,000 during the first nine months of 2003, amounting to $2,399,000 at September 30, 2003 as compared to $2,085,000 at December 31, 2002. The allowance represented approximately .8% of total loans at both dates. During the first nine months of 2003, the Bank had loan chargeoffs and recoveries of $40,000 and $19,000, respectively, and recorded a $335,000 provision for loan losses. The provision is up from $50,000 recorded for the same period last year primarily because of growth in the portfolio.

      The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated probable losses in the Bank's loan portfolio. The process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

      In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating losses the Bank reviews individual loans in its portfolio and, for those individual loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Estimated losses for loans that are not individually deemed to be impaired are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. Management also considers relevant loan loss statistics for the Bank's peer group. The estimated losses on the loans specifically reviewed plus those determined on a pooled basis make up the allocated component of the allowance for loan losses. The unallocated or general component of the allowance for loan losses is a very small piece of the total allowance and could cover losses in the portfolio that have not otherwise been identified through the review of specific loans or pools of loans.

      The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank's borrowers and do effect the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent approximately 84% of the Bank's total loans outstanding at September 30, 2003. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies for residential mortgages are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

      Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of available-for-sale securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. When comparing the first nine months of 2003 to the same period last year, noninterest income increased by $526,000, or 12.7%. The increase is primarily attributable to gains on sales of available-for-sale securities of $444,000, most of which resulted from the sale of an equity security which the Bank was once required to acquire and hold as part of a government sponsored loan program. As of September 30, 2003, the Bank still has a position in this security with a market value of $196,000.

      Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $1,282,000, or 7.9%, from $16,174,000 for the first nine months of 2002 to 17,456,000 for the same period this year. The increase is comprised of an increase in salaries of $402,000, an increase in employee benefits expense of $112,000, an increase in occupancy and equipment expense of $253,000, and an increase in other operating expenses of $515,000.

      The increase in salaries is primarily attributable to normal annual salary increases and the opening of three branches in New York City in June 2002. The increase in employee benefit expense is largely attributable to increases in retirement plan expense and the cost of group health insurance. The increase in occupancy and equipment expense was largely caused by increases in rent expense and maintenance costs, a significant portion of which resulted from the opening of the three New York City branches. The largest components of the increase in other operating expenses are an increase in general insurance expense, due primarily to conditions in the insurance marketplace and increased levels of liability coverages, and an increase in marketing expense, a substantial portion of which is attributable to the Bank's free checking campaign and the New York City branches.

      Income tax expense as a percentage of book income ("effective tax rate") was 25.0% for the first nine months of 2003 as compared to 26.3% for the same period last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the Bank's effective tax rate is largely attributable to the fact that income on tax-exempt securities became a larger component of the Bank's income.

Results of Operations - Three Months Ended September 30, 2003 Versus September 30, 2002

      Net income for the third quarter of 2003 was $2,884,000, or $.70 per share, as compared to $2,994,000, or $.71 per share, earned for the same quarter last year. The decrease in net income is attributable to an increase in noninterest expense of $473,000 and an increase in the provision for loan losses of $285,000.

      The increase in noninterest expense is attributable to increases in salaries, occupancy and equipment expense, and other operating expenses. The reasons for the increases in salaries and occupancy and equipment expense are the same as those discussed above with respect to the nine month periods. The largest component of the increase in other operating expenses is an increase in insurance related expense, which includes increased premiums and meeting an insurance policy deductible.

      Employee benefits expense is down for the third quarter primarily because of decreases in profit sharing and retirement plan expense.

Capital

      The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 27.74%, 26.98% and 9.69%, respectively, at September 30, 2003 substantially exceed the requirements for a well-capitalized bank.

      Total stockholders' equity increased by $2,929,000, or from $85,442,000 at December 31, 2002 to $88,371,000 at September 30, 2003. Net income for the first nine months of 2003 was the largest contributor to the growth in stockholders' equity. However, amounts expended for share repurchases and cash dividends largely offset the contribution made by net income.

      Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. During the first nine months of 2003, the Corporation purchased 131,808 shares under plans approved by the Board of Directors in 2002 and during the first quarter of 2003. Including a 50,000 share plan approved in April 2003, the Corporation is currently authorized to purchase 68,302 shares.

      The stock repurchase program has been used by management to enhance earnings per share. When comparing the first nine months of 2003 to the same period last year, earnings per share are up 1 cent. Without the impact of the shares purchased in 2002 and thus far this year, earnings would have been down approximately 2 cents.

      Market Liquidity. Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended September 30, 2003 as reported by Nasdaq was 1,153,990 shares, with an average daily volume of 4,579 shares. During this same twelve month period, the Corporation purchased 151,441 shares under its share repurchase program, 123,900 of which were purchased in market transactions. These market purchases represent approximately 11% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company reduces or discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

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

      Effective July 1, 2002, and for the first time, the Corporation's common stock was included in the Russell 3000(R) and 2000(R) Indices. At the July 1, 2003 reconstitution date, the Corporation's common stock was once again included in the Russell Indices. The Corporation believes that inclusion in the Russell Indices has positively impacted the price of its common stock and has increased the stock's trading volume and liquidity. Conversely, if the Corporation's market capitalization falls below the minimum necessary to be included in the Indices at any future reconstitution date, the Corporation believes that this could adversely affect the price, volume and liquidity of its common stock.

Cash Flows and Liquidity

      Cash Flows. During the first nine months of 2003, cash and cash equivalents increased by $5,340,000. This occurred primarily because the cash provided from maturities and pay downs of investment securities, checking growth, money market type deposit growth, borrowings under repurchase agreements, and operations exceeded the cash used for loan and securities portfolio growth, share repurchases, and cash dividends.

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

      At September 30, 2003, the Corporation had $39,500,000 in federal funds sold, a short-term securities portfolio not subject to pledge agreements of $130,229,000, and longer-term available-for-sale securities not subject to pledge agreements of $180,270,000. The Corporation's liquidity is enhanced by its stable deposit base which primarily consists of checking, savings, and money market accounts. Such accounts comprised 95.6% of total deposits at September 30, 2003, while time deposits of $100,000 and over and other time deposits comprised only 2.1% and 2.3%, respectively.

      The Bank attracts all of its deposits through its banking offices primarily from the communities in which those banking offices are located and does not rely on brokered deposits. Recently the Bank began using short-term borrowings with the intent that these borrowings could be repaid using proceeds from the maturity and amortization of securities which will be received in the next three to six months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Bank invests in interest-earning assets which are funded by interest-bearing deposits, noninterest-bearing deposits, and capital. The Bank's results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to maximize net interest income while at the same time maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

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

      The following table is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation's net portfolio value at September 30, 2003 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the year ended September 30, 2004 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. The rate change information in the table shows estimates of net portfolio value at September 30, 2003 and net interest income for the year ended September 30, 2004 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. Rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

                                                                                           Net Interest Income
                                                             Net Portfolio Value               Year Ended
                                                            at September 30, 2003          September 30, 2004
                                                            ---------------------       -----------------------
                                                                         Percent                      Percent
                                                                         Change                       Change
                                                                          From                         From
Rate Change Scenario                                        Amount      Base Case       Amount       Base Case
--------------------------------------------------          ------      ---------       ------       ---------
                                                                          (dollars in thousands)
+ 200 basis point rate shock .....................         $ 56,081        (42.8)%     $ 27,180        (17.0)%
+ 100 basis point rate shock .....................           76,505        (22.0)        29,972         (8.5)
  Base case (no rate change) .....................           98,053           --         32,765           --
- 100 basis point rate shock .....................          120,838         23.2         33,902          3.5
- 200 basis point rate shock .....................          145,035         47.9         32,203         (1.7)

Forward Looking Statements

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words "expect" or "could" or "should" or "would" or "believe". The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      The Company's Chief Executive Officer, Michael N. Vittorio, and Chief Financial Officer, Mark D. Curtis, have evaluated the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation's disclosure controls and procedures are effective in ensuring that material information related to the Corporation is made known to them by others within the Corporation.

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

Item 5. Other Information

      a) Stock Repurchase Program And Market Liquidity

      Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended September 30, 2003 as reported by Nasdaq was 1,153,990 shares, with an average daily volume of 4,579 shares. During this same twelve month period, the Corporation purchased 151,441 shares under its share repurchase program, 123,900 of which were purchased in market transactions. These market purchases represent approximately 11% of the total trading volume reported by Nasdaq. Although the Corporation has had a stock repurchase program since 1988, if the Company reduces or discontinues the program it could adversely affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

      For a further discussion of the Corporation's share repurchase program, including its impact on earnings per share, please see the "Capital" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Exhibits and Reports on Form 8-K

      a) The following exhibits are included herein.

Exhibit No.       Name
-----------       ----

    10.1          Amendment to Employment Agreement Between Registrant and J.
                  William Johnson

    31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

    32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

      b) Reports on Form 8-K

      During the quarter ended September 30, 2003 (and thereafter to the date hereof) the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

1) The Corporation filed a Form 8-K dated July 23, 2003 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition and results of operations as of and for the six and three month periods ended June 30, 2003, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

2) The Corporation filed a Form 8-K dated November 4, 2003 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition and results of operations as of and for the nine and three month periods ended September 30, 2003, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as
      Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

3) The Corporation filed a Form 8-K dated October 24, 2003 to report that the Audit Committee of the Board of Directors approved the dismissal of the Company's independent public accountant, Grant Thornton LLP, and selected and engaged Crowe Chizek and Company LLC as its new independent public accountant. Crowe Chizek and Company LLC will audit the Company's financial statements for the fiscal year ended December 31, 2003.

                                   SIGNATURES

      Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

                                    THE FIRST OF LONG ISLAND CORPORATION
                                    (Registrant)


Date: November 4, 2003              By /s/ MICHAEL N. VITTORIO
                                    --------------------------------------------
                                    MICHAEL N. VITTORIO, CHIEF
                                    EXECUTIVE OFFICER
                                    (principal executive officer)


                                    By /s/ MARK D. CURTIS
                                    --------------------------------------------
                                    MARK D. CURTIS
                                    SENIOR VICE PRESIDENT AND TREASURER
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

                                                                  EXHIBIT BEGINS
                                                                  ON SEQUENTIAL
EXHIBIT     DESCRIPTION                                              PAGE NO.
--------    -----------                                           --------------
   10.1     Amendment To Employment Agreement between Registrant        22
            and J. William Johnson

   31       Certification by Chief Executive Officer and Chief          24
            Financial Officer In Accordance With Section 302 Of
            The Sarbanes-Oxley Act of 2002

   32       Certification by Chief Executive Officer and Chief          26
            Financial Officer In Accordance With Section 906 Of
            The Sarbanes-Oxley Act of 2002