Form 10-K
period 2003-12-31
FIRST OF LONG ISLAND CORP
filed 2004-03-15
CIK 740663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                            [Cover page 1 of 2 pages]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of the Corporation's voting common stock held by nonaffiliates as of June 30, 2003, the last business day of the Corporation's most recently completed second fiscal quarter, was $138,313,296. This value was computed by reference to the price at which the stock was last sold on June 30, 2003 and excludes $24,914,018 representing the market value of common stock beneficially owned by directors and executive officers of the Registrant.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                             Outstanding, February 29, 2004
               -----                             ------------------------------
  Common Stock, $.10 par value                              4,093,932

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts II and IV.

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2004 are incorporated by reference into Part III.

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

      The Bank was organized in 1927 as a national banking association under the laws of the United States of America and was known as The First National Bank of Glen Head through June 30, 1978. The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate, and custody services. The Bank organized a wholly-owned subsidiary, The First of Long Island Agency (the "Agency"), as a licensed insurance agency under the laws of the State of New York. In 2003, the Agency once again began selling mutual funds and annuities to customers of the Bank. Such products are being made available through a third party provider. The Bank has two other wholly-owned subsidiaries, The First of Long Island REIT, Inc. and FNY Service Corp., an investment company.

      The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies, and other organizations primarily in Nassau and Suffolk Counties, Long Island. However, the Bank opened three new commercial banking branches in Manhattan in the second quarter of 2003. On an ongoing basis, management will continue to evaluate potential new branch sites.

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

      The Bank offers a variety of deposit products having a wide range of interest rates and terms. The principal products include checking accounts, money-market-type accounts, savings accounts, escrow service and IOLA (interest on lawyer) accounts, and time deposit accounts.

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

o     Signature Guarantee Services

o     Telephone Banking

o     Travelers Checks

o     Trust and Investment Management Services

o     U.S. Savings Bonds

o     Wire Transfers and Foreign Cables

o     Withholding Tax Depository Services

      The Bank has a main office located in Huntington, New York, eight other full service offices on Long Island (Glen Head, Greenvale, Locust Valley, Northport, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury), twelve commercial banking offices on Long Island (Bohemia, Deer Park, Farmingdale, Garden City, Great Neck, Hauppauge, Hicksville, Lake Success, Mineola, New Hyde Park, Valley Stream), and three commercial banking offices in Manhattan.

      The Bank's revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

      The Bank did not commence, abandon, or significantly change any of its lines of business during 2003.

      The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of large banks, such as Citibank, J.P. Morgan Chase & Co., and Bank of New York, and various Long Island and Manhattan based banks.

Lending Activities

      General. The Bank's loan portfolio is currently primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including construction loans, commercial and residential mortgage loans, home equity loans and lines, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts, or general business assets. Consumer loans include, among other things, auto loans, unsecured home improvement loans, secured and unsecured personal loans, overdraft checking lines, and VISA(R) credit cards.

      The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the Bank's prime interest rate, The Wall Street Journal prime interest rate, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates. Commercial mortgage loans are made with terms usually not in excess of fifteen years, while the maximum term on residential mortgage loans is thirty years. Commercial and consumer loans generally mature within five years. The Bank's current practice is to usually lend no more than 70% to 75% of appraised value on residential mortgage loans, 50% to 60% on home equity lines, and 70% to 75% on commercial mortgage loans.

      The risks inherent in the Bank's loan portfolio primarily stem from the following factors relating to borrower size, geographic concentration, real estate values and environmental contamination: first, loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls; second, the ability of many of the Bank's borrowers to repay their loans can be dependent on the strength of the local economy; and finally, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on, among other things, the strength of the Long Island real estate market and the condition of the property including the absence of environmental contamination. The Bank does not have any significant industry concentrations or any foreign loans.

      Except home equity products, loans from $300,000 to $750,000 require the approval of the Management Loan Committee (home equity loans and lines have more stringent approval requirements). Loans in excess of $750,000 up to and including $3 million require the approval of the Management Loan Committee and two members of the Board Loan Committee, one of whom must be a non-management director. Loans in excess of $3 million up to and including $5 million require the approval of the Management Loan Committee, the Chairman or Chief Executive Officer, and two non-management directors, one of whom must be a member of the Board Loan Committee.

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

                                                                          December 31,
                                              ----------------------------------------------------------------------
                                                 2003            2002          2001            2000           1999
                                              ---------       ---------     ---------       ---------      ---------
                                                                          (in thousands)
Commercial and industrial ...........         $  47,886       $  37,329     $  40,993       $  30,514      $  30,296
Secured by real estate ..............           268,508         217,730       179,905         155,283        147,598
Consumer ............................             5,730           6,414         6,198           7,504          5,284
Other ...............................               729             628           593             560            549
                                              ---------       ---------     ---------       ---------      ---------
                                                322,853         262,101       227,689         193,861        183,727
Unearned income .....................              (882)           (993)       (1,001)           (952)          (953)
                                              ---------       ---------     ---------       ---------      ---------
                                                321,971         261,108       226,688         192,909        182,774
Allowance for loan losses ...........            (2,452)         (2,085)       (2,020)         (1,943)        (2,033)
                                              ---------       ---------     ---------       ---------      ---------
                                              $ 319,519       $ 259,023     $ 224,668       $ 190,966      $ 180,741
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

                                                                         Maturity
                                                    --------------------------------------------------
                                                               After One
                                                     Within    But Within       After
                                                    One Year   Five Years     Five Years       Total
                                                    --------   ----------     ----------      --------
                                                                   (in thousands)
Commercial and industrial loans:
  Fixed rate ................................       $  8,042     $  2,921      $     --       $ 10,963
  Variable rate .............................         18,488       14,776         3,659         36,923
                                                    --------     --------      --------       --------
                                                    $ 26,530     $ 17,697      $  3,659       $ 47,886
                                                    ========     ========      ========       ========

      Real Estate Mortgage and Home Equity Loans and Lines. The Bank makes residential and commercial mortgage loans and home equity loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity loans and lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, generally have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. If the source of repayment is rental income, such income must almost always be more than sufficient to amortize the debt.

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

      Construction Loans. The Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally one year or less and advances are made as the construction progresses. The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed.

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

      The accrual of interest on loans is generally discontinued when principal or interest payments become past due 90 days or more. As of December 31, 2003, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in "Note C - Loans" to the Corporation's consolidated financial statements which have been incorporated by reference into "Item 8. Financial Statements and Supplemental Data" of this Form 10-K.

      Economic conditions in the Bank's market area were favorable during the 2003 year. Future levels of past due, nonperforming, and restructured loans will be affected by the strength of the local economy.

      Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged against income and reductions in the allowance are credited to income. Amounts deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses in the Bank's loan portfolio. The process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

      In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating losses the Bank reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Estimated losses for loans that are not specifically reserved for are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. The allowance for loan losses is comprised of impairment losses on the loans specifically reserved for plus estimated losses on the pools of loans.

      Changes in the Bank's allowance for loan losses for each of the five years in the period ended December 31, 2003 and the allocation of the Bank's allowance for loan losses by loan type at the end of each of these years can be found in "Note C - Loans" to the Corporation's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", respectively, which have been incorporated by reference into Items 8 and 7, respectively, of this Form 10-K.

      The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank's borrowers and the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent approximately 83% of the Bank's total loans outstanding at December 31, 2003. The majority of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies for residential mortgages are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

      The Bank's investment decisions seek to maximize income while keeping both credit and market risk at acceptable levels, provide for the Bank's liquidity needs, assist in managing interest rate sensitivity, and provide securities that can be pledged, as needed, to secure deposits and/or borrowings.

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

      At December 31, 2003, the Bank had net unrealized gains of $4,274,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $6,093,000 and gross unrealized losses of $1,819,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. Gains that could be recognized currently upon the sale of securities with unrealized gains would be approximately offset by the reduction in future interest income that would result from purchasing replacement securities that are similar with respect to issuer and duration but currently have lower yields. The Bank intends and expects to be able to hold its held to maturity securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

      Portfolio Composition. The composition of the Bank's investment portfolio can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into
Item 8 of this Form 10-K.

      Maturity Information. The maturities and weighted average yields of the Bank's investment securities at December 31, 2003 can be found in "Note B - Investment Securities" to the Corporation's consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

      The Bank received dividends on its Federal Reserve Bank stock of $6,924 in 2003 representing a yield of 6.00%.

Sources of Funds

      General. The Bank's primary sources of cash are deposit growth, maturity and amortization of investment securities, loan payments, operations, and borrowings under repurchase agreements. The Bank can also borrow overnight federal funds from other commercial banks and borrow at the Federal Reserve Bank discount window. A further discussion of borrowing sources can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which has been incorporated by reference into Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

      The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including "Free", "First Class", "Regular", and "Senior Citizen" checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including IOLA; escrow service accounts; rent security accounts; three money-market-type products, including a traditional money market savings account, "Select Savings" - a statement savings account that earns a money market rate, and "Diamond Savings" - a passbook savings account that earns a money market rate; traditional statement savings; traditional passbook savings; savings certificates (3 month, 6 month and 1 to 6 year terms); large and jumbo certificates; holiday club accounts; and individual retirement accounts (savings certificates with terms of 1 to 6 years).

      Total certificates of deposits, the majority of which mature within one year, were $33,850,000, or 4.4% of total deposits, at December 31, 2003. Certificates of deposit in amounts of $100,000 or more were $16,428,000 at December 31, 2003, or 2.1% of total deposits.

      The Bank relies primarily on customer service, calling programs, referral sources, competitive pricing, and advertising to attract and retain deposits. Currently, the Bank solicits deposits only from its local market area and does not have any deposits which qualify as brokered deposits under applicable Federal regulations. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

      Classification of Average Deposits. The Bank's average deposit balances by major classification are set forth below.

                                                                                  Year ended December 31,
                                                        ---------------------------------------------------------------------------
                                                                2003                        2002                       2001
                                                        ---------------------      ----------------------      --------------------
                                                        Average      Average       Average       Average       Average     Average
                                                        Balance     Rate Paid      Balance      Rate Paid      Balance    Rate Paid
                                                        -------     ---------      -------      ---------      -------    ---------
                                                                                 (dollars in thousands)
Checking .......................................       $277,096         --%        $241,683          --%       $201,688        --%
Savings and money market .......................        431,978         .76         391,829        1.14         343,389      2.31
Time deposits ..................................         33,917        1.29          34,810        1.84          39,202      3.84
                                                       --------        ----        --------        ----        --------      ----
                                                       $742,991         .50%       $668,322        0.76%       $584,279      1.62%
                                                       ========        ====        ========        ====        ========      ====

      Remaining Maturities of Time Deposits. The remaining maturities of the Bank's time deposits in amounts of $100,000 or more at December 31, 2003 can be found in "Note E - Deposits" to the Corporation's consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

Competition

      The Bank competes against other commercial banks as well as savings banks, mortgage brokers, brokerage firms and credit unions in its market area. The Bank competes for loans on the basis of the quality of service it provides and by offering competitive interest rates, and competes for deposits by offering a high level of customer service, paying competitive rates on money-market-type deposit products, and through the geographic distribution of its branch system.

Employees

      As of December 31, 2003, the Bank had 189 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

Regulation

     The Corporation is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission. The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency. The Bank is also subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation.

Availability of Reports

     The First National Bank of Long Island maintains an Internet website at www.fnbli.com. The Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Bank's Internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports at present simply go to the homepage of the Bank's Internet website and click on "About Us", then click on "SEC Filings", and then click on "Corporate SEC Filings." This will bring you to a listing of the Corporation's reports maintained on the SEC's EDGAR website. You can then click on any report to view its contents.

ITEM 2. PROPERTIES

      The Corporation neither owns nor leases any real estate. Office facilities of the Corporation are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank. The Bank's designated main office is located at 253 New York Avenue, Huntington, New York.

      As of December 31, 2003, the Bank owns a total of ten buildings in fee and occupies sixteen other facilities under lease arrangements, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan.

      The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

      From time to time the Corporation and the Bank may be involved in litigation that arises in the normal course of business. As of the date of this Form 10-K, neither the Corporation nor the Bank is a party to any litigation that management believes could reasonably be expected to have a material adverse effect on the Corporation's or the Bank's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Corporation's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "FLIC". The table appearing on page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2003 showing the high and low sales prices, by quarter, for the years ended December 31, 2003 and 2002 is incorporated herein by reference.

      On February 29, 2004, there were 4,093,932 shares of the Corporation's common stock outstanding with 681 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

      During 2003 and 2002, the Corporation declared semi-annual cash dividends aggregating $.70 and $.63 per share, respectively.

ITEM 6. SELECTED FINANCIAL DATA

      "Selected Financial Data" appearing on page 1 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2003 is incorporated herein by reference.

      The Corporation's dividend payout ratio was 25.74%, 23.08% and 23.18% for 2003, 2002 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 through 23 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2003 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The market risk information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and appearing on pages 20 through 22 of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2003 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The report of independent auditors and consolidated financial statements appearing on pages 25 through 49 of Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated herein by reference. The reports of the Corporation's prior independent auditors included in exhibits 99.1 and 99.2 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 27, 2002, based on a recommendation by the Audit Committee of the Board of Directors (the "Audit Committee"), the Board of Directors of the Company approved the dismissal of the Company's independent auditors, Arthur Andersen LLP, and the engagement of Grant Thornton LLP as its new independent auditors. The dismissal of Arthur Andersen LLP and the engagement of Grant Thornton LLP was previously reported by the Corporation on July 2, 2002 on Form 8-K. No reports by Arthur Andersen LLP within the two years prior to their dismissal contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and all subsequent interim periods preceding the dismissal and up to the date of dismissal, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no reportable events with respect to Arthur Andersen LLP as that term is described in Item 304 of Regulations S-K.

      On October 21, 2003, the Audit Committee dismissed the Company's independent auditors, Grant Thornton LLP, and the engaged Crowe Chizek and Company LLC as its new independent auditors. The dismissal of Grant Thornton LLP and the engagement of Crowe Chizek and Company LLC was previously reported by the Corporation on October 28, 2003 on Form 8-K. Grant Thornton's report for the fiscal year ended December 31, 2002, which was the only report issued by them, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's 2002 fiscal year and all interim periods preceding the dismissal and to the date of dismissal, there were no disagreements between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no reportable events with respect to Grant Thornton LLP as that term is described in Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

(b)   Changes in Internal Control Over Financial Reporting

      There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      "ELECTION OF DIRECTORS" appearing on pages 3 through 5, "MANAGEMENT" appearing on pages 9 and 10, "Audit Committees" appearing on pages 6 and 7, and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" appearing on page 21 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004 are incorporated herein by reference.

      The Corporation has adopted a code of ethics for senior financial officers. For the purposes of the code of ethics, senior financial officer means the Corporation's Chairman of the Board of Directors, President and Chief Executive Officer, Chief Financial Officer and Treasurer, and Controller. The Corporation will provide a copy of its code of ethics to any person upon request and without charge. Requests should be directed to the Corporation's Finance Department located at 10 Glen Head Road, Glen Head, New York 11545.

ITEM 11. EXECUTIVE COMPENSATION

      "COMPENSATION OF DIRECTORS", "BOARD COMPENSATION COMMITTEE REPORT", "COMPENSATION OF EXECUTIVE OFFICERS", "SUMMARY COMPENSATION TABLE", "COMPENSATION PURSUANT TO PLANS", "PERFORMANCE GRAPH", "EMPLOYMENT CONTRACTS", and "SEVERANCE AGREEMENTS" appearing on pages 8 and 9 and 11 through 21 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" appearing on Pages 1 through 3 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "TRANSACTIONS WITH MANAGEMENT AND OTHERS" appearing on page 21 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      "INDEPENDENT AUDITORS" appearing on pages 21 through 23 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004 is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

The following consolidated financial statements of the Corporation and its subsidiary and reports of independent auditors thereon as required by Item 8 of this report are incorporated herein by reference

o     Consolidated Balance Sheets - December 31, 2003 and 2002

o     Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

o Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2003, 2002 and 2001

o Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

o     Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

      None Applicable.

(a) 3. Listing of Exhibits

      The following exhibits are submitted herewith.

Exhibit No.   Name

3(i)          Certificate of Incorporation, as amended                      (1)

3(ii)         By-laws, as amended                                           (2)

10.1*         Incentive Compensation Plan                                   (3)

10.2*         1986 Stock Option and Appreciation Rights Plan                (4)

10.3*         1996 Stock Option and Appreciation Rights Plan                (5)

10.4*         Amendment to 1996 Stock Option and Appreciation Rights
                Plan dated February 20, 2001                                (6)

10.5*         Employment Agreement between Registrant and J. William
                Johnson dated January 31, 1996, as amended December 18,
                1996, January 2, 1998, January 6, 1999, July 20, 1999,
                July 9, 2002, and August 31, 2003                           (7)

10.6*         Employment Agreement between Registrant and Michael N.
                Vittorio dated June 22, 2002                                (8)

10.7*         Employment Agreement between Registrant and Arthur J.
                Lupinacci, Jr. dated July 1, 1999, as amended July 9, 2002  (9)

10.8*         Employment Agreement between Registrant and Donald L.
                Manfredonia dated January 1, 2002, as amended July 9, 2002  (10)

10.9*         Employment Agreement between Registrant and Joseph G.
                Perri, dated January 1, 2002, as amended July 9, 2002       (11)

10.10*        Special Severance Agreement between Registrant and
                Richard Kick, dated January 1, 2002                         (12)

10.11*        Special Severance Agreement between Registrant and Mark
                D. Curtis, dated January 1, 2002                            (13)

10.12*        Special Severance Agreement between Registrant and Brian
                J. Keeney, dated January 1, 2002                            (14)

13            Registrant's Annual Report to Shareholders for the
                fiscal year ended December 31, 2003

21            Subsidiary of Registrant

23.1          Consent of Crowe Chizek and Company LLC, Independent
                Auditors

23.2          Consent of Grant Thornton LLP, Independent Certified Public
                Accountants

31            Rule 13a-14(a)/15d-14(a) Certifications

32            Section 1350 Certifications

99.1          Report of Grant Thornton dated January 24, 2003

99.2          Report of Arthur Andersen LLP dated January 22, 2002

*Compensatory plan

(1) Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

(2) Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 3(ii), which exhibit is incorporated herein by reference.

(3) "Incentive Compensation Plan" and "Board Compensation Committee Report" appearing on pages 16 and 11, respectively, of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004 are incorporated herein by reference.

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

(7) Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson's employment agreement each involved an increase in Mr. Johnson's base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. The July 20, 1999 amendment to Mr. Johnson's employment contract served to correct the date set forth in Section 4(c) from May 31, 2005 to May 31, 2006. The July 9, 2002 amendment to Mr. Johnson's employment contract served to delete
      Section 4(d) "Additional Insurance". The August 31, 2003 amendment to Mr. Johnson's employment contract was filed as part of Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on November 10, 2003, as exhibit 10.1, which exhibit is incorporated herein by reference. Mr. Johnson's current base annual salary is disclosed in Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004.

(8) Previously filed as part of Report on Form 10-Q for the quarterly period ended June 30, 2002, filed on August 9, 2002, as Exhibit 10.1, which exhibit is incorporated herein by reference. Mr. Vittorio's current base annual salary is disclosed in Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004.

(9) Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 10.5, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Lupinacci's employment contract served to delete Section 8.1(b) "Additional Insurance" and eliminate the references in Section 8.2 to Section 8.1(b) and to "other insurance coverage". Mr. Lupinacci's current base annual salary is disclosed in Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004.

(10) Employment agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia's employment contract served to delete Section 8.1(b) "Additional Insurance" and eliminate the references in Section 8.2 to
      Section 8.1(b) and to "other insurance coverage". Mr. Manfredonia's current base annual salary is disclosed in Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004.

(11) Employment agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.8, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Perri's employment contract served to delete Section 8.1(b) "Additional Insurance" and eliminate the references in Section 8.2 to Section 8.1(b) and to "other insurance coverage". Mr. Perri's current base annual salary is disclosed in Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2004.

(12) Special Severance Agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.9, which exhibit is incorporated herein by reference.

(13) Special Severance Agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.10, which exhibit is incorporated herein by reference.

(14) Special Severance Agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.11, which exhibit is incorporated herein by reference.

(b)   Reports on Form 8-K

      During the quarter ended December 31, 2003 and thereafter to the date hereof the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

      1) The Corporation filed a Form 8-K dated November 4, 2003 to report under Item 12 that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition and results of operations as of and for the nine and three month periods ended September 30, 2003, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

      2) The Corporation filed a Form 8-K dated October 28, 2003 to report under Item 4 that the Audit Committee of the Board of Directors dismissed the Company's independent auditors, Grant Thornton LLP, and engaged Crowe Chizek and Company LLC as its new independent auditors. Crowe Chizek and Company LLC audited the Company's financial statements for the fiscal year ended December 31, 2003.

      3) The Corporation filed a Form 8-K dated January 26, 2004 to report under Item 12 that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition as of December 31, 2003 and results of operations for the year and quarterly period then ended, and (2) mailed a newsletter to its stockholders disclosing similar nonpublic information regarding the Corporation's financial condition as of December 31, 2003 and results of operations for the year then ended. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the newsletter to stockholders was furnished as Exhibit
            99.2 to the Form 8-K filing.

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

                                 THE FIRST OF LONG ISLAND CORPORATION
                                 ------------------------------------
                                    (Registrant)


Dated: March 1, 2004             By /s/ MICHAEL N. VITTORIO
                                    --------------------------------------------
                                    MICHAEL N. VITTORIO, Chief Executive Officer
                                    (principal executive officer)


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

Signatures                               Titles                    Date
----------                               ------                    ----

/s/ J. WILLIAM JOHNSON             Chairman of the Board           MARCH 2, 2004
----------------------------
J. William Johnson

/s/ ALLEN E. BUSCHING              Director                        MARCH 5, 2004
----------------------------
Allen E. Busching

/s/ Paul T. Canarick               Director                        MARCH 9, 2004
----------------------------
Paul T. Canarick

/s/ ALEXANDER L. COVER             Director                        MARCH 3, 2004
----------------------------
Alexander L. Cover

/s/ BEVERLY ANN GEHLMEYER          Director                        MARCH 2, 2004
----------------------------
Beverly Ann Gehlmeyer

/s/ HOWARD THOMAS HOGAN, JR.       Director                       MARCH 10, 2004
----------------------------
Howard Thomas Hogan, Jr.

/s/ J. DOUGLAS MAXWELL, JR.        Director                        MARCH 3, 2004
----------------------------
J. Douglas Maxwell, Jr.

/s/ JOHN R. MILLER III             Director                        MARCH 3, 2004
----------------------------
John R. Miller III

/s/ WALTER C. TEAGLE III           Director                        MARCH 4, 2004
----------------------------
Walter C. Teagle III

/s/ MICHAEL N. VITTORIO            Director                        MARCH 1, 2004
----------------------------
Michael N. Vittorio