Form 10-Q
period 2004-03-31
FIRST OF LONG ISLAND CORP
filed 2004-05-06
CIK 740663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                          OUTSTANDING AT APRIL 26, 2004
-----                                          -----------------------------
Common stock, par value                                    4,097,077
   $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                 MARCH 31, 2004
                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.
                                                                        --------

Item 1.    Financial Statements

           Consolidated Balance Sheets
           March 31, 2004 (Unaudited) And December 31, 2003                 1

           Consolidated Statements Of Income (Unaudited)
           Three Months Ended March 31, 2004 And 2003                       2

           Consolidated Statements Of Changes In
           Stockholders' Equity (Unaudited)
           Three Months Ended March 31, 2004 And 2003                       3

           Consolidated Statements Of Cash Flows (Unaudited)
           Three Months Ended March 31, 2004 And 2003                       4

           Notes To Unaudited Consolidated Financial Statements             5

Item 2.    Management's Discussion And Analysis Of
           Financial Condition And Results Of Operations                    7

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                     16

Item 4.    Controls and Procedures                                         18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               20

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchase
           of Equity Securities                                            20

Item 6.    Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                                 22

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED  BALANCE  SHEETS

                                                                               March 31,
                                                                                  2004            December 31,
                                                                              (Unaudited)             2003
                                                                             -------------       -------------
Assets:
   Cash and due from banks ..............................................    $  34,844,000       $  31,430,000
   Federal funds sold ...................................................       40,000,000          30,000,000
                                                                             -------------       -------------
     Cash and cash equivalents ..........................................       74,844,000          61,430,000
                                                                             -------------       -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $250,076,000 and $242,563,000) ....................      245,233,000         238,289,000
          Available-for-sale, at fair value (amortized cost
             of $259,707,000 and $275,745,000) ..........................      266,950,000         281,138,000
                                                                             -------------       -------------
                                                                               512,183,000         519,427,000
                                                                             -------------       -------------
   Loans:
          Commercial and industrial .....................................       53,152,000          47,886,000
          Secured by real estate ........................................      265,948,000         268,508,000
          Consumer ......................................................        5,996,000           5,730,000
          Other .........................................................          381,000             729,000
                                                                             -------------       -------------
                                                                               325,477,000         322,853,000
          Unearned income ...............................................         (848,000)           (882,000)
                                                                             -------------       -------------
                                                                               324,629,000         321,971,000
          Allowance for loan losses .....................................       (2,545,000)         (2,452,000)
                                                                             -------------       -------------
                                                                               322,084,000         319,519,000
                                                                             -------------       -------------

   Bank premises and equipment, net .....................................        6,516,000           6,795,000
   Other assets .........................................................        7,875,000           7,093,000
                                                                             -------------       -------------
                                                                             $ 923,502,000       $ 914,264,000
                                                                             =============       =============
Liabilities:
   Deposits:
          Checking ......................................................    $ 300,940,000       $ 297,454,000
          Savings and money market ......................................      449,355,000         445,851,000
          Time, other ...................................................       17,365,000          17,422,000
          Time, $100,000 and over .......................................       19,256,000          16,428,000
                                                                             -------------       -------------
                                                                               786,916,000         777,155,000
   Securities sold under repurchase agreements ..........................       37,184,000          41,184,000
   Accrued expenses and other liabilities ...............................        2,202,000           4,332,000
   Current income taxes payable .........................................          988,000             267,000
   Deferred income taxes payable ........................................        2,770,000           2,035,000
                                                                             -------------       -------------
                                                                               830,060,000         824,973,000
                                                                             -------------       -------------
Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 4,097,077 and 4,083,733 shares ...........          409,000             408,000
   Surplus ..............................................................          846,000             781,000
   Retained earnings ....................................................       87,838,000          84,864,000
                                                                             -------------       -------------
                                                                                89,093,000          86,053,000
   Accumulated other comprehensive income net of tax ....................        4,349,000           3,238,000
                                                                             -------------       -------------
                                                                                93,442,000          89,291,000
                                                                             -------------       -------------
                                                                             $ 923,502,000       $ 914,264,000
                                                                             =============       =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                          ------------------------------------
                                                                             2004                      2003
                                                                          ----------                ----------
Interest income:
    Loans .....................................................           $4,544,000                $4,803,000
    Investment securities:
        Taxable ...............................................            3,289,000                 3,098,000
        Nontaxable ............................................            1,590,000                 1,504,000
    Federal funds sold ........................................               65,000                   120,000
                                                                          ----------                ----------
                                                                           9,488,000                 9,525,000
                                                                          ----------                ----------
Interest expense:
    Savings and money market deposits .........................              725,000                   939,000
    Time deposits .............................................               92,000                   114,000
    Securities sold under repurchase agreements ...............              106,000                        --
                                                                          ----------                ----------
                                                                             923,000                 1,053,000
                                                                          ----------                ----------
        Net interest income ...................................            8,565,000                 8,472,000
Provision for loan losses .....................................              100,000                    75,000
                                                                          ----------                ----------
    Net interest income after provision for loan losses .......            8,465,000                 8,397,000
                                                                          ----------                ----------

Noninterest income:
    Investment Management Division income .....................              356,000                   320,000
    Service charges on deposit accounts .......................              940,000                   889,000
    Net gains on sales of available-for-sale securities .......               93,000                   123,000
    Other .....................................................              170,000                   153,000
                                                                          ----------                ----------
                                                                           1,559,000                 1,485,000
                                                                          ----------                ----------
Noninterest expense:
    Salaries ..................................................            2,636,000                 2,512,000
    Employee benefits .........................................            1,193,000                 1,193,000
    Occupancy and equipment expense ...........................              955,000                   834,000
    Other operating expenses ..................................            1,247,000                 1,146,000
                                                                          ----------                ----------
                                                                           6,031,000                 5,685,000
                                                                          ----------                ----------

        Income before income taxes ............................            3,993,000                 4,197,000
Income tax expense ............................................            1,019,000                 1,104,000
                                                                          ----------                ----------
        Net income ............................................           $2,974,000                $3,093,000
                                                                          ==========                ==========

Weighted average:
    Common shares .............................................            4,091,153                 4,116,325
    Dilutive stock options ....................................              100,250                    83,144
                                                                          ----------                ----------
                                                                           4,191,403                 4,199,469
                                                                          ==========                ==========

Earnings per share:
    Basic .....................................................           $      .73                $      .75
                                                                          ==========                ==========
    Diluted ...................................................           $      .71                $      .74
                                                                          ==========                ==========

See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                  --------------------------------------------------------------------------------------------------
                                                             Three Months Ended March 31, 2004
                                  --------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                        Common Stock                           Compre-                      Compre-
                                  ----------------------                       hensive        Retained     hensive
                                    Shares       Amount        Surplus          Income        Earnings      Income         Total
                                  ---------    ---------    ------------     -----------    -----------   ----------   ------------
Balance, January 1, 2004 ......  4,083,733    $ 408,000    $    781,000                    $84,864,000   $3,238,000   $ 89,291,000
 Net Income ...................                                             $ 2,974,000      2,974,000                   2,974,000
 Repurchase and retirement
   of common stock ............     (7,264)      (1,000)       (357,000)                                                  (358,000)
 Exercise of stock options ....     20,608        2,000         410,000                                                    412,000
 Tax benefit of stock options .                                  12,000                                                     12,000
 Unrealized gains on available-
   for-sale-securities, net of
     income taxes .............                                                1,111,000                   1,111,000      1,111,000
                                                                             -----------
 Comprehensive income .........                                              $ 4,085,000
                                  ---------    ---------    ------------     ===========    -----------   ----------   ------------
Balance, March 31, 2004 .......   4,097,077    $ 409,000    $    846,000                    $87,838,000   $4,349,000   $ 93,442,000
                                  =========    =========    ============                    ===========   ==========   ============

                                  --------------------------------------------------------------------------------------------------
                                                               Three Months Ended March 31, 2003
                                  --------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                        Common Stock                           Compre-                      Compre-
                                  ----------------------                       hensive        Retained     hensive
                                    Shares       Amount        Surplus          Income        Earnings      Income         Total
                                  ---------    ---------    ------------     -----------    -----------   ----------   ------------
Balance, January 1, 2003 ......   4,161,173    $ 416,000    $    724,000                    $80,354,000   $3,948,000   $ 85,442,000
 Net Income ...................                                              $ 3,093,000      3,093,000                   3,093,000
 Repurchase and retirement
  of common stock .............    (111,112)     (11,000)     (3,964,000)                                                (3,975,000)
 Exercise of stock options ....      17,474        2,000         322,000                                                    324,000
 Tax benefit of stock options .                                   42,000                                                     42,000
 Unrealized gains on available-
  for-sale-securities, net of
   income taxes ...............                                                   61,000                      61,000         61,000
 Transfer from retained
 earnings to surplus ..........                                3,000,000                     (3,000,000)                         --
                                                                             -----------
Comprehensive income ..........                                              $ 3,154,000
                                  ---------    ---------    ------------     ===========    -----------   ----------   ------------
Balance, March 31, 2003 .......   4,067,535    $ 407,000    $    124,000                    $80,447,000   $4,009,000   $ 84,987,000
                                  =========    =========    ============                    ===========   ==========   ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  Three Months Ended March 31,
                                                                                                -------------------------------
                                                                                                    2004               2003
                                                                                                ------------       ------------
Cash Flows From Operating Activities:
  Net income .........................................................................          $  2,974,000       $  3,093,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses .......................................................               100,000             75,000
     Deferred income tax credit ......................................................                (5,000)           (41,000)
     Depreciation and amortization ...................................................               353,000            326,000
     Premium amortization on investment securities, net ..............................               779,000          1,097,000
     Gains on sales of available-for-sale securities .................................               (93,000)          (123,000)
     Increase in other assets ........................................................              (782,000)           (80,000)
     Decrease in accrued expenses and other liabilities ..............................              (660,000)        (1,068,000)
     Increase in income taxes payable ................................................               733,000            832,000
                                                                                                ------------       ------------
        Net cash provided by operating activities ....................................             3,399,000          4,111,000
                                                                                                ------------       ------------

Cash Flows From Investing Activities:
  Proceeds from sales of available-for-sale securities ...............................                95,000            124,000
  Proceeds from maturities and redemptions of investment securities:
     Held-to-maturity ................................................................            22,954,000         26,535,000
     Available-for-sale ..............................................................            24,130,000         18,249,000
  Purchase of investment securities:
     Held-to-maturity ................................................................           (30,366,000)       (11,985,000)
     Available-for-sale ..............................................................            (8,404,000)        (7,611,000)
  Net increase in loans to customers .................................................            (2,665,000)        (8,051,000)
  Purchases of bank premises and equipment ...........................................               (74,000)          (188,000)
                                                                                                ------------       ------------
        Net cash provided by investing activities ....................................             5,670,000         17,073,000
                                                                                                ------------       ------------

Cash Flows From Financing Activities:
  Net increase in total deposits .....................................................             9,761,000         13,534,000
  Net decrease in securities sold under repurchase agreements ........................            (4,000,000)                --
  Proceeds from exercise of stock options ............................................               412,000            324,000
  Repurchase and retirement of common stock ..........................................              (358,000)        (3,975,000)
  Cash dividends paid ................................................................            (1,470,000)        (1,415,000)
                                                                                                ------------       ------------
      Net cash provided by financing activities ......................................             4,345,000          8,468,000
                                                                                                ------------       ------------
Net increase in cash and cash equivalents ............................................            13,414,000         29,652,000
Cash and cash equivalents, beginning of year .........................................            61,430,000         67,229,000
                                                                                                ------------       ------------
Cash and cash equivalents, end of period .............................................          $ 74,844,000       $ 96,881,000
                                                                                                ============       ============

Supplemental Schedule of Noncash:
Investing Activities
  Unrealized gains on available-for-sale securities ..................................          $  1,851,000       $     66,000
Financing Activities
  Tax benefit from exercise of employee stock options ................................                12,000             42,000

The Corporation made interest payments of $927,000 and $1,060,000 and income tax payments of $292,000 and $314,000 during the first quarters of 2004 and 2003, respectively.

See notes to consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                 MARCH 31, 2004
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank's wholly-owned subsidiaries, The First of Long Island Agency, Inc., The First of Long Island REIT, Inc., and FNY Service Corp., an investment company. The consolidated entity is referred to as the "Corporation" and the Bank and its subsidiaries are collectively referred to as the "Bank." The Corporation's financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

      The consolidated financial information included herein as of and for the periods ended March 31, 2004 and 2003 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2003 consolidated balance sheet was derived from the Corporation's December 31, 2003 audited consolidated financial statements.

2. Stock-based Compensation

      At March 31, 2004, the Corporation had two stock option and appreciation rights plans. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is recorded for stock options, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. If there were any stock appreciation rights outstanding, compensation costs would be recorded periodically based on the quoted market price of the Corporation's stock at the end of the period.

      The following table illustrates the effect on net income and earnings per share of applying the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" to stock-based employee compensation.

                                                                          Three Months Ended
                                                                    ----------------------------
                                                                     3/31/04            3/31/03
                                                                    ---------          ---------
                                                                            (in thousands)
Net income, as reported ...................................         $   2,974          $   3,093
Deduct: Total cost of stock-based employee
  compensation expense determined under
    fair value based method for all awards,
      net of related tax effects ..........................               (86)               (84)
                                                                    ---------          ---------
Pro forma net income ......................................         $   2,888          $   3,009
                                                                    =========          =========

Earnings per share:
  Basic - as reported .....................................         $    0.73          $    0.75
  Basic - pro forma .......................................         $    0.71          $    0.73
  Diluted - as reported ...................................         $    0.71          $    0.74
  Diluted - pro forma .....................................         $    0.69          $    0.72

3. Stockholders' Equity

      The line captioned repurchase and retirement of common stock in the Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2004 includes 5,604 shares of common stock tendered upon the exercise of stock options with a value of $277,000. No shares were tendered upon the exercise of stock options in the first quarter of 2003.

4. Defined Benefit Pension Plan

      The following table sets forth the components of net periodic pension cost.

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       2004               2003
                                                                                  ----------         ---------
                                                                                         (in thousands)
Service cost, net of plan participant contributions ......................        $      168         $     126
Interest cost ............................................................               157               143
Expected return on plan assets ...........................................              (176)             (136)
Net amortization and deferral ............................................                18                 6
                                                                                  ----------         ---------
Net pension cost .........................................................        $      167         $     139
                                                                                  ==========         =========

5. Gain Contingency

      The Bank recently negotiated a settlement with the Nassau County attorney whereby the Bank agreed to discontinue its real estate tax protest proceedings with respect to one of its branch locations in return for a refund of taxes previously paid in the approximate amount of $440,000. This settlement is subject to the approval of the Nassau County legislature and, if approved, the Bank would be required to pay its legal counsel in these proceedings one-third of the gross settlement amount.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation's financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank's wholly-owned subsidiaries, The First of Long Island Agency, Inc., The First of Long Island REIT, Inc., and FNY Service Corp., an investment company, collectively referred to as the "Bank." The Corporation's primary service area has historically been Nassau and Suffolk Counties, Long Island. However, the Bank opened three new commercial banking branches in Manhattan in the second quarter of 2003 and may open additional Manhattan branches in the future.

Overview

      During the first quarter of 2004 the Corporation experienced continued growth in the average balances of several key deposit and loan products. When compared to the same quarter last year, checking balances grew 16%, or $39.7 million, and residential mortgage balances, including home equity lines, grew 37%, or $47.4 million. In addition, money-market-type savings balances were up 6%, or $19.5 million, and attorney escrow balances were up 57%, or $6.1 million. This growth, along with the continued impact of strategy changes made during the latter half 2003 with respect to the Corporation's securities portfolio, were the most significant items that positively impacted earnings in the current quarter and helped to offset the negative impact of low interest rates.

      For the first quarter of 2004 the Corporation earned 71 cents per share and returned 1.31% on average total assets ("ROA") and 13.19% on average total equity ("ROE"). This compares to earnings of 74 cents per share and returns on assets and equity of 1.59% and 14.81%, respectively, for the same quarter last year. Excluding an unusually large commercial mortgage prepayment fee that accounted for 8 cents of first quarter 2003 earnings and added .29% to ROA and 2.70% to ROE, earnings for the current quarter are up 5 cents, or 8%. Despite the first quarter increase, the negative influence on earnings of low interest rates continues. Net interest margin decreased by 67 basis points (.67%) from 5.02% in the first quarter of 2003 to 4.35% for the current quarter. As cautioned in the past and as more fully discussed in the market risk section of this Form 10-Q, net interest margin should be further negatively impacted whether interest rates continue at the present level, decline further, or increase. If, however, interest rates do increase, net interest margin should eventually be positively impacted.

Net Interest Income

      Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                                  Three Months Ended March 31,
                                                             ----------------------------------------------------------------------
                                                                            2004                                  2003
                                                             --------------------------------      --------------------------------
                                                              Average                 Average       Average                 Average
                                                              Balance     Interest      Rate        Balance     Interest      Rate
                                                             ---------    --------    -------      ---------    --------    -------
                                                                                     (dollars in thousands)
Assets
Federal funds sold .....................................     $  27,427     $    65        .95%     $  40,686     $   120       1.20%
Investment Securities:
  Taxable ..............................................       364,712       3,289       3.63        297,544       3,098       4.22
  Nontaxable (1) .......................................       151,014       2,409       6.38        145,188       2,279       6.28
Loans (1)(2) ...........................................       325,507       4,546       5.62        263,138       4,806       7.41
                                                             ---------     -------     ------      ---------     -------     ------
Total interest-earning assets ..........................       868,660      10,309       4.77        746,556      10,303       5.58
                                                                           -------     ------                    -------     ------
Allowance for loan losses ..............................        (2,499)                               (2,100)
                                                             ---------                             ---------
Net interest-earning assets ............................       866,161                               744,456
Cash and due from banks ................................        35,903                                32,187
Premises and equipment, net ............................         6,646                                 6,301
Other assets ...........................................         6,654                                 5,421
                                                             ---------                             ---------
                                                             $ 915,364                             $ 788,365
                                                             =========                             =========

Liabilities and
 Stockholders' Equity
Savings and money market deposits ......................     $ 445,475         725        .65      $ 413,236         939        .92
Time deposits ..........................................        34,588          92       1.07         31,230         114       1.48
Securities sold under
  repurchase agreements ................................        46,029         106        .93             --          --         --
                                                             ---------     -------     ------      ---------     -------     ------
Total interest-bearing liabilities .....................       526,092         923        .71        444,466       1,053        .96
                                                                           -------     ------                    -------     ------
Checking deposits (3) ..................................       292,999                               253,341
Other liabilities ......................................         5,591                                 5,861
                                                             ---------                             ---------
                                                               824,682                               703,668
Stockholders' equity ...................................        90,682                                84,697
                                                             ---------                             ---------
                                                             $ 915,364                             $ 788,365
                                                             =========                             =========

Net interest income (1) ................................                   $ 9,386                               $ 9,250
                                                                           =======                               =======
Net interest spread (1) ................................                                 4.06%                                 4.62%
                                                                                       ======                                ======
Net interest margin (1) ................................                                 4.35%                                 5.02%
                                                                                       ======                                ======

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

                                                                                         Three Months Ended March 31,
                                                                          ---------------------------------------------------------
                                                                                               2004 Versus 2003
                                                                                    Increase (decrease) due to changes in:
                                                                          ---------------------------------------------------------
                                                                                                            Rate/            Net
                                                                            Volume           Rate         Volume(2)         Change
                                                                          ---------       ---------       ---------       ---------
                                                                                                (in thousands)
Interest Income:
Federal funds sold .................................................      $     (39)      $     (25)      $       9       $     (55)
Investment securities:
 Taxable ...........................................................            705            (441)            (73)            191
 Nontaxable (1) ....................................................             91              37               2             130
Loans (1) ..........................................................          1,149          (1,171)           (238)           (260)
                                                                          ---------       ---------       ---------       ---------
Total interest income ..............................................          1,906          (1,600)           (300)              6
                                                                          ---------       ---------       ---------       ---------

Interest Expense:
Savings and money market deposits ..................................             74            (274)            (14)           (214)
Time deposits ......................................................             12             (32)             (2)            (22)
Securities sold under repurchase agreements ........................            106              --              --             106
                                                                          ---------       ---------       ---------       ---------
Total interest expense .............................................            192            (306)            (16)           (130)
                                                                          ---------       ---------       ---------       ---------
Increase (decrease) in net
 interest income ...................................................      $   1,714       $  (1,294)      $    (284)      $     136
                                                                          =========       =========       =========       =========

(1)   Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

      Net interest income on a tax-equivalent basis increased by $136,000, or 1.5%, from $9,250,000 for the first quarter of 2003 to $9,386,000 for the current quarter. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $1,714,000 and a negative rate variance of $1,294,000. It should be noted that without the large commercial mortgage prepayment fee in the first quarter of 2003, net interest income on a tax-equivalent basis would have been up by $700,000, or 8.1%, and the negative rate variance for loans would have been $564,000 lower.

      Volume Variance. When comparing the first quarter of 2004 to the same quarter last year, the Bank experienced continued growth in its core deposit products, with the largest increases occurring in checking, money-market-type savings balances, and attorney escrow balances. Core loan products also continued to grow, with the most significant growth occurring in residential mortgages and home equity lines. In addition, in response to continued downward pressure on net interest margin caused by low interest rates, management implemented strategy changes with respect to the Bank's securities portfolio in the latter half of 2003 which are continuing to positively impact earnings. These changes, which increased the volatility of the Bank's earnings, involved reducing the size of the short-term securities portfolio, increasing the size of the intermediate-term securities portfolio and loan portfolio, and using borrowings under repurchase agreements to pre-invest future security and loan cash flows. The aggregate positive impact of the core deposit and loan growth and the strategy changes made with respect to the Bank's securities portfolio largely comprise the positive volume variance of $1,714,000 and more than offset the negative impact of the downtrend in net interest margin discussed in the "Rate Variance" section that follows.

      When comparing the first quarter of 2004 to the same quarter last year, average checking deposits increased by $39.7 million, or 15.7%. Approximately $8.4 million of this growth is attributable to the Bank's three Manhattan branches which were opened in June 2003. In addition, at the end of the first quarter of 2003, the Bank introduced a free consumer checking product. Free checking balances increased by approximately $7 million when comparing the first quarter of 2004 to the same quarter last year. Although some of the free checking balances migrated from the Bank's other consumer checking products, a substantial portion came from new household relationships. Funding interest-earning asset growth with growth in checking deposits has a greater positive impact on net interest income than funding such growth with interest-bearing deposits because checking deposits, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation's key strategies for increasing earnings per share.

      Also when comparing first quarter of 2004 to the same quarter last year, average money-market-type deposit balances increased by $19.5 million, or 6.4%, and attorney escrow balances increased by $6.1 million, or 57.2%. In addition, average borrowings under repurchase agreements amounted to $46.0 million. With respect to the growth in money-market-type deposit balances, the largest components were growth in Select Savings and nonpersonal money market accounts.

      The Bank's new business solicitation program is a significant factor that favorably impacted growth in the average balances of checking accounts, money-market-type deposit accounts, and attorney escrow accounts. The Bank's attention to customer service, favorable conditions in the local economy, and the low interest rate environment are also believed to have made a contribution. Competitive pricing and customer demographics are believed to be other important factors with respect to growth in the average balance of money-market-type deposits. Perceived risk in the equity markets may have also played a role.

      The average balance of residential mortgage loans grew by $43.6 million, or 46%, from $94.8 million in the first quarter of 2003 to $138.4 million for the current quarter. Average outstandings on home equity loans and lines of credit grew by $3.8 million, or 12%, from $33.0 million in the first quarter of 2003 to $36.8 million for the current quarter. The low interest rate environment and a strong housing market on Long Island are important factors that favorably impacted the growth in both residential mortgages and home equity loans and lines. Another important factor was an aggressive promotion of 10-year fixed-rate mortgages executed in the latter half of 2003.

      Rate Variance. The persistence of low interest rates and the resulting negative impact on net interest margin, along with the fact that the first quarter of 2003 included the unusually large commercial mortgage prepayment fee of $564,000, are the primary reasons for the negative rate variance of $1,294,000. The fee added 31 basis points to net interest margin and net interest spread and 87 basis points to loan yield.

      Net interest margin decreased by 67 basis points when comparing the first quarter of 2004 to the same quarter last year. When applied to average total interest-earning assets of approximately $869 million for the first quarter of 2004, the decline in net interest margin results in a decrease in net interest income of approximately $1.5 million. The decrease in net interest margin occurred primarily because in the low interest rate environment variable rate loans continued to be adjusted to lower rates and proceeds from the maturity, amortization and prepayment of loans and securities continued to be reinvested at lower rates. To the extent that such loans and securities were funded by noninterest-bearing checking deposits and capital, there was no offsetting cost reduction. To the extent that such assets were funded by interest-bearing deposits, there was a reduction in the cost of such deposits but such reduction was not totally offsetting.

      Management believes that available yields will remain low in the upcoming year. If this were to occur and as a result assets continue to reprice and be reinvested at lower yields, the Bank's net interest margin will continue downward. In addition, the rate variance as depicted in the preceding table should become more negative. Conversely, while an increase in interest rates may initially have a negative impact on net interest margin, sustained higher interest rates should eventually have a positive impact.

Application of Critical Accounting Policies

      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the allowance for loan losses is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time and involves difficult and complex judgments about matters that are inherently uncertain. In the event that management's estimate needs to be adjusted based on, among other things, additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly different allowance for loan losses and thereby materially impact, either positively or negatively, the Bank's results of operations.

      The Bank's Reserve Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank's loan review officer. In addition, and in consultation with the Bank's Chief Financial Officer, the Reserve Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance. The Bank's allowance for loan losses is subject to periodic examination by the Office of the Comptroller of the Currency, the Bank's primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable losses.

      The first step in determining the allowance for loan losses is to identify loans in the Bank's portfolio that are individually deemed to be impaired. In doing so, subjective judgments need to be made regarding whether or not it is probable that a borrower will be unable to pay all principal and interest due according to contractual terms. Once a loan is identified as being impaired, management uses either the fair value of the underlying collateral or the discounted value of expected future cash flows to determine the amount of the impairment loss, if any, that needs to be included in the overall allowance for loan losses. Although appraisals are used as a starting point in estimating the fair value of real estate collateral, management also makes qualitative judgments based on its knowledge of the local real estate market, analysis of current economic conditions, and expectations with regard to conditions that may prevail in the future. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan's remaining life.

      In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed. Statistical information regarding the Bank's historical loss experience over a period of time is considered in making such estimates. However, future losses could vary significantly from those experienced in the past. In addition, management also considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others, national and local economic conditions, environmental risks, trends in volume and terms of loans, concentrations of credit, changes in lending policies and procedures, and experience, ability, and depth of the Bank's lending staff. Because of the nature of the factors and the difficulty in assessing their impact, management's resulting estimate of losses may not accurately reflect actual losses in the portfolio.

      Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Asset Quality

      The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at March 31, 2004 and December 31, 2003 are as follows:

                                                                              March 31,       December 31,
                                                                                2004              2003
                                                                            -----------       ------------
                                                                                 (dollars in thousands)
Nonaccruing loans ....................................................      $       213       $        97
Loans past due 90 days or more as to
 principal or interest payments and still accruing ...................              272               348
Foreclosed real estate ...............................................               --                --
                                                                            -----------       -----------
 Total nonperforming assets ..........................................              485               445
Troubled debt restructurings .........................................                3                 5
                                                                            -----------       -----------
 Total risk elements .................................................      $       488       $       450
                                                                            ===========       ===========

Nonaccruing loans as a percentage of total loans .....................              .07%              .03%
                                                                            ===========       ===========
Nonperforming assets as a percentage of total loans
 and foreclosed real estate ..........................................              .15%              .14%
                                                                            ===========       ===========
Risk elements as a percentage of total loans and
 foreclosed real estate ..............................................              .15%              .14%
                                                                            ===========       ===========

Allowance and Provision For Loan Losses

      The allowance for loan losses grew by $93,000 during the first quarter of 2004, amounting to $2,545,000 at March 31, 2004 as compared to $2,452,000 at December 31, 2003. The allowance represented approximately .8% of total loans at both dates. During the first quarter of 2004, the Bank had loan chargeoffs and recoveries of $12,000 and $5,000, respectively, and recorded a $100,000 provision for loan losses.

      The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated probable losses in the Bank's loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. As more fully discussed in the "Application of Critical Accounting Policies" section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

      The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank's borrowers and do affect the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent approximately 82% of the Bank's total loans outstanding at March 31, 2004. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

      Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of available-for-sale securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. When comparing the first quarter of 2004 to the same period last year, noninterest income increased by $74,000, or 5.0%. The increase is primarily comprised of an increase in service charge income of $51,000 and an increase in investment management income of $36,000.

      Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $346,000, or 6.1%, from $5,685,000 for the first quarter of 2003 to $6,031,000 for the same quarter this year. The increase is comprised of an increase in salaries of $124,000, or 4.9%, an increase in occupancy and equipment expense of $121,000, or 14.5%, and an increase in other operating expenses of $101,000, or 8.8%.

      The increase in salaries is primarily attributable to normal annual salary increases. The largest component of the increase in occupancy and equipment expense was an increase in rent expense resulting from the opening of the three New York City branches in June 2003. The largest components of the increase in other operating expenses are an increase in general insurance expense, due primarily to conditions in the insurance marketplace and increased levels of liability coverages, and an increase in consulting expense.

      Income tax expense as a percentage of book income ("effective tax rate") was 25.5% for the first three months of 2004 as compared to 26.3% for the same quarter last year. These percentages vary from the statutory Federal income tax rate of 34% primarily because of state income taxes and tax-exempt interest on municipal securities. The decrease in the Bank's effective tax rate is largely attributable to the fact that income on tax-exempt securities became a larger component of the Bank's income.

Capital

      The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 27.66%, 26.89% and 9.78%, respectively, at March 31, 2004 substantially exceed the requirements for a well-capitalized bank.

      Total stockholders' equity increased by $4,151,000, or from $89,291,000 at December 31, 2003 to $93,442,000 at March 31, 2004. The increase is primarily attributable to net income of $2,974,000 and unrealized gains on available-for-sale securities of $1,111,000.

      Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. During the first three months of 2004, the Corporation purchased 1,660 shares. As of March 31, 2004, the Corporation is authorized to purchase 52,083 shares under plans previously approved by the Board of Directors.

      The stock repurchase program has historically enhanced earnings per share and return on average stockholders' equity. Although the program only contributed one cent to per share earnings for the first quarter of 2004, it contributed 4 cents to full year 2003 earnings. The contribution to earnings per share is impacted by the volume of shares purchased, the price paid per share, and current interest rates.

      Market Liquidity. Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended March 31, 2004 as reported by Nasdaq was 887,425 shares, with an average daily volume of 3,508 shares. During this same twelve month period, the Corporation purchased 15,226 shares under its share repurchase program, 6,000 of which were purchased in open market transactions. Although the Corporation has had a stock repurchase program since 1988, if the Company reduces or discontinues the program it may negatively affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

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

      The Corporation's common stock is included in the Russell 3000(R) and 2000(R) Indices. The Corporation believes that inclusion in the Russell Indices positively impacts the price of its common stock and increases the stock's trading volume and liquidity. Conversely, if the Corporation's market capitalization falls below the minimum necessary to be included in the Indices at any future annual reconstitution date, the Corporation believes that this could adversely affect the price, volume and liquidity of its common stock.

Cash Flows and Liquidity

      Cash Flows. The Corporation's primary sources of cash are deposit growth, maturities and amortization of investment securities, operations, and borrowings under repurchase agreements. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation's share repurchase program. During the first quarter of 2004, the Corporation increased its cash and cash equivalent position by $13,414,000.

      Liquidity. The Corporation has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of approximately two years; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and intermediate and longer-term investment securities designated as available-for-sale. At March 31, 2004, the Corporation had $40,000,000 in federal funds sold, a short-term securities portfolio not subject to pledge agreements of $28,401,000, and intermediate and longer-term available-for-sale securities not subject to pledge agreements of $215,503,000. While maturities of shorter-term securities in the Corporation's portfolio provide a significant source of near term liquidity, the intermediate and longer-term securities provide higher current returns and their maturities will provide a significant source of liquidity in the future.

      The Corporation's primary external sources of liquidity are customer deposits and borrowings from brokerage firms, other commercial banks, and the Federal Reserve Bank of New York. The Bank's deposit base consists largely of core deposits from businesses and consumers in its local market area and does not include any brokered deposits. The Bank has the ability to borrow on a secured basis from brokerage firms under repurchase agreements. Although the Bank currently has repurchase agreements in place with three brokerage firms, these agreements do not represent legal commitments on the part of the brokerage firms to extend credit to the Bank. The amount that the Bank can potentially borrow under these agreements is believed to be currently in excess of $100 million and depends on, among other things, the amount and quality of the Bank's eligible collateral and the financial condition of the Bank. In 2003 the Bank began utilizing short-term borrowings under repurchase agreements to pre-invest cash flows from its securities and loan portfolios.

      The Bank can also borrow overnight federal funds on an unsecured basis under lines with other commercial banks. These lines in the aggregate amount of $30 million do not represent legal commitments to extend credit on the part of the other banks.

      As a backup to borrowing from brokerage firms and other commercial banks, the Bank is eligible to borrow on a secured basis at the Federal Reserve Bank ("FRB")
discount window under the primary credit program. Primary credit, which is normally extended on a very short-term basis, typically overnight, at a rate 100 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

Legislation

      Commercial checking deposits currently account for approximately 30% of the Bank's total deposits. Congress is considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank's earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank's future results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Bank invests in interest-earning assets which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits, and capital. The Bank's results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change. The principal objective of the Bank's asset/liability management activities is to maximize net interest income while at the same time maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

      Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank's net interest income. However, if the Bank does not decrease the rates paid on its savings and money market accounts as quickly or in the same amount as market decreases in the overnight federal funds rate or the prime lending rate, the magnitude of the positive impact will decline. In addition, rates may decrease to the point that the Bank can not reduce its savings and money market rates any further.

      If interest rates decline or have declined and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because 39% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

      Conversely, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its savings and money market accounts as quickly or in the same amount as market increases in the overnight federal funds rate, the prime lending rate, and other short-term market rates, the magnitude of the negative impact will decline. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

      The Bank monitors and controls interest rate risk through a variety of techniques including, among others, the use of interest rate sensitivity models. Through use of the models, the Bank projects future net interest income and then estimates the effect on projected net interest income of various changes in interest rates and balance sheet growth rates. The Bank also uses the models to calculate the change in net portfolio value over a range of interest rate change scenarios.

      Interest rate sensitivity modeling involves a variety of significant estimates and assumptions and is done at a specific point in time. Interest rate sensitivity modeling requires, among other things, estimates of: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will adjust because of projected changes in market interest rates; (2) future cash flows; and (3) discount rates.

      Changes in the estimates and assumptions made for interest rate sensitivity modeling could have a significant impact on projected results and conclusions. Therefore, interest rate sensitivity modeling may not accurately reflect the actual impact of changes in the interest rate environment on the Bank's net interest income or net portfolio value.

      The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation's net portfolio value at March 31, 2004 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the year ending March 31, 2005 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. The rate change information in the table shows estimates of net portfolio value at March 31, 2004 and net interest income for the year ending March 31, 2005 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax effected. In addition, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

      Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank's interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its saving and money market accounts as quickly or in the same amount as market increases in the overnight federal funds rate or the prime lending rate, the magnitude of the negative impact will decline. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, deposit rates are currently very low as indicated by the Bank's overall cost of deposits of 71 basis points for the first quarter of 2004. Therefore, while rates on many of the Bank's interest earning assets could drop by 100 or 200 basis points, deposit rates could not. It is for this reason that in rates down 100 basis points the projected increase in net interest income as compared to the base case is less than the projected decrease in rates up 100 basis points. In addition, as shown in the table, in rates down 200 basis points net income is actually less rather than more than the base case.

                                                                                              Net Interest Income
                                                           Net Portfolio Value (NPV)               Year Ended
                                                              at March 31, 2004                 March 31, 2005
                                                           ------------------------        ------------------------
                                                                           Percent                         Percent
                                                                           Change                          Change
                                                                            From                            From
Rate Change Scenario                                        Amount        Base Case         Amount        Base Case
--------------------------------------------------         --------       ---------        --------       ---------
                                                                           (dollars in thousands)
+ 200 basis point rate shock .....................         $ 56,844         (44.2)%        $ 27,641         (16.9)%
+ 100 basis point rate shock .....................           78,756         (22.7)           30,460          (8.5)
  Base case (no rate change) .....................          101,921            --            33,279            --
- 100 basis point rate shock .....................          126,473          24.1            34,587           3.9
- 200 basis point rate shock .....................          152,761          49.9            32,925          (1.1)

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

      Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation's purchases under the stock repurchase program during the first quarter of 2004 are set forth in the table that follows.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                      Total Number of
                                                                                    Shares Purchased as      Maximum Number of
                                                          Total       Average         Part of Publicly     of Shares that May Yet
                                                        Number of    Price Paid       Announced Plans      Be Purchased Under the
Period                                                   Shares      Per Share        or Programs (1)      Plans or Programs (1)
---------------------------------------------------     ---------    ----------     -------------------    ----------------------
January 1, 2004 to January 31, 2004 ...............          --            --                 --                  53,743
February 1, 2004 to Februrary 29, 2004 ............       1,660        $48.73              1,660                  52,083
March 1, 2004 to March 31, 2004 ...................          --            --                 --                  52,083

(1) All shares purchased by the Corporation under its stock repurchase program in the first quarter of 2004 were purchased under a 100,000 share plan approved by the Corporation's board of directors on January 21, 2003 and publicly announced on January 24, 2003. In addition, the Corporation publicly announced a 50,000 share program on April 24, 2003 under which no shares have yet been purchased. The Corporation's share repurchase plans do not have fixed expiration dates.

Item 6. Exhibits and Reports on Form 8-K

      a) The following exhibits are included herein.

Exhibit No.     Name
-----------     ----

   3            Bylaws, as amended

   31           Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

   32           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

      b) Reports on Form 8-K

      During the quarter ended March 31, 2004 (and thereafter to the date hereof) the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

      1) The Corporation filed a Form 8-K dated January 26, 2004 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition as of December 31, 2003 and results of operations for the year and quarterly period then ended, and (2) mailed a newsletter to its stockholders disclosing similar non-public information regarding the Corporation's financial condition as of December 31, 2003 and results of operations for the year then ended. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the newsletter to stockholders was furnished as Exhibit 99.2 to the Form 8-K filing.

      2) The Corporation filed a Form 8-K dated April 27, 2004 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition and results of operations as of and for the three month period ended March 31, 2004, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit
            99.2 to the Form 8-K filing.

                                   SIGNATURES

      Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

                                   THE FIRST OF LONG ISLAND CORPORATION
                                   ---------------------------------------------
                                   (Registrant)


Date: April 30, 2004               By /s/ MICHAEL N. VITTORIO
                                   ---------------------------------------------
                                   MICHAEL N. VITTORIO, PRESIDENT & CHIEF
                                   EXECUTIVE OFFICER
                                   (principal executive officer)


                                   By /s/ MARK D. CURTIS
                                   ---------------------------------------------
                                   MARK D. CURTIS
                                   SENIOR VICE PRESIDENT AND TREASURER
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX

                                                                  EXHIBIT BEGINS
EXHIBIT   DESCRIPTION                                               ON PAGE NO.
-------   -----------                                               -----------
     3    Bylaws, as amended                                             24

    31    Certification by Chief Executive Officer and                   38
            Chief Financial Officer In Accordance With Section
            302 Of The Sarbanes-Oxley Act of 2002

    32    Certification by Chief Executive Officer and                   40
             Chief Financial Officer In Accordance With Section
               906 Of The Sarbanes-Oxley Act of 2002