Form 10-Q
period 2004-06-30
FIRST OF LONG ISLAND CORP
filed 2004-08-06
CIK 740663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING AT JULY 26, 2004
-----                                               ----------------------------
Common stock, par value                                      4,096,630
    $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                                  JUNE 30, 2004
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets (Unaudited)
           June 30, 2004 And December 31, 2003                             1

           Consolidated Statements Of Income (Unaudited)
           Three and Six Months Ended June 30, 2004 And 2003               2

           Consolidated Statements Of Changes In
           Stockholders' Equity (Unaudited)
           Six Months Ended June 30, 2004 And 2003                         3

           Consolidated Statements Of Cash Flows (Unaudited)
           Six Months Ended June 30, 2004 And 2003                         4

           Notes To Unaudited Consolidated Financial Statements            5

Item 2.    Management's Discussion And Analysis Of
           Financial Condition And Results Of Operations                   8

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                     18

Item 4.    Controls and Procedures                                         20

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               21

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchase
           of Equity Securities                                            21

Item 4.    Submission of Matters To A Vote of Security Holders             21

Item 6.    Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                 23

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                           June 30,        December 31,
                                                                             2004              2003
                                                                        -------------     -------------
Assets:
   Cash and due from banks .........................................    $  40,569,000     $  31,430,000
   Federal funds sold ..............................................       13,500,000        30,000,000
                                                                        -------------     -------------
     Cash and cash equivalents .....................................       54,069,000        61,430,000
                                                                        -------------     -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $232,661,000 and $242,563,000) ...............      232,864,000       238,289,000
          Available-for-sale, at fair value (amortized cost
             of $318,723,000 and $275,745,000) .....................      317,389,000       281,138,000
                                                                        -------------     -------------
                                                                          550,253,000       519,427,000
                                                                        -------------     -------------
   Loans:
          Commercial and industrial ................................       51,795,000        47,886,000
          Secured by real estate ...................................      280,739,000       268,508,000
          Consumer .................................................        5,298,000         5,730,000
          Other ....................................................          426,000           729,000
                                                                        -------------     -------------
                                                                          338,258,000       322,853,000
          Unearned income ..........................................         (646,000)         (882,000)
                                                                        -------------     -------------
                                                                          337,612,000       321,971,000
          Allowance for loan losses ................................       (2,651,000)       (2,452,000)
                                                                        -------------     -------------
                                                                          334,961,000       319,519,000
                                                                        -------------     -------------

   Bank premises and equipment, net ................................        6,534,000         6,795,000
   Deferred income tax benefits ....................................          655,000                --
   Other assets ....................................................        6,790,000         7,093,000
                                                                        -------------     -------------
                                                                        $ 953,262,000     $ 914,264,000
                                                                        =============     =============
Liabilities:
   Deposits:
          Checking .................................................    $ 308,068,000     $ 297,454,000
          Savings and money market .................................      463,137,000       445,851,000
          Time, other ..............................................       17,969,000        17,422,000
          Time, $100,000 and over ..................................       28,489,000        16,428,000
                                                                        -------------     -------------
                                                                          817,663,000       777,155,000
   Securities sold under repurchase agreements .....................       41,632,000        41,184,000
   Accrued expenses and other liabilities ..........................        4,104,000         4,332,000
   Current income taxes payable ....................................          194,000           267,000
   Deferred income taxes payable ...................................               --         2,035,000
                                                                        -------------     -------------
                                                                          863,593,000       824,973,000
                                                                        -------------     -------------
Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 4,095,787 and 4,083,733 shares ......          409,000           408,000
   Surplus .........................................................          633,000           781,000
   Retained earnings ...............................................       89,428,000        84,864,000
                                                                        -------------     -------------
                                                                           90,470,000        86,053,000
   Accumulated other comprehensive income (loss) net of tax ........         (801,000)        3,238,000
                                                                        -------------     -------------
                                                                           89,669,000        89,291,000
                                                                        -------------     -------------
                                                                        $ 953,262,000     $ 914,264,000
                                                                        =============     =============

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Six Months Ended June 30,    Three Months Ended June 30,
                                                                 --------------------------    ---------------------------
                                                                     2004           2003           2004            2003
                                                                 -----------    -----------    -----------     -----------
Interest income:
    Loans ...................................................    $ 9,177,000    $ 9,017,000    $ 4,633,000     $ 4,214,000
    Investment securities:
        Taxable .............................................      6,630,000      5,818,000      3,341,000       2,720,000
        Nontaxable ..........................................      3,200,000      3,047,000      1,610,000       1,543,000
    Federal funds sold ......................................        128,000        310,000         63,000         190,000
                                                                 -----------    -----------    -----------     -----------
                                                                  19,135,000     18,192,000      9,647,000       8,667,000
                                                                 -----------    -----------    -----------     -----------
Interest expense:
    Savings and money market deposits .......................      1,403,000      1,788,000        678,000         849,000
    Time deposits ...........................................        206,000        231,000        114,000         117,000
    Securities sold under repurchase agreements .............        194,000             --         88,000              --
                                                                 -----------    -----------    -----------     -----------
                                                                   1,803,000      2,019,000        880,000         966,000
                                                                 -----------    -----------    -----------     -----------
        Net interest income .................................     17,332,000     16,173,000      8,767,000       7,701,000
Provision for loan losses ...................................        200,000        150,000        100,000          75,000
                                                                 -----------    -----------    -----------     -----------
Net interest income after provision for loan losses .........     17,132,000     16,023,000      8,667,000       7,626,000
                                                                 -----------    -----------    -----------     -----------

Noninterest income:
    Investment Management Division income ...................        704,000        618,000        348,000         298,000
    Service charges on deposit accounts .....................      1,974,000      1,795,000      1,034,000         906,000
    Net gains on sales of available-for-sale securities .....         93,000        233,000             --         110,000
    Other ...................................................        359,000        356,000        189,000         203,000
                                                                 -----------    -----------    -----------     -----------
                                                                   3,130,000      3,002,000      1,571,000       1,517,000
                                                                 -----------    -----------    -----------     -----------
Noninterest expense:
    Salaries ................................................      5,333,000      5,128,000      2,697,000       2,616,000
    Employee benefits .......................................      2,415,000      2,362,000      1,222,000       1,169,000
    Occupancy and equipment expense .........................      1,801,000      1,628,000        846,000         794,000
    Other operating expenses ................................      2,591,000      2,439,000      1,344,000       1,293,000
                                                                 -----------    -----------    -----------     -----------
                                                                  12,140,000     11,557,000      6,109,000       5,872,000
                                                                 -----------    -----------    -----------     -----------

        Income before income taxes ..........................      8,122,000      7,468,000      4,129,000       3,271,000
Income tax expense ..........................................      2,086,000      1,865,000      1,067,000         761,000
                                                                 -----------    -----------    -----------     -----------
        Net income ..........................................    $ 6,036,000    $ 5,603,000    $ 3,062,000     $ 2,510,000
                                                                 ===========    ===========    ===========     ===========

Weighted average:
    Common shares ...........................................      4,092,434      4,092,547      4,093,714       4,068,770
    Dilutive stock options ..................................         92,381         81,035         84,512          78,927
                                                                 -----------    -----------    -----------     -----------
                                                                   4,184,815      4,173,582      4,178,226       4,147,697
                                                                 ===========    ===========    ===========     ===========

Earnings per share:
    Basic ...................................................    $      1.47    $      1.37    $       .74     $       .62
                                                                 ===========    ===========    ===========     ===========
    Diluted .................................................    $      1.44    $      1.34    $       .73     $       .60
                                                                 ===========    ===========    ===========     ===========

See notes to unaudited consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                     ----------------------------------------------------------------------------------------------
                                                                 Six Months Ended June 30, 2004
                                     ----------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                           Other
                                          Common Stock                        Compre-                      Compre-
                                     ----------------------                   hensive       Retained       hensive
                                      Shares       Amount       Surplus       Income        Earnings    Income (Loss)     Total
                                     ---------   ----------   -----------   -----------   ------------  -------------  ------------
Balance, January 1, 2004 ..........  4,083,733   $  408,000   $   781,000                 $ 84,864,000   $ 3,238,000   $ 89,291,000
  Net Income ......................                                         $ 6,036,000      6,036,000                    6,036,000
  Repurchase and retirement
      of common stock .............    (16,130)      (2,000)     (762,000)                                                 (764,000)
  Exercise of stock options .......     28,184        3,000       577,000                                                   580,000
  Tax benefit of stock options ....                                37,000                                                    37,000
  Cash dividends declared -
    $.36 per share ................                                                         (1,472,000)                  (1,472,000)
  Unrealized losses on available-
    for-sale-securities, net of
      income taxes ................                                          (4,039,000)                  (4,039,000)    (4,039,000)
                                                                            -----------
  Comprehensive income ............                                         $ 1,997,000
                                     ---------   ----------   -----------   ===========   ------------   -----------   ------------
Balance, June 30, 2004 ............  4,095,787   $  409,000   $   633,000                 $ 89,428,000   $  (801,000)  $ 89,669,000
                                     =========   ==========   ===========                 ============   ===========   ============

                                     ----------------------------------------------------------------------------------------------
                                                                 Six Months Ended June 30, 2003
                                     ----------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                           Other
                                          Common Stock                        Compre-                      Compre-
                                     ----------------------                   hensive       Retained       hensive
                                      Shares       Amount       Surplus       Income        Earnings    Income (Loss)     Total
                                     ---------   ----------   -----------   -----------   ------------  -------------  ------------
Balance, January 1, 2003 ..........  4,161,173   $  416,000   $   724,000                 $ 80,354,000   $ 3,948,000   $ 85,442,000
  Net Income ......................                                         $ 5,603,000      5,603,000                    5,603,000
  Repurchase and retirement
    of common stock ...............   (122,085)     (12,000)   (4,352,000)                                               (4,364,000)
  Exercise of stock options .......     35,483        3,000       536,000                                                   539,000
  Tax benefit of stock options ....                                57,000                                                    57,000
  Cash dividends declared -
    $.34 per share ................                                                         (1,385,000)                  (1,385,000)
  Unrealized gains on available-
    for-sale-securities, net of
      income taxes ................                                             814,000                      814,000        814,000
  Transfer from retained
    earnings to surplus ...........                             4,000,000                   (4,000,000)                          --
                                                                            -----------
  Comprehensive income ............                                         $ 6,417,000
                                     ---------   ----------   -----------   ===========   ------------   -----------   ------------
Balance, June 30, 2003 ............  4,074,571   $  407,000   $   965,000                 $ 80,572,000   $ 4,762,000   $ 86,706,000
                                     =========   ==========   ===========                 ============   ===========   ============

See notes to unaudited consolidated financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                                -----------------------------
                                                                                    2004             2003
                                                                                ------------     ------------
Cash Flows From Operating Activities:
  Net income ................................................................   $  6,036,000     $  5,603,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses .............................................        200,000          150,000
      Deferred income tax credit ............................................         (2,000)         (86,000)
      Depreciation and amortization .........................................        655,000          635,000
      Premium amortization on investment securities, net ....................      1,389,000        2,352,000
      Gains on sales of available-for-sale securities .......................        (93,000)        (233,000)
      Increase in prepaid income taxes ......................................             --         (215,000)
      Decrease in other assets ..............................................        303,000            9,000
      Decrease in accrued expenses and other liabilities ....................       (230,000)        (693,000)
      Decrease in income taxes payable ......................................        (36,000)        (232,000)
                                                                                ------------     ------------
        Net cash provided by operating activities ...........................      8,222,000        7,290,000
                                                                                ------------     ------------

Cash Flows From Investing Activities:
  Proceeds from sales of available-for-sale securities ......................         95,000          237,000
  Proceeds from maturities and redemptions of investment securities:
    Held-to-maturity ........................................................     59,663,000       50,295,000
    Available-for-sale ......................................................     25,404,000       35,006,000
  Purchase of investment securities:
    Held-to-maturity ........................................................    (54,989,000)     (43,946,000)
    Available-for-sale ......................................................    (69,022,000)     (52,287,000)
  Net increase in loans to customers ........................................    (15,642,000)     (14,015,000)
  Purchases of bank premises and equipment ..................................       (394,000)      (1,145,000)
                                                                                ------------     ------------
      Net cash provided by (used in) investing activities ...................    (54,885,000)     (25,855,000)
                                                                                ------------     ------------

Cash Flows From Financing Activities:
  Net increase in total deposits ............................................     40,508,000       48,142,000
  Net increase in securities sold under repurchase agreements ...............        448,000               --
  Proceeds from exercise of stock options ...................................        580,000          539,000
  Repurchase and retirement of common stock .................................       (764,000)      (4,364,000)
  Cash dividends paid .......................................................     (1,470,000)      (1,415,000)
                                                                                ------------     ------------
      Net cash provided by financing activities .............................     39,302,000       42,902,000
                                                                                ------------     ------------
Net increase (decrease) in cash and cash equivalents ........................     (7,361,000)      24,337,000
Cash and cash equivalents, beginning of year ................................     61,430,000       67,229,000
                                                                                ------------     ------------
Cash and cash equivalents, end of period ....................................   $ 54,069,000     $ 91,566,000
                                                                                ============     ============

Supplemental Schedule of Noncash:

Investing Activities
  Unrealized gains (losses) on available-for-sale securities ................   $ (6,727,000)    $  1,319,000

Financing Activities
  Cash dividends payable ....................................................      1,472,000        1,385,000
  Tax benefit from exercise of employee stock options .......................         37,000           57,000

The Corporation made interest payments of $1,767,000 and $2,036,000 and income tax payments of $2,125,000 and $2,398,000 during the first six months of 2004 and 2003, respectively.

See notes to unaudited consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                                  JUNE 30, 2004
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      The consolidated financial information included herein as of and for the periods ended June 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2003 consolidated balance sheet was derived from the Corporation's December 31, 2003 audited consolidated financial statements.

2.    Stock-based Compensation

      At June 30, 2004, the Corporation had two stock option and appreciation rights plans. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is recorded for stock options, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. If there had been any stock appreciation rights outstanding, compensation costs would have been recorded based on the quoted market price of the Corporation's stock at the end of the period.

      The following table illustrates the effect on net income and earnings per share of applying the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" to stock-based employee compensation.

                                                            Six Months Ended
                                                        -----------------------
                                                         6/30/04       6/30/03
                                                        ---------     ---------
                                                            (in thousands)

Net income, as reported .............................   $   6,036     $   5,603
Deduct: Total cost of stock-based employee
  compensation expense determined under
    fair value based method for all awards,
       net of related tax effects ...................        (182)         (160)
                                                        ---------     ---------
Pro forma net income ................................   $   5,854     $   5,443
                                                        =========     =========

Earnings per share:
  Basic - as reported ...............................   $    1.47     $    1.37
  Basic - pro forma .................................   $    1.43     $    1.33
  Diluted - as reported .............................   $    1.44     $    1.34
  Diluted - pro forma ...............................   $    1.40     $    1.31

                                                          Three Months Ended
                                                        -----------------------
                                                         6/30/04       6/30/03
                                                        ---------     ---------
                                                             (in thousands)

Net income, as reported .............................   $   3,062     $   2,510
Deduct: Total cost of stock-based employee
  compensation expense determined under
    fair value based method for all awards,
       net of related tax effects ...................         (96)          (76)
                                                        ---------     ---------
Pro forma net income ................................   $   2,966     $   2,434
                                                        =========     =========

Earnings per share:
  Basic - as reported ...............................   $    0.74     $    0.62
  Basic - pro forma .................................   $    0.72     $    0.60
  Diluted - as reported .............................   $    0.73     $    0.60
  Diluted - pro forma ...............................   $    0.71     $    0.59

      Options to purchase 33,165 shares of common stock at $47.89 per share were outstanding at June 30, 2004 and for the quarterly period then ended but were not included in the computation of diluted earnings per share for the second quarter because the options' exercise price was greater than the average market price of the common shares. These options were issued on January 20, 2004 and expire ten years from the date of grant.

3.    Comprehensive Income

      As shown in the consolidated statements of changes in stockholders' equity, comprehensive income was $1,997,000 and $6,417,000 for the six months ended June 30, 2004 and 2003, respectively. For the quarters ended June 30, 2004 and 2003, comprehensive income (loss) was $(2,088,000) and $3,263,000, respectively.

4.    Stockholders' Equity

      The line captioned repurchase and retirement of common stock in the Consolidated Statement of Changes in Stockholders' Equity includes shares of common stock tendered upon the exercise of stock options. For the six months ended June 30, 2004, 5,860 shares of common stock with a value of $288,000 were tendered and for the same period in 2003, 4,546 shares with a value of $162,000 were tendered.

5.    Defined Benefit Pension Plan

      The following table sets forth the components of net periodic pension cost for accounting purposes.

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                                  (in thousands)
Service cost, net of plan participant contributions ......   $    336         $    252
Interest cost ............................................        314              285
Expected return on plan assets ...........................       (352)            (272)
Net amortization and deferral ............................         36               12
                                                             --------         --------
Net pension cost .........................................   $    334         $    277
                                                             ========         ========

      The Bank makes cash contributions to the pension plan (the "Plan") which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank's cash contributions are usually made once a year just prior to the Plan's year end of September 30.

      The Bank made no cash contributions to the Plan during the six months ended June 30, 2004 or 2003. The Bank currently expects to make a cash contribution to the Plan of approximately $1,183,000 on or before September 30, 2004, representing the maximum tax deductible contribution for the Plan year then ended. In September 2003, the Bank contributed $1,407,929 to the Pension Plan representing the maximum tax deductible contribution for the Plan year ended September 30, 2003.

6.    Gain Contingency

      The Bank negotiated a settlement with the Nassau County attorney whereby the Bank agreed to discontinue its real estate tax protest proceedings with respect to one of its branch locations in return for a refund of taxes previously paid in the approximate amount of $440,000. This settlement is subject to the approval of the Nassau County legislature and, if approved, the Bank would be required to pay its legal counsel in these proceedings one-third of the gross settlement amount.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation's financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank's wholly-owned subsidiaries, The First of Long Island Agency, Inc., The First of Long Island REIT, Inc., and FNY Service Corp., an investment company. The consolidated entity is referred to as the "Corporation" and the Bank and its subsidiaries are collectively referred to as the "Bank." The Bank's primary service area has historically been Nassau and Suffolk Counties, Long Island. However, the Bank opened three new commercial banking branches in Manhattan in the second quarter of 2003 and may open additional Manhattan branches in the future.

Overview

      During the first six months of 2004 the Corporation experienced continued growth in the average balances of several key deposit and loan products. When compared to the corresponding period last year, average checking balances were up 14%, or $37.6 million, balances on residential mortgage loans and lines were up 37%, or $48.8 million, and commercial loan balances were up 38%, or $15.5 million. In addition, money-market-type savings balances grew by 6%, or $18.8 million, and attorney escrow balances grew by 56%, or $6.6 million. Growth in these key product categories along with the continued impact of strategy changes made during the latter half of 2003 with respect to the Corporation's securities portfolio were significant items that positively impacted earnings for the first half of 2004 and helped to offset the negative influence of low interest rates. The Corporation's share repurchase program also had a positive impact.

      For the first six months of 2004 the Corporation earned $1.44 per share and returned 1.31% on average total assets ("ROA") and 13.34% on average total equity ("ROE"). This compares to earnings of $1.34 per share and returns on assets and equity of 1.40% and 13.26%, respectively, for the same period last year. Excluding an unusually large commercial mortgage prepayment fee that contributed 8 cents to earnings per share in the first quarter of 2003, earnings per share for the six month period are up 18 cents, or 14%. Second quarter earnings growth was even stronger than that experienced for the six-month period as earnings per share were up 13 cents, or 22%, from 60 cents in the second quarter of 2003 to 73 cents for the current quarter. Earnings growth, particularly for the second quarter, was helped by the fact that reinvestment rates improved and prepayments on mortgage securities declined. Reduced prepayments enabled the Bank to amortize premiums on these securities slower.

      Despite the six-month and second quarter earnings increases, the low interest rate environment remains challenging. Net interest margin was 36 basis points (.36%) lower in the first half of 2004 than the corresponding period in 2003. Even though net interest margin stabilized during the first six months of 2004, it could, as cautioned in the past, decline further regardless of whether interest rates continue at their present level, move downward, or increase. The impact of a change in interest rates on net interest margin depends on, among other things, the amount of the change, whether or not the change impacts both short and long-term rates at the same time and in the same amount, and the degree to which rates on the Bank's loans and deposits are subject to competitive and other pressures.

Net Interest Income

      Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                   Six Months Ended June 30,
                                           ------------------------------------------------------------------------
                                                          2004                                  2003
                                           ----------------------------------    -----------------------------------
                                            Average                  Average      Average                  Average
                                            Balance     Interest      Rate        Balance     Interest      Rate
                                           ---------    ---------   ---------    ---------    ---------   ---------
                                                                    (dollars in thousands)
Assets
Federal funds sold .....................   $  26,651    $     128         .97%   $  52,725    $     310        1.19%
Investment Securities:
  Taxable ..............................     372,183        6,630        3.58      292,519        5,818        4.01
  Nontaxable (1) .......................     151,950        4,848        6.38      149,999        4,617        6.16
Loans (1)(2) ...........................     328,762        9,181        5.62      266,223        9,023        6.83
                                           ---------    ---------   ---------    ---------    ---------   ---------
Total interest-earning assets ..........     879,546       20,787        4.75      761,466       19,768        5.22
                                                        ---------    ---------                ---------   ---------
Allowance for loan losses ..............      (2,552)                               (2,136)
                                           ---------                             ---------
Net interest-earning assets ............     876,994                               759,330
Cash and due from banks ................      35,898                                33,341
Premises and equipment, net ............       6,567                                 6,394
Other assets ...........................       6,580                                 5,413
                                           ---------                             ---------
                                           $ 926,039                             $ 804,478
                                           =========                             =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ......   $ 448,808        1,403         .63    $ 418,414        1,788         .86
Time deposits ..........................      38,926          206        1.06       33,220          231        1.40
Securities sold under
  repurchase agreements ................      43,094          194         .91           --           --          --
                                           ---------    ---------   ---------    ---------    ---------   ---------
Total interest-bearing liabilities .....     530,828        1,803         .68      451,634        2,019         .90
                                                        ---------   ---------                 ---------   ---------
Checking deposits (3) ..................     299,438                               261,838
Other liabilities ......................       4,814                                 5,788
                                           ---------                             ---------
                                             835,080                               719,260
Stockholders' equity ...................      90,959                                85,218
                                           ---------                             ---------
                                           $ 926,039                             $ 804,478
                                           =========                             =========

Net interest income (1) ................                $  18,984                             $  17,749
                                                        =========                             =========
Net interest spread (1) ................                                 4.07%                                 4.32%
                                                                    =========                             =========
Net interest margin (1) ................                                 4.34%                                 4.70%
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

                                                              Six Months Ended June 30,
                                                                   2004 Versus 2003
                                                    -----------------------------------------------
                                                        Increase (decrease) due to changes in:
                                                    -----------------------------------------------
                                                                               Rate/         Net
                                                     Volume        Rate      Volume (2)     Change
                                                    --------     --------    ----------    --------
                                                                     (in thousands)
Interest Income:
Federal funds sold .............................    $   (154)    $    (58)    $     30     $   (182)
Investment securities:
  Taxable ......................................       1,589         (623)        (154)         812
  Nontaxable (1) ...............................          60          169            2          231
Loans (1) ......................................       2,125       (1,614)        (353)         158
                                                    --------     --------     --------     --------
Total interest income ..........................       3,620       (2,126)        (475)       1,019
                                                    --------     --------     --------     --------

Interest Expense:
Savings and money market deposits ..............         130         (485)         (30)        (385)
Time deposits ..................................          40          (56)          (9)         (25)
Securities sold under repurchase agreements ....         194           --           --          194
                                                    --------     --------     --------     --------
Total interest expense .........................         364         (541)         (39)        (216)
                                                    --------     --------     --------     --------
Increase (decrease) in net
  interest income ..............................    $  3,256     $ (1,585)    $   (436)    $  1,235
                                                    ========     ========     ========     ========

(1)   Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

      Net interest income on a tax-equivalent basis increased by $1,235,000, or 7.0%, from $17,749,000 for the first half of 2003 to $18,984,000 for same period this year. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $3,256,000 and a negative rate variance of $1,585,000. It should be noted that without the large commercial mortgage prepayment fee in the first quarter of 2003, net interest income on a tax-equivalent basis would have been up by $1,799,000, or 10.5%, and the negative rate variance for loans would have been $564,000 lower.

      Volume Variance. When comparing the first half of 2004 to the same period last year, the Bank experienced continued growth in its core deposit products, with the largest increases occurring in checking, money-market-type savings balances, and attorney escrow balances. Core loan products also continued to grow, with the most significant growth occurring in residential mortgages, commercial loans and home equity lines. In addition, in response to continued downward pressure on net interest margin caused by low interest rates, management implemented strategy changes with respect to the Bank's securities portfolio in the latter half of 2003 which are continuing to positively impact earnings. These changes, which increased the volatility of the Bank's earnings, involved reducing the size of the short-term securities portfolio, increasing the size of the intermediate-term securities portfolio and loan portfolio, and using borrowings under repurchase agreements to pre-invest future security and loan cash flows. The aggregate positive impact of the core deposit and loan growth and the strategy changes made with respect to the Bank's securities portfolio largely comprise the positive volume variance of $3,256,000 and more than offset the negative impact of the reduction in net interest margin discussed in the "Rate Variance" section that follows.

      When comparing the first half of 2004 to the same period last year, average checking deposits increased by $37.6 million, or 14.4%. A portion of the increase is attributable to the Bank's establishment of three Manhattan branches in June 2003 and the introduction by the Bank of a free consumer checking product in the first quarter of 2003. Funding interest-earning asset growth with growth in checking deposits has a greater positive impact on net interest income than funding such growth with interest-bearing deposits because checking deposits, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation's key strategies for increasing earnings per share.

      Also when comparing first half of 2004 to the same period last year, average money-market-type deposit balances increased by $18.8 million, or 6.1%, and attorney escrow balances increased by $6.6 million, or 55.6%. In addition, average borrowings under repurchase agreements amounted to $43.1 million. With respect to the growth in money-market-type deposit balances, the largest components were growth in Select Savings, a statement savings account that earns a higher money market rate, and nonpersonal money market accounts.

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

      The average balance of residential mortgage loans grew by $45.3 million, or 46.7%, from $97.0 million in the first half of 2003 to $142.3 million for the same period this year. Average outstandings on home equity loans and lines of credit grew by $3.5 million, or 10.4%, from $33.8 million in the first half of 2003 to $37.3 million for the same period this year. The low interest rate environment along with a strong housing market and stable unemployment rates on Long Island are important factors that favorably impacted the growth in both residential mortgages and home equity loans and lines. Another important factor was an aggressive promotion of 10-year fixed-rate mortgages executed in the latter half of 2003 and the continued promotion of 10-year fixed rate mortgages during 2004.

      Rate Variance. The persistence of low interest rates and the resulting negative impact on net interest margin, along with the fact that the first half of 2003 included the unusually large commercial mortgage prepayment fee of $564,000, are the primary reasons for the negative rate variance of $1,585,000. The large prepayment fee added 15 basis points to net interest margin and net interest spread and 43 basis points to loan yield.

      Net interest margin decreased by 36 basis points when comparing the first half of 2004 to the same period last year. When applied to average total interest-earning assets of approximately $880 million for the first half of 2004, the decline in net interest margin results in a decrease in net interest income of approximately $1.6 million for the six month period. The decrease in net interest margin occurred primarily because with the passage of time in the low interest rate environment more variable rate loans had adjusted to lower rates and proceeds from the maturity, amortization and prepayment of loans and securities continued to be reinvested at lower rates. To the extent that these loans and securities were funded by noninterest-bearing checking deposits and capital, there was no offsetting cost reduction. To the extent that they were funded by interest-bearing deposits, there was a reduction in the cost of such deposits but such reduction was not totally offsetting.

      If it were not for the fact that reinvestment rates improved and prepayments on mortgage securities slowed during the first half of 2004, particularly during the second quarter, the decrease in net interest margin would have been more severe. The decrease in prepayments enabled the Bank to amortize premiums on mortgage securities slower.

      Management believes that available yields will remain relatively low for the balance of 2004. If this were to occur, more of the Bank's loans and securities will be repriced or reinvested at low yields. Despite the fact that the Bank's net interest margin stabilized during the first six months of 2004, this could exert further pressure on net interest margin and cause net interest margin to move downward from its present level. In addition, the rate variance as depicted in the preceding table could become more negative. Furthermore, while an upward movement in interest rates could also have a negative impact on net interest margin, sustained higher interest rates should eventually have a positive impact. Item 3 of this Form 10-Q includes a more complete discussion of the impact of interest rate movements on the Bank's net interest income.

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

      The first step in determining the allowance for loan losses is to identify loans in the Bank's portfolio that are individually deemed to be impaired. In doing so, subjective judgments need to be made regarding whether or not it is probable that a borrower will be unable to pay all principal and interest due according to contractual terms. Once a loan is identified as being impaired, management uses the fair value of the underlying collateral and/or the discounted value of expected future cash flows to determine the amount of the impairment loss, if any, that needs to be included in the overall allowance for loan losses. In estimating the fair value of real estate collateral management makes qualitative judgments based on its knowledge of the local real estate market, analyses of current economic conditions, and expectations with regard to conditions that may prevail in the future. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan's remaining life.

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

Asset Quality

      The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at June 30, 2004 and December 31, 2003 are as follows:

                                                             June 30,     December 31,
                                                               2004           2003
                                                            ----------    ------------
                                                              (dollars in thousands)
Nonaccruing loans .......................................   $       17     $       97
Loans past due 90 days or more as to
  principal or interest payments and still accruing .....           --            348
Foreclosed real estate ..................................           --             --
                                                            ----------     ----------
  Total nonperforming assets ............................           17            445
Troubled debt restructurings ............................            2              5
                                                            ----------     ----------
  Total risk elements ...................................   $       19     $      450
                                                            ==========     ==========

Nonaccruing loans as a percentage of total loans ........          .01%           .03%
                                                            ==========     ==========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ............................          .01%           .14%
                                                            ==========     ==========
Risk elements as a percentage of total loans and
  foreclosed real estate ................................          .01%           .14%
                                                            ==========     ==========

Allowance and Provision For Loan Losses

      The allowance for loan losses grew by $199,000 during the first half of 2004, amounting to $2,651,000 at June 30, 2004 as compared to $2,452,000 at
December 31, 2003. The allowance represented approximately .8% of total loans at each date. During the first half of 2004, the Bank had loan chargeoffs and recoveries of $16,000 and $15,000, respectively, and recorded a $200,000 provision for loan losses.

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

      The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank's borrowers and do affect the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent approximately 83% of the Bank's total loans outstanding at June 30, 2004. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

      Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of available-for-sale securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. When comparing the first half of 2004 to the same period last year, noninterest income increased by $128,000, or 4.3%. The increase is primarily comprised of the net effect of an increase in service charge income of $179,000, an increase in Investment Management Division income of $86,000, and a decrease in net gains on sales of available-for-sale securities of $140,000. The increase in service charge income is due to a revision of the Bank's service charge schedule effective January 1, 2004 and a reduction in service charge waivers and reversals.

      Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $583,000, or 5.0%, from $11,557,000 for the first half of 2003 to $12,140,000 for the same period this
year. The increase is primarily comprised of an increase in salaries of $205,000, or 4.0%, an increase in occupancy and equipment expense of $173,000, or 10.6%, and an increase in other operating expenses of $152,000, or 6.2%.

      The increase in salaries is primarily attributable to normal annual salary increases. The largest component of the increase in occupancy and equipment expense was an increase in rent expense resulting from the opening of the three New York City branches in June 2003. The largest components of the increase in other operating expenses are an increase in general insurance expense, due primarily to conditions in the insurance marketplace and increased levels of liability coverages, an increase in consulting expense, and an increase in external audit expense. The documenting and testing of internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 accounts for a portion of the increase in both consulting and external audit expense.

      Income tax expense as a percentage of book income ("effective tax rate") was 25.7% for the first six months of 2004 as compared to 25.0% for the corresponding period last year. The benefit of tax-exempt interest on municipal securities results in an effective tax rate that is considerably lower than the statutory Federal income tax rate of 34% despite state income taxes. The increase in the Bank's effective tax rate is largely attributable to the fact that income on tax-exempt securities became a smaller component of the Bank's income.

Results of Operations - Three Months Ended June 30, 2004 Versus June 30, 2003

      Net income for the second quarter of 2004 was $3,062,000, or $.73 per share, as compared to $2,510,000, or $.60 per share, for the same quarter last year. The increase in net income is largely comprised of an increase in net interest income of $1,066,000, as partially offset by an increase in noninterest expense of $237,000.

      The reasons for the increase in net interest income are the same as those discussed with respect to the six month period. However, the improvement in reinvestment rates and the slowing of prepayments on mortgage securities had greater positive impact when comparing the second quarter of 2004 to the same quarter last year than when comparing the first quarter periods.

      The reasons for the increase in noninterest expense are the same as those discussed with respect to the six month period. However, the Manhattan branches had greater impact when comparing the first quarter of 2004 to the same quarter last year than when comparing the second quarter periods.

Capital

      The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 27.84%, 27.05% and 9.66%, respectively, at June 30, 2004 substantially exceed the requirements for a well-capitalized bank.

      Total stockholders' equity increased by $378,000, or from $89,291,000 at December 31, 2003 to $89,669,000 at June 30, 2004. The increase is primarily attributable to net income of $6,036,000, as largely offset by unrealized losses on available-for-sale securities of $4,039,000 and cash dividends declared of $1,472,000.

      Stock Repurchase Program. Since 1988, the Corporation has had a stock repurchase program under which it can purchase, from time to time, shares of its own common stock in market or private transactions. During the first six months of 2004 the Corporation purchased 10,270 shares under plans previously approved by the Board of Directors and, as of June 30, 2004, is still authorized to purchase 43,473 shares.

      The stock repurchase program has historically enhanced earnings per share and return on average stockholders' equity. The program is estimated to have contributed two cents of the ten cents increase in earnings per share for the first half of 2004. The contribution to earnings per share is impacted by the volume of shares purchased, the price paid per share, and current interest rates.

      Market Liquidity. Trading in the Corporation's common stock is limited. The total trading volume for the twelve months ended June 30, 2004 as reported by Nasdaq was 786,953 shares, with an average daily volume of 3,123 shares. During this same twelve-month period, the Corporation purchased 17,409 shares under its share repurchase program, 7,980 of which were purchased in open market transactions. Although the Corporation has had a stock repurchase program since 1988, if the Company reduces or discontinues the program it may negatively affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both.

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

Cash Flows and Liquidity

      Cash Flows. The Corporation's primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowings under repurchase agreements. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation's share repurchase program. During the first half of 2004, the Corporation's cash and cash equivalent position decreased by $7,361,000.

      Liquidity. The Corporation has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of approximately two years; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and intermediate and longer-term investment securities designated as available-for-sale. At June 30, 2004, the Corporation had $13,500,000 in federal funds sold, a short-term securities portfolio not subject to pledge agreements of $71,195,000, and intermediate and longer-term available-for-sale securities not subject to pledge agreements of $220,343,000. While maturities of shorter-term securities in the Corporation's portfolio provide a significant source of near term liquidity, the intermediate and longer-term securities provide higher current returns and their maturities will provide a significant source of liquidity in the future.

      The Corporation's primary external sources of liquidity are customer deposits and borrowings from brokerage firms, other commercial banks, and the Federal Reserve Bank of New York. The Bank's deposit base primarily consists of core deposits from businesses and consumers in its local market area and does not include any brokered deposits. The Bank has the ability to borrow on a secured basis from brokerage firms under repurchase agreements. Although the Bank currently has repurchase agreements in place with four brokerage firms, these agreements do not represent legal commitments on the part of the brokerage firms to extend credit to the Bank. The amount that the Bank can potentially borrow under these agreements is believed to be currently in excess of $100 million and depends on, among other things, the amount and quality of the Bank's eligible collateral and the financial condition of the Bank. In 2003 the Bank began utilizing short-term borrowings under repurchase agreements to pre-invest cash flows from its securities and loan portfolios.

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

      Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank's net interest income. However, if the Bank does not decrease the rates paid on its savings and money market accounts as quickly or in the same amount as market decreases in the overnight federal funds rate or the prime lending rate, the magnitude of the positive impact will decline. In addition, rates may decrease to the point that the Bank cannot reduce its savings and money market rates any further.

      If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because 40% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

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

      The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation's net portfolio value at June 30, 2004 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the year ending June 30, 2005 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. The rate change information in the table shows estimates of net portfolio value at June 30, 2004 and net interest income for the year ending June 30, 2005 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

      Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank's interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its savings and money market accounts as quickly or in the same amount as market increases in the overnight federal funds rate or the prime lending rate, the magnitude of the negative impact will decline. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, deposit rates are currently very low as indicated by the Bank's overall cost of deposits of 68 basis points for the first half of 2004. Therefore, while rates on many of the Bank's interest earning assets could drop by 100 or 200 basis points, deposit rates could not. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case are less than the projected decreases in rates up 100 and 200 basis points. In addition, as shown in the table, in rates down 200 basis points net interest income is less than in rates down 100 basis points.

                                                                      Net Interest Income
                                       Net Portfolio Value (NPV)           Year Ended
                                           at June 30, 2004              June 30, 2005
                                       -------------------------   -------------------------
                                                       Percent                     Percent
                                                       Change                      Change
                                                        From                        From
Rate Change Scenario                     Amount       Base Case      Amount       Base Case
------------------------------------   ----------    -----------   ----------    -----------
                                                      (dollars in thousands)
+ 200 basis point rate shock .......    $  43,555       (51.8)%     $  29,029      (19.1)%
+ 100 basis point rate shock .......       66,382       (26.6)         32,453       (9.5)
   Base case (no rate change) ......       90,429          --          35,877         --
- 100 basis point rate shock .......      115,815        28.1          37,487        4.5
- 200 basis point rate shock .......      142,915        58.0          35,971         .3

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

      Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation's purchases under the stock repurchase program during the second quarter of 2004 are set forth in the table that follows.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                              Total Number of
                                                                            Shares Purchased as       Maximum Number of
                                            Total            Average         Part of Publicly       of Shares that May Yet
                                          Number of         Price Paid        Announced Plans       Be Purchased Under the
Period                                     Shares           Per Share         or Programs (1)        Plans or Programs (1)
--------------------------------------  -------------     --------------   ---------------------   ------------------------
April 1, 2004 to April 30, 2004 ......          --                --                  --                    52,083
May 1, 2004 to May 31, 2004 ..........       8,610           $ 45.90               8,610                    43,473
June 1, 2004 to June 30, 2004 ........          --                --                  --                    43,473

(1) Of the total shares purchased by the Corporation under its stock repurchase program in the second quarter of 2004, 2,083 shares were purchased under a 100,000 share plan approved by the Corporation's board of directors on January 21, 2003 and publicly announced on January 24, 2003 and 6,527 shares were purchased under a 50,000 share plan approved by the Corporation's board of directors on April 15, 2003 and publicly announced on April 24, 2003. The Corporation's share repurchase plans do not have fixed expiration dates.

Item 4. Submission Of Matters To A Vote Of Security Holders

The Annual Meeting of Stockholders of The First of Long Island Corporation (the "Corporation") held April 20, 2004 was called to elect five directors to serve for two-year terms or until their successors have been elected and qualified.

      For the election of directors, each share is entitled to as many votes as there are directors to be elected, and such votes may be cumulated and voted for one nominee or divided among as many different nominees as is desired. If authority to vote for any nominee or nominees is withheld on any proxy, the votes are spread among the remaining nominees. The following table lists the Class II directors elected at the annual meeting and, for each director elected, the number of votes cast for and the number of votes withheld. No other persons were nominated and no other persons received any votes.

---------------------------------------------------------
                                   Number of Votes
                            -----------------------------
   Directors Elected At
      Annual Meeting           Cast For        Withheld
---------------------------------------------------------
Allen E. Busching              3,195,679        12,219
Paul T. Canarick               3,197,697        10,201
Alexander L. Cover             3,185,969        21,929
Beverly Ann Gehlmeyer          3,192,947        14,951
J. William Johnson             3,193,284        14,614
---------------------------------------------------------

     The name of each Class I director whose term of office as a director continued after the annual meeting is as follows:
                                                                Term as Director
Name                                                                 Expires
----                                                            ----------------
Howard Thomas Hogan, Jr.                                              2005
J. Douglas Maxwell, Jr.                                               2005
John R. Miller III                                                    2005
Walter C. Teagle III                                                  2005
Michael N. Vittorio                                                   2005

Item 6. Exhibits and Reports on Form 8-K

      a) The following exhibits are included herein.

Exhibit No.       Name
-----------       ----

     31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

     32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

      b) Reports on Form 8-K

      During the quarter ended June 30, 2004 (and thereafter to the date hereof) the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

1) The Corporation filed a Form 8-K dated April 27, 2004 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition and results of operations as of and for the three month period ended March 31, 2004, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

2) The Corporation filed a Form 8-K dated July 28, 2004 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition as of June 30, 2004 and results of operations for the three and six month periods then ended, and
      (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as
      Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

                                   SIGNATURES

      Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

                                    THE FIRST OF LONG ISLAND CORPORATION
                                    (Registrant)


Date: July 30, 2004                 By /s/ MICHAEL N. VITTORIO
                                    --------------------------
                                    MICHAEL N. VITTORIO, PRESIDENT & CHIEF
                                    EXECUTIVE OFFICER
                                    (principal executive officer)


                                    By /s/ MARK D. CURTIS
                                    ---------------------
                                    MARK D. CURTIS
                                    SENIOR VICE PRESIDENT & TREASURER
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

                                                                  EXHIBIT BEGINS
EXHIBIT   DESCRIPTION                                               ON PAGE NO.
-------   -----------                                               -----------

   31     Certification by Chief Executive Officer and                   25
            Chief Financial Officer In Accordance With Section
             302 Of The Sarbanes-Oxley Act of 2002

   32     Certification by Chief Executive Officer and                   27
             Chief Financial Officer In Accordance With Section
               906 Of The Sarbanes-Oxley Act of 2002