Form 10-Q
period 2004-09-30
FIRST OF LONG ISLAND CORP
filed 2004-11-03
CIK 740663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                            OUTSTANDING AT OCTOBER 29, 2004
-----                                            -------------------------------
Common stock, par value                                      4,096,539
    $.10 per share

                      THE FIRST OF LONG ISLAND CORPORATION
                               SEPTEMBER 30, 2004
                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.
                                                                        --------

Item 1.    Financial Statements

           Consolidated Balance Sheets (Unaudited)
           September 30, 2004 And December 31, 2003                        1

           Consolidated Statements Of Income (Unaudited)
           Three and Nine Months Ended September 30,
               2004 And 2003                                               2

           Consolidated Statements Of Changes In
           Stockholders' Equity (Unaudited)
           Nine Months Ended September 30, 2004 And 2003                   3

           Consolidated Statements Of Cash Flows (Unaudited)
           Nine Months Ended September 30, 2004 And 2003                   4

           Notes To Unaudited Consolidated Financial Statements            5

Item 2.    Management's Discussion And Analysis Of
           Financial Condition And Results Of Operations                   8

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                    19

Item 4.    Controls and Procedures                                        21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              22

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchase
           of Equity Securities                                           22

Item 6.    Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                                24

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       September 30,         December 31,
                                                                            2004                 2003
                                                                       -------------        -------------
Assets:
   Cash and due from banks .....................................       $  30,227,000        $  31,430,000
   Federal funds sold ..........................................          24,000,000           30,000,000
                                                                       -------------        -------------
     Cash and cash equivalents .................................          54,227,000           61,430,000
                                                                       -------------        -------------

   Investment securities:
          Held-to-maturity, at amortized cost (fair
             value of $224,235,000 and $242,563,000) ...........         221,428,000          238,289,000
          Available-for-sale, at fair value (amortized cost
             of $305,192,000 and $275,745,000) .................         309,701,000          281,138,000
                                                                       -------------        -------------
                                                                         531,129,000          519,427,000
                                                                       -------------        -------------

   Loans:
          Commercial and industrial ............................          50,805,000           47,886,000
          Secured by real estate ...............................         290,844,000          268,508,000
          Consumer .............................................           5,817,000            5,730,000
          Other ................................................             398,000              729,000
                                                                       -------------        -------------
                                                                         347,864,000          322,853,000
          Unearned income ......................................            (570,000)            (882,000)
                                                                       -------------        -------------
                                                                         347,294,000          321,971,000
          Allowance for loan losses ............................          (2,750,000)          (2,452,000)
                                                                       -------------        -------------
                                                                         344,544,000          319,519,000
                                                                       -------------        -------------

   Bank premises and equipment, net ............................           6,573,000            6,795,000
   Other assets ................................................           8,178,000            7,093,000
                                                                       -------------        -------------
                                                                       $ 944,651,000        $ 914,264,000
                                                                       =============        =============

Liabilities:
   Deposits:
          Checking .............................................       $ 299,391,000        $ 297,454,000
          Savings and money market .............................         458,388,000          445,851,000
          Time, other ..........................................          18,050,000           17,422,000
          Time, $100,000 and over ..............................          33,972,000           16,428,000
                                                                       -------------        -------------
                                                                         809,801,000          777,155,000
   Securities sold under repurchase agreements .................          33,304,000           41,184,000
   Accrued expenses and other liabilities ......................           3,239,000            4,332,000
   Current income taxes payable ................................             293,000              267,000
   Deferred income taxes payable ...............................           1,744,000            2,035,000
                                                                       -------------        -------------
                                                                         848,381,000          824,973,000
                                                                       -------------        -------------

Stockholders' Equity:
   Common stock, par value $.10 per share:
     Authorized, 20,000,000 shares;
       Issued and outstanding, 4,096,339 and 4,083,733 shares ..             409,000              408,000
   Surplus .....................................................             638,000              781,000
   Retained earnings ...........................................          92,516,000           84,864,000
                                                                       -------------        -------------
                                                                          93,563,000           86,053,000
   Accumulated other comprehensive income net of tax ...........           2,707,000            3,238,000
                                                                       -------------        -------------
                                                                          96,270,000           89,291,000
                                                                       -------------        -------------
                                                                       $ 944,651,000        $ 914,264,000
                                                                       =============        =============

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Nine Months Ended September 30,   Three Months Ended September 30,
                                                               -------------------------------   --------------------------------
                                                                     2004            2003              2004           2003
                                                                 -----------     -----------        ----------     ----------
Interest income:
    Loans ..................................................     $13,942,000     $13,391,000        $4,765,000     $4,374,000
    Investment securities:
        Taxable ............................................       9,720,000       8,967,000         3,090,000      3,149,000
        Nontaxable .........................................       4,841,000       4,637,000         1,641,000      1,590,000
    Federal funds sold .....................................         192,000         389,000            64,000         79,000
                                                                 -----------     -----------        ----------     ----------
                                                                  28,695,000      27,384,000         9,560,000      9,192,000
                                                                 -----------     -----------        ----------     ----------

Interest expense:
    Savings and money market deposits ......................       2,076,000       2,542,000           673,000        754,000
    Time deposits ..........................................         333,000         340,000           127,000        109,000
    Securities sold under repurchase agreements ............         316,000          43,000           122,000         43,000
                                                                 -----------     -----------        ----------     ----------
                                                                   2,725,000       2,925,000           922,000        906,000
                                                                 -----------     -----------        ----------     ----------
        Net interest income ................................      25,970,000      24,459,000         8,638,000      8,286,000

Provision for loan losses ..................................         300,000         335,000           100,000        185,000
                                                                 -----------     -----------        ----------     ----------
Net interest income after provision for loan losses ........      25,670,000      24,124,000         8,538,000      8,101,000
                                                                 -----------     -----------        ----------     ----------

Noninterest income:
    Investment Management Division income ..................       1,062,000         932,000           358,000        314,000
    Service charges on deposit accounts ....................       2,975,000       2,713,000         1,001,000        918,000
    Net gains on sales of available-for-sale securities ....          94,000         444,000             1,000        211,000
    Other ..................................................         536,000         564,000           177,000        208,000
                                                                 -----------     -----------        ----------     ----------
                                                                   4,667,000       4,653,000         1,537,000      1,651,000
                                                                 -----------     -----------        ----------     ----------

Noninterest expense:
    Salaries ...............................................       7,940,000       7,734,000         2,607,000      2,606,000
    Employee benefits ......................................       3,654,000       3,389,000         1,239,000      1,027,000
    Occupancy and equipment expense ........................       2,680,000       2,503,000           879,000        875,000
    Other operating expenses ...............................       3,795,000       3,830,000         1,204,000      1,391,000
                                                                 -----------     -----------        ----------     ----------
                                                                  18,069,000      17,456,000         5,929,000      5,899,000
                                                                 -----------     -----------        ----------     ----------

        Income before income taxes .........................      12,268,000      11,321,000         4,146,000      3,853,000
Income tax expense .........................................       3,141,000       2,834,000         1,055,000        969,000
                                                                 -----------     -----------        ----------     ----------
        Net income .........................................     $ 9,127,000     $ 8,487,000        $3,091,000     $2,884,000
                                                                 ===========     ===========        ==========     ==========

Weighted average:
    Common shares ..........................................       4,093,742       4,087,964         4,096,359      4,078,796
    Dilutive stock options .................................          86,974          82,102            76,158         84,236
                                                                 -----------     -----------        ----------     ----------
                                                                   4,180,716       4,170,066         4,172,517      4,163,032
                                                                 ===========     ===========        ==========     ==========

Earnings per share:
    Basic ..................................................     $      2.23     $      2.08        $      .75     $      .71
                                                                 ===========     ===========        ==========     ==========
    Diluted ................................................     $      2.18     $      2.04        $      .74     $      .70
                                                                 ===========     ===========        ==========     ==========

See notes to unaudited consolidated financial statements

                       CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                        -------------------------------------------------------------------------------------------
                                                                 Nine Months Ended September 30, 2004
                                        -------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                            Other
                                             Common Stock                       Compre-                     Compre-
                                        ---------------------                   hensive      Retained       hensive
                                          Shares      Amount      Surplus       Income       Earnings       Income         Total
                                        ---------    --------   -----------   ----------   -----------    -----------   -----------
Balance, January 1, 2004 ............   4,083,733    $408,000   $   781,000                $84,864,000    $3,238,000    $89,291,000
   Net Income .......................                                         $9,127,000     9,127,000                    9,127,000
   Repurchase and retirement
      of common stock ...............     (16,521)     (2,000)     (779,000)                                               (781,000)
   Exercise of stock options ........      29,127       3,000       588,000                                                 591,000
   Tax benefit of stock options .....                                48,000                                                  48,000
   Cash dividends declared -
      $.36 per share ................                                                       (1,475,000)                  (1,475,000)
   Unrealized losses on available-
      for-sale-securities, net of
         income taxes ...............                                           (531,000)                   (531,000)      (531,000)
                                                                              ----------
   Comprehensive income .............                                         $8,596,000
                                        ---------    --------   -----------   ==========   -----------    ----------    -----------
Balance, September 30, 2004 .........   4,096,339    $409,000   $   638,000                $92,516,000    $2,707,000    $96,270,000
                                        =========    ========   ===========                ===========    ==========    ===========

                                        -------------------------------------------------------------------------------------------
                                                                 Nine Months Ended September 30, 2003
                                        -------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                            Other
                                             Common Stock                       Compre-                     Compre-
                                        ---------------------                   hensive      Retained       hensive
                                          Shares      Amount      Surplus       Income       Earnings       Income         Total
                                        ---------    --------   -----------   ----------   -----------    -----------   -----------
Balance, January 1, 2003 ............   4,161,173    $416,000   $   724,000                $80,354,000    $3,948,000    $85,442,000
   Net Income .......................                                         $8,487,000     8,487,000                    8,487,000
   Repurchase and retirement
      of common stock ...............    (131,808)    (13,000)   (4,758,000)                                             (4,771,000)
   Exercise of stock options ........      53,097       5,000       875,000                                                 880,000
   Tax benefit of stock options .....                               105,000                                                 105,000
   Cash dividends declared -
      $.34 per share ................                                                       (1,386,000)                  (1,386,000)
   Unrealized losses on available-
      for-sale-securities, net of
         income taxes ...............                                           (386,000)                   (386,000)      (386,000)
   Transfer from retained
      earnings to surplus ...........                             4,000,000                 (4,000,000)
                                                                              ----------
   Comprehensive income .............                                         $8,101,000
                                        ---------    --------   -----------   ==========   -----------    ----------    -----------
Balance, September 30, 2003 .........   4,082,462    $408,000   $   946,000                $83,455,000    $3,562,000    $88,371,000
                                        =========    ========   ===========                ===========    ==========    ===========

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                                  --------------------------------
                                                                                      2004               2003
                                                                                  -------------      -------------
Cash Flows From Operating Activities:
   Net income ...............................................................     $   9,127,000      $   8,487,000
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses .............................................           300,000            335,000
      Deferred income tax provision (credit) ................................            62,000           (174,000)
      Depreciation and amortization .........................................           983,000            965,000
      Premium amortization on investment securities, net ....................         1,998,000          3,624,000
      Gains on sales of available-for-sale securities .......................           (94,000)          (444,000)
      Increase in other assets ..............................................        (1,085,000)        (2,057,000)
      Increase (decrease) in accrued expenses and other liabilities .........           377,000           (247,000)
      Increase in income taxes payable ......................................            74,000             49,000
                                                                                  -------------      -------------
         Net cash provided by operating activities ..........................        11,742,000         10,538,000
                                                                                  -------------      -------------

Cash Flows From Investing Activities:
   Proceeds from sales of available-for-sale securities .....................        81,146,000         10,903,000
   Proceeds from maturities and redemptions of investment securities:
      Held-to-maturity ......................................................        70,881,000         81,838,000
      Available-for-sale ....................................................        39,358,000         69,306,000
   Purchase of investment securities:
      Held-to-maturity ......................................................       (55,016,000)       (69,114,000)
      Available-for-sale ....................................................      (150,859,000)      (175,233,000)
   Net increase in loans to customers .......................................       (25,325,000)       (35,243,000)
   Purchases of bank premises and equipment .................................          (761,000)        (1,380,000)
                                                                                  -------------      -------------
         Net cash used in investing activities ..............................       (40,576,000)      (118,923,000)
                                                                                  -------------      -------------

Cash Flows From Financing Activities:
   Net increase in total deposits ...........................................        32,646,000         78,720,000
   Net increase (decrease) in securities sold under repurchase agreements ...        (7,880,000)        41,697,000
   Proceeds from exercise of stock options ..................................           591,000            880,000
   Repurchase and retirement of common stock ................................          (781,000)        (4,771,000)
   Cash dividends paid ......................................................        (2,945,000)        (2,801,000)
                                                                                  -------------      -------------
         Net cash provided by financing activities ..........................        21,631,000        113,725,000
                                                                                  -------------      -------------
Net increase (decrease) in cash and cash equivalents ........................        (7,203,000)         5,340,000
Cash and cash equivalents, beginning of year ................................        61,430,000         67,229,000
                                                                                  -------------      -------------
Cash and cash equivalents, end of period ....................................     $  54,227,000      $  72,569,000
                                                                                  =============      =============

Supplemental Schedule of Noncash:

Investing Activities
   Unrealized losses on available-for-sale securities .......................     $    (884,000)     $    (679,000)
Financing Activities
   Tax benefit from exercise of employee stock options ......................            48,000            105,000

The Corporation made interest payments of $2,727,000 and $2,924,000 and income tax payments of $3,006,000 and $2,961,000 during the first nine months of 2004 and 2003, respectively.

See notes to unaudited consolidated financial statements

               THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
                               SEPTEMBER 30, 2004
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      The consolidated financial information included herein as of and for the periods ended September 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2003 consolidated balance sheet was derived from the Corporation's December 31, 2003 audited consolidated financial statements.

2. Stock-based Compensation

      At September 30, 2004, the Corporation had two stock option and appreciation rights plans. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is recorded for stock options, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. If there had been any stock appreciation rights outstanding, compensation costs would have been recorded based on the quoted market price of the Corporation's stock at the end of the period.

      The following table illustrates the effect on net income and earnings per share of applying the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" to stock-based employee compensation.

                                                        Nine Months Ended             Three Months Ended
                                                     ------------------------      ------------------------
                                                      9/30/04        9/30/03        9/30/04        9/30/03
                                                     ---------      ---------      ---------      ---------
                                                                         (in thousands)
Net income, as reported ........................     $   9,127      $   8,487      $   3,091      $   2,884
Deduct: Total cost of stock-based employee
   compensation expense determined under
      fair value based method for all awards,
         net of related tax effects ............          (276)          (250)           (94)           (90)
                                                     ---------      ---------      ---------      ---------
Pro forma net income ...........................     $   8,851      $   8,237      $   2,997      $   2,794
                                                     =========      =========      =========      =========

Earnings per share:
   Basic - as reported .........................     $    2.23      $    2.08      $     .75      $     .71
   Basic - pro forma ...........................     $    2.16      $    2.01      $     .73      $     .69
   Diluted - as reported .......................     $    2.18      $    2.04      $     .74      $     .70
   Diluted - pro forma .........................     $    2.12      $    1.98      $     .72      $     .67

      Options to purchase 33,165 shares of common stock at $47.89 per share were outstanding at June 30, 2004 and September 30, 2004 and for the quarterly periods then ended but were not included in the computation of diluted earnings per share for the second and third quarters because the options' exercise price was greater than the average market price of the common shares. These options were issued on January 20, 2004 and expire ten years from the date of grant.

3. Comprehensive Income

      As shown in the consolidated statements of changes in stockholders' equity, comprehensive income was $8,596,000 and $8,101,000 for the nine months ended September 30, 2004 and 2003, respectively. For the quarters ended September 30, 2004 and 2003, comprehensive income was $6,599,000 and $1,684,000, respectively.

4. Stockholders' Equity

      The line captioned repurchase and retirement of common stock in the Consolidated Statement of Changes in Stockholders' Equity includes shares of common stock tendered upon the exercise of stock options. For the nine months ended September 30, 2004, 5,860 shares of common stock with a value of $288,000 were tendered and for the same period in 2003, 11,689 shares with a value of $463,000 were tendered.

5. Defined Benefit Pension Plan

      The following table sets forth the components of net periodic pension cost for accounting purposes.

                                                               Nine Months Ended    Three Months Ended
                                                                 September 30,         September 30,
                                                               -----------------    ------------------
                                                                2004       2003       2004       2003
                                                               -----      -----      -----      -----
                                                                           (in thousands)
Service cost, net of plan participant contributions ......     $ 504      $ 378      $ 168      $ 126
Interest cost ............................................       470        428        157        143
Expected return on plan assets ...........................      (527)      (407)      (176)      (136)
Net amortization and deferral ............................        54         17         18          6
                                                               -----      -----      -----      -----
Net pension cost .........................................     $ 501      $ 416      $ 167      $ 139
                                                               =====      =====      =====      =====

      The Bank makes cash contributions to the pension plan (the "Plan") which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank's cash contributions are usually made once a year just prior to the Plan's year end of September 30.

      In September 2004 and 2003, the Bank contributed $1,182,755 and $1,407,929, respectively, to the Pension Plan representing the maximum tax deductible contribution for the Plan years ended September 30, 2004 and 2003

6. Gain Contingency

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

Overview

      For the first nine months of 2004 the Corporation earned $2.18 per share and returned 1.31% on average total assets ("ROA") and 13.34% on average total equity ("ROE"). This compares to earnings of $2.04 per share and returns on assets and equity of 1.37% and 13.32%, respectively, for the same period last year. Earnings for the 2003 period included an unusually large commercial mortgage prepayment fee that accounted for 8 cents per share and gains on sales of available-for-sale securities that accounted for 6 cents. Excluding the large prepayment fee and securities gains, earnings per share for the nine-month period are up 27 cents, or 14%. Third quarter earnings per share were up 4 cents, or 6%. Excluding securities gains, earnings per share for the third quarter were up 7 cents, or 10%.

      Earnings growth for the nine and three month periods ended September 30, 2004 was largely attributable to growth in several key deposit and loan products, the continued impact of strategy changes made during the latter half of 2003 with respect to the Corporation's securities portfolio, and a reduction in prepayments on mortgage securities. Also contributing to earnings growth, but to a much lesser extent, was the Corporation's share repurchase program. These items more than offset the significant negative impact of low interest rates. With respect to growth in key deposit and loan products, as compared to the same nine month period last year average checking balances were up 11%, or $30.5 million, and balances on residential mortgage loans, including home equity loans, were up 36%, or $48.7 million. Earnings growth for the third quarter was more modest than that experienced for the nine-month period partially because of a slowdown in deposit growth during the quarter. Management believes that it is too early to tell whether or not the slowdown represents a trend that will continue and negatively impact future earnings.

      Despite the nine-month and third quarter earnings increases, the low interest rate environment remains challenging. Net interest margin was 28 basis points (.28%) lower in the first nine months of 2004 than the corresponding period in 2003. Even though net interest margin substantially stabilized during the first nine months of 2004, it could, as cautioned in the past, decline further regardless of whether interest rates continue at their present level, move downward, or increase. However, over the longer term, sustained higher interest rates will provide the Bank with the best earning opportunities. The impact of a change in interest rates on net interest margin depends on, among other things, the amount of the change, whether or not the change impacts both short and long-term rates at the same time and in the same amount, and the degree to which rates on the Bank's loans and deposits are subject to competitive and other pressures.

Net Interest Income

      Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                Nine Months Ended September 30,
                                         -----------------------------------------------------------------------------
                                                          2004                                     2003
                                         ------------------------------------     ------------------------------------
                                          Average                    Average       Average                    Average
                                          Balance       Interest      Rate         Balance       Interest      Rate
                                         ---------     ---------    ---------     ---------     ---------    ---------
                                                                     (dollars in thousands)
Assets
Federal funds sold ..................    $  23,824     $     192         1.08%    $  45,945     $     389         1.13%
Investment Securities:
  Taxable ...........................      374,587         9,720         3.47       315,462         8,967         3.80
  Nontaxable (1) ....................      154,037         7,335         6.35       152,809         7,026         6.13
Loans (1)(2) ........................      333,846        13,948         5.58       271,062        13,395         6.61
                                         ---------     ---------    ---------     ---------     ---------    ---------
Total interest-earning assets .......      886,294        31,195         4.70       785,278        29,777         5.07
                                                       ---------    ---------                   ---------    ---------
Allowance for loan losses ...........       (2,602)                                  (2,180)
                                         ---------                                ---------
Net interest-earning assets .........      883,692                                  783,098
Cash and due from banks .............       36,055                                   32,859
Premises and equipment, net .........        6,560                                    6,553
Other assets ........................        6,545                                    5,628
                                         ---------                                ---------
                                         $ 932,852                                $ 828,138
                                         =========                                =========

Liabilities and
  Stockholders' Equity
Savings and money market deposits ...    $ 452,059         2,076          .61     $ 426,830         2,542          .80
Time deposits .......................       41,757           333         1.07        34,212           340         1.33
Securities sold under
  repurchase agreements .............       42,860           316          .98         6,963            43          .83
                                         ---------     ---------    ---------     ---------     ---------    ---------
Total interest-bearing liabilities ..      536,676         2,725          .68       468,005         2,925          .84
                                                       ---------    ---------                   ---------    ---------
Checking deposits (3) ...............      300,154                                  269,614
Other liabilities ...................        4,633                                    5,312
                                         ---------                                ---------
                                           841,463                                  742,931
Stockholders' equity ................       91,389                                   85,207
                                         ---------                                ---------
                                         $ 932,852                                $ 828,138
                                         =========                                =========

Net interest income (1) .............                  $  28,470                                $  26,852
                                                       =========                                =========
Net interest spread (1) .............                                    4.02%                                    4.23%
                                                                    =========                                =========
Net interest margin (1) .............                                    4.29%                                    4.57%
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

                                                            Nine Months Ended September 30,
                                                                    2004 Versus 2003
                                                    ----------------------------------------------
                                                        Increase (decrease) due to changes in:
                                                    ----------------------------------------------
                                                                                Rate/         Net
                                                    Volume        Rate       Volume (2)     Change
                                                    -------      -------     ----------    -------
                                                                     (in thousands)
Interest Income:
Federal funds sold ............................     $  (187)     $   (19)     $     9      $  (197)
Investment securities:
  Taxable .....................................       1,682         (789)        (140)         753
  Nontaxable (1) ..............................          56          250            3          309
Loans (1) .....................................       3,105       (2,083)        (469)         553
                                                    -------      -------      -------      -------
Total interest income .........................       4,656       (2,641)        (597)       1,418
                                                    -------      -------      -------      -------

Interest Expense:
Savings and money market deposits .............         150         (584)         (32)        (466)
Time deposits .................................          75          (67)         (15)          (7)
Securities sold under repurchase agreements ...         222            8           43          273
                                                    -------      -------      -------      -------
Total interest expense ........................         447         (643)          (4)        (200)
                                                    -------      -------      -------      -------
Increase (decrease) in net
  interest income .............................     $ 4,209      $(1,998)     $  (593)     $ 1,618
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

      Net interest income on a tax-equivalent basis increased by $1,618,000, or 6.0%, from $26,852,000 for the first nine months of 2003 to $28,470,000 for same period this year. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $4,209,000 and a negative rate variance of $1,998,000. It should be noted that without the large commercial mortgage prepayment fee in the first quarter of 2003, net interest income on a tax-equivalent basis would have been up by $2,182,000, or 8.3%, and the negative rate variance for loans would have been $564,000 lower.

      Volume Variance. When comparing the first nine months of 2004 to the same period last year, the Bank experienced growth in the average balances of its core deposit products, with the largest increases occurring in checking, money-market-type savings balances, and attorney escrow balances. Core loan products also continued to grow, with the most significant growth occurring in residential mortgages, commercial loans and home equity lines. In addition, in response to continued downward pressure on net interest margin caused by low interest rates, management implemented strategy changes with respect to the Bank's securities portfolio in the latter half of 2003 which continued to positively impact earnings in 2004. These changes, which increased the volatility of the Bank's earnings, involved reducing the size of the short-term securities portfolio, increasing the size of the intermediate-term securities portfolio and loan portfolio, and using borrowings under repurchase agreements to pre-invest future security and loan cash flows. The aggregate positive impact of the core deposit and loan growth and the strategy changes made with respect to the Bank's securities portfolio largely comprise the positive volume variance of $4,209,000 and more than offset the negative impact of the reduction in net interest margin discussed in the "Rate Variance" section that follows.

      It should be noted that in the third quarter of this year management took steps to reduce the Bank's exposure to rising interest rates. The most significant step involved the sale of U.S. Treasury securities with a face value of $60 million and maturities ranging from approximately two to four years and replacement of such securities with U.S. Treasury securities maturing within one year.

      With respect to the growth of core deposit products, average checking deposits increased by $30.5 million, or 11.3%, when comparing the first nine months of 2004 to the same period last year. A portion of the increase is attributable to the Bank's establishment of three Manhattan branches in June 2003 and the introduction by the Bank of a free consumer checking product in the first quarter of 2003. Funding interest-earning asset growth with growth in checking deposits has a greater positive impact on net interest income than funding such growth with interest-bearing deposits because checking deposits, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation's key strategies for increasing earnings per share.

      Also when comparing first nine months of 2004 to the same period last year, average money-market-type deposit balances increased by $14.8 million, or 4.7%, and attorney escrow balances increased by $6.6 million, or 55.2%. In addition, average borrowings under repurchase agreements increased by $35.9 million. The largest components of the growth in money market type deposit products were growth in Select Savings, a statement savings account that earns a higher money market rate, and nonpersonal money market accounts.

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

      With respect to the growth of core loan products, the average balance of residential mortgage loans grew by $45.1 million, or 44.8%, from $100.6 million in the first nine months of 2003 to $145.7 million for the same period this year. Average outstandings on home equity lines of credit grew by $4.1 million, or 12.9%, from $31.9 million in the first nine months of 2003 to $36.0 million for the same period this year. The robust growth in residential mortgage loans noted when comparing the nine month periods was largely caused by a campaign promoting 10-year fixed rate mortgages executed in the latter half of 2003 when interest rates were very low. Although the Bank continued the promotion of its 10-year fixed rate product during 2004, the resulting loan production has been much less than that experienced in 2003 due to, among other things, an increase in mortgage rates and a resulting reduction in demand for residential mortgages. A strong housing market and stable unemployment rates on Long Island also contributed to the growth in residential mortgages noted when comparing the nine month periods.

      Rate Variance. Intermediate and longer-term rates have persisted at low levels. These low rates, along with the fact that the first nine months of 2003 included the unusually large commercial mortgage prepayment fee of $564,000, are the primary reasons for the negative rate variance of $1,998,000.

      It should be noted that while intermediate and longer-term rates have persisted at low levels, short-term interest rates have begun to increase as evidenced by a 75 basis point increase in the federal funds target rate during the most recent quarter. An increase in short-term interest rates should initially have a negative impact on the Bank's net interest income because the Bank has more interest-bearing deposits and other liabilities than interest-earning assets that are subject to contractual or discretionary repricing in the near term. However, thus far the increase in short-term interest rates has helped the Bank's earnings because the Bank has not increased its money market type deposit rates or its savings rates. If short-term interest rates were to increase further, the Bank may need to increase its savings and money market deposit rates in response to competitive pressures and thus negatively impact net interest income.

      Net interest margin decreased by 28 basis points when comparing the first nine months of 2004 to the same period last year. When applied to average total interest-earning assets of approximately $886 million for the first nine months of 2004, the decline in net interest margin results in a decrease in net interest income of approximately $1.9 million for the nine-month period. Other than the fact that the first nine months of 2003 included the large prepayment fee that added ten basis points to net interest margin, the decrease in net interest margin occurred primarily because with the passage of time in the low interest rate environment more variable rate loans had adjusted to lower rates and proceeds from the maturity, amortization and prepayment of loans and securities continued to be reinvested at lower rates. To the extent that these loans and securities were funded by noninterest-bearing checking deposits and capital, there was no offsetting cost reduction. To the extent that they were funded by interest-bearing deposits, there was a reduction in the cost of such deposits but such reduction was not totally offsetting.

      If it were not for the fact that prepayments on mortgage securities slowed during the first nine months of 2004, the decrease in net interest margin would have been more severe. The decrease in prepayments enabled the Bank to amortize premiums on mortgage securities slower.

      Management believes that available yields on intermediate and longer-term loans and securities will remain relatively low for the balance of 2004. If this were to occur, more of the Bank's loans and securities could be repriced or reinvested at low yields. In addition, short-term interest rates may continue to increase and this may cause the Bank to increase the rates paid on its money market-type deposit and savings accounts. Despite the fact that the Bank's net interest margin stabilized during the first nine months of 2004, this could exert pressure on net interest margin and cause net interest margin to move downward from its present level. In addition, the rate variance as depicted in the preceding table could become more negative. Furthermore, while an upward movement in general interest rates could also have a negative impact on net interest margin, sustained higher interest rates should eventually have a positive impact. Item 3 of this Form 10-Q includes a more complete discussion of the impact of interest rate movements on the Bank's net interest income.

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

Asset Quality

      The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation's risk elements at September 30, 2004 and December 31, 2003 are as follows:

                                                             September 30,  December 31,
                                                                 2004           2003
                                                             -------------  ------------
                                                                (dollars in thousands)
Nonaccruing loans .........................................    $     17       $     97
Loans past due 90 days or more as to
  principal or interest payments and still accruing .......           8            348
Foreclosed real estate ....................................          --             --
                                                               --------       --------
  Total nonperforming assets ..............................          25            445
Troubled debt restructurings ..............................           1              5
                                                               --------       --------
  Total risk elements .....................................    $     26       $    450
                                                               ========       ========

Nonaccruing loans as a percentage of total loans ..........         .00%           .03%
                                                               ========       ========
Nonperforming assets as a percentage of total loans
  and foreclosed real estate ..............................         .01%           .14%
                                                               ========       ========
Risk elements as a percentage of total loans and
  foreclosed real estate ..................................         .01%           .14%
                                                               ========       ========

Allowance and Provision For Loan Losses

      The allowance for loan losses grew by $298,000 during the first nine months of 2004, amounting to $2,750,000 at September 30, 2004 as compared to $2,452,000 at December 31, 2003. The allowance represented approximately .8% of total loans at each date. During the first nine months of 2004, the Bank had loan chargeoffs and recoveries of $20,000 and $18,000, respectively, and recorded a $300,000 provision for loan losses. The provision for loan losses decreased by $35,000 when comparing the first nine months of 2004 to the comparable period last year, and decreased by $85,000 when comparing the third quarter periods. The third quarter decrease occurred largely because loans grew less during the third quarter of 2004 than the comparable period in 2003.

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

      The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank's borrowers and do affect the value of real estate collateral securing the Bank's mortgage loans. Loans secured by real estate represent approximately 84% of the Bank's total loans outstanding at September 30, 2004. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long

Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank's borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank's underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

      Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of available-for-sale securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Excluding net gains on sales of available-for-sale securities, noninterest income increased by $364,000, or 8.6%, when comparing the first nine months of 2004 to the same period last year. The increase is primarily comprised of an increase in service charge income of $262,000 and an increase in Investment Management Division income of $130,000. The increase in service charge income is largely due to a revision of the Bank's service charge schedule effective January 1, 2004 and a reduction in service charge waivers and reversals.

      Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $613,000, or 3.5%, from $17,456,000 for the first nine months of 2003 to $18,069,000 for the same period this year. The increase is primarily comprised of an increase in salaries of $206,000, or 2.7%, an increase in employee benefits expense of $265,000, or 7.8%, and an increase in occupancy and equipment expense of $177,000, or 7.1%.

      The increase in salaries is primarily attributable to normal annual salary increases, as partially offset by savings resulting from staff vacancies. The increase in employee benefits expense is primarily attributable to increases in retirement and profit sharing plan expense. Profit sharing expense is up because management is expecting that the Bank's performance against incentive goals will be better in 2004 than 2003. The largest component of the increase in occupancy and equipment expense was an increase in rent expense resulting from the opening of three New York City branches in June 2003. Although total other operating expenses were relatively flat when comparing the nine-month periods, consulting expense was up by $160,000, audit and examination expense was up $90,000, marketing expense was down by $78,000 and mortgage tax and appraisal fees were down by $119,000. The documenting and testing of internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 accounts for a portion of the increase in both consulting and audit and examination expense. The decrease in marketing expense was largely due to a lack of branch openings in 2004 and a reduction in the amount spent on free checking campaigns. A decrease in the level of residential mortgage refinance activity contributed to the decrease in mortgage tax and appraisal fees.

      Income tax expense as a percentage of book income ("effective tax rate") was 25.6% for the first nine months of 2004 as compared to 25.0% for the corresponding period last year. The benefit of tax-exempt interest on municipal securities results in an effective tax rate that is considerably lower than the statutory Federal income tax rate of 34% despite state income taxes.

Results of Operations - Third Quarter 2004 Versus Third Quarter 2003

      Net income for the third quarter of 2004 was $3,091,000, or $.74 per share, as compared to $2,884,000, or $.70 per share, for the same quarter last year. The increase in net income is largely comprised of an increase in net interest income of $352,000.

      The reasons for the increase in net interest income are the same as those discussed with respect to the nine-month period. However, third quarter net interest income, unlike the first two quarters of this year, was negatively impacted by a slowing of deposit growth. In addition, when comparing the first three quarters of this year to the comparable quarters last year, the second quarter was more favorably impacted by a slowing of prepayments on mortgage securities than the first or third quarters.

Capital

      The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 27.75%, 26.95% and 9.88%, respectively, at September 30, 2004 substantially exceed the requirements for a well-capitalized bank.

      Total stockholders' equity increased by $6,979,000, or from $89,291,000 at December 31, 2003 to $96,270,000 at September 30, 2004. The increase is primarily attributable to net income of $9,127,000, as partially offset by cash dividends declared of $1,475,000.

      Stock Repurchase Program and Market Liquidity. Since 1988, the Corporation has had a stock repurchase program under which it has purchased, from time to time, shares of its own common stock in market or private transactions. The stock repurchase program has historically enhanced earnings per share and return on average stockholders' equity. The program is estimated to have contributed two cents of the fourteen cents increase in earnings per share for the first nine months of 2004. In estimating the contribution to the increase in earnings per share, management considered the volume and timing of shares purchased in 2003 and thus far in 2004, the price paid per share, and current interest rates.

      Generally the Corporation has not actively solicited market makers, brokers, institutional investors, or individual stockholders to repurchase shares of its own common stock, but rather has purchased shares when offered for sale to the Corporation by these parties. In an attempt to increase the volume of purchases and thereby further enhance earnings per share, the Corporation may begin placing daily orders with brokers to purchase its common stock within the constraints of the broker-dealer, time, price, and volume conditions set forth in SEC Rule 10b-18. Under the safe harbor set forth in Rule 10b-18, the purchases effected on any single day cannot exceed 25 percent of the average daily trading volume reported for the Corporation's stock during the four calendar weeks preceding the week in which the Rule 10b-18 purchase will be effected. In addition, once each week, in lieu of purchasing up to 25% of the average daily trading volume, the Corporation can effect one block purchase. A block means a quantity of stock that either (i) has a purchase price of $200,000 or more; or (ii) is at least 5,000 shares and has a purchase price of at least $50,000; or (iii) is at least 2,000 shares and totals 150 percent or more of the trading volume.

      There is limited trading in the Corporation's common stock. During the nine months ended September 30, 2004, there was total trading volume of 532,245 shares, and an average daily trading volume of 2,831 shares. During the nine months ended September 30, 2004, the Corporation purchased 10,661 shares, 7,980 of which were purchased in market transactions. As of September 30, 2004, the Corporation is still authorized to purchase 118,082 shares under plans previously approved by the Board of Directors.

      The Corporation believes that if it begins to systematically make open market purchases of its own common stock within the constraints set forth in SEC Rule 10b-18, the volume of shares purchased might increase and, by comparison to the shares purchased thus far this year, the increase could be significant. A significant increase in shares repurchased could positively affect market liquidity for the Corporation's common stock, the price of the Corporation's common stock, or both. A reduction or discontinuance of the program could have the opposite effect.

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

Cash Flows and Liquidity

      Cash Flows. The Corporation's primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowings under repurchase agreements. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation's share repurchase program. During the first nine months of 2004, the Corporation's cash and cash equivalent position decreased by $7,203,000.

      Liquidity. The Corporation has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of approximately two years; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and intermediate and longer-term investment securities designated as available-for-sale. At September 30, 2004, the Corporation had $24,000,000 in federal funds sold, a short-term securities portfolio not subject to pledge agreements of $95,875,000, and intermediate and longer-term available-for-sale securities not subject to pledge agreements of $185,922,000. While maturities of shorter-term securities in the Corporation's portfolio provide a significant source of near term liquidity, the intermediate and longer-term securities provide higher current returns and their maturities will provide a significant source of liquidity in the future.

      The Corporation's primary external sources of liquidity are customer deposits and borrowings from brokerage firms, the Federal Home Loan Bank of New York ("FHLB"), and other commercial banks. The Bank's deposit base primarily consists of core deposits from businesses and consumers in its local market area and does not include any brokered deposits. The Bank has the ability to borrow on a secured basis from the FHLB under a variety of borrowing arrangements and from brokerage firms under repurchase agreements. Although the Bank is currently a member of the FHLB and has repurchase agreements in place with four brokerage firms, the membership and agreements do not represent legal commitments on the part of the FHLB or the brokerage firms to extend credit to the Bank. The amount that the Bank can potentially borrow from the FHLB and brokerage firms is believed to be well in excess of $100 million and depends on, among other things, the amount and quality of the Bank's eligible collateral and the financial condition of the Bank. In 2003 the Bank began utilizing short-term borrowings under repurchase agreements to pre-invest cash flows from its securities and loan portfolios.

      The Bank can also borrow overnight federal funds on an unsecured basis under lines with other commercial banks. These lines in the aggregate amount of $30 million do not represent legal commitments to extend credit on the part of the other banks.

      As a backup to borrowing from the FHLB, brokerage firms and other commercial banks, the Bank is eligible to borrow on a secured basis at the Federal Reserve Bank ("FRB") discount window under the primary credit program. Primary credit, which is normally extended on a very short-term basis, typically overnight, at a rate 100 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

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

      Because the Bank's loans and investment securities generally reprice slower than its interest-bearing deposit accounts, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank's net interest income. However, if the Bank does not or cannot decrease the rates paid on its savings and money market accounts as quickly or in the same amount as market decreases in the overnight federal funds rate or the prime lending rate, the magnitude of the positive impact will decline. If the Bank does not decrease its savings and money market rates at all, the impact should be negative.

      If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because 39% of the Bank's average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

      Conversely, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its savings and money market accounts as quickly or in the same amount as market increases in the overnight federal funds rate, the prime lending rate, and other short-term market rates, the magnitude of the negative impact will decline. If the Bank does not increase its savings and money market rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

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

      The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation's net portfolio value at September 30, 2004 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the year ending September 30, 2005 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. The rate change information in the table shows estimates of net portfolio value at September 30, 2004 and net interest income for the year ending September 30, 2005 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax effected. In addition, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

      Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank's interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its savings and money market accounts as quickly or in the same amount as market increases in the overnight federal funds rate or the prime lending rate, the magnitude of the negative impact will decline. If the Bank does not increase its savings and money market rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, deposit rates are currently very low as indicated by the Bank's overall cost of deposits of 68 basis points for the first nine months of 2004. Therefore, while rates on many of the Bank's interest earning assets could drop by 100 or 200 basis points, deposit rates could not. It is for this reason that in rates down 100 basis points the projected increase in net interest income as compared to the base case is less than the projected decrease in rates up 100 basis points. In addition, as shown in the table that follows, in rates down 200 basis points net interest income is less than in rates down 100 basis points.

                                                                                Net Interest Income
                                             Net Portfolio Value (NPV)               Year Ended
                                               at September 30, 2004             September 30, 2005
                                             --------------------------      --------------------------
                                                               Percent                         Percent
                                                               Change                          Change
                                                                From                            From
Rate Change Scenario                          Amount          Base Case       Amount          Base Case
--------------------------------------       --------         ---------      --------         ---------
                                                               (dollars in thousands)
+ 200 basis point rate shock .........       $ 58,482          (41.8)%       $ 28,184          (18.0)%
+ 100 basis point rate shock .........         78,954          (21.4)          31,284           (9.0)
  Base case (no rate change) .........        100,494             --           34,382             --
- 100 basis point rate shock .........        123,185           22.6           35,690            3.8
- 200 basis point rate shock .........        147,367           46.6           34,049           (1.0)

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

      Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation's purchases under the stock repurchase program during the third quarter of 2004 are set forth in the table that follows.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                   Total Number of
                                                                                 Shares Purchased as       Maximum Number of
                                                     Total           Average       Part of Publicly      of Shares that May Yet
                                                   Number of       Price Paid       Announced Plans      Be Purchased Under the
Period                                               Shares         Per Share       or Programs (1)       Plans or Programs (1)
---------------------------------------------      ---------       ----------    -------------------     ----------------------
July 1, 2004 to July 31, 2004 ...............          --                --                --                     43,473
August 1, 2004 to August 31, 2004 ...........         391            $43.21               391                    118,082
September 1, 2004 to September 30, 2004 .....          --                --                --                    118,082

(1) The shares purchased by the Corporation under its stock repurchase program in the third quarter of 2004 were purchased under a 50,000 share plan approved by the Corporation's board of directors on April 15, 2003 and publicly announced on April 24, 2003. In addition, the Corporation publicly announced a 75,000 share program on August 24, 2004 under which no shares have yet been purchased. The Corporation's share repurchase plans do not have fixed expiration dates.

Item 6. Exhibits and Reports on Form 8-K

      a) The following exhibits are included herein.

Exhibit No.     Name
-----------     ----
    31          Certifications pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

    32          Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (18 U.S.C. Section 1350)

      b) Reports on Form 8-K

      During the quarter ended September 30, 2004 (and thereafter to the date hereof) the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

      1) The Corporation filed a Form 8-K dated July 28, 2004 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition as of June 30, 2004 and results of operations for the three and six month periods then ended, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as
            Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

      2) The Corporation filed a Form 8-K dated November 1, 2004 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation's financial condition as of September 30, 2004 and results of operations for the three and nine month periods then ended, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation's financial condition and results of operations. The press release was furnished as Exhibit
            99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

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

                                        THE FIRST OF LONG ISLAND CORPORATION
                                        ------------------------------------
                                        (Registrant)


Date: October 29, 2004                  By /s/ MICHAEL N. VITTORIO
                                        ---------------------------
                                        MICHAEL N. VITTORIO, PRESIDENT & CHIEF
                                        EXECUTIVE OFFICER
                                        (principal executive officer)


                                        By /s/ MARK D. CURTIS
                                        ---------------------------
                                        MARK D. CURTIS
                                        SENIOR VICE PRESIDENT & TREASURER
                                        (principal financial and accounting
                                        officer)

                                  EXHIBIT INDEX

                                                                  EXHIBIT BEGINS
EXHIBIT  DESCRIPTION                                                ON PAGE NO.
-------  -----------                                              --------------
   31    Certification by Chief Executive Officer and                   26
           Chief Financial Officer In Accordance With Section
             302 Of The Sarbanes-Oxley Act of 2002

   32    Certification by Chief Executive Officer and                   28
            Chief Financial Officer In Accordance With Section
              906 Of The Sarbanes-Oxley Act of 2002