Form 10-K
period 2004-12-31
FIRST OF LONG ISLAND CORP
filed 2005-03-16
CIK 740663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-K FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file Number 0-12220

THE FIRST OF LONG ISLAND CORPORATION

(Exact Name Of Registrant As Specified In Its Charter)

New York	11-2672906

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 671-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A

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

Yes     No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

[Cover page 1 of 2 pages]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     No

        The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2004, the last business day of the Corporation’s most recently completed second fiscal quarter, was $159,485,950. This value was computed by reference to the price at which the stock was last sold on June 30, 2004 and excludes $29,657,493 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding, February 28, 2005

Common Stock, $.10 par value	3,939,840

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Corporation’s Annual Report to shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts II and IV.

        Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2005 are incorporated by reference into Part III.

[Cover page 2 of 2 pages]

PART I

ITEM 1. BUSINESS

General

         The First of Long Island Corporation (the “Registrant” or the “Corporation”), a one-bank holding Company, was incorporated on February 7, 1984 for the purpose of providing financial services through its wholly-owned subsidiary, The First National Bank of Long Island (the “Bank”).

        The Bank was organized in 1927 as a national banking association under the laws of the United States of America and was known as The First National Bank of Glen Head through June 30, 1978. The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate, and custody services. The Bank organized a wholly-owned subsidiary, The First of Long Island Agency (the “Agency”), as a licensed insurance agency under the laws of the State of New York. In 2003, the Agency once again began selling mutual funds and annuities to customers of the Bank. Such products are being made available through a third party provider. The Bank has one other wholly-owned subsidiary, FNY Service Corp., an investment company, which has one wholly-owned subsidiary, The First of Long Island REIT, Inc.

        The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies, and other organizations primarily in Nassau and Suffolk Counties, Long Island. However, the Bank opened three new commercial banking branches in Manhattan in the second quarter of 2003. The Bank currently has definitive plans for a new full service branch on the south shore of Long Island, and will continue to evaluate potential new branch sites.

        The principal business of the Bank has historically consisted of attracting business and consumer checking, money market and savings deposits and investing those funds in investment securities, commercial and residential mortgage loans, commercial loans, and home equity loans and lines. The Corporation’s loan portfolio is currently primarily comprised of loans to borrowers in Nassau and Suffolk Counties and its real estate loans are principally secured by properties located in these Counties.

        The Bank’s investment securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities (principally modified pass-through, mortgage-backed securities of Federal agencies), collateralized mortgage obligations, state and municipal securities and corporate bonds. The Bank also regularly sells federal funds on an overnight basis to a number of banking institutions.

        The Bank offers a variety of deposit products having a wide range of interest rates and terms. The principal products include checking accounts, money-market-type accounts, savings accounts, escrow service and IOLA (interest on lawyer) accounts, and time deposit accounts.

        In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Night Depository Services

•	ATM Banking	•	Payroll Services

•	Bank by Mail	•	Safe Deposit Boxes

•	Bill Payment Using PC or Telephone Banking	•	Securities Transactions

•	Collection Services	•	Signature Guarantee Services

•	Counter Checks and Certified Checks	•	Telephone Banking

•	Drive-Through Banking	•	Travelers Checks

•	Gift Checks and Personal Money Orders	•	Trust and Investment Management Services

•	Internet PC Banking For Personal and Commercial Customers	•	U.S. Savings Bonds

•	Merchant Credit Card Depository Services	•	Wire Transfers and Foreign Cables

•	Lock Box Services	•	Withholding Tax Depository Services

        The Bank has a main office located in Huntington, New York, eight other full service offices on Long Island (Glen Head, Greenvale, Locust Valley, Northport, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury), twelve commercial banking offices on Long Island (Bohemia, Deer Park, two in Farmingdale, Garden City, Great Neck, Hauppauge, Hicksville, Lake Success, Mineola, New Hyde Park, Valley Stream), and three commercial banking offices in Manhattan.

         The Bank’s revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

        The Bank did not commence, abandon, or significantly change any of its lines of business during 2004.

        The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of large banks, such as Citibank, JPMorgan Chase, and Bank of New York, and various Long Island and Manhattan based banks, mortgage brokers, brokerage firms and credit unions.

Lending Activities

        General.    The Bank’s loan portfolio is currently primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including construction loans, commercial and residential mortgage loans, home equity loans and lines, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts, or general business assets. Consumer loans include, among other things, auto loans, unsecured home improvement loans, secured and unsecured personal loans, overdraft checking lines, and VISAR credit cards.

         The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the Bank’s prime interest rate, The Wall Street Journal prime interest rate, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates. Commercial mortgage loans are made with terms usually not in excess of fifteen years, while the maximum term on residential mortgage loans is thirty years. Residential mortgage loans with a term greater than fifteen (15) years are generally not maintained in the Bank’s portfolio. Commercial loans, consumer loans and home equity lines generally mature within five years. The Bank’s current practice is to usually lend no more than 70% to 75% of appraised value on residential mortgage loans, 50% to 60% on home equity lines, and 70% on commercial mortgage loans.

        The risks inherent in the Bank’s loan portfolio primarily stem from the following factors relating to borrower size, geographic concentration, real estate values and environmental contamination: first, loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls; second, the ability of many of the Bank’s borrowers to repay their loans can be dependent on the strength of the local economy; and finally, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on, among other things, the strength of the Long Island real estate market and the condition of the property including the absence of environmental contamination. The Bank does not have any significant industry concentrations or any foreign loans.

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

        The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Bank’s Board of Directors and contained in the Bank’s loan policies. The Bank’s loan policies allow for exceptions and set forth the specific approvals required. Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan, and the value of the collateral, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)

Commercial and industrial	$51,672	$47,886	$37,329	$40,993	$30,514
Secured by real estate	285,204	268,508	217,730	179,905	155,283
Consumer	5,566	5,730	6,414	6,198	7,504
Other	474	729	628	593	560

	342,916	322,853	262,101	227,689	193,861
Net deferred loan fees	(479)	(882)	(993)	(1,001)	(952)

	342,437	321,971	261,108	226,688	192,909
Allowance for loan losses	(2,808)	(2,452)	(2,085)	(2,020)	(1,943)

	$339,629	$319,519	$259,023	$224,668	$190,966

Commercial and Industrial Loans. The Bank makes commercial loans on a demand basis, short-term basis, or installment basis. Short-term business loans are generally due and payable within one year and should be self liquidating during the normal course of the borrower’s business cycle. Term and installment loans are
2

usually due and payable within five years. Generally, it is the policy of the Bank to obtain personal guarantees of principal owners on loans made to privately-owned businesses. Maturity and rate information for the Bank’s commercial and industrial loans is set forth below.

	Maturity
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial and industrial loans:
Fixed rate	$6,898	$3,392	$—	$10,290
Variable rate	18,054	16,168	7,160	41,382

	$24,952	$19,560	$7,160	$51,672

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

        Consumer Loans and Lines. The Bank makes auto loans, home improvement loans, and other consumer loans, establishes revolving overdraft lines of credit, and issues VISAR credit cards. Consumer loans and lines may be secured or unsecured. Consumer loans are generally made on an installment basis over terms not exceeding five years. In reviewing loans and lines for approval, the Bank considers, among other things, ability to repay, stability of employment and residence, and past credit history.

        Past Due, Nonaccrual, and Restructured Loans.   Selected information about the Bank’s past due, nonaccrual, and restructured loans can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

        The accrual of interest on loans is discontinued when principal or interest payments become past due 90 days or more unless the loan is well secured and in the process of collection. As of December 31, 2004, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in “Note C - Loans” to the Corporation’s consolidated financial statements which have been incorporated by reference into “Item 8. Financial Statements and Supplemental Data” of this Form 10-K.

        Economic conditions in the Bank’s market area were favorable during the 2004 year. Future levels of past due, nonperforming, and restructured loans will be affected by the strength of the local economy.

        Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged against income and reductions in the allowance are credited to income. Amounts deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable losses inherent in the Bank’s loan portfolio. The process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

         In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating losses the Bank reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Estimated losses for loans that are not specifically reviewed are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. The allowance for loan losses is comprised of impairment losses on the loans specifically reviewed plus estimated losses on the pools of loans that are not specifically reviewed.

         Changes in the Bank’s allowance for loan losses for each of the five years in the period ended December 31, 2004 and the allocation of the Bank’s allowance for loan losses by loan type at the end of each of these years can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

        The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank’s borrowers and the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 83% of the Bank’s total loans outstanding at December 31, 2004. The majority of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

        The Bank’s investment decisions seek to maximize income while keeping both credit and market risk at acceptable levels, provide for the Bank’s liquidity needs, assist in managing interest rate sensitivity, and provide securities that can be pledged, as needed, to secure deposits and/or borrowings.

        The Bank’s investment policy limits individual maturities to twenty years and average lives, in the case of collateralized mortgage obligations (CMOs) and other mortgage-backed securities, to 10 years. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1. In addition, management periodically reviews issuer credit ratings for all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate. The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

        At December 31, 2004, the Bank had net unrealized gains of $2,179,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $3,951,000 and gross unrealized losses of $1,772,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. Gains that could be recognized currently upon the sale of securities with unrealized gains would be approximately offset by the reduction in future interest income that would result from purchasing replacement securities that are similar with respect to issuer and duration but currently have lower yields. The Bank intends and expects to be able to hold its held to maturity securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

        Portfolio Composition. The composition of the Bank’s investment portfolio can be found in “Note B – Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

        Maturity Information. The maturities and weighted average yields of the Bank’s investment securities at December 31, 2004 can be found in “Note B – Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

        During 2004, the Bank received cash dividends totaling $9,575 on its Federal Reserve Bank, Federal Home Loan Bank of New York, and SLM Corp. stock, representing an average yield of 1.3%.

Sources of Funds

        General.   The Bank’s primary sources of liquidity are deposit growth, maturity and amortization of investment securities, loan payments, operations, borrowings from brokerage firms under repurchase agreements, and borrowings from the Federal Home Loan Bank of New York under repurchase agreements and a variety of other arrangements. The Bank can also borrow overnight federal funds from other commercial banks and borrow at the Federal Reserve Bank discount window. A further discussion of borrowing sources can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

        The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including “Free”, “First Class”, “Regular”, and “Senior Citizen” checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including IOLA; escrow service accounts; rent security accounts; four money-market-type products, including a traditional money market savings account, “Select Savings” - a statement savings account that earns a money market rate; “Super Select Savings – a statement savings account that earns a higher money market rate; “Diamond Savings” - a passbook savings account that earns a money market rate; traditional statement savings; traditional passbook savings; savings certificates (3 month, 6 month and 1 to 6 year terms); large and jumbo certificates; holiday club accounts; and individual retirement accounts (savings certificates with terms of 1 to 6 years).

        Total certificates of deposits, the majority of which mature within one year, were $45,260,000, or 5.9% of total deposits, at December 31, 2004. Certificates of deposit in amounts of $100,000 or more were $27,549,000 at December 31, 2004, or 3.6% of total deposits.

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

        Classification of Average Deposits. The Bank’s average deposit balances by major classification are set forth below.

	Year ended December 31,

	2004		2003		2002

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(dollars in thousands)

Checking	$304,107	—%	$277,096	—%	$241,683	—%
Savings and money market	450,631.61		431,978.76		391,829	1.14
Time deposits	44,720	1.12	33,917	1.29	34,810	1.84

	$799,458.41%		$742,991.50%		$668,322.76%

        Remaining Maturities of Time Deposits.  The remaining maturities of the Bank’s time deposits in amounts of $100,000 or more and less than $100,000 at December 31, 2004 can be found in “Note E – Deposits” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

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

Employees

         As of December 31, 2004, the Bank had 189 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

Regulation

        The Corporation is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission. The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency. The Bank is also subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation.

Availability of Reports

        The First National Bank of Long Island maintains an Internet website at www.fnbli.com. The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Bank’s Internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports at present simply go to the homepage of the Bank’s Internet website and click on “About Us”, then click on “SEC Filings”, and then click on “Corporate SEC Filings.” This will bring you to a listing of the Corporation’s reports maintained on the SEC’s EDGAR website. You can then click on any report to view its contents.

ITEM 2. PROPERTIES

         The Corporation neither owns nor leases any real estate. Office facilities of the Corporation are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank. The Bank’s designated main office is located at 253 New York Avenue, Huntington, New York.

        As of December 31, 2004, the Bank owns a total of ten buildings in fee and leases eighteen other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

        From time to time the Corporation and the Bank may be involved in litigation that arises in the normal course of business. As of the date of this Form 10-K, neither the Corporation nor the Bank is a party to any litigation that management believes could reasonably be expected to have a material adverse effect on the Corporation’s or the Bank’s financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

        The Corporation’s common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “FLIC”. The table appearing on page 1 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 showing the high and low sales prices, by quarter, for the years ended December 31, 2004 and 2003 is incorporated herein by reference.

        On February 28, 2005, there were 3,939,840 shares of the Corporation’s common stock outstanding with 667 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

        During 2004 and 2003, the Corporation declared semi-annual cash dividends aggregating $.78 and $.70 per share, respectively.

        Since 1988, the Corporation has had a stock repurchase program under which it has purchased from time to time shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the fourth quarter of 2004 appearing on page 21 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        “Selected Financial Data” appearing on page 1 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 is incorporated herein by reference.

        The Corporation’s dividend payout ratio was 26.90%, 25.74% and 23.08% for 2004, 2003 and 2002, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 9 through 25 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risk information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and appearing on pages 22 through 25 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and report of independent auditors appearing on pages 26 through 51 of Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated herein by reference. The report of the Corporation’s prior independent auditors included in exhibit 99.1 is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On October 21, 2003, the Audit Committee of the Board of Directors dismissed the Company’s independent registered public accounting firm, Grant Thornton LLP, and then engaged Crowe Chizek and Company LLC as its new independent registered public accounting firm.  The dismissal of Grant Thornton LLP and the engagement of Crowe Chizek and Company LLC was previously reported by the Corporation on October 28, 2003 on Form 8-K. Grant Thornton’s report for the fiscal year ended December 31, 2002, which was the only report issued by them, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s 2002 fiscal year and all interim periods preceding the dismissal and to the date of dismissal, there were no disagreements between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no reportable events with respect to Grant Thornton LLP as that term is described in Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

        The Company’s Chief Executive Officer, Michael N. Vittorio, and Chief Financial Officer, Mark D. Curtis, have evaluated the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that material information related to the Corporation is made known to them by others within the Corporation.

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

         In accordance with an order of the Securities and Exchange Commission under Section 36 of the Securities Exchange Act of 1934 granting an exemption from specified provisions of Exchange Act Rules 13a-1 and 15d-1, the Registrant will file Management’s Annual Report on Internal Control Over Financial Reporting by amendment to this Form 10-K within 45 days of its March 16, 2005 filing deadline.

(c)     Attestation Report of the Registered Public Accounting Firm

        In accordance with the aforementioned order of the Securities and Exchange Commission under Section 36 of the Securities Exchange Act of 1934, the Registrant will file an attestation report of Crowe Chizek and Company LLC, its independent registered public accounting firm, on management’s assessment of the Registrant’s internal control over financial reporting by amendment to this Form 10-K within 45 days of its March 16, 2005 filing deadline.

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        “ELECTION OF DIRECTORS” appearing on pages 3 through 5, “MANAGEMENT” appearing on pages 10 and 11, “Audit Committees” appearing on pages 7 and 8, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” appearing on page 21 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005 are incorporated herein by reference.

        The Corporation has adopted a code of ethics for senior financial officers. For the purposes of the code of ethics, senior financial officer means the Corporation’s President and Chief Executive Officer, Chief Financial Officer and Treasurer, and Controller. The Corporation’s Code of Ethics is posted on the Bank’s Internet website. To access the Code of Ethics for Senior Financial Officers simply go to the homepage of the Bank’s Internet website at www.fnbli.com and click on “About Us”, then click on “The First of Long Island Corporation”, and then click on “Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

        “COMPENSATION OF DIRECTORS”, “COMPENSATION COMMITTEES’ REPORT”, “COMPENSATION OF EXECUTIVE OFFICERS”, “SUMMARY COMPENSATION TABLE”, “COMPENSATION PURSUANT TO PLANS”, “PERFORMANCE GRAPH”, and “EMPLOYMENT CONTRACTS” appearing on pages 9 and 11 through 20 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        “VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS” appearing on Pages 1 through 3 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005 and the equity compensation plans table appearing on page 17 of such Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        “TRANSACTIONS WITH MANAGEMENT AND OTHERS” appearing on pages 20 and 21 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        “INDEPENDENT AUDITORS” appearing on pages 21 through 23 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005 is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

        The following consolidated financial statements of the Corporation and its subsidiary and reports of independent registered public accounting firms thereon as required by Item 8 of this report are incorporated herein by reference

•	Consolidated Balance Sheets - December 31, 2004 and 2003

•	Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002

•	Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

None Applicable.

(a) 3. Listing of Exhibits

The following exhibits are submitted herewith.

Exhibit No.	Name

3 (i)	Certificate of Incorporation, as amended	(1)

3 (ii)	By-laws, as amended	(2)

10.1*	Incentive Compensation Plan	(3)

10.2*	1986 Stock Option and Appreciation Rights Plan	(4)

10.3*	1996 Stock Option and Appreciation Rights Plan	(5)

10.4*	Amendment to 1996 Stock Option and Appreciation Rights Plan dated
	February 20, 2001	(6)

10.5*	Employment Agreement between Registrant and J. William Johnson
	dated January 31, 1996, as amended December 18, 1996, January 2, 1998,
	January 6, 1999, July 20, 1999, July 9, 2002, and August 31, 2003	(7)

10.6*	Employment Agreement between Registrant and Michael N. Vittorio
	dated January 3, 2005	(8)

10.7*	Employment Agreement between Registrant and Arthur J. Lupinacci, Jr.
	dated July 1, 1999, as amended July 9, 2002 and January 1, 2005	(9)

10.8*	Employment Agreement between Registrant and Donald L. Manfredonia
	dated January 1, 2002, as amended July 9, 2002 and January 1, 2005	(10)

10.9*	Employment Agreement between Registrant and Joseph G. Perri,
	dated January 1, 2002, as amended July 9, 2002 and January 1, 2005	(11)

10.10*	Employment Agreement between Registrant and Richard Kick,
	dated January 1, 2005	(12)

10.11*	Employment Agreement between Registrant and Mark D. Curtis,
	dated January 1, 2005	(13)

10.12*	Employment Agreement between Registrant and Brian J. Keeney,
	dated January 1, 2005	(14)

13	Registrant’s Annual Report to Shareholders for the fiscal year ended
	December 31, 2004

21	Subsidiary of Registrant

23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public
	Accounting Firm

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Report of Grant Thornton LLP dated January 24, 2003

*Compensatory plan

(1)	Previously filed as part of Report on Form 10-K for 1998, filed on March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

(2)	Previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 3(ii), which exhibit is incorporated herein by reference.

(3)
“Incentive Compensation Plan” and “Compensation Committees’ Report” appearing on pages 15 and 11, respectively, of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005 are incorporated herein by reference.

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

(7)
Employment agreement previously filed as part of Report on Form 10-K for 1995, filed on March 22, 1996, as exhibit 10(c), which exhibit is incorporated herein by reference. The December 18, 1996, January 2, 1998, and January 6, 1999 amendments to Mr. Johnson’s employment agreement each involved an increase in Mr. Johnson’s base annual salary, the dollar amounts of which were previously disclosed in Form 10-K. The July 20, 1999 amendment to Mr. Johnson’s employment contract served to correct the date set forth in Section 4(c) from May 31, 2005 to May 31, 2006. The July 9, 2002 amendment to Mr. Johnson’s employment contract served to delete Section 4(d) “Additional Insurance”. The August 31, 2003 amendment to Mr. Johnson’s employment contract was filed as part of Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on November 10, 2003, as exhibit 10.1, which exhibit is incorporated herein by reference. Mr. Johnson’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005.

(8)	Employment agreement previously filed as part of Report on Form 8-K dated January 18, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference.

(9)
Employment agreement previously filed as part of Report on Form 10-K for 1999, filed on March 29, 2000, as exhibit 10.5, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Lupinacci’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Lupinacci’s employment agreement was previously filed as part of Report on Form 8-K dated February 25, 2005, as Exhibit 10.4, which exhibit is incorporated herein by reference. Mr. Lupinacci’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005.

(10)
Employment agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K dated February 25, 2005, as Exhibit 10.5, which exhibit is incorporated herein by reference. Mr. Manfredonia’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005.

(11)
Employment agreement previously filed as part of Report on Form 10-K for 2001, filed on March 29, 2002, as exhibit 10.8, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Perri’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Perri’s employment agreement was previously filed as part of Report on Form 8-K dated February 25, 2005, as Exhibit 10.6, which exhibit is incorporated herein by reference. Mr. Perri’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2005.

(12)	Employment agreement previously filed as part of Report on Form 8-K dated February 25, 2005, as Exhibit 10.3, which exhibit is incorporated herein by reference.

(13)	Employment agreement previously filed as part of Report on Form 8-K dated February 25, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference.

(14)	Employment agreement previously filed as part of Report on Form 8-K/A dated February 25, 2005, as Exhibit 10.2.1, which exhibit is incorporated herein by reference.

(b) Reports on Form 8-K

         During the quarter ended December 31, 2004 and thereafter to the date hereof the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

1)
The Corporation filed a Form 8-K dated October 29, 2004 to report under Item 2 that it had: (1) issued a press release disclosing material non-public information regarding the Corporation’s financial condition and results of operations as of and for the nine and three month periods ended September 30, 2004, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation’s financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

2)
The Corporation filed a Form 8-K dated January 18, 2005 to report under Item 1.01 that it had entered into an employment agreement with is President and Chief Executive Officer, Michael N. Vittorio. It indicated that this agreement replaces the employment agreement between the Corporation and Mr. Vittorio dated July 1, 2004. The new employment agreement and the previous agreement were furnished as Exhibits 10.1 and 10.2, respectively, to the Form 8-K filing.

3)
The Corporation filed a Form 8-K dated February 7, 2005 to report under Item 12 that it had: (1) issued a press release disclosing material non-public information regarding the Corporation’s financial condition as of December 31, 2004 and results of operations for the year and quarterly period then ended, and (2) mailed a newsletter to its stockholders disclosing similar nonpublic information regarding the Corporation’s financial condition as of December 31, 2004 and results of operations for the year then ended. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the newsletter to stockholders was furnished as Exhibit 99.2 to the Form 8-K filing.

4)
The Corporation filed a Form 8-K dated February 25, 2005 to report under Item 1.01 that it had entered into employment agreements with Mark D. Curtis, Brian J. Keeney, and Richard Kick, all Executive Vice Presidents of the Bank, and had amended existing employment agreements with Arthur J. Lupinacci, Jr., Donald L. Manfredonia, and Joseph G. Perri, all Executive Vice Presidents of the Bank. The employment agreements and amendments to existing employment agreements were filed as Exhibits 10.1 through 10.6 to the Form 8-K filing.

5)
The Corporation filed a Form 8-K/A dated February 25, 2005 to report under Item 1.01 that the employment agreement for Mr. Brian Keeney previously filed as exhibit 10.2 to the Form 8-K filed by the Corporation on March 3, 2005 showed a base annual salary of $184,000 rather than $184,700. A corrected employment agreement for Mr. Keeney was filed as exhibit 10.2.1 to the Form 8-K/A filing.

(c) Exhibits Exhibits as listed under 15(a) 3. above are submitted as a separate section of this report. (d) Financial Statement Schedules – None
10

Signatures

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
—————————————————————
(Registrant)

Dated: February 24, 2005	By	/s/ MICHAEL N. VITTORIO
—————————————————————
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By	/s/ MARK D. CURTIS,
—————————————————————
MARK D. CURTIS, Senior Vice President and Treasurer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ J. WILLIAM JOHNSON	Chairman of the Board	February 24, 2005
J. William Johnson

/s/ ALLEN E. BUSCHING	Director	February 24, 2005
Allen E. Busching

/s/ PAUL T. CANARICK	Director	February 24, 2005
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	February 24, 2005
Alexander L. Cover

/s/ BEVERLY ANN GEHLMEYER	Director	February 24, 2005
Beverly Ann Gehlmeyer

/s/ HOWARD THOMAS HOGAN, JR.	Director	February 24, 2005
Howard Thomas Hogan, Jr.

/s/ J. DOUGLAS MAXWELL, JR.	Director	February 24, 2005
J. Douglas Maxwell, Jr.

	Director	February 24, 2005
John R. Miller III

/s/ WALTER C. TEAGLE III	Director	February 24, 2005
Walter C. Teagle III

/s/ MICHAEL N. VITTORIO	Director	February 24, 2005
Michael N. Vittorio
11