Form 10-K/A
period 2004-12-31
FIRST OF LONG ISLAND CORP
filed 2005-05-02
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Commission file Number 0-12220

THE FIRST OF LONG ISLAND CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

New York	11-2672906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY (Address of Principal Executive Offices)	11545 (Zip Code)

Registrant’s telephone number, including area code (516) 671-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A

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

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Corporation’s Annual Report to shareholders for the fiscal year ended December 31, 2004 (previously filed) are incorporated by reference into Parts II and IV.

         Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2005 (previously filed) are incorporated by reference into Part III.

[Cover page 2 of 2 pages]

EXPLANATORY NOTE

         The First of Long Island Corporation (the “Corporation”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 on March 16, 2005. This Amendment No. 1 on Form 10-K/A is being filed to provide the following information within Item 9A:

•	Management’s report on the Corporation’s internal control over financial reporting;

•	The attestation report of the Corporation’s independent registered public accounting firm on management’s assessment of the Corporation’s internal control over financial reporting; and

•	Management’s statement regarding changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s last fiscal quarter.

         As a result of these amendments, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31 and 32 to the original Form 10-K filing, have been re-executed and re-filed as of the date of this Form 10-K/A, and Exhibit 23.3, Consent of Independent Registered Public Accounting Firm, has been added.

         Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the original Form 10-K filing.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of The First of Long Island Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First of Long Island Corporation’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         The First of Long Island Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2004, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their attestation report included in this filing.

Date: April 19, 2005

/s/ Michael N. Vittorio
———————————
Michael N. Vittorio
President & Chief Executive Officer

/s/ Mark D. Curtis
———————————
Mark D. Curtis
Senior Vice President & Treasurer

(c) Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The First of Long Island Corporation
Glen Head, New York

         We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The First of Long Island Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First of Long Island Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management’s assessment that The First of Long Island Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The First of Long Island Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of The First of Long Island Corporation as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended, and our report dated February 18, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Livingston, New Jersey
April 19, 2005

(d) Changes in Internal Control Over Financial Reporting

         There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Exhibits

The following exhibits are submitted herewith:

Exhibit No.	Description

23.3	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

Signatures

         Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2005	THE FIRST OF LONG ISLAND CORPORATION
————————————————————
      (Registrant)

By /s/ MICHAEL N. VITTORIO
      ————————————————————————
       MICHAEL N. VITTORIO, President & Chief Executive Officer
       (principal executive officer)

By /s/ MARK D. CURTIS
      ————————————————————————
       MARK D. CURTIS, Senior Vice President and Treasurer
(principal financial officer and principal accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ J. WILLIAM JOHNSON	Chairman of the Board	April 19, 2005

J. William Johnson

/s/ ALLEN E. BUSCHING	Director	April 19, 2005

Allen E. Busching

	Director	April 19, 2005

Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	April 19, 2005

Alexander L. Cover

/s/ BEVERLY ANN GEHLMEYER	Director	April 19, 2005

Beverly Ann Gehlmeyer

/s/ HOWARD THOMAS HOGAN, JR	Director	April 19, 2005

Howard Thomas Hogan, Jr.

/s/ J. DOUGLAS MAXWELL, JR	Director	April 19. 2005

J. Douglas Maxwell, Jr.

/s/ JOHN R. MILLER III	Director	April 19, 2005

John R. Miller III

/s/ WALTER C. TEAGLE III	Director	April 19, 2005

Walter C. Teagle III

/s/ MICHAEL N. VITTORIO	Director	April 19, 2005

Michael N. Vittorio