Form 10-Q
period 2005-03-31
FIRST OF LONG ISLAND CORP
filed 2005-05-09
CIK 740663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________to__________________________________

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    No

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 29, 2005

Common stock, par value $.10 per share	3,934,379

THE FIRST OF LONG ISLAND CORPORATION MARCH 31, 2005 INDEX

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2005	December 31, 2004
Assets:
Cash and due from banks	$31,175,000	$24,286,000
Federal funds sold	11,000,000	—

Cash and cash equivalents	42,175,000	24,286,000

Investment securities:
Held-to-maturity, at amortized cost (fair
value of $218,888,000 and $209,514,000)	219,801,000	207,335,000
Available-for-sale, at fair value (amortized cost of $327,129,000 and $321,577,000)	326,815,000	324,778,000

	546,616,000	532,113,000

Loans:
Commercial and industrial	49,887,000	51,672,000
Secured by real estate	292,712,000	285,204,000
Consumer	6,277,000	5,566,000
Other	435,000	474,000

	349,311,000	342,916,000
Net deferred loan fees	(401,000)	(479,000)

	348,910,000	342,437,000
Allowance for loan losses	(2,955,000)	(2,808,000)

	345,955,000	339,629,000

Bank premises and equipment, net	6,612,000	6,531,000
Prepaid income taxes	—	141,000
Deferred income tax benefits	62,000	—
Other assets	16,262,000	15,078,000

	$957,682,000	$917,778,000

Liabilities:
Deposits:
Checking	$305,168,000	$298,049,000
Savings and money market	440,918,000	427,941,000
Time, other	18,457,000	17,711,000
Time, $100,000 and over	38,935,000	27,549,000

	803,478,000	771,250,000
Securities sold under repurchase agreements	62,547,000	49,654,000
Accrued expenses and other liabilities	2,292,000	5,204,000
Current income taxes payable	384,000	—-
Deferred income taxes payable	—	1,430,000

	868,701,000	827,538,000

Stockholders’ Equity:
Common stock, par value $.10 per share: Authorized, 20,000,000 shares; Issued and outstanding, 3,933,315 and 3,967,548 shares	393,000	397,000
Surplus	931,000	1,135,000
Retained earnings	87,846,000	86,786,000

	89,170,000	88,318,000
Accumulated other comprehensive income (loss) net of tax	(189,000)	1,922,000

	88,981,000	90,240,000

	$957,682,000	$917,778,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$4,979,000	$4,544,000
Investment securities:
Taxable	3,026,000	3,289,000
Nontaxable	1,625,000	1,590,000
Federal funds sold	71,000	65,000

	9,701,000	9,488,000

Interest expense:
Savings and money market deposits	712,000	725,000
Time deposits	202,000	92,000
Securities sold under repurchase agreements	321,000	106,000

	1,235,000	923,000

Net interest income	8,466,000	8,565,000
Provision for loan losses	150,000	100,000

Net interest income after provision for loan losses	8,316,000	8,465,000

Noninterest income:
Investment Management Division income	472,000	356,000
Service charges on deposit accounts	857,000	940,000
Net gains (losses) on sales of available-for-sale securities	(162,000)	93,000
Other	522,000	170,000

	1,689,000	1,559,000

Noninterest expense:
Salaries	2,733,000	2,636,000
Employee benefits	1,262,000	1,193,000
Occupancy and equipment expense	979,000	955,000
Other operating expenses	1,251,000	1,247,000

	6,225,000	6,031,000

Income before income taxes	3,780,000	3,993,000
Income tax expense	738,000	1,019,000

Net income	$3,042,000	$2,974,000

Weighted average:
Common shares	3,946,127	4,091,153
Dilutive stock options	70,758	100,250

	4,016,885	4,191,403

Earnings per share:
Basic	$.77	$.73

Diluted	$.76	$.71

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2005

	Common Stock		Surplus	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
	Shares	Amount

Balance, January 1, 2005	3,967,548	$397,000	$1,135,000		$86,786,000	$1,922,000	$90,240,000
Net Income				$3,042,000	3,042,000		3,042,000
Repurchase and retirement of common stock	(65,501)	(7,000)	(3,147,000)				(3,154,000)
Exercise of stock options	31,268	3,000	819,000				822,000
Tax benefit of stock options			124,000				124,000
Cash dividend adjustment					18,000		18,000
Unrealized losses on available- for-sale-securities, net of reclassification adjustment and income taxes				(2,111,000)		(2,111,000)	(2,111,000)
Transfer from retained
earnings to surplus			2,000,000		(2,000,000)		—

Comprehensive income				$931,000

Balance, March 31, 2005	3,933,315	$393,000	$931,000		$87,846,000	$(189,000)	$88,981,000

	Three Months Ended March 31, 2004

	Common Stock		Surplus	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount

Balance, January 1, 2004	4,083,733	$408,000	$781,000		$84,864,000	$3,238,000	$89,291,000
Net Income				$2,974,000	2,974,000		2,974,000
Repurchase and retirement of common stock	(7,264)	(1,000)	(357,000)				(358,000)
Exercise of stock options	20,608	2,000	410,000				412,000
Tax benefit of stock options			12,000				12,000
Unrealized gains on available- for-sale-securities, net of reclassification adjustment and income taxes				1,111,000		1,111,000	1,111,000

Comprehensive income				$4,085,000

Balance, March 31, 2004	4,097,077	$409,000	$846,000		$87,838,000	$4,349,000	$93,442,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2005	2004

Cash Flows From Operating Activities:
Net income	$3,042,000	$2,974,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150,000	100,000
Deferred income tax credit	(86,000)	(5,000)
Depreciation and amortization	338,000	353,000
Premium amortization on investment securities, net	368,000	779,000
Writeoff of bank premises and equipment	21,000	—
Losses (gains) on sales of available-for-sale securities	162,000	(93,000)
Accretion of cash surrender value on bank owned life insurance	(66,000)	—
Decrease in prepaid income taxes	141,000	—
Increase in other assets	(1,118,000)	(782,000)
Decrease in accrued expenses and other liabilities	(1,228,000)	(660,000)
Increase in income taxes payable	508,000	733,000

Net cash provided by operating activities	2,232,000	3,399,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	31,453,000	95,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	14,997,000	22,954,000
Available-for-sale	4,145,000	24,130,000
Purchase of investment securities:
Held-to-maturity	(27,525,000)	(30,366,000)
Available-for-sale	(41,618,000)	(8,404,000)
Net increase in loans to customers	(6,476,000)	(2,665,000)
Purchases of bank premises and equipment	(440,000)	(74,000)

Net cash provided by (used in) investing activities	(25,464,000)	5,670,000

Cash Flows From Financing Activities:
Net increase in total deposits	32,228,000	9,761,000
Net increase (decrease) in securities sold under repurchase agreements	12,893,000	(4,000,000)
Proceeds from exercise of stock options	822,000	412,000
Repurchase and retirement of common stock	(3,154,000)	(358,000)
Cash dividends paid	(1,668,000)	(1,470,000)

Net cash provided by financing activities	41,121,000	4,345,000

Net increase in cash and cash equivalents	17,889,000	13,414,000
Cash and cash equivalents, beginning of year	24,286,000	61,430,000

Cash and cash equivalents, end of period	$42,175,000	$74,844,000

Supplemental Schedule of Noncash Investing Activities
Unrealized gains (losses) on available-for-sale securities	$(3,515,000)	$1,851,000

The Corporation made interest payments of $1,227,000 and $927,000 and income tax payments of $177,000 and $292,000 during the first quarters of 2005 and 2004, respectively.

See notes to unaudited consolidated financial statements
4

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
MARCH 31, 2005
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

        The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank’s wholly-owned subsidiaries, The First of Long Island Agency, Inc. and FNY Service Corp., an investment company, and FNY Service Corp.’s wholly-owned subsidiary, The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its direct and indirect subsidiaries are collectively referred to as the “Bank.” The Corporation’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

        The consolidated financial information included herein as of and for the periods ended March 31, 2005 and 2004 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2004 consolidated balance sheet was derived from the Corporation’s December 31, 2004 audited consolidated financial statements.

2. Stock-based Compensation

        At March 31, 2005, the Corporation had two stock option and appreciation rights plans. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Except upon modification, no stock-based employee compensation cost is recorded for stock options as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. If there had been any stock appreciation rights outstanding, compensation costs would have been recorded based on the quoted market price of the Corporation’s stock at the end of the period.

        The following table illustrates the effect on net income and earnings per share of applying the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” to stock-based employee compensation.

	Three Months Ended

	3/31/05	3/31/04

	(in thousands)

Net income, as reported	$3,042	$2,974
Deduct: Total cost of stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(759)	(86)

Pro forma net income	$2,283	$2,888

Earnings per share:
Basic - as reported	$0.77	$0.73
Basic - pro forma	$0.58	$0.71
Diluted - as reported	$0.76	$0.71
Diluted - pro forma	$0.57	$0.69

         When comparing the first quarter of 2005 to the same quarter last year, the increase in pro forma stock-based compensation expense is primarily attributable to the fact that the options granted in January 2005 have a 90 day vesting period rather than the three year vesting period as has been used in the recent past and the vesting of a number of outstanding stock options was accelerated in January and February 2005 (for more information on the acceleration of vesting of outstanding stock options see Note J to the Corporations 2004 Consolidated Financial Statements).

        Options to purchase 32,815 shares of common stock at $47.89 per share were outstanding at March 31, 2005 and for the quarterly period then ended but were not included in the computation of diluted earnings per share for the first quarter of 2005 because the options’ exercise price was greater than the average market price of the common shares. These antidilutive options were issued on January 20, 2004 and expire ten years from their date of grant. There were no antidilutive options outstanding at or for the quarterly period ended March 31, 2004.

3. Stockholders’ Equity

         The line captioned repurchase and retirement of common stock in the Consolidated Statement of Changes in Stockholders’ Equity includes shares of common stock tendered upon the exercise of stock options. For the three months ended March 31, 2005, 6,842 shares of common stock with a value of $338,000 were tendered and for the same period in 2004, 5,604 shares with a value of $277,000 were tendered.

4. Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Three Months Ended March 31,

	2005	2004

	(in thousands)
Service cost, net of plan participant contributions	$190	$168
Interest cost	173	157
Expected return on plan assets	(210)	(176)
Net amortization and deferral	20	18

Net pension cost	$173	$167

        The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank currently expects to contribute $1,283,522 to the Pension Plan on or before September 30, 2005, representing the maximum tax deductible contribution for the Plan year then ended. In September 2004, the Bank contributed $1,182,755 to the Pension Plan representing the maximum tax deductible contribution for the Plan year ended September 30, 2004.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank’s wholly-owned subsidiaries, The First of Long Island Agency, Inc. and FNY Service Corp., an investment company, and FNY Service Corp.’s wholly-owned subsidiary, The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its direct and indirect subsidiaries are collectively referred to as the “Bank.” The Bank’s primary service area has historically been Nassau and Suffolk Counties, Long Island. However, the Bank opened three new commercial banking branches in Manhattan in the second quarter of 2003 and may open additional Manhattan branches in the future.

Overview

        In the first quarter of 2005 the Corporation earned $.76 per share, an increase of 7% over the $.71 earned for the same quarter last year. Earnings for the first quarter of 2005 include net securities losses of $162,000, and earnings for the same quarter last year include net securities gains of $93,000.

        Earnings per share grew 7% for the quarter, while net income grew by 2%. The larger earnings per share growth is primarily attributable to the Corporation’s share repurchase program. When compared to same quarter last year, earnings per share for the current quarter were positively impacted by the large volume of shares purchased during the fourth quarter of 2004 and thus far this year. Purchases during these periods amounted to 140,659 and 58,659 shares, respectively.

        The largest contributors to the increase in first quarter 2005 net income were a real estate tax recovery of $283,000, the impact of tax planning strategies, and a reduction of income taxes accrued with respect to the Corporation’s investment subsidiary.

        While both earnings per share and net income increased for the first quarter of 2005, net interest income from the Corporation’s core banking business declined by $99,000. One reason for the decline was that the Corporation reduced the average maturity of its investment portfolio in the latter half of 2004 to better position the Corporation for increases in intermediate and longer-term interest rates. Another reason for the decline is that short-term interest rates increased during the latter half of 2004 and thus far this year and caused the Corporation’s cost of deposits and borrowings to increase. Also impacting net interest income was the fact that average money-market-type deposit balances were lower in the first quarter of 2005 than the same quarter last year. Positively impacting net interest income for the current quarter was 4% growth in the average balance of checking deposits.

      The Corporation finds itself in a more challenging environment than the last fiscal year. The current interest rate environment and increased competition have put more pressure on the Corporation’s ability to grow deposits. In addition, if short-term interest rates continue to increase, so could the Corporation’s cost of deposits and borrowings. If intermediate and longer-term interest rates remain at their currently low levels or move lower, the Bank may have limited opportunity to reinvest cash flows from loans and securities at equivalent or higher yields. The shifting back from intermediate to shorter-

term investment instruments during the latter half of 2004 should continue to negatively impact portfolio earnings in the near term. As a partial offset, management could now increase the average maturity of the Bank’s securities portfolio and may decide to do so based on its view of the current and future interest rate environment.

        The Corporation continues to explore potential new branch locations and product offerings and currently expects to open a full service branch in Merrick, New York later this year.

Net Interest Income

        Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,

	2005			2004

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
Assets
Federal funds sold	$12,124	$71	2.37%	$27,427	$65	0.95%
Investment Securities:
Taxable	368,785	3,026	3.33	364,712	3,289	3.63
Nontaxable (1)	157,237	2,462	6.26	151,014	2,409	6.38
Loans (1)(2)	345,398	4,981	5.85	325,507	4,546	5.62

Total interest-earning assets	883,544	10,540	4.82	868,660	10,309	4.77

Allowance for loan losses	(2,871)			(2,499)

Net interest-earning assets	880,673			866,161
Cash and due from banks	36,987			35,903
Premises and equipment, net	6,548			6,646
Other assets	14,587			6,654

	$938,795			$915,364

Liabilities and Stockholders’ Equity
Savings and money market deposits	$431,957	712.67		$445,475	725.65
Time deposits	48,378	202	1.69	34,588	92	1.07
Securities sold under repurchase agreements	58,516	321	2.22	46,029	106.93

Total interest-bearing liabilities	538,851	1,235.93		526,092	923.71

Checking deposits (2)	305,823			292,999
Other liabilities	4,624			5,591

	849,298			824,682
Stockholders’ equity	89,497			90,682

	$938,795			$915,364

Net interest income (1)		$9,305			$9,386

Net interest spread (1)			3.89%			4.06%

Net interest margin (1)			4.27%			4.35%

(1)
Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation’s investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in each period presented, based on a Federal income tax rate of 34%.

(2)	Includes official check and treasury tax and loan balances.
9

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,

	2005 Versus 2004 Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume (2)	Net Change

	(in thousands)
Interest Income:
Federal funds sold	$(37)	$96	$(53)	$6
Investment securities:
Taxable	9	(269)	(3)	(263)
Nontaxable (1)	99	(44)	(2)	53
Loans (1)	238	185	12	435

Total interest income	309	(32)	(46)	231

Interest Expense:
Savings and money market deposits	(28)	15	—	(13)
Time deposits	35	53	22	110
Securities sold under repurchase agreements	28	147	40	215

Total interest expense	35	215	62	312

Increase (decrease) in net interest income	$274	$(247)	$(108)	$(81)

(1)	Tax-equivalent basis.

(2)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

      Net interest income on a tax-equivalent basis decreased by $81,000, or 1%, from $9,386,000 for the first quarter of 2004 to $9,305,000 for the current quarter. As can be seen from the above rate/volume analysis, the decrease is comprised of a positive volume variance of $274,000 as offset by negative rate and rate/volume variances of $247,000 and $108,000, respectively.

        Volume Variance. When comparing the first quarter of 2005 to the same quarter last year, the Bank experienced an increase of 4.4% in the average balance of checking deposits. Checking growth was used to fund a combination of loan growth and growth in the Bank’s securities portfolio. Although checking deposit growth contributed to the positive volume variance shown in the table above, the contribution was more modest than in recent prior years when checking growth was consistently higher. When comparing the first quarters of 2004, 2003, and 2002 to the comparable quarters of the prior years, average checking balances grew by 15.7%, 12.5%, and 19.5%, respectively. The recent increase in short-term interest rates may cause depositors to keep smaller balances in noninterest-bearing checking accounts and thereby put pressure on the Bank’s ability to continue to grow these balances, particularly at a rate similar to that experienced in recent prior years. In addition, increased competition in the Bank’s market area may have a similar impact.

        Also contributing to the positive volume variance was a deliberate move by management to reduce the Bank’s overnight federal funds sold position with an offsetting increase in higher yielding securities and loans. The Bank’s average federal funds sold position declined by $15.3 million from $27.4 million for the first quarter of 2004 to $12.1 million for the current quarter.

        The Bank’s purchase of $7.5 million of bank owned life insurance in the fourth quarter of 2004 caused the positive volume variance for the first quarter of 2005 to be lower than it otherwise would have been. This purchase caused a reduction in net interest income with a more than offsetting increase in noninterest income.

        The loan growth experienced by the Bank when comparing the first quarter of 2005 to the same quarter last year occurred primarily in residential and commercial mortgages and home equity products. On a combined basis, the average balance of residential mortgages and home equity products grew by 9.2% and commercial mortgages grew by 5.4%. The residential mortgage growth resulted primarily from growth that occurred during the second and third quarters of 2004. Residential mortgage balances were relatively flat during the fourth quarter of 2004 and actually declined slightly during the first quarter of 2005. Management believes that the reduction in mortgage refinance activity is one of the significant factors that accounts for the flattening and subsequent reduction in residential mortgage balances. The commercial mortgage growth, on the other hand, occurred largely because of one large loan made during the third quarter of 2004 along with continued growth during the first quarter of 2005.

        Rate Variance. Short-term interest rates increased during the latter half of 2004 and the first quarter of 2005 as evidenced by a 175 basis point (1.75%) increase in the federal funds target rate. The Bank’s prime lending rate also increased by 175 basis points during the same time period. As a result, the Bank’s earnings on its federal funds sold position increased as did its earnings on those interest-earning assets that reprice with changes in short-term interest rates or the Bank’s prime lending rate. In addition, the Bank’s earnings also increased to the extent that it was able to reinvest cash flows from loans and securities at higher rates. In addition to federal funds sold, the Bank’s interest-earning assets that reprice with changes in short-term interest rates or the Bank’s prime lending rate include a majority of its commercial loans, home equity lines, and certain adjustable rate commercial and residential mortgages.

        The negative rate variance in the preceding table resulted from the fact that the better earnings realized on interest-earning assets that repriced with increases in short-term interest rates or the Bank’s prime lending rate together with the better earnings realized on loan and security cash flows reinvested at higher rates were more than offset by the increased cost of deposits and borrowings caused by higher short-term interest rates and decreased investment portfolio earnings brought about by shortening the duration of the securities portfolio. Management is currently employing a variety of strategies to minimize the impact of increases in interest rates on the Bank’s cost of deposits while at the same time allowing the Bank to remain competitive. With respect to shortening the duration of the Bank’s securities portfolio, management deliberately moved in this direction during the latter half of 2004 to better position the Bank for an increase in intermediate and longer-term interest rates. The shorter duration was maintained during the first quarter of 2005. Whether it will be maintained for the balance of 2005 will be based on, among other things, management’s ongoing view as to how much and when intermediate and longer-term interest rates will increase.

Application of Critical Accounting Policies

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the allowance for loan losses is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time and involves difficult and complex judgments about matters that are inherently uncertain. In the event that management’s estimate needs to be adjusted based on, among other things, additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly different allowance for loan losses and thereby materially impact, either positively or negatively, the Bank’s results of operations.

        The Bank’s Reserve Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review officer. In addition, and in consultation with the Bank’s Chief Financial Officer, the Reserve Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance. The Bank’s allowance for loan losses is subject to periodic examination by the Office of the Comptroller of the Currency, the Bank’s primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable losses.

        The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired. In doing so, subjective judgments need to be made regarding whether or not it is probable that a borrower will be unable to pay all principal and interest due according to contractual terms. Once a loan is identified as being impaired, management uses the fair value of the underlying collateral and/or the discounted value of expected future cash flows to determine the amount of the impairment loss, if any, that needs to be included in the overall allowance for loan losses. In estimating the fair value of real estate collateral management utilizes appraisals and also makes qualitative judgments based on its knowledge of the local real estate market, analyses of current economic conditions, and expectations with regard to conditions that may prevail in the future. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

        In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed. Statistical information regarding the Bank’s historical loss experience over a period of time is the starting point in making such estimates. However, future losses could vary significantly from those experienced in the past and accordingly management periodically adjusts its historical loss experience to reflect current conditions. In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others, national and local economic conditions, environmental risks, trends in volume and terms of loans, concentrations of credit, changes in lending policies and procedures, and experience, ability, and depth of the Bank’s lending staff. Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

        Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Asset Quality

        The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004

	(dollars in thousands)

Nonaccruing loans	$147	$—
Loans past due 90 days or more as to principal or interest payments and still accruing	16	18

Foreclosed real estate	—	—

Total nonperforming assets	163	18

Troubled debt restructurings	—	—

Total risk elements	$163	$18

Nonaccruing loans as a percentage of total loans	.04%	.00%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.05%	.01%

Risk elements as a percentage of total loans and foreclosed real estate	.05%	.01%

Allowance and Provision For Loan Losses

        The allowance for loan losses grew by $147,000 during the first quarter of 2005, amounting to $2,955,000 at March 31, 2005 as compared to $2,808,000 at December 31, 2004. The allowance represented approximately .8% of total loans at each date. During the first quarter of 2005, the Bank had loan chargeoffs and recoveries of $4,000 and $1,000, respectively, and recorded a $150,000 provision for loan losses. The provision for loan losses increased by $50,000 when compared to the same quarter last year primarily because of an increase in estimated impairment losses on certain pools of loans. Management increased its estimate of such losses after considering, among other things, recent trends in the volume and terms of loans, changes in lending policies and procedures, and national and local economic conditions.

        The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. As more fully discussed in the “Application of Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

        The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and do affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 84% of the Bank’s total loans outstanding at March 31, 2005. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

         Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. Environmental audits for commercial mortgages were instituted by the Bank in 1987. Under the Bank’s current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Noninterest Income, Noninterest Expense, and Income Taxes

        Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of available-for-sale securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Excluding net gains and losses on sales of available-for-sale securities, noninterest income increased by $385,000, or 26.3%, when comparing the first quarter of 2005 to the same quarter last year. The increase is comprised of an increase in Investment Management Division income of $116,000 and an increase in other income of $352,000, as offset by a decrease in service charge income of $83,000. The increase in Investment Management Division income is attributable to a change in the mix of business from nonmanaged to managed assets and the receipt of a final executor’s commission of $72,000 on one estate. The increase in other income is primarily due to a $283,000 recovery of real estate taxes previously paid and a $66,000 increase in the cash surrender value of bank owned life insurance. Service charge income decreased primarily as a result of a reduction in return check charges and maintenance and activity charges.

        Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $194,000, or 3.2%, from $6,031,000 for the first quarter of 2004 to $6,225,000 for the current quarter. The increase is primarily comprised of an increase in salaries of $97,000, or 3.7%, and an increase in employee benefits expense of $69,000, or 5.8%. The increase in salaries is primarily attributable to normal annual salary increases.

        Income tax expense as a percentage of book income (“effective tax rate”) was 19.5% for the first quarter of 2005 as compared to 25.5% for the same quarter last year. The benefit of tax-exempt interest on municipal securities results in an effective tax rate that is considerably lower than the statutory Federal income tax rate of 34% despite state income taxes. The reduction in the effective tax rate is primarily attributable to tax planning strategies and a reduction of taxes accrued with respect to the Bank’s investment subsidiary.

Capital

        The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 25.73%, 24.90% and 9.50%, respectively, at March 31, 2005 substantially exceed the requirements for a well-capitalized bank.

        Total stockholders’ equity decreased by $1,259,000, or from $90,240,000 at December 31, 2004 to $88,981,000 at March 31, 2005. The decrease is primarily attributable to $3,154,000 spent for share repurchases and unrealized losses on available-for-sale securities of $2,111,000, as partially offset by net income of $3,042,000. The unrealized losses on available-for-sale securities are primarily attributable to an increase in interest rates during the quarter.

        Stock Repurchase Program and Market Liquidity.  Since 1988, the Corporation has had a stock repurchase program under which it has purchased, from time to time, shares of its own common stock in market or private transactions. The Corporation’s market transactions are intended to comply with the manner, timing, price and volume conditions set forth in SEC Rule 10b-18 and therefore, with respect to such transactions, provide the Corporation with safe harbor from liability for market manipulation under section 9(a)(2) and Rule 10b-5 of the Securities Exchange Act of 1934.

        The stock repurchase program has historically enhanced earnings per share and return on average stockholders’ equity. Without the share repurchase program, the increase in earnings per share for the first quarter of 2005 would have been two to two and a half cents lower. In estimating the impact on earnings per share, management considered the volume and timing of shares purchased in 2004 and thus far in 2005, the price paid per share, and the earnings loss resulting from using funds to purchase shares rather than investment securities.

        The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended March 31, 2005 was 1,053,686 shares, 12% of which resulted from purchases by the Corporation under its share repurchase program.

         Russell 3000® and 2000® Indices. Frank Russell Company (“Russell”) currently maintains 21 U.S. common stock indices. The Indices are reconstituted each July 1st using objective criteria, primarily market capitalization, and do not reflect subjective opinions. All Indices are subsets of the Russell 3000® Index which represents most of the investable U. S. equity market.

        The broad market Russell 3000® Index includes the largest 3,000 companies in terms of market capitalization and the small cap Russell 2000® Index is comprised of the smallest 2,000 companies in the Russell 3000® Index.

        The Corporation’s common stock is included in the Russell 3000® and 2000® Indices. The Corporation believes that inclusion in the Russell indices positively impacts the price of its common stock and increases the stock’s trading volume and liquidity. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the Indices at any future annual reconstitution date, the Corporation believes that this could adversely affect the price, volume and liquidity of its common stock.

Cash Flows and Liquidity

        Cash Flows.  The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first quarter of 2005, the Corporation’s cash and cash equivalent position increased by $17,889,000. The increase occurred primarily because cash provided by deposit growth and additional borrowings under repurchase agreements exceeded the cash needed to grow loans and used to increase the size of the Bank’s investment securities portfolio.

        Liquidity.   The Corporation has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of approximately two years; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and intermediate and longer-term investment securities designated as available-for-sale. At March 31, 2005, the Corporation had an overnight federal funds sold position of $11,000,000, a short-term securities portfolio not subject to pledge agreements of $113,056,000, and intermediate and longer-term available-for-sale securities not subject to pledge agreements of $150,912,000. While maturities of shorter-term securities in the Corporation’s portfolio provide a significant source of near term liquidity, the intermediate and longer-term securities provide higher current returns and their maturities will provide a significant source of liquidity in the future.

        The Corporation’s primary external sources of liquidity are customer deposits and borrowings from brokerage firms, the Federal Home Loan Bank of New York (“FHLB”), and other commercial banks. The Bank’s deposit base primarily consists of core deposits from businesses and consumers in its local market area and does not include any brokered deposits. The Bank has the ability to borrow on a secured basis from the FHLB under a variety of borrowing arrangements and from brokerage firms under repurchase agreements. Although the Bank is currently a member of the FHLB and has repurchase agreements in place with five brokerage firms, the membership and agreements do not represent legal commitments on the part of the FHLB or the brokerage firms to extend credit to the Bank. The amount that the Bank can potentially borrow from the FHLB and brokerage firms is believed to be well in excess of $100 million and depends on, among other things, the amount and quality of the Bank’s eligible collateral and the financial condition of the Bank.

        The Bank can also borrow overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $30 million do not represent legal commitments to extend credit on the part of the other banks.

        As a backup to borrowing from the FHLB, brokerage firms and other commercial banks, the Bank is eligible to borrow on a secured basis at the Federal Reserve Bank (“FRB”) discount window under the primary credit program. Primary credit, which is normally extended on a very short-term basis, typically overnight, at a rate 100 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

Legislation

        Commercial checking deposits currently account for approximately 29% of the Bank’s total deposits. Congress is considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank’s earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank’s future results of operations.

Adoption of New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123 “Share Based Payments” (“SFAS No. 123”). SFAS No. 123 applies to awards granted or modified on or after the beginning of the first interim or annual period that begins after June 15, 2005. However, in April 2005 the Securities and Exchange Commission announced the adoption of a new rule that allows calendar year companies to implement SFAS No. 123 at the beginning of the first fiscal year rather than the first interim period beginning after June 15, 2005. Therefore the revised compliance date for calendar year companies like the Corporation is January 1, 2006 (the “Compliance Date”). The Corporation currently intends to adopt SFAS No. 123 on the Compliance Date.

        SFAS No. 123 requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and the cost is expensed over the employee service period, which is normally the vesting period of the options. Compensation cost also needs to be recorded for prior option grants that vest after the Compliance Date. The effect on results of operations for options granted after the Compliance Date will depend on the number of options granted, the calculated fair value of such options, and the applicable vesting periods, and accordingly cannot currently be predicted. Existing options that will vest after the Compliance Date are expected to result in additional compensation expense of approximately $40,000 in 2006 and $2,000 in 2007. There will be no significant effect on financial position since total equity will not change.

        In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” as an interpretation of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This Interpretation, which serves to clarify the term conditional asset retirement obligation as used in SFAS No. 143, is not expected to materially impact the Corporation’s financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Bank invests in interest-earning assets which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits, and capital. The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank’s earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change. The principal objective of the Bank’s asset/liability management activities is to maximize net interest income while at the same time maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank.

        Because the Bank’s loans and investment securities generally reprice slower than its interest-bearing deposit accounts, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its savings and money market accounts as quickly or in the same amount as market increases in the overnight federal funds rate, the prime lending rate, and other short-term market rates, the magnitude of the negative impact will decline. If the Bank does not increase its savings and money market rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

        Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income. However, if the Bank does not or cannot decrease the rates paid on its savings and money market accounts as quickly or in the same amount as market decreases in the overnight federal funds rate or the prime lending rate, the magnitude of the positive impact will decline. If the Bank does not decrease its savings and money market rates at all, the impact should be negative.

        If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because 39% of the Bank’s average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

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

        Traditional gap analysis involves arranging the Bank’s interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference, or interest-rate sensitivity gap, between the assets and liabilities which are estimated to reprice during each time period and cumulatively through the end of each time period.

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

        Changes in the estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank’s net interest income or net portfolio value.

        The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at March 31, 2005 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the year ending March 31, 2006 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. The rate change information in the table shows estimates of net portfolio value at March 31, 2005 and net interest income for the year ending March 31, 2006 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

        Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities.  However, if the Bank does not increase the rates paid on its savings and money market accounts as quickly or in the same amount as market increases in the overnight federal funds rate or the prime lending rate, the magnitude of the negative impact will decline. If the Bank does not increase its savings and money market rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, deposit rates are currently very low as indicated by the Bank’s overall cost of funds of 93 basis points for the first quarter of 2005. Therefore, while rates on many of the Bank’s interest earning assets could drop by 100 or 200 basis points, rates on many of its deposit products could not. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case is less than the projected decreases in rates up 100 and 200 basis points.

	Net Portfolio Value (NPV) at March 31, 2005		Net Interest Income Year Ended March 31, 2006

Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

	(dollars in thousands)

+ 200 basis point rate shock	$47,053	(46.9)%	$28,187	(19.6)%
+ 100 basis point rate shock	67,275	(24.0)	31,618	(9.8)
Base case (no rate change)	88,569	—	35,049	—
- 100 basis point rate shock	111,011	25.3	36,855	5.2
- 200 basis point rate shock	134,932	52.3	36,571	4.3

Forward Looking Statements

         “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contain various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words “expect” or “could” or “should” or “would” or “believe”. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

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

PART II.           OTHER INFORMATION

Item 1.   Legal Proceedings

        From time to time the Corporation and the Bank may be involved in litigation that arises in the normal course of business. As of the date of this Form 10-Q, neither the Corporation nor the Bank is a party to any litigation that management believes could reasonably be expected to have a material adverse effect on the Corporation’s or the Bank’s financial position or results of operations for an annual period.

Item 2.   Issuer Purchase of Equity Securities

    Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the first quarter of 2005 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2005 to January 31, 2005.	26,264	$ 47.84	26,264	51,159
February 1, 2005 to February 28, 2005	19,870	$ 49.22	19,870	31,289
March 1, 2005 to March 31, 2005	12,525	$ 46.41	12,525	18,764

(1)
The shares purchased by the Corporation under its stock repurchase program in the first quarter of 2005 were purchased under a 100,000 share plan approved by the Corporation’s board of directors on December 14, 2004 and publicly announced on December 15, 2004. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 6. Exhibits and Reports on Form 8-K a) The following exhibits are included herein.

Exhibit No.	Name

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules
13a-14 and 15d-14 of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
U.S.C. Section 1350)

b) Reports on Form 8-K During the quarter ended March 31, 2005 (and thereafter to the date hereof) the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

1)	The Corporation filed a Form 8-K dated January 18, 2005 to report under Item 1.01 that it had entered into an employment agreement with is President and Chief Executive Officer, Michael N.
22

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

4)
The Corporation filed a Form 8-K/A dated February 25, 2005 to report under Item 1.01 that the employment agreement for Mr. Brian Keeney previously filed as exhibit 10.2 to the Form 8-K filed by the Corporation on March 3, 2005 showed a base annual salary of $184,000 rather than $184,700. A corrected employment agreement for Mr. Keeney was filed as exhibit 10.2.1 to the Form 8-K/A filing.

5)
The Corporation filed a Form 8-K dated May 3, 2005 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation’s financial condition as of March 31, 2005 and results of operations for the three month period then ended, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation’s financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

SIGNATURES Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION

(Registrant)

Date: April 29, 2005	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO, PRESIDENT & CHIEF
EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)
24

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.

31	Certification by Chief Executive Officer and	26
	Chief Financial Officer In Accordance With Section
	302 Of The Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and	28
	Chief Financial Officer In Accordance With Section
	906 Of The Sarbanes-Oxley Act of 2002
25