Form 10-Q
period 2005-06-30
FIRST OF LONG ISLAND CORP
filed 2005-08-04
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ___________________

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 22, 2005
Common stock, par value	3,886,434
$.10 per share

THE FIRST OF LONG ISLAND CORPORATION
JUNE 30, 2005
INDEX

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2005	December 31, 2004

Assets:
Cash and due from banks	$28,857,000	$24,286,000
Federal funds sold	9,000,000	—

Cash and cash equivalents	37,857,000	24,286,000

Investment securities:
Held-to-maturity, at amortized cost (fair
value of $248,524,000 and $209,514,000)	247,535,000	207,335,000
Available-for-sale, at fair value (amortized cost
of $318,288,000 and $321,577,000)	320,280,000	324,778,000

	567,815,000	532,113,000

Loans:
Commercial and industrial	49,356,000	51,672,000
Secured by real estate	307,440,000	285,204,000
Consumer	5,147,000	5,566,000
Other	1,246,000	474,000

	363,189,000	342,916,000
Net deferred loan fees	(264,000)	(479,000)

	362,925,000	342,437,000
Allowance for loan losses	(3,128,000)	(2,808,000)

	359,797,000	339,629,000

Bank premises and equipment, net	6,711,000	6,531,000
Prepaid income taxes	282,000	141,000
Other assets	16,292,000	15,078,000

	$988,754,000	$917,778,000

Liabilities:
Deposits:
Checking	$308,635,000	$298,049,000
Savings and money market	422,251,000	427,941,000
Time, other	20,190,000	17,711,000
Time, $100,000 and over	60,663,000	27,549,000

	811,739,000	771,250,000
Securities sold under repurchase agreements	80,600,000	49,654,000
Accrued expenses and other liabilities	4,263,000	5,204,000
Deferred income taxes payable	838,000	1,430,000

	897,440,000	827,538,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 3,926,317 and 3,967,548 shares	393,000	397,000
Surplus	561,000	1,135,000
Retained earnings	89,164,000	86,786,000

	90,118,000	88,318,000
Accumulated other comprehensive income net of tax	1,196,000	1,922,000

	91,314,000	90,240,000

	$988,754,000	$917,778,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

Interest income:
Loans	$10,236,000	$9,177,000	$5,257,000	$4,633,000
Investment securities:
Taxable	6,564,000	6,630,000	3,538,000	3,341,000
Nontaxable	3,266,000	3,200,000	1,641,000	1,610,000
Federal funds sold	231,000	128,000	160,000	63,000

	20,297,000	19,135,000	10,596,000	9,647,000

Interest expense:
Savings and money market deposits	1,581,000	1,403,000	869,000	678,000
Time deposits	622,000	206,000	420,000	114,000
Securities sold under repurchase agreements	901,000	194,000	580,000	88,000

	3,104,000	1,803,000	1,869,000	880,000

Net interest income	17,193,000	17,332,000	8,727,000	8,767,000
Provision for loan losses	326,000	200,000	176,000	100,000

Net interest income after provision for loan losses	16,867,000	17,132,000	8,551,000	8,667,000

Noninterest income:
Investment Management Division income	872,000	704,000	400,000	348,000
Service charges on deposit accounts	1,793,000	1,974,000	936,000	1,034,000
Net gains (losses) on sales of securities	(9,000)	93,000	153,000	—
Other	836,000	359,000	314,000	189,000

	3,492,000	3,130,000	1,803,000	1,571,000

Noninterest expense:
Salaries	6,136,000	5,333,000	3,403,000	2,697,000
Employee benefits	2,238,000	2,415,000	976,000	1,222,000
Occupancy and equipment expense	1,931,000	1,801,000	952,000	846,000
Other operating expenses	2,577,000	2,591,000	1,326,000	1,344,000

	12,882,000	12,140,000	6,657,000	6,109,000

Income before income taxes	7,477,000	8,122,000	3,697,000	4,129,000
Income tax expense	1,468,000	2,086,000	730,000	1,067,000

Net income	$6,009,000	$6,036,000	$2,967,000	$3,062,000

Weighted average:
Common shares	3,938,162	4,092,434	3,930,197	4,093,714
Dilutive stock options	58,683	92,381	46,607	84,512

	3,996,845	4,184,815	3,976,804	4,178,226

Earnings per share:
Basic	$1.52	$1.47	$.75	$.74

Diluted	$1.50	$1.44	$.74	$.73

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2005

	Common Stock		Surplus	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income	Total

	Shares	Amount

Balance, January 1, 2005	3,967,548	$397,000	$1,135,000		$86,786,000	$1,922,000	$90,240,000
Net Income				$6,009,000	6,009,000		6,009,000
Repurchase and retirement
of common stock	(81,630)	(8,000)	(3,774,000)				(3,782,000)
Exercise of stock options	40,399	4,000	1,064,000				1,068,000
Tax benefit of stock options			136,000				136,000
Cash dividends declared -
$.42 per share					(1,631,000)		(1,631,000)
Unrealized losses on available-
for-sale-securities, net of
reclassification adjustment
and income taxes				(726,000)		(726,000)	(726,000)
Transfer from retained
earnings to surplus			2,000,000		(2,000,000)		—

Comprehensive income				$5,283,000

Balance, June 30, 2005	3,926,317	$393,000	$561,000		$89,164,000	$1,196,000	$91,314,000

Comprehensive Income - Three
Months Ended June 30, 2005				$4,352,000

	Six Months Ended June 30, 2004

	Common Stock		Surplus	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total

	Shares	Amount

Balance, January 1, 2004	4,083,733	$408,000	$781,000		$84,864,000	$3,238,000	$89,291,000
Net Income				$6,036,000	6,036,000		6,036,000
Repurchase and retirement
of common stock	(16,130)	(2,000)	(762,000)				(764,000)
Exercise of stock options	28,184	3,000	577,000				580,000
Tax benefit of stock options			37,000				37,000
Cash dividends declared -
$.36 per share					(1,472,000)		(1,472,000)
Unrealized losses on available-
for-sale-securities, net of
reclassification adjustment
and income taxes				(4,039,000)		(4,039,000)	(4,039,000)

Comprehensive income				$1,997,000

Balance, June 30, 2004	4,095,787	$409,000	$633,000		$89,428,000	$(801,000)	$89,669,000

Comprehensive Loss - Three
Months Ended June 30, 2004				$(2,088,000)

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2005	2004

Cash Flows From Operating Activities:
Net income	$6,009,000	$6,036,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	326,000	200,000
Deferred income tax credit	(108,000)	(2,000)
Depreciation and amortization	676,000	655,000
Premium amortization on investment securities, net	753,000	1,389,000
Writeoff of bank premises and equipment	21,000	—
Net losses (gains) on sales of securities	9,000	(93,000)
Accretion of cash surrender value on bank owned life insurance	(145,000)	—
Increase in prepaid income taxes	(5,000)	—
Decrease (increase) in other assets	(73,000)	303,000
Decrease in accrued expenses and other liabilities	(905,000)	(230,000)
Decrease in income taxes payable	—	(36,000)

Net cash provided by operating activities	6,558,000	8,222,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	32,465,000	95,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	34,382,000	59,663,000
Available-for-sale	12,304,000	25,404,000
Purchase of investment securities:
Held-to-maturity	(75,770,000)	(54,989,000)
Available-for-sale	(42,050,000)	(69,022,000)
Net increase in loans to customers	(20,494,000)	(15,642,000)
Purchases of bank premises and equipment	(877,000)	(394,000)

Net cash used in investing activities	(60,040,000)	(54,885,000)

Cash Flows From Financing Activities:
Net increase in total deposits	40,489,000	40,508,000
Net increase in securities sold under repurchase agreements	30,946,000	448,000
Proceeds from exercise of stock options	1,068,000	580,000
Repurchase and retirement of common stock	(3,782,000)	(764,000)
Cash dividends paid	(1,668,000)	(1,470,000)

Net cash provided by financing activities	67,053,000	39,302,000

Net increase (decrease) in cash and cash equivalents	13,571,000	(7,361,000)
Cash and cash equivalents, beginning of year	24,286,000	61,430,000

Cash and cash equivalents, end of period	$37,857,000	$54,069,000

Supplemental Schedule of Noncash:
Investing Activities
Due from broker on sale of held-to-maturity security	$996,000	$—
Financing Activities
Cash dividends payable	1,648,000	1,472,000

The Corporation made interest payments of $2,821,000 and $1,767,000 and income tax payments of $1,582,000 and $2,125,000 during the first six months of 2005 and 2004, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
JUNE 30, 2005
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

         The consolidated financial information included herein as of and for the periods ended June 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2004 consolidated balance sheet was derived from the Corporation’s December 31, 2004 audited consolidated financial statements.

2. Stock-based Compensation

         At June 30, 2005, the Corporation had two stock option and appreciation rights plans. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Except upon modification, no stock-based employee compensation cost is recorded for stock options as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. If there had been any stock appreciation rights outstanding, compensation costs would have been recorded based on the quoted market price of the Corporation’s stock at the end of the period.

         The following table illustrates the effect on net income and earnings per share of applying the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” to stock-based employee compensation.

	Six Months Ended

	6/30/05	6/30/04

	(in thousands)

Net income, as reported	$6,009	$6,036
Deduct: Total cost of stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(906)	(182)

Pro forma net income	$5,103	$5,854

Earnings per share:
Basic - as reported	$1.52	$1.47
Basic - pro forma	$1.30	$1.43
Diluted - as reported	$1.50	$1.44
Diluted - pro forma	$1.28	$1.40

	Three Months Ended

	6/30/05	6/30/04

	(in thousands)

Net income, as reported	$2,967	$3,062
Deduct: Total cost of stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(147)	(96)

Pro forma net income	$2,820	$2,966

Earnings per share:
Basic - as reported	$0.75	$0.74
Basic - pro forma	$0.72	$0.72
Diluted - as reported	$0.74	$0.73
Diluted - pro forma	$0.71	$0.71

         When comparing the six months ended June 30, 2005 to the same period last year, the increase in pro forma stock-based compensation expense is primarily attributable to the fact that the options granted in January 2005 have a 90 day vesting period rather than the three year vesting period that has been used for stock options granted in the recent past and the vesting of a number of outstanding stock options was accelerated in January and February 2005 (for more information on the acceleration of vesting of outstanding stock options see Note J to the Corporation’s 2004 Consolidated Financial Statements). The 90 day vesting period for the options granted Janaury 2005 is also the primary reason for the increase in stock based compensation expense noted when comparing the quarter ended June 30, 2005 to the same period last year.

3. Earnings Per Share

         Options to purchase 32,354 and 55,282 shares of common stock at $47.89 and $45.53 per share, respectively, were outstanding at June 30, 2005 and for the quarterly period then ended but were not included in the computation of diluted earnings per share for the second quarter of 2005 because the exercise price of these options was greater than the average market price of the common shares. These antidilutive options were issued on

January 20, 2004 and January 18, 2005, respectively, and expire ten years from their date of grant. Options to purchase 33,165 shares of common stock at $47.89 per share were outstanding at June 30, 2004 and for the quarterly period then ended but were not included in the computation of diluted earnings per share for the second quarter of 2004 because the exercise price of these options was greater than the average market price of the common shares. These antidilutive options were issued on January 20, 2004 and expire ten years from their date of grant.

4. Sale of Held-To-Maturity Security

         In the second quarter of 2005, the Bank sold a held-to-maturity corporate bond based on a downgrade of the security’s credit rating from AA2 to A2 over a two month time period. The bond had a stated maturity of October 9, 2026 and could be put back to the issuer at par on October 9, 2006. In light of the long-term nature of this bond, management deemed the downgrade to be a significant deterioration in the issuer’s creditworthiness. The bond had carrying value of $996,000 at the time of sale and the Corporation realized a gain upon sale of $157,000.

5. Stockholders’ Equity

         The line captioned repurchase and retirement of common stock in the Consolidated Statement of Changes in Stockholders’ Equity includes shares of common stock tendered upon the exercise of stock options. For the six months ended June 30, 2005, 12,801 shares of common stock with a value of $577,000 were tendered and for the same period in 2004, 5,860 shares with a value of $288,000 were tendered.

6. Defined Benefit Pension Plan

         The following table sets forth the components of net periodic pension cost for accounting purposes.

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

	(in thousands)
Service cost, net of plan participant contributions	$381	$336	$191	$168
Interest cost	345	314	172	157
Expected return on plan assets	(420)	(352)	(210)	(176)
Net amortization and deferral	39	36	19	18

Net pension cost	$345	$334	$172	$167

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

Overview

         For the first six months of 2005 the Corporation earned $1.50 per share, an increase of 4% over the $1.44 earned for the same period last year. For the second quarter of 2005, the Corporation earned $.74 per share versus $.73 for the same quarter last year.

         During the twelve months ended June 30, 2005, the Corporation experienced a good degree of success with its share repurchase program in that it was able to purchase 209,879 shares, representing approximately 5% of the total shares outstanding at the beginning of the period. Although the amount expended for these share repurchases reduced the funds available for investments and loans, the repurchases are estimated to have contributed five cents to the earnings per share growth when comparing the first six months of 2005 to the same period last year.

         Thus far this year earnings have been positively impacted by loan growth, particularly in commercial mortgages and home equity loans, and continued but modest growth in checking balances. Commercial mortgage balances grew by 10.3% during the first six months of 2005, while home equity products grew by 15.2%. The Bank attributes the loan growth to the relatively low interest rate environment, carefully designed calling programs, more assertive direct advertising, and a change in lending philosophy. In a measured and disciplined manner, management is working to increase the Bank’s loan to deposit ratio and thereby enhance its earnings prospects. Credit quality remains excellent.

         Despite the growth in loans and deposits, the Corporation’s earnings continue to be challenged by the interest rate environment. While short-term interest rates have increased by 225 basis points over the last twelve months, intermediate-term interest rates have remained relatively stable and longer-term interest rates have actually declined. This flattening of the yield curve caused the Corporation’s cost of deposits to increase while at the same time provided limited opportunity to reinvest cash flows from intermediate and longer-term loans and securities at similar or higher rates. Along with the challenging interest rate environment, competition in the Bank’s market area has increased, and alternatives to bank deposit products have become more attractive.

         Earnings for the six and three month periods ended June 30, 2005 were also impacted by the second quarter severance payment of $575,000 to the Corporation’s former Chairman. The impact of this payment was largely offset by a real estate tax recovery of $333,000, most of which was recorded in the first quarter, and the second quarter termination of a retiree insurance benefit resulting in the reversal of a $193,000 liability. In addition, second quarter earnings were helped by net gains on sales of securities of $153,000.

         The Corporation continues to explore potential new branch locations and product offerings and is scheduled to open a full service branch in Merrick, New York later this year.

Net Interest Income

         Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,

	2005			2004

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
Assets
Federal funds sold	$17,235	$231	2.70%	$26,651	$128	0.97%
Investment Securities:
Taxable	388,738	6,564	3.41	372,183	6,630	3.58
Nontaxable (1)	157,043	4,948	6.30	151,950	4,848	6.38
Loans (1)	350,189	10,239	5.90	328,762	9,181	5.62

Total interest-earning assets	913,205	21,982	4.85	879,546	20,787	4.75

Allowance for loan losses	(2,945)			(2,552)

Net interest-earning assets	910,260			876,994
Cash and due from banks	34,101			35,898
Premises and equipment, net	6,597			6,567
Other assets	14,763			6,580

	$965,721			$926,039

Liabilities and
Stockholders’ Equity
Savings and money market deposits	$432,264	1,581.74		$448,808	1,403.63
Time deposits	60,652	622	2.07	38,926	206	1.06
Securities sold under
repurchase agreements	69,618	901	2.61	43,094	194.91

Total interest-bearing liabilities	562,534	3,104	1.11	530,828	1,803.68

Checking deposits (2)	309,375			299,438
Other liabilities	3,825			4,814

	875,734			835,080
Stockholders’ equity	89,987			90,959

	$965,721			$926,039

Net interest income (1)		$18,878			$18,984

Net interest spread (1)			3.74%			4.07%

Net interest margin (1)			4.17%			4.34%

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

	Six Months Ended June 30, 2005 Versus 2004

	Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume(2)	Net Change

	(in thousands)
Interest Income:
Federal funds sold	$(45)	$230	$(82)	$103
Investment securities:
Taxable	276	(327)	(15)	(66)
Nontaxable (1)	162	(60)	(2)	100
Loans (1)	572	457	29	1,058

Total interest income	965	300	(70)	1,195

Interest Expense:
Savings and money market deposits	(56)	242	(8)	178
Time deposits	114	194	108	416
Securities sold under repurchase agreements	118	364	225	707

Total interest expense	176	800	325	1,301

Increase (decrease) in net
interest income	$789	$(500)	$(395)	$(106)

(1)	Tax-equivalent basis.

(2)

Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

         Net interest income on a tax-equivalent basis decreased by $106,000, or .6%, from $18,984,000 for the first six months of 2004 to $18,878,000 for the same period this year. As can be seen from the above rate/volume analysis, the decrease is comprised of negative rate and rate/volume variances of $500,000 and $395,000, respectively, as partially offset by a positive volume variance of $789,000.

         Volume Variance. When comparing the first half of 2005 to the same period last year, the Bank experienced an increase of approximately $9.9 million, or 3.3%, in the average balance of checking deposits, approximately half of which is attributable to two of the three Manhattan branches opened in the middle of 2003. Checking growth, along with a portion of the growth in time deposit accounts, was used to fund loan growth. Although checking deposit growth contributed to the positive volume variance shown in the table above, the contribution was more modest than in recent prior years when checking growth was consistently higher. When comparing the first six months of 2004, 2003, and 2002 to the comparable periods of the prior years, average checking balances grew by 14.4%, 13.6%, and 20.1%, respectively. The recent increase in short-term interest rates may cause depositors to keep smaller balances in noninterest-bearing checking accounts and thereby put pressure on the Bank’s ability to continue to grow these balances, particularly at a rate similar to that experienced in recent prior years. In addition, increased competition in the Bank’s market area may have a similar impact.

         Also contributing to the positive volume variance was a deliberate move by management to reduce the Bank’s overnight federal funds sold position with an offsetting increase in higher yielding securities and loans. The Bank’s average federal funds sold position declined by $9.4 million from $26.6 million for the first half of 2004 to $17.2 million for the same six month period this year.

         The Bank’s purchase of $7.5 million of bank owned life insurance in the fourth quarter of 2004 caused the positive volume variance for the first half of 2005 to be lower than it otherwise would have been. This purchase caused a reduction in net interest income with a more than offsetting increase in noninterest income.

         The loan growth experienced by the Bank when comparing the first half of 2005 to the same period last year occurred primarily in residential and commercial mortgages and home equity products. On a combined basis, the average balance of residential mortgages and home equity products grew by 8.1% and commercial mortgages grew by 9.2%. The residential mortgage growth resulted primarily from growth that occurred during the second and third quarters of 2004. Residential mortgage balances were then relatively flat during the fourth quarter of 2004 and thus far this year largely as a result of a reduction in mortgage refinance activity. The growth in home equity products was primarily attributable to the promotion of fixed rate, amortizing home equity loans with terms of between five and twelve years. The commercial mortgage growth occurred principally because of one large loan made during the third quarter of 2004 along with continued growth during the first half of 2005. The 2005 growth is attributable to, among other things, carefully designed calling programs and a change in lending philosophy.

         Rate Variance. Short-term interest rates increased during the latter half of 2004 and the first half of 2005 as evidenced by a 225 basis point (2.25%) increase in the federal funds target rate. The Bank’s prime lending rate also increased by 225 basis points during the same time period. As a result, the Bank’s earnings on its federal funds sold position increased as did its earnings on those interest-earning assets that reprice with changes in short-term interest rates or the Bank’s prime lending rate. In addition, the Bank’s earnings also increased to the extent that it was able to reinvest cash flows from short-term securities in higher yielding securities of similar duration. In addition to federal funds sold, the Bank’s interest-earning assets that reprice with changes in short-term interest rates or the Bank’s prime lending rate include a majority of its commercial loans, home equity lines, and certain adjustable rate commercial and residential mortgages.

         The increase in short-term interest rates not only caused earnings on certain of the Bank’s interest-earning assets to increase, but also drove up the Bank’s cost of deposits and borrowings. The negative rate variance shown in the preceding table was largely caused by the fact that the amount of deposits and borrowings impacted by the change in short-term interest rates was greater than the amount of interest-earning assets so impacted. Also adding to the negative rate variance is a securities portfolio that is currently shorter in duration than the portfolio held at the same time last year.

         Management is currently employing a variety of strategies to minimize the impact of increases in interest rates on the Bank’s cost of deposits while at the same time allowing the Bank to remain competitive. With respect to the shorter duration securities portfolio, management deliberately moved in this direction during the latter half of 2004 to better position the Bank for an increase in intermediate and longer-term interest rates. However, intermediate-term interest rates have not increased over the last year and long-

term interest rates have actually declined. Because management currently believes that these rates will not improve significantly in the near term and may even decline, management has been purchasing intermediate rather than short-term securities as a means of improving the overall yield of the existing portfolio and protecting the Bank against a decline in rates. Whether or not management will continue in this direction will be based on, among other things, management’s ongoing view as to how much and when intermediate and longer-term interest rates will change.

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

Asset Quality

         The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004

	(dollars in thousands)
Nonaccruing loans	$180	$—
Loans past due 90 days or more as to
principal or interest payments and still accruing	—	18
Foreclosed real estate	—	—

Total nonperforming assets	180	18
Troubled debt restructurings	—	—

Total risk elements	$180	$18

Nonaccruing loans as a percentage of total loans	.05%	.00%

Nonperforming assets as a percentage of total loans
and foreclosed real estate	.05%	.01%

Risk elements as a percentage of total loans and
foreclosed real estate	.05%	.01%

Allowance and Provision For Loan Losses

         The allowance for loan losses grew by $320,000 during the first six months of 2005, amounting to $3,128,000 at June 30, 2005, or .9% of total loans, as compared to $2,808,000 at December 31, 2004, or .8% of total loans. During the first six months of 2005, the Bank had loan chargeoffs and recoveries of $22,000 and $16,000, respectively, and recorded a $326,000 provision for loan losses. The provision for loan losses increased by $126,000 when compared to the same period last year primarily because of an increase in estimated impairment losses on certain pools of loans. Management increased its estimate of such losses after considering, among other things, recent trends in the volume and terms of loans, changes in lending policies and procedures, and national and local economic conditions.

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

         The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and do affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 85% of the Bank’s total loans outstanding at June 30, 2005. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

         Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Excluding net gains and losses on sales of securities, noninterest income increased by $464,000, or 15.3%, when comparing the first six months of 2005 to the same period last year. The increase is comprised of an increase in Investment Management Division income of $168,000 and an increase in other income of $477,000, as offset by a decrease in service charge income of $181,000. The increase in Investment Management Division income is attributable to a change in the mix of business from nonmanaged to managed assets and the first quarter receipt of a final executor’s commission of $72,000 on one estate. The increase in other income is primarily due to a $333,000 recovery of real estate taxes previously paid and a $144,000 increase in the cash surrender value of bank owned life insurance. Service charge income decreased primarily as a result of a reduction in return check charges and maintenance and activity charges.

         Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $742,000, or 6.1%, from $12,140,000 for the first six months of 2004 to $12,882,000 for the current six-month period. The increase is primarily comprised of an increase in salaries of $803,000, or 15.1%, and an increase in occupancy and equipment expense of $130,000, or 7.2%, as offset by a decrease in employee benefits expense of $177,000, or 7.3%. The increase in salaries is primarily attributable to normal annual salary increases and $575,000 in severance paid during the second quarter to the Corporation’s former Chairman. The increase in occupancy and equipment expense is largely attributable to increases in expenses of maintenance and repairs, rent, and equipment service contracts. The decrease in employee benefits expense is largely attributable to the second quarter termination of a retiree insurance benefit and the resulting reversal of a $193,000 liability.

         Income tax expense as a percentage of book income (“effective tax rate”) was 19.6% for the first six months of 2005 as compared to 25.7% for the same period last year. The benefit of tax-exempt interest on municipal securities results in an effective tax rate that is considerably lower than the statutory Federal income tax rate of 34% despite state income taxes. The reduction in the effective tax rate is primarily attributable to tax planning strategies and a reduction of taxes accrued with respect to the Bank’s investment subsidiary.

Results of Operations – Three Months Ended June 30, 2005 Versus June 30, 2004

         Net income for the second quarter of 2005 was $2,967,000, or $.74 per share, as compared to $3,062,000, or $.73 per share, for the same quarter last year. The largest components of the decrease in net income are an increase in salaries of $706,000, as offset by a decrease in employee benefits expense of $246,000, net gains on sales of securities of $153,000, an increase in other noninterest income of $125,000 and a decrease in the Corporation’s effective tax rate from 25.8% in the second quarter of 2004 to 19.7% for the current quarter. In addition, for the second quarter of 2005 the provision for loan losses increased by $76,000, service charges on deposit accounts decreased by $98,000, and occupancy and equipment expense increased by $106,000.

         The increase in salaries is attributable to the $575,000 in severance paid to the Corporation’s former Chairman and normal annual salary increases. The decrease in employee benefits is primarily due to the termination of the retiree insurance benefit. The net gains on sales of securities resulted mostly from the sale of a held-to-maturity security following a downgrade of the security’s credit rating. The increase in other noninterest income is mostly attributable to an increase of $79,000 in the cash surrender value of bank owned life insurance and a real estate tax refund of $50,000 more than that previously accrued.

         The reasons for the increases in the provision for loan losses and occupancy and equipment expense and the decrease in service charges on deposit accounts are the same as those discussed with respect to the six-month periods.

Capital

         The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 25.52%,

24.66% and 9.07%, respectively, at June 30, 2005 substantially exceed the requirements for a well-capitalized bank.

         Total stockholders’ equity increased by $1,074,000, or from $90,240,000 at December 31, 2004 to $91,314,000 at June 30, 2005. The increase is primarily attributable to net income of $6,009,000 and proceeds from the exercise of stock options of $1,068,000, as largely offset by $3,782,000 spent for share repurchases and $1,631,000 in cash dividends declared.

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

         The stock repurchase program has historically enhanced earnings per share and return on average stockholders’ equity. Without the share repurchase program, the increase in earnings per share for the first six months of 2005 would have been approximately five cents lower. In estimating the impact on earnings per share, management considered the volume and timing of shares purchased in 2004 and thus far in 2005, the price paid per share, and the earnings loss resulting from using funds to purchase shares rather than investment securities.

         The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended June 30, 2005 was 1,988,127 shares, 6% of which resulted from open market purchases by the Corporation under its share repurchase program.

         Russell 3000®, 2000® and Microcap Indices®. Frank Russell Company (“Russell”) currently maintains 24 U.S. common stock indices. The indices are reconstituted effective the last Friday in June of each year using objective criteria, primarily market capitalization, and do not reflect subjective opinions. All Indices are subsets of the Russell 3000® Index which represents most of the investable U. S. equity market.

         Effective June 24, 2005, the Corporation’s common stock was no longer included in the Russell 3000® and 2000® Indices but was selected for inclusion in the newly-created Russell Microcap Index®. The Russell Microcap Index® includes the smallest 1,000 companies in terms of market capitalization in the small-cap Russell 2000 Index plus the next 1,000 companies. As of the June 24, 2005 reconstitution, the average market capitalization of companies in the Russell Microcap Index® was approximately $217 million, the median market capitalization was approximately $182.6 million, the capitalization of the largest company in the index was approximately $539.5 million, and the capitalization of the smallest company in the index was approximately $54.8 million. The Corporation’s market capitalization as of June 30, 2005 was approximately $164 million.

         As with its former inclusion in the Russell 3000® and 2000® Indices, the Corporation believes that inclusion in the Russell Microcap Index® will positively impact the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the Russell Microcap Index® at any future annual reconstitution date, the Corporation believes that this could adversely affect the price, volume and liquidity of its common stock.

Cash Flows and Liquidity

         Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first six month of 2005, the Corporation’s cash and cash equivalent position increased by $13,571,000. The increase occurred primarily because cash provided by deposit growth and additional borrowings under repurchase agreements exceeded the cash needed to grow loans and used to increase the size of the Bank’s investment securities portfolio.

         Liquidity. The Corporation has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; its short-term investment securities portfolio which generally consists of securities purchased to mature within two years and securities with average lives of approximately two years; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and intermediate and longer-term investment securities designated as available-for-sale. At June 30, 2005, the Corporation had an overnight federal funds sold position of $9,000,000, a short-term securities portfolio not subject to pledge agreements of $160,683,000, and intermediate and longer-term available-for-sale securities not subject to pledge agreements of $98,179,000. While maturities of shorter-term securities in the Corporation’s portfolio provide a significant source of near term liquidity, the intermediate and longer-term securities provide higher current returns and their maturities will provide a significant source of liquidity in the future.

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

Legislation

         Commercial checking deposits currently account for approximately 28% of the Bank’s total deposits. Congress is considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Although management currently believes that the Bank’s earnings could be more severely impacted by permitting the payment of interest on corporate checking deposits than the daily sweeping of funds from interest-bearing accounts to cover checks, either could have a material adverse impact on the Bank’s future results of operations.

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

         SFAS No. 123 requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and the cost is expensed over the employee service period, which is normally the vesting period of the options. Compensation cost also needs to be recorded for prior option grants that vest after the Compliance Date. The effect on results of operations for options granted after the Compliance Date will depend on the number of options granted, the calculated fair value of such options, and the applicable vesting periods, and accordingly cannot currently be predicted with any degree of certainty. Existing options that will vest after the Compliance Date are expected to result in additional compensation expense of approximately $40,000 in 2006 and $2,000 in 2007. There will be no significant effect on financial position since total equity will not change.

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

         In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” as a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation is not currently aware of any accounting changes or errors to which the provisions of this Statement will apply.

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

          Because the Bank’s loans and investment securities generally reprice slower than its interest-bearing deposit accounts, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as market increases in the overnight federal funds rate, the prime lending rate, and other short-term market rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

         Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income. However, if the Bank does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as market decreases in the overnight federal funds rate or the prime lending rate, the magnitude of the positive impact will decline. If the Bank does not decrease its deposit rates at all, the impact should be negative.

         If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because 38% of the Bank’s average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

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

         The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at June 30, 2005 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the year ending June 30, 2006 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of both the base case and the indicated rate change scenarios, checking deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at June 30, 2005 and net interest income for the year ending June 30, 2006 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

         Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as market increases in the overnight federal funds rate or the prime lending rate, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, deposit rates are currently very low as indicated by the Bank’s overall cost of funds of 111 basis points for the first six months of 2005. Therefore, while rates on many of the Bank’s interest earning assets could drop by 100 or 200 basis points, rates on many of its deposit products could not. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case is less than the projected decreases in rates up 100 and 200 basis points.

Rate Change Scenario	Net Portfolio Value (NPV) at June 30, 2005		Net Interest Income Year Ended June 30, 2006

	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

	(dollars in thousands)
+ 200 basis point rate shock	$51,250	(44.5)%	$28,197	(19.7)%
+ 100 basis point rate shock	71,275	(22.8)	31,661	(9.9)
Base case (no rate change)	92,302	—	35,126	—
- 100 basis point rate shock	114,378	23.9	37,110	5.7
- 200 basis point rate shock	137,806	49.3	37,240	6.0

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

Item 2. Issuer Purchase of Equity Securities

         Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the second quarter of 2005 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2005 to April 30, 2005	—		—	18,764
May 1, 2005 to May 31, 2005	10,170	$38.35	10,170	108,594
June 1, 2005 to June 30, 2005	—		—	108,594

(1)

The shares purchased by the Corporation under its stock repurchase program in the second quarter of 2005 were purchased under a 100,000 share plan approved by the Corporation’s board of directors on December 14, 2004 and publicly announced on December 15, 2004. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 4. Submission Of Matters To A Vote Of Security Holders

         The Annual Meeting of Stockholders of The First of Long Island Corporation (the “Corporation”) held April 19, 2005 was called to elect five directors to serve for two-year terms or until their successors have been elected and qualified.

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

Directors Elected At Annual Meeting	Number of Votes

	Cast For	Withheld

Howard Thomas Hogan, Jr.	3,015,110	8,281
J. Douglas Maxwell, Jr.	3,015,785	7,606
John R. Miller III	3,015,785	7,606
Walter C. Teagle III	3,015,785	7,606
Michael N. Vittorio	3,004,661	18,730

         The name of each Class II director whose term of office as a director continued after the annual meeting is as follows:

Name	Term as Director Expires

Allen E. Busching	2006
Paul T. Canarick	2006
Alexander L. Cover	2006
Beverly Ann Gehlmeyer	2006
J. William Johnson	2006

Item 6. Exhibits and Reports on Form 8-K

         a) The following exhibits are included herein.

Exhibit No.	Name
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules
13a-14 and 15d-14 of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
U.S.C. Section 1350)

         b) Reports on Form 8-K

         During the quarter ended June 30, 2005 (and thereafter to the date hereof) the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

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

2)

The Corporation filed a Form 8-K dated May 25, 2005 to report that pursuant to the terms of a severance agreement dated May 25, 2005, The First of Long Island Corporation and J. William Johnson, Chairman of the Corporation, mutually agreed to terminate the employment agreement between the Corporation and Mr. Johnson dated January 31, 1996 to allow Mr. Johnson to pursue other interests. The Severance Agreement was furnished as exhibit 10.1 to the Form 8-K filing.

3)

The Corporation filed a Form 8-K dated July 25, 2005 to report that Stephen V. Murphy had been elected in accordance with the Corporation’s bylaws to serve as a Class II director of the Corporation until the 2006 annual meeting of stockholders and to serve as a director of the Corporation’s wholly-owned subsidiary, The First National Bank of Long Island.

4)

The Corporation filed a Form 8-K dated August 3, 2005 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation’s financial condition as of June 30, 2005 and results of operations for the six and three month periods then ended, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation’s financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

SIGNATURES

         Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

Date: July 29, 2005

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.
31	Certification by Chief Executive Officer and	28
	Chief Financial Officer In Accordance With Section
	302 Of The Sarbanes-Oxley Act of 2002
32	Certification by Chief Executive Officer and	30
	Chief Financial Officer In Accordance With Section
	906 Of The Sarbanes-Oxley Act of 2002