Form 10-Q
period 2005-09-30
FIRST OF LONG ISLAND CORP
filed 2005-11-03
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from __________________________to__________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 20, 2005
Common stock, par value	3,885,968
$.10 per share

THE FIRST OF LONG ISLAND CORPORATION

SEPTEMBER 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)
	September 30, 2005 and December 31, 2004	1

	Consolidated Statements Of Income (Unaudited)
	Nine and Three Months Ended September 30, 2005 and 2004	2

	Consolidated Statements Of Changes In
	Stockholders’ Equity (Unaudited)
	Nine Months Ended September 30, 2005 and 2004	3

	Consolidated Statements Of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2005 and 2004	4

	Notes To Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis Of
	Financial Condition and Results Of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	19

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Issuer Purchase of Equity Securities	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$25,115,000	$24,286,000

Federal funds sold	28,000,000	—

Cash and cash equivalents	53,115,000	24,286,000

Investment securities:
Held-to-maturity, at amortized cost (fair
value of $238,983,000 and $209,514,000)	239,736,000	207,335,000
Available-for-sale, at fair value (amortized cost
of $321,022,000 and $321,577,000)	320,909,000	324,778,000

	560,645,000	532,113,000

Loans:
Commercial and industrial	47,775,000	51,672,000
Secured by real estate	315,433,000	285,204,000
Consumer	4,437,000	5,566,000
Other	879,000	474,000

	368,524,000	342,916,000
Net deferred loan fees	(195,000)	(479,000)

	368,329,000	342,437,000
Allowance for loan losses	(3,125,000)	(2,808,000)

	365,204,000	339,629,000

Bank premises and equipment, net	6,902,000	6,531,000

Prepaid income taxes	106,000	141,000
Other assets	17,076,000	15,078,000

	$1,003,048,000	$917,778,000

Liabilities:
Deposits:
Checking	$327,167,000	$298,049,000
Savings and money market	423,770,000	427,941,000
Time, other	22,160,000	17,711,000
Time, $100,000 and over	59,548,000	27,549,000

	832,645,000	771,250,000
Securities sold under repurchase agreements	75,292,000	49,654,000
Accrued expenses and other liabilities	3,488,000	5,204,000

Deferred income taxes payable	66,000	1,430,000

	911,491,000	827,538,000

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 3,887,033 and 3,967,548 shares	389,000	397,000
Surplus	741,000	1,135,000
Retained earnings	90,495,000	86,786,000

	91,625,000	88,318,000
Accumulated other comprehensive income (loss) net of tax	(68,000)	1,922,000

	91,557,000	90,240,000

	$1,003,048,000	$917,778,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004
Interest income:
Loans	$15,921,000	$13,942,000	$5,685,000	$4,765,000
Investment securities:

Taxable	10,190,000	9,720,000	3,626,000	3,090,000

Nontaxable	4,884,000	4,841,000	1,618,000	1,641,000

Federal funds sold	459,000	192,000	228,000	64,000

	31,454,000	28,695,000	11,157,000	9,560,000

Interest expense:

Savings and money market deposits	2,514,000	2,076,000	933,000	673,000

Time deposits	1,335,000	333,000	713,000	127,000

Securities sold under repurchase agreements	1,426,000	316,000	525,000	122,000

	5,275,000	2,725,000	2,171,000	922,000

Net interest income	26,179,000	25,970,000	8,986,000	8,638,000
Provision for loan losses (credit)	314,000	300,000	(12,000)	100,000

Net interest income after provision for loan losses (credit)	25,865,000	25,670,000	8,998,000	8,538,000

Noninterest income:

Investment Management Division income	1,275,000	1,062,000	403,000	358,000

Service charges on deposit accounts	2,667,000	2,975,000	874,000	1,001,000

Net gains (losses) on sales of securities	(9,000)	94,000	—	1,000

Other	1,117,000	536,000	281,000	177,000

	5,050,000	4,667,000	1,558,000	1,537,000

Noninterest expense:

Salaries	8,991,000	7,940,000	2,855,000	2,607,000

Employee benefits	3,431,000	3,654,000	1,193,000	1,239,000

Occupancy and equipment expense	2,798,000	2,680,000	867,000	879,000

Other operating expenses	3,925,000	3,795,000	1,348,000	1,204,000

	19,145,000	18,069,000	6,263,000	5,929,000

Income before income taxes	11,770,000	12,268,000	4,293,000	4,146,000

Income tax expense	2,430,000	3,141,000	962,000	1,055,000

Net income	$9,340,000	$9,127,000	$3,331,000	$3,091,000

Weighted average:

Common shares	3,923,696	4,093,742	3,894,765	4,096,359

Dilutive stock options	57,179	86,974	54,170	76,158

	3,980,875	4,180,716	3,948,935	4,172,517

Earnings per share:
Basic	$2.38	$2.23	$.86	$.75

Diluted	$2.35	$2.18	$.85	$.74

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2005
						Accumulated
						Other
				Compre-		Compre-
	Common Stock			hensive	Retained	hensive
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Total
Balance, January 1, 2005	3,967,548	$ 397,000	$1,135,000		$86,786,000	$1,922,000	$ 90,240,000
Net Income				$9,340,000	9,340,000		9,340,000
Repurchase and retirement
of common stock	(133,696)	(13,000)	(6,019,000)				(6,032,000)
Exercise of stock options	53,181	5,000	1,411,000				1,416,000
Tax benefit of stock options			214,000				214,000
Cash dividends declared -
$.42 per share					(1,631,000)		(1,631,000)
Unrealized losses on available-
for-sale-securities, net of
reclassification adjustment
and income taxes				(1,990,000)		(1,990,000)	(1,990,000)
Transfer from retained
earnings to surplus			4,000,000		(4,000,000)		—
Comprehensive income				$7,350,000
Balance, September 30, 2005	3,887,033	$ 389,000	$741,000		$90,495,000	$ (68,000)	$ 91,557,000

Comprehensive income - three months
ended September 30, 2005				$2,067,000

	Nine Months Ended September 30, 2004
						Accumulated
						Other
				Compre-		Compre-
	Common Stock			hensive	Retained	hensive
	Shares	Amount	Surplus	Income	Earnings	Income	Total
Balance, January 1, 2004	4,083,733	$ 408,000	$ 781,000		$ 84,864,000	$3,238,000	$ 89,291,000
Net Income				$ 9,127,000	9,127,000		9,127,000
Repurchase and retirement
of common stock	(16,521)	(2,000)	(779,000)				(781,000)
Exercise of stock options	29,127	3,000	588,000				591,000
Tax benefit of stock options			48,000				48,000
Cash dividends declared -
$.36 per share					(1,475,000)		(1,475,000)
Unrealized losses on available-
for-sale-securities, net of
reclassification adjustment
and income taxes				(531,000)		(531,000)	(531,000)
Comprehensive income				$ 8,596,000
Balance, September 30, 2004	4,096,339	$ 409,000	$ 638,000		$92,516,000	$ 2,707,000	$ 96,270,000

Comprehensive income - three months
ended September 30, 2004				$6,599,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2005	2004
Cash Flows From Operating Activities:
Net income	$9,340,000	$9,127,000
Adjustments to reconcile net income to net cash
provided by operating activities:

Provision for loan losses	314,000	300,000

Deferred income tax provision (credit)	(38,000)	62,000

Depreciation and amortization	974,000	983,000

Premium amortization on investment securities, net	1,123,000	1,998,000

Writeoff of bank premises and equipment	21,000	—

Net losses (gains) on sales of securities	9,000	(94,000)
Accretion of cash surrender value on bank owned life insurance	(216,000)	—

Decrease in prepaid income taxes	249,000	—

Increase in other assets	(1,782,000)	(1,085,000)

Increase (decrease) in accrued expenses and other liabilities	(32,000)	377,000

Increase in income taxes payable	—	74,000

Net cash provided by operating activities	9,962,000	11,742,000

Cash Flows From Investing Activities:
Proceeds from sales of securities:

Held-to-maturity	1,153,000	—
Available-for-sale	32,308,000	81,146,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	50,716,000	70,881,000
Available-for-sale	18,375,000	39,358,000
Purchase of investment securities:
Held-to-maturity	(84,434,000)	(55,016,000)
Available-for-sale	(51,096,000)	(150,859,000)
Net increase in loans to customers	(25,889,000)	(25,325,000)

Purchases of bank premises and equipment	(1,366,000)	(761,000)

Net cash used in investing activities	(60,233,000)	(40,576,000)

Cash Flows From Financing Activities:
Net increase in total deposits	61,395,000	32,646,000
Net increase (decrease) in securities sold under repurchase agreements	25,638,000	(7,880,000)

Proceeds from exercise of stock options	1,416,000	591,000

Repurchase and retirement of common stock	(6,032,000)	(781,000)

Cash dividends paid	(3,317,000)	(2,945,000)

Net cash provided by financing activities	79,100,000	21,631,000

Net increase (decrease) in cash and cash equivalents	28,829,000	(7,203,000)
Cash and cash equivalents, beginning of year	24,286,000	61,430,000

Cash and cash equivalents, end of period	$53,115,000	$54,227,000

The Corporation made interest payments of $4,716,000 and $2,727,000 and income tax payments of $2,221,000 and $3,006,000 during the first nine months of 2005 and 2004, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY

SEPTEMBER 30, 2005

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

The consolidated financial information included herein as of and for the periods ended September 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2004 consolidated balance sheet was derived from the Corporation’s December 31, 2004 audited consolidated financial statements.

2. Stock-based Compensation

At September 30, 2005, the Corporation had two stock option and appreciation rights plans. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Except upon modification, no stock-based employee compensation cost is recorded for stock options as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. If there had been any stock appreciation rights outstanding, compensation costs would have been recorded based on the quoted market price of the Corporation’s stock at the end of the period.

The following table illustrates the effect on net income and earnings per share of applying the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” to stock-based employee compensation.

	Nine Months Ended
	9/30/05	9/30/04
	(in thousands)

Net income, as reported	$ 9,340	$ 9,127
Deduct: Total cost of stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(907)	(276)
Pro forma net income	$ 8,433	$ 8,851

Earnings per share:
Basic - as reported	$2.38	$2.23
Basic - pro forma	$2.15	$2.16
Diluted - as reported	$2.35	$2.18
Diluted - pro forma	$2.12	$2.12

	Three Months Ended
	9/30/05	9/30/04
	(in thousands)

Net income, as reported	$ 3,331	$ 3,091
Deduct: Total cost of stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(1)	(94)
Pro forma net income	$ 3,330	$ 2,997

Earnings per share:
Basic – as reported	$0.86	$0.75
Basic – pro forma	$0.85	$0.73
Diluted – as reported	$0.85	$0.74
Diluted – pro forma	$0.85	$0.72

When comparing the nine months ended September 30, 2005 to the same period last year, the increase in pro forma stock-based compensation expense is primarily attributable to the fact that the options granted in January 2005 have a 90 day vesting period rather than the three year vesting period that has been used for stock options granted in the recent past and the vesting of a number of outstanding stock options was accelerated in January and February 2005 (for more information on the acceleration of vesting of outstanding stock options see Note J to the Corporation’s 2004 Consolidated Financial Statements). The decrease in stock-based compensation expense for the third quarter of 2005 versus the same quarter last year is attributable to the fact that the majority of outstanding stock options were fully vested prior to the start of the quarter.

3. Earnings Per Share

Options to purchase 55,282 and 32,354 shares of common stock at $45.53 and $47.89 per share, respectively, were outstanding at September 30, 2005 and for the quarterly period then ended but were not included in the computation of diluted earnings per share for the third quarter of 2005 because the exercise price of these options was greater than the average market price of the common shares. These antidilutive options were issued January 18, 2005 and January 20, 2004, respectively, and expire ten years from their date of grant. Options to purchase 33,165 shares of common stock at $47.89 per share were outstanding at September 30, 2004 and for the quarterly period then ended but were not included in the computation of diluted earnings per share for the third quarter of 2004 because the exercise price of these options was greater than the average market price of the common shares. These antidilutive options were issued on January 20, 2004 and expire ten years from their date of grant.

4. Sale of Held-To-Maturity Security

In the second quarter of 2005, the Bank sold a held-to-maturity corporate bond based on a downgrade of the security’s credit rating from AA2 to A2 over a two month time period. The bond had a stated maturity of October 9, 2026 and could be put back to the issuer at par on October 9, 2006. In light of the long-term nature of this bond, management deemed the downgrade to be a significant deterioration in the issuer’s creditworthiness. The bond had a carrying value of $996,000 at the time of sale and the Corporation realized a gain upon sale of $157,000.

5. Stockholders’ Equity

The line captioned repurchase and retirement of common stock in the Consolidated Statement of Changes in Stockholders’ Equity includes shares of common stock tendered upon the exercise of stock options. For the nine months ended September 30, 2005, 12,801 shares of common stock with a value of $577,000 were tendered and for the same period in 2004, 5,860 shares with a value of $288,000 were tendered.

6. Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Service cost, net of plan participant contributions	$ 571	$ 504	$ 190	$ 168
Interest cost	518	470	173	157
Expected return on plan assets	(629)	(527)	(209)	(176)
Net amortization and deferral	59	54	20	18
Net pension cost	$ 519	$ 501	$ 174	$ 167

The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank contributed $1,283,522 to the Pension Plan in September 2005, representing the maximum tax deductible contribution for the Plan year ended September 30, 2005. In September 2004, the Bank contributed $1,182,755 to the Pension Plan representing the maximum tax deductible contribution for the Plan year ended September 30, 2004.

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

Overview

For the first nine months of 2005 the Corporation earned $2.35 per share, an increase of 8% over the $2.18 earned for the same period last year. For the third quarter of 2005, the Corporation earned $.85 per share versus $.74 for the same quarter last year, an increase of 15%. Earnings performance was better for the most recent quarter than the year to date period partially because the year to date period included a one-time severance payment. Along with the positive earnings performance, total assets broke the one billion dollar mark, increasing by $85.3 million, or 9%, since December 31, 2004.

During the twelve months ended September 30, 2005, the Corporation experienced a good degree of success with its share repurchase program in that it was able to purchase 261,554 shares, representing approximately 6% of the total shares outstanding at the beginning of the period. The repurchases are estimated to have contributed almost half of the earnings per share growth for the first nine months of 2005 over the corresponding period last year.

Thus far this year earnings have been positively impacted by loan growth, particularly in commercial mortgages and home equity loans, continued growth in checking balances, tax planning strategies and a reduction of income taxes accrued with respect to the Bank’s investment and REIT subsidiaries. Commercial mortgage balances grew by 18.2% during the first nine months of 2005, while home equity products grew by 19.3%. The Bank attributes the loan growth to the relatively low interest rate environment, carefully designed calling programs, more assertive direct advertising, and a change in lending philosophy. In a measured and disciplined manner, management is working to increase the Bank’s loan to deposit ratio and thereby enhance its earnings prospects. Overall credit quality remains excellent. Checking deposit growth is attributed to well designed calling efforts and the Bank’s personalized business banking approach.

Despite the growth in loans and deposits, the Corporation’s earnings continue to be challenged by the interest rate environment. While short-term interest rates have increased by 275 basis points (2.75%) since June of last year, intermediate-term interest rates have not increased nearly as much and longer-term interest rates have remained relatively stable. This flattening of the yield curve caused the Corporation’s cost of deposits to increase while at the same time provided only limited opportunity to reinvest cash flows from intermediate and longer-term loans and securities at similar or higher rates. Along with the challenging interest rate environment, competition in the Bank’s market area has increased, and in some cases alternatives to bank deposit products have become more attractive.

The Corporation continues to explore potential new branch locations and product offerings and is scheduled to open a full service branch in Merrick, New York in the fourth quarter.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,

	2005			2004

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets
Federal funds sold	$20,450	$459	3.00%	$23,824	$192	1.08%
Investment Securities:
Taxable	396,813	10,190	3.43	374,587	9,720	3.47
Nontaxable (1)	155,615	7,400	6.34	154,037	7,335	6.35
Loans (1)	355,238	15,926	5.99	333,846	13,948	5.58

Total interest-earning assets	928,116	33,975	4.89	886,294	31,195	4.70

Allowance for loan losses	(3,031)			(2,602)

Net interest-earning assets	925,085			883,692
Cash and due from banks	32,607			36,055
Premises and equipment, net	6,637			6,560
Other assets	14,952			6,545

	$979,281			$932,852

Liabilities and
Stockholders' Equity
Savings and money market deposits	$429,505	2,514.78		$452,059	2,076.61

Time deposits	76,342	1,335	2.34	41,757	333	1.07
Securities sold under
repurchase agreement	67,752	1,426	2.81	42,860	316.98

Total interest-bearing liabilities	573,599	5,275	1.23	536,676	2,725.68

Checking deposits (2)	311,367			300,154
Other liabilities	4,151			4,633

	889,117			841,463
Stockholders' equity	90,164			91,389

	$979,281			$932,852

Net interest income (1)		$28,700			$28,470

Net interest spread (1)			3.66%			4.02%

Net interest margin (1)			4.13%			4.29%

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

	Nine Months Ended September 30,
	2005 Versus 2004
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume(2)	Change
	(in thousands)
Interest Income:
Federal funds sold	$ (27)	$ 343	$ (49)	$ 267
Investment securities:
Taxable	567	(92)	(5)	470
Nontaxable (1)	75	(10)	—	65
Loans (1)	880	1,032	66	1,978
Total interest income	1,495	1,273	12	2,780

Interest Expense:
Savings and money market deposits	(105)	572	(29)	438
Time deposits	276	398	328	1,002
Securities sold under repurchase agreements	183	586	341	1,110
Total interest expense	354	1,556	640	2,550
Increase (decrease) in net
interest income	$ 1,141	$ (283)	$ (628)	$ 230

(1) Tax-equivalent basis.

(2) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net interest income on a tax-equivalent basis increased by $230,000 from $28,470,000 for the first nine months of 2004 to $28,700,000 for the same period this year. As can be seen from the above rate/volume analysis, the increase is comprised of a positive volume variance of $1,141,000 as offset by negative rate and rate/volume variances of $283,000 and $628,000, respectively.

Volume Variance. When comparing the first nine months of 2005 to the same period last year, the Bank experienced an increase of approximately $11.2 million, or 3.7%, in the average balance of checking deposits. Approximately one third of the increase is attributable to two of the three Manhattan branches opened in the middle of 2003. Checking growth, along with a portion of the growth in time deposit accounts, was used to fund loan growth. Although checking deposit growth contributed to the positive volume variance shown in the table above, the contribution was more modest than in recent prior years when checking growth was consistently higher. By comparison to the 3.7% growth experienced in the first nine months of 2005, checking growth for the first nine months of 2004, 2003, and 2002 was 11.3%, 14.2%, and 20.2%, respectively. The recent increase in short-term interest rates may cause depositors to keep smaller balances in noninterest-bearing checking accounts and thereby put pressure on the Bank’s ability to continue to grow these balances, particularly at a rate similar to that experienced in recent prior years. In addition, increased competition in the Bank’s market area could have a similar impact.

Also contributing to the positive volume variance was growth in both time deposit balances and securities sold under repurchase agreements. Although a portion of the time deposit growth resulted merely from a migration of funds from lower yielding savings and money market accounts, the balance of the growth was available to fund loan growth. The growth in securities sold under repurchase agreements was part of a strategy to preinvest future cash flows from the securities portfolio.

The Bank’s purchase of $7.5 million of bank owned life insurance in the fourth quarter of 2004 caused the positive volume variance for the first nine months of 2005 to be lower than it otherwise would have been. This purchase caused a reduction in net interest income with a more than offsetting increase in noninterest income.

The loan growth experienced by the Bank when comparing the first nine months of 2005 to the same period last year occurred primarily in residential and commercial mortgages and home equity products. On a combined basis, the average balance of residential mortgages and home equity products grew by 7.5% and commercial mortgages grew by 10.5%. The residential mortgage growth resulted primarily from growth that occurred during the second and third quarters of 2004. Residential mortgage balances were then relatively flat during the fourth quarter of 2004 and thus far this year largely as a result of a reduction in mortgage refinance activity. The growth in home equity products was primarily attributable to the promotion of fixed rate, amortizing home equity loans with terms of between five and twelve years. The commercial mortgage growth occurred principally because of one large loan made during the third quarter of 2004 along with continued growth during the first nine months of 2005. The 2005 growth is attributable to, among other things, carefully designed calling programs and a change in lending philosophy.

Rate Variance. Short-term interest rates increased during the latter half of 2004 and the first half of 2005 as evidenced by a 275 basis point increase in both the federal funds target rate and the Bank’s prime lending rate. As a result, the Bank’s earnings on its federal funds sold position increased as did its earnings on those interest-earning assets that reprice with changes in its prime lending rate or other short-term interest rates. In addition, the Bank’s earnings also increased to the extent that it was able to reinvest cash flows from short-term securities in higher yielding securities of similar duration. In addition to federal funds sold, the Bank’s interest-earning assets that reprice with changes in its prime lending rate or other short-term interest rates include a majority of its commercial loans, home equity lines, and certain adjustable rate commercial and residential mortgages.

The increase in short-term interest rates not only caused earnings on certain of the Bank’s interest-earning assets to increase, but also drove up the Bank’s cost of deposits and borrowings. The negative rate variance shown in the preceding table was largely caused by the fact that the amount of deposits and borrowings impacted by the change in short-term interest rates was greater than the amount of interest-earning assets so impacted. Also adding to the negative rate variance was a securities portfolio that was shorter in duration during the first nine months of 2005 than the corresponding period last year.

Management is currently employing a variety of strategies to minimize the impact of increases in interest rates on the Bank’s cost of deposits while at the same time allowing the Bank to remain competitive. With respect to the shorter duration securities portfolio, management deliberately moved in this direction during the latter half of 2004 to better position the Bank for an increase in intermediate and longer-term interest rates. However, intermediate-term interest rates have not increased nearly as much as short-term interest rates and longer-term interest rates have been relatively stable. Because management currently believes that these rates will not improve significantly in the near term and may even decline, management has been purchasing intermediate rather than short-term securities as a means of improving the overall yield of the existing portfolio and protecting the Bank against a decline in rates. Whether or not management will continue in this direction will be based on, among other things, management’s ongoing view as to how much and when intermediate and longer-term interest rates will change.

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

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
	(dollars in thousands)

Nonaccruing loans	$ 171	$ —
Loans past due 90 days or more as to
principal or interest payments and still accruing	—	18
Foreclosed real estate	—	—
Total nonperforming assets	171	18
Troubled debt restructurings	—	—
Total risk elements	$ 171	$ 18

Nonaccruing loans as a percentage of total loans	.05%	.00%
Nonperforming assets as a percentage of total
loans and foreclosed real estate	.05%	.01%
Risk elements as a percentage of total loans and
foreclosed real estate	.05%	.01%

Allowance and Provision For Loan Losses

The allowance for loan losses grew by $317,000 during the first nine months of 2005, amounting to $3,125,000 at September 30, 2005 as compared to $2,808,000 at December 31, 2004, or .8% of total loans at each date. During the first nine months of 2005, the Bank had loan chargeoffs and recoveries of $24,000 and $27,000, respectively, and recorded a $314,000 provision for loan losses.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and do affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 86% of the Bank’s total loans outstanding at September 30, 2005. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Excluding net gains and losses on sales of securities, noninterest income increased by $486,000, or 10.6%, when comparing the first nine months of 2005 to the same period last year. The increase is comprised of an increase in Investment Management Division income of $213,000 and an increase in other income of $581,000, as offset by a decrease in service charge income of $308,000. The increase in Investment Management Division income is attributable to a change in the mix of business from nonmanaged to managed assets, the first quarter receipt of a final executor’s commission of $72,000 on one estate, and a revision of the Division’s fee schedule. The increase in other income is primarily due to a $333,000 recovery of real estate taxes previously paid and a $216,000 increase in the cash surrender value of bank owned life insurance. Service charge income decreased primarily as a result of a reduction in return check charges and maintenance and activity charges.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $1,076,000, or 6.0%, from $18,069,000 for the first nine months of 2004 to $19,145,000 for the current nine-month period. The increase is primarily comprised of an increase in salaries of $1,051,000, or 13.2%, an increase in occupancy and equipment expense of $118,000, or 4.4%, and an increase in other operating expenses of $130,000, or 3.4%, as offset by a decrease in employee benefits expense of $223,000, or 6.1%. The increase in salaries is primarily attributable to normal annual salary increases, additions to staff, and $575,000 in severance paid during the second quarter to the Corporation’s former Chairman. The increase in occupancy and equipment expense is largely attributable to increases in expenses of rent and service contracts. The largest component of the increase in other operating expenses is an increase in fees paid to nonemployee directors which became effective April 1, 2005. The decrease in employee benefits expense is largely attributable to the second quarter termination of a retiree insurance benefit and the resulting reversal of a $193,000 liability.

Income tax expense as a percentage of book income (“effective tax rate”) was 20.6% for the first nine months of 2005 as compared to 25.6% for the same period last year. The benefit of tax-exempt interest on municipal securities results in an effective tax rate that is considerably lower than the statutory Federal income tax rate of 34% despite state income taxes. The reduction in the effective tax rate is primarily attributable to tax planning strategies and a reduction of taxes accrued with respect to the Bank’s investment and REIT subsidiaries.

Results of Operations – Three Months Ended September 30, 2005 Versus

September 30, 2004

Net income for the third quarter of 2005 was $3,331,000, or $.85 per share, as compared to $3,091,000, or $.74 per share, for the same quarter last year. The largest components of the increase in net income are an increase in net interest income of $348,000, a decrease in the provision for loan losses of $112,000, an increase in other noninterest income of $104,000, and a decrease in income tax expense of $93,000. The decrease in the provision for loan losses is primarily due to the resolution of one problem loan. The increase in other noninterest income is largely due to a $72,000 increase in the cash surrender value of bank owned life insurance. The reasons for the increase in noninterest income and the decrease in income tax expense are the same as those discussed with respect to the nine month period.

Negatively impacting net income for the third quarter was an increase in salaries expense of $248,000, an increase in other operating expenses of $144,000, and a decrease in service charges on deposit accounts of $127,000. Salaries are up primarily because of normal annual salary increases, filling of vacancies and additions to staff. The largest component of the increase in other operating expenses is the increase in director fees discussed with respect to the nine month period. The reason for the decrease in service charges is the same as that discussed with respect to the nine month period.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 25.14%, 24.31% and 9.11%, respectively, at September 30, 2005 substantially exceed the requirements for a well-capitalized bank.

Total stockholders’ equity increased by $1,317,000, or from $90,240,000 at December 31, 2004 to $91,557,000 at September 30, 2005. The increase is primarily attributable to net income of $9,340,000 and proceeds from the exercise of stock options of $1,416,000, as largely offset by $6,032,000 spent for share repurchases, $1,631,000 in cash dividends declared, and $1,990,000 in unrealized losses on available-for-sale securities.

Stock Repurchase Program and Market Liquidity. Since 1988, the Corporation has had a stock repurchase program under which it has purchased, from time to time, shares of its own common stock in market or private transactions. The Corporation’s market transactions are generally intended to comply with the manner, timing, price and volume conditions set forth in SEC Rule 10b-18 and therefore, with respect to such transactions, provide the Corporation with safe harbor from liability for market manipulation under section 9(a)(2) and Rule 10b-5 of the Securities Exchange Act of 1934.

The stock repurchase program has historically enhanced earnings per share and return on average stockholders’ equity. Without the share repurchase program, the increase in earnings per share for the first nine months of 2005 would have been approximately eight cents lower. In estimating the impact on earnings per share, management considered the volume and timing of shares purchased in 2004 and thus far in 2005, the price paid per share, and the earnings loss resulting from using funds to purchase shares rather than investment securities.

The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended September 30, 2005 was 2,010,849 shares, 8.9% of which resulted from open market purchases by the Corporation under its share repurchase program.

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

Effective June 24, 2005, the Corporation’s common stock was no longer included in the Russell 3000® and 2000® Indices but was selected for inclusion in the newly-created Russell Microcap Index®. The Russell Microcap Index® includes the smallest 1,000 companies in terms of market capitalization in the small-cap Russell 2000 Index plus the next 1,000 companies. The average market capitalization of companies in the Russell Microcap Index® is $217 million, the median market capitalization is $182.6 million, the capitalization of the largest company in the index is $539.5 million, and the capitalization of the smallest company in the index is $54.8 million. The Corporation’s market capitalization as of September 30, 2005 was approximately $173 million.

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

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first nine months of 2005, the Corporation’s cash and cash equivalent position increased by $28,829,000. The increase occurred primarily because cash provided by deposit growth, additional borrowings under repurchase agreements and operations exceeded the cash needed to grow loans and used to increase the size of the Bank’s investment securities portfolio.

Liquidity. The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight position in federal funds sold; investment securities designated as available-for-sale; and maturities and monthly payments on its investment securities and loan portfolios. At September 30, 2005, the Bank had an overnight federal funds sold position of $28,000,000 and an available-for-sale securities portfolio of $320,909,000.

The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with five brokerage firms. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FHLB under a variety of borrowing arrangements and brokerage firms under repurchase agreements. However, neither the Bank’s FHLB membership nor repurchase agreements with brokers represent legal commitments on the part of the FHLB or the brokerage firms to extend credit to the Bank. The amount that the Bank can potentially borrow from the FHLB and brokerage firms is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At September 30, 2005, the Bank has unencumbered eligible securities collateral of approximately $247 million.

The Bank can also purchase overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $30 million do not represent legal commitments to extend credit on the part of the other banks.

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

Legislation

Commercial checking deposits currently account for approximately 30% of the Bank’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Either could have a material adverse impact on the Bank’s future results of operations.

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

Because the Bank’s loans and investment securities generally reprice slower than its interest-bearing deposit accounts, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income. However, if the Bank does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, the magnitude of the positive impact will decline. If the Bank does not decrease its deposit rates at all, the impact should be negative.

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

Both interest rate sensitivity modeling and gap analysis involve a variety of significant estimates and assumptions and are done at a specific point in time. Interest rate sensitivity modeling requires, among other things, estimates of: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will adjust because of projected changes in market interest rates; (2) future cash flows; (3) discount rates; and (4) decay or runoff rates for nonmaturity deposits such as checking, savings, and money market accounts.

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at September 30, 2005 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2006 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at September 30, 2005 and net interest income on a tax-equivalent basis for the year ending September 30, 2006 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, deposit rates are currently very low as indicated by the Bank’s overall cost of funds of 123 basis points for the first nine months of 2005. Therefore, while rates on many of the Bank’s interest earning assets could drop by 100 or 200 basis points, rates on many of its deposit products could not. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case are less than the projected decreases in rates up 100 and 200 basis points.

			Net Interest Income
	Net Portfolio Value (NPV)		Year Ended
	at September 30, 2005		September 30, 2006
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$80,594	(5.0)%	$33,282	(16.1)%
+ 100 basis point rate shock	82,514	(2.7)	36,473	(8.0)
Base case (no rate change)	84,838	—	39,663	—
- 100 basis point rate shock	87,603	3.3	42,065	6.1
- 200 basis point rate shock	90,849	7.1	41,008	3.4

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Corporation’s Chief Executive Officer, Michael N. Vittorio, and Chief Financial Officer, Mark D. Curtis, have evaluated the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms. Such controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Corporation’s management, including the principal executive and principal financial officers, to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Issuer Purchase of Equity Securities

Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the third quarter of 2005 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
	Total		Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs (1)
July 1, 2005 to July 31, 2005	42,806	$43.01	42,806	65,788
August 1, 2005 to August 31, 2005	6,200	$44.12	6,200	59,588
September 1, 2005 to September 30, 2005	3,060	$44.10	3,060	56,528

(1) The shares purchased by the Corporation under its stock repurchase program in the third quarter of 2005 were purchased under a 100,000 share plan approved by the Corporation’s board of directors on December 14, 2004 and publicly announced on December 15, 2004 and a 100,000 share plan approved by the Corporation’s Board of Directors on May 17, 2005 and publicly announced on May 18, 2005. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5. Other Information

At its July 2005 meeting, the Board of Directors of the Corporation (the “Corporation”) and its wholly-owned subsidiary, The First National Bank of Long Island (the “Bank”), approved increases in the fees paid to both the Chairman of the Board (the “Chairman”) and other non-employee directors. The increased fees were approved after review and consideration of a study of comparable companies prepared for the Compensation Committee of the Board of Directors by an independent compensation consultant. Consideration was also given to the increased time commitments and responsibilities associated with being a director of a public company and a member of its various standing committees, due in large part to recent changes in laws and regulations relating to corporate governance.

Effective April 1, 2005, Board and Committee fees are as follows:

(1) The Chairman receives an annual retainer of $80,000 plus an annual stock-based compensation award of $12,000.

(2) As approved at the Boards’ July 2005 meetings and later amended at their September 2005 meetings, each non-employee director receives an annual retainer of $14,000 from the Corporation plus $1,200 from the Bank for each directors’ meeting attended. Directors also receive $1,200 for each special meeting and $500 for each telephone meeting of the Corporation or the Bank.

(3) The Chairman of the Corporation’s Nominating Committee and the Chairperson of the Bank’s Loan Committee each receive an annual retainer of $2,500 and members of these committees receive an annual retainer of $1,000. Loan Committee members also receive $500 for each loan approval meeting attended.

(4) The Chairman of the Corporation’s Audit Committee receives an annual retainer of $10,000 and each member receives an annual retainer of $4,000. The Chairman of the Corporation’s Compensation Committee receives an annual retainer of $4,000 and each member receives an annual retainer of $2,000.

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are included herein.

Exhibit No.	Name
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules13a-14 and 15d-14 of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

b) Reports on Form 8-K

During the quarter ended September 30, 2005 (and thereafter to the date hereof) the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

1)

The Corporation filed a Form 8-K dated July 25, 2005 to report that Stephen V. Murphy had been elected in accordance with the Corporation’s bylaws to serve as a Class II director of the Corporation until the 2006 annual meeting of stockholders and to serve as a director of the Corporation’s wholly-owned subsidiary, The First National Bank of Long Island.

2)

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

3)

The Corporation filed a Form 8-K dated November 2, 2005 to report that it had: (1) issued a press release disclosing material non-public information regarding the Corporation’s financial condition as of September 30, 2005 and results of operations for the nine and three month periods then ended, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation’s financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

SIGNATURES

Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Date: October 28, 2005	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.
31	Certification by Chief Executive Officer and	27
	Chief Financial Officer In Accordance With Section
	302 Of The Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and	29
	Chief Financial Officer In Accordance With Section
	906 Of The Sarbanes-Oxley Act of 2002