Form 10-K
period 2005-12-31
FIRST OF LONG ISLAND CORP
filed 2006-03-16
CIK 740663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.10 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
[Cover page 1 of 2 pages]

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

        The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2005, the last business day of the Corporation’s most recently completed second fiscal quarter, was $138,668,833. This value was computed by reference to the price at which the stock was last sold on June 30, 2005 and excludes $24,862,270 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding, February 28, 2006
Common Stock, $.10 par value	3,841,198

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Corporation’s Annual Report to shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts II and IV.

        Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2006 are incorporated by reference into Part III.

[Cover page 2 of 2 pages]

PART I

ITEM 1. BUSINESS

General

        The First of Long Island Corporation (the “Registrant” or the “Corporation”), a one-bank holding company, was incorporated on February 7, 1984 for the purpose of providing financial services through its wholly-owned subsidiary, The First National Bank of Long Island (the “Bank”).

        The Bank was organized in 1927 as a national banking association under the laws of the United States of America and was known as The First National Bank of Glen Head through June 30, 1978. The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate, and custody services. The Bank organized a wholly-owned subsidiary, The First of Long Island Agency, Inc. (the “Agency”), as a licensed insurance agency under the laws of the State of New York. The Agency sells mutual funds and annuities to customers of the Bank. Such products are made available through a third party provider. The Bank has one other wholly-owned subsidiary, FNY Service Corp., an investment company, which has one wholly-owned subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.

        The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies, and other organizations primarily in Nassau and Suffolk Counties, Long Island. However, the Bank opened three commercial banking branches in Manhattan in 2003 and may open additional Manhattan branches in the future.

        The principal business of the Bank has historically consisted of attracting business and consumer checking, money market and savings deposits and investing those funds in investment securities, commercial and residential mortgage loans, commercial loans, and home equity loans and lines. The Corporation’s loan portfolio is currently primarily comprised of loans to borrowers in Nassau and Suffolk Counties and its real estate loans are principally secured by properties located in those Counties.

        The Bank’s investment securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities (including pass-through mortgage-backed securities), collateralized mortgage obligations, state and municipal securities and corporate bonds. The Bank also regularly sells federal funds on an overnight basis to a number of banking institutions.

        The Bank offers a variety of deposit products having a wide range of interest rates and terms. The principal products include checking accounts, money market accounts, savings accounts, escrow service and IOLA (interest on lawyer) accounts, and time deposit accounts.

        In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Night Depository Services

•	ATM Banking	•	Payroll Services

•	Bank by Mail	•	Safe Deposit Boxes

•	Bill Payment Using PC or Telephone Banking	•	Securities Transactions

•	Collection Services	•	Signature Guarantee Services

•	Counter Checks and Certified Checks	•	Telephone Banking

•	Drive-Through Banking	•	Travelers Checks

•	Gift Checks and Personal Money Orders	•	Trust and Investment Management Services

•	Internet PC Banking	•	U.S. Savings Bonds

•	Merchant Credit Card Depository Services	•	Wire Transfers and Foreign Cables

•	Lock Box Services	•	Withholding Tax Depository Services

        The Bank has a main office located in Huntington, New York, nine other full service offices on Long Island (Glen Head, Greenvale, Locust Valley, Merrick, Northport, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury), twelve commercial banking offices on Long Island (Bohemia, Deer Park, two in Farmingdale, Garden City, Great Neck, Hauppauge, Hicksville, Lake Success, Mineola, New Hyde Park, Valley Stream), and three commercial banking offices in Manhattan. The Bank’s newest office is the full service office in Merrick, New York which was opened in December 2005. The Bank continues to evaluate potential new branch sites both on Long Island and in Manhattan.

        The Bank’s revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

        The Bank did not commence, abandon, or significantly change any of its lines of business during 2005.

        The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of larger banks, such as Citibank, JPMorgan Chase, Bank of New York, North Fork Bank, and Commerce Bank, various community banks on Long Island and in Manhattan, mortgage brokers, brokerage firms and credit unions.

Lending Activities

        General.   The Bank primarily conducts its lending activities out of its office in Glen Head, New York and, beginning in 2005, its Suffolk County regional lending office in Hauppauge, NY. The Bank’s loan portfolio is currently primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including construction loans, commercial and residential mortgage loans, home equity loans and lines, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts, or general business assets. Consumer loans include, among other things, auto loans, unsecured home improvement loans, secured and unsecured personal loans, overdraft checking lines, and VISAR credit cards.

         The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates. Commercial mortgage loans are made with terms usually not in excess of twenty five years, while the maximum term on residential mortgage loans is thirty years. Fixed rate residential mortgage loans with terms greater than fifteen years are generally not maintained in the Bank’s portfolio. Commercial loans, consumer loans and home equity lines generally mature within five years. The Bank’s usual practice is to lend no more than 65% to 75% of appraised value on residential mortgage loans, 65% on home equity lines, 70% to 75% on fixed rate home equity loans, and 70% on commercial mortgage loans. The lending limitations with regard to appraised value for loans on co-ops and condominiums are more stringent.

        The risks inherent in the Bank’s loan portfolio primarily stem from the following factors relating to borrower size, geographic concentration, real estate values and environmental contamination: first, loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls; second, the ability of many of the Bank’s borrowers to repay their loans may be dependent on the strength of the local economy; and finally, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on, among other things, the strength of the Long Island real estate market and the condition of the property including the absence of environmental contamination. The Bank does not have any significant industry concentrations or any foreign loans.

        Generally, loans in excess of $300,000 up to and including $5,000,000 require the approval of the Management Loan Committee. Loans in excess of $5,000,000 also require the approval of two non-management members of the Board Loan Committee.

        The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Bank’s Board of Directors and contained in the Bank’s loan policies. The Bank’s loan policies allow for exceptions and set forth specific exception approval requirements. Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan, and the value of the collateral, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The composition of the Bank’s loan portfolio is set forth below.

	December 31,

	2005	2004	2003	2002	2001

	(in thousands)
Commercial and industrial	$47,310	$51,672	$47,886	$37,329	$40,993
Secured by real estate	328,091	285,204	268,508	217,730	179,905
Consumer	4,329	5,566	5,730	6,414	6,198
Other	816	474	729	628	593

	380,546	342,916	322,853	262,101	227,689
Net deferred loan fees	(54)	(479)	(882)	(993)	(1,001)

	380,492	342,437	321,971	261,108	226,688
Allowance for loan losses	(3,282)	(2,808)	(2,452)	(2,085)	(2,020)

	$377,210	$339,629	$319,519	$259,023	$224,668

        Loans secured by residential real estate amounted to $213,369,000 and $191,737,000 at December 31, 2005 and 2004, respectively, and loans secured by commercial real estate, including construction loans, amounted to $114,722,000 and $93,467,000, respectively.

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

	Maturity

	Within One Year	After One But Within Five Years	After Five Years	Total

	(in thousands)
Commercial and industrial loans:
Fixed rate	$5,467	$3,668	$—	$9,135
Variable rate	19,635	12,301	6,239	38,175

	$25,102	$15,969	$6,239	$47,310

         Real Estate Mortgage and Home Equity Loans and Lines.  The Bank makes residential and commercial mortgage loans and home equity loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity loans and lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, generally have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. If the source of repayment is rental income, such income must almost always be more than sufficien t to amortize the debt.

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

        Consumer Loans and Lines. The Bank makes auto loans, home improvement loans, and other consumer loans, establishes revolving overdraft lines of credit, and issues VISAR credit cards. Consumer loans and lines may be secured or unsecured. Consumer loans are generally made on an installment basis over terms not in excess of five years. In reviewing loans and lines for approval, the Bank considers, among other things, ability to repay, stability of employment and residence, and past credit history.

        Past Due, Nonaccrual, and Restructured Loans. Selected information about the Bank’s past due, nonaccrual, and restructured loans can be found in the section of the Corporation’s 2005 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

        The accrual of interest on loans is discontinued when principal or interest payments become past due 90 days or more unless the loan is well secured and in the process of collection. As of December 31, 2005, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in “Note C - Loans” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

        Economic conditions in the Bank’s market area were favorable during the 2005 year. Future levels of impaired and other potential problem loans will be affected by the strength of the local economy.

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

        In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating losses the Bank reviews individual credits in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Estimated losses for loans that are not specifically reviewed are determined on a pooled basis using the Bank’s historical loss experience adjusted to reflect current conditions. In adjusting historical loss experience, management considers a variety of factors including levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and

environmental risks. The allowance for loan losses is comprised of impairment losses on the loans specifically reviewed plus estimated losses on the pools of loans that are not specifically reviewed.

         Changes in the Bank’s allowance for loan losses for each of the five years in the period ended December 31, 2005 and the allocation of the Bank’s allowance for loan losses by loan type at the end of each of these years can be found in the section of the Corporation’s 2005 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

        The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank’s borrowers and the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 86% of the Bank’s total loans outstanding at December 31, 2005. The majority of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

Investment Activities

        General.   The investment policy of the Bank, as approved by the Board of Directors and supervised by both the Board and the Management Investment Committee, is intended to promote investment practices which are both safe and sound and in full compliance with applicable regulations. Investment authority will be granted and amended as is necessary by the Board of Directors.

        The Bank’s investment decisions seek to maximize income while keeping both credit and interest rate risk at acceptable levels, provide for the Bank’s liquidity needs, and provide securities that can be pledged, as needed, to secure deposits and/or borrowings.

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

        At December 31, 2005, the Bank had net unrealized losses of $1,979,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $2,111,000 and gross unrealized losses of $4,090,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. Gains that could be recognized currently upon the sale of securities with unrealized gains would be approximately offset by the reduction in future interest income that would result from purchasing replacement securities that are similar with respect to issuer and duration but currently have lower yields. The Bank intends and expects to be able to hold its held-to-maturity securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

        Portfolio Composition. The composition of the Bank’s investment portfolio can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

        Maturity Information. The maturities and weighted average yields of the Bank’s investment securities at December 31, 2005 can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

        During 2005, the Bank received cash dividends totaling $130,687 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 4.56%.

Sources of Funds

        General.   The Bank’s primary sources of liquidity are deposit growth, maturity and amortization of investment securities, loan payments, operations, borrowings from brokerage firms under repurchase agreements, and borrowings from the Federal Home Loan Bank of New York under repurchase agreements and a variety of other arrangements. The Bank can also borrow overnight federal funds from other commercial banks and borrow at the Federal Reserve Bank discount window. A further discussion of borrowing sources can be found in the section of the Corporation’s 2005 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

        The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including “Free”, “First Class”, “Regular”, and “Senior Citizen” checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. The interest-

bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including IOLA; escrow service accounts; rent security accounts; money market products, including traditional personal and nonpersonal money market savings accounts and “Super Business Money Market” – a higher yielding business money market savings account; savings products, including traditional personal and nonpersonal statement and passbook savings accounts and “Super Select Savings” – a higher yielding personal statement savings account; savings certificates (3 month, 6 month and 1 to 6 year terms); jumbo certificates; holiday club accounts; and individual retirement accounts, including savings certificates with terms of 1 to 6 years and “Super Select IRA Savings” – a higher yielding money market savings account.

        Total certificates of deposits, the majority of which mature within one year, were $85,993,000, or 10.9% of total deposits, at December 31, 2005. Certificates of deposit in amounts of $100,000 or more were $62,117,000 at December 31, 2005, or 7.9% of total deposits.

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

        Classification of Average Deposits. The Bank’s average deposit balances by major classification are set forth below.

	Year ended December 31,

	2005		2004		2003

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(dollars in thousands)

Checking	$313,548	—%	$304,107	—%	$277,096	—%
Savings and money market	426,546.82		450,631.61		431,978.76
Time deposits	78,748	2.49	44,720	1.12	33,917	1.29

	$818,842.67%		$799,458.41%		$742,991.50%

        Remaining Maturities of Time Deposits.  The remaining maturities of the Bank’s time deposits in amounts of $100,000 or more and less than $100,000 at December 31, 2005 can be found in “Note E - Deposits” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

Competition

        The Bank competes against other commercial banks as well as savings banks, mortgage brokers, brokerage firms and credit unions in its market area. The Bank competes for loans on the basis of the quality of service it provides, loan structure and by offering competitive interest rates, and competes for deposits by offering a high level of customer service, paying competitive rates and through the geographic distribution of its branch system.

Employees

         As of December 31, 2005, the Bank had 203 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

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

ITEM 1A. RISK FACTORS

        The Corporation is exposed to a variety of risks, some of which are inherent in the banking business. The more significant of these are addressed by the Corporation’s written policies and procedures, the adherence to which is monitored on an ongoing basis. The risks faced by the Corporation include, among others, credit risk, interest rate risk, liquidity risk, market risk for the Corporation’s common stock, and legislative risk.

        Credit Risk.  For both investment securities and loans, there is always the risk that the Corporation will be unable to collect all amounts due according to the contractual terms. Credit risk in the Corporation’s securities portfolio has been addressed by adopting a board approved investment policy that, among other things, limits terms and types of holdings, and specifies minimum required ratings. Allowable investments include direct obligations of the U.S. government and its agencies, highly rated obligations of states and political subdivisions, and highly rated corporate obligations. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, commercial paper must be rated A-1 or P-1, and corporate bonds must be rated A or better. In addition, management periodically reviews issuer credit ratings for all securities in the Corporation’s portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate.

        Credit risk in the Corporation’s loan portfolio has been addressed by adopting board approved commercial, consumer, and mortgage loan policies and maintaining a loan review function. The loan policies contain what the Corporation believes to be conservative underwriting guidelines which include, among other things, specific loan approval requirements, maximum loan terms, loan to appraised value limits for mortgage loans, and environmental study requirements.

        The credit risk within the Corporation’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, real estate values and environmental contamination. The Corporation’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Corporation’s loans are made to businesses and consumers on Long Island and a large percentage of these loans are mortgage loans secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Corporation’s borrowers may be unable to make the required contractual payments on their loans, and the Corporation may be unable to realize the full carrying value of mortgage loans through foreclosure. Environmental impairment of properties securing mortgage loans is also a risk. However, at the present time, the Corporation is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

        Interest Rate Risk.  The Corporation’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Corporation defines interest rate risk as the risk that the Corporation’s earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change. The Corporation has addressed interest rate risk by adopting a board approved interest rate risk policy which sets forth quantitative risk limits and calls for monitoring and controlling interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional interest rate sensitivity gap analysis.

        Because the Corporation’s loans and investment securities generally reprice slower than its interest-bearing liabilities, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Corporation does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Corporation does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Corporation purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

        Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Corporation’s net interest income. However, if the Corporation does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, the magnitude of the positive impact will decline. If the Corporation does not decrease its deposit rates at all, the impact should be negative.

        If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Corporation purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because a significant percent (39% in 2005) of the Corporation’s average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

        Liquidity Risk.  Liquidity risk is the risk that the Corporation will not have sufficient funds to accommodate loan growth and meet deposit outflows. The Corporation has addressed liquidity risk by adopting a board approved liquidity policy that sets forth quantitative risk limits and includes, among other things, a liquidity contingency plan. The Corporation’s market area is currently characterized by aggressive deposit pricing and extensive branching by other financial institutions. Either could cause deposit outflows, and such outflows could be significant. However, the Corporation believes that its present sources of liquidity, the details of which follow, are more than sufficient to meet loan demand, accommodate deposit outflows, and provide sufficient contingency liquidity.

        The Corporation’s primary internal sources of liquidity are its overnight position in federal funds sold, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At December 31, 2005, the Corporation had no overnight federal funds sold position and an available-for-sale securities portfolio of approximately $259 million.

        The Corporation is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with five brokerage firms. In addition to customer deposits, the Corporation’s primary external sources of liquidity are secured borrowings from the FHLB under a variety of borrowing arrangements and brokerage firms under repurchase agreements. However, neither the Corporation’s FHLB membership nor repurchase agreements with brokers represent legal commitments on the part of the FHLB or the brokerage firms to extend credit to the Corporation. The amount that the Corporation can potentially borrow from the FHLB and brokerage firms is dependent on, among other things, the amount of unencumbered eligible securities that the Corporation can use as collateral. At December 31, 2005, the Corporation has unencumbered eligible securities collateral of approximately $222 million.

        The Corporation can also purchase overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $30 million do not represent legal commitments to extend credit on the part of the other banks.

        As a backup to borrowing from the FHLB, brokerage firms and other commercial banks, the Corporation is eligible to borrow on a secured basis at the Federal Reserve Bank (“FRB”) discount window under the primary credit program. Primary credit, which is normally extended on a very short-term basis, typically overnight, at a rate 100 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

        Market Risk for the Corporation’s Common Stock.  Trading volume in the Corporation’s common stock is limited. The publicly reported trading volume in 2005 and 2004 was 1,865,606 and 785,670 shares, respectively. Open market purchases by the Corporation under its share repurchase program accounted for 6.4% of the trading volume in 2005 and 8.6% in 2004. A reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both.

        In addition, effective June 24, 2005, the Corporation’s common stock was selected for inclusion in the newly-created Russell Microcap Index®. The Russell Microcap Index® includes the smallest 1,000 companies in terms of market capitalization in the small-cap Russell 2000 Index plus the next 1,000 companies. The average market capitalization of companies in the Russell Microcap Index® is $217 million, the median market capitalization is $182.6 million, the capitalization of the largest company in the index is $539.5 million, and the capitalization of the smallest company in the index is $54.8 million. The Corporation’s market capitalization as of December 31, 2005 was approximately $163 million.

        As with its former inclusion in the Russell 3000® and 2000® Indices, inclusion in the Russell Microcap Index® could positively impact the price, trading volume and liquidity of its common stock, in part because index funds or other institutional investors often purchase securities that are in these indices. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the Russell Microcap Index® at any future annual reconstitution date, the opposite could occur.

        Legislative Risk.  Commercial checking deposits currently account for approximately 29% of the Corporation’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits. Either could have a material adverse impact on the Corporation’s future results of operations.

        The Corporation owns all of the issued and outstanding common stock of FNY Service Corp. (“FNY”), an investment company, and FNY owns all of the issued and outstanding common stock of The First of Long Island REIT, Inc (“REIT”), a real estate investment trust. Under current New York State tax law, FNY is entitled to a 100% dividends received deduction for any dividends that it receives from its REIT subsidiary. This favorable tax treatment saves the Corporation approximately $300,000 on an annualized basis. The tax savings are impacted by, among other things, the current size and asset composition of FNY’s REIT subsidiary and current interest rates. The 2006-2007 New York State Executive Budget proposes that the tax treatment of REITs be amended to conform to the federal tax treatment under which there is no dividends received deduction. In the event this provision was enacted, the Corporation would lose this tax savings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

       Not Applicable.

ITEM 2. PROPERTIES

         The Corporation neither owns nor leases any real estate. Office facilities of the Corporation are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank. The Bank’s designated main office is located at 253 New York Avenue, Huntington, New York.

        As of December 31, 2005, the Bank owns a total of ten buildings in fee and leases seventeen other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

        None were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

        The Corporation’s common stock trades on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “FLIC”. The table appearing on page 1 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 showing the high and low sales prices, by quarter, for the years ended December 31, 2005 and 2004 is incorporated herein by reference.

        On February 28, 2006, there were 3,841,198 shares of the Corporation’s common stock outstanding with 650 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

        During 2005 and 2004, the Corporation declared semi-annual cash dividends aggregating $.87 and $.78 per share, respectively.

        Since 1988, the Corporation has had a stock repurchase program under which it has purchased from time to time shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the fourth quarter of 2005 appearing on page 22 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        “Selected Financial Data” appearing on page 1 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 is incorporated herein by reference.

        The Corporation’s dividend payout ratio was 28.06%, 26.90% and 25.74% for 2005, 2004 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 10 through 26 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risk information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and appearing on pages 23 through 26 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and report of independent auditors appearing on pages 28 through 53 of Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        The Corporation’s Chief Executive Officer, Michael N. Vittorio, and Chief Financial Officer, Mark D. Curtis, have evaluated the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Corporation’s management, including the principal executive and principal financial officer, to allow timely decisions regarding disclosure.

(b)   Management’s Annual Report on Internal Control Over Financial Reporting

        “Management’s Report on Internal Control Over Financial Reporting” appearing on page 27 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 is incorporated herein by reference.

(c)   Attestation Report of the Registered Public Accounting Firm

        “Report of Independent Registered Public Accounting Firm” appearing on pages 28 and 29 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 is incorporated herein by reference.

(d)   Changes in Internal Control Over Financial Reporting

        There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        “ELECTION OF DIRECTORS” appearing on pages 3 through 6, “MANAGEMENT” appearing on page 11, and “Audit Committee” appearing on pages 8 and 9 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006 are incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

        “COMPENSATION OF DIRECTORS”, “COMPENSATION COMMITTEE REPORT”, “COMPENSATION OF EXECUTIVE OFFICERS”, “SUMMARY COMPENSATION TABLE”, “COMPENSATION PURSUANT TO PLANS”, “PERFORMANCE GRAPH”, and “EMPLOYMENT CONTRACTS” appearing on pages 10 and 12 through 23 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        “VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS” appearing on Pages 1 through 3 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006 and the equity compensation plans table appearing on page 20 of such Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        “TRANSACTIONS WITH MANAGEMENT AND OTHERS” appearing on pages 23 and 24 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        “INDEPENDENT AUDITORS” appearing on pages 24 and 25 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006 is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

        The following consolidated financial statements of the Corporation and its subsidiary and reports of independent registered public accounting firm thereon as required by Item 8 of this report are incorporated herein by reference

•	Consolidated Balance Sheets - December 31, 2005 and 2004

•	Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003

•	Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules None Applicable. (a) 3. Listing of Exhibits The following exhibits are submitted herewith.

Exhibit No.	Name

3 (i)	Certificate of Incorporation, as amended	(1)

3 (ii)	By-laws, as amended	(2)

10.1*	Incentive Compensation Plan	(3)

10.2*	1996 Stock Option and Appreciation Rights Plan	(4)

10.3*	Amendment to 1996 Stock Option and Appreciation Rights Plan dated February 20, 2001	(5)

10.4*	The First of Long Island Corporation 2006 Stock Compensation Plan	(6)

10.5*	Employment Agreement between Registrant and Michael N. Vittorio dated January 3, 2005	(7)

10.6*	Employment Agreement between Registrant and Arthur J. Lupinacci, Jr. dated July 1, 1999, as amended July 9, 2002 and January 1, 2005	(8)

10.7*	Employment Agreement between Registrant and Donald L. Manfredonia dated January 1, 2002, as amended July 9, 2002 and January 1, 2005	(9)

10.8*	Employment Agreement between Registrant and Joseph G. Perri, dated January 1, 2002, as amended July 9, 2002 and January 1, 2005	(10)

10.9*	Employment Agreement between Registrant and Richard Kick, dated January 1, 2005	(11)

10.10*	Employment Agreement between Registrant and Mark D. Curtis, dated January 1, 2005	(12)

10.11*	Employment Agreement between Registrant and Brian J. Keeney, dated January 1, 2005	(13)

13	Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005

21	Subsidiary of Registrant

23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

* Compensatory plan
10

(1)	Previously filed as part of Report on Form 10-K for 1998, filed March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

(2)	Previously filed as part of Report on Form 8-K, filed November 18, 2005, as exhibit 3(ii), which exhibit is incorporated herein by reference.

(3)
“Incentive Compensation Plan” and “Compensation Committee Report” appearing on pages 16 and 12, respectively, of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006 are incorporated herein by reference.

(4)	Previously filed as part of Report on Form 10-K for 1995, filed March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

(5)	Previously filed as part of Report on Form 10-K for 2000, filed March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.

(6)	Plan filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2006, filed March 15, 2006, which appendix is incorporated herein by reference.

(7)	Employment agreement previously filed as part of Report on Form 8-K, filed January 20, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference.

(8)
Employment agreement previously filed as part of Report on Form 10-K for 1999, filed March 29, 2000, as exhibit 10.5, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Lupinacci’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Lupinacci’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.4, which exhibit is incorporated herein by reference. Mr. Lupinacci’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006.

(9)
Employment agreement previously filed as part of Report on Form 10-K for 2001, filed March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.5, which exhibit is incorporated herein by reference. Mr. Manfredonia’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006.

(10)
Employment agreement previously filed as part of Report on Form 10-K for 2001, filed March 29, 2002, as exhibit 10.8, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Perri’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Perri’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.6, which exhibit is incorporated herein by reference. Mr. Perri’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006.

(11)
Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.3, which exhibit is incorporated herein by reference. Mr. Kick’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006.

(12)
Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005,, as Exhibit 10.1, which exhibit is incorporated herein by reference. Mr. Curtis’ current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006.

(13)
Employment agreement previously filed as part of Report on Form 8-K/A, filed March 9, 2005, as Exhibit 10.2.1, which exhibit is incorporated herein by reference. Mr. Keeney’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2006.

(b) Reports on Form 8-K

         During the quarter ended December 31, 2005 and thereafter to the date hereof the Corporation filed the following reports on Form 8-K with the Securities and Exchange Commission:

1)
The Corporation filed a Form 8-K on November 3, 2005 to report under Item 2.02 that it had: (1) issued a press release disclosing material non-public information regarding the Corporation’s financial condition as of September 30, 2005 and results of operations for the nine and three month periods then ended, and (2) mailed a quarterly report to shareholders disclosing substantially similar non-public information regarding the Corporation’s financial condition and results of operations. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the quarterly report to shareholders was furnished as Exhibit 99.2 to the Form 8-K filing.

2)
The Corporation filed a Form 8-K on November 18, 2005 to report under Item 5.03 that it had amended Article III, Sections 6 of the Corporation’s bylaws entitled Regular Meeting and eliminated Article III, Section 14 of the bylaws entitled Retirement. Article III, Section 6 of the bylaws was amended to provide for regular meetings of the Board of Directors on the third Tuesday of every month, with the exception of August, rather than the third Tuesday of each January, April, July and October. Both amendments were effective immediately. The Corporations bylaws, as amended, were furnished as Exhibit 3 (ii) to the Form 8-K filing.

11

3)
The Corporation filed a Form 8-K on February 13, 2006 to report under Item 2.02 that it had: (1) issued a press release disclosing material non-public information regarding the Corporation’s financial condition as of December 31, 2005 and results of operations for the year and quarterly period then ended, and (2) mailed a newsletter to its stockholders disclosing similar non-public information regarding the Corporation’s financial condition as of December 31, 2005 and results of operations for the year then ended. The press release was furnished as Exhibit 99.1 to the Form 8-K filing and the newsletter to stockholders was furnished as Exhibit 99.2 to the Form 8-K filing.

(c) Financial Statement Schedules – None
12

 Signatures

         Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: February 23, 2006	By	/s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer (principal executive officer)

	By	/s/ MARK D. CURTIS
MARK D. CURTIS, Senior Vice President and Treasurer (principal financial officer and principal accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	February 23, 2006
Walter C. Teagle III

/s/ ALLEN E. BUSCHING	Director	February 23, 2006
Allen E. Busching

/s/ PAUL T. CANARICK	Director	February 23, 2006
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	February 23, 2006
Alexander L. Cover

/s/ BEVERLY ANN GEHLMEYER	Director	February 23, 2006
Beverly Ann Gehlmeyer

/s/ HOWARD THOMAS HOGAN, JR.	Director	February 23, 2006
Howard Thomas Hogan, Jr.

/s/ J. DOUGLAS MAXWELL, JR.	Director	February 23. 2006
J. Douglas Maxwell, Jr.

/s/ JOHN R. MILLER III	Director	February 23, 2006
John R. Miller III

/s/ STEPHEN V. MURPHY	Director	February 23, 2006
Stephen V. Murphy

/s/ MICHAEL N. VITTORIO	Director	February 23, 2006
Michael N. Vittorio
13