Form 10-Q
period 2006-03-31
FIRST OF LONG ISLAND CORP
filed 2006-05-10
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________to _______________________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006

Common stock, $.10 par value	3,834,396

THE FIRST OF LONG ISLAND CORPORATION
MARCH 31, 2006
INDEX

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005

Assets:
Cash and due from banks	$29,402,000	$24,603,000
Federal funds sold	32,700,000	—

Cash and cash equivalents	62,102,000	24,603,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $246,336,000 and $257,281,000)	250,411,000	259,260,000
Available-for-sale, at fair value (amortized cost of $230,368,000 and $259,478,000)	228,334,000	259,137,000

	478,745,000	518,397,000

Loans:
Commercial and industrial	50,257,000	47,310,000
Secured by real estate	347,782,000	328,091,000
Consumer	5,396,000	4,329,000
Other	558,000	816,000

	403,993,000	380,546,000
Net deferred loan origination costs (fees)	71,000	(54,000)

	404,064,000	380,492,000
Allowance for loan losses	(3,515,000)	(3,282,000)

	400,549,000	377,210,000

Bank premises and equipment, net	7,949,000	7,583,000
Deferred income tax benefits	1,041,000	279,000
Other assets	18,432,000	16,084,000

	$968,818,000	$944,156,000

Liabilities:
Deposits:
Checking	$322,290,000	$307,842,000
Savings and money market	369,758,000	394,176,000
Time, other	32,524,000	23,876,000
Time, $100,000 and over	104,078,000	62,117,000

	828,650,000	788,011,000
Securities sold under repurchase agreements	45,275,000	60,195,000
Accrued expenses and other liabilities	2,050,000	5,219,000
Current income taxes payable	720,000	33,000

	876,695,000	853,458,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 3,838,278 and 3,846,716 shares	384,000	385,000
Surplus	452,000	817,000
Retained earnings	92,508,000	89,701,000

	93,344,000	90,903,000
Accumulated other comprehensive loss net of tax	(1,221,000)	(205,000)

	92,123,000	90,698,000

	$968,818,000	$944,156,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,

	2006	2005

Interest income:
Loans	$6,169,000	$4,979,000
Investment securities:
Taxable	3,581,000	3,026,000
Nontaxable	1,515,000	1,625,000
Federal funds sold	182,000	71,000

	11,447,000	9,701,000

Interest expense:
Savings and money market deposits	991,000	712,000
Time deposits	988,000	202,000
Securities sold under repurchase agreements	672,000	321,000

	2,651,000	1,235,000

Net interest income	8,796,000	8,466,000
Provision for loan losses	236,000	150,000

Net interest income after provision for loan losses	8,560,000	8,316,000

Noninterest income:
Investment Management Division income	451,000	472,000
Service charges on deposit accounts	810,000	857,000
Net losses on sales of available-for-sale securities	—	(162,000)
Other	324,000	522,000

	1,585,000	1,689,000

Noninterest expense:
Salaries	2,935,000	2,733,000
Employee benefits	1,204,000	1,262,000
Occupancy and equipment expense	1,013,000	979,000
Other operating expenses	1,360,000	1,251,000

	6,512,000	6,225,000

Income before income taxes	3,633,000	3,780,000
Income tax expense	826,000	738,000

Net income	$2,807,000	$3,042,000

Weighted average:
Common shares	3,842,828	3,946,127
Dilutive stock options	46,231	70,758

	3,889,059	4,016,885

Earnings per share:
Basic	$.73	$.77

Diluted	$.72	$.76

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2006

						Accumulated Other Compre- hensive Income (Loss)
	Common Stock			Compre- hensive Income
					Retained Earnings
	Shares	Amount	Surplus				Total

Balance, January 1, 2006	3,846,716	$385,000	$817,000		$89,701,000	$(205,000)	$90,698,000
Net Income				$2,807,000	2,807,000		2,807,000
Repurchase and retirement of common stock	(9,088)	(1,000)	(390,000)				(391,000)
Exercise of stock options	650		14,000				14,000
Stock-based compensation			11,000				11,000
Unrealized losses on available-for-sale-securities, net of reclassification adjustment and income taxes				(1,016,000)		(1,016,000)	(1,016,000)

Comprehensive income				$1,791,000

Balance, March 31, 2006	3,838,278	$384,000	$452,000		$92,508,000	$(1,221,000)	$92,123,000

	Three Months Ended March 31, 2005

						Accumulated Other Compre- hensive Income (Loss)
	Common Stock			Compre- hensive Income
					Retained Earnings
	Shares	Amount	Surplus				Total

Balance, January 1, 2005	3,967,548	$397,000	$1,135,000		$86,786,000	$1,922,000	$90,240,000
Net Income				$3,042,000	3,042,000		3,042,000
Repurchase and retirement of common stock	(65,501)	(7,000)	(3,147,000)				(3,154,000)
Exercise of stock options	31,268	3,000	819,000				822,000
Tax benefit of stock options			124,000				124,000
Cash dividend adjustment					18,000		18,000
Unrealized losses on available-for-sale-securities, net of reclassification adjustment and income taxes				(2,111,000)		(2,111,000)	(2,111,000)
Transfer from retained earnings to surplus			2,000,000		(2,000,000)

Comprehensive income				$931,000

Balance, March 31, 2005	3,933,315	$393,000	$931,000		$87,846,000	$(189,000)	$88,981,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2006	2005

Cash Flows From Operating Activities:
Net income	$2,807,000	$3,042,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	236,000	150,000
Deferred income tax credit	(85,000)	(86,000)
Depreciation and amortization	350,000	338,000
Premium amortization on investment securities, net	128,000	368,000
Net losses on sales of available-for-sale securities	—	162,000
Stock-based compensetion expense	11,000	—
Accretion of cash surrender value on bank owned life insurance	(101,000)	(66,000)
Decrease in prepaid income taxes	—	141,000
Decrease (increase) in other assets	253,000	(1,118,000)
Decrease in accrued expenses and other liabilities	(1,438,000)	(1,228,000)
Increase in income taxes payable	687,000	508,000

Net cash provided by operating activities	2,848,000	2,211,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	—	31,453,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	11,110,000	14,997,000
Available-for-sale	44,204,000	4,145,000
Purchase of investment securities:
Held-to-maturity	(2,340,000)	(27,525,000)
Available-for-sale	(15,143,000)	(41,618,000)
Net increase in loans to customers	(23,575,000)	(6,476,000)
Purchases of bank premises and equipment	(716,000)	(419,000)
Purchase of bank-owned life insurance	(2,500,000)	—

Net cash provided by (used in) investing activities	11,040,000	(25,443,000)

Cash Flows From Financing Activities:
Net increase in total deposits	40,639,000	32,228,000
Net increase (decrease) in securities sold under repurchase agreements	(14,920,000)	12,893,000
Proceeds from exercise of stock options	14,000	822,000
Repurchase and retirement of common stock	(391,000)	(3,154,000)
Cash dividends paid	(1,731,000)	(1,668,000)

Net cash provided by financing activities	23,611,000	41,121,000

Net increase in cash and cash equivalents	37,499,000	17,889,000
Cash and cash equivalents, beginning of year	24,603,000	24,286,000

Cash and cash equivalents, end of period	$62,102,000	$42,175,000

The Corporation made interest payments of $2,614,000 and $1,227,000 and income tax payments of $225,000 and $177,000 during the first quarters of 2006 and 2005, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
MARCH 31, 2006
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

          The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank’s wholly-owned subsidiaries, The First of Long Island Agency, Inc. and FNY Service Corp., an investment company, and FNY Service Corp.’s wholly-owned subsidiary, The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its direct and indirect subsidiaries are collectively referred to as the “Bank.” The Corporation’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

          The consolidated financial information included herein as of and for the periods ended March 31, 2006 and 2005 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2005 consolidated balance sheet was derived from the Corporation’s December 31, 2005 audited consolidated financial statements.

2. Share-based Payments

          The only equity awards outstanding during the first quarter of 2006 were stock options previously granted under the Corporation’s 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 1996 Plan expired on January 15, 2006 and is succeeded by the Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”). The 2006 Plan was approved by the Corporation’s board of directors on February 23, 2006 and subsequently approved by its shareholders on April 18, 2006. No awards have yet been granted under the 2006 Plan. The Corporation believes that awards of equity instruments better align the interests of its employees and non-employee directors with those of its shareholders.

          The Corporation’s 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units to employees and non-employee directors for up to 300,000 shares of common stock. The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 35,000 shares. Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code. Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control.

          The Corporation’s 1996 Plan permitted the granting of stock options, with or without stock appreciation rights attached, and stand alone stock appreciation rights to employees and non-employee directors for up to 540,000 shares of common stock. The number of stock options and stock appreciation rights that could have been granted under the 1996 Plan to any one person in any one fiscal year was limited to 25,000. Each option granted under the 1996 Plan was granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant. Options granted under the 1996 Plan on or before December 31, 2000 became exercisable in whole or in part commencing six months from the date of grant and ending ten years after the date of grant. Options granted under the 1996 Plan in January 2005 became exercisable in whole or in part commencing ninety days from the date of grant and ending ten years after the date of grant. By the terms of their grant, all other options under the 1996 Plan were granted with a three year vesting period and a ten year expiration date. However, vesting was subject to acceleration in the event of a change in control, retirement, death, disability, and certain other limited circumstances.

          Share-based Payment Cost. On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). With limited exceptions, SFAS No. 123(R) requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and to recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

          Prior to the adoption of SFAS No. 123(R), and in accordance with the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123’’), the Corporation accounted for share-based payments under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. Except for modifications of outstanding stock options, under the intrinsic value method of accounting set forth in APB Opinion No. 25 the Corporation didn’t record any stock-based employee compensation cost because of the Corporation’s practice of granting stock options with an exercise price not less than the fair market value of the underlying common stock on the date of grant.

          In accordance with the provisions of SFAS No. 123(R), the Corporation recorded $11,000 of compensation expense for share-based payments in the first quarter of 2006. This expense relates to stock options that were outstanding but not yet vested as of January 1, 2006. The recorded compensation expense reduced both income before income taxes and net income by the same amount and, due to the relatively small amount of the compensation, did not significantly impact basic or diluted earnings per share. The adoption of SFAS No. 123(R) did not impact cash flows from operations or financing activities.

          The following table sets forth pro forma net income and earnings per share for the first quarter of 2005 as if the fair value based method set forth in SFAS No. 123 had been applied to all share-based payment arrangements.

Three Months Ended 3/31/05

(in thousands)

Net income, as reported	$3,042
Deduct: Total cost of stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(759)

Pro forma net income	$2,283

Earnings per share:
Basic - as reported	$0.77
Basic - pro forma	$0.58
Diluted - as reported	$0.76
Diluted - pro forma	$0.57

          Fair Value of Stock Option Awards. No stock options or other equity instruments were awarded in the first quarter of 2006. The fair value of options awarded in 2005 was estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the following table. Expected volatility was based on historical volatility for the expected term of the options. The Corporation used historical data to estimate the expected term of options granted. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of grant.

Valuation Assumptions For 2005 Stock Option Grant:

Expected volatility	24.17%
Expected dividends	2.00%
Expected term (in years)	7
Risk-free interest rate	4.15%

          The weighted average grant date fair value of the options granted in 2005 was $13.03. The total intrinsic value of options exercised during the first quarters of 2006 and 2005 was $14,000 and $689,000, respectively.

          Option Activity. A summary of options outstanding under the Corporation’s stock compensation plans as of March 31, 2006, and changes during the three month period then ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2006	228,650	$34.78
Granted	—	—
Exercised	(650)	21.42
Forfeited or expired	—	—

Outstanding at March 31, 2006	228,000	$34.82	6.53	$2,093

Exercisable at March 31, 2006	220,500	$34.38	6.49	$2,093

          As of March 31, 2006, there was $31,000 of total unrecognized compensation cost related to nonvested stock options granted under the 1996 Plan. The cost is expected to be recognized over a period of 10 months.

          Cash Received and Tax Benefits Realized. Cash received from option exercises for the quarters ended March 31, 2006 and 2005 was $14,000 and $822,000, respectively. The actual tax benefit realized for the tax deductions from option exercises for the first quarter of 2005 was $124,000. No tax benefit was realized in the first quarter of 2006.

          Other. No cash was used to settle stock options or stock appreciation rights during the first quarter of 2006 or 2005. The Corporation uses newly issued shares for stock option exercises.

3. Earnings Per Share

          Options to purchase 55,282 and 32,354 shares of common stock at $45.53 and $47.89 per share, respectively, were outstanding at March 31, 2006 and for the quarterly period then ended but were not included in the computation of diluted earnings per share for the first quarter of 2006 because the exercise price of these options was greater than the average market price of the common shares. These antidilutive options were issued January 18, 2005 and January 20, 2004, respectively, and expire ten years from their date of grant. Options to purchase 32,815 shares of common stock at $47.89 per share were outstanding at March 31, 2005 and for the quarterly period then ended but were not included in the computation of diluted earnings per share for the first quarter of 2005 because the exercise price of these options was greater than the average market price of the common shares. These antidilutive options were issued on January 20, 2004 and expire ten years from their date of grant.

4. Stockholders’ Equity

          The line captioned repurchase and retirement of common stock in the Consolidated Statements of Changes in Stockholders’ Equity includes shares of common stock tendered upon the exercise of stock options. For the three months ended March 31, 2006 no shares of common stock were tendered and, for the same period in 2005, 6,842 shares with a value of $338,000 were tendered.

5. Defined Benefit Pension Plan

          The following table sets forth the components of net periodic pension cost for accounting purposes.

	Three Months Ended March 31,

	2006	2005

	(in thousands)
Service cost, net of plan participant contributions	$196	$190
Interest cost	186	173
Expected return on plan assets	(250)	(210)
Net amortization and deferral	12	20

Net pension cost	$144	$173

          The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank currently expects to contribute $1,087,431 to the Pension Plan on or before September 30, 2006, representing the maximum tax deductible contribution for the Plan year then ended. In September 2005, the Bank contributed $1,283,522 to the Pension Plan representing the maximum tax deductible contribution for the Plan year ended September 30, 2005.

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management’s discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank’s wholly-owned subsidiaries, The First of Long Island Agency, Inc. and FNY Service Corp., an investment company, and FNY Service Corp.’s wholly-owned subsidiary, The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its direct and indirect subsidiaries are collectively referred to as the “Bank.” The Bank’s primary service area has historically been Nassau and Suffolk Counties, Long Island. However, the Bank opened three new commercial banking branches in Manhattan in 2003 and may open additional Manhattan branches in the future.

Overview

          In the first quarter of 2006 the Corporation earned $.72 per share versus $.76 for the same quarter last year. In addition to the negative interest rate environment, earnings are down principally because the first quarter of 2005 included several nonroutine items that on a net basis added six cents to earnings per share. These items included, among others, a refund of real estate taxes previously paid, a reduction in taxes accrued with respect to the Bank’s investment subsidiary, and securities losses incurred as part of a securities loss program.

          When compared to the same quarter last year, first quarter 2006 earnings were helped by loan growth. Total loans grew by $55.2 million, or 15.8%, from $348.9 million at March 31, 2005 to $404.1 million at March 31, 2006. The loan growth is attributable to management’s efforts to change the composition of the Bank’s earning assets so as to become more concentrated in loans and less concentrated in securities. Loans now represent 41.7% of total assets versus 36.4% at March 31, 2005. Most of the growth occurred in commercial mortgages which were up by $24.4 million, or 26.6%, home equity products which were up by $14.7 million, or 33.1%, and residential mortgages which were up by $11.4 million, or 7.7%. Management believes that the credit quality of the Bank’s loan portfolio continues to be excellent. Also contributing to first quarter 2006 earnings was an increase in yield on the Bank’s securities portfolio brought about by, among other things, the securities loss programs conducted in 2005. Securities loss programs enhance future earnings in that they entail selling lower yielding securities at a loss and replacing them with higher yielding securities.

          The loan growth and enhanced yield on the securities portfolio helped to mitigate the negative impact of a flattening yield curve and a slowing of deposit growth. The flattening yield curve resulted from a significant increase in short-term interest rates, which drove up the Bank’s cost of deposits, accompanied by lesser increases in intermediate and longer-term interest rates, which resulted in only limited opportunity for the Bank to reinvest cash flows from intermediate and longer-term loans and securities at higher yields. The slowing of deposit growth occurred as competition in the Bank’s market areas increased and alternatives to bank deposit products became more attractive.

          The flat yield curve is continuing to exert pressure on the Bank’s net interest margin. The Bank currently plans to continue growing loans in a measured and disciplined manner and is investing in people and infrastructure to accommodate these plans. Management believes that commercial loan growth in particular, in addition to new branch openings, will be a key driver of future deposit and earnings growth.

          In December of last year, the Bank opened a full service branch on the south shore of Long Island in the town of Merrick. This brings the Bank’s full service branch count to ten and the overall number of branches to twenty-five. Management currently plans to continue opening branches in key markets on Long Island and in Manhattan.

Net Interest Income

          Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,

	2006			2005

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
Assets
Federal funds sold	$16,487	$182	4.48%	$12,124	$71	2.37%
Investment Securities:
Taxable	356,800	3,581	4.07	368,785	3,026	3.33
Nontaxable (1)	138,556	2,295	6.63	157,237	2,462	6.26
Loans (1)	390,177	6,170	6.41	345,398	4,981	5.85

Total interest-earning assets	902,020	12,228	5.48	883,544	10,540	4.82

Allowance for loan losses	(3,363)			(2,871)

Net interest-earning assets	898,657			880,673
Cash and due from banks	29,388			36,987
Premises and equipment, net	7,744			6,548
Other assets	18,061			14,587

	$953,850			$938,795

Liabilities and Stockholders’ Equity
Savings and money market deposits	$374,743	991	1.07	$431,957	712.67
Time deposits	112,880	988	3.55	48,378	202	1.69
Securities sold under repurchase agreements	64,655	672	4.22	58,516	321	2.22

Total interest-bearing liabilities	552,278	2,651	1.95	538,851	1,235.93

Checking deposits (2)	306,575			305,823
Other liabilities	3,767			4,624

	862,620			849,298
Stockholders’ equity	91,230			89,497

	$953,850			$938,795

Net interest income (1)		$9,577			$9,305

Net interest spread (1)			3.53%			3.89%

Net interest margin (1)			4.31%			4.27%

(1)	Tax-equivalent basis.

(2)	Includes official check and treasury tax and loan balances.

          Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,

	2006 Versus 2005
	Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume (2)	Net Change

	(in thousands)
Interest Income:
Federal funds sold	$26	$63	$22	$111
Investment securities:
Taxable	(98)	675	(22)	555
Nontaxable (1)	(293)	142	(16)	(167)
Loans (1)	646	481	62	1,189

Total interest income	281	1,361	46	1,688

Interest Expense:
Savings and money market deposits	(94)	430	(57)	279
Time deposits	269	221	296	786
Securities sold under repurchase agreements	34	287	30	351

Total interest expense	209	938	269	1,416

Increase (decrease) in net interest income	$72	$423	$(223)	$272

(1)	Tax-equivalent basis.

(2)

Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

          Net interest income on a tax-equivalent basis increased by $272,000 from $9,305,000 for the first quarter of 2005 to $9,577,000 for the current quarter. As can be seen from the above rate/volume analysis, the increase is comprised of positive volume and rate variances of $72,000 and $423,000, respectively, as offset by a negative rate/volume variance of $223,000.

          Volume Variance. The most significant reason for the positive volume variance was loan growth resulting from management’s efforts to change the composition of the Bank’s interest-earning assets so as to become more concentrated in loans and less concentrated in securities. Such efforts involved, among other things, hiring additional commercial lending staff, carefully designed calling programs, a change in lending philosophy, and the promotion of fixed rate, amortizing home equity loans with terms between five and twelve years. When compared to the same quarter last year, the average balance of commercial mortgages was up 21.2% this quarter and home equity loans and residential mortgages combined were up 12.8%.

          The Bank experienced a small increase of $752,000 in the average balance of checking deposits when comparing the current quarter to the same quarter last year. By contrast, checking growth for the first quarter of 2005, 2004, and 2003 was 4.4%, 15.7%, and 12.5%, respectively. Although competition in the Bank’s market area caused checking deposit growth to be more modest than that of recent prior years, a significant portion of the Bank’s interest-earning assets continues to be funded by checking deposits. Funding interest-earning assets with checking deposits has a greater positive impact on net interest income than funding such assets with interest-bearing deposits because checking deposits, unlike interest-bearing deposits, have no associated interest cost. This is the primary reason that the growth of checking balances has historically been one of the Corporation’s key strategies for increasing earnings per share.

          Also contributing to the positive volume variance was growth in time deposit balances. Although a portion of the time deposit growth resulted merely from a migration of funds from lower yielding savings and money market accounts, the balance of the growth was available to fund loan growth.

          The Bank’s purchase of $2.5 million of bank owned life insurance in the first quarter of 2006 caused the positive volume variance for the quarter to be lower than it otherwise would have been. This purchase caused a reduction in net interest income with a more than offsetting increase in noninterest income.

          Rate Variance. Short-term interest rates continued to increase during 2005 and 2006, as evidenced by a 250 basis point increase in both the federal funds target rate and the Bank’s prime lending rate between the beginning of 2005 and the end of the current quarter. As a result, the Bank’s earnings on its federal funds sold position increased, as did its earnings on those interest-earning assets that reprice with changes in the Bank’s prime lending rate or other short-term interest rates. Such assets include a majority of the Bank’s commercial loans, home equity lines, and certain adjustable rate commercial and residential mortgages. In addition, the Bank’s earnings also increased to the extent that it was able to reinvest cash flows from loans and securities at higher yields.

          The increase in short-term interest rates not only caused earnings on certain of the Bank’s interest-earning assets to increase, but also drove up the Bank’s cost of deposits and borrowings. The cost of deposits increased primarily because the Bank, in response to competition in its market area, introduced better yielding money market products and increased the rates paid on its various time deposit products. Although these pricing initiatives enabled the Bank to attract some new deposit balances, they also resulted in a significant migration of funds from lower to higher yielding deposit products within the Bank. The positive rate variance shown in the preceding table resulted largely because the benefit derived from increases in the federal funds target and prime lending rates, when taken together with the better yields realized on securities purchased as part of the 2005 loss programs, more than offset increases in the cost of deposits and borrowings.

          Since the Bank’s interest-earning assets generally reprice slower than its interest-bearing liabilities, the increase in short-term interest rates caused the net interest spread to decrease by 36 basis points for the first quarter of 2006 versus the same quarter last year. Despite the decrease in net interest spread, net interest margin increased by 4 points when comparing the same time periods because the volume of interest-earning assets is significantly greater than that of interest-bearing liabilities. This demonstrates the value of funding interest-earning assets with checking deposits and capital which have no associated interest cost.

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

          The Bank’s Reserve Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s loan review officer. In addition, and in consultation with the Bank’s Chief Financial Officer, the Reserve Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance. The Bank’s allowance for loan losses is subject to periodic examination by the Office of the Comptroller of the Currency, the Bank’s primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable losses.

          The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired. In doing so, subjective judgments need to be made regarding whether or not it is probable that a borrower will be unable to pay all principal and interest due according to contractual terms. Once a loan is identified as being impaired, management uses the fair value of the underlying collateral and/or the discounted value of expected future cash flows to determine the amount of the impairment loss, if any, that needs to be included in the overall allowance for loan losses. In estimating the fair value of real estate collateral management utilizes appraisals and also makes qualitative judgments based on, among other things, its knowledge of the local real estate market and analyses of current economic conditions. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

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

Asset Quality

          The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

	(dollars in thousands)

Nonaccruing loans	$294	$151

Loans past due 90 days or more as to principal or interest payments and still accruing	—	—
Foreclosed real estate	—	—

Total nonperforming assets	294	151
Troubled debt restructurings	—	—

Total risk elements	$294	$151

Nonaccruing loans as a percentage of total loans	.07%	.04%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.07%	.04%

Risk elements as a percentage of total loans and foreclosed real estate	.07%	.04%

Allowance and Provision For Loan Losses

          The allowance for loan losses grew by $233,000 during the first quarter of 2006, amounting to $3,515,000 at March 31, 2006 as compared to $3,282,000 at December 31, 2005, or .9% of total loans at each date. During the first quarter of 2006, the Bank had loan chargeoffs and recoveries of $4,000 and $1,000, respectively, and recorded a $236,000 provision for loan losses. The provision for loan losses increased by $86,000 when comparing the first quarter of 2006 to the same period last year primarily as a result of loan growth.

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

          The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and do affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 86% of the Bank’s total loans outstanding at March 31, 2006. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Management believes that such values have begun to level off and could deteriorate in the future. Such deterioration could be substantial. A downturn in local economic conditions could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

          Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Excluding net losses on sales of securities, noninterest income decreased by $266,000, or 14.4%, when comparing the first quarter of 2006 to the same period last year. The decrease is comprised of a decrease in other income of $198,000, a decrease in service charge income of $47,000, and a decrease in Investment Management Division income of $21,000. The decrease in other income is due to a $283,000 recovery of real estate taxes previously paid in the first quarter of 2005. The decrease in Investment Management Division income is attributable to the receipt of a final executor’s commission of $72,000 on one estate in the first quarter of 2005. When compared to the same quarter last year, Investment Management Division income for the current quarter was helped by a revision of the Division’s fee schedule in the third quarter 2005.

          Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $287,000, or 4.6%, from $6,225,000 for the first quarter of 2005 to $6,512,000 for the current quarter. The increase is primarily comprised of an increase in salaries of $202,000, or 7.4%, and an increase in other operating expenses of $109,000, or 8.7%. The increase in salaries is primarily attributable to normal annual salary increases and additions to staff. The largest component of the increase in other operating expenses was an increase in director fees resulting from increases in retainers and per meeting fees effective April 1, 2005. The increase in occupancy and equipment expense is largely attributable to an increase in rent expense. Employee benefits expense is down largely due to a $52,000 decrease in pension expense.

          Income tax expense as a percentage of book income (“effective tax rate”) was 22.7% for the first quarter of 2006 as compared to 19.5% for the same quarter last year. The benefit of tax-exempt interest on municipal securities results in an effective tax rate that is considerably lower than the statutory Federal income tax rate of 34% despite state income taxes. The increase in the effective tax rate is primarily attributable to a reduction of taxes accrued in the first quarter of 2005 with respect to the Bank’s investment subsidiary.

Capital

          The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 23.80%, 22.94% and 9.76%, respectively, at March 31, 2006 substantially exceed the requirements for a well-capitalized bank.

          Total stockholders’ equity increased by $1,425,000, or from $90,698,000 at December 31, 2005 to $92,123,000 at March 31, 2006. The increase is primarily attributable to net income of $2,807,000, as partially offset by $1,016,000 in unrealized losses on available-for-sale securities and $391,000 spent for share repurchases.

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

          The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended March 31, 2006 was 1,526,219 shares, 4.2% of which resulted from open market purchases by the Corporation under its share repurchase program.

          Russell 3000®, 2000® and Microcap Indices®. Frank Russell Company (“Russell”) currently maintains twenty four U.S. common stock indices. The indices are reconstituted effective the last Friday in June of each year using objective criteria, primarily market capitalization, and do not reflect subjective opinions. All Indices are subsets of the Russell 3000® Index which represents most of the investable U. S. equity market.

          Effective June 24, 2005, the Corporation’s common stock was no longer included in the Russell 3000® and 2000® Indices but was selected for inclusion in the newly-created Russell Microcap Index®. The Russell Microcap Index® includes the smallest 1,000 companies in terms of market capitalization in the small-cap Russell 2000 Index plus the next 1,000 smaller companies. The average market capitalization of companies in the Russell Microcap Index® is $217 million, the median market capitalization is $182.6 million, the capitalization of the largest company in the index is $539.5 million, and the capitalization of the smallest company in the index is $54.8 million. The Corporation’s market capitalization as of March 31, 2006 was approximately $163 million.

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

Cash Flows and Liquidity

          Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first quarter of 2006, the Corporation’s cash and cash equivalent position increased by $37,499,000. The increase occurred primarily because cash provided by deposit growth, a decrease in the size of the Bank’s investment securities portfolio and operations exceeded the cash needed to grow loans and used to repay borrowings under repurchase agreements.

          Liquidity. The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight position in federal funds sold; investment securities designated as available-for-sale; and maturities and monthly payments on its investment securities and loan portfolios. At March 31, 2006, the Bank had an overnight federal funds sold position of $32,700,000 and an available-for-sale securities portfolio of $228,334,000.

          The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with five brokerage firms. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FHLB under a variety of borrowing arrangements and brokerage firms under repurchase agreements. However, neither the Bank’s FHLB membership nor repurchase agreements with brokers represent legal commitments on the part of the FHLB or the brokerage firms to extend credit to the Bank. The amount that the Bank can potentially borrow from the FHLB and brokerage firms is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At March 31, 2006, the Bank has unencumbered eligible securities collateral of approximately $195 million.

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

Adoption of New Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133, “Accounting For Derivative Instruments and Hedging Activities” and No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to impact the Corporation’s financial statements.

          In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends FASB Statement No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to impact the Corporation’s financial statements.

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

          Because the Bank’s loans and investment securities generally reprice slower than its interest-bearing liabilities, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

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

          The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at March 31, 2006 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2007 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at March 31, 2006 and net interest income on a tax-equivalent basis for the year ending March 31, 2007 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

          Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, deposit rates are currently low as indicated by the Bank’s overall cost of funds of 195 basis points for the first quarter of 2006. Therefore, while rates on many of the Bank’s interest earning assets could drop by 100 or 200 basis points, rates on many of its deposit products could not. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case are less than the projected decreases in rates up 100 and 200 basis points.

	Net Portfolio Value (NPV) at March 31, 2006		Net Interest Income Year Ended March 31, 2007

Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

	(dollars in thousands)

+ 200 basis point rate shock	$77,946	(9.8)%	$33,353	(15.1)%
+ 100 basis point rate shock	81,930	(5.2)	36,311	(7.5)
Base case (no rate change)	86,411	—	39,270	—
- 100 basis point rate shock	91,438	5.8	41,802	6.4
- 200 basis point rate shock	97,061	12.3	41,364	5.3

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

(b) Changes in Internal Control Over Financial Reporting

          There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Issuer Purchase of Equity Securities

          Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the first quarter of 2006 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2006 to January 31, 2006	1,593	$42.58	1,593	159,557
February 1, 2006 to February 28, 2006	4,575	$43.01	4,575	154,982
March 1, 2006 to March 31, 2006	2,920	$43.00	2,920	152,062

(1)

All shares purchased by the Corporation under its stock repurchase program in the first quarter of 2006 were purchased under a 100,000 share plan approved by the Corporation’s board of directors on May 17, 2005 and publicly announced on May 18, 2005. The Corporation also has a 150,000 share plan, approved by its Board of Directors on January 17, 2006 and publicly announced on January 20, 2006, under which no shares have yet been purchased. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5. Other Information

          On May 10, 2006, the Corporation issued a press release regarding the Corporation’s financial condition as of March 31, 2006 and its results of operations for the three month period then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

          a) The following exhibits are included herein.

Exhibit No.	Name

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1	Press Release dated May 10, 2006 regarding the quarterly period ending March 31, 2006

SIGNATURES

          Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Date: May 5, 2006	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

EXHIBIT INDEX

		EXHIBIT BEGINS
EXHIBIT	DESCRIPTION	ON PAGE NO.

31	Certifications by Chief Executive Officer and Chief Financial Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	26

32	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 906 Of The Sarbanes-Oxley Act of 2002	28

99.1	Press Release dated May 10, 2006 regarding the quarterly period ending March 31, 2006	29