Form 10-Q
period 2006-06-30
FIRST OF LONG ISLAND CORP
filed 2006-08-09
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________to_______________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006

Common stock, $.10 par value	3,806,720

THE FIRST OF LONG ISLAND CORPORATION
JUNE 30, 2006
INDEX

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2006	December 31, 2005

Assets:
Cash and due from banks	$30,686,000	$24,603,000
Federal funds sold	11,000,000	—

Cash and cash equivalents	41,686,000	24,603,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $233,818,000 and $257,281,000)	239,411,000	259,260,000
Available-for-sale, at fair value (amortized cost of $247,733,000 and $259,478,000)	244,368,000	259,137,000

	483,779,000	518,397,000

Loans:
Commercial and industrial	51,144,000	47,310,000
Secured by real estate	372,075,000	328,091,000
Consumer	5,192,000	4,329,000
Other	513,000	816,000

	428,924,000	380,546,000
Net deferred loan origination costs (fees)	271,000	(54,000)

	429,195,000	380,492,000
Allowance for loan losses	(3,600,000)	(3,282,000)

	425,595,000	377,210,000

Bank premises and equipment, net	8,254,000	7,583,000
Prepaid income taxes	186,000	—
Deferred income tax benefits	1,640,000	279,000
Other assets	18,565,000	16,084,000

	$979,705,000	$944,156,000

Liabilities:
Deposits:
Checking	$330,008,000	$307,842,000
Savings and money market	355,071,000	394,176,000
Time, other	35,670,000	23,876,000
Time, $100,000 and over	124,353,000	62,117,000

	845,102,000	788,011,000
Securities sold under repurchase agreements	38,436,000	60,195,000
Accrued expenses and other liabilities	4,564,000	5,219,000
Current income taxes payable	—	33,000

	888,102,000	853,458,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares; Issued and outstanding, 3,820,135 and 3,846,716 shares	382,000	385,000
Surplus	658,000	817,000
Retained earnings	92,583,000	89,701,000

	93,623,000	90,903,000
Accumulated other comprehensive loss net of tax	(2,020,000)	(205,000)

	91,603,000	90,698,000

	$979,705,000	$944,156,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Interest income:
Loans	$12,929,000	$10,236,000	$6,760,000	$5,257,000
Investment securities:
Taxable	7,169,000	6,564,000	3,588,000	3,538,000
Nontaxable	3,097,000	3,266,000	1,582,000	1,641,000
Federal funds sold	447,000	231,000	265,000	160,000

	23,642,000	20,297,000	12,195,000	10,596,000

Interest expense:
Savings and money market deposits	2,100,000	1,581,000	1,109,000	869,000
Time deposits	2,572,000	622,000	1,584,000	420,000
Securities sold under repurchase agreements	1,105,000	901,000	433,000	580,000

	5,777,000	3,104,000	3,126,000	1,869,000

Net interest income	17,865,000	17,193,000	9,069,000	8,727,000
Provision for loan losses	385,000	326,000	149,000	176,000

Net interest income after provision for loan losses	17,480,000	16,867,000	8,920,000	8,551,000

Noninterest income:
Investment Management Division income	879,000	872,000	428,000	400,000
Service charges on deposit accounts	1,571,000	1,793,000	761,000	936,000
Net gains (losses) on sales of securities	(30,000)	(9,000)	(30,000)	153,000
Other	573,000	836,000	249,000	314,000

	2,993,000	3,492,000	1,408,000	1,803,000

Noninterest expense:
Salaries	6,038,000	6,136,000	3,103,000	3,403,000
Employee benefits	2,439,000	2,238,000	1,235,000	976,000
Occupancy and equipment expense	2,006,000	1,931,000	993,000	952,000
Other operating expenses	2,788,000	2,577,000	1,428,000	1,326,000

	13,271,000	12,882,000	6,759,000	6,657,000

Income before income taxes	7,202,000	7,477,000	3,569,000	3,697,000
Income tax expense	1,601,000	1,468,000	775,000	730,000

Net income	$5,601,000	$6,009,000	$2,794,000	$2,967,000

Weighted average:
Common shares	3,835,930	3,938,162	3,829,032	3,930,197
Dilutive stock options	46,043	58,683	45,855	46,607

	3,881,973	3,996,845	3,874,887	3,976,804

Earnings per share:
Basic	$1.46	$1.52	$.73	$.75

Diluted	$1.44	$1.50	$.72	$.74

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2006

						Accumulated Other Compre- hensive Loss

	Common Stock			Compre- hensive Income
					Retained Earnings
	Shares	Amount	Surplus				Total

Balance, January 1, 2006	3,846,716	$385,000	$817,000		$89,701,000	$(205,000)	$90,698,000
Net Income				$5,601,000	5,601,000		5,601,000
Repurchase and retirement of common stock	(28,906)	(3,000)	(1,235,000)				(1,238,000)
Exercise of stock options	2,325		49,000				49,000
Tax benefit of stock options			6,000				6,000
Stock-based compensation			21,000				21,000
Cash dividends declared - $.45 per share					(1,719,000)		(1,719,000)
Unrealized losses on available-for-sale-securities, net of reclassification adjustment and income taxes				(1,815,000)		(1,815,000)	(1,815,000)
Transfer from retained earnings to surplus			1,000,000		(1,000,000)		—

Comprehensive income				$3,786,000

Balance, June 30, 2006	3,820,135	$382,000	$658,000		$92,583,000	$(2,020,000)	$91,603,000

Comprehensive income - three months ended June 30, 2006				$1,995,000

	Six Months Ended June 30, 2005

						Accumulated Other Compre- hensive Income

	Common Stock			Compre- hensive Income	Retained Earnings
			Surplus
	Shares	Amount					Total

Balance, January 1, 2005	3,967,548	$397,000	$1,135,000		$86,786,000	$1,922,000	$90,240,000
Net Income				$6,009,000	6,009,000		6,009,000
Repurchase and retirement of common stock	(81,630)	(8,000)	(3,774,000)				(3,782,000)
Exercise of stock options	40,399	4,000	1,064,000				1,068,000
Tax benefit of stock options			136,000				136,000
Cash dividends declared - $.42 per share					(1,631,000)		(1,631,000)
Unrealized losses on available-for-sale-securities, net of reclassification adjustment and income taxes				(726,000)		(726,000)	(726,000)
Transfer from retained earnings to surplus			2,000,000		(2,000,000)

Comprehensive income				$5,283,000

Balance, June 30, 2005	3,926,317	$393,000	$561,000		$89,164,000	$1,196,000	$91,314,000

Comprehensive income - three months ended June 30, 2005				$4,352,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2006	2005

Cash Flows From Operating Activities:
Net income	$5,601,000	$6,009,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	385,000	326,000
Deferred income tax credit	(152,000)	(108,000)
Depreciation and amortization	682,000	676,000
Premium amortization on investment securities, net	181,000	753,000
Net losses on sales of securities	30,000	9,000
Stock-based compensation expense	21,000	—
Accretion of cash surrender value on bank owned life insurance	(202,000)	(145,000)
Increase in prepaid income taxes	(186,000)	(5,000)
Decrease (increase) in other assets	221,000	(73,000)
Decrease in accrued expenses and other liabilities	(643,000)	(905,000)
Decrease in income taxes payable	(33,000)	—

Net cash provided by operating activities	5,905,000	6,537,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	15,956,000	32,465,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	24,649,000	34,382,000
Available-for-sale	49,501,000	12,304,000
Purchase of investment securities:
Held-to-maturity	(4,943,000)	(75,770,000)
Available-for-sale	(53,780,000)	(42,050,000)
Net increase in loans to customers	(48,770,000)	(20,494,000)
Purchases of bank premises and equipment	(1,353,000)	(856,000)
Purchase of bank-owned life insurance	(2,500,000)	—

Net cash used in investing activities	(21,240,000)	(60,019,000)

Cash Flows From Financing Activities:
Net increase in total deposits	57,091,000	40,489,000
Net increase (decrease) in securities sold under repurchase agreements	(21,759,000)	30,946,000
Proceeds from exercise of stock options	49,000	1,068,000
Tax benefit of stock options	6,000	—
Repurchase and retirement of common stock	(1,238,000)	(3,782,000)
Cash dividends paid	(1,731,000)	(1,668,000)

Net cash provided by financing activities	32,418,000	67,053,000

Net increase in cash and cash equivalents	17,083,000	13,571,000
Cash and cash equivalents, beginning of year	24,603,000	24,286,000

Cash and cash equivalents, end of period	$41,686,000	$37,857,000

Supplemental Schedule of Noncash Investing Activities
Due from broker on sale of held-to-maturity security	$—	$996,000

Financing Activities
Cash dividends payable	1,719,000	1,648,000

The Corporation made interest payments of $5,580,000 and $2,821,000 and income tax payments of $1,966,000 and $1,582,000 during the first six months of 2006 and 2005, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
JUNE 30, 2006
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

          The consolidated financial information included herein as of and for the periods ended June 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2005 consolidated balance sheet was derived from the Corporation’s December 31, 2005 audited consolidated financial statements.

2. Share-based Payments

          The Corporation believes that awards of equity instruments better align the interests of its employees and non-employee directors with those of its shareholders. The only equity awards outstanding during the first six months of 2006 were stock options previously granted under the Corporation’s 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 1996 Plan expired on January 15, 2006 and is succeeded by the Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”). On July 1, 2006 the Corporation’s board of directors granted 51,659 nonqualified stock options under the 2006 Plan. The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant. The options have a five year vesting period and expire ten years from the date of grant. However, vesting is subject to acceleration in the event of retirement, death, disability, or a change in control.

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

          In accordance with the provisions of SFAS No. 123(R), the Corporation recorded $21,000 of compensation expense for share-based payments in the first six months of 2006. This expense relates to stock options that were outstanding but not yet vested as of January 1, 2006. The recorded compensation expense reduced both income before income taxes and net income by the same amount and, due to the relatively small amount of the compensation, did not significantly impact basic or diluted earnings per share.

          The following table sets forth pro forma net income and earnings per share for the six and three months ended June 30, 2005 as if the fair value based method set forth in SFAS No. 123 had been applied to all share-based payment arrangements.

	Six Months Ended 6/30/05	Three Months Ended 6/30/05

	(in thousands)

Net income, as reported	$6,009	$2,967
Deduct: Total cost of stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(906)	(147)

Pro forma net income	$5,103	$2,820

Earnings per share:
Basic - as reported	$1.52	$0.75
Basic - pro forma	$1.30	$0.72
Diluted - as reported	$1.50	$0.74
Diluted - pro forma	$1.28	$0.71

           Fair Value of Stock Option Awards. No stock options or other equity instruments were awarded during the first six months of 2006. The fair value of options awarded in 2005 was estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the following table. Expected volatility was based on historical volatility for the expected term of the options. The Corporation used historical data to estimate the expected term of options granted. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of grant.

Valuation Assumptions For 2005 Stock Option Grant:

Expected volatility	24.17%
Expected dividends	2.00%
Expected term (in years)	7
Risk-free interest rate	4.15%

          The weighted average grant date fair value of the options granted in 2005 was $13.03.

          Option Activity. A summary of options outstanding under the Corporation’s stock compensation plans as of June 30, 2006, and changes during the six month period then ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2006	228,650	$34.78
Granted	—	—
Exercised	(2,325)	21.05
Forfeited or expired	—	—

Outstanding at June 30, 2006	226,325	$34.92	6.30	$1,939

Exercisable at June 30, 2006	218,825	$34.48	6.26	$1,939

          The total intrinsic value of options exercised during the first six months of 2006 and 2005 was $50,000 and $808,000, respectively.

          As of June 30, 2006, there was $21,000 of total unrecognized compensation cost related to nonvested stock options granted under the 1996 Plan. The cost is expected to be recognized over a period of seven months.

          Cash Received and Tax Benefits Realized. Cash received from option exercises for the six months ended June 30, 2006 and 2005 was $49,000 and $1,068,000, respectively. The actual tax benefit realized for the tax deductions from option exercises for the first six months of 2006 and 2005 was $6,000 and $136,000, respectively.

          Other. No cash was used to settle stock options or stock appreciation rights during the first six months of 2006 or 2005. The Corporation uses newly issued shares for stock option exercises.

3. Earnings Per Share

          Options to purchase 55,282 shares of common stock at $45.53 per share and 32,354 shares of common stock at $47.89 per share were outstanding at June 30, 2006 and 2005, and for the quarterly periods then ended, but were not included in the computations of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. These antidilutive options were issued January 18, 2005 and January 20, 2004, respectively, and expire ten years from their date of grant.

4. Stockholders’ Equity

          The line captioned repurchase and retirement of common stock in the Consolidated Statements of Changes in Stockholders’ Equity includes shares of common stock tendered upon the exercise of stock options. For the six months ended June 30, 2006 no shares of common stock were tendered and, for the same period in 2005, 12,801 shares with a value of $577,000 were tendered.

5. Defined Benefit Pension Plan

          The following table sets forth the components of net periodic pension cost for accounting purposes.

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

	(in thousands)
Service cost, net of plan participant contributions	$393	$381	$197	$191
Interest cost	372	345	186	172
Expected return on plan assets	(501)	(420)	(251)	(210)
Net amortization and deferral	24	39	12	19

Net pension cost	$288	$345	$144	$172

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

Overview

          For the first six months of 2006 the Corporation earned $1.44 per share versus $1.50 for the same period last year. For the second quarter of 2006 earnings were $.72 per share versus $.74 for the same quarter last year. Earnings for the first six months of 2005 included several nonroutine items that on a net basis added six cents to earnings per share. These items included, among others, a refund of real estate taxes previously paid, a reduction in taxes accrued with respect to the Bank’s investment subsidiary, and securities losses incurred as part of a securities loss program. The second quarter of 2005 also included several nonroutine items. Although these items caused noticeable increases in salary expense and securities gains and decreases in employee benefits expense and income tax expense, on a net basis they had no impact on earnings per share.

          When compared to the same period last year, earnings for the first half of 2006 were positively impacted by loan growth. Between June 30, 2005 and June 30, 2006 total loans grew by $66.3 million, or 18.3%. Loans now represent 50.8% of total deposits versus 44.7% last year. The growth in loans resulted from management’s efforts to enhance the Bank’s current and future earnings prospects by increasing the size of the Bank’s loan portfolio and reducing the relative size of its securities portfolio. All categories of loans experienced growth, with the most significant growth occurring in commercial mortgages which were up by $29.2 million, or 30.2%, and home equity products which were up by $16.8 million, or 35.5%. Residential mortgages and commercial loans also grew, showing increases of $12.7 million, or 8.2%, and $6.7 million, or 12.4%, respectively. Management believes that the credit quality of the Bank’s loan portfolio continues to be excellent.

          Also contributing to earnings for the first half of 2006 were increased yields on all categories of interest-earning assets brought about by increased market interest rates, stepped up lending, and better yielding securities purchased as part of the portfolio restructuring conducted in 2005. When taken together, these items are largely responsible for a 72 basis point increase in the overall yield on interest-earning assets and a resulting increase in net interest income on those interest-earning assets funded by checking deposits and capital. As a partial offset to earnings, net interest spread declined by 27 basis points with a flattening of the yield curve and increased competition for deposits in the Bank’s market area. This caused net interest income to decline on those interest-

earning assets funded by interest-bearing liabilities. The flattening yield curve occurred as short-term interest rates increased significantly and intermediate and longer-term interest rates increased by lesser amounts. The significant increase in short-term interest rates drove up the Bank’s overall cost of deposits and the lesser increases in intermediate and longer-term interest rates limited the additional earnings that could be realized by the Bank on its investment and loan portfolios. Also negatively impacting earnings was slowed deposit growth resulting from increased competition.

          The flat yield curve and competition for deposits in the Bank’s market area are continuing to exert pressure on earnings. The Bank currently plans to continue growing loans in a measured and disciplined manner and is investing in people and infrastructure to make this happen. Management believes that commercial loan growth in particular, in addition to new branch openings, will be a key driver of future deposit and earnings growth.

          In December of last year, the Bank opened a full service branch on the south shore of Long Island in the town of Merrick. This brought the Bank’s full service branch count to ten and the overall number of branches to twenty-five. Management currently plans to continue opening branches in key markets on Long Island and in Manhattan.

Net Interest Income

          Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities. Where applicable, the information in the table is presented on a tax-equivalent basis.

	Six Months Ended June 30,

	2006			2005

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
Assets
Federal funds sold	$19,286	$447	4.67%	$17,235	$231	2.70%
Investment Securities:
Taxable	348,958	7,169	4.14	388,738	6,564	3.41
Nontaxable	141,469	4,692	6.63	157,043	4,948	6.30
Loans	401,872	12,931	6.49	350,189	10,239	5.90

Total interest-earning assets	911,585	25,239	5.57	913,205	21,982	4.85

Allowance for loan losses	(3,473)			(2,945)

Net interest-earning assets	908,112			910,260
Cash and due from banks	30,261			34,101
Premises and equipment, net	7,905			6,597
Other assets	18,433			14,763

	$964,711			$965,721

Liabilities and Stockholders’ Equity
Savings and money market deposits	$369,887	2,100	1.14	$432,264	1,581.74
Time deposits	135,148	2,572	3.84	60,652	622	2.07
Securities sold under repurchase agreements	50,536	1,105	4.41	69,618	901	2.61

Total interest-bearing liabilities	555,571	5,777	2.10	562,534	3,104	1.11

Checking deposits	314,084			309,375
Other liabilities	3,324			3,825

	872,979			875,734
Stockholders’ equity	91,732			89,987

	$964,711			$965,721

Net interest income		$19,462			$18,878

Net interest spread			3.47%			3.74%

Net interest margin			4.31%			4.17%

          Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30,

	2006 Versus 2005 Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume (1)	Net Change

	(in thousands)
Interest Income:
Federal funds sold	$27	$168	$21	$216
Investment securities:
Taxable	(672)	1,422	(145)	605
Nontaxable	(491)	261	(26)	(256)
Loans	1,511	1,029	152	2,692

Total interest income	375	2,880	2	3,257

Interest Expense:
Savings and money market deposits	(228)	873	(126)	519
Time deposits	764	532	654	1,950
Securities sold under repurchase agreements	(247)	621	(170)	204

Total interest expense	289	2,026	358	2,673

Increase (decrease) in net interest income	$86	$854	$(356)	$584

(1)

Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

          Net interest income on a tax-equivalent basis increased by $584,000 from $18,878,000 for the first six months of 2005 to $19,462,000 for the same period this year. The most significant reason for the growth in net interest income was the increased yield on interest-earning assets. When comparing the first six months of 2006 to the same period last year, the yield on interest-earning assets increased by 72 basis points. This resulted principally from an increase in market interest rates, loan growth, and the better yields realized on securities purchased as part of the portfolio restructuring conducted in 2005. Management is making a concerted effort to increase the size of the Bank’s loan portfolio and reduce the relative size of its securities portfolio and thereby enhance its current and future earnings prospects.

          The higher yield on interest-earning assets resulted in an increase in net interest income realized on those interest-earning assets funded by checking deposits and capital. Checking deposits and capital have no associated interest cost, and this is the primary reason that the growth of checking balances has historically been one of the Corporation’s key strategies for increasing earnings per share. When comparing the first half of 2006 to the same period last year, average checking deposits grew by approximately $4.7 million, or 1.5%. By contrast, checking growth for the first six months of 2005, 2004, and 2003 was 3.3%, 14.4%, and 13.6%, respectively. Although competition in the Bank’s market area caused checking deposit growth to be more modest than that of recent prior years, a significant portion of the Bank’s interest-earning assets continues to be funded by checking deposits.

          As a partial offset to the increased net interest income realized on earning assets funded by checking deposits and capital, the Bank’s net interest spread declined by 27 basis points during the same period. The reduced spread was primarily the result of a flattening yield curve brought about by a significant increase in short-term interest rates and lesser increases in intermediate and long-term interest rates. Since the Bank’s deposit rates primarily track the short end of the yield curve and its interest-bearing liabilities generally reprice faster than its interest-earning assets, the increase in short-term interest rates and flattening yield curve drove up the Bank’s cost of funds more than its yield on earning assets. This caused net interest income to decline on those interest-earning assets funded by interest-bearing liabilities.

          The Bank’s net interest spread also decreased because, in response to competition in its market area, the Bank introduced better yielding savings and money market products and increased the rates paid on its various time deposit products. Although these pricing initiatives helped the Bank to maintain and attract deposit balances, they also resulted in a significant migration of funds from lower to higher yielding deposit products within the Bank.

          The Bank’s purchase of $2.5 million of bank owned life insurance in the first quarter of 2006 also caused a reduction in net interest income, with a more than offsetting increase in noninterest income.

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

Asset Quality

          The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005

	(dollars in thousands)
Nonaccruing loans	$143	$151
Loans past due 90 days or more as to principal or interest payments and still accruing	—	—
Foreclosed real estate	—	—

Total nonperforming assets	143	151
Troubled debt restructurings	—	—

Total risk elements	$143	$151

Nonaccruing loans as a percentage of total loans	.03%	.04%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.03%	.04%

Risk elements as a percentage of total loans and foreclosed real estate	.03%	.04%

Allowance and Provision For Loan Losses

          The allowance for loan losses grew by $318,000 during the first six months of 2006, amounting to $3,600,000 at June 30, 2006, or .8% of total loans, as compared to $3,282,000 at December 31, 2005, or .9% of total loans. During the first six months of 2006, the Bank had loan chargeoffs and recoveries of $76,000 and $9,000, respectively, and recorded a $385,000 provision for loan losses. The provision for loan losses increased by $59,000 when comparing the first six months of 2006 to the same period last year primarily as a result of increased loan growth.

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

          The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and do affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 87% of the Bank’s total loans outstanding at June 30, 2006. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown to unprecedented highs. Management believes that such values have begun to level off and could possibly deteriorate in the future. Such deterioration could potentially be substantial. A downturn in local economic conditions could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

          Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Excluding net losses on sales of securities, noninterest income decreased by $478,000, or 13.7%, when comparing the first six months of 2006 to the same period last year. The decrease is comprised of a decrease in other income of $263,000, a decrease in service charges on deposit accounts of $222,000, as offset by an increase in Investment

Management Division income of $7,000. The decrease in other income is primarily due to a $333,000 recovery of real estate taxes previously paid in the first six months of 2005 as partially offset by $57,000 increase in accretion of cash surrender value on bank owned life insurance. Service charge income decreased primarily as a result of reductions in maintenance and activity charges and the volume of returned checks. Excluding the receipt of a final executor’s commission of $72,000 on one estate in the first quarter of 2005, Investment Management Division income was up by $79,000, or 9.9%. Investment Management Division income was helped by a revision of the Division’s fee schedule in the third quarter 2005.

          Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $389,000, or 3.0%, from $12,882,000 for the first six months of 2005 to $13,271,000 for the current six-month period. The increase is comprised of an increase in other operating expenses of $211,000, or 8.2%, an increase in employee benefits expense of $201,000, or 9.0%, and an increase in occupancy and equipment expense of $75,000, or 3.9%, as offset by a decrease in salaries of $98,000, or 1.6%. The increase in other operating expenses is primarily due to increases in computer processing expense and director fees. Computer processing expense increased primarily due to communication upgrades. The increase in director fees resulted from increases in retainers and per meeting fees effective April 1, 2005. Employee benefits expense is up largely due to the termination of a retiree insurance benefit in the second quarter of 2005 and the resulting reversal of a $193,000 liability. Excluding this reversal, employee benefits expense is up only $8,000. The increase would have been greater had pension expense not declined primarily due to increased return on plan assets. The increase in occupancy and equipment expense is largely attributable to an increase in rent expense related to the opening of the Merrick branch in the fourth quarter of 2005. The decrease in salaries is due to $575,000 in severance paid to the Corporation’s former Chairman in the second quarter of 2005. Excluding this severance payment, salaries increased approximately $477,000, or 8.6%. The increase is primarily the result of normal annual salary increases and additions to staff related to the Bank’s lending initiatives and its new branch in Merrick.

          Income tax expense as a percentage of book income (“effective tax rate”) was 22.2% for the first six months of 2006 as compared to 19.6% for the same period last year. The benefit of tax-exempt interest on municipal securities results in an effective tax rate that is considerably lower than the statutory Federal income tax rate of 34% despite state income taxes. The increase in the effective tax rate is primarily attributable to a reduction of taxes accrued in the first six months of 2005 with respect to the Bank’s investment subsidiary.

Results of Operations – Three Months Ended June 30, 2006 Versus June 30, 2005

          Net income for the second quarter of 2006 was $2,794,000, or $.72 per share, as compared to $2,967,000, or $.74 per share, for the same quarter last year. The largest components of the decrease in net income are an increase in employee benefits expense of $259,000, a decrease in service charges on deposit accounts of $175,000, net gains on sales of securities of $153,000 in the second quarter of 2005, and an increase in the Corporation’s effective tax rate from 19.7% in the second quarter of 2005 to 21.7% for the current quarter. The impact of these items was partially offset by a $342,000 increase in net interest income and a decrease in salaries of $300,000.

          The increase in employee benefits expense is primarily due to the termination of the retiree insurance benefit. The net gains on sales of securities in the second quarter of 2005 resulted mostly from the sale of a held-to-maturity security following a downgrade of the security’s credit rating. The reasons for the decreases in service charge income and salaries, and the increases in net interest income and the effective tax rate are the same as those discussed with respect to the six-month periods.

Capital

          The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 22.80%, 21.96% and 9.56%, respectively, at June 30, 2006 substantially exceed the requirements for a well-capitalized bank.

          Total stockholders’ equity increased by $905,000, or from $90,698,000 at December 31, 2005 to $91,603,000 at June 30, 2006. The increase is primarily attributable to net income of $5,601,000, as largely offset by $1,815,000 in unrealized losses on available-for-sale securities, $1,719,000 in cash dividends declared and $1,238,000 spent for share repurchases.

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

          The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended June 30, 2006 was 459,682 shares, 13.6% of which resulted from open market purchases by the Corporation under its share repurchase program.

          Russell Microcap Index®. Frank Russell Company (“Russell”) maintains a family of U.S. equity indices. The indices are reconstituted effective the last Friday in June of each year based on market capitalization and do not reflect subjective opinions. All Indices are subsets of the Russell 3000E® Index which represents most of the investable U. S. equity market.

          The Corporation’s common stock is included in the Russell Microcap Index®. The Russell Microcap Index® includes the smallest 1,000 companies in terms of market capitalization in the small-cap Russell 2000 Index® plus the next 1,000 smaller companies. The average market capitalization of companies in the Russell Microcap Index® is $255.5 million, the median market capitalization is $218.2 million, the capitalization of the largest company in the index is $612.1 million, and the capitalization of the smallest company in the index is $67.3 million. The Corporation’s market capitalization as of June 30, 2006 was approximately $159 million.

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

Cash Flows and Liquidity

          Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first six months of 2006, the Corporation’s cash and cash equivalent position increased by $17,083,000. The increase occurred primarily because cash provided by deposit growth, a decrease in the size of the Bank’s investment securities portfolio and operations exceeded the cash needed to grow loans and used to repay borrowings under repurchase agreements.

          Liquidity. The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight position in federal funds sold, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At June 30, 2006, the Bank had an overnight federal funds sold position of $11,000,000 and an available-for-sale securities portfolio of $244,368,000.

          The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with five brokerage firms. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FHLB under a variety of borrowing arrangements and brokerage firms under repurchase agreements. However, neither the Bank’s FHLB membership nor repurchase agreements with brokers represent legal commitments on the part of the FHLB or the brokerage firms to extend credit to the Bank. The amount that the Bank can potentially borrow from the FHLB and brokerage firms is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At June 30, 2006, the Bank has unencumbered eligible securities collateral of approximately $211 million.

          The Bank can also purchase overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $25 million do not represent legal commitments to extend credit on the part of the other banks.

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

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to currently impact the Corporation’s financial statements.

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

          The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at June 30, 2006 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2007 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at June 30, 2006 and net interest income on a tax-equivalent basis for the year ending June 30, 2007 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

          Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, deposit rates are currently low as indicated by the Bank’s overall cost of funds of 2.10% for the first six months of 2006. Therefore, while rates on many of the Bank’s interest earning assets could drop by 100 or 200 basis points, rates on many of its deposit products could not. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case are less than the projected decreases in rates up 100 and 200 basis points.

	Net Portfolio Value (NPV) at June 30, 2006		Net Interest Income Year Ended June 30, 2007

Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

	(dollars in thousands)

+ 200 basis point rate shock	$69,075	(12.3)%	$33,708	(15.8)%
+ 100 basis point rate shock	73,678	(6.5)	36,878	(7.9)
Base case (no rate change)	78,796	—	40,049	—
- 100 basis point rate shock	84,476	7.2	42,763	6.8
- 200 basis point rate shock	90,769	15.2	43,204	7.9

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

Item 2. Issuer Purchase of Equity Securities

           Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the second quarter of 2006 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2006 to April 30, 2006	3,882	$42.53	3,882	148,180
May 1, 2006 to May 31, 2006	12,427	$42.92	12,427	135,753
June 1, 2006 to June 30, 2006	3,509	$42.48	3,509	132,244

(1)

All shares purchased by the Corporation under its stock repurchase program in the second quarter of 2006 were purchased under a 100,000 share plan approved by the Corporation’s board of directors on May 17, 2005 and publicly announced on May 18, 2005 and a 150,000 share plan approved by the Corporation’s board of directors on January 17, 2006 and publicly announced on January 20, 2006. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of The First of Long Island Corporation (the “Corporation”) held April 18, 2006 was called to: (1) elect six directors to serve for two-year terms or until their successors have been elected and qualified; and (2) approve adoption of The First of Long Island Corporation 2006 Stock Compensation Plan.

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

	Number of Votes

Directors Elected At Annual Meeting	Cast For	Withheld

Allen E. Busching	2,907,813	50,065
Paul T. Canarick	2,946,486	11,392
Alexander L. Cover	2,949,691	8,187
Beverly Ann Gehlmeyer	2,940,186	17,692
William H. J. Hoefling	2,949,705	8,173
Stephen V. Murphy	2,904,807	53,071

          The name of each Class I director whose term of office as a director continued after the annual meeting is as follows:

Term as Director
Name	Expires

Howard Thomas Hogan, Jr.	2007
J. Douglas Maxwell, Jr.	2007
John R. Miller III	2007
Walter C. Teagle III	2007
Michael N. Vittorio	2007

          The First of Long Island Corporation 2006 Stock Compensation Plan was approved by the affirmative vote of holders of a majority of the shares entitled to vote and represented at the meeting. The total number of shares that could have been voted at the annual meeting was 3,841,198. There were 1,981,510 votes cast for adoption of the Plan, 226,280 votes cast against, 29,171 abstentions, and 720,917 broker non-votes.

Item 5. Other Information

          On August 9, 2006, the Corporation issued a press release regarding the Corporation’s financial condition as of June 30, 2006 and its results of operations for the six and three month periods then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

          a) The following exhibits are included herein.

Exhibit No.	Name

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Press Release dated August 9, 2006 regarding the quarterly period ended June 30, 2006

SIGNATURES

          Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION

(Registrant)

Date: August 4, 2006	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.

31	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	28

32	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 906 Of The Sarbanes-Oxley Act of 2002	30

99.1	Press Release dated August 9, 2006 regarding the quarterly period ending June 30, 2006	31