Form 10-Q
period 2006-09-30
FIRST OF LONG ISLAND CORP
filed 2006-11-06
CIK 740663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 _____________ FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________to___________________________________

Commission file number   0-12220

THE FIRST OF LONG ISLAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEW YORK (State or Other Jurisdiction of Incorporation or Organization)	11-2672906 (I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, New York (Address of Principal Executive Offices)	11545 (Zip Code)

Registrant’s Telephone Number, Including Area Code   (516) 671-4900

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $.10 par value	Outstanding at October 26, 2006 3,804,390

THE FIRST OF LONG ISLAND CORPORATION SEPTEMBER 30, 2006 INDEX

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$ 23,061,000	$ 24,603,000
Federal funds sold	11,500,000	—

Cash and cash equivalents	34,561,000	24,603,000

Investment securities:
Held-to-maturity, at amortized cost (fair
value of $226,079,000 and $257,281,000)	227,529,000	259,260,000
Available-for-sale, at fair value (amortized cost
of $264,337,000 and $259,478,000)	264,346,000	259,137,000

	491,875,000	518,397,000

Loans:
Commercial and industrial	55,093,000	47,310,000
Secured by real estate	377,117,000	328,091,000
Consumer	4,635,000	4,329,000
Other	566,000	816,000

	437,411,000	380,546,000
Net deferred loan origination costs (fees)	364,000	(54,000)

	437,775,000	380,492,000
Allowance for loan losses	(3,692,000)	(3,282,000)

	434,083,000	377,210,000

Bank premises and equipment, net	8,315,000	7,583,000
Prepaid income taxes	221,000	—
Deferred income tax benefits	356,000	279,000
Other assets	20,358,000	16,084,000

	$ 989,769,000	$ 944,156,000

Liabilities:
Deposits:
Checking	$ 319,599,000	$ 307,842,000
Savings and money market	355,151,000	394,176,000
Time, other	39,645,000	23,876,000
Time, $100,000 and over	146,314,000	62,117,000

	860,709,000	788,011,000
Securities sold under repurchase agreements	29,562,000	60,195,000
Accrued expenses and other liabilities	3,593,000	5,219,000
Current income taxes payable	—	33,000

	893,864,000	853,458,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 3,804,912 and 3,846,716 shares	381,000	385,000
Surplus	1,057,000	817,000
Retained earnings	94,462,000	89,701,000

	95,900,000	90,903,000
Accumulated other comprehensive income (loss) net of tax	5,000	(205,000)

	95,905,000	90,698,000

	$ 989,769,000	$ 944,156,000

See notes to unaudited consolidated financial statements 1

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$ 20,067,000	$ 15,921,000	$ 7,138,000	$ 5,685,000
Investment securities:
Taxable	10,838,000	10,190,000	3,669,000	3,626,000
Nontaxable	4,690,000	4,884,000	1,593,000	1,618,000
Federal funds sold	689,000	459,000	242,000	228,000

	36,284,000	31,454,000	12,642,000	11,157,000

Interest expense:
Savings and money market deposits	3,344,000	2,514,000	1,244,000	933,000
Time deposits	4,422,000	1,335,000	1,850,000	713,000
Securities sold under repurchase agreements	1,511,000	1,426,000	406,000	525,000

	9,277,000	5,275,000	3,500,000	2,171,000

Net interest income	27,007,000	26,179,000	9,142,000	8,986,000
Provision for loan losses (credit)	474,000	314,000	89,000	(12,000)

Net interest income after provision for loan losses (credit)	26,533,000	25,865,000	9,053,000	8,998,000

Noninterest income:
Investment Management Division income	1,301,000	1,275,000	422,000	403,000
Service charges on deposit accounts	2,333,000	2,667,000	762,000	874,000
Net losses on sales of securities	(30,000)	(9,000)	—	—
Other	864,000	1,117,000	291,000	281,000

	4,468,000	5,050,000	1,475,000	1,558,000

Noninterest expense:
Salaries	9,418,000	8,991,000	3,380,000	2,855,000
Employee benefits	3,677,000	3,431,000	1,238,000	1,193,000
Occupancy and equipment expense	3,016,000	2,798,000	1,010,000	867,000
Other operating expenses	4,156,000	3,925,000	1,368,000	1,348,000

	20,267,000	19,145,000	6,996,000	6,263,000

Income before income taxes	10,734,000	11,770,000	3,532,000	4,293,000
Income tax expense	2,254,000	2,430,000	653,000	962,000

Net income	$ 8,480,000	$ 9,340,000	$ 2,879,000	$ 3,331,000

Weighted average:
Common shares	3,827,160	3,923,696	3,809,620	3,894,765
Dilutive stock options	46,311	57,179	46,847	54,170

	3,873,471	3,980,875	3,856,467	3,948,935

Earnings per share:
Basic	$2.22	$2.38	$.76	$.86

Diluted	$2.19	$2.35	$.75	$.85

See notes to unaudited consolidated financial statements 2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2006
	Common Stock			Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)
	Shares	Amount	Surplus				Total
Balance, January 1, 2006	3,846,716	$385,000	$817,000		$89,701,000	$(205,000)	$90,698,000
Net Income				$8,480,000	8,480,000		8,480,000
Repurchase and retirement
of common stock	(51,867)	(5,000)	(2,227,000)				(2,232,000)
Exercise of stock options	10,063	1,000	280,000				281,000
Tax benefit of stock options			17,000				17,000
Stock-based compensation			170,000				170,000
Cash dividends declared -
$.45 per share					(1,719,000)		(1,719,000)
Unrealized gains on available
for-sale-securities, net of
reclassification adjustment
and income taxes				210,000		210,000	210,000
Transfer from retained
earnings to surplus			2,000,000		(2,000,000)

Comprehensive income				$8,690,000

Balance, September 30, 2006	3,804,912	$381,000	$1,057,000		$94,462,000	$5,000	$95,905,000

Comprehensive income - three months
ended September 30, 2006				$4,904,000

	Nine Months Ended September 30, 2005
	Common Stock			Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)
	Shares	Amount	Surplus				Total
Balance, January 1, 2005	3,967,548	$397,000	$1,135,000		$86,786,000	$1,922,000	$90,240,000
Net Income				$9,340,000	9,340,000		9,340,000
Repurchase and retirement
of common stock	(133,696)	(13,000)	(6,019,000)				(6,032,000)
Exercise of stock options	53,181	5,000	1,411,000				1,416,000
Tax benefit of stock options			214,000				214,000
Cash dividends declared -
$.42 per share					(1,631,000)		(1,631,000)
Unrealized losses on available-
for-sale-securities, net of
reclassification adjustment
and income taxes				(1,990,000)		(1,990,000)	(1,990,000)
Transfer from retained
earnings to surplus			4,000,000		(4,000,000)

Comprehensive income				$7,350,000

Balance, September 30, 2005	3,887,033	$389,000	$741,000		$90,495,000	$(68,000)	$91,557,000

Comprehensive income - three months
ended September 30, 2005				$2,067,000

See notes to unaudited consolidated financial statements 3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 8,480,000	$ 9,340,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	474,000	314,000
Deferred income tax credit	(217,000)	(38,000)
Depreciation and amortization	1,023,000	974,000
Premium amortization on investment securities, net	223,000	1,123,000
Net losses on sales of securities	30,000	9,000
Stock-based compensation expense	170,000	—
Accretion of cash surrender value on bank owned life insurance	(303,000)	(216,000)
Decrease (increase) in prepaid income taxes	(221,000)	249,000
Increase in other assets	(1,471,000)	(1,782,000)
Increase (decrease) in accrued expenses and other liabilities	105,000	(32,000)
Decrease in income taxes payable	(33,000)	—

Net cash provided by operating activities	8,260,000	9,941,000

Cash Flows From Investing Activities:
Proceeds from sales of securities:
Held-to-maturity	—	1,153,000
Available-for-sale	15,956,000	32,308,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	36,918,000	50,716,000
Available-for-sale	54,876,000	18,375,000
Purchase of investment securities:
Held-to-maturity	(5,381,000)	(84,434,000)
Available-for-sale	(75,751,000)	(51,096,000)
Net increase in loans to customers	(57,346,000)	(25,889,000)
Purchases of bank premises and equipment	(1,755,000)	(1,345,000)
Purchase of bank-owned life insurance	(2,500,000)	—

Net cash used in investing activities	(34,983,000)	(60,212,000)

Cash Flows From Financing Activities:
Net increase in total deposits	72,698,000	61,395,000
Net increase (decrease) in securities sold under repurchase agreements	(30,633,000)	25,638,000
Proceeds from exercise of stock options	281,000	1,416,000
Tax benefit of stock options	17,000	—
Repurchase and retirement of common stock	(2,232,000)	(6,032,000)
Cash dividends paid	(3,450,000)	(3,317,000)

Net cash provided by financing activities	36,681,000	79,100,000

Net increase in cash and cash equivalents	9,958,000	28,829,000
Cash and cash equivalents, beginning of year	24,603,000	24,286,000

Cash and cash equivalents, end of period	$ 34,561,000	$ 53,115,000

The Corporation made interest payments of $8,960,000 and $4,716,000 and income tax payments of $2,708,000 and $2,221,000 during the first nine months of 2006 and 2005, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
SEPTEMBER 30, 2006
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

            The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank’s wholly-owned subsidiaries, The First of Long Island Agency, Inc. and FNY Service Corp., an investment company, and FNY Service Corp.‘s wholly-owned subsidiary, The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its direct and indirect subsidiaries are collectively referred to as the “Bank.” The Corporation’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

            The consolidated financial information included herein as of and for the periods ended September 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2005 consolidated balance sheet was derived from the Corporation’s December 31, 2005 audited consolidated financial statements.

2.  Share-based Payments

            The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units to employees and non-employee directors for up to 300,000 shares of common stock. The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 35,000 shares. Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code. Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control.

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

            Prior to the adoption of SFAS No. 123(R), and in accordance with the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Corporation accounted for share-based payments under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. Except for modifications of outstanding stock options, under the intrinsic value method of accounting set forth in APB Opinion No. 25 the Corporation didn’t record any stock-based employee compensation cost because of the Corporation’s practice of granting stock options with an exercise price not less than the fair market value of the underlying common stock on the date of grant.

            In accordance with the provisions of SFAS No. 123(R), the Corporation recorded compensation expense for share-based payments of $170,000 and recognized an income tax benefit of $56,000 in the first nine months of 2006. Compensation expense recorded for the third quarter of 2006 was $150,000 with a related income tax benefit of $56,000.

            The following table sets forth pro forma net income and earnings per share for the nine and three months ended September 30, 2005 as if the fair value based method set forth in SFAS No. 123 had been applied to all share-based payment arrangements.

	Nine Months Ended 9/30/05	Three Months Ended 9/30/05
(in thousands)

Net income, as reported	$ 9,340	$ 3,331
Deduct: Total cost of stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(907)	(1)

Pro forma net income	$ 8,433	$ 3,330

Earnings per share:
Basic – as reported	$ 2.38	$ 0.86
Basic – pro forma	$ 2.15	$ 0.85
Diluted – as reported	$ 2.35	$ 0.85
Diluted – pro forma	$ 2.12	$ 0.85

            Fair Value of Stock Option Awards.   The fair value of options awarded in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the following table. Expected volatility was based on historical volatility for the expected term of the options. The Corporation used historical data to estimate the expected term of options granted. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Expected volatility	25.11%	24.17%
Expected dividends	2.09%	2.00%
Expected term (in years)	6.7	7
Risk-free interest rate	5.07%	4.15%

            The weighted average grant date fair value of options granted in 2006 and 2005 was $11.97 and $13.03, respectively.

            Option Activity.   On July 1, 2006 the Corporation’s board of directors granted 51,659 nonqualified stock options under the 2006 Plan. The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant. The options have a five year vesting period and expire ten years from the date of grant. However, vesting is subject to acceleration in the event of retirement, death, disability, or a change in control.

A summary of options outstanding under the Corporation’s stock compensation plans as of September 30, 2006 and changes during the nine month period then ended is presented below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	228,650	$ 34.78
Granted	51,659	41.65
Exercised	(10,063)	27.91
Forfeited or expired	(652)	45.89

Outstanding at September 30, 2006	269,594	$ 36.33	6.78	$ 2,424

Exercisable at September 30, 2006	211,724	$ 34.65	6.05	$ 2,265

            The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $151,000 and $1,024,000, respectively.

            A summary of the status of the Corporation’s nonvested options as of September 30, 2006 and changes during the nine month period then ended is presented below.

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	20,926	$ 8.46
Granted	51,659	11.97
Vested	(14,715)	6.95
Forfeited	—	—

Nonvested at September 30, 2006	57,870	$ 11.97

            As of September 30, 2006, there was $490,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average period of 4.6 years.

            Cash Received and Tax Benefits Realized.   Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $281,000 and $1,416,000, respectively. The actual tax benefit realized for the tax deductions from option exercises for the first nine months of 2006 and 2005 was $17,000 and $214,000, respectively.

            Other.  No cash was used to settle stock options during the first nine months of 2006 or 2005. The Corporation uses newly issued shares for stock option exercises.

3. Earnings Per Share

            Options to purchase 51,659, 54,730 and 32,254 shares of common stock at $41.65, $45.53 and $47.89 per share, respectively, were outstanding at September 30, 2006 and for the quarterly period then ended, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods. These antidilutive options were issued July 1, 2006, January 18, 2005 and January 20, 2004, respectively, and expire ten years from their date of grant. Options to purchase 55,282 and 32,354 shares of common stock at $45.53 and $47.89 per share, respectively, were outstanding at September 30, 2005 and for the quarterly period then ended, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods. These antidilutive options were issued January 18, 2005 and January 20, 2004, respectively, and expire ten years from their date of grant.

4. Stockholders’ Equity

            The line captioned repurchase and retirement of common stock in the Consolidated Statements of Changes in Stockholders’ Equity includes shares of common stock tendered upon the exercise of stock options. For the nine months ended September 30, 2006, 2,309 shares of common stock with a value of $100,000 were tendered and, for the same period in 2005, 12,801 shares with a value of $577,000 were tendered.

5.  Defined Benefit Pension Plan

            The following table sets forth the components of net periodic pension cost for accounting purposes.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost, net of plan participant contributions	$ 589	$ 571	$ 196	$ 190
Interest cost	557	518	185	173
Expected return on plan assets	(751)	(629)	(250)	(209)
Net amortization and deferral	35	59	11	20

Net pension cost	$ 430	$ 519	$ 142	$ 174

            The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank contributed $1,087,431 to the Pension Plan in September 2006, representing the maximum tax deductible contribution for the Plan year ended September 30, 2006. In September 2005, the Bank contributed $1,283,522 to the Pension Plan representing the maximum tax deductible contribution for the Plan year ended September 30, 2005.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following is management’s discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank’s wholly-owned subsidiaries, The First of Long Island Agency, Inc. and FNY Service Corp., an investment company, and FNY Service Corp.‘s wholly-owned subsidiary, The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its direct and indirect subsidiaries are collectively referred to as the “Bank.” The Bank’s primary service area has historically been Nassau and Suffolk Counties, Long Island. However, the Bank opened three commercial banking branches in Manhattan in 2003 and may open additional branches outside Nassau and Suffolk Counties in the future.

Overview

            For the first nine months of 2006 the Corporation earned $2.19 per share versus $2.35 for the same period last year. For the third quarter of 2006 earnings were $.75 per share versus $.85 for the same quarter last year. The nine and three month periods ended September 30, 2005 each included several nonroutine items that on a net basis added eight and five cents, respectively, to earnings per share. These items included, among others, a refund of real estate taxes previously paid, the termination of a post retirement benefits program, a reduction in taxes accrued with respect to the Bank’s investment subsidiary, severance paid to the Corporation’s former Chairman, and one large commercial mortgage prepayment fee. In addition, salary expense in the third quarter of 2006 includes a stock-based compensation charge of two cents per share related to options granted to employees and directors on July 1, 2006. This charge was recorded pursuant to the Corporation’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”) effective January 1st of this year.

            When compared to the same period last year, earnings for the first nine months of 2006 were positively impacted by loan growth. Between September 30, 2005 and September 30, 2006 total loans grew by $69.4 million, or 18.9%. Loans now represent 50.9% of total deposits versus 44.2% last year. The growth in loans resulted from management’s efforts to enhance the Bank’s current and future earnings prospects by increasing the size of the Bank’s loan portfolio and reducing the relative size of its securities portfolio. All categories of loans experienced growth, with the most significant growth occurring in commercial mortgages which were up by $23.5 million, or 22.6%, and home equity products which were up by $16.6 million, or 33.8%. Residential mortgages and commercial loans also grew, with increases of $12.8 million, or 8.2%, and $12.4 million, or 24.1%, respectively. Management believes that the credit quality of the Bank’s loan portfolio continues to be excellent.

            Increased market interest rates and better yielding securities purchased in connection with securities portfolio restructuring conducted in 2005 also contributed to earnings for the first nine months of this year. When taken together with loan growth, these items are largely responsible for a 73 basis point increase in the overall yield on interest-earning assets and a resulting increase in net interest income on those interest-earning assets funded by checking deposits and capital. As a partial offset, net interest spread declined by 25 basis points resulting in a decrease in net interest income on those interest-earning assets funded by interest-bearing liabilities. Net interest spread declined because the yield curve flattened and then inverted as short-term interest rates increased significantly and intermediate and longer-term interest rates increased by lesser amounts. The increase in short-term interest rates drove up the Bank’s cost of deposits and the lesser increases in intermediate and longer-term interest rates limited the additional earnings that could be realized by the Bank on its investment and loan portfolios. Net interest spread was also negatively impacted by increased competition for loans and deposits in the Bank’s market area which put upward pressure on deposit pricing, downward pressure on loan pricing and made core deposit growth more difficult. With upward pressure on deposit pricing, funds migrated from the Bank’s lower yielding savings and money market products to its higher priced savings and money market products and competitively priced certificates of deposit.

            Excluding severance paid to the Corporation’s former Chairman in 2005, the increase in salary expense for the current nine-month period would have been 11.9%. In addition to normal annual salary increases, salary expense is up for 2006 principally because of increases in lending and business development staff and, to a lesser extent, staffing for the Bank’s new branches. Also adding to salary expense in 2006 was $170,000 of stock-based compensation expense, $150,000 of which was recorded in the third quarter, related to the adoption of SFAS No. 123R.

            The inverted yield curve and competition for loans and deposits in the Bank’s market area are continuing to exert pressure on earnings. The Bank currently plans to continue growing loans in a measured and disciplined manner and has and will continue to invest in people and infrastructure to make this happen. Management believes that commercial loan growth in particular, in addition to new branch openings, will be a key driver of future deposit and earnings growth.

            The Bank opened a full service branch in Merrick, Long Island in the fourth quarter of 2005 and has received regulatory approval to open a branch in Village of the Branch, Long Island. The Village of the Branch location is expected to open prior to year end and will be the Bank’s first “Select Service Banking Center”, catering to the needs of both businesses and affluent consumers. This will bring the Bank’s overall branch count to twenty-six. Management currently plans to continue opening branches in key markets on Long Island and in Manhattan.

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

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets
Federal funds sold	$ 18,965	$ 689	4.86%	$ 20,450	$ 459	3.00%
Investment Securities:
Taxable	346,386	10,838	4.18	396,813	10,190	3.43
Nontaxable	142,983	7,106	6.63	155,615	7,400	6.34
Loans	412,001	20,070	6.51	355,238	15,926	5.99

Total interest-earning assets	920,335	38,703	5.62	928,116	33,975	4.89

Allowance for loan losses	(3,548)			(3,031)

Net interest-earning assets	916,787			925,085
Cash and due from banks	29,801			32,607
Premises and equipment, net	8,022			6,637
Other assets	18,731			14,952

	$ 973,341			$ 979,281

Liabilities and
Stockholders’ Equity
Savings and money market deposits	$ 367,829	3,344	1.22	$ 429,505	2,514.78
Time deposits	147,907	4,422	4.00	76,342	1,335	2.34
Securities sold under
repurchase agreements	44,268	1,511	4.56	67,752	1,426	2.81

Total interest-bearing liabilities	560,004	9,277	2.21	573,599	5,275	1.23

Checking deposits	317,714			311,367
Other liabilities	3,637			4,151

	881,355			889,117
Stockholders’ equity	91,986			90,164

	$ 973,341			$ 979,281

Net interest income		$ 29,426			$ 28,700

Net interest spread			3.41%			3.66%

Net interest margin			4.27%			4.13%

12

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30,
	2006 Versus 2005 Increase (decrease) due to changes in:
	Volume	Rate	Rate/ Volume (1)	Net Change
	(in thousands)
Interest Income:
Federal funds sold	$ (33)	$ 284	$ (21)	$ 230
Investment securities:
Taxable	(1,295)	2,226	(283)	648
Nontaxable	(601)	334	(27)	(294)
Loans	2,545	1,379	220	4,144

Total interest income	616	4,223	(111)	4,728

Interest Expense:
Savings and money market deposits	(361)	1,391	(200)	830
Time deposits	1,251	947	889	3,087
Securities sold under repurchase agreements	(494)	887	(308)	85

Total interest expense	396	3,225	381	4,002

Increase (decrease) in net
interest income	$ 220	$ 998	$ (492)	$ 726

(1)

Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

            Net interest income on a tax-equivalent basis increased by $726,000 from $28,700,000 for the first nine months of 2005 to $29,426,000 for the same period this year. The most significant reason for the growth in net interest income was an increase in the overall yield on interest-earning assets. When comparing the first nine months of 2006 to the same period last year, the yield on interest-earning assets increased by 73 basis points. This resulted principally from an increase in market interest rates, loan growth, and the better yields realized on securities purchased as part of the portfolio restructuring conducted in 2005.

            The higher yield on interest-earning assets resulted in an increase in net interest income on those interest-earning assets funded by checking deposits and capital. Checking deposits and capital have no associated interest cost, and this is the primary reason that the growth of checking balances has historically been one of the Corporation’s key strategies for increasing earnings per share. When comparing the first nine months of 2006 to the same period last year, average checking deposits grew by approximately $6.3 million, or 2.0%. By contrast, checking growth for the first nine months of 2005, 2004, and 2003 was 3.7%, 11.3%, and 14.2%, respectively. Although competition in the Bank’s market area and the increase in interest rates have caused the rate of growth in checking deposits to trend down, a significant portion of the Bank’s interest-earning assets continues to be funded by such deposits.

            As a partial offset to the increase in net interest income realized on interest-earning assets funded by checking deposits and capital, the Bank’s net interest spread declined by 25 basis points thus causing a decrease in net interest income on those interest-earning assets funded by interest-bearing liabilities. Net interest spread declined because the yield curve flattened and then inverted as short-term interest rates increased significantly and intermediate and longer-term interest rates increased by lesser amounts. The increase in short-term interest rates drove up the Bank’s cost of deposits and the lesser increases in intermediate and longer-term interest rates limited the additional earnings that could be realized by the Bank on its investment and loan portfolios. Net interest spread was also negatively impacted by increased competition for loans and deposits in the Bank’s market area which put upward pressure on deposit pricing, downward pressure on loan pricing and made core deposit growth more difficult. With upward pressure on deposit pricing, funds migrated from the Bank’s lower yielding savings and money market products to its higher priced savings and money market products and competitively priced certificates of deposit.

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

Asset Quality

            The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)

Nonaccruing loans	$ 138	$ 151
Loans past due 90 days or more as to
principal or interest payments and still accruing	—	—
Foreclosed real estate	—	—

Total nonperforming assets	138	151
Troubled debt restructurings	—	—

Total risk elements	$ 138	$ 151

Nonaccruing loans as a percentage of total loans	.03%	.04%

Nonperforming assets as a percentage of total loans
and foreclosed real estate	.03%	.04%

Risk elements as a percentage of total loans and
foreclosed real estate	.03%	.04%

Allowance and Provision for Loan Losses

            The allowance for loan losses grew by $410,000 during the first nine months of 2006, amounting to $3,692,000 at September 30, 2006, or .8% of total loans, as compared to $3,282,000 at December 31, 2005, or .9% of total loans. During the first nine months of

2006, the Bank had loan chargeoffs and recoveries of $76,000 and $12,000, respectively, and recorded a $474,000 provision for loan losses. The provision for loan losses increased by $160,000 when comparing the first nine months of 2006 to the same period last year primarily as a result of increased loan growth.

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

            The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and do affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 86% of the Bank’s total loans outstanding at September 30, 2006. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and real estate values have grown to unprecedented highs. Management believes that such values have begun to level off and could possibly deteriorate in the future. Such deterioration could potentially be substantial. A downturn in local economic conditions could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

            Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income decreased by $582,000, or 11.5%, when comparing the first nine months of 2006 to the same period last year. The decrease is principally comprised of a decrease in service charges on deposit accounts of $334,000 and a decrease in other income of $253,000. Service charge income decreased primarily as a result of reductions in maintenance and activity charges and the volume of returned checks. The decrease in other income is primarily due to a recovery in the first six months of 2005 of $333,000 of real estate taxes previously paid as partially offset by an $87,000 increase in accretion of cash surrender value on bank owned life insurance. Excluding the receipt of a final executor’s commission of $72,000 on one estate in the first quarter of 2005, Investment

Management Division income was up by $98,000, or 8.1%. Investment Management Division income was helped by a revision of the Division’s fee schedule in the third quarter 2005.

            Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $1,122,000, or 5.9%, from $19,145,000 for the first nine months of 2005 to $20,267,000 for the current nine-month period. The increase is comprised of an increase in salaries of $427,000, or 4.7%, an increase in employee benefits expense of $246,000, or 7.2%, an increase in occupancy and equipment expense of $218,000, or 7.8%, and an increase in other operating expenses of $231,000, or 5.9%. Excluding a $575,000 severance payment to the Corporation’s former Chairman in 2005, salary expense increased by approximately $1,002,000, or 11.9%. The increase is primarily the result of normal annual salary increases, additions to staff related to the Bank’s lending and business development initiatives and new branches, and $170,000 of stock-based compensation expense related to the adoption of SFAS No. 123R. The increase in employee benefits expense is primarily due to the termination of a retiree insurance benefit in the second quarter of 2005 and the resulting reversal of a $193,000 liability. Excluding this reversal, employee benefits expense is up by $53,000. The increase would have been greater had pension expense not declined primarily due to increased return on plan assets. The increase in occupancy and equipment expense is largely attributable to the opening of the Merrick branch in the fourth quarter of 2005. The increase in other operating expenses is primarily due to the ongoing costs associated with communications upgrades.

            Income tax expense as a percentage of book income (“effective tax rate”) was 21.0% for the first nine months of 2006 as compared to 20.6% for the same period last year. The increase in the effective tax rate is primarily attributable to a reduction of taxes accrued in 2005 with respect to the Bank’s investment subsidiary.

Results of Operations –	Three Months Ended September 30, 2006 versus September 30, 2005

            Net income for the third quarter of 2006 was $2,879,000, or $.75 per share, as compared to $3,331,000, or $.85 per share, for the same quarter last year. The principal causes of the decrease in net income are an increase in salaries of $525,000, an increase in occupancy and equipment expense of $143,000, and a decrease in service charges on deposit accounts of $112,000. The impact of these items was partially offset by a $156,000 increase in net interest income and a decrease in the Corporation’s effective tax rate from 22.4% in the third quarter of 2005 to 18.5% for the current quarter.

            The increase in occupancy and equipment expense is primarily due to the opening of the Merrick branch and an increase in depreciation expense. The decrease in the effective tax rate is primarily attributable to the fact that tax-exempt income is a larger portion of pre-tax income in the current quarter than in the same quarter last year. The reasons for the increases in salaries and net interest income and the decrease in service charges on deposit accounts are the same as those discussed with respect to the nine-month periods.

Capital

            The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Corporation’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 22.86%, 22.01% and 9.64%, respectively, at September 30, 2006 substantially exceed the requirements for a well-capitalized bank.

            Total stockholders’ equity increased by $5,207,000, from $90,698,000 at December 31, 2005 to $95,905,000 at September 30, 2006. The increase is primarily attributable to net income of $8,480,000, as partially offset by $2,232,000 spent for share repurchases and $1,719,000 in cash dividends declared.

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

            The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended September 30, 2006 was 348,424 shares, 15.8% of which resulted from open market purchases by the Corporation under its share repurchase program.

            Russell Microcap Index.   Frank Russell Company (“Russell”) maintains a family of U.S. equity indices. The indices are reconstituted effective the last Friday in June of each year based on market capitalization and do not reflect subjective opinions. All Indices are subsets of the Russell 3000E Index, which represents most of the investable U. S. equity market.

            The Corporation’s common stock is included in the Russell Microcap Index. The Russell Microcap Index includes the smallest 1,000 companies in terms of market capitalization in the small-cap Russell 2000 Index plus the next 1,000 smaller companies. The average market capitalization of companies in the Russell Microcap Index is $217.0 million, the median market capitalization is $182.6 million, the capitalization of the largest company in the index is $539.5 million, and the capitalization of the smallest company in the index is $54.8 million. The Corporation’s market capitalization as of September 30, 2006 was approximately $170 million.

            The Corporation believes that inclusion in the Russell Microcap Index will positively impact the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the Russell Microcap Index at any future annual reconstitution date, the Corporation believes that this could adversely affect the price, volume and liquidity of its common stock.

Cash Flows and Liquidity

            Cash Flows.  The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first nine months of 2006, the Corporation’s cash and cash equivalent position increased by $9,958,000. The increase occurred primarily because cash provided by deposit growth, a decrease in the size of the Bank’s investment securities portfolio and operations exceeded the cash needed to grow loans and used to repay borrowings under repurchase agreements.

            Liquidity.  The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight position in federal funds sold, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At September 30, 2006, the Bank had an overnight federal funds sold position of $11,500,000 and an available-for-sale securities portfolio of $264,346,000.

            The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings in the form of FHLB advances and repurchase agreements. However, neither the Bank’s FHLB membership nor the repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Bank. The amount that the Bank can potentially borrow from these parties is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At September 30, 2006, the Bank has unencumbered eligible securities collateral of approximately $227 million.

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

Adoption of New Accounting Pronouncements

            In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133, “Accounting For Derivative Instruments and Hedging Activities” and No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management is currently evaluating the impact of SFAS No. 155 on the Corporation’s consolidated financial statements.

            In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends FASB Statement No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to impact the Corporation’s consolidated financial statements.

            In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to currently impact the Corporation’s consolidated financial statements.

            In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to impact the Corporation’s consolidated financial statements.

            In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure the funded status of a plan as of the date of its year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The impact of the adoption of SFAS No.

158 on the Corporation’s consolidated financial statements as of and for the year ended December 31, 2006 will be based on an actuarial valuation of the Bank’s defined benefit pension plan for the plan year ended September 30, 2006.

            On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. Management is currently evaluating the impact of SAB 108 on the Corporation’s consolidated financial statements.

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

            The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at September 30, 2006 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2007 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at September 30, 2006 and net interest income on a tax-equivalent basis for the year ending September 30, 2007 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

            Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, deposit rates are currently relatively low as indicated by the Bank’s overall cost of funds of 2.21% for the first nine months of 2006. Therefore, while rates on many of the Bank’s interest earning assets could drop by 100 or 200 basis points, rates on some of its deposit products could not. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case are less than the projected decreases in rates up 100 and 200 basis points.

	Net Portfolio Value at September 30, 2006		Net Interest Income Year Ended September 30, 2007
Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(dollars in thousands)
+ 200 basis point rate shock	$ 77,478	(14.6)%	$ 33,897	(15.3)%
+ 100 basis point rate shock	83,825	(7.6)	36,966	(7.7)
Base case (no rate change)	90,686	—	40,038	—
- 100 basis point rate shock	98,106	8.2	42,713	6.7
- 200 basis point rate shock	106,137	17.0	43,525	8.7

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

Item 2.  Issuer Purchase of Equity Securities

            Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the third quarter of 2006 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2006 to July 31, 2006	13,415	$43.38	13,415	118,829
August 1, 2006 to August 31, 2006	2,285	$42.94	2,285	116,544
September 1, 2006 to September 30, 2006	4,952	$43.36	4,952	111,592

(1)

All shares purchased by the Corporation under its stock repurchase program in the third quarter of 2006 were purchased under a 150,000 share plan approved by the Corporation’s board of directors on January 17, 2006 and publicly announced on January 20, 2006. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5.   Other Information

            On November 6, 2006, the Corporation issued a press release regarding the Corporation’s financial condition as of September 30, 2006 and its results of operations for the nine and three month periods then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6.   Exhibits

           a) The following exhibits are included herein.

Exhibit No.	Name
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Press Release dated November 6, 2006 regarding the nine and three month periods ended September 30, 2006

25

SIGNATURES Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

Date: November 3, 2006	THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

26

EXHIBIT INDEX

EXHIBIT 31.1 31.2 32 99.1
DESCRIPTION
Certification by Chief Executive Officer and
  Chief Financial Officer In Accordance With Section
    302 Of The Sarbanes-Oxley Act of 2002

Certification by Chief Executive Officer and
  Chief Financial Officer In Accordance With Section
    302 Of The Sarbanes-Oxley Act of 2002

Certification by Chief Executive Officer and
  Chief Financial Officer In Accordance With Section
    906 Of The Sarbanes-Oxley Act of 2002

Press Release dated November 6, 2006 regarding the
	nine and three month periods ended September 30, 2006	EXHIBIT BEGINS ON PAGE NO. 28 29 30 31

27