Form 10-K
period 2006-12-31
FIRST OF LONG ISLAND CORP
filed 2007-03-16
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file Number 0-12220

THE FIRST OF LONG ISLAND CORPORATION

(Exact Name Of Registrant As Specified In Its Charter)

New York	11-2672906

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 671-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 par value per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2006, the last business day of the Corporation’s most recently completed second fiscal quarter, was $133,966,604. This value was computed by reference to the price at which the stock was last sold on June 30, 2006 and excludes $25,142,019 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding, February 28, 2007

Common Stock, $.10 par value	3,800,035

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Corporation’s Annual Report to shareholders for the fiscal year ended December 31, 2006 are incorporated by reference into Parts II and IV.

          Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2007 are incorporated by reference into Part III.

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

          All of the financial operations of the Corporation are considered to be aggregated in one reportable operating segment. All revenues are attributed and all long-lived assets are located in the United States.

          The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies, and other organizations primarily in Nassau and Suffolk Counties, Long Island. However, the Bank has three commercial banking branches in Manhattan and may open additional Manhattan branches in the future.

          The principal business of the Bank has historically consisted of attracting business and consumer checking, money market and savings deposits and investing those funds in commercial and residential mortgage loans, commercial loans, home equity loans, and investment securities. The Corporation’s loan portfolio is currently primarily comprised of loans to borrowers in Nassau and Suffolk Counties and its real estate loans are principally secured by properties located in those Counties.

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

          In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services

•	ATM Banking

•	Bank by Mail

•	Bill Payment Using PC or Telephone Banking

•	Cash Management Services

•	Collection Services

•	Counter Checks

•	Drive-Through Banking

•	Gift Checks and Personal Money Orders

•	Internet PC Banking

•	Merchant Credit Card Depository Services

•	Lock Box Services

•	Night Depository Services

•	Payroll Services

•	Remote Deposit

•	Safe Deposit Boxes

•	Securities Transactions

•	Signature Guarantee Services

•	Telephone Banking

•	Travelers Checks

•	Trust and Investment Management Services

•	U.S. Savings Bonds

•	Wire Transfers and Foreign Cables

•	Withholding Tax Depository Services

          The Bank has a main office located in Glen Head, New York, nine other full service offices (Greenvale, Huntington, Locust Valley, Merrick, Northport, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury), fourteen commercial banking offices (Bohemia, Deer Park, two in Farmingdale, Garden City, Great Neck, Hauppauge, Hicksville, three in Manhattan, Mineola, New Hyde Park, Valley Stream), and two Select Service Banking Centers (Lake Success, Smithtown) which serve the needs of both businesses and affluent consumers. The Bank’s newest office is the Select Service Banking Center in Smithtown, New York, which was opened in the fourth quarter of 2006. The Bank continues to evaluate potential new branch sites both on Long Island and in Manhattan.

          The Bank’s revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

          The Bank did not commence, abandon, or significantly change any of its lines of business during 2006.

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

Lending Activities

          General. The Bank primarily conducts its lending activities out of its main office in Glen Head, New York and its Suffolk County regional lending office in Hauppauge, NY. The Bank’s loan portfolio is currently primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including construction loans, commercial and residential mortgage loans, home equity loans and lines, commercial loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts, or general business assets. Consumer loans include, among other things, auto loans, unsecured home improvement loans, secured and unsecured personal loans, overdraft checking lines, and VISA® credit cards.

          The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates. Commercial mortgage loans are made with terms usually not in excess of twenty-five years, while the maximum term on residential mortgage loans is thirty years. Fixed rate residential mortgage loans with terms greater than fifteen years are generally not maintained in the Bank’s portfolio. Commercial loans, consumer loans and home equity lines generally mature within ten years. The Bank’s usual practice is to lend no more than 65% to 75% of appraised value on residential mortgage loans, 65% on home equity lines, 70% to 75% on fixed rate home equity loans, and 70% to 75% on commercial mortgage loans. The lending limitations with regard to appraised value for loans on co-ops and condominiums are more stringent.

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

          Loans in excess of $300,000 up to and including $5,000,000 require the approval of the Management Loan Committee. Loans in excess of $5,000,000 up to and including $7,000,000 also require the approval of two non-management members of the Board Loan Committee. Loans in excess of $7,000,000, upon the recommendation of the Management Loan Committee, require the approval of a majority of the Board of Directors.

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

	December 31,

	2006	2005	2004	2003	2002

	(in thousands)

Commercial and industrial	$55,444	$47,310	$51,672	$47,886	$37,329
Secured by real estate:
Commercial mortgages	138,225	107,578	88,783	87,712	84,056
Construction loans	9,752	7,144	4,685	4,720	8,638
Residential mortgages	173,757	160,090	150,711	139,890	92,582
Home equity loans	66,934	53,279	41,025	36,186	32,454
Other	4,835	5,145	6,040	6,459	7,042

	448,947	380,546	342,916	322,853	262,101
Net deferred loan origination costs (fees)	518	(54)	(479)	(882)	(993)

	449,465	380,492	342,437	321,971	261,108
Allowance for loan losses	(3,891)	(3,282)	(2,808)	(2,452)	(2,085)

	$445,574	$377,210	$339,629	$319,519	$259,023

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

	Within One Year	After One But Within Five Years	After Five Years	Total

	(in thousands)

Commercial and industrial loans:
Fixed rate	$7,349	$1,845	$—	$9,194
Variable rate	17,545	14,340	14,365	46,250

	$24,894	$16,185	$14,365	$55,444

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

          Consumer Loans and Lines. The Bank makes auto loans, home improvement loans, and other consumer loans, establishes revolving overdraft lines of credit, and issues VISA® credit cards. Consumer loans and lines may be secured or unsecured. Consumer loans are generally made on an installment basis over terms not in excess of five years. In reviewing loans and lines for approval, the Bank considers, among other things, ability to repay, stability of employment and residence, and past credit history.

          Past Due, Nonaccrual, and Restructured Loans. Selected information about the Bank’s past due, nonaccrual, and restructured loans can be found in the section of the Corporation’s 2006 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

          The accrual of interest on loans is discontinued when principal or interest payments become past due 90 days or more unless the loan is well secured and in the process of collection. As of December 31, 2006, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in “Note C - Loans” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

          Economic conditions in the Bank’s market area were favorable during the 2006 year. Future levels of impaired and other potential problem loans will be affected by the strength of the local economy.

          Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged against income and reductions in the allowance are credited to income. Amounts deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

          The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses in the Bank’s loan portfolio. The process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from those estimates.

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

          Changes in the Bank’s allowance for loan losses for each of the five years in the period ended December 31, 2006 and the allocation of the Bank’s allowance for loan losses by loan type at the end of each of these years can be found in the section of the Corporation’s 2006 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

          The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions affect the financial strength of the Bank’s borrowers and the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 87% of the Bank’s total loans outstanding at December 31, 2006. The majority of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown significantly. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

          The Bank’s investment policy generally limits individual maturities to twenty years and average lives, in the case of collateralized mortgage obligations (CMOs) and other mortgage-backed securities, to 10 years. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1. In addition, management periodically reviews issuer credit ratings for all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate. The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

          At December 31, 2006, the Bank had net unrealized losses of $1,485,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $1,411,000 and gross unrealized losses of $2,896,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. Gains that could be recognized currently upon the sale of securities with unrealized gains would be approximately offset by the reduction in future interest income that would result from purchasing replacement securities that are similar with respect to issuer and duration but currently have lower yields. The Bank intends and expects to be able to hold its held-to-maturity securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

          Portfolio Composition. The composition of the Bank’s investment portfolio can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

          Maturity Information. The maturities and weighted average yields of the Bank’s investment securities at December 31, 2006 can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

          During 2006, the Bank received cash dividends totaling $81,533 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 6.88%.

Sources of Funds

          General. The Bank’s primary sources of liquidity are deposit growth, maturity and amortization of investment securities, loan payments, operations, borrowings from brokerage firms and commercial banks under repurchase agreements, and borrowings from the Federal Home Loan Bank of New York under repurchase agreements and a variety of other arrangements. The Bank can also borrow overnight federal funds from other commercial banks and borrow at the Federal Reserve Bank discount window. A further discussion of borrowing sources can be found in the section of the Corporation’s 2006 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

          The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including “Free”, “First Class”, “Regular”, and “Senior Citizen” checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including IOLA; escrow service accounts; rent security accounts; money market products, including traditional personal and nonpersonal money market savings accounts and “Super Business Money Market” – a higher yielding business money market savings account; savings products, including traditional personal and nonpersonal statement and passbook savings accounts and “Super Select Savings” – a higher yielding personal statement savings account; savings certificates (3 month, 6 month and 1 to 6 year terms); jumbo certificates; holiday club accounts; and individual retirement accounts, including savings certificates with terms of 1 to 6 years and “Super Select IRA Savings” – a higher yielding IRA money market savings account.

          Total certificates of deposit, the majority of which mature within one year, were $184,779,000, or 22.4% of total deposits, at December 31, 2006. Certificates of deposit in amounts of $100,000 or more were $139,085,000 at December 31, 2006, or 16.9% of total deposits.

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

          Classification of Average Deposits. The Bank’s average deposit balances by major classification are set forth below.

	Year ended December 31,

	2006		2005		2004

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

			(dollars in thousands)

Checking	$321,438	—%	$313,548	—%	$304,107	—%
Savings and money market	362,339	1.28	426,546.82		450,631.61
Time deposits	158,622	4.15	78,748	2.49	44,720	1.12

	$842,399	1.33%	$818,842.67%		$799,458.41%

          Remaining Maturities of Time Deposits. The remaining maturities of the Bank’s time deposits in amounts of $100,000 or more and less than $100,000 at December 31, 2006 can be found in “Note E - Deposits” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

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

Employees

          As of December 31, 2006, the Bank had 214 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

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

          The credit risk within the Corporation’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, real estate values and environmental contamination. The Corporation’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Corporation’s loans are made to businesses and consumers on Long Island and a large percentage of these loans are mortgage loans secured by Long Island properties. In recent years, economic conditions on Long Island have been good and residential real estate values have grown significantly. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Corporation’s borrowers may be unable to make the required contractual payments on their loans, and the Corporation may be unable to realize the full carrying value of mortgage loans through foreclosure. Environmental impairment of properties securing mortgage loans is also a risk. However, at the present time, the Corporation is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

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

          If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Corporation purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because a significant portion of the Corporation’s average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

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

          The Corporation’s primary internal sources of liquidity are its overnight position in federal funds sold, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At December 31, 2006, the Corporation had no overnight federal funds sold position and an available-for-sale securities portfolio of approximately $237 million.

          The Corporation is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Corporation’s primary external sources of liquidity are secured borrowings from the FHLB under a variety of borrowing arrangements and brokerage firms under repurchase agreements. However, neither the Corporation’s FHLB membership nor repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Corporation. The amount that the Corporation can potentially borrow from the FHLB and brokerage firms is dependent on, among other things, the amount of unencumbered eligible securities that the Corporation can use as collateral. At December 31, 2006, the Corporation has unencumbered eligible securities collateral of approximately $189 million.

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

          Market Risk for the Corporation’s Common Stock. Trading volume in the Corporation’s common stock is limited. The publicly reported trading volume in 2006 and 2005 was 343,271 and 1,865,606 shares, respectively. Open market purchases by the Corporation under its share repurchase program accounted for 7.8% of the trading volume in 2006 and 6.4% in 2005. A reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both.

          In addition, the Corporation’s common stock is included in the Russell Microcap Index. The Russell Microcap Index includes the smallest 1,000 companies in terms of market capitalization in the small-cap Russell 2000 Index plus the next 1,000 smaller companies. The average market capitalization of companies in the Russell Microcap Index is $255.5 million, the median market capitalization is $218.2 million, the capitalization of the largest company in the index is $612.1 million, and the capitalization of the smallest company in the index is $67.3 million. The Corporation’s market capitalization as of December 31, 2006 was approximately $167 million.

          The Corporation believes that inclusion in the Russell Microcap Index positively impacts the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the Russell Microcap Index at any future annual reconstitution date, the Corporation believes that this could adversely affect the price, volume and liquidity of its common stock.

          Legislative Risk. Commercial checking deposits currently account for approximately 28% of the Corporation’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits. Either could have a material adverse impact on the Corporation’s future results of operations.

          The Corporation owns all of the issued and outstanding common stock of FNY Service Corp. (“FNY”), an investment company, and FNY owns all of the issued and outstanding common stock of The First of Long Island REIT, Inc (“REIT”), a real estate investment trust. Under current New York State tax law, FNY is entitled to a 100% dividends received deduction for any dividends that it receives from its REIT subsidiary. This favorable tax treatment saves the Corporation approximately $450,000 on an annualized basis. The tax savings are impacted by, among other things, the current size and asset composition of FNY’s REIT subsidiary and current interest rates. The 2007-2008 New York State Executive Budget proposes that the tax treatment of REITs be amended to conform to the federal tax treatment under which there is no dividends received deduction. In the event this provision was enacted, the Corporation would lose this tax savings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2.	PROPERTIES

          The Corporation neither owns nor leases any real estate. Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank.

          As of December 31, 2006, the Bank owns a total of ten buildings in fee and leases eighteen other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

          None were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

          The Corporation’s common stock trades on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “FLIC”. The table appearing on page 2 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 showing the high and low sales prices, by quarter, for the years ended December 31, 2006 and 2005 is incorporated herein by reference.

          On February 28, 2007, there were 3,800,035 shares of the Corporation’s common stock outstanding with 627 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

          During 2006 and 2005, the Corporation declared semi-annual cash dividends aggregating $1.00 and $.87 per share, respectively.

          The performance graph appearing on page 25 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 is incorporated herein by reference.

          Since 1988, the Corporation has had a stock repurchase program under which it has purchased from time to time shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the fourth quarter of 2006 appearing on page 24 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

          “Selected Financial Data” appearing on page 2 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 13 through 29 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and appearing on pages 26 through 28 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements, report of independent auditors, and unaudited quarterly financial data appearing on pages 30 through 57 of Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated herein by reference.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

          “Management’s Report on Internal Control Over Financial Reporting” appearing on page 29 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 is incorporated herein by reference.

(c)	Attestation Report of the Registered Public Accounting Firm

          “Report of Independent Registered Public Accounting Firm” appearing on pages 30 and 31 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 is incorporated herein by reference.

(d)	Changes in Internal Control Over Financial Reporting

          There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          “ELECTION OF DIRECTORS” appearing on pages 3 through 6, “MANAGEMENT” appearing on pages 13 and 14, “Governance and Nominating Committee” appearing on pages 7 and 8, and “Audit Committee” appearing on page 9 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007 are incorporated herein by reference.

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

          “COMPENSATION OF DIRECTORS”, “COMPENSATION COMMITTEE REPORT”, “COMPENSATION DISCUSSION AND ANALYSIS”, “COMPENSATION OF EXECUTIVE OFFICERS”, “SUMMARY COMPENSATION TABLE”, “COMPENSATION PURSUANT TO PLANS”, and “EMPLOYMENT CONTRACTS” appearing on pages 11 through 13 and 14 through 35 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          “VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS” appearing on Pages 1 through 3 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007 and the “Equity Compensation Plan Information” table appearing on page 29 of such Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          “TRANSACTIONS WITH MANAGEMENT AND OTHERS” appearing on page 35 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007 is incorporated herein by reference.

          The Board of Directors of the Corporation presently consists of a non-executive chairman and nine other members. Each member, with the exception of Michael N. Vittorio who also serves as President and Chief Executive Officer of the Corporation and the Bank, is independent as independence for directors is defined in Nasdaq Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          “INDEPENDENT AUDITORS” appearing on pages 35 through 37 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

          The following consolidated financial statements of the Corporation and its subsidiary and report of independent registered public accounting firm thereon as required by Item 8 of this report are incorporated herein by reference.

•	Consolidated Balance Sheets - December 31, 2006 and 2005

•	Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004

•	Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

          None applicable.

(a) 3. Listing of Exhibits

          The following exhibits are submitted herewith.

Exhibit No.	Name

3 (i)	Certificate of Incorporation, as amended	(1)
3 (ii)	By-laws, as amended	(2)
10.1*	Incentive Compensation Plan	(3)
10.2*	1996 Stock Option and Appreciation Rights Plan	(4)
10.3*	Amendment to 1996 Stock Option and Appreciation Rights Plan dated February 20, 2001	(5)
10.4*	The First of Long Island Corporation 2006 Stock Compensation Plan	(6)
10.5**	Employment Agreement between Registrant and Michael N. Vittorio dated January 3, 2005	(7)
10.6**	Employment Agreement between Registrant and Donald L. Manfredonia dated January 1, 2002, as amended July 9, 2002 and January 1, 2005	(8)
10.7**	Employment Agreement between Registrant and Joseph G. Perri, dated January 1, 2002, as amended July 9, 2002 and January 1, 2005	(9)
10.8**	Employment Agreement between Registrant and Richard Kick, dated January 1, 2005	(10)
10.9**	Employment Agreement between Registrant and Mark D. Curtis, dated January 1, 2005	(11)
10.10**	Employment Agreement between Registrant and Brian J. Keeney, dated January 1, 2005	(12)
10.11**	Employment Agreement between Registrant and John Grasso, dated January 1, 2007
13	Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006
21	Subsidiary of Registrant
23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

*	Compensatory plan

**	Management contract

(1)	Previously filed as part of Report on Form 10-K for 1998, filed March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

(2)	Previously filed as part of Report on Form 8-K, filed November 18, 2005, as exhibit 3(ii), which exhibit is incorporated herein by reference.

(3)	Previously filed as part of Report on Form 8-K, filed January 24, 2007, as Item 5.02, which item is incorporated herein by reference.

(4)	Previously filed as part of Report on Form 10-K for 1995, filed March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

(5)	Previously filed as part of Report on Form 10-K for 2000, filed March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.

(6)	Plan filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held April 18, 2006, filed March 15, 2006, which appendix is incorporated herein by reference.

(7)

Employment agreement previously filed as part of Report on Form 8-K, filed January 20, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference. Mr. Vittorio’s’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007.

(8)

Employment agreement previously filed as part of Report on Form 10-K for 2001, filed March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.5, which exhibit is incorporated herein by reference. Mr. Manfredonia’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007.

(9)

Employment agreement previously filed as part of Report on Form 10-K for 2001, filed March 29, 2002, as exhibit 10.8, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Perri’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Perri’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.6, which exhibit is incorporated herein by reference. Mr. Perri’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007.

(10)

Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.3, which exhibit is incorporated herein by reference. Mr. Kick’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007.

(11)

Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005,, as Exhibit 10.1, which exhibit is incorporated herein by reference. Mr. Curtis’ current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007.

(12)

Employment agreement previously filed as part of Report on Form 8-K/A, filed March 9, 2005, as Exhibit 10.2.1, which exhibit is incorporated herein by reference. Mr. Keeney’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2007.

(b) Exhibits

          Exhibits as listed under 15(a)3. above are submitted as a separate section of this report.

(c) Financial Statement Schedules – None

Signatures

          Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: February 22, 2007	By	/s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

	By	/s/ MARK D. CURTIS

MARK D. CURTIS, Senior Vice President and Treasurer
(principal financial officer and principal accounting officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	February 22, 2007

Walter C. Teagle III

/s/ ALLEN E. BUSCHING	Director	February 22, 2007

Allen E. Busching

/s/ PAUL T. CANARICK	Director	February 22, 2007

Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	February 22, 2007

Alexander L. Cover

/s/ BEVERLY ANN GEHLMEYER	Director	February 22, 2007

Beverly Ann Gehlmeyer

Director
____________________
William H. J. Hoefling

/s/ HOWARD THOMAS HOGAN JR.	Director	February 22, 2007

Howard Thomas Hogan Jr.

/s/ J. DOUGLAS MAXWELL JR.	Director	February 22, 2007

J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	February 22, 2007

Stephen V. Murphy

/s/ MICHAEL N. VITTORIO	Director	February 22, 2007

Michael N. Vittorio