Form 10-Q
period 2007-03-31
FIRST OF LONG ISLAND CORP
filed 2007-05-10
CIK 740663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________________to_______________________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007

Common stock, $.10 par value	7,605,761

THE FIRST OF LONG ISLAND CORPORATION MARCH 31, 2007 INDEX

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007	December 31, 2006

Assets:
Cash and due from banks	$27,817,000	$23,790,000
Federal funds sold	26,000,000	—

Cash and cash equivalents	53,817,000	23,790,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $208,866,000 and $216,845,000)	209,634,000	218,330,000
Available-for-sale, at fair value (amortized cost of $205,448,000 and $236,118,000)	206,196,000	236,521,000

	415,830,000	454,851,000

Loans:
Commercial and industrial	56,950,000	55,444,000
Secured by real estate:
Commercial mortgages	143,327,000	138,225,000
Construction loans	9,928,000	9,752,000
Residential mortgages	173,753,000	173,757,000
Home equity loans	67,859,000	66,934,000
Other	5,253,000	4,835,000

	457,070,000	448,947,000
Net deferred loan origination costs	629,000	518,000

	457,699,000	449,465,000
Allowance for loan losses	(4,010,000)	(3,891,000)

	453,689,000	445,574,000

Bank premises and equipment, net	8,849,000	8,695,000
Prepaid income taxes	—	240,000
Deferred income tax benefits	599,000	664,000
Bank-owned life insurance	10,820,000	10,709,000
Other assets	29,885,000	9,643,000

	$973,489,000	$954,166,000

Liabilities:
Deposits:
Checking	$338,468,000	$321,524,000
Savings and money market	316,274,000	318,494,000
Time, $100,000 and over	158,881,000	139,085,000
Time, other	44,764,000	45,694,000

	858,387,000	824,797,000
Securities sold under repurchase agreements	13,515,000	28,143,000
Accrued expenses and other liabilities	3,455,000	5,665,000
Current income taxes payable	329,000	—

	875,686,000	858,605,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 7,605,644 and 3,793,575 shares	760,000	379,000
Surplus	996,000	525,000
Retained earnings	96,305,000	95,122,000

	98,061,000	96,026,000
Accumulated other comprehensive loss net of tax	(258,000)	(465,000)

	97,803,000	95,561,000

	$973,489,000	$954,166,000

See notes to unaudited consolidated financial statements
1

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,

	2007	2006

Interest and dividend income:
Loans	$7,393,000	$6,169,000
Investment securities:
Taxable	3,376,000	3,581,000
Nontaxable	1,603,000	1,515,000
Federal funds sold	275,000	182,000

	12,647,000	11,447,000

Interest expense:
Savings and money market deposits	1,162,000	991,000
Time deposits	2,255,000	988,000
Securities sold under repurchase agreements	432,000	672,000

	3,849,000	2,651,000

Net interest income	8,798,000	8,796,000
Provision for loan losses	122,000	236,000

Net interest income after provision for loan losses	8,676,000	8,560,000

Noninterest income:
Investment Management Division income	449,000	451,000
Service charges on deposit accounts	687,000	810,000
Net gains on sales of available-for-sale securities	17,000	—
Other	306,000	324,000

	1,459,000	1,585,000

Noninterest expense:
Salaries	3,484,000	2,935,000
Employee benefits	990,000	1,204,000
Occupancy and equipment expense	1,108,000	1,013,000
Other operating expenses	1,339,000	1,360,000

	6,921,000	6,512,000

Income before income taxes	3,214,000	3,633,000
Income tax expense	586,000	826,000

Net income	$2,628,000	$2,807,000

Weighted average:
Common shares	7,596,056	7,685,656
Dilutive stock options and restricted stock units	94,046	92,462

	7,690,102	7,778,118

Earnings per share:
Basic	$.35	$.37

Diluted	$.34	$.36

See notes to unaudited consolidated financial statements
2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2007

	Common Stock		Surplus	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Loss	Total

	Shares	Amount

Balance, January 1, 2007	3,793,575	$379,000	$525,000		$95,122,000	$(465,000)	$95,561,000
Net Income				$2,628,000	2,628,000		2,628,000
Exercise of stock options, including tax benefit	9,247	1,000	299,000				300,000
Stock-based compensation			172,000				172,000
2-for-1 stock split	3,802,822	380,000			(380,000)
Cash dividends declared - $.14 per share					(1,065,000)		(1,065,000)
Unrealized gains on available- for-sale-securities, net of reclassification adjustment and income taxes				207,000		207,000	207,000

Comprehensive income				$2,835,000

Balance, March 31, 2007	7,605,644	$760,000	$996,000		$96,305,000	$(258,000)	$97,803,000

	Three Months Ended March 31, 2006

	Common Stock		Surplus	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Loss	Total

	Shares	Amount

Balance, January 1, 2006	3,846,716	$385,000	$817,000		$89,701,000	$(205,000)	$90,698,000
Net Income				$2,807,000	2,807,000		2,807,000
Repurchase and retirement of common stock	(9,088)	(1,000)	(390,000)				(391,000)
Exercise of stock options	650		14,000				14,000
Stock-based compensation			11,000				11,000
Unrealized losses on available- for-sale-securities, net of reclassification adjustment and income taxes				(1,016,000)		(1,016,000)	(1,016,000)

Comprehensive income				$1,791,000

Balance, March 31, 2006	3,838,278	$384,000	$452,000		$92,508,000	$(1,221,000)	$92,123,000

See notes to unaudited consolidated financial statements
3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2007	2006

Cash Flows From Operating Activities:
Net income	$2,628,000	$2,807,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	122,000	236,000
Deferred income tax credit	(74,000)	(85,000)
Depreciation and amortization	394,000	350,000
Premium amortization on investment securities, net	112,000	128,000
Net gains on sales of available-for-sale securities	(17,000)	—
Stock-based compensation expense	172,000	11,000
Accretion of cash surrender value on bank owned life insurance	(111,000)	(101,000)
Decrease in prepaid income taxes	240,000	—
Decrease (increase) in other assets	(242,000)	253,000
Decrease in accrued expenses and other liabilities	(1,187,000)	(1,438,000)
Increase in income taxes payable	329,000	687,000

Net cash provided by operating activities	2,366,000	2,848,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	5,374,000	—
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	12,768,000	11,110,000
Available-for-sale	12,962,000	44,204,000
Purchase of investment securities:
Held-to-maturity	(4,102,000)	(2,340,000)
Available-for-sale	(7,731,000)	(15,143,000)
Net increase in loans to customers	(8,236,000)	(23,575,000)
Purchases of bank premises and equipment	(548,000)	(716,000)
Purchase of bank-owned life insurance	—	(2,500,000)

Net cash provided by investing activities	10,487,000	11,040,000

Cash Flows From Financing Activities:
Net increase in total deposits	33,590,000	40,639,000
Net decrease in securities sold under repurchase agreements	(14,628,000)	(14,920,000)
Exercise of stock options	300,000	14,000
Repurchase and retirement of common stock	—	(391,000)
Cash dividends paid	(2,088,000)	(1,731,000)

Net cash provided by financing activities	17,174,000	23,611,000

Net increase in cash and cash equivalents	30,027,000	37,499,000
Cash and cash equivalents, beginning of year	23,790,000	24,603,000

Cash and cash equivalents, end of period	$53,817,000	$62,102,000

Supplemental Noncash Disclosures:
Proceeds receivable from maturity of available-for-sale security	$20,000,000	$—
Cash dividends payable	1,064,000	—

The Corporation made interest payments of $3,786,000 and $2,614,000 and income tax payments of $51,000 and $225,000 during the first quarters of 2007 and 2006, respectively.

See notes to unaudited consolidated financial statements
4

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
MARCH 31, 2007
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

        The consolidated financial statements include the accounts of The First of Long Island Corporation (the “Corporation”) and its wholly-owned subsidiary, The First National Bank of Long Island (the “Bank”), and the Bank’s wholly-owned (either directly or indirectly) subsidiaries, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its direct and indirect subsidiaries are collectively referred to as the “Bank.” The Corporation’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

        The consolidated financial information included herein as of and for the periods ended March 31, 2007 and 2006 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2006 consolidated balance sheet was derived from the Corporation’s December 31, 2006 audited consolidated financial statements.

2.  Other Assets

        Other assets as of  March 31, 2007 includes a $20,000,000 receivable from the maturity of an available-for-sale security. The proceeds were received on April 2, 2007.

3.  Stock Split

        On March 22, 2007, the Corporation announced the declaration of a 2-for-1 stock split which was paid on April 16, 2007. Where applicable, all share and per share amounts included in the consolidated financial statements and notes thereto have been adjusted to reflect the effect of the split.

4.  Stock-based Compensation

          The Corporation has two share-based compensation plans which are described below. The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 418,128 shares remain available for grant as of March 31, 2007. The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares. Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code. Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded. Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

        The Corporation’s 1996 Plan permitted the granting of stock options, with or without stock appreciation rights attached, and stand alone stock appreciation rights to employees and non-employee directors for up to 1,080,000 shares of common stock. The number of stock options and stock appreciation rights that could have been granted under the 1996 Plan to any one person in any one fiscal year was limited to 50,000. Each option granted under the 1996 Plan was granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant. Options granted under the 1996 Plan on or before December 31, 2000 became exercisable in whole or in part commencing six months from the date of grant and ending ten years after the date of grant. Options granted under the 1996 Plan in January 2005 became exercisable in whole or in part commencing ninety days from the date of grant and ending ten years after the date of grant. By the terms of their grant, all other options under the 1996 Plan were granted with a three year vesting period and a ten year expiration date. However, vesting was subject to acceleration in the event of a change in control, retirement, death, disability, and certain other limited circumstances.

          Fair Value of Stock Option Awards. The fair value of options awarded in 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the following table. Expected volatility was based on historical volatility for the expected term of the options. The Corporation used historical data to estimate the expected term of options granted. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006

Expected volatility	25.24%	25.11%
Expected dividends	2.06%	2.09%
Expected term (in years)	6.7	6.7
Risk-free interest rate	4.53%	5.07%

          The weighted average grant date fair value of options granted in 2007 and 2006 was $6.05 and $5.98, respectively.

        Fair Value of Restricted Stock Units.  The fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units during the vesting period.

        Compensation Expense. Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated probability of vesting. However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period. The Corporation recorded compensation expense for share-based payments of $172,000 and recognized income tax benefits of $68,000 in the first quarter of 2007. Compensation expense recorded in the first quarter of 2006 was $11,000 with no related income tax benefit.

          Option Activity.  On January 18, 2007 the Corporation’s board of directors granted 50,248 nonqualified stock options under the 2006 Plan. The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

          A summary of options outstanding under the Corporation’s stock compensation plans as of March 31, 2007 and changes during the three month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2007	529,968	$18.25
Granted	50,248	21.81
Exercised	(18,494)	14.10
Forfeited or expired	—	—

Outstanding at March 31, 2007	561,722	$18.71	6.70	$2,138

Exercisable at March 31, 2007	417,266	$17.85	5.75	$1,989

         The total intrinsic value of options exercised during the first three months of 2007 and 2006 was $147,000 and $14,000, respectively. The total fair value of options vested during the first three months of 2007 and 2006 was $140,000 and $87,000, respectively.

        Restricted Stock Activity.  On January 18, 2007, the Corporation’s Board of Directors granted RSUs under the 2006 Plan. The Corporation’s financial performance for 2009 will determine the number of shares of common stock, if any, into which the RSUs can be converted. In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted. A summary of the status of the Corporation’s nonvested shares as of March 31, 2007 and changes during the three month period then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2007	—	$—
Granted	28,306	22.44
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	28,306	$22.44

          Unrecognized Compensation Cost.  As of March 31, 2007, there was $985,000 of total unrecognized compensation cost related to nonvested equity awards. The cost is expected to be recognized over a weighted-average period of 1.55 years.

          Cash Received and Tax Benefits Realized.  Cash received from option exercises for the three months ended March 31, 2007 and 2006 was $261,000 and $14,000, respectively. The actual tax benefit realized for the tax deductions from option exercises for the first three months of 2007 was $39,000. No tax benefit was recognized in the first three months of 2006.

          Other.  No cash was used to settle stock options during the first quarter of 2007 or 2006. The Corporation uses newly issued shares for stock option exercises and currently plans to use newly issued shares upon the conversion of restricted stock units.

5.  Earnings Per Share

          Options to purchase 303,080 and 175,272 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, and for the quarterly periods then ended, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

6.  Defined Benefit Pension Plan

          The following table sets forth the components of net periodic pension cost for accounting purposes.

	Three Months Ended March 31,

	2007	2006

	(in thousands)
Service cost, net of plan participant contributions	$218	$196
Interest cost	207	186
Expected return on plan assets	(290)	(250)
Net amortization and deferral	5	12

Net pension cost	$140	$144

        The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank has no minimum required contribution to the Plan for the plan year ending September 30, 2007, and its maximum tax deductible contribution is approximately $4,484,000. The Bank expects to make a contribution within that range by September 30, 2007, but the amount of such contribution has not yet been determined. In September 2006, the Bank contributed $1,087,431 to the Pension Plan representing the maximum tax deductible contribution for the Plan year ended September 30, 2006.

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          The following is management’s discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and the Bank’s wholly-owned (either directly or indirectly) subsidiaries, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” The Bank’s primary service area is Nassau and Suffolk Counties, Long Island, although the Bank has three commercial banking branches in Manhattan and may open additional Manhattan branches in the future.

Overview

        In the first quarter of this year the Corporation earned $.34 per share versus $.36 for the same quarter last year, and net income was $2,628,000 as compared to $2,807,000 a year ago. In addition, the Corporation declared a 2-for-1 stock split and changed from a semi-annual to a quarterly cash dividend.

        Continued loan growth positively impacted the current quarter’s earnings. Total loans grew by $53.6 million, or 13.3%, from $404.1 million at March 31, 2006 to $457.7 million at March 31, 2007. The loan growth occurred as management used funds from deposit growth and securities runoff to increase the size of the Bank’s loan portfolio. Loans now represent 47.0% of total assets and 53.3% of total deposits versus 41.7% of total assets and 48.8% of total deposits at March 31, 2006. Earnings for the current quarter were also helped by the full impact of increases in the overnight funds rate and the Bank’s prime lending rate which occurred during the first half of 2006.

        The loan growth together with the increases in the prime and overnight funds rates are largely responsible for a 42 basis point increase in the overall yield on interest-earning assets and a resulting increase in net interest income on those interest-earning assets funded by checking deposits and capital. By contrast, net interest spread declined by 43 basis points resulting in a decrease in net interest income on those interest-earning assets funded by interest-bearing liabilities. Net interest spread declined because the yield curve inverted as short-term interest rates increased while intermediate and longer-term interest rates decreased. The increase in short-term interest rates drove up the Bank’s cost of deposits, while the decreases in intermediate and longer-term interest rates impacted the amount of additional earnings that could be realized by the Bank on the repricing of loans and reinvestment of cash flows from loans and securities. Net interest spread was also impacted by competition for loans and deposits in the Bank’s market area which put upward pressure on deposit pricing, downward pressure on loan pricing and made core deposit growth challenging. With upward pressure on deposit pricing, funds migrated from lower to higher yielding savings and money market products within the Bank and to the Bank’s competitively priced time deposits.

        First quarter 2007 earnings were also affected by an increase in salaries expense of $549,000, or 18.7%. In addition to normal annual salary adjustments, the increase principally resulted from increases in lending and business development staff and, to a lesser extent, an increase in stock-based compensation expense. The continued

investment in lending and business development staff is an integral part of the Bank’s strategic plan to grow its loan portfolio.

         When the yield curve becomes positively sloped or if price competition in the Bank’s market area becomes less intense, the Bank’s earnings should improve. Furthermore, although additional investments in lending and business development staff and new branches will constrain earnings in the near term, both are expected to strengthen the Bank’s franchise and improve the Bank’s future earnings prospects.

        Management currently plans to continue opening branches in key markets on Long Island and in Manhattan and recently received regulatory approval to open an additional Suffolk County branch in the town of Babylon.

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

	Three Months Ended March 31,

	2007			2006

	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate

	(dollars in thousands)
Assets
Federal funds sold	$21,214	$275	5.26%	$16,487	$182	4.48%
Investment Securities:
Taxable	302,519	3,376	4.53	356,800	3,581	4.07
Nontaxable (1)	147,259	2,429	6.60	138,556	2,295	6.63
Loans (1) (2)	452,977	7,394	6.62	390,177	6,170	6.41

Total interest-earning assets	923,969	13,474	5.90	902,020	12,228	5.48

Allowance for loan losses	(3,979)			(3,363)

Net interest-earning assets	919,990			898,657
Cash and due from banks	29,358			29,388
Premises and equipment, net	8,789			7,744
Other assets	18,937			18,061

	$977,074			$953,850

Liabilities and Stockholders’ Equity
Savings and money market deposits	$323,198	1,162	1.46	$374,743	991	1.07
Time deposits	197,944	2,255	4.62	112,880	988	3.55
Securities sold under repurchase agreements	35,918	432	4.88	64,655	672	4.22

Total interest-bearing liabilities	557,060	3,849	2.80	552,278	2,651	1.95

Checking deposits	319,737			306,575
Other liabilities	4,139			3,767

	880,936			862,620
Stockholders’ equity	96,138			91,230

	$977,074			$953,850

Net interest income (1)		$9,625			$9,577

Net interest spread (1)			3.10%			3.53%

Net interest margin (1)			4.22%			4.31%

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
11

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,

	2007 Versus 2006 Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume (1)	Net Change

	(in thousands)
Interest Income:
Federal funds sold	$52	$32	$9	$93
Investment securities:
Taxable	(545)	401	(61)	(205)
Nontaxable (1)	144	(10)	—	134
Loans (1)	993	199	32	1,224

Total interest income	644	622	(20)	1,246

Interest Expense:
Savings and money market deposits	(136)	356	(49)	171
Time deposits	745	298	224	1,267
Securities sold under repurchase agreements	(299)	106	(47)	(240)

Total interest expense	310	760	128	1,198

Increase (decrease) in net interest income	$334	$(138)	$(148)	$48

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

        Net interest income on a tax-equivalent basis increased by $48,000 from $9,577,000 for the first quarter of 2006 to $9,625,000 for the current quarter. The most significant reason for the growth in net interest income was an increase of 42 basis points in the overall yield on interest-earning assets resulting largely from loan growth and an increase in the Bank’s prime lending rate. The loan growth occurred as management used funds from deposit growth and securities runoff to increase the size of the Bank’s loan portfolio and thereby improve its current and future earnings prospects. The Bank’s prime lending rate increased by 100 basis points during the first half of 2006 and thus enabled the Bank to earn more on its prime-based loan categories.

        The higher yield on interest-earning assets resulted in an increase in net interest income on those interest-earning assets funded by checking deposits and capital. Checking deposits and capital have no associated interest cost, and this is the primary reason that the growth of checking balances has historically been one of the Corporation’s key strategies for increasing earnings per share. When comparing the first quarter of 2007 to the same period last year, average checking deposits grew by approximately $13.2 million, or 4.3%. A significant portion of the Bank’s interest-earning assets continues to be funded by such deposits.

        As a partial offset to the increase in net interest income realized on interest-earning assets funded by checking deposits and capital, the Bank’s net interest spread declined by 43 basis points thus causing a decrease in net interest income on those interest-earning assets funded by interest-bearing liabilities. Net interest spread declined because the yield curve inverted as short-term interest rates increased and intermediate and longer-term interest rates decreased. The increase in short-term interest rates drove up the Bank’s cost of deposits and borrowed money, while the decreases in intermediate and longer-term interest rates impacted the amount of additional earnings that could be realized by the Bank on the repricing of loans and reinvestment of cash flows from loans and securities. Net interest spread was also impacted by increased competition for loans and deposits in the Bank’s market area which put upward pressure on deposit pricing, downward pressure on loan pricing and made core deposit growth challenging. With upward pressure on deposit pricing, funds migrated from the Bank’s lower yielding savings and money market products to its higher priced savings and money market products and competitively priced certificates of deposit.

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

Asset Quality

        The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006

	(dollars in thousands)
Nonaccruing loans	$129	$135
Loans past due 90 days or more as to principal or interest payments and still accruing	184	50
Foreclosed real estate	—	—

Total nonperforming assets	313	185
Troubled debt restructurings	—	—

Total risk elements	$313	$185

Nonaccruing loans as a percentage of total loans	.03%	.03%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.07%	.04%

Risk elements as a percentage of total loans and foreclosed real estate	.07%	.04%

Allowance and Provision for Loan Losses

        The allowance for loan losses grew by $119,000 during the first quarter of 2007, amounting to $4,010,000 at March 31, 2007 as compared to $3,891,000 at December 31, 2006. The allowance represented approximately .9% of total loans at each date. During the first quarter of 2007 the Bank had loan chargeoffs of $3,000 and no recoveries, and recorded a $122,000 provision for loan losses. The provision for loan losses decreased by $114,000 when comparing the first quarter of 2007 to the same period last year primarily as a result of greater loan growth in the first quarter of 2006.

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

        The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and do affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 86% of the Bank’s total loans outstanding at March 31, 2007. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and real estate values have grown significantly. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

        Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income decreased by $126,000, or 7.9%, when comparing the first quarter of 2007 to the same period last year. The decrease is principally due to a decrease in service charges on deposit accounts of $123,000. Service charge income decreased primarily as a result of reductions in maintenance and activity charges and the volume of returned checks. Service charge income continues to be negatively impacted by increased competition in the Bank’s market area and the maintenance of higher deposit balances by customers.

        Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $409,000, or 6.3%, from $6,512,000 for the first quarter of 2006 to $6,921,000 for the current quarter. The increase is primarily comprised of an increase in salaries of $549,000, or 18.7% and an increase in occupancy and equipment expense of $95,000, or 9.4%, as partially offset by a decrease in employee benefits expense of $214,000, or 17.8%. In addition to normal annual salary adjustments, the increase in salaries expense principally resulted from increases in lending and business development staff and, to a lesser extent, an increase in stock-based compensation expense. The increase in occupancy and equipment expense is largely attributable to the opening of the Smithtown branch in the fourth quarter of 2006 and investments in new technology. The decrease in employee benefits expense is primarily the result of the discontinuation of profit sharing contributions beginning in 2007 and a reduction in the cost of the Bank’s supplemental executive retirement program (“SERP”). SERP expense is down partially because of a reduction in the number of SERP plan participants.

        Income tax expense as a percentage of book income (“effective tax rate”) was 18.2% for the first quarter of 2007 as compared to 22.7% for the same quarter last year. The decrease in the effective tax rate is primarily due to the fact that tax-exempt income is a larger portion of pre-tax income in 2007 than it was in 2006.

Capital

        The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 21.58%, 20.69% and 9.53%, respectively, at March 31, 2007 substantially exceed the requirements for a well-capitalized bank. The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation substantially exceeds as of March 31, 2007.

        Total stockholders’ equity increased by $2,242,000, from $95,561,000 at December 31, 2006 to $97,803,000 at March 31, 2007. The increase is largely attributable to net income of $2,628,000, as partially offset by $1,065,000 in cash dividends declared. Also contributing to the increase, but to a much lesser extent, are proceeds from the exercise of stock options, stock-based compensation and unrealized gains on available-for-sale securities.

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

        The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended March 31, 2007 was 380,962 shares, 6.0% of which resulted from open market purchases by the Corporation under its share repurchase program.

        Russell Microcap Index. Frank Russell Company (“Russell”) maintains a family of U.S. equity indices. The indices are reconstituted effective the last Friday in June of each year based on market capitalization and do not reflect subjective opinions. All Indices are subsets of the Russell 3000E Index, which represents most of the investable U. S. equity market.

        The Corporation’s common stock is included in the Russell Microcap Index. The Russell Microcap Index includes the smallest 1,000 companies in terms of market capitalization in the small-cap Russell 2000 Index plus the next 1,000 smaller companies. The average market capitalization of companies in the Russell Microcap Index is $255.5 million, the median market capitalization is $218.2 million, the capitalization of the largest company in the index is $612.1 million, and the capitalization of the smallest company in the index is $67.3 million. The Corporation’s market capitalization as of March 31, 2007 was approximately $169 million.

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

Cash Flows and Liquidity

        Cash Flows.  The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first quarter of 2007, the Corporation’s cash and cash equivalent position increased by $30,027,000. The increase occurred primarily because cash provided by deposit growth, a decrease in the size of the Bank’s investment securities portfolio and operations exceeded the cash needed to grow loans and used to repay borrowings under repurchase agreements.

        Liquidity.   The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight position in federal funds sold, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At March 31, 2007, the Bank had an overnight federal funds sold position of $26,000,000 and an available-for-sale securities portfolio of $206,196,000.

        The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings in the form of FHLB advances and repurchase agreements. However, neither the Bank’s FHLB membership nor the repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Bank. The amount that the Bank can potentially borrow from these parties is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At March 31, 2007, the Bank has unencumbered eligible securities collateral of approximately $173 million.

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

Adoption of New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 on January 1, 2007 had no impact on the Corporation’s consolidated financial statements.

Impact of Not Yet Effective Authoritative Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 on the Corporation’s consolidated financial statements.

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after employment terminates. Depending on the contractual terms of the split-dollar agreement, the required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or the future death benefit. EITF 06-4 is effective for fiscal years beginning after December 15, 2007.

The adoption of EITF 06-4 is not expected to impact the Corporation’s consolidated financial statements.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating whether or not the fair value option will be applied to any of the Corporation’s financial assets or financial liabilities.

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

        The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at March 31, 2007 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2008 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at March 31, 2007 and net interest income on a tax-equivalent basis for the year ending March 31, 2008 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

        Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, while rates on all of the Bank’s interest earning assets could drop by 100 or 200 basis points, rates on a number of its deposit products could not because they are priced at or below 100 basis points. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case are less than the projected decreases in rates up 100 and 200 basis points.

	Net Portfolio Value at March 31, 2007		Net Interest Income Year Ending March 31, 2008

Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

	(dollars in thousands)
+ 200 basis point rate shock	$83,345	(13.4)%	$33,368	(13.7)%
+ 100 basis point rate shock	89,544	(7.0)	36,019	(6.8)
Base case (no rate change)	96,296	—	38,668	—
- 100 basis point rate shock	103,650	7.6	40,902	5.8
- 200 basis point rate shock	111,664	16.0	41,868	8.3

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

Item 2. Issuer Purchase of Equity Securities

       Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. No shares were purchased under the stock repurchase program during the first quarter of 2007. Throughout the first quarter of 2007, the maximum number of shares that could have been purchased was 191,290. Such shares were authorized under a 300,000 share plan approved by the Corporation’s board of directors on January 17, 2006 and publicly announced on January 20, 2006. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5. Other Information

       On May 10, 2007, the Corporation issued a press release regarding the Corporation’s financial condition as of March 31, 2007 and its results of operations for the three month period then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

       a) The following exhibits are included herein.

Exhibit No.	Name

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1	Press Release dated May 10, 2007 regarding the quarterly period ending March 31, 2007
23

SIGNATURES

Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION

(Registrant)

Date: April 27, 2007	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)
24

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.

31	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	26

32	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 906 Of The Sarbanes-Oxley Act of 2002	28

99.1	Press Release dated May 10, 2007 regarding the quarterly period ending March 31, 2007	29
25