Form 10-Q
period 2007-06-30
FIRST OF LONG ISLAND CORP
filed 2007-08-07
CIK 740663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________to______________________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2007

Common stock, $.10 par value	7,517,138

THE FIRST OF LONG ISLAND CORPORATION JUNE 30, 2007 INDEX

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007	December 31, 2006

Assets:
Cash and due from banks	$37,180,000	$23,790,000
Federal funds sold	34,000,000	—

Cash and cash equivalents	71,180,000	23,790,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $205,028,000 and $216,845,000)	208,431,000	218,330,000
Available-for-sale, at fair value (amortized cost of $209,501,000 and $236,118,000)	207,974,000	236,521,000

	416,405,000	454,851,000

Loans:
Commercial and industrial	54,063,000	55,444,000
Secured by real estate:
Commercial mortgages	151,896,000	138,225,000
Construction loans	6,948,000	9,752,000
Residential mortgages	180,036,000	173,757,000
Home equity loans	71,537,000	66,934,000
Other	7,276,000	4,835,000

	471,756,000	448,947,000
Net deferred loan origination costs	852,000	518,000

	472,608,000	449,465,000
Allowance for loan losses	(4,091,000)	(3,891,000)

	468,517,000	445,574,000

Bank premises and equipment, net	9,629,000	8,695,000
Prepaid income taxes	357,000	240,000
Deferred income tax benefits	1,459,000	664,000
Bank-owned life insurance	10,932,000	10,709,000
Other assets	9,339,000	9,643,000

	$987,818,000	$954,166,000

Liabilities:
Deposits:
Checking	$335,892,000	$321,524,000
Savings and money market	324,187,000	318,494,000
Time, $100,000 and over	168,929,000	139,085,000
Time, other	47,464,000	45,694,000

	876,472,000	824,797,000
Securities sold under repurchase agreements	9,781,000	28,143,000
Accrued expenses and other liabilities	4,024,000	5,665,000

	890,277,000	858,605,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 7,574,992 and 3,793,575 shares	757,000	379,000
Surplus	329,000	525,000
Retained earnings	98,083,000	95,122,000

	99,169,000	96,026,000
Accumulated other comprehensive loss net of tax	(1,628,000)	(465,000)

	97,541,000	95,561,000

	$987,818,000	$954,166,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2007	2006	2007	2006

Interest income:
Loans	$15,014,000	$12,929,000	$7,621,000	$6,760,000
Investment securities:
Taxable	6,442,000	7,169,000	3,066,000	3,588,000
Nontaxable	3,213,000	3,097,000	1,610,000	1,582,000
Federal funds sold	824,000	447,000	549,000	265,000

	25,493,000	23,642,000	12,846,000	12,195,000

Interest expense:
Savings and money market deposits	2,341,000	2,100,000	1,179,000	1,109,000
Time deposits	4,713,000	2,572,000	2,458,000	1,584,000
Securities sold under repurchase agreements	553,000	1,105,000	121,000	433,000

	7,607,000	5,777,000	3,758,000	3,126,000

Net interest income	17,886,000	17,865,000	9,088,000	9,069,000
Provision for loan losses	203,000	385,000	81,000	149,000

Net interest income after provision for loan losses	17,683,000	17,480,000	9,007,000	8,920,000

Noninterest income:
Investment Management Division income	927,000	879,000	478,000	428,000
Service charges on deposit accounts	1,396,000	1,571,000	709,000	761,000
Net gains (losses) on sales of securities	17,000	(30,000)	—	(30,000)
Other	580,000	573,000	274,000	249,000

	2,920,000	2,993,000	1,461,000	1,408,000

Noninterest expense:
Salaries	6,866,000	6,038,000	3,382,000	3,103,000
Employee benefits	2,017,000	2,439,000	1,027,000	1,235,000
Occupancy and equipment expense	2,203,000	2,006,000	1,095,000	993,000
Other operating expenses	2,747,000	2,788,000	1,408,000	1,428,000

	13,833,000	13,271,000	6,912,000	6,759,000

Income before income taxes	6,770,000	7,202,000	3,556,000	3,569,000
Income tax expense	1,302,000	1,601,000	716,000	775,000

Net income	$5,468,000	$5,601,000	$2,840,000	$2,794,000

Weighted average:
Common shares	7,593,859	7,671,860	7,591,691	7,658,064
Dilutive stock options and restricted stock units	87,424	92,086	80,802	91,710

	7,681,283	7,763,946	7,672,493	7,749,774

Earnings per share:
Basic	$ .72	$ .73	$ .37	$ .36

Diluted	$ .71	$ .72	$ .37	$ .36

Cash dividends declared per share	$ .28	$ .23	$ .14	$ .23

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2007

			Surplus	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Common Stock

	Shares	Amount

Balance, January 1, 2007	3,793,575	$379,000	$525,000		$95,122,000	$(465,000)	$95,561,000
Net Income				$5,468,000	5,468,000		5,468,000
Repurchase and retirement of common stock	(47,610)	(5,000)	(1,033,000)				(1,038,000)
Exercise of stock options, including tax benefit	24,404	3,000	550,000				553,000
Stock-based compensation			287,000				287,000
2-for-1 stock split	3,804,623	380,000			(380,000)
Cash dividends declared					(2,127,000)		(2,127,000)
Unrealized losses on available- for-sale-securities, net of reclassification adjustment and income taxes				(1,163,000)		(1,163,000)	(1,163,000)

Comprehensive income				$4,305,000

Balance, June 30, 2007	7,574,992	$757,000	$329,000		$98,083,000	$(1,628,000)	$97,541,000

Comprehensive income - three months ended June 30, 2007				$1,470,000

	Six Months Ended June 30, 2006

			Surplus	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Common Stock

	Shares	Amount

Balance, January 1, 2006	3,846,716	$385,000	$817,000		$89,701,000	$(205,000)	$90,698,000
Net Income				$5,601,000	5,601,000		5,601,000
Repurchase and retirement of common stock	(28,906)	(3,000)	(1,235,000)				(1,238,000)
Exercise of stock options, including tax benefit	2,325		55,000				55,000
Stock-based compensation			21,000				21,000
Cash dividends declared					(1,719,000)		(1,719,000)
Unrealized losses on available- for-sale-securities, net of reclassification adjustment and income taxes				(1,815,000)		(1,815,000)	(1,815,000)
Transfer from retained earnings to surplus			1,000,000		(1,000,000)

Comprehensive income				$3,786,000

Balance, June 30, 2006	3,820,135	$382,000	$658,000		$92,583,000	$(2,020,000)	$91,603,000

Comprehensive income - three months ended June 30, 2006				$1,995,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2007	2006

Cash Flows From Operating Activities:
Net income	$5,468,000	$5,601,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	203,000	385,000
Deferred income tax credit	(29,000)	(152,000)
Depreciation and amortization	788,000	682,000
Premium amortization on investment securities, net	206,000	181,000
Net losses (gains) on sales of available-for-sale securities	(17,000)	30,000
Stock-based compensation expense	287,000	21,000
Accretion of cash surrender value on bank owned life insurance	(223,000)	(202,000)
Increase in prepaid income taxes	(117,000)	(186,000)
Decrease in other assets	304,000	221,000
Decrease in accrued expenses and other liabilities	(614,000)	(643,000)
Decrease in income taxes payable	—	(33,000)

Net cash provided by operating activities	6,256,000	5,905,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	5,374,000	15,956,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	22,412,000	24,649,000
Available-for-sale	47,532,000	49,501,000
Purchase of investment securities:
Held-to-maturity	(12,560,000)	(4,943,000)
Available-for-sale	(26,431,000)	(53,780,000)
Net increase in loans to customers	(23,146,000)	(48,770,000)
Purchases of bank premises and equipment	(1,722,000)	(1,353,000)
Purchase of bank-owned life insurance	—	(2,500,000)

Net cash provided by (used in) investing activities	11,459,000	(21,240,000)

Cash Flows From Financing Activities:
Net increase in total deposits	51,675,000	57,091,000
Net decrease in securities sold under repurchase agreements	(18,362,000)	(21,759,000)
Exercise of stock options	553,000	55,000
Repurchase and retirement of common stock	(1,038,000)	(1,238,000)
Cash dividends paid	(3,153,000)	(1,731,000)

Net cash provided by financing activities	29,675,000	32,418,000

Net increase in cash and cash equivalents	47,390,000	17,083,000
Cash and cash equivalents, beginning of year	23,790,000	24,603,000

Cash and cash equivalents, end of period	$71,180,000	$41,686,000

Supplemental Noncash Disclosures:
Cash dividends payable	$1,060,000	$1,719,000

The Corporation made interest payments of $7,339,000 and $5,580,000 and income tax payments of $1,395,000 and $1,966,000 during the first six months of 2007 and 2006, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
JUNE 30, 2007
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

        The consolidated financial information included herein as of and for the periods ended June 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2006 consolidated balance sheet was derived from the Corporation’s December 31, 2006 audited consolidated financial statements.

2.  Stock Split

        On March 22, 2007, the Corporation announced the declaration of a 2-for-1 stock split which was issued on April 16, 2007. Where applicable, all share and per share amounts included in the consolidated financial statements and notes thereto have been adjusted to reflect the effect of the split.

3.  Stock-based Compensation

          The Corporation has two share-based compensation plans which are described below. The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 419,978 shares remain available for grant as of June 30, 2007. The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares. Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code. Thus far, the Compensation Committee

has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded. Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

        Fair Value of Stock Option Awards. The fair value of options awarded in 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the following table. Expected volatility was based on historical volatility for the expected term of the options. The Corporation used historical data to estimate the expected term of options granted. The risk-free interest rate is the implied yield at the time of grant on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.

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

        Compensation Expense. Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated probability of vesting. However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period. The Corporation recorded compensation expense for share-based payments of $287,000 and recognized income tax benefits of $113,000 in the first six months of 2007. Compensation expense recorded in the first six months of 2006 was $21,000 with no related income tax benefit.

          Option Activity.  On January 18, 2007 the Corporation’s board of directors granted 50,248 nonqualified stock options under the 2006 Plan. The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

          A summary of options outstanding under the Corporation’s stock compensation plans as of June 30, 2007 and changes during the six month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2007	529,968	$18.25
Granted	50,248	21.81
Exercised	(35,452)	14.13
Forfeited or expired	(2,270)	21.29

Outstanding at June 30, 2007	542,494	$18.84	6.52	$1,538

Exercisable at June 30, 2007	418,306	$18.13	5.72	$1,538

         The total intrinsic value of options exercised during the first six months of 2007 and 2006 was $272,000 and $50,000, respectively. The total fair value of options vested during the first six months of 2007 and 2006 was $251,000 and $87,000, respectively.

        Restricted Stock Activity.  On January 18, 2007, the Corporation’s Board of Directors granted RSUs under the 2006 Plan. The Corporation’s financial performance for 2009 will determine the number of shares of common stock, if any, into which the RSUs can be converted. In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted. A summary of the status of the Corporation’s nonvested shares as of June 30, 2007 and changes during the six month period then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2007	—	$—
Granted	28,306	21.06
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	28,306	$21.06

        Unrecognized Compensation Cost.  As of June 30, 2007, there was $837,000 of total unrecognized compensation cost related to nonvested equity awards. The cost is expected to be recognized over a weighted-average period of 1.50 years.

          Cash Received and Tax Benefits Realized.  Cash received from option exercises for the six months ended June 30, 2007 and 2006 was $501,000 and $49,000, respectively. The actual tax benefit realized for the tax deductions from option exercises for the first six months of 2007 and 2006 was $52,000 and $6,000, respectively.

          Other.  No cash was used to settle stock options during the first six months of 2007 or 2006. The Corporation uses newly issued shares for stock option exercises and currently plans to use newly issued shares upon the conversion of restricted stock units.

4.  Earnings Per Share

        Options to purchase 316,062 and 175,272 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, and for the quarterly periods then ended, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

5.  Defined Benefit Pension Plan

        The following table sets forth the components of net periodic pension cost for accounting purposes.

	Six Months Ended June 30,		Three Months Ended June 30,

	2007	2006	2007	2006

	(in thousands)
Service cost, net of plan participant contributions	$435	$393	$217	$197
Interest cost	415	372	208	186
Expected return on plan assets	(580)	(501)	(290)	(251)
Net amortization and deferral	10	24	5	12

	$280	$288	$140	$144

        The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank has no minimum required contribution to the Plan for the plan year ending September 30, 2007, and its maximum tax deductible contribution is approximately $2,258,000. Subsequent to June 30, 2007, the Bank made a contribution of $1,000,000 to the Pension Plan for the Plan year ended September 30, 2007. In September 2006, the Bank contributed $1,087,431 to the Pension Plan representing the maximum tax deductible contribution for the Plan year ended September 30, 2006.

6.  Adoption of New Accounting Pronouncement

        In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 on January 1, 2007 had no impact on the Corporation’s consolidated financial statements.

        The Corporation is subject to U.S. federal income tax as well as New York state income tax. The Corporation is not subject to examination by taxing authorities for years before 2003. The Corporation has no unrecognized tax benefits and does not currently expect to have any in the next twelve months.

        The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. The Corporation did not have any amounts accrued for interest and penalties at January 1, 2007.

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

Overview

         In the first six months of 2007, The First of Long Island Corporation earned $.71 per share versus $.72 for the same period last year. In the second quarter of 2007, earnings were $.37 per share versus $.36 for the same quarter last year. During the first quarter of this year, the Corporation announced a 2-for-1 stock split and a change in the frequency of its cash dividend from semiannually to quarterly.

        Thus far this year, the Corporation has experienced continued loan and deposit growth. Contributing to this growth were recent hires in the Bank’s lending and business development groups and branch openings, both in accordance with the Bank’s current strategic plan. Although these initiatives should constrain earnings in the near term, both are expected to have positive future impact. Also in accordance with its strategic plan, the Bank has been using runoff from its investment securities portfolio to fund a portion of its loan growth. This has been helpful to the Bank’s earnings in that it involves moving monies from lower to higher yielding asset categories.

         The current interest rate environment and competitive conditions in the Bank’s market area both pose challenges. The yield curve continues to be flat to inverted or, in other words, characterized by short-term interest rates that are as high or higher than intermediate and longer-term interest rates. This negatively impacts the Bank’s net interest spread, or the difference between what the Bank pays for deposits and earns on loans and securities, because short-term interest rates are a key driver of the Bank’s deposit rates and intermediate and longer-term interest rates are key drivers of yields that can be earned by the Bank on loans and securities. In addition to the unfavorable yield curve, strong competition for loans and deposits in the Bank’s market area has put upward pressure on deposit pricing, downward pressure on loan pricing and made core deposit growth challenging. Either a restoration of yield curve slope or a lessening of competition should improve earnings.

        The Bank has regulatory approval to open a branch in Suffolk County, Long Island in the town of Babylon. The Babylon branch is expected to open by the end of the year.

Net Interest Income

        Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,

	2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
Assets
Federal funds sold	$31,723	$824	5.24%	$19,286	$447	4.67%
Investment Securities:
Taxable	284,785	6,442	4.56	348,958	7,169	4.14
Nontaxable (1)	147,684	4,868	6.59	141,469	4,692	6.63
Loans (1) (2)	458,776	15,015	6.60	401,872	12,931	6.49

Total interest-earning assets	922,968	27,149	5.92	911,585	25,239	5.57

Allowance for loan losses	(4,046)			(3,473)

Net interest-earning assets	918,922			908,112
Cash and due from banks	31,962			30,261
Premises and equipment, net	8,864			7,905
Other assets	19,011			18,433

	$978,759			$964,711

Liabilities and Stockholders’ Equity
Savings and money market deposits	$322,338	2,341	1.46	$369,887	2,100	1.14
Time deposits	204,674	4,713	4.64	135,148	2,572	3.84
Securities sold under repurchase agreements	23,895	553	4.67	50,536	1,105	4.41

Total interest-bearing liabilities	550,907	7,607	2.78	555,571	5,777	2.10

Checking deposits	327,245			314,084
Other liabilities	3,551			3,324

	881,703			872,979
Stockholders’ equity	97,056			91,732

	$978,759			$964,711

Net interest income (1)		$19,542			$19,462

Net interest spread (1)			3.14%			3.47%

Net interest margin (1)			4.27%			4.31%

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
10

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30,

	2007 Versus 2006 Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume (1)	Net Change

	(in thousands)
Interest Income:
Federal funds sold	$288	$54	$35	$377
Investment securities:
Taxable	(1,318)	725	(134)	(727)
Nontaxable	206	(29)	(1)	176
Loans	1,831	222	31	2,084

Total interest income	1,007	972	(69)	1,910

Interest Expense:
Savings and money market deposits	(270)	586	(75)	241
Time deposits	1,323	540	278	2,141
Securities sold under repurchase agreements	(583)	65	(34)	(552)

Total interest expense	470	1,191	169	1,830

Increase (decrease) in net interest income	$537	$(219)	$(238)	$80

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

        Net interest income on a tax-equivalent basis increased by $80,000 from $19,462,000 for the first six months of 2006 to $19,542,000 for the same period this year. The most significant reason for the growth in net interest income was an increase of 35 basis points in the overall yield on interest-earning assets resulting largely from loan growth and a 100 basis point increase in the Bank’s prime lending rate that occurred in the first half of 2006. The loan growth occurred as management used funds from deposit growth and securities runoff to increase the size of the Bank’s loan portfolio and thereby improve its current and future earnings prospects. Total loans grew by $43.4 million, or 10.1%, from $429.2 million at June 30, 2006 to $472.6 million at June 30, 2007. Loans now represent 47.8% of total assets and 53.9% of total deposits versus 43.8% of total assets and 50.8% of total deposits at June 30, 2006.

        The higher yield on interest-earning assets resulted in an increase in net interest income on those interest-earning assets funded by checking deposits and capital. Checking deposits and capital have no associated interest cost, and this is the primary reason that the growth of checking balances has historically been one of the Corporation’s key strategies for increasing earnings per share. When comparing the first six months of 2007 to the same period last year, average checking deposits grew by approximately $13.2 million, or 4.2%. A significant portion of the Bank’s interest-earning assets continues to be funded by such deposits.

        As a partial offset to the increase in net interest income realized on interest-earning assets funded by checking deposits and capital, the Bank’s net interest spread declined by 33 basis points thus causing a decrease in net interest income on those interest-earning assets funded by interest-bearing liabilities. Net interest spread declined in the presence of a yield curve characterized by short-term interest rates that were as high or higher than intermediate and longer-term interest rates. This negatively impacted the Bank’s net interest spread because short-term interest rates are a key driver of the Bank’s deposit rates and intermediate and longer-term interest rates are key drivers of yields that can be earned by the Bank on loans and securities. Net interest spread was also negatively impacted by increased competition for loans and deposits in the Bank’s market area which put upward pressure on deposit pricing, downward pressure on loan pricing and made core deposit growth challenging. With upward pressure on deposit pricing, funds migrated from the Bank’s lower yielding savings and money market products to its higher priced savings and money market products and competitively priced certificates of deposit.

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

Asset Quality

        The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

	(dollars in thousands)

Nonaccruing loans	$121	$135

Loans past due 90 days or more as to principal or interest payments and still accruing	154	50
Foreclosed real estate	—	—

Total nonperforming assets	275	185
Troubled debt restructurings	—	—

Total risk elements	$275	$185

Nonaccruing loans as a percentage of total loans	.03%	.03%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.06%	.04%

Risk elements as a percentage of total loans and foreclosed real estate	.06%	.04%

Allowance and Provision for Loan Losses

        The allowance for loan losses grew by $200,000 during the first six months of 2007, amounting to $4,091,000 at June 30, 2007 as compared to $3,891,000 at December 31, 2006. The allowance represented approximately ..9% of total loans at each date. During the first six months of 2007 the Bank had loan chargeoffs and recoveries of $4,000 and $1,000, respectively, and recorded a $203,000 provision for loan losses. The provision for loan losses decreased by $182,000 when comparing the first six months of 2007 to the same period last year primarily as a result of greater loan growth in the first six months of 2006.

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

        The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and do affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 87% of the Bank’s total loans outstanding at June 30, 2007. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. In recent years, economic conditions on Long Island have been good and, despite recent declines, real estate values have grown significantly. Such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

        Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income decreased by $73,000, or 2.4%, when comparing the first six months of 2007 to the same period last year. The decrease is principally due to a decrease in service charges on deposit accounts of $175,000, as partially offset by a $48,000 increase in Investment Management Division income. Service charge income decreased primarily as a result of reductions in maintenance and activity charges and the volume of returned checks. Service charge income continues to be negatively impacted by increased competition in the Bank’s market area and the maintenance of higher deposit balances by customers.

        Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $562,000, or 4.2%, from $13,271,000 for the first six months of 2006 to $13,833,000 for the current six-month period. The increase is primarily comprised of an increase in salaries of $828,000, or 13.7% and an increase in occupancy and equipment expense of $197,000, or 9.8%, as partially offset by a decrease in employee benefits expense of $422,000, or 17.3%. In addition to normal annual salary adjustments, the increase in salaries expense principally resulted from the increases in lending and business development staff and, to a lesser extent, an increase in stock-based compensation expense. A significant reason for the increase in stock-based compensation expense is the timing and nature of equity awards. The increase in occupancy and equipment expense is largely attributable to the opening of the Smithtown branch in the fourth quarter of 2006 and investments in new technology. The decrease in employee benefits expense is primarily the result of the discontinuation of profit sharing contributions beginning in 2007 and a reduction in the cost of the Bank’s supplemental executive retirement program (“SERP”). SERP expense is down partially because of a reduction in the number of SERP plan participants.

        Income tax expense as a percentage of book income (“effective tax rate”) was 19.2% for the first six months of 2007 as compared to 22.2% for the same period last year. The decrease in the effective tax rate is primarily due to the fact that tax-exempt income is a larger portion of pre-tax income in 2007 than it was in 2006.

Results of Operations – Three Months Ended June 30, 2007 Versus June 30, 2006

         Net income for the second quarter of 2007 was $2,840,000, or $.37 per share, as compared to $2,794,000, or $.36 per share, for the same quarter last year. The largest components of the increase in net income are a decrease in employee benefits expense of $208,000, a decrease in the provision for loan losses of $68,000, an increase in Investment Management Division income of $50,000, and a decrease in the Corporation’s effective tax rate from 21.7% in the second quarter of 2006 to 20.1% for the current quarter. The impact of these items was offset by a $279,000 increase in salaries and a $102,000 increase in occupancy and equipment expense. The reasons for these variances are substantially the same as those discussed with respect to the six-month periods.

Capital

        The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 21.21%, 20.33% and 9.69%, respectively, at June 30, 2007 substantially exceed the requirements for a well-capitalized bank. The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation substantially exceeds as of June 30, 2007.

        Total stockholders’ equity increased by $1,980,000, from $95,561,000 at December 31, 2006 to $97,541,000 at June 30, 2007. The increase is largely attributable to net income of $5,468,000, as largely offset by $2,127,000 in cash dividends declared, $1,163,000 in unrealized losses on available-for-sale securities and $1,038,000 spent for share repurchases. Also contributing to the increase, but to a much lesser extent, are proceeds from the exercise of stock options and stock-based compensation.

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

        The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended June 30, 2007 was 635,303 shares, 2.4% of which resulted from open market purchases by the Corporation under its share repurchase program.

        Russell Microcap Index. Frank Russell Company maintains a family of U.S. equity indices. The indices are reconstituted effective the last Friday in June of each year based on market capitalization and do not reflect subjective opinions. All Indices are subsets of the Russell 3000E Index, which represents most of the investable U. S. equity market.

        The Corporation’s common stock is included in the Russell Microcap Index. The Russell Microcap Index includes the smallest 1,000 companies in terms of market capitalization in the small-cap Russell 2000 Index plus the next 1,000 smaller companies. The average market capitalization of companies in the Russell Microcap Index is $300.9 million, the median market capitalization is $260.1 million, the capitalization of the largest company in the index is $711.4 million, and the capitalization of the smallest company in the index is $78.6 million. The Corporation’s market capitalization as of June 30, 2007 was approximately $158 million.

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

Cash Flows and Liquidity

        Cash Flows.  The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first six months of 2007, the Corporation’s cash and cash equivalent position increased by $47,390,000. The increase occurred primarily because cash provided by deposit growth, securities runoff and operations exceeded the cash needed to grow loans and used to repay borrowings under repurchase agreements. The Corporation has allowed its cash and cash equivalent position to grow in order to be able to fund outstanding credit requests. Commitments to extend credit amounted to $116,647,000 at June 30, 2007 and $78,189,000 at December 31, 2006. These amounts include unused home equity lines of $65,790,000 and $55,517,000 at June 30, 2007 and December 31, 2006, respectively.

        Liquidity.   The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight position in federal funds sold, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At June 30, 2007, the Bank had an overnight federal funds sold position of $34,000,000 and an available-for-sale securities portfolio of $207,974,000.

        The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings in the form of FHLB advances and repurchase agreements. However, neither the Bank’s FHLB membership nor the repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Bank. The amount that the Bank can potentially borrow from these parties is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At June 30, 2007, the Bank has unencumbered eligible securities collateral of approximately $176 million.

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

Impact of Not Yet Effective Authoritative Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 on the Corporation’s consolidated financial statements.

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

        The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at June 30, 2007 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2008 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at June 30, 2007 and net interest income on a tax-equivalent basis for the year ending June 30, 2008 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

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

	Net Portfolio Value at June 30, 2007		Net Interest Income Year Ending June 30, 2008

Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

	(dollars in thousands)
+ 200 basis point rate shock	$76,162	(16.6)%	$34,425	(13.8)%
+ 100 basis point rate shock	83,416	(8.6)	37,187	(6.9)
Base case (no rate change)	91,276	—	39,948	—
- 100 basis point rate shock	99,797	9.3	42,389	6.1
- 200 basis point rate shock	109,045	19.5	43,606	9.2
20

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

Item 2. Issuer Purchase of Equity Securities

       Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the second quarter of 2007 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2007 to April 30, 2007	6,684	$22.04	6,684	184,606
May 1, 2007 to May 31, 2007	38,524	$21.77	38,524	146,082
June 1, 2007 to June 30, 2007	2,402	$21.65	2,402	143,680

(1)
All shares purchased by the Corporation under its stock repurchase program in the second quarter of 2007 were purchased under a 300,000 share plan approved by the Corporation’s board of directors on January 17, 2006 and publicly announced on January 20, 2006. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 4.  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of The First of Long Island Corporation (the “Corporation”) held April 17, 2007 was called to elect four directors to serve for two-year terms or until their successors have been elected and qualified.

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

Directors Elected At Annual Meeting	Number of Votes

	Cast For	Withheld

Howard Thomas Hogan Jr.	3,136,467	142,695
J. Douglas Maxwell Jr.	3,149,167	129,995
Walter C. Teagle III	3,137,142	142,020
Michael N. Vittorio	3,136,827	142,335
22

The name of each Class II director whose term of office as a director continued after the annual meeting is as follows:

Name	Term as Director Expires

Allen E. Busching	2008
Paul T. Canarick	2008
Alexander L. Cover	2008
Beverly Ann Gehlmeyer	2008
William H. J. Hoefling	2008
Stephen V. Murphy	2008

Item 5. Other Information

      On August 7, 2007, the Corporation issued a press release regarding the Corporation’s financial condition as of June 30, 2007 and its results of operations for the six and three month periods then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

        a) The following exhibits are included herein.

Exhibit No.	Name

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 (a) and 15d-14(a) of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1	Press Release dated August 7, 2007 regarding the six and three month periods ended June 30, 2007
23

SIGNATURES

Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION

(Registrant)

Date: August 2, 2007	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)
24

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.
31	Certification by Chief Executive Officer and	26
	Chief Financial Officer In Accordance With Section
	302 Of The Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and	28
	Chief Financial Officer In Accordance With Section
	906 Of The Sarbanes-Oxley Act of 2002

99.1	Press Release dated August 7, 2007 regarding the	29
	six and three month periods ending June 30, 2007

25