Form 10-Q
period 2007-09-30
FIRST OF LONG ISLAND CORP
filed 2007-11-08
CIK 740663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________________________to _____________________________ Commission file number 0-12220

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2007

Common stock, $.10 par value	7,507,857

THE FIRST OF LONG ISLAND CORPORATION SEPTEMBER 30, 2007 INDEX

ITEM 1. - FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2007	December 31, 2006

Assets:
Cash and due from banks	$34,692,000	$23,790,000
Federal funds sold	7,000,000	—

Cash and cash equivalents	41,692,000	23,790,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $201,150,000 and $216,845,000)	201,613,000	218,330,000
Available-for-sale, at fair value (amortized cost of $234,034,000 and $236,118,000)	234,793,000	236,521,000

	436,406,000	454,851,000

Loans:
Commercial and industrial	53,123,000	55,444,000
Secured by real estate:
Commercial mortgages	166,871,000	138,225,000
Residential mortgages	192,632,000	173,757,000
Home equity loans	75,913,000	66,934,000
Construction loans	8,831,000	9,752,000
Other	5,239,000	4,835,000

	502,609,000	448,947,000
Net deferred loan origination costs	1,102,000	518,000

	503,711,000	449,465,000
Allowance for loan losses	(4,264,000)	(3,891,000)

	499,447,000	445,574,000

Bank premises and equipment, net	9,732,000	8,695,000
Prepaid income taxes	24,000	240,000
Deferred income tax benefits	511,000	664,000
Bank-owned life insurance	11,044,000	10,709,000
Other assets	11,323,000	9,643,000

	$1,010,179,000	$954,166,000

Liabilities:
Deposits:
Checking	$314,674,000	$321,524,000
Savings and money market	305,079,000	318,494,000
Time, $100,000 and over	193,430,000	139,085,000
Time, other	48,698,000	45,694,000

	861,881,000	824,797,000

Borrowed funds:
Repurchase agreements - short-term	15,469,000	28,143,000
Repurchase agreements - other	15,000,000	—
Federal Home Loan Bank advances	14,000,000	—

	44,469,000	28,143,000

Accrued expenses and other liabilities	4,321,000	5,665,000

	910,671,000	858,605,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 7,509,146 and 3,793,575 shares	750,000	379,000
Surplus	1,075,000	525,000
Retained earnings	97,932,000	95,122,000

	99,757,000	96,026,000
Accumulated other comprehensive loss net of tax	(249,000)	(465,000)

	99,508,000	95,561,000

	$1,010,179,000	$954,166,000

See notes to unaudited consolidated financial statements
1

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2007	2006	2007	2006

Interest income:
Loans	$23,082,000	$20,067,000	$8,068,000	$7,138,000
Investment securities:
Taxable	9,746,000	10,838,000	3,304,000	3,669,000
Nontaxable	4,798,000	4,690,000	1,585,000	1,593,000
Federal funds sold	1,165,000	689,000	341,000	242,000

	38,791,000	36,284,000	13,298,000	12,642,000

Interest expense:
Savings and money market deposits	3,568,000	3,344,000	1,227,000	1,244,000
Time deposits	7,395,000	4,422,000	2,682,000	1,850,000
Borrowed funds	713,000	1,511,000	160,000	406,000

	11,676,000	9,277,000	4,069,000	3,500,000

Net interest income	27,115,000	27,007,000	9,229,000	9,142,000
Provision for loan losses	376,000	474,000	173,000	89,000

Net interest income after provision for loan losses	26,739,000	26,533,000	9,056,000	9,053,000

Noninterest income:
Investment Management Division income	1,350,000	1,301,000	423,000	422,000
Service charges on deposit accounts	2,145,000	2,333,000	749,000	762,000
Net gains (losses) on sales of securities	17,000	(30,000)	—	—
Other	862,000	864,000	282,000	291,000

	4,374,000	4,468,000	1,454,000	1,475,000

Noninterest expense:
Salaries	10,213,000	9,418,000	3,347,000	3,380,000
Employee benefits	2,985,000	3,677,000	968,000	1,238,000
Occupancy and equipment expense	3,323,000	3,016,000	1,120,000	1,010,000
Other operating expenses	4,104,000	4,156,000	1,357,000	1,368,000

	20,625,000	20,267,000	6,792,000	6,996,000

Income before income taxes	10,488,000	10,734,000	3,718,000	3,532,000
Income tax expense	2,044,000	2,254,000	742,000	653,000

Net income	$8,444,000	$8,480,000	$2,976,000	$2,879,000

Weighted average:
Common shares	7,571,065	7,654,320	7,526,214	7,619,240
Dilutive stock options and restricted stock units	79,638	92,622	64,066	93,694

	7,650,703	7,746,942	7,590,280	7,712,934

Earnings per share:
Basic	$1.12	$1.11	$.40	$.38

Diluted	$1.10	$1.09	$.39	$.37

Cash dividends declared per share	$.43	$.23	$.15	$—

See notes to unaudited consolidated financial statements
2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2007

	Common Stock			Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Loss

	Shares	Amount	Surplus				Total

Balance, January 1, 2007	3,793,575	$379,000	$525,000		$95,122,000	$(465,000)	$95,561,000
Net Income				$8,444,000	8,444,000		8,444,000
Repurchase and retirement of common stock	(120,650)	(12,000)	(2,515,000)				(2,527,000)
Exercise of stock options, including tax benefit	31,598	3,000	668,000				671,000
Stock-based compensation			397,000				397,000
2-for-1 stock split	3,804,623	380,000			(380,000)
Cash dividends declared					(3,254,000)		(3,254,000)
Unrealized gains on available- for-sale-securities, net of reclassification adjustment and income taxes				216,000		216,000	216,000
Transfer from retained earnings to surplus			2,000,000		(2,000,000)		—

Comprehensive income				$8,660,000

Balance, September 30, 2007	7,509,146	$750,000	$1,075,000		$97,932,000	$(249,000)	$99,508,000

Comprehensive income - three months ended September 30, 2007				$4,355,000

	Nine Months Ended September 30, 2006

			Surplus	Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
	Common Stock

	Shares	Amount

Balance, January 1, 2006	3,846,716	$385,000	$817,000		$89,701,000	$(205,000)	$90,698,000
Net Income				$8,480,000	8,480,000		8,480,000
Repurchase and retirement of common stock	(51,867)	(5,000)	(2,227,000)				(2,232,000)
Exercise of stock options, including tax benefit	10,063	1,000	297,000				298,000
Stock-based compensation			170,000				170,000
Cash dividends declared					(1,719,000)		(1,719,000)
Unrealized gains on available for-sale-securities, net of reclassification adjustment and income taxes				210,000		210,000	210,000
Transfer from retained earnings to surplus			2,000,000		(2,000,000)

Comprehensive income				$8,690,000

Balance, September 30, 2006	3,804,912	$381,000	$1,057,000		$94,462,000	$5,000	$95,905,000

Comprehensive income - three months ended September 30, 2006				$4,904,000

See notes to unaudited consolidated financial statements
3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2007	2006

Cash Flows From Operating Activities:
Net income	$8,444,000	$8,480,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	376,000	474,000
Deferred income tax provision (credit)	13,000	(217,000)
Depreciation and amortization	1,181,000	1,023,000
Premium amortization on investment securities, net	276,000	223,000
Net losses (gains) on sales of available-for-sale securities	(17,000)	30,000
Stock-based compensation expense	397,000	170,000
Accretion of cash surrender value on bank-owned life insurance	(335,000)	(303,000)
Decrease (increase) in prepaid income taxes	216,000	(221,000)
Increase in other assets	(1,680,000)	(1,471,000)
Increase (decrease) in accrued expenses and other liabilities	(384,000)	105,000
Decrease in income taxes payable	—	(33,000)

Net cash provided by operating activities	8,487,000	8,260,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	5,374,000	15,956,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	32,391,000	36,918,000
Available-for-sale	55,814,000	54,876,000
Purchase of investment securities:
Held-to-maturity	(15,719,000)	(5,381,000)
Available-for-sale	(59,318,000)	(75,751,000)
Net increase in loans to customers	(54,249,000)	(57,346,000)
Purchases of bank premises and equipment	(2,218,000)	(1,755,000)
Purchase of bank-owned life insurance	—	(2,500,000)

Net cash used in investing activities	(37,925,000)	(34,983,000)

Cash Flows From Financing Activities:
Net increase in total deposits	37,084,000	72,698,000
Net increase (decrease) in borrowed funds	16,326,000	(30,633,000)
Proceeds from exercise of stock options	671,000	298,000
Repurchase and retirement of common stock	(2,527,000)	(2,232,000)
Cash dividends paid	(4,214,000)	(3,450,000)

Net cash provided by financing activities	47,340,000	36,681,000

Net increase in cash and cash equivalents	17,902,000	9,958,000
Cash and cash equivalents, beginning of year	23,790,000	24,603,000

Cash and cash equivalents, end of period	$41,692,000	$34,561,000

The Corporation made interest payments of $11,319,000 and $8,960,000 and income tax payments of $1,744,000 and $2,708,000 during the first nine months of 2007 and 2006, respectively.

See notes to unaudited consolidated financial statements
4

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
SEPTEMBER 30, 2007
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

        The consolidated financial statements include the accounts of The First of Long Island Corporation (the “Corporation”) and its wholly-owned subsidiary, The First National Bank of Long Island (the “Bank”), and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its direct and indirect subsidiaries are collectively referred to as the “Bank.” The Corporation’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

        The consolidated financial information included herein as of and for the periods ended September 30, 2007 and 2006 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2006 consolidated balance sheet was derived from the Corporation’s December 31, 2006 audited consolidated financial statements.

2. Stock Split

        On March 22, 2007, the Corporation announced the declaration of a 2-for-1 stock split which was issued on April 16, 2007. Where applicable, all share and per share amounts included in the consolidated financial statements and notes thereto have been adjusted to reflect the effect of the split.

3. Borrowed Funds

        Repurchase Agreements - Other.  In September 2007, the Bank entered into two repurchase agreements for ten year terms aggregating $15,000,000. One is for $5,000,000 at a fixed rate of 4.00% and callable quarterly beginning September 2010. The other is for $10,000,000 at a fixed rate of 4.37% and callable quarterly beginning September 2012. These agreements are collateralized by mortgage-backed securities.

        Federal Home Loan Bank Advances.  The Bank borrowed $14,000,000 from the Federal Home Loan Bank of New York in September 2007 for a period of 30 days at a fixed rate of 4.82%. The advance is collateralized by mortgage-backed securities.

4. Stock-based Compensation

          The Corporation has two share-based compensation plans which are described below. The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 420,068 shares remain available for grant as of September 30, 2007. The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares. Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code. Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded. Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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
6

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

        Compensation Expense. Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated probability of vesting. However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period. The Corporation recorded compensation expense for share-based payments of $397,000 and $170,000 and recognized income tax benefits of $157,000 and $56,000 in the first nine months of 2007 and 2006, respectively.

        Option Activity.   On January 18, 2007 the Corporation’s board of directors granted 50,248 nonqualified stock options under the 2006 Plan. The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

          A summary of options outstanding under the Corporation’s stock compensation plans as of September 30, 2007 and changes during the nine month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2007	529,968	$18.25
Granted	50,248	21.81
Exercised	(42,646)	14.02
Forfeited or expired	(12,312)	23.01

Outstanding at September 30, 2007	525,258	$18.82	6.32	$1,537

Exercisable at September 30, 2007	401,160	$18.08	5.49	$1,525

         The total intrinsic value of options exercised during the first nine months of 2007 and 2006 was $318,000 and $151,000, respectively. The total fair value of options vested during the first nine months of 2007 and 2006 was $251,000 and $102,000, respectively.

        Restricted Stock Activity.  On January 18, 2007, the Corporation’s Board of Directors granted RSUs under the 2006 Plan. The Corporation’s financial performance for 2009 will determine the number of shares of common stock, if any, into which the RSUs can be converted. In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted. A summary of the status of the Corporation’s nonvested shares as of September 30, 2007 and changes during the nine month period then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2007	—	$—
Granted	28,306	21.06
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2007	28,306	$21.06

        Unrecognized Compensation Cost.   As of September 30, 2007, there was $712,000 of total unrecognized compensation cost related to nonvested equity awards. The cost is expected to be recognized over a weighted-average period of 1.47 years.

          Cash Received and Tax Benefits Realized.  Cash received from option exercises for the nine months ended September 30, 2007 and 2006 was $598,000 and $281,000, respectively. The actual tax benefits realized for the tax deductions from option exercises for the first nine months of 2007 and 2006 was $73,000 and $17,000, respectively.

          Other.  No cash was used to settle stock options during the first nine months of 2007 or 2006. The Corporation uses newly issued shares for stock option exercises and currently plans to use newly issued shares upon the conversion of restricted stock units.

5. Earnings Per Share

        RSUs and options to purchase 327,372 and 173,968 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, and for the quarterly periods then ended, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

6. Defined Benefit Pension Plan

        The following table sets forth the components of net periodic pension cost for accounting purposes.

	Nine Months Ended September 30,		Three Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)
Service cost, net of plan participant contributions	$653	$589	$218	$196
Interest cost	622	557	207	185
Expected return on plan assets	(869)	(751)	(289)	(250)
Net amortization and deferral	15	35	5	11

	$421	$430	$141	$142

        The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank had no minimum required contribution to the Plan for the plan year ending September 30, 2007, and its maximum tax deductible contribution was approximately $2,258,000. The Bank contributed $1,000,000 to the Pension Plan in August 2007 for the Plan year ended September 30, 2007. In September 2006, the Bank contributed $1,087,431 to the Pension Plan representing the maximum tax deductible contribution for the Plan year ended September 30, 2006.

7. Adoption of New Accounting Pronouncement

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

        The Corporation is subject to U.S. federal income tax as well as New York state income tax. The Corporation is not subject to examination by taxing authorities for years before 2004. The Corporation has no unrecognized tax benefits and does not currently expect to have any in the next twelve months.

        The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. The Corporation did not have any amounts accrued for interest and penalties at January 1, 2007.

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

       The following is management’s discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” The Bank’s primary service area is Nassau and Suffolk Counties, Long Island, although the Bank has three commercial banking branches in Manhattan and may open additional Manhattan branches in the future.

Overview

         For the first nine months of 2007, the Corporation earned $1.10 per share versus $1.09 for the same period last year. In the third quarter of 2007, earnings were $.39 per share versus $.37 for the same quarter last year.

        Loan and deposit growth continued throughout the first nine months of 2007. The 12.1% increase in loans and 4.5% increase in deposits are due in part to recent hires in the Bank’s lending and business development groups and new branch openings. A portion of the loan growth was funded by runoff from the Bank’s investment securities portfolio, thus increasing the concentration of loans on the Bank’s balance sheet. The increase in loan concentration, along with deposit cost controls, was largely responsible for a nine basis point improvement in the Bank’s net interest margin in 2006 and the Bank’s ability to maintain its margin in 2007. Improvement and maintenance of margin are contrary to the declines experienced by many other regional and community banks throughout the country.

         The current interest rate environment and competitive conditions in the Bank’s market area both pose challenges. The yield curve continues to be flat to inverted, with short-term interest rates at approximately the same or higher levels than intermediate and longer-term interest rates. This negatively impacts the Bank’s net interest spread, or the difference between what the Bank pays for deposits and earns on loans and securities, because short-term interest rates are a key driver of the Bank’s deposit rates and intermediate and longer-term interest rates are key drivers of yields that can be earned by the Bank on loans and securities. In addition to the unfavorable yield curve, strong competition for loans and deposits in the Bank’s market area has put upward pressure on deposit pricing, downward pressure on loan pricing and made core deposit growth challenging. Either a restoration of yield curve slope or a lessening of competition should enhance earnings.

        The Bank expects to open two branches in Suffolk County, Long Island in late 2007 or early 2008. The branch sites are located in Babylon and on Main Street in Northport Village.

Net Interest Income

        Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,

	2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
Assets
Federal funds sold	$29,872	$1,165	5.21%	$18,965	$689	4.86%
Investment Securities:
Taxable	282,692	9,746	4.61	346,386	10,838	4.18
Nontaxable (1)	146,992	7,270	6.59	142,983	7,106	6.63
Loans (1) (2)	468,815	23,084	6.58	412,001	20,070	6.51

Total interest-earning assets	928,371	41,265	5.94	920,335	38,703	5.62

Allowance for loan losses	(4,100)			(3,548)

Net interest-earning assets	924,271			916,787
Cash and due from banks	32,685			29,801
Premises and equipment, net	9,115			8,022
Other assets	19,203			18,731

	$985,274			$973,341

Liabilities and Stockholders’ Equity
Savings and money market deposits	$322,590	3,568	1.48	$367,829	3,344	1.22
Time deposits	212,396	7,395	4.66	147,907	4,422	4.00
Borrowed funds	21,254	713	4.49	44,268	1,511	4.56

Total interest-bearing liabilities	556,240	11,676	2.81	560,004	9,277	2.21

Checking deposits	328,164			317,714
Other liabilities	3,650			3,637

	888,054			881,355
Stockholders’ equity	97,220			91,986

	$985,274			$973,341

Net interest income (1)		$29,589			$29,426

Net interest spread (1)			3.13%			3.41%

Net interest margin (1)			4.26%			4.27%

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

	Nine Months Ended September 30,

	2007 Versus 2006 Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume(1)	Net Change

	(in thousands)
Interest Income:
Federal funds sold	$396	$51	$29	$476
Investment securities:
Taxable	(1,993)	1,104	(203)	(1,092)
Nontaxable	199	(34)	(1)	164
Loans	2,768	217	29	3,014

Total interest income	1,370	1,338	(146)	2,562

Interest Expense:
Savings and money market deposits	(411)	724	(89)	224
Time deposits	1,928	728	317	2,973
Borrowed funds	(786)	(26)	14	(798)

Total interest expense	731	1,426	242	2,399

Increase (decrease) in net interest income	$639	$(88)	$(388)	$163

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

        Net interest income on a tax-equivalent basis increased by $163,000 from $29,426,000 for the first nine months of 2006 to $29,589,000 for the same period this year. The most significant reason for the growth in net interest income was that management used proceeds from the maturity and paydown of taxable securities to fund loan growth and thereby moved money from a lower to a higher yielding asset category. Total loans grew by $65.9 million, or 15.1%, from $437.8 million at September 30, 2006 to $503.7 million at September 30, 2007. Loans now represent 49.9% of total assets versus 44.2% of total assets at September 30, 2006.

        The yield on interest-earning assets increased by 32 basis points largely because of the shift from securities to loans. The higher yield resulted in an increase in net interest income on those interest-earning assets funded by checking deposits and capital. Checking deposits and capital have no associated interest cost, and this is the primary reason that the growth of checking balances has historically been one of the Corporation’s key strategies for increasing earnings per share. Although actual checking deposits decreased by approximately $6.9 million between December 31, 2006 and September 30, 2007, average checking deposits grew by approximately $10.5 million, or 3.3% when comparing the first nine months of 2007 to the same period last year. A significant portion of the Bank’s interest-earning assets continues to be funded by such deposits.

        As a partial offset to the increase in net interest income realized on interest-earning assets funded by checking deposits and capital, the Bank’s net interest spread declined by

28 basis points thus causing a decrease in net interest income on those interest-earning assets funded by interest-bearing liabilities. Net interest spread declined in the presence of a yield curve characterized by short-term interest rates that are approximately the same or higher than intermediate and longer-term interest rates. This negatively impacted the Bank’s net interest spread because short-term interest rates are a key driver of the Bank’s deposit rates and intermediate and longer-term interest rates are key drivers of yields that can be earned by the Bank on loans and securities. Net interest spread was also negatively impacted by increased competition for loans and deposits in the Bank’s market area which put upward pressure on deposit pricing, downward pressure on loan pricing and made core deposit growth challenging. With upward pressure on deposit pricing, funds migrated from the Bank’s lower yielding savings and money market products to its higher priced savings and money market products and competitively priced certificates of deposit.

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

        The Bank’s Reserve Committee meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s loan review officer. In addition, the Reserve Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance. The Bank’s allowance for loan losses is subject to periodic examination by the Office of the Comptroller of the Currency, the Bank’s primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable losses.

        The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired. In doing so, subjective judgments need to be made regarding whether or not it is probable that a borrower will be unable to pay all principal and interest due according to contractual terms. Once a loan is identified as being impaired, management uses the fair value of the underlying collateral and/or the discounted value of expected future cash flows to determine the amount of the impairment loss, if any, that needs to be included in the overall allowance for loan losses. In estimating the fair value of real estate collateral management utilizes appraisals and also makes qualitative judgments based on, among other things, its knowledge of the local real estate market and analyses of current economic conditions and trends. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

        In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed. Statistical information regarding the Bank’s historical loss experience over a period of time is the starting point in making such estimates. However, future losses could vary significantly from those experienced in the past and accordingly management periodically adjusts its historical loss experience to reflect current conditions. In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others, national and local economic conditions and trends, environmental risks, trends in volume and terms of loans, concentrations of credit, changes in lending policies and procedures, and experience, ability, and depth of the Bank’s lending staff. Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

        Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Asset Quality

        The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

	(dollars in thousands)
Nonaccruing loans	$121	$135
Loans past due 90 days or more as to principal or interest payments and still accruing	—	50
Foreclosed real estate	—	—

Total nonperforming assets	121	185
Troubled debt restructurings	—	—

Total risk elements	$121	$185

Nonaccruing loans as a percentage of total loans	.02%	.03%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.02%	.04%

Risk elements as a percentage of total loans and foreclosed real estate	.02%	.04%

Allowance and Provision for Loan Losses

        The allowance for loan losses grew by $373,000 during the first nine months of 2007, amounting to $4,264,000 at September 30, 2007, or .8% of total loans, as compared to $3,891,000 at December 31, 2006, or ..9% of total loans. During the first nine months of 2007 the Bank had loan chargeoffs and recoveries of $4,000 and $1,000, respectively, and recorded a $376,000 provision for loan losses. The provision for loan losses decreased by $98,000 when comparing the first nine months of 2007 to the same period last year primarily as a result of greater loan growth in the first nine months of 2006.

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

        Loans secured by real estate represent approximately 88% of the Bank’s total loans outstanding at September 30, 2007. Most of these loans were made to borrowers domiciled on Long Island and are secured by Long Island properties. The amount of future chargeoffs and provisions for loan losses could be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and the value of real estate collateral securing the Bank’s mortgage loans. If economic conditions on Long Island were to deteriorate, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

        Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

        Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income decreased by $94,000, or 2.1%, when comparing the first nine months of 2007 to the same period last year. The decrease is principally due to a decrease in service charges on deposit accounts of $188,000, as partially offset by a $49,000 increase in Investment Management Division income. Service charge income decreased primarily as a result of reductions in maintenance and activity and returned check charges. Service charge income continues to be negatively impacted by increased competition in the Bank’s market area and the maintenance of higher deposit balances by customers.

        Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $358,000, or 1.8%, from $20,267,000 for the first nine months of 2006 to $20,625,000 for the current nine-month period. The increase is primarily comprised of an increase in salaries of $795,000, or 8.4% and an increase in occupancy and equipment expense of $307,000, or 10.2%, as partially offset by a decrease in employee benefits expense of $692,000, or 18.8%. In addition to normal annual salary adjustments, the increase in salaries expense principally resulted from the increases in lending and business development staff and, to a lesser extent, an increase in stock-based compensation expense. A significant reason for the increase in stock-based compensation expense is additional equity awards this year as well as the timing and nature of equity awards. The increase in occupancy and equipment expense is largely attributable to the opening of the Smithtown branch in the fourth quarter of 2006 and investments in new technology. The decrease in employee benefits expense is primarily the result of the discontinuation of profit sharing contributions beginning in 2007 and a reduction in the cost of the Bank’s supplemental executive retirement program (“SERP”). SERP expense is down partially because of a reduction in the number of SERP plan participants.

        Income tax expense as a percentage of book income (“effective tax rate”) was 19.5% for the first nine months of 2007 as compared to 21.0% for the same period last year. The decrease in the effective tax rate is primarily due to the fact that tax-exempt income is a larger portion of pre-tax income in 2007 than it was in 2006.

Results of Operations –	Three Months Ended September 30, 2007 versus September 30, 2006

         Net income for the third quarter of 2007 was $2,976,000, or $.39 per share, as compared to $2,879,000, or $.37 per share, for the same quarter last year. The largest components of the increase in net income are an $87,000 increase in net interest income and a $270,000 decrease in employee benefits expense. The impact of these items was partially offset by an increase in occupancy and equipment expense of $110,000, an increase in the Corporation’s effective tax rate from 18.5% in the third quarter of 2006 to 20.0% for the current quarter, and an $84,000 increase in the provision for loan losses. The provision for loan losses increased as a result of greater loan growth in the third quarter of 2007. The effective tax rate was lower in the third quarter of 2006 due to a decrease in taxes accrued with respect to the Bank’s REIT subsidiary. The reasons for the other variances are substantially the same as those discussed with respect to the nine-month periods.

Capital

        The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 20.93%, 20.05% and 9.67%, respectively, at September 30, 2007 substantially exceed the requirements for a well-capitalized bank. The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation substantially exceeded at September 30, 2007.

        Total stockholders’ equity increased by $3,947,000, from $95,561,000 at December 31, 2006 to $99,508,000 at September 30, 2007. The increase is largely attributable to net income of $8,444,000, as partially offset by $3,254,000 in cash dividends declared and $2,527,000 expended for share repurchases. Also contributing to the increase, but to a much lesser extent, are proceeds from the exercise of stock options, stock-based compensation and unrealized gains on available-for-sale securities.

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

        The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended September 30, 2007 was 628,547 shares, 4.6% of which resulted from open market purchases by the Corporation under its share repurchase program.

        Russell Microcap Index. Frank Russell Company maintains a family of U.S. equity indices. The indices are reconstituted in June of each year based on market capitalization and do not reflect subjective opinions. All Indices are subsets of the Russell 3000E Index, which represents most of the investable U. S. equity market.

        The Corporation’s common stock is included in the Russell Microcap Index. The average market capitalization of companies in the Russell Microcap Index is $300.9 million, the median market capitalization is $260.1 million, the capitalization of the largest company in the index is $711.4 million, and the capitalization of the smallest company in the index is $78.6 million. The Corporation’s market capitalization as of September 30, 2007 was approximately $158 million.

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

Cash Flows and Liquidity

        Cash Flows.  The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first nine months of 2007, the Corporation’s cash and cash equivalent position increased by $17,902,000. The increase occurred primarily because cash provided by deposit growth, securities runoff, borrowed funds and operations exceeded the cash needed to grow loans.

Total time deposits grew by $57,349,000 during the period, amounting to $242,128,000 at September 30, 2007. Of that amount, $237,124,000 matures within twelve months, and of that amount, $198,551,000 matures in three months or less.

        Liquidity.   The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight position in federal funds sold, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At September 30, 2007, the Bank had an overnight federal funds sold position of $7,000,000 and an available-for-sale securities portfolio of $234,793,000.

        The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings in the form of FHLB advances and repurchase agreements. However, neither the Bank’s FHLB membership nor the repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Bank. The amount that the Bank can potentially borrow from these parties is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At September 30, 2007, the Bank has unencumbered eligible securities collateral of approximately $169 million.

         The Bank can also purchase overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $25 million do not represent legal commitments to extend credit on the part of the other banks.

        As a backup to borrowing from the FHLB, brokerage firms and other commercial banks, the Bank is eligible to borrow on a secured basis at the Federal Reserve Bank (“FRB”) discount window under the primary credit program. Primary credit, which is normally extended on a very short-term basis, typically overnight, at a rate which is currently 50 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

Legislation

        Commercial checking deposits currently account for approximately 27% of the Bank’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits in the future. Either could have a material adverse impact on the Bank’s future results of operations.

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

        The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at September 30, 2007 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2008 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at September 30, 2007 and net interest income on a tax-equivalent basis for the year ending September 30, 2008 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

        Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, while rates on all of the Bank’s interest earning assets could drop by 100 or 200 basis points, rates on a number of its deposit products could not because they are priced at or below 100 basis points. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case are somewhat less than the projected decreases in rates up 100 and 200 basis points.

	Net Portfolio Value at September 30, 2007		Net Interest Income Year Ending September 30, 2008

Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

	(dollars in thousands)
+ 200 basis point rate shock	$84,597	(21.2)%	$33,461	(15.8)%
+ 100 basis point rate shock	95,668	(10.9)	36,606	(7.9)
Base case (no rate change)	107,366	—	39,750	—
- 100 basis point rate shock	118,924	10.8	42,800	7.7
- 200 basis point rate shock	131,549	22.5	44,755	12.6
21

Forward Looking Statements

         “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contain various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words “may”, “expect”, “could”, “should”, “would” or “believe.” The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

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

Item 2. Issuer Purchase of Equity Securities

       Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the third quarter of 2007 are set forth in the table that follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2007 to July 31, 2007	59,170	$20.56	59,170	84,510
August 1, 2007 to August 31, 2007	8,575	$19.40	8,575	275,935
September 1, 2007 to September 30, 2007	4,680	$19.99	4,680	271,255

(1)
All shares purchased by the Corporation under its stock repurchase program in the third quarter of 2007 were purchased under a 300,000 share plan approved by the Corporation’s board of directors on January 17, 2006 and publicly announced on January 20, 2006. In addition, a 200,000 share plan under which no shares have yet been purchased was approved by the Board on August 21, 2007 and publicly announced on August 23, 2007. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5. Other Information

      On November 8, 2007, the Corporation issued a press release regarding the Corporation’s financial condition as of September 30, 2007 and its results of operations for the nine and three month periods then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

        a) The following exhibits are included herein.

Exhibit No.	Name

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1	Press Release dated November 8, 2007 regarding the nine and three month periods ended September 30, 2007
23

SIGNATURES Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION

(Registrant)

Date: November 2, 2007	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.

31	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	26

32	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 906 Of The Sarbanes-Oxley Act of 2002	28

99.1	Press Release dated November 8, 2007 regarding the nine and three month periods ended September 30, 2007	29

25