Form 10-K
period 2007-12-31
FIRST OF LONG ISLAND CORP
filed 2008-03-17
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes ☐ No ☒

          The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 29, 2007, the last business day of the Corporation’s most recently completed second fiscal quarter, was $133,879,580. This value was computed by reference to the price at which the stock was last sold on June 29, 2007 and excludes $23,756,004 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding, February 29, 2008

Common Stock, $.10 par value	7,261,438

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Corporation’s Annual Report to shareholders for the fiscal year ended December 31, 2007 are incorporated by reference into Parts II and IV.

          Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2008 are incorporated by reference into Part III.

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

          All of the financial operations of the Corporation are considered to be aggregated in one reportable operating segment. All revenues are attributed to and all long-lived assets are located in the United States.

          The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies, and other organizations primarily in Nassau and Suffolk Counties, Long Island. However, the Bank has three commercial banking branches in Manhattan and may open additional Manhattan branches in the future.

          The principal business of the Bank has historically consisted of attracting business and consumer checking deposits, money market deposits, time deposits and savings deposits and investing those funds in commercial and residential mortgage loans, commercial loans, home equity loans, and investment securities. The Corporation’s loan portfolio is currently primarily comprised of loans to borrowers in Nassau and Suffolk Counties and New York City, and its real estate loans are principally secured by properties located in those geographic areas.

          The Bank’s investment securities portfolio is primarily comprised of U.S. government agency securities (including pass-through mortgage-backed securities), collateralized mortgage obligations, and state and municipal securities. The Bank also regularly sells federal funds on an overnight basis to a number of banking institutions.

          The Bank offers a variety of deposit products having a wide range of interest rates and terms. The principal products include checking accounts, money market accounts, savings accounts, escrow service and IOLA (interest on lawyer) accounts, time deposit accounts and IRA accounts.

          In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services

•	ATM Banking

•	Bank by Mail

•	Bill Payment Using PC or Telephone Banking

•	Cash Management Services

•	Collection Services

•	Controlled Disbursement Accounts

•	Counter Checks

•	Drive-Through Banking

•	Gift Checks and Personal Money Orders

•	Internet PC Banking

•	Merchant Credit Card Depository Services

•	Lock Box Services

•	Night Depository Services

•	Payroll Services

•	Remote Deposit

•	Safe Deposit Boxes

•	Securities Transactions

•	Signature Guarantee Services

•	Telephone Banking

•	Travelers Checks

•	Trust and Investment Management Services

•	U.S. Savings Bonds

•	Wire Transfers and Foreign Cables

•	Withholding Tax Depository Services

          The Bank has a main office located in Glen Head, New York, eleven other full service offices (Garden City, Greenvale, Huntington, Locust Valley, Merrick, Northport, Northport Village, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury), twelve commercial banking offices (Bohemia, Deer Park, two in Farmingdale, Great Neck, Hauppauge, Hicksville, three in Manhattan, New Hyde Park, Valley Stream), and two Select Service Banking Centers (Lake Success, Smithtown) which serve the needs of both businesses and affluent consumers. The Bank’s newest office is the full service office in Northport Village, New York, which was opened in the fourth quarter of 2007. The Bank will open a full service office in Babylon, Long Island in 2008 and continues to evaluate potential new branch sites both on Long Island and in Manhattan.

          The Bank’s revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

          The Bank did not commence, abandon, or significantly change any of its lines of business during 2007.

          The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of larger banks, such as Citibank, JPMorgan Chase, Capital One, and Commerce Bank, various community banks on Long Island and in Manhattan, mortgage brokers, brokerage firms and credit unions.

Lending Activities

           General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Bank’s Board of Directors and contained in the Bank’s loan policies. The loan policies allow for exceptions and set forth specific exception approval requirements. Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan, and the value of the collateral, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.

          The Bank primarily conducts its lending activities out of its main office in Glen Head, NY, its Nassau County regional lending office in Garden City, NY and its Suffolk County regional lending office in Hauppauge, NY. The Bank’s loan portfolio is currently primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers in Nassau and Suffolk Counties. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity loans and lines, commercial loans, construction loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts, or general business assets. Consumer loans include, among other things, auto loans, unsecured home improvement loans, secured and unsecured personal loans, overdraft checking lines, and VISA® credit cards.

          The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates. Commercial and residential mortgage loans are made with terms usually not in excess of thirty years. Fixed rate residential mortgage loans with terms greater than fifteen years are generally not maintained in the Bank’s portfolio. Commercial loans generally mature within five years, and consumer loans and home equity lines generally mature within ten years. The Bank’s usual practice is to lend no more than 65% to 75% of appraised value on residential mortgage loans, 65% on home equity lines, 70% to 75% on fixed rate home equity loans, and 70% to 75% on commercial mortgage loans. The lending limitations with regard to appraised value for loans on co-ops and condominiums are more stringent.

          The risks inherent in the Bank’s loan portfolio primarily stem from the following factors relating to borrower size, geographic concentration, real estate values and environmental contamination: first, loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls; second, the ability of many of the Bank’s borrowers to repay their loans may be dependent on the strength of the local economy; and finally, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on, among other things, the strength of the local real estate market and the condition of the property including the absence of environmental contamination. The Bank does not have any significant industry concentrations or any foreign loans.

          Loans in excess of $300,000 up to and including $5,000,000 require the approval of the Management Loan Committee. Loans in excess of $5,000,000 up to and including $7,500,000 also require the approval of two non-management members of the Board Loan Committee. Loans in excess of $7,500,000 require the recommendation of the Management Loan Committee and the approval of a majority of the Board of Directors.

          The composition of the Bank’s loan portfolio is set forth below.

	December 31,

	2007	2006	2005	2004	2003

	(in thousands)
Commercial and industrial	$61,317	$55,444	$47,310	$51,672	$47,886
Secured by real estate:
Commercial mortgages	169,621	138,225	107,578	88,783	87,712
Residential mortgages	194,926	173,757	160,090	150,711	139,890
Home equity loans	81,846	66,934	53,279	41,025	36,186
Construction loans	11,751	9,752	7,144	4,685	4,720
Other	4,893	4,835	5,145	6,040	6,459

	524,354	448,947	380,546	342,916	322,853
Net deferred loan origination costs (fees)	1,185	518	(54)	(479)	(882)

	525,539	449,465	380,492	342,437	321,971
Allowance for loan losses	(4,453)	(3,891)	(3,282)	(2,808)	(2,452)

	$521,086	$445,574	$377,210	$339,629	$319,519

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

	Maturity

	Within One Year	After One But Within Five Years	After Five Years	Total

	(in thousands)
Commercial and industrial loans:
Fixed rate	$9,030	$7,028	$12,304	$28,362
Variable rate	26,882	5,380	693	32,955

	$35,912	$12,408	$12,997	$61,317

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

           Past Due, Nonaccrual, and Restructured Loans. Selected information about the Bank’s past due, nonaccrual, and restructured loans can be found in the section of the Corporation’s 2007 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

          The accrual of interest on loans is discontinued when principal or interest payments become past due 90 days or more unless the loan is well secured and in the process of collection. As of December 31, 2007, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in “Note C - Loans” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

          Economic conditions in the Bank’s market area have been favorable in recent years. Future levels of impaired and other potential problem loans will be affected by the strength of the local economy.

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

          Changes in the Bank’s allowance for loan losses for each of the five years in the period ended December 31, 2007 and the allocation of the Bank’s allowance for loan losses by loan type at the end of each of these years can be found in the section of the Corporation’s 2007 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

          The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island. Such conditions could affect the financial strength of the Bank’s borrowers and do affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 87% of the Bank’s total loans outstanding at December 31, 2007. Most of these loans were made to borrowers domiciled on Long Island and in New York City and are secured by Long Island and New York City properties. Local economic conditions have been good and real estate values have grown considerably over a number of years. However, in 2007 residential real estate values on Long Island began to decline. The decline could continue and economic conditions could deteriorate. If this occurs, and the decline and deterioration are substantial, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Bank may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

          At December 31, 2007, the Bank had net unrealized gains of $656,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $1,861,000 and gross unrealized losses of $1,205,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. Gains that could be recognized currently upon the sale of securities with unrealized gains would be approximately offset by the reduction in future interest income that would result from purchasing replacement securities that are similar with respect to issuer and duration but currently have lower yields. The Bank intends and expects to be able to hold its held-to-maturity securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

           Portfolio Composition. The composition of the Bank’s investment portfolio can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

           Maturity Information. The maturities and weighted average yields of the Bank’s investment securities at December 31, 2007 can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

          During 2007, the Bank received cash dividends totaling $94,288 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 7.01%.

Sources of Funds

           General. The Bank’s primary sources of liquidity are deposit growth, maturity and amortization of investment securities, loan payments, operations, borrowings from brokerage firms and commercial banks under repurchase agreements, and borrowings from the Federal Home Loan Bank of New York under repurchase agreements and a variety of other arrangements. The Bank can also borrow overnight federal funds from other commercial banks and borrow at the Federal Reserve Bank discount window. A further discussion of borrowing sources can be found in the section of the Corporation’s 2007 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

          The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including “Free”, “First Class”, “Regular”, and “Senior Citizen” checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including IOLA; escrow service accounts; rent security accounts; money market products, including traditional personal and nonpersonal money market savings accounts, and “Super Business Money Market” – a high yielding business money market savings account; savings products, including traditional personal and nonpersonal statement and passbook savings accounts, “Super Select Savings” – a high yielding personal statement savings account and “Platinum Savings” – high yielding business and personal savings accounts; savings certificates (3 month, 6 month and 1 to 6 year terms); jumbo certificates; holiday club accounts; and individual retirement accounts, including savings certificates with terms of 3 months to 6 years and “Super Select IRA Savings” – a high yielding IRA money market savings account.

          The Bank relies primarily on customer service, calling programs, lending relationships, referral sources, competitive pricing, and advertising to attract and retain deposits. Currently, the Bank solicits deposits only from its local market area and does not have any deposits which qualify as brokered deposits under applicable Federal regulations. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

           Classification of Average Deposits. The Bank’s average deposit balances by major classification are set forth below.

	Year ended December 31,

	2007		2006		2005

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(dollars in thousands)
Checking	$327,686	—%	$321,438	—%	$313,548	—%
Savings and money market	320,539	1.49	362,339	1.28	426,546.82
Time deposits	220,196	4.58	158,622	4.15	78,748	2.49

	$868,421	1.71%	$842,399	1.33%	$818,842.67%

           Remaining Maturities of Time Deposits. The remaining maturities of the Bank’s time deposits in amounts of $100,000 or more and less than $100,000 at December 31, 2007 can be found in “Note E - Deposits” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

Competition

          The Bank competes against other commercial banks as well as savings banks, mortgage brokers, brokerage firms and credit unions in its market area. The Bank competes for loans on the basis of the quality of service it provides, loan structure, competitive pricing and branch locations, and competes for deposits by offering a high level of customer service, paying competitive rates and through the geographic distribution of its branch system.

Employees

          As of December 31, 2007, the Bank had 215 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

Regulation

          The Corporation is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission. The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency. The Bank is also subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation.

Availability of Reports

          The First National Bank of Long Island maintains an Internet website at www.fnbli.com. The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Bank’s Internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports at present simply go to the homepage of the Bank’s Internet website and click on “Investor Relations”, then click on “SEC Filings”, and then click on “Corporate SEC Filings.” This will bring you to a listing of the Corporation’s reports maintained on the SEC’s EDGAR website. You can then click on any report to view its contents.

ITEM 1A.  RISK FACTORS

          The Corporation is exposed to a variety of risks, some of which are inherent in the banking business. The more significant of these are addressed by the Corporation’s written policies and procedures, the adherence to which is monitored on an ongoing basis. The risks faced by the Corporation include, among others, credit risk, interest rate risk, liquidity risk, market risk for the Corporation’s common stock, changes in and compliance with laws and regulations, and legislative risk.

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

          Credit risk in the Corporation’s loan portfolio has been addressed by adopting board approved commercial, consumer, and mortgage loan policies and maintaining a loan review function. The loan policies contain what the Corporation believes to be appropriate underwriting guidelines which include, among other things, specific loan approval requirements, maximum loan terms, loan to appraised value limits for mortgage loans, and environmental study requirements.

          The credit risk within the Corporation’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, real estate values and environmental contamination. The Corporation’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Corporation’s loans are made to businesses and consumers on Long Island and in New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. Local economic conditions have been good and real estate values have grown considerably over a number of years. However, in 2007 residential real estate values on Long Island began to decline. The decline could continue and economic conditions could deteriorate. If this occurs, and the decline and deterioration are substantial, some of the Bank’s borrowers may be unable to make the required contractual payments on their loans, and the Corporation may be unable to realize the full carrying value of mortgage loans through foreclosure. Environmental impairment of properties securing mortgage loans is also a risk. However, at the present time, the Corporation is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

           Interest Rate Risk. The Corporation’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Corporation defines interest rate risk as the risk that the Corporation’s earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change. The Corporation has addressed interest rate risk by adopting a board approved interest rate risk policy which sets forth quantitative risk limits and calls for monitoring and controlling interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional interest rate sensitivity gap analysis. In addition, management has retained an outside consultant with expertise in asset liability management.

          Because the Corporation’s loans and investment securities generally reprice slower than its interest-bearing liabilities, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income. However, if the Corporation does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates and/or owns interest rate caps that are in-the-money at the time of the interest rate increase or become in-the-money as a result of the increase, the magnitude of the negative impact will decline and the impact could even be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Corporation purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

          Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Corporation’s net interest income. Furthermore, if the Corporation owns interest rate floors that are in-the-money at the time of the interest rate decrease or become in-the-money as a result of the decrease, the magnitude of the positive impact should increase. However, if the Corporation does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, regardless of whether or not it owns interest rate floors, the magnitude of the positive impact will decline and could even be negative.

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

          The Corporation’s primary internal sources of liquidity are its federal funds sold position and overnight investments, unencumbered investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At December 31, 2007, the Corporation had $21,768,000 in federal funds sold and other overnight investments and approximately $141 million in unencumbered available-for-sale securities.

          The Corporation is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Corporation’s primary external sources of liquidity are secured borrowings from the FHLB under a variety of borrowing arrangements and brokerage firms under repurchase agreements. However, neither the Corporation’s FHLB membership nor repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Corporation. The amount that the Corporation can potentially borrow from the FHLB and brokerage firms is dependent on, among other things, the amount of unencumbered eligible securities that the Corporation can use as collateral. At December 31, 2007, the Corporation had unencumbered eligible securities collateral of approximately $142 million.

          The Corporation can also purchase overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $25 million do not represent legal commitments to extend credit on the part of the other banks.

          As a backup to borrowing from the FHLB, brokerage firms and other commercial banks, the Corporation is eligible to borrow on a secured basis at the Federal Reserve Bank (“FRB”) discount window under the primary credit program. Primary credit, which is normally extended on a very short-term basis, typically overnight, at a rate 50 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

           Market Risk for the Corporation’s Common Stock. Trading volume in the Corporation’s common stock is limited. The publicly reported trading volume in 2007 and 2006, adjusted for the 2-for-1 stock split paid April 16, 2007, was 615,795 and 686,546 shares, respectively. Open market purchases by the Corporation under its share repurchase program accounted for 12.2% of the trading volume in 2007 and 7.8% in 2006. A reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both.

          In addition, the Corporation’s common stock is included in the Russell Microcap Index. The average market capitalization of companies in the Russell Microcap Index is $300.9 million, the median market capitalization is $260.1 million, the capitalization of the largest company in the index is $711.4 million, and the capitalization of the smallest company in the index is $78.6 million. The Corporation’s market capitalization as of December 31, 2007 was approximately $138 million.

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

           Laws and Regulation. The Corporation and the Bank (collectively referred to as the “Corporation”) are subject to extensive federal and state laws and regulations governing banks, bank holding companies and public companies. The Corporation’s primary regulators include the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission (collectively referred to as the “Regulators”). The Comptroller of the Currency regularly examines the Bank for safety and soundness and compliance with banking laws and regulations. Changes in laws and regulations affecting the Corporation, or the degree of the Corporation’s compliance with such laws and regulations as judged by the Regulators, could have a significant impact on the Corporation’s operations and its financial results. The Corporation controls the risk of noncompliance with laws and regulations by having Board approved compliance policies, hiring and retaining employees with the experience and skills necessary to properly address compliance on an ongoing basis, and consulting, when necessary with legal counsel on compliance matters.

           Pending Legislation. Commercial checking deposits currently account for approximately 27% of the Corporation’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-

bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits. Either could have a material adverse impact on the Corporation’s future results of operations.

          The Bank wholly-owns FNY Service Corp. (“FNY”), an investment company, and FNY owns all of the issued and outstanding common stock of The First of Long Island REIT, Inc (“REIT”), a real estate investment trust. Under current New York State (“NYS”) tax law, the REIT files a separate NYS tax return and, in conformity with federal tax treatment, is entitled to a dividends paid deduction for the dividends that it pays to FNY. Furthermore, FNY is entitled to a 100% dividends received deduction for any dividends that it receives from the REIT. The favorable tax treatment of dividends paid by the REIT and received by FNY should save the Corporation approximately $480,000 in 2008. The tax savings are impacted by, among other things, the current size and asset composition of the REIT and current interest rates. The 2008-2009 New York State Executive Budget proposes certain changes with respect to the tax treatment of captive REITs. If enacted into law, these changes would cause the earnings of captive REITs to become fully taxable in New York State after three years and thereby eliminate the tax benefit that the Corporation receives from its REIT subsidiary.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2.  PROPERTIES

          The Corporation neither owns nor leases any real estate. Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank.

          As of December 31, 2007, the Bank owns a total of eleven buildings in fee and leases nineteen other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

          None were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

          The Corporation’s common stock trades on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “FLIC”. The table appearing on page 4 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 showing the high and low sales prices, by quarter, for the years ended December 31, 2007 and 2006 is incorporated herein by reference.

          On February 29, 2008, there were 7,261,438 shares of the Corporation’s common stock outstanding with 610 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

          During 2007 the Corporation declared quarterly cash dividends aggregating $.58 per share. During 2006 the Corporation declared semi-annual cash dividends aggregating $.50 per share.

          The performance graph appearing on page 24 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 is incorporated herein by reference.

          Since 1988, the Corporation has had a stock repurchase program under which it has purchased from time to time shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the fourth quarter of 2007 appearing on page 23 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

          “Selected Financial Data” appearing on page 4 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 13 through 29 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and appearing on pages 25 through 28 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements, report of independent auditors, and unaudited quarterly financial data appearing on pages 30 through 57 of Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated herein by reference.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

          “Management’s Report on Internal Control Over Financial Reporting” appearing on page 29 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 is incorporated herein by reference.

(c) Attestation Report of the Registered Public Accounting Firm

          “Report of Independent Registered Public Accounting Firm” appearing on page 57 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 is incorporated herein by reference.

(d) Changes in Internal Control Over Financial Reporting

          There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

          None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          “ELECTION OF DIRECTORS” appearing on pages 4 through 7, “MANAGEMENT” appearing on page 15, “Governance and Nominating Committee” appearing on pages 8 and 9, and “Audit Committee” appearing on pages 9 and 10 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008 are incorporated herein by reference.

          The Corporation has adopted a code of ethics for senior financial officers. For the purposes of the code of ethics, senior financial officer means the Corporation’s President and Chief Executive Officer, Chief Financial Officer and Treasurer, and Controller. The Corporation’s Code of Ethics is posted on the Bank’s Internet website. To access the Code of Ethics for Senior Financial Officers simply go to the homepage of the Bank’s Internet website at www.fnbli.com and click on “Investor Relations”, and then click on “Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

          “COMPENSATION OF DIRECTORS”, “COMPENSATION COMMITTEE REPORT”, “COMPENSATION DISCUSSION AND ANALYSIS”, “COMPENSATION OF EXECUTIVE OFFICERS”, “SUMMARY COMPENSATION TABLE”, “COMPENSATION PURSUANT TO PLANS”, and “EMPLOYMENT CONTRACTS” appearing on pages 11 through 14 and 16 through 39 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          “VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS” appearing on Pages 1 through 3 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008 and the “Equity Compensation Plan Information” table appearing on page 31 of such Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          “TRANSACTIONS WITH MANAGEMENT AND OTHERS” appearing on page 39 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008 is incorporated herein by reference.

          The Board of Directors of the Corporation presently consists of a non-executive chairman and eleven other members. Each member, with the exception of Michael N. Vittorio who also serves as President and Chief Executive Officer of the Corporation and the Bank, is independent as independence for directors is defined in Nasdaq Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          “INDEPENDENT AUDITORS” appearing on pages 40 and 41 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

          The following consolidated financial statements of the Corporation and its subsidiary and report of independent registered public accounting firm thereon as required by Item 8 of this report are incorporated herein by reference.

•	Consolidated Balance Sheets - December 31, 2007 and 2006

•	Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005

•	Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

          None applicable.

(a) 3. Listing of Exhibits

          The following exhibits are submitted herewith.

Exhibit No.	Name

3 (i)	Certificate of Incorporation, as amended	(1)
3 (ii)	By-laws, as amended	(2)
10.1*	Incentive Compensation Plan	(3)
10.2*	1996 Stock Option and Appreciation Rights Plan	(4)
10.3*	Amendment to 1996 Stock Option and Appreciation Rights Plan dated February 20, 2001	(5)
10.4*	The First of Long Island Corporation 2006 Stock Compensation Plan	(6)
10.5**	Employment Agreement between Registrant and Michael N. Vittorio dated January 3, 2005	(7)
10.6**	Employment Agreement between Registrant and Donald L. Manfredonia dated January 1, 2002, as amended July 9, 2002 and January 1, 2005	(8)
10.7**	Employment Agreement between Registrant and Joseph G. Perri, dated January 1, 2002, as amended July 9, 2002 and January 1, 2005	(9)
10.8**	Employment Agreement between Registrant and Richard Kick, dated January 1, 2005	(10)

10.9**	Employment Agreement between Registrant and Mark D. Curtis, dated January 1, 2005	(11)
10.10**	Employment Agreement between Registrant and Brian J. Keeney, dated January 1, 2005	(12)
10.11**	Employment Agreement between Registrant and John Grasso, dated January 1, 2007	(13)
10.12**	Employment Agreement between Registrant and Sallyanne K. Ballweg, dated December 13, 2007	(14)
13	Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007
21	Subsidiary of Registrant
23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

*   Compensatory plan

** Management contract

(1)	Previously filed as part of Report on Form 10-K for 1998, filed March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

(2)	Previously filed as part of Report on Form 8-K, filed October 18, 2007, as exhibit 3(ii), which exhibit is incorporated herein by reference.

(3)	Previously filed as part of Report on Form 8-K, filed January 24, 2007, as Item 5.02, which item is incorporated herein by reference.

(4)	Previously filed as part of Report on Form 10-K for 1995, filed March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

(5)	Previously filed as part of Report on Form 10-K for 2000, filed March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.

(6)	Plan filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held April 18, 2006, filed March 15, 2006, which appendix is incorporated herein by reference.

(7)

Employment agreement previously filed as part of Report on Form 8-K, filed January 20, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference. Mr. Vittorio’s’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008.

(8)

Employment agreement previously filed as part of Report on Form 10-K for 2001, filed March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.5, which exhibit is incorporated herein by reference. Mr. Manfredonia’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008.

(9)

Employment agreement previously filed as part of Report on Form 10-K for 2001, filed March 29, 2002, as exhibit 10.8, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Perri’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Perri’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.6, which exhibit is incorporated herein by reference. Mr. Perri’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008.

(10)

Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.3, which exhibit is incorporated herein by reference. Mr. Kick’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008.

(11)

Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference. Mr. Curtis’ current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008.

(12)

Employment agreement previously filed as part of Report on Form 8-K/A, filed March 9, 2005, as Exhibit 10.2.1, which exhibit is incorporated herein by reference. Mr. Keeney’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008.

(13)

Employment agreement previously filed as part of Report on Form 10-K for 2006, filed March 16, 2007, as exhibit 10.11, which exhibit is incorporated herein by reference. Mr. Grasso’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008.

(14)

Employment agreement previously filed as part of Report on Form 8-K, filed January 4, 2008, as Exhibit 10.12, which exhibit is incorporated herein by reference. Ms. Ballweg’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2008.

(b) Exhibits

          Exhibits as listed under 15(a)3. above are submitted as a separate section of this report.

(c) Financial Statement Schedules – None

Signatures

          Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: February 21, 2008	By	/s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

	By	/s/ MARK D. CURTIS

MARK D. CURTIS, Senior Vice President and Treasurer (principal financial officer and principal accounting officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	February 21, 2008

Walter C. Teagle III

/s/ ALLEN E. BUSCHING	Director	February 21, 2008

Allen E. Busching

/s/ PAUL T. CANARICK	Director	February 21, 2008

Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	February 21, 2008

Alexander L. Cover

/s/ BEVERLY ANN GEHLMEYER	Director	February 21, 2008

Beverly Ann Gehlmeyer

/s/ WILLIAM H. J. HOEFLING	Director	February 21, 2008

William H. J. Hoefling

/s/ HOWARD THOMAS HOGAN JR.	Director	February 21, 2008

Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	February 21, 2008

John T. Lane

/s/ J. DOUGLAS MAXWELL JR.	Director	February 21, 2008

J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	February 21, 2008

Stephen V. Murphy

/s/ MILBREY RENNIE TAYLOR	Director	February 21, 2008

Milbrey Rennie Taylor

/s/ MICHAEL N. VITTORIO	Director	February 21, 2008

Michael N. Vittorio