Form 10-Q
period 2008-03-31
FIRST OF LONG ISLAND CORP
filed 2008-05-12
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________to __________________________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common stock, $.10 par value	7,225,801

THE FIRST OF LONG ISLAND CORPORATION
MARCH 31, 2008
INDEX

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2008	December 31, 2007

Assets:
Cash and due from banks	$36,441,000	$25,729,000
Federal funds sold and overnight investments	64,365,000	21,768,000

Cash and cash equivalents	100,806,000	47,497,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $191,140,000 and $193,890,000)	187,873,000	193,234,000
Available-for-sale, at fair value (amortized cost of $273,601,000 and $270,325,000)	277,878,000	273,080,000

	465,751,000	466,314,000

Loans:
Commercial and industrial	55,574,000	61,317,000
Secured by real estate:
Commercial mortgages	185,361,000	169,621,000
Residential mortgages	195,983,000	194,926,000
Home equity loans	82,334,000	81,846,000
Construction loans	11,481,000	11,751,000
Other	3,485,000	4,893,000

	534,218,000	524,354,000
Net deferred loan origination costs	1,333,000	1,185,000

	535,551,000	525,539,000
Allowance for loan losses	(4,615,000)	(4,453,000)

	530,936,000	521,086,000

Bank premises and equipment, net	11,235,000	10,922,000
Bank-owned life insurance	11,280,000	11,158,000
Other assets	11,475,000	12,042,000

	$1,131,483,000	$1,069,019,000

Liabilities:
Deposits:
Checking	$314,249,000	$318,322,000
Savings and money market	333,447,000	302,158,000
Time, $100,000 and over	204,140,000	197,554,000
Time, other	62,383,000	51,004,000

	914,219,000	869,038,000
Securities sold under repurchase agreements	111,022,000	92,110,000
Accrued expenses and other liabilities	3,457,000	4,686,000
Current income taxes payable	646,000	37,000
Deferred income taxes payable	1,273,000	764,000

	1,030,617,000	966,635,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares; Issued and outstanding, 7,230,671 and 7,454,385 shares	723,000	745,000
Surplus	402,000	96,000
Retained earnings	97,124,000	99,844,000

	98,249,000	100,685,000
Accumulated other comprehensive income net of tax	2,617,000	1,699,000

	100,866,000	102,384,000

	$1,131,483,000	$1,069,019,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,

	2008	2007

Interest and dividend income:
Loans	$8,320,000	$7,393,000
Investment securities:
Taxable	3,995,000	3,376,000
Nontaxable	1,540,000	1,603,000
Federal funds sold and overnight investments	306,000	275,000

	14,161,000	12,647,000

Interest expense:
Savings and money market deposits	1,121,000	1,162,000
Time deposits	2,396,000	2,255,000
Securities sold under repurchase agreements	1,067,000	432,000

	4,584,000	3,849,000

Net interest income	9,577,000	8,798,000
Provision for loan losses	164,000	122,000

Net interest income after provision for loan losses	9,413,000	8,676,000

Noninterest income:
Investment Management Division income	442,000	449,000
Service charges on deposit accounts	690,000	687,000
Net gains on sales of available-for-sale securities	91,000	17,000
Other	305,000	306,000

	1,528,000	1,459,000

Noninterest expense:
Salaries	3,557,000	3,484,000
Employee benefits	1,174,000	990,000
Occupancy and equipment expense	1,196,000	1,108,000
Other operating expenses	1,409,000	1,339,000

	7,336,000	6,921,000

Income before income taxes	3,605,000	3,214,000
Income tax expense	748,000	586,000

Net income	$2,857,000	$2,628,000

Weighted average:
Common shares	7,307,297	7,596,056
Dilutive stock options and restricted stock units	61,967	94,046

	7,369,264	7,690,102

Earnings per share:
Basic	$.39	$.35

Diluted	$.39	$.34

Cash dividends declared per share	$.15	$.14

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2008

						Accumulated
						Other
	Common Stock			Compre-		Compre-
				hensive	Retained	hensive
	Shares	Amount	Surplus	Income	Earnings	Income	Total

Balance, January 1, 2008	7,454,385	$745,000	$96,000		$99,844,000	$1,699,000	$102,384,000
Net Income				$2,857,000	2,857,000		2,857,000
Repurchase and retirement of common stock	(242,826)	(24,000)	(4,633,000)				(4,657,000)
Exercise of stock options, including tax benefit	19,112	2,000	275,000				277,000
Stock-based compensation			164,000				164,000
Cash dividends declared					(1,077,000)		(1,077,000)
Unrealized gains on available- for-sale-securities, net of reclassification adjustment and income taxes				918,000		918,000	918,000
Transfer from retained earnings to surplus			4,500,000		(4,500,000)

Comprehensive income				$3,775,000

Balance, March 31, 2008	7,230,671	$723,000	$402,000		$97,124,000	$2,617,000	$100,866,000

	Three Months Ended March 31, 2007

						Accumulated
						Other
	Common Stock			Compre-		Compre-
				hensive	Retained	hensive
	Shares	Amount	Surplus	Income	Earnings	Loss	Total

Balance, January 1, 2007	3,793,575	$379,000	$525,000		$95,122,000	$(465,000)	$95,561,000
Net Income				$2,628,000	2,628,000		2,628,000
Exercise of stock options, including tax benefit	9,247	1,000	299,000				300,000
Stock-based compensation			172,000				172,000
2-for-1 stock split	3,802,822	380,000			(380,000)
Cash dividends declared					(1,065,000)		(1,065,000)
Unrealized gains on available- for-sale-securities, net of reclassification adjustment and income taxes				207,000		207,000	207,000

Comprehensive income				$2,835,000

Balance, March 31, 2007	7,605,644	$760,000	$996,000		$96,305,000	$(258,000)	$97,803,000

See notes to unaudited consolidated financial statements

   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2008	2007

Cash Flows From Operating Activities:
Net income	$2,857,000	$2,628,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	164,000	122,000
Deferred income tax credit	(95,000)	(74,000)
Depreciation and amortization	431,000	394,000
Premium amortization on investment securities, net	101,000	112,000
Net gains on sales of available-for-sale securities	(91,000)	(17,000)
Stock-based compensation expense	164,000	172,000
Accretion of cash surrender value on bank owned life insurance	(122,000)	(111,000)
Decrease in prepaid income taxes	—	240,000
Decrease (increase) in other assets	567,000	(242,000)
Decrease in accrued expenses and other liabilities	(1,188,000)	(1,187,000)
Increase in income taxes payable	609,000	329,000

Net cash provided by operating activities	3,397,000	2,366,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	12,611,000	5,374,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	7,320,000	12,768,000
Available-for-sale	32,783,000	12,962,000
Purchase of investment securities:
Held-to-maturity	(1,954,000)	(4,102,000)
Available-for-sale	(48,685,000)	(7,731,000)
Net increase in loans to customers	(10,014,000)	(8,236,000)
Purchases of bank premises and equipment	(744,000)	(548,000)

Net cash provided by (used in) investing activities	(8,683,000)	10,487,000

Cash Flows From Financing Activities:
Net increase in total deposits	45,181,000	33,590,000
Net increase (decrease) in securities sold under repurchase agreements	18,912,000	(14,628,000)
Exercise of stock options	265,000	261,000
Tax benefit of stock options	12,000	39,000
Repurchase and retirement of common stock	(4,657,000)	—
Cash dividends paid	(1,118,000)	(2,088,000)

Net cash provided by financing activities	58,595,000	17,174,000

Net increase in cash and cash equivalents	53,309,000	30,027,000
Cash and cash equivalents, beginning of year	47,497,000	23,790,000

Cash and cash equivalents, end of period	$100,806,000	$53,817,000

Supplemental Noncash Disclosures:
Cash dividends payable	$1,084,000	$1,064,000
Proceeds receivable from maturity of available-for-sale security	—	20,000,000

The Corporation made interest payments of $4,746,000 and $3,786,000 and income tax payments of $222,000 and $51,000 during the first quarters of 2008 and 2007, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
MARCH 31, 2008
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

          The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc. The consolidated entity is referred to as the Corporation and the Bank and its direct and indirect subsidiaries are collectively referred to as the Bank. The Corporation’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

          The consolidated financial information included herein as of and for the periods ended March 31, 2008 and 2007 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2007 consolidated balance sheet was derived from the Corporation’s December 31, 2007 audited consolidated financial statements.

2. Stock-based Compensation

          The Corporation has two share-based compensation plans which are described below. The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 321,050 shares remain available for grant as of March 31, 2008. The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares. Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code. Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded. Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

Fair Value of Stock Option Awards. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model. The values of awards made in 2008 and 2007, as well as the assumptions utilized in determining such values, are presented below.

	2008	2007

Grant date fair value	$6.72	$6.05
Expected volatility	45.42%	25.24%
Expected dividends	3.24%	2.06%
Expected term (in years)	6.82	6.70
Risk-free interest rate	3.49%	4.53%

          Expected volatility was based on historical volatility for the expected term of the options. The Corporation used historical data to estimate the expected term of options granted. The risk-free interest rate is the implied yield at the time of grant on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.

          Fair Value of Restricted Stock Units. The fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.

          Compensation Expense. Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible. However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period. For options and RSUs outstanding and not yet vested, the Corporation assumes an annual forfeiture rate of 1.26% in determining compensation expense. The Corporation recorded compensation expense for share-based payments of $164,000 and $172,000 and recognized income tax benefits of $65,000 and $68,000 in the first quarter of 2008 and 2007, respectively.

          Option Activity. On January 22, 2008 the Corporation’s board of directors granted 78,451 nonqualified stock options under the 2006 Plan. The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

          A summary of options outstanding under the Corporation’s stock compensation plans as of March 31, 2008 and changes during the three month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2008	516,266	$18.90
Granted	78,451	18.50
Exercised	(19,112)	13.85
Forfeited or expired	(9,042)	22.34

Outstanding at March 31, 2008	566,563	$18.96	6.50	$1,065

Exercisable at March 31, 2008	377,536	$18.41	5.25	$1,003

          The total intrinsic value of options exercised during the first three months of 2008 and 2007 was $96,000 and $147,000, respectively. The total fair value of options vested during the first three months of 2008 and 2007 was $64,000 and $140,000, respectively.

          Restricted Stock Activity. On January 22, 2008, the Corporation’s Board of Directors granted 24,241 RSUs under the 2006 Plan. The Corporation’s financial performance for 2010 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted. In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted. A summary of the status of the Corporation’s nonvested shares as of March 31, 2008 and changes during the three month period then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2008	28,306	$21.06
Granted	24,241	16.81
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2008	52,547	$19.10

          Unrecognized Compensation Cost. As of March 31, 2008, there was $1,331,000 of total unrecognized compensation cost related to nonvested equity awards. The cost is expected to be recognized over a weighted-average period of 1.73 years.

          Cash Received and Tax Benefits Realized. Cash received from option exercises for the three months ended March 31, 2008 and 2007 was $265,000 and $261,000, respectively. The actual tax benefits realized for the tax deductions from option exercises for the first three months of 2008 and 2007 was $12,000 and $39,000, respectively.

          Other. No cash was used to settle stock options during the first quarter of 2008 or 2007. The Corporation uses newly issued shares to settle stock option exercises and currently plans to use newly issued shares upon the conversion of restricted stock units.

3. Earnings Per Share

          There were 373,503 and 303,080 shares of common stock underlying equity awards outstanding at March 31, 2008 and 2007, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

4. Defined Benefit Pension Plan

          The following table sets forth the components of net periodic pension cost for accounting purposes.

	Three Months Ended March 31,

	2008	2007

	(in thousands)
Service cost, net of plan participant contributions	$254	$218
Interest cost	228	207
Expected return on plan assets	(342)	(290)
Amortization of prior service cost	5	5

Net pension cost	$145	$140

          The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank has no minimum required contribution to the Plan for the plan year ending September 30, 2008, and its maximum tax deductible contribution is approximately $2,427,000. The Bank expects to make a contribution within that range by September 30, 2008, but the amount of such contribution has not yet been determined. The Bank contributed $1,000,000 to the Pension Plan in August 2007 for the Plan year ended September 30, 2007.

5. Adoption of New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 on January 1, 2008 was not material to the Corporation’s consolidated financial statements.

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

6. Fair Value

          SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

          The fair values of the Corporation’s investment securities designated as available-for-sale are currently determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the securities’ relationship to other benchmark quoted securities. Assets and liabilities measured at fair value by the Corporation are summarized below.

		Fair Value Measurements at March 31, 2008 Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)

Available-for-sale securities	$277,878	$—	$277,878	$—

7. Income Taxes

          The 2008-2009 New York State budget (the “Budget”) was passed in April 2008. The Budget includes changes to New York State tax law applicable to banks. The tax law changes could result in the Corporation losing the annual tax benefit currently derived from its REIT entity of approximately $500,000 and could cause the Corporation to liquidate or reorganize its REIT entity and thereby incur one-time tax charges.

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

Overview

          In the first quarter of 2008, the Corporation earned $.39 per share, or $2,857,000, as compared to $.34 per share, or $2,628,000, for the same quarter last year. The 14.7% increase in earnings per share for the quarter exceeds the 8.7% increase in net income because of the large volume of shares (242,826) repurchased during the quarter. When comparing the current quarter to the same quarter last year, ROE increased by 33 basis points from 11.09% to 11.42%, while ROA decreased slightly (4 basis points) from 1.09% to 1.05%.

          The growth in earnings for the first quarter of 2008 is largely attributable to growth of just over 12% in the overall balance sheet. Average time deposits grew by $58.3 million, or 29%, and average total borrowings grew by $68.6 million, or 191%. The funds provided by time deposit growth along with funds provided by maturities and monthly paydowns on the Bank’s investment securities portfolio were used to grow loans. Average total loans for the first quarter of 2008 were up $80.7 million, or 17.8%, over the same quarter last year and represented 51.3% of average interest-earning assets in the current quarter versus 49% last year. Growing loans in a measured and disciplined manner improves the Bank’s current and future earnings prospects and is an integral part of the Bank’s long-term strategic plan. The funds provided by the increased level of borrowings were used to purchase investment securities. Changes in the interest rate environment during the latter part of 2007 widened the spread between borrowing rates and available investment yields and thereby made a borrowing and investing strategy worthwhile.

          The credit quality of the Bank’s loan portfolio continues to be excellent as evidenced by the low level of nonperforming assets ($352,000). The Bank has not originated nor does it hold any subprime mortgages in its loan portfolio. In addition, all of the Bank’s mortgage securities are backed by conventional mortgages guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).

          The current interest rate environment and competitive conditions in the Bank’s market area continue to pose challenges. Interest rates declined significantly during the first quarter of this year as evidenced by a 200 basis point decline in the federal funds target rate. If rates remain at current levels this will eventually hurt earnings as loans reprice in a low rate environment and proceeds from maturities and amortization of loans and securities are redeployed in a low rate environment. Competition in the Bank’s market area continues to put upward pressure on deposit pricing and downward pressure on loan pricing and makes the growth of noninterest-bearing checking deposits and lower yielding deposit products challenging.

          In late December 2007, the Bank opened a full service branch in Northport Village, Long Island. In the first quarter of 2008, the Bank opened a full service branch in Babylon, Long Island and converted its Garden City branch from a commercial banking office to a full service branch. Additionally, the Bank moved its Nassau Regional Commercial Banking Team from Glen Head to Garden City. Continued branch expansion in key markets on Long Island and in Manhattan remains an ongoing initiative.

Net Interest Income

          Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,

	2008			2007

	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate

	(dollars in thousands)
Assets
Federal funds sold and overnight investments	$42,853	$306	2.87%	$21,214	$275	5.26%
Investment Securities:
Taxable	320,558	3,995	5.01	302,519	3,376	4.53
Nontaxable (1)	142,948	2,333	6.53	147,259	2,429	6.60
Loans (1) (2)	533,680	8,328	6.28	452,977	7,394	6.62

Total interest-earning assets	1,040,039	14,962	5.78	923,969	13,474	5.90

Allowance for loan losses	(4,585)			(3,979)

Net interest-earning assets	1,035,454			919,990
Cash and due from banks	30,430			29,358
Premises and equipment, net	11,028			8,789
Other assets	20,036			18,937

	$1,096,948			$977,074

Liabilities and Stockholders’ Equity
Savings and money market deposits	$317,796	1,121	1.42	$323,198	1,162	1.46
Time deposits	256,276	2,396	3.76	197,944	2,255	4.62

Total interest-bearing deposits	574,072	3,517	2.46	521,142	3,417	2.66
Securities sold under repurchase agreements	104,540	1,067	4.11	35,918	432	4.88

Total interest-bearing liabilities	678,612	4,584	2.72	557,060	3,849	2.80

Checking deposits	313,021			319,737
Other liabilities	4,729			4,139

	996,362			880,936
Stockholders’ equity	100,586			96,138

	$1,096,948			$977,074

Net interest income (1)		$10,378			$9,625

Net interest spread (1)			3.06%			3.10%

Net interest margin (1)			4.01%			4.22%

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

	Three Months Ended March 31,

	2008 Versus 2007 Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume (1)	Net Change

	(in thousands)
Interest Income:
Federal funds sold and overnight investments	$286	$(126)	$(129)	$31
Investment securities:
Taxable	236	366	17	619
Nontaxable	(71)	(26)	1	(96)
Loans	1,397	(387)	(76)	934

Total interest income	1,848	(173)	(187)	1,488

Interest Expense:
Savings and money market deposits	(11)	(32)	2	(41)
Time deposits	690	(423)	(126)	141
Securities sold under repurchase agreements	841	(69)	(137)	635

Total interest expense	1,520	(524)	(261)	735

Increase in net interest income	$328	$351	$74	$753

(1)

Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

          Net interest income on a tax-equivalent basis was up $753,000 when comparing the first quarter of 2008 to the same quarter last year. The most significant reason for the growth in net interest income was growth in the Bank’s loan and securities portfolios. Growth in these asset categories was funded by a combination of time deposit growth and additional borrowings. Management used time deposit growth and maturities and paydowns on the Bank’s investment securities portfolio to fund loan growth and used additional borrowings to purchase securities. The movement of monies from securities to loans, or from a lower to a higher yielding asset category, was accretive to net interest income. A borrowing and investing strategy became worthwhile during the latter part of 2007 as changes in the interest rate environment caused the spread between borrowing rates and available investment yields to widen. Average borrowed funds increased from $35.9 million in the first quarter of 2007 to $104.5 million in the current quarter. Furthermore, since the investments purchased with borrowed funds had a higher overall yield than the Bank’s existing securities portfolio, the yield on the portfolio increased. This is the primary reason that the yield on the Bank’s taxable securities portfolio increased by 48 basis points when comparing the first quarter of 2008 to the same quarter last year.

          Although net interest income increased over the same quarter last year and net interest spread remained relatively unchanged, net interest margin declined by 21 basis points. The decline in net interest margin occurred largely because the margin on the borrowing and investing conducted in the latter part of 2007 and early part of 2008 is less than the margin on the balance of the Bank’s interest-earning assets and interest-bearing liabilities. Excluding the borrowing and investing strategy, net interest margin for the first quarter of 2008 versus the same quarter last year would have remained relatively unchanged.

          When comparing the first quarter of 2008 to the same quarter last year, the overall yield earned on interest-earning assets declined by 12 basis points and the overall cost of deposits decreased by 20 basis points. Deposit cost declined more than asset yield in a falling rate environment because the Bank’s interest-bearing deposit liabilities are generally shorter in duration and reprice faster than its interest-earning assets. However, if interest rates decline and remain at lower levels, net interest income should eventually be negatively impacted because with the passage of time assets will reprice in a low rate environment or paydown and be redeployed in a low rate environment. In addition, net interest income should also be negatively impacted in this scenario because a significant portion of the Bank’s interest-earning assets are funded by checking deposits and capital, neither of which have an associated interest cost.

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

          The Bank’s Reserve Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s loan review officer. In addition, and in consultation with the Bank’s Chief Financial Officer, the Reserve Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance. The Bank’s allowance for loan losses is subject to periodic examination by the Office of the Comptroller of the Currency, the Bank’s primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

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

Asset Quality

          The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

	(dollars in thousands)

Nonaccruing loans	$352	$257
Loans past due 90 days or more as to principal or interest payments and still accruing	—	95
Foreclosed real estate	—	—

Total nonperforming assets	352	352
Troubled debt restructurings	—	—

Total risk elements	$352	$352

Nonaccruing loans as a percentage of total loans	.07%	.05%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.07%	.07%

Risk elements as a percentage of total loans and foreclosed real estate	.07%	.07%

Allowance and Provision for Loan Losses

          The allowance for loan losses grew by $162,000 during the first quarter of 2008, amounting to $4,615,000 at March 31, 2008, or .86% of total loans, as compared to $4,453,000 at December 31, 2007, or .85% of total loans. During the first quarter of 2008 the Bank had loan chargeoffs and recoveries of $4,000 and $2,000, respectively, and recorded a $164,000 provision for loan losses.

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

          Loans secured by real estate represent approximately 89% of the Bank’s total loans outstanding at March 31, 2008. Most of these loans were made to borrowers domiciled on Long Island and in New York City. Local economic conditions have been good and real estate values have grown considerably over a number of years. However, in 2007 residential real estate values on Long Island began to decline and economic conditions began to deteriorate. The decline and deterioration could continue, and this may cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

          Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income increased by $69,000, or 4.7%, when comparing the first quarter of 2008 to the same period last year. The increase is principally due to a $74,000 increase in net gains on sales of available-for-sale securities.

          Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $415,000, or 6.0%, from $6,921,000 for the first quarter of 2007 to $7,336,000 for the current quarter. The increase is comprised of increases in employee benefits expense of $184,000, or 18.6%, occupancy and equipment expense of $88,000, or 7.9%, salaries of $73,000, or 2.1% and other operating expenses of $70,000, or 5.2%. The increase in employee benefits expense is largely the result of an increase in retirement plan expense. Occupancy and equipment expense increased primarily due to the opening of the Northport Village branch in December 2007 and the expansion of the Garden City branch in early 2008. The increase in salaries expense is primarily due to normal annual salary adjustments and additions to staff related to the opening of the Northport Village and Babylon branches, as partially offset by salary reductions accomplished through attrition. The increase in other operating expenses is largely attributable to an increase in FDIC deposit insurance expense.

          Income tax expense as a percentage of book income (“effective tax rate”) was 20.7% for the first quarter of 2008 as compared to 18.2% for the same quarter last year. The increase in the effective tax rate is primarily due to the fact that tax-exempt income is a smaller portion of pre-tax income in 2008 than it was in 2007.

Capital

          The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 19.23%, 18.34% and 8.75%, respectively, at March 31, 2008 substantially exceed the requirements for a well-capitalized bank. The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation substantially exceeded at March 31, 2008.

          Total stockholders’ equity decreased by $1,518,000, from $102,384,000 at December 31, 2007 to $100,866,000 at March 31, 2008. The decrease is largely attributable to $4,657,000 expended for share repurchases and $1,077,000 in cash dividends declared, as partially offset by net income of $2,857,000 and a $918,000 increase in unrealized gains on available-for-sale securities. Also impacting stockholders’ equity, but to a much lesser extent, are proceeds from the exercise of stock options of $277,000 and stock-based compensation of $164,000.

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

          The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the year ended March 31, 2008 was 591,670 shares, 36.3% of which resulted from open market purchases by the Corporation under its share repurchase program.

          Russell Microcap Index. Frank Russell Company maintains a family of U.S. equity indices. The indices are reconstituted in June of each year based on market capitalization and do not reflect subjective opinions. All Indices are subsets of the Russell 3000E Index, which represents most of the investable U. S. equity market.

          The Corporation’s common stock is included in the Russell Microcap Index. The average market capitalization of companies in the Russell Microcap Index is $300.9 million, the median market capitalization is $260.1 million, the capitalization of the largest company in the index is $711.4 million, and the capitalization of the smallest company in the index is $78.6 million. The Corporation’s market capitalization as of March 31, 2008 was approximately $139 million.

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

Cash Flows and Liquidity

          Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase a combination of short, intermediate, and longer-term investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first quarter of 2008, the Corporation’s cash and cash equivalent position increased by $53,309,000. The increase occurred primarily because cash provided by deposit growth and borrowed funds exceeded the cash needed to grow loans.

          Liquidity. The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight position in federal funds sold and other investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At March 31, 2008, the Bank had $64,365,000 in federal funds sold and other overnight investments and approximately $138 million in unencumbered available-for-sale securities.

          The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings in the form of FHLB advances and repurchase agreements. However, neither the Bank’s FHLB membership nor the repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Bank. The amount that the Bank can potentially borrow from these parties is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At March 31, 2008, the Bank had unencumbered securities of approximately $222 million that could be used as collateral, all of which are eligible collateral for borrowing under repurchase agreements and $133 million of which is eligible collateral for FHLB borrowings.

          The Bank can also purchase overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $25 million do not represent legal commitments to extend credit on the part of the other banks.

          As a backup to borrowing from the FHLB, brokerage firms and other commercial banks, the Bank is eligible to borrow on a secured basis at the Federal Reserve Bank (“FRB”) discount window under the primary credit program. Primary credit, which is normally extended on a very short-term basis, typically overnight, at a rate which is currently 25 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

Legislation

          Commercial checking deposits currently account for approximately 26% of the Bank’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits. Either could have a material adverse impact on the Bank’s future results of operations.

Impact of Not Yet Effective Authoritative Accounting Pronouncements

          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of SFAS No. 161 on the Corporation’s disclosures.

          On February 20, 2008, the FASB issued Staff Position (FSP) 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” to resolve questions about the accounting for repurchase financings. This FSP is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008. Management is currently evaluating the impact, if any, of FSP 140-3 on the Corporation’s consolidated financial statements.

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

          Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income. Furthermore, if the Bank owns interest rate floors that are in the money at the time of the interest rate decrease or become in the money as a result of the decrease, the magnitude of the positive impact should increase. However, if the Bank does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, regardless of whether or not it owns interest rate floors, the magnitude of the positive impact will decline and could even be negative.

          If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because a significant portion of the Bank’s average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

          The Bank monitors and controls interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional gap analysis. Through use of the models, the Bank projects future net interest income and then estimates the effect on projected net interest income of various changes in interest rates and balance sheet growth rates. The Bank also uses the models to calculate the change in net portfolio value over a range of interest rate change scenarios.

          Traditional gap analysis involves arranging the Bank’s interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference, or interest-rate sensitivity gap, between the assets and liabilities which are estimated to reprice during each time period and cumulatively through the end of each time period.

          Both interest rate sensitivity modeling and gap analysis involve a variety of significant estimates and assumptions and are done at a specific point in time. Interest rate sensitivity modeling requires, among other things, estimates of: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change because of projected changes in market interest rates; (2) future cash flows; (3) discount rates; and (4) decay or runoff rates for nonmaturity deposits such as checking, savings, and money market accounts.

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

          The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at March 31, 2008 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2009 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at March 31, 2008 and net interest income on a tax-equivalent basis for the year ending March 31, 2009 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

          Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, while rates on all of the Bank’s interest earning assets could drop by 100 or 200 basis points, rates on a number of its deposit products could not. Many of the Bank’s deposit products are currently priced at or below 2%, while some are even priced below 1%. It is for this reason that in rates down 100 and 200 basis points the projected increases in net interest income as compared to the base case are somewhat less than the projected decreases in rates up 100 and 200 basis points.

	Net Portfolio Value at March 31, 2008			Net Interest Income Year Ending March 31, 2009

Rate Change Scenario	Amount	Percent Change From Base Case		Amount	Percent Change From Base Case

	(dollars in thousands)

+ 200 basis point rate shock	$81,215	(17.9	) %	$35,832	(13.6	) %
+ 100 basis point rate shock	89,797	(9.2)		38,647	(6.8)
Base case (no rate change)	98,903	—		41,460	—
- 100 basis point rate shock	108,387	9.6		44,060	6.3
- 200 basis point rate shock	118,386	19.7		45,233	9.1

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

Item 1A.	Risk Factors

          The 2008-2009 New York State budget (the “Budget”) was passed in April 2008. The Budget includes changes to New York State tax law applicable to banks. The tax law changes could result in the Corporation losing the annual tax benefit currently derived from its REIT entity of approximately $500,000 and could cause the Corporation to liquidate or reorganize its REIT entity and thereby incur one-time tax charges.

Item 2.	Issuer Purchase of Equity Securities

          Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the first quarter of 2008 are set forth in the table that follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2008 to January 31, 2008	158,241	$19.23	158,241	52,249
February 1, 2008 to February 29, 2008	51,637	$19.05	51,637	200,612
March 1, 2008 to March 31, 2008	32,948	$19.13	32,948	167,664

(1)

All shares purchased by the Corporation under its stock repurchase program in the first quarter of 2008 were purchased under a 300,000 share plan approved by the Corporation’s Board of Directors on January 17, 2006 and publicly announced on January 20, 2006, a 200,000 share plan approved on August 21, 2007 and publicly announced on August 23, 2007, and a 200,000 share plan approved on February 21, 2008 and publicly announced on February 22, 2008. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5.	Other Information

          On May 12, 2008, the Corporation issued a press release regarding the Corporation’s financial condition as of March 31, 2008 and its results of operations for the three month period then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits

          a) The following exhibits are included herein.

Exhibit No.	Name

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1	Press Release dated May 12, 2008 regarding the quarterly period ending March 31, 2008

SIGNATURES

          Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION

(Registrant)

Date: May 2, 2008	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.

31	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	26

32	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 906 Of The Sarbanes-Oxley Act of 2002	28

99.1	Press Release dated May 12, 2008 regarding the quarterly period ending March 31, 2008	29