Form 10-Q
period 2008-06-30
FIRST OF LONG ISLAND CORP
filed 2008-08-08
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________to__________________________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common stock, $.10 par value	7,197,294

THE FIRST OF LONG ISLAND CORPORATION
JUNE 30, 2008
INDEX

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2008	December 31, 2007

Assets:
Cash and due from banks	$33,116,000	$25,729,000
Federal funds sold and overnight investments	349,000	21,768,000

Cash and cash equivalents	33,465,000	47,497,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $182,941,000 and $193,890,000)	182,129,000	193,234,000
Available-for-sale, at fair value (amortized cost of $374,424,000 and $270,325,000)	373,279,000	273,080,000

	555,408,000	466,314,000

Loans:
Commercial and industrial	53,282,000	61,317,000
Secured by real estate:
Commercial mortgages	199,852,000	169,621,000
Residential mortgages	196,991,000	194,926,000
Home equity loans	88,586,000	81,846,000
Construction loans	11,710,000	11,751,000
Other	3,738,000	4,893,000

	554,159,000	524,354,000
Net deferred loan origination costs	1,560,000	1,185,000

	555,719,000	525,539,000
Allowance for loan losses	(4,858,000)	(4,453,000)

	550,861,000	521,086,000

Bank premises and equipment, net	11,394,000	10,922,000
Deferred income tax benefits	996,000	—
Bank-owned life insurance	11,402,000	11,158,000
Other assets	12,235,000	12,042,000

	$1,175,761,000	$1,069,019,000

Liabilities:
Deposits:
Checking	$315,626,000	$318,322,000
Savings and money market	386,939,000	302,158,000
Time, $100,000 and over	174,588,000	197,554,000
Time, other	62,835,000	51,004,000

	939,988,000	869,038,000
Securities sold under repurchase agreements	132,295,000	92,110,000
Accrued expenses and other liabilities	4,137,000	4,686,000
Current income taxes payable	98,000	37,000
Deferred income taxes payable	—	764,000

	1,076,518,000	966,635,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares; Issued and outstanding, 7,197,269 and 7,454,385 shares	720,000	745,000
Surplus	1,325,000	96,000
Retained earnings	97,851,000	99,844,000

	99,896,000	100,685,000
Accumulated other comprehensive income (loss) net of tax	(653,000)	1,699,000

	99,243,000	102,384,000

	$1,175,761,000	$1,069,019,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2008	2007	2008	2007

Interest income:
Loans	$16,510,000	$15,014,000	$8,190,000	$7,621,000
Investment securities:
Taxable	8,762,000	6,442,000	4,767,000	3,066,000
Nontaxable	3,095,000	3,213,000	1,555,000	1,610,000
Federal funds sold and overnight investments	456,000	824,000	150,000	549,000

	28,823,000	25,493,000	14,662,000	12,846,000

Interest expense:
Savings and money market deposits	2,268,000	2,341,000	1,147,000	1,179,000
Time deposits	4,149,000	4,713,000	1,753,000	2,458,000
Borrowed funds	2,274,000	553,000	1,207,000	121,000

	8,691,000	7,607,000	4,107,000	3,758,000

Net interest income	20,132,000	17,886,000	10,555,000	9,088,000
Provision for loan losses	425,000	203,000	261,000	81,000

Net interest income after provision for loan losses	19,707,000	17,683,000	10,294,000	9,007,000

Noninterest income:
Investment Management Division income	850,000	927,000	408,000	478,000
Service charges on deposit accounts	1,474,000	1,396,000	784,000	709,000
Net gains on sales of available-for-sale securities	100,000	17,000	9,000	—
Other	616,000	580,000	311,000	274,000

	3,040,000	2,920,000	1,512,000	1,461,000

Noninterest expense:
Salaries	7,010,000	6,866,000	3,453,000	3,382,000
Employee benefits	2,314,000	2,017,000	1,140,000	1,027,000
Occupancy and equipment expense	2,371,000	2,203,000	1,175,000	1,095,000
Other operating expenses	2,904,000	2,747,000	1,495,000	1,408,000

	14,599,000	13,833,000	7,263,000	6,912,000

Income before income taxes	8,148,000	6,770,000	4,543,000	3,556,000
Income tax expense	1,984,000	1,302,000	1,236,000	716,000

Net income	$6,164,000	$5,468,000	$3,307,000	$2,840,000

Weighted average:
Common shares	7,260,280	7,593,859	7,213,261	7,591,691
Dilutive potential common shares	62,802	87,424	63,636	80,802

	7,323,082	7,681,283	7,276,897	7,672,493

Earnings per share:
Basic	$.85	$.72	$.46	$.37

Diluted	$.84	$.71	$.45	$.37

Cash dividends declared per share	$.30	$.28	$.15	$.14

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2008

				Compre- hensive Income		Accumulated Other Compre- hensive Income (Loss)
					Retained Earnings
	Common Stock

	Shares	Amount	Surplus				Total

Balance, January 1, 2008	7,454,385	$745,000	$96,000		$99,844,000	$1,699,000	$102,384,000
Net Income				$6,164,000	6,164,000		6,164,000
Repurchase and retirement of common stock	(283,518)	(28,000)	(5,430,000)				(5,458,000)
Shares issued under stock compensation plans, including tax benefit	26,402	3,000	384,000				387,000
Stock-based compensation			275,000				275,000
Cash dividends declared					(2,157,000)		(2,157,000)
Unrealized losses on available-for-sale-securities, net of reclassification adjustment and income taxes				(2,352,000)		(2,352,000)	(2,352,000)
Transfer from retained earnings to surplus			6,000,000		(6,000,000)		—

Comprehensive income				$3,812,000

Balance, June 30, 2008	7,197,269	$720,000	$1,325,000		$97,851,000	$(653,000)	$99,243,000

Comprehensive income - three months ended June 30, 2008				$37,000

	Six Months Ended June 30, 2007

						Accumulated Other Compre- hensive Loss

	Common Stock			Compre- hensive Income	Retained Earnings

	Shares	Amount	Surplus				Total

Balance, January 1, 2007	3,793,575	$379,000	$525,000		$95,122,000	$(465,000)	$95,561,000
Net Income				$5,468,000	5,468,000		5,468,000
Repurchase and retirement of common stock	(47,610)	(5,000)	(1,033,000)				(1,038,000)
Shares issued under stock compensation plans, including tax benefit	24,404	3,000	550,000				553,000
Stock-based compensation			287,000				287,000
2-for-1 stock split	3,804,623	380,000			(380,000)
Cash dividends declared					(2,127,000)		(2,127,000)
Unrealized losses on available-for-sale-securities, net of reclassification adjustment and income taxes				(1,163,000)		(1,163,000)	(1,163,000)

Comprehensive income				$4,305,000

Balance, June 30, 2007	7,574,992	$757,000	$329,000		$98,083,000	$(1,628,000)	$97,541,000

Comprehensive income - three months ended June 30, 2007				$1,470,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2008	2007

Cash Flows From Operating Activities:
Net income	$6,164,000	$5,468,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	425,000	203,000
Deferred income tax credit	(212,000)	(29,000)
Depreciation and amortization	863,000	788,000
Premium amortization on investment securities, net	248,000	206,000
Net gains on sales of available-for-sale securities	(100,000)	(17,000)
Stock-based compensation expense	275,000	287,000
Accretion of cash surrender value on bank-owned life insurance	(244,000)	(223,000)
Increase in prepaid income taxes	—	(117,000)
Decrease (increase) in other assets	(193,000)	304,000
Decrease in accrued expenses and other liabilities	(504,000)	(614,000)
Increase in income taxes payable	61,000	—

Net cash provided by operating activities	6,783,000	6,256,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	14,685,000	5,374,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	14,894,000	22,412,000
Available-for-sale	45,026,000	47,532,000
Purchase of investment securities:
Held-to-maturity	(3,781,000)	(12,560,000)
Available-for-sale	(163,965,000)	(26,431,000)
Net increase in loans to customers	(30,200,000)	(23,146,000)
Purchases of bank premises and equipment	(1,335,000)	(1,722,000)

Net cash provided by (used in) investing activities	(124,676,000)	11,459,000

Cash Flows From Financing Activities:
Net increase in total deposits	70,950,000	51,675,000
Net increase (decrease) in securities sold under repurchase agreements	40,185,000	(18,362,000)
Proceeds from exercise of stock options	354,000	501,000
Tax benefit of stock options	33,000	52,000
Repurchase and retirement of common stock	(5,458,000)	(1,038,000)
Cash dividends paid	(2,203,000)	(3,153,000)

Net cash provided by financing activities	103,861,000	29,675,000

Net increase (decrease) in cash and cash equivalents	(14,032,000)	47,390,000
Cash and cash equivalents, beginning of year	47,497,000	23,790,000

Cash and cash equivalents, end of period	$33,465,000	$71,180,000

Supplemental Noncash Disclosures:
Cash dividends payable	$1,080,000	$1,060,000

The Corporation made interest payments of $8,852,000 and $7,339,000 and income tax payments of $2,101,000 and $1,395,000 during the first six months of 2008 and 2007, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
JUNE 30, 2008
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

          The consolidated financial information included herein as of and for the periods ended June 30, 2008 and 2007 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2007 consolidated balance sheet was derived from the Corporation’s December 31, 2007 audited consolidated financial statements.

2. Stock-based Compensation

          The Corporation has two share-based compensation plans which are described below. The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 326,825 shares remain available for grant as of June 30, 2008. The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares. Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code. Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded. Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

          Compensation Expense. Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible. However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period. For options and RSUs outstanding and not yet vested, the Corporation assumes an annual forfeiture rate of 1.26% in determining compensation expense. The Corporation recorded compensation expense for share-based payments of $275,000 and $287,000 and recognized income tax benefits of $109,000 and $113,000 in the first six months of 2008 and 2007, respectively.

          Option Activity. On January 22, 2008 the Corporation’s board of directors granted 78,451 nonqualified stock options under the 2006 Plan. The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

          A summary of options outstanding under the Corporation’s stock compensation plans as of June 30, 2008 and changes during the six month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2008	516,266	$18.90
Granted	78,451	18.50
Exercised	(25,046)	14.13
Forfeited or expired	(23,855)	22.34

Outstanding at June 30, 2008	545,816	$18.91	6.26	$1,159

Exercisable at June 30, 2008	381,110	$18.46	5.14	$1,064

          The total intrinsic value of options exercised during the first six months of 2008 and 2007 was $129,000 and $272,000, respectively. The total fair value of options vested during the first six months of 2008 and 2007 was $194,000 and $251,000, respectively.

          Restricted Stock Activity. On January 22, 2008, the Corporation’s Board of Directors granted 24,241 RSUs under the 2006 Plan. The Corporation’s financial performance for 2010 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted. In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted. A summary of the status of the Corporation’s nonvested shares as of June 30, 2008 and changes during the six month period then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2008	28,306	$21.06
Granted	24,241	16.81
Vested	(1,356)	18.99
Forfeited	(348)	21.06

Nonvested at June 30, 2008	50,843	$19.10

          Unrecognized Compensation Cost. As of June 30, 2008, there was $1,207,000 of total unrecognized compensation cost related to nonvested equity awards. The cost is expected to be recognized over a weighted-average period of 1.62 years.

          Cash Received and Tax Benefits Realized. Cash received from option exercises for the six months ended June 30, 2008 and 2007 was $354,000 and $501,000, respectively. The actual tax benefits realized for the tax deductions from option exercises for the first six months of 2008 and 2007 was $33,000 and $52,000, respectively.

          Other. No cash was used to settle stock options during the first six months of 2008 or 2007. The Corporation uses newly issued shares to settle stock option exercises and currently plans to use newly issued shares upon the conversion of restricted stock units.

3. Earnings Per Share

          There were 358,690 and 316,062 shares of common stock underlying equity awards outstanding at June 30, 2008 and 2007, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

4. Defined Benefit Pension Plan

          The following table sets forth the components of net periodic pension cost for accounting purposes.

	Six Months Ended June 30,		Three Months Ended June 30,

	2008	2007	2008	2007

	(in thousands)
Service cost, net of plan participant contributions	$507	$435	$253	$217
Interest cost	455	415	227	208
Expected return on plan assets	(684)	(580)	(342)	(290)
Amortization of prior service cost	10	10	5	5

Net pension cost	$288	$280	$143	$140

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

		Fair Value Measurements at June 30, 2008 Using:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)

Available-for-sale securities	$373,279	$—	$373,279	$—

7. Income Taxes

          The Corporation lost the tax benefit that would have been derived from its REIT entity in the first half of 2008 in the approximate amount of $300,000 as a result of a change in New York State tax law effective January 1, 2008. Under the new law, certain REITs owned directly by banks are afforded favorable tax treatment, while some REITs with different ownership structures are not. Management currently intends to change the ownership of its REIT entity within the consolidated group to once again obtain favorable tax treatment. Whether or not this change will occur and the timing of such change is currently uncertain.

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

Overview

          Earnings for the first six months of 2008 were 84 cents per share, up 13 cents, or 18%, over the same period last year. Earnings for the first and second quarters of 2008 were up 5 cents per share, or 15%, and 8 cents per share, or 22%, respectively, over the same quarters last year.

          Return on assets (“ROA”) and return on equity (“ROE”) were 1.09% and 12.36%, respectively, for the first six months of 2008 compared to 1.13% and 11.36%, respectively, for the same period last year. In addition to increased earnings, the improvement in ROE is attributable to share repurchases made pursuant to the Corporation’s share repurchase program.

          The increase in earnings thus far in 2008 is largely attributable to loan growth. On an average balance basis, total loans grew by $81.2 million, or 17.7%, when comparing the first six months of 2008 to the same period last year. The loan growth resulted from management’s continued efforts to improve the Bank’s current and future earnings prospects by making loans a larger portion of the overall balance sheet. Although all loan categories grew, the most significant growth occurred in commercial mortgages, residential mortgages and home equity loans. Most of the loan growth was funded by an increase in interest bearing deposits. On an average balance basis, time deposits increased by $51.1 million, or 25%, and savings and money market deposits increased by $21.5 million, or 6.7%.

          Also contributing to the increase in earnings was a borrowing and investing strategy undertaken in the latter part of 2007 and continued in 2008. This strategy, which accounts for $110 million of the total borrowings outstanding at June 30, 2008, is primarily responsible for the increase in average borrowings of $92.5 million and the increase in average taxable investment securities of $73.2 million when comparing the first six months of 2008 to the same period last year. A little more than half of the $110 million in borrowings have embedded interest rate caps (“caps”). The borrowings without caps were undertaken to increase current earnings by taking advantage of the spread between borrowing and investing rates for similar duration instruments. The borrowings with caps also added to earnings, but to a lesser extent because they include the cost of the cap, and were primarily undertaken to protect the Bank’s future earnings in the event of an increase in interest rates.

          A decline in interest rates during the first six months of 2008 is yet another important factor that contributed to the increase in earnings. Earnings increased because the Bank’s interest-bearing deposits are generally shorter in duration than its interest-earning assets and therefore reprice faster in a changing rate environment. In addition, short-term interest rates, which are the primary driver of the rates paid by the Bank on its deposit products, declined more than intermediate and longer-term interest rates, which are the primary drivers of the yields available to the Bank on the repricing and origination of loans and purchase of securities.

          The credit quality of the Bank’s loan portfolio continues to be excellent as evidenced by the low level of nonperforming loans. The Bank has not originated nor does it hold any subprime mortgages in its loan portfolio. In addition, all of the Bank’s mortgage securities are backed by mortgages underwritten on conventional terms. The U.S. government guarantees the timely payment of principal and interest on most of the securities and underlying mortgages. U.S. government sponsored enterprises guarantee the remainder.

          The Corporation lost the tax benefit that would have been derived from its REIT entity in the first half of 2008 in the approximate amount of $300,000 as a result of a change in New York State tax law effective January 1, 2008. Under the new law, certain REITs owned directly by banks are afforded favorable tax treatment, while some REITs with different ownership structures are not. Management currently intends to change the ownership of its REIT entity within the consolidated group to once again obtain favorable tax treatment. Whether or not this change will occur and the timing of such change is currently uncertain.

          Competition in the Bank’s market area continues to put upward pressure on deposit pricing, downward pressure on loan pricing and make the growth of noninterest-bearing and low cost deposit products challenging.

          In the first quarter of 2008, the Bank opened a full service branch in Babylon, Long Island, converted its Garden City branch from a commercial banking office to a full service branch, and moved its Nassau Regional Commercial Banking Team from Glen Head to Garden City. Continued branch expansion in key markets on Long Island and in Manhattan remains an ongoing initiative.

Net Interest Income

          Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,

	2008			2007

	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate

	(dollars in thousands)
Assets
Federal funds sold and overnight investments	$36,309	$456	2.53%	$31,723	$824	5.24%
Investment Securities:
Taxable	357,936	8,762	4.90	284,785	6,442	4.56
Nontaxable (1)	143,623	4,689	6.53	147,684	4,868	6.59
Loans (1) (2)	539,999	16,525	6.15	458,776	15,015	6.60

Total interest-earning assets	1,077,867	30,432	5.66	922,968	27,149	5.92

Allowance for loan losses	(4,681)			(4,046)

Net interest-earning assets	1,073,186			918,922
Cash and due from banks	33,345			31,962
Premises and equipment, net	11,199			8,864
Other assets	20,158			19,011

	$1,137,888			$978,759

Liabilities and Stockholders’ Equity
Savings and money market deposits	$343,884	2,268	1.33	$322,338	2,341	1.46
Time deposits	255,803	4,149	3.26	204,674	4,713	4.64

Total interest-bearing deposits	599,687	6,417	2.15	527,012	7,054	2.70
Borrowed funds	116,384	2,274	3.93	23,895	553	4.67

Total interest-bearing liabilities	716,071	8,691	2.44	550,907	7,607	2.78

Checking deposits	317,075			327,245
Other liabilities	4,445			3,551

	1,037,591			881,703
Stockholders’ equity	100,297			97,056

	$1,137,888			$978,759

Net interest income (1)		$21,741			$19,542

Net interest spread (1)			3.22%			3.14%

Net interest margin (1)			4.06%			4.27%

(1)

Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation’s investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in each period presented based on a Federal income tax rate of 34%.

(2)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

           Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30,

	2008 Versus 2007 Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume (1)	Net Change

	(in thousands)
Interest Income:
Federal funds sold and overnight investments	$120	$(428)	$(60)	$(368)
Investment securities:
Taxable	1,683	511	126	2,320
Nontaxable	(134)	(46)	1	(179)
Loans	2,711	(1,017)	(184)	1,510

Total interest income	4,380	(980)	(117)	3,283

Interest Expense:
Savings and money market deposits	163	(222)	(14)	(73)
Time deposits	1,192	(1,406)	(350)	(564)
Borrowed funds	2,152	(88)	(343)	1,721

Total interest expense	3,507	(1,716)	(707)	1,084

Increase in net interest income	$873	$736	$590	$2,199

(1)

Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

          Net interest income on a tax-equivalent basis was up $2,199,000 when comparing the first half of 2008 to the same period last year. The most significant reason for the increase in net interest income was growth in the Bank’s loan portfolio. On an average balance basis, total loans grew by $81.2 million, or 17.7%, when comparing the first six months of 2008 to the same period last year. Most of the loan growth was funded by an increase in interest bearing deposits. On an average balance basis, time deposits increased by $51.1 million, or 25%, and savings and money market deposits increased by $21.5 million, or 6.7%.

          Also contributing to the increase in net interest income was a borrowing and investing strategy undertaken in the latter part of 2007 and continued in 2008. This strategy, which accounts for $110 million of the total borrowings outstanding at June 30, 2008, is primarily responsible for the increase in average borrowings of $92.5 million and the increase in average taxable investment securities of $73.2 million when comparing the first six months of 2008 to the same period last year. A little more than half of the $110 million in borrowings have embedded interest rate caps (“caps”). The borrowings without caps were undertaken to increase current earnings by taking advantage of the spread between borrowing and investing rates for similar duration instruments. The borrowings with caps also added to earnings, but to a lesser extent because they include the cost of the cap, and were primarily undertaken to protect the Bank’s future earnings in the event of an increase in interest rates.

          A decline in interest rates during the first six months of 2008 is yet another important factor that contributed to the increase in net interest income. Net interest income increased because the Bank’s interest-bearing deposit liabilities are generally shorter in duration than its interest-earning assets and therefore reprice faster in a changing rate environment. In addition, short-term interest rates, which are the primary driver of the rates paid by the Bank on its deposit products, declined more than intermediate and longer-term interest rates, which are the primary drivers of the yields available to the Bank on the repricing and origination of loans and purchase of securities. When comparing the first six months of 2008 to the same period last year, the overall yield on interest-earning assets declined by 26 basis points while the overall cost of deposits decreased by 55 basis points.

          The investment securities purchased with borrowed funds had a higher overall yield than the Bank’s existing securities portfolio. This is the primary reason that the yield on the Bank’s taxable securities portfolio increased by 34 basis points when comparing the first six months of 2008 to the same period last year.

          Net interest margin declined by 21 basis points and net interest spread increased by 8 basis points when comparing the first six months of 2008 to the same period last year. The decline in net interest margin occurred largely because the margin on the borrowing and investing strategy is less than the margin on the balance of the Bank’s interest-earning assets and interest-bearing liabilities. Excluding the borrowing and investing strategy, net interest margin for the first six months of 2008 would have remained relatively unchanged versus the same period last year and the increase in net interest spread would have been greater.

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

Asset Quality

          The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007

	(dollars in thousands)

Nonaccruing loans	$112	$257
Loans past due 90 days or more as to principal or interest payments and still accruing	—	95
Foreclosed real estate	—	—

Total nonperforming assets	112	352
Troubled debt restructurings	—	—

Total risk elements	$112	$352

Nonaccruing loans as a percentage of total loans	.02%	.05%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.02%	.07%

Risk elements as a percentage of total loans and foreclosed real estate	.02%	.07%

Allowance and Provision for Loan Losses

          The allowance for loan losses grew by $405,000 during the first six months of 2008, amounting to $4,858,000 at June 30, 2008, or .87% of total loans, as compared to $4,453,000 at December 31, 2007, or .85% of total loans. During the first six months of 2008 the Bank had loan chargeoffs and recoveries of $22,000 and $2,000, respectively, and recorded a $425,000 provision for loan losses. The provision for loan losses increased by $222,000 when comparing the first six months of 2008 to the same period last year. The increase is primarily the result of more loan growth in the first six months of 2008 than 2007 and continued deterioration in local economic conditions.

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

          Loans secured by real estate represent approximately 90% of the Bank’s total loans outstanding at June 30, 2008. Most of these loans were made to borrowers domiciled on Long Island and in New York City. Local economic conditions have been good and real estate values have grown considerably over a number of years. However, in 2007 residential real estate values on Long Island began to decline and economic conditions began to deteriorate. The decline and deterioration could continue, and this may cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

          Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income increased by $120,000, or 4.1%, when comparing the first six months of 2008 to the same period last year. The increase is principally due to an $83,000 increase in net gains on sales of available-for-sale securities and a $78,000 increase in service charge income, as partially offset by a $77,000 decrease in Investment Management Division income. Service charge income increased primarily as a result of an increase in maintenance and activity charges. Investment Management Division income is down primarily as a result of a market related decrease in the value of assets under management.

          Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $766,000, or 5.5%, from $13,833,000 for the first six months of 2007 to $14,599,000 for the current six-month period. The increase is comprised of increases in employee benefits expense of $297,000, or 14.7%, occupancy and equipment expense of $168,000, or 7.6%, other operating expenses of $157,000, or 5.7%, and salaries of $144,000, or 2.1%. The increase in employee benefits expense is largely the result of an increase in retirement plan expense. Occupancy and equipment expense increased primarily due to the opening of the Northport Village branch in December 2007 and the expansion of the Garden City branch in early 2008. The increase in other operating expenses is largely attributable to an increase in FDIC deposit insurance expense. The increase in salaries expense is primarily due to normal annual salary adjustments and additions to staff related to the opening of the Northport Village and Babylon branches, as partially offset by salary reductions accomplished through attrition.

          Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 24.3% for the first six months of 2008 as compared to 19.2% for the same period last year. The increase in the effective tax rate is primarily a result of the Corporation losing the tax benefit derived from its REIT entity and tax-exempt income being a smaller portion of pre-tax income in 2008 than 2007. The increase in the effective tax rate would have been larger had the Corporation not recognized a $153,000 reduction in taxes applicable to prior years.

Results of Operations – Three Months Ended June 30, 2008 Versus June 30, 2007

          Net income for the second quarter of 2008 was $3,307,000, or $.45 per share, as compared to $2,840,000, or $.37 per share, for the same quarter last year. The largest component of the increase in net income is a $1,467,000 increase in net interest income, as partially offset by an increase in noninterest expense of $351,000, an increase in the provision for loan losses of $180,000, and an increase in the Corporation’s effective tax rate from 20.1% in the second quarter of 2007 to 27.2% for the current quarter. The reasons for these variances are substantially the same as those discussed with respect to the six-month periods.

Capital

          The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 19.10%, 18.19% and 8.26%, respectively, at June 30, 2008 substantially exceed the requirements for a well-capitalized bank. The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation substantially exceeded at June 30, 2008.

          Total stockholders’ equity decreased by $3,141,000, from $102,384,000 at December 31, 2007 to $99,243,000 at June 30, 2008. The decrease is largely attributable to $5,458,000 expended for share repurchases, $2,352,000 of depreciation in value of available-for-sale securities, and $2,157,000 in cash dividends declared, as partially offset by net income of $6,164,000. The depreciation in the value of available-for-sale securities occurred because market yields on mortgage securities increased and the credit ratings on municipal bond insurers declined. Despite the reduced ratings of insurers, 98% of the Corporation’s municipal securities are rated “A” or better.

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

          The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the twelve months ended June 30, 2008 was 678,616 shares, 32.2% of which resulted from open market purchases by the Corporation under its share repurchase program.

          Russell Microcap Index. Frank Russell Company maintains a family of U.S. equity indices. The indices are reconstituted in June of each year based on market capitalization and do not reflect subjective opinions. All Indices are subsets of the Russell 3000E Index, which represents most of the investable U. S. equity market.

          The Corporation’s common stock is included in the Russell Microcap Index. The average market capitalization of companies in the Russell Microcap Index is $310 million, the median market capitalization is $169 million, the capitalization of the largest company in the index is $617 million, and the capitalization of the smallest company in the index is $37 million. The Corporation’s market capitalization as of June 30, 2008 was approximately $142 million.

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

Cash Flows and Liquidity

          Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first six months of 2008, cash provided by deposit growth, borrowings and operations significantly exceeded the cash needed to grow loans. The Corporation used the excess funds to purchase investment securities. Deposit growth was particularly strong in savings and money market products, driven partially by new branch openings and the migration of funds from time deposit accounts.

          Liquidity. The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At June 30, 2008, the Bank had $207 million in unencumbered available-for-sale securities and $349,000 in overnight investments.

          The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings in the form of FHLB advances and repurchase agreements. However, neither the Bank’s FHLB membership nor the repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Bank. The amount that the Bank can potentially borrow from these parties is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At June 30, 2008, the Bank had unencumbered securities of approximately $269 million that could be used as collateral, all of which are eligible collateral for borrowing under repurchase agreements and $180 million of which is eligible collateral for FHLB borrowings.

          The Bank can also purchase overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $25 million do not represent legal commitments to extend credit on the part of the other banks.

          As a backup to borrowing from the FHLB, brokerage firms and other commercial banks, the Bank is eligible to borrow on a secured basis at the Federal Reserve Bank (“FRB”) discount window under the primary credit program. Primary credit, which is currently extended at a rate which is 25 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

Legislation

          Commercial checking deposits currently account for approximately 25% of the Bank’s total deposits. Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits. Either could have a material adverse impact on the Bank’s future results of operations.

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

          In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The adoption of SFAS No. 162 is not expected to impact the Corporation’s consolidated financial statements.

          On February 20, 2008, the FASB issued Staff Position FAS 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) to resolve questions about the accounting for repurchase financings. This FSP is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008. The adoption of FSP FAS 140-3 is not expected to impact the Corporation’s consolidated financial statements.

          On April 25, 2008, the FASB issued Staff Position FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP FAS 140-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 140-3 is not expected to impact the Corporation’s consolidated financial statements.

          On May 9, 2008, the FASB issued Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP APB 14-1 is not expected to impact the Corporation’s consolidated financial statements.

          On June 16, 2008, the FASB issued Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating

Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 is not expected to impact the Corporation’s consolidated financial statements.

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

          The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at June 30, 2008 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2009 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at June 30, 2008 and net interest income on a tax-equivalent basis for the year ending June 30, 2009 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

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

	Net Portfolio Value at June 30, 2008		Net Interest Income Year Ending June 30, 2009

Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

	(dollars in thousands)
+ 200 basis point rate shock	$74,301	(20.5)%	$41,746	(14.2)%
+ 100 basis point rate shock	83,587	(10.6)	45,114	(7.2)
Base case (no rate change)	93,450	—	48,631	—
- 100 basis point rate shock	103,763	11.0	51,988	6.9
- 200 basis point rate shock	114,411	22.4	52,963	8.9

Forward Looking Statements

          “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, and “Other Information” contain various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words “may”, “expect”, “could”, “should”, “would” or “believe.” The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Corporation assumes no duty to update forward-looking statements.

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

          Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the second quarter of 2008 are set forth in the table that follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2008 to April 30, 2008	6,226	$19.07	6,226	161,438
May 1, 2008 to May 31, 2008	28,983	$19.80	28,983	132,455
June 1, 2008 to June 30, 2008	5,483	$19.90	5,483	126,972

(1)

All shares purchased by the Corporation under its stock repurchase program in the second quarter of 2008 were purchased under a 200,000 share plan approved by the Corporation’s Board of Directors on February 21, 2008 and publicly announced on February 22, 2008. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 4.	Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of The First of Long Island Corporation (the “Corporation”) held April 21, 2008 was called to elect five directors to serve two-year terms and two directors to serve one-year terms, or until their successors have been elected and qualified.

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

	Number of Votes
Directors Elected At Annual Meeting
	Cast For	Withheld

Allen E. Busching.	5,978,589	88,708
Paul T. Canarick	6,003,596	63,701
Alexander L. Cover	5,999,570	67,727
William H. J. Hoefling	5,978,589	88,708
John T. Lane	5,999,570	67,727
Stephen V. Murphy	5,974,573	92,724
Milbrey Rennie Taylor	5,999,570	67,727

          The name of each director whose term of office as a director continued after the annual meeting is as follows:

Name	Term as Director Expires

Howard Thomas Hogan Jr.	2009
J. Douglas Maxwell Jr.	2009
Walter C. Teagle III	2009
Michael N. Vittorio	2009

Item 5.	Other Information

          On August 8, 2008, the Corporation issued a press release regarding the Corporation’s financial condition as of June 30, 2008 and its results of operations for the six and three month periods then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits

          a) The following exhibits are included herein.

Exhibit No.	Name

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1	Press Release dated August 8, 2008 regarding the six and three month periods ended June 30, 2008

SIGNATURES

          Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION

(Registrant)

Date: August 1, 2008	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.

31.1	Certification by Principal Executive Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	29

31.2	Certification by Principal Financial Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	30

32	Certification by Principal Executive Officer and Principal Financial Officer In Accordance With Section 906 Of The Sarbanes-Oxley Act of 2002	31

99.1	Press Release dated August 8, 2008 regarding the six and three month periods ended June 30, 2008	32