Form 10-Q
period 2008-09-30
FIRST OF LONG ISLAND CORP
filed 2008-11-10
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________to___________________________________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2008

Common stock, $.10 par value	7,188,408

THE FIRST OF LONG ISLAND CORPORATION
SEPTEMBER 30, 2008
INDEX

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007

Assets:
Cash and due from banks	$26,497,000	$25,729,000
Federal funds sold and overnight investments	578,000	21,768,000

Cash and cash equivalents	27,075,000	47,497,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $176,090,000 and $193,890,000)	175,217,000	193,234,000
Available-for-sale, at fair value (amortized cost of $386,020,000 and $270,325,000)	386,485,000	273,080,000

	561,702,000	466,314,000

Loans:
Commercial and industrial	51,124,000	61,317,000
Secured by real estate:
Commercial mortgages	227,623,000	169,621,000
Residential mortgages	211,863,000	194,926,000
Home equity loans	94,026,000	81,846,000
Construction loans	12,339,000	11,751,000
Other	3,864,000	4,893,000

	600,839,000	524,354,000
Net deferred loan origination costs	1,729,000	1,185,000

	602,568,000	525,539,000
Allowance for loan losses	(5,318,000)	(4,453,000)

	597,250,000	521,086,000

Bank premises and equipment, net	12,132,000	10,922,000
Deferred income tax benefits	107,000	—
Bank-owned life insurance	11,523,000	11,158,000
Other assets	14,579,000	12,042,000

	$1,224,368,000	$1,069,019,000

Liabilities:
Deposits:
Checking	$300,798,000	$318,322,000
Savings and money market	375,004,000	302,158,000
Time, $100,000 and over	161,151,000	197,554,000
Time, other	60,554,000	51,004,000

	897,507,000	869,038,000
Securities sold under repurchase agreements	151,439,000	92,110,000
Other borrowings	68,000,000	—
Accrued expenses and other liabilities	4,656,000	4,686,000
Current income taxes payable	368,000	37,000
Deferred income taxes payable	—	764,000

	1,121,970,000	966,635,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares; Issued and outstanding, 7,188,408 and 7,454,385 shares	719,000	745,000
Surplus	1,235,000	96,000
Retained earnings	100,126,000	99,844,000

	102,080,000	100,685,000
Accumulated other comprehensive income net of tax	318,000	1,699,000

	102,398,000	102,384,000

	$1,224,368,000	$1,069,019,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$24,944,000	$23,082,000	$8,434,000	$8,068,000
Investment securities:
Taxable	13,810,000	9,746,000	5,048,000	3,304,000
Nontaxable	4,650,000	4,798,000	1,555,000	1,585,000
Federal funds sold and overnight investments	480,000	1,165,000	24,000	341,000

	43,884,000	38,791,000	15,061,000	13,298,000

Interest expense:
Savings and money market deposits	3,409,000	3,568,000	1,141,000	1,227,000
Time deposits	5,568,000	7,395,000	1,419,000	2,682,000
Borrowed funds	3,730,000	713,000	1,456,000	160,000

	12,707,000	11,676,000	4,016,000	4,069,000

Net interest income	31,177,000	27,115,000	11,045,000	9,229,000
Provision for loan losses	887,000	376,000	462,000	173,000

Net interest income after provision for loan losses	30,290,000	26,739,000	10,583,000	9,056,000

Noninterest income:
Investment Management Division income	1,310,000	1,350,000	460,000	423,000
Service charges on deposit accounts	2,228,000	2,145,000	754,000	749,000
Net gains on sales of available-for-sale securities	209,000	17,000	109,000	—
Other	965,000	862,000	349,000	282,000

	4,712,000	4,374,000	1,672,000	1,454,000

Noninterest expense:
Salaries	10,405,000	10,213,000	3,395,000	3,347,000
Employee benefits	3,422,000	2,985,000	1,108,000	968,000
Occupancy and equipment expense	3,652,000	3,323,000	1,281,000	1,120,000
Other operating expenses	4,357,000	4,104,000	1,453,000	1,357,000

	21,836,000	20,625,000	7,237,000	6,792,000

Income before income taxes	13,166,000	10,488,000	5,018,000	3,718,000
Income tax expense	3,434,000	2,044,000	1,450,000	742,000

Net income	$9,732,000	$8,444,000	$3,568,000	$2,976,000

Weighted average:
Common shares	7,237,735	7,571,065	7,193,151	7,526,214
Dilutive potential common shares	65,562	79,638	71,081	64,066

	7,303,297	7,650,703	7,264,232	7,590,280

Earnings per share:
Basic	$1.34	$1.12	$.50	$.40

Diluted	$1.33	$1.10	$.49	$.39

Cash dividends declared per share	$.48	$.43	$.18	$.15

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2008

						Accumulated Other Compre- hensive Income

	Common Stock			Compre- hensive Income
					Retained Earnings
	Shares	Amount	Surplus				Total

Balance, January 1, 2008	7,454,385	$745,000	$96,000		$99,844,000	$1,699,000	$102,384,000
Net Income				$9,732,000	9,732,000		9,732,000
Repurchase and retirement of common stock	(293,779)	(29,000)	(5,637,000)				(5,666,000)
Exercise of stock options, including tax benefit	27,802	3,000	392,000				395,000
Stock-based compensation			384,000				384,000
Cash dividends declared					(3,450,000)		(3,450,000)
Unrealized losses on available-for-sale-securities, net of reclassification adjustment and income taxes				(1,381,000)		(1,381,000)	(1,381,000)
Transfer from retained earnings to surplus			6,000,000		(6,000,000)

Comprehensive income				$8,351,000

Balance, September 30, 2008	7,188,408	$719,000	$1,235,000		$100,126,000	$318,000	$102,398,000

Comprehensive income - three months ended September 30, 2008				$4,539,000

	Nine Months Ended September 30, 2007

						Accumulated Other Compre- hensive Loss

	Common Stock			Compre- hensive Income
					Retained Earnings
	Shares	Amount	Surplus				Total

Balance, January 1, 2007	3,793,575	$379,000	$525,000		$95,122,000	$(465,000)	$95,561,000
Net Income				$8,444,000	8,444,000		8,444,000
Repurchase and retirement of common stock	(120,650)	(12,000)	(2,515,000)				(2,527,000)
Exercise of stock options, including tax benefit	31,598	3,000	668,000				671,000
Stock-based compensation			397,000				397,000
2-for-1 stock split	3,804,623	380,000			(380,000)
Cash dividends declared					(3,254,000)		(3,254,000)
Unrealized gains on available-for-sale-securities, net of reclassification adjustment and income taxes				216,000		216,000	216,000
Transfer from retained earnings to surplus			2,000,000		(2,000,000)

Comprehensive income				$8,660,000

Balance, September 30, 2007	7,509,146	$750,000	$1,075,000		$97,932,000	$(249,000)	$99,508,000

Comprehensive income - three months ended September 30, 2007				$4,355,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2008	2007

Cash Flows From Operating Activities:
Net income	$9,732,000	$8,444,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	887,000	376,000
Deferred income tax provision	38,000	13,000
Depreciation and amortization	1,349,000	1,181,000
Premium amortization on investment securities, net	410,000	276,000
Net gains on sales of available-for-sale securities	(209,000)	(17,000)
Stock-based compensation expense	384,000	397,000
Accretion of cash surrender value on bank-owned life insurance	(365,000)	(335,000)
Decrease in prepaid income taxes	—	216,000
Increase in other assets	(2,537,000)	(1,680,000)
Decrease in accrued expenses and other liabilities	(198,000)	(384,000)
Increase in income taxes payable	331,000	—

Net cash provided by operating activities	9,822,000	8,487,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	32,370,000	5,374,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	22,075,000	32,391,000
Available-for-sale	56,258,000	55,814,000
Purchase of investment securities:
Held-to-maturity	(4,047,000)	(15,719,000)
Available-for-sale	(204,535,000)	(59,318,000)
Net increase in loans to customers	(77,051,000)	(54,249,000)
Purchases of bank premises and equipment	(2,559,000)	(2,218,000)

Net cash used in investing activities	(177,489,000)	(37,925,000)

Cash Flows From Financing Activities:
Net increase in total deposits	28,469,000	37,084,000
Net increase in borrowed funds	127,329,000	16,326,000
Proceeds from exercise of stock options	374,000	599,000
Tax benefit of stock options	21,000	72,000
Repurchase and retirement of common stock	(5,666,000)	(2,527,000)
Cash dividends paid	(3,282,000)	(4,214,000)

Net cash provided by financing activities	147,245,000	47,340,000

Net increase (decrease) in cash and cash equivalents	(20,422,000)	17,902,000
Cash and cash equivalents, beginning of year	47,497,000	23,790,000

Cash and cash equivalents, end of period	$27,075,000	$41,692,000

The Corporation made interest payments of $13,053,000 and $11,319,000 and income tax payments of $3,044,000 and $1,744,000 during the first nine months of 2008 and 2007, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
SEPTEMBER 30, 2008
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

          The consolidated financial information included herein as of and for the periods ended September 30, 2008 and 2007 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2007 consolidated balance sheet was derived from the Corporation’s December 31, 2007 audited consolidated financial statements.

2.   Other Borrowings

          At September 30, 2008, the Bank had overnight borrowings of $68 million with an interest rate of 2.25% and collateralized by municipal securities.

3.   Stock-based Compensation

          The Corporation has two share-based compensation plans which are described below. The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 329,271 shares remain available for grant as of September 30, 2008. The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares. Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code. Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the

2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded. Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

          Compensation Expense. Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible. However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period. For options and RSUs outstanding and not yet vested, the Corporation assumes an annual forfeiture rate of 1.26% in determining compensation expense. The Corporation recorded compensation expense for share-based payments of $384,000 and $397,000 and recognized related income tax benefits of $152,000 and $157,000 in the first nine months of 2008 and 2007, respectively.

          Option Activity. On January 22, 2008 the Corporation’s board of directors granted 78,451 nonqualified stock options under the 2006 Plan. The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

          A summary of stock options outstanding under the Corporation’s stock compensation plans as of September 30, 2008 and changes during the nine month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2008	516,266	$18.90
Granted	78,451	18.50
Exercised	(26,446)	14.13
Forfeited or expired	(28,831)	22.30

Outstanding at September 30, 2008	539,440	$18.90	6.01	$2,888

Exercisable at September 30, 2008	375,938	$18.43	4.88	$2,188

          The total intrinsic value of options exercised during the first nine months of 2008 and 2007 was $140,000 and $318,000, respectively. The total fair value of options vested during the first nine months of 2008 and 2007 was $194,000 and $251,000, respectively.

          Restricted Stock Activity. On January 22, 2008, the Corporation’s Board of Directors granted 24,241 RSUs under the 2006 Plan. The Corporation’s financial performance for 2010 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted. In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted. A summary of the status of the Corporation’s nonvested shares as of September 30, 2008 and changes during the nine month period then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2008	28,306	$21.06
Granted	24,241	16.81
Vested	(1,356)	18.99
Forfeited	(348)	21.06

Nonvested at September 30, 2008	50,843	$19.10

          Unrecognized Compensation Cost. As of September 30, 2008, there was $1,091,000 of total unrecognized compensation cost related to nonvested equity awards. The cost is expected to be recognized over a weighted-average period of 1.51 years.

          Cash Received and Tax Benefits Realized. Cash received from option exercises for the nine months ended September 30, 2008 and 2007 was $374,000 and $598,000, respectively. The actual tax benefits realized for the tax deductions from option exercises for the first nine months of 2008 and 2007 was $21,000 and $73,000, respectively.

          Other. No cash was used to settle stock options during the first nine months of 2008 or 2007. The Corporation uses newly issued shares to settle stock option exercises and currently plans to use newly issued shares upon the conversion of restricted stock units.

4.   Earnings Per Share

          There were 353,714 and 327,372 shares of common stock underlying equity awards outstanding at September 30, 2008 and 2007, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

5.   Defined Benefit Pension Plan

          The following table sets forth the components of net periodic pension cost for accounting purposes.

	Nine Months Ended September 30,		Three Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)
Service cost, net of plan participant contributions	$761	$653	$254	$218
Interest cost	683	622	228	207
Expected return on plan assets	(1,026)	(869)	(342)	(289)
Amortization of prior service cost	15	15	5	5

Net pension cost	$433	$421	$145	$141

          The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank contributed $2,427,063 to the Pension Plan in September 2008, representing the maximum tax deductible contribution for the Plan year ended September 30, 2008. The Bank contributed $1,000,000 to the Pension Plan in August 2007 for the Plan year ended September 30, 2007.

6.   Adoption of New Accounting Pronouncements

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

7.   Fair Value

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

		Fair Value Measurements at September 30, 2008 Using:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)

Available-for-sale securities	$386,485	$—	$386,485	$—

8.   Income Taxes

          The Corporation lost the tax benefit of its REIT entity as a result of a change in New York State tax law effective January 1, 2008. Under the old law, the Corporation would have derived a tax benefit from its REIT entity during the first nine months of 2008 in the approximate amount of $450,000. Management currently intends to change the ownership of its REIT entity within the consolidated group to once again obtain favorable tax treatment. The timing of this change is currently uncertain.

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

Overview

          Earnings for the first nine months of 2008 were $1.33 per share, up 23 cents, or 21%, over the same period last year. Earnings for the third quarter of 2008 were up 10 cents per share, or 26% over the same quarter last year.

          Return on assets (“ROA”) and return on equity (“ROE”) were 1.12% and 12.96%, respectively, for the first nine months of 2008 compared to 1.15% and 11.61%, respectively, for the same period last year. The improvement in ROE is attributable to increased earnings and share repurchases made pursuant to the Corporation’s share repurchase program.

          The increase in earnings thus far in 2008 is largely attributable to loan growth. On an average balance basis, total loans grew by $83.1 million, or 17.7%, when comparing the first nine months of 2008 to the same period last year. The growth, which occurred in commercial mortgages, residential mortgages and home equity loans, resulted from management’s continued efforts to improve the Bank’s current and future earnings prospects by making loans a larger portion of the overall balance sheet. Most of the loan growth was funded by an increase in interest bearing deposits. On an average balance basis, time deposits increased by $36.5 million, or 17.2%, and savings and money market deposits increased by $34.6 million, or 10.7%.

          Also contributing to the increase in earnings was a borrowing and investing strategy undertaken in the latter part of 2007 and continued in 2008. This strategy, which accounts for $127 million of the borrowings under repurchase agreements at September 30, 2008, is primarily responsible for the increase in average borrowings of $108.4 million and the increase in average taxable investment securities of $94.1 million when comparing the first nine months of 2008 to the same period last year. The borrowings, some of which included interest rate caps (“caps”), were undertaken to increase current earnings and protect the Bank’s future earnings in the event of an increase in interest rates.

          A decline in interest rates during the first nine months of 2008 is yet another important factor that contributed to the increase in earnings. Earnings increased because the Bank’s interest-bearing deposits are generally shorter in duration than its interest-earning assets and therefore reprice faster in a changing rate environment. In addition, short-term interest rates, which are the primary driver of the rates paid by the Bank on its deposit products, declined more than intermediate and longer-term interest rates, which are the primary drivers of the yields available to the Bank on the repricing and origination of loans and purchase of securities.

          The Corporation lost the tax benefit of its REIT entity as a result of a change in New York State tax law effective January 1, 2008. Under the old law, the Corporation would have derived a tax benefit from its REIT entity during the first nine months of 2008 in the approximate amount of $450,000. Management currently intends to change the ownership of its REIT entity within the consolidated group to once again obtain favorable tax treatment. The timing of this change is currently uncertain.

          The credit quality of the Bank’s loan portfolio continues to be excellent as evidenced by the low level of nonperforming loans. The Bank has not originated nor does it hold any subprime mortgages in its loan portfolio. In addition, all of the Bank’s mortgage securities are backed by mortgages underwritten on conventional terms. The U.S. government guarantees the timely payment of principal and interest on most of the securities and underlying mortgages. Fannie Mae and Freddie Mac guarantee the remainder. Fannie Mae and Freddie Mac have been placed into conservatorship by their primary regulator, the Federal Housing Finance Agency (“FHFA”). The FHFA will act as conservator and will have the indefinite authority to control and oversee these entities in order to return them to a sound and solvent condition.

          Deposits declined in the third quarter due to, among other things, the desire of bank customers to obtain, without limitation, insurance coverage on all deposits. Also negatively impacting the flow of deposits was increased price competition. In response to concerns regarding deposit insurance, the FDIC, as part of the Emergency Economic Stabilization Act of 2008, recently increased its deposit insurance limit from $100,000 to $250,000 and, under its Temporary Liquidity Guarantee Program, is now fully insuring checking balances. In addition, the Bank has responded to market concerns about deposit insurance coverage by adopting strategies that allow it to obtain or offer additional deposit insurance for interest-bearing balances held by customers. The actions by the FDIC and the Bank should serve to positively impact the flow of deposits. In addition, the Bank currently expects to open several new branches and convert one of its commercial banking offices to a full service branch in 2009. This should also positively impact the flow of deposits.

          In recent months, two major pieces of legislation were enacted; the Housing and Economic Recovery Act of 2008 and the Emergency Economic Stabilization Act of 2008. Both pieces of legislation contain many significant provisions affecting banks, such as the aforementioned change in FDIC insurance coverage. Management is currently analyzing the impact of this legislation on the Bank’s current and future operations.

Net Interest Income

          Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,

	2008			2007

	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate

	(dollars in thousands)
Assets
Federal funds sold and overnight investments	$25,842	$480	2.48%	$29,872	$1,165	5.21%
Investment Securities:
Taxable	376,758	13,810	4.89	282,692	9,746	4.61
Nontaxable (1)	143,735	7,045	6.54	146,992	7,270	6.59
Loans (1) (2)	551,871	24,967	6.04	468,815	23,084	6.58

Total interest-earning assets	1,098,206	46,302	5.63	928,371	41,265	5.94

Allowance for loan losses	(4,792)			(4,100)

Net interest-earning assets	1,093,414			924,271
Cash and due from banks	32,643			32,685
Premises and equipment, net	11,351			9,115
Other assets	20,403			19,203

	$1,157,811			$985,274

Liabilities and Stockholders’ Equity
Savings and money market deposits	$357,162	3,409	1.27	$322,590	3,568	1.48
Time deposits	248,911	5,568	2.99	212,396	7,395	4.66

Total interest-bearing deposits	606,073	8,977	1.98	534,986	10,963	2.74
Borrowed funds	129,643	3,730	3.84	21,254	713	4.49

Total interest-bearing liabilities	735,716	12,707	2.31	556,240	11,676	2.81

Checking deposits	317,842			328,164
Other liabilities	4,122			3,650

	1,057,680			888,054
Stockholders’ equity	100,131			97,220

	$1,157,811			$985,274

Net interest income (1)		$33,595			$29,589

Net interest spread (1)			3.32%			3.13%

Net interest margin (1)			4.09%			4.26%

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

	Nine Months Ended September 30,

	2008 Versus 2007

	Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume (1)	Net Change

	(in thousands)
Interest Income:
Federal funds sold and overnight investments	$(156)	$(611)	$82	$(685)
Investment securities:
Taxable	3,271	589	204	4,064
Nontaxable	(161)	(65)	1	(225)
Loans	4,127	(1,896)	(348)	1,883

Total interest income	7,081	(1,983)	(61)	5,037

Interest Expense:
Savings and money market deposits	405	(506)	(58)	(159)
Time deposits	1,226	(2,621)	(432)	(1,827)
Borrowed funds	3,644	(102)	(525)	3,017

Total interest expense	5,275	(3,229)	(1,015)	1,031

Increase in net interest income	$1,806	$1,246	$954	$4,006

(1)

Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

          Net interest income on a tax-equivalent basis was up $4,006,000 when comparing the first nine months of 2008 to the same period last year. The most significant reason for the increase in net interest income was growth in the Bank’s loan portfolio. On an average balance basis, total loans grew by $83.1 million, or 17.7%, when comparing the first nine months of 2008 to the same period last year. Most of the loan growth was funded by an increase in interest bearing deposits. On an average balance basis, time deposits increased by $36.5 million, or 17.2%, and savings and money market deposits increased by $34.6 million, or 10.7%.

          Also contributing to the increase in net interest income was a borrowing and investing strategy undertaken in the latter part of 2007 and continued in 2008. This strategy, which accounts for $127 million of the borrowings under repurchase agreements at September 30, 2008, is primarily responsible for the increase in average borrowings of $108.4 million and the increase in average taxable investment securities of $94.1 million when comparing the first nine months of 2008 to the same period last year. Of the total borrowings under this strategy, $75 million have embedded interest rate caps with a notional amount of $120 million. The borrowings without caps were undertaken to increase current earnings by taking advantage of the spread between borrowing and investing rates for similar duration instruments. The borrowings with caps also added to earnings, but to a lesser extent because they include the cost of the caps, and were primarily undertaken to protect the Bank’s future earnings in the event of an increase in interest rates.

          A decline in interest rates during the first nine months of 2008 is yet another important factor that contributed to the increase in net interest income. Net interest income increased because the Bank’s interest-bearing deposit liabilities are generally shorter in duration than its interest-earning assets and therefore reprice faster in a changing rate environment. In addition, short-term interest rates, which are the primary driver of the rates paid by the Bank on its deposit products, declined more than intermediate and longer-term interest rates, which are the primary drivers of the yields available to the Bank on the repricing and origination of loans and purchase of securities. When comparing the first nine months of 2008 to the same period last year, the overall yield on interest-earning assets declined by 31 basis points while the overall cost of deposits decreased by 76 basis points.

          Short-term interest rates declined further after the close of the third quarter as evidenced by a 50 basis point reduction in the federal funds target rate on October 8, 2008. Despite this decline, interest rates on deposit products being offered by some significant competitors in the Bank’s market area have begun to trend upward partially as a result of the liquidity problems being experienced by these competitors. So rather than decreasing deposits rates in response to the decline in the federal funds rate, the Bank has actually increased certain deposit rates to remain competitive. On the other hand, the decline in the federal funds rate has decreased the rate being paid by the Bank on its other borrowings.

          The investment securities purchased with borrowed funds had a higher overall yield than the Bank’s existing securities portfolio. This is the primary reason that the yield on the Bank’s taxable securities portfolio increased by 28 basis points when comparing the first nine months of 2008 to the same period last year.

           Net interest margin declined by 17 basis points and net interest spread increased by 19 basis points when comparing the first nine months of 2008 to the same period last year. The decline in net interest margin occurred largely because the margin on the borrowing and investing strategy is less than the margin on the balance of the Bank’s interest-earning assets and interest-bearing liabilities. In addition, the return on noninterest-bearing checking balances and capital decreased due to the lower yield on interest-earning assets. Excluding the borrowing and investing strategy, net interest margin for the first nine months of 2008 would have increased versus the same period last year and the increase in net interest spread would have been greater.

Application of Critical Accounting Policies

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the allowance for loan losses is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time and involves difficult and complex judgments about matters that are inherently uncertain. In the event that management’s estimate needs to be adjusted based on, among other things, additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly higher allowance for loan losses and thereby have a material negative impact on the Bank’s results of operations.

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

Asset Quality

          The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

	(dollars in thousands)

Nonaccruing loans	$112	$257
Loans past due 90 days or more as to principal or interest payments and still accruing	3	95
Foreclosed real estate	—	—

Total nonperforming assets	115	352
Troubled debt restructurings	—	—

Total risk elements	$115	$352

Nonaccruing loans as a percentage of total loans	.02%	.05%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.02%	.07%

Risk elements as a percentage of total loans and foreclosed real estate	.02%	.07%

Allowance and Provision for Loan Losses

          The allowance for loan losses grew by $865,000 during the first nine months of 2008, amounting to $5,318,000 at September 30, 2008, or .88% of total loans, as compared to $4,453,000 at December 31, 2007, or .85% of total loans. During the first nine months of 2008 the Bank had loan chargeoffs and recoveries of $25,000 and $3,000, respectively, and recorded an $887,000 provision for loan losses. The provision for loan losses increased by $511,000 when comparing the first nine months of 2008 to the same period last year primarily because there was more loan growth in the first nine months of 2008 than 2007 and economic conditions deteriorated.

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

          Loans secured by real estate represent approximately 91% of the Bank’s total loans outstanding at September 30, 2008. Most of these loans were made to borrowers domiciled on Long Island and in New York City. Local economic conditions had been good and real estate values had grown considerably over a number of years. However, in 2007 and thus far in 2008 residential real estate values on Long Island declined and economic conditions deteriorated. The decline and deterioration could continue, and this may cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

Noninterest Income, Noninterest Expense, and Income Taxes

          Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income increased by $338,000, or 7.7%, when comparing the first nine months of 2008 to the same period last year. The increase is principally due to a $192,000 increase in net gains on sales of available-for-sale securities, a $103,000 increase in other income, and an $83,000 increase in service charge income. The increase in other income can be attributed to small increases in miscellaneous consumer fees. Service charge income increased primarily as a result of an increase in checking account maintenance and activity charges.

          Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $1,211,000, or 5.9%, from $20,625,000 for the first nine months of 2007 to $21,836,000 for the current nine-month period. The increase is comprised of increases in employee benefits expense of $437,000, or 14.6%, occupancy and equipment expense of $329,000, or 9.9%, other operating expenses of $253,000, or 6.2%, and salaries of $192,000, or 1.9%.

          The increase in employee benefits expense is largely the result of an increase in retirement plan expense. Occupancy and equipment expense increased primarily due to the opening of the Babylon and Northport Village branches, the expansion of the Garden City branch and the relocation of the Bank’s Nassau Regional Commercial Banking Team from Glen Head to Garden City. The increase in other operating expenses is largely attributable to an increase in FDIC deposit insurance expense. The Bank’s current annual FDIC deposit insurance expense is approximately $480,000 based on an assessment of 5 basis points on total deposits. Based on a recent FDIC proposal, the Bank’s assessment rate would increase to 12 basis points in the first quarter of 2009 and 11 basis points effective April 1, 2009. The increase in salaries expense is primarily due to normal annual salary adjustments and additions to staff related to the opening of the Northport Village and Babylon branches, as partially offset by staff reductions accomplished through attrition. Salaries expense in the fourth quarter of 2008 will include a $248,000 severance payment made to a former executive officer of the Corporation.

          Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 26.1% for the first nine months of 2008 as compared to 19.5% for the same period last year. The increase in the effective tax rate is primarily a result of the Corporation losing the tax benefit derived from its REIT entity and tax-exempt income being a smaller portion of pre-tax income in 2008 than 2007. The increase in the effective tax rate would have been larger had the Corporation not recognized a $153,000 reduction in taxes in the second quarter that was applicable to prior years.

Results of Operations –	Three Months Ended September 30, 2008 Versus September 30, 2007

          Net income for the third quarter of 2008 was $3,568,000, or $.49 per share, as compared to $2,976,000, or $.39 per share, for the same quarter last year. The largest component of the increase in net income is a $1,816,000 increase in net interest income, as partially offset by an increase in noninterest expense of $445,000, an increase in the provision for loan losses of $289,000, and an increase in the Corporation’s effective tax rate from 20.0% in the third quarter of 2007 to 28.9% for the current quarter. The reasons for these variances are substantially the same as those discussed with respect to the nine-month periods.

Capital

          The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 18.26%, 17.33% and 8.24%, respectively, at September 30, 2008 substantially exceed the requirements for a well-capitalized bank. The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation substantially exceeded at September 30, 2008.

          Total stockholders’ equity increased slightly from $102,384,000 at December 31, 2007 to $102,398,000 at September 30, 2008. Net income of $9,732,000 was largely offset by $5,666,000 expended for share repurchases and $3,450,000 in cash dividends declared. In addition, there were $1,381,000 of unrealized losses on available-for-sale securities because market yields on securities increased.

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

          The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the twelve months ended September 30, 2008 was 802,497 shares, 25.4% of which resulted from open market purchases by the Corporation under its share repurchase program.

          Russell Microcap Index. Frank Russell Company maintains a family of U.S. equity indices. The indices are reconstituted in June of each year based on market capitalization and do not reflect subjective opinions. All Indices are subsets of the Russell 3000E Index, which represents most of the investable U. S. equity market.

          The Corporation’s common stock is included in the Russell Microcap Index. When reconstituted in June 2008, the average market capitalization of companies in the Russell Microcap Index was $310 million, the median market capitalization was $169 million, the capitalization of the largest company in the index was $617 million, and the capitalization of the smallest company in the index was $37 million. The Corporation’s market capitalization as of September 30, 2008 was approximately $174 million.

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

Cash Flows and Liquidity

          Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first nine months of 2008, the cash needed to grow loans significantly exceeded the cash provided by deposit growth and operations. This is the main reason for the increase in other borrowings. Savings and money market products increased during the period, driven partially by new branch openings and the migration of funds from time deposit accounts. Checking balances decreased, partially due to customers’ desire to earn interest on such balances. The increase in securities sold under repurchase agreements is primarily a result of the Corporation’s borrowing and investing strategy.

          While total deposits increased between December 31, 2007 and September 30, 2008, they declined in the third quarter as a result of increased price competition and general concerns in the marketplace regarding FDIC insurance coverage. The decline in deposits, in conjunction with robust loan growth, resulted in an increase in other borrowings during the quarter of $68 million. As previously discussed, management believes that recent actions taken by the FDIC and the Bank should positively impact the flow of deposits. In addition, the Bank currently expects to open several new branches and convert one of its commercial banking offices to a full service branch in 2009. This should also positively impact the flow of deposits.

          Liquidity. The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At September 30, 2008, the Bank had $155 million in unencumbered available-for-sale securities and less than $1 million in overnight investments.

          The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings in the form of FHLB advances and repurchase agreements. However, neither the Bank’s FHLB membership nor the repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Bank. The amount that the Bank can potentially borrow from these parties is dependent on, among other things, the amount of unencumbered eligible securities that the Bank can use as collateral. At September 30, 2008, the Bank had unencumbered securities of approximately $188 million that are eligible collateral for borrowing under repurchase agreements. Of these securities, $171 million are eligible collateral for FHLB borrowings.

          The Bank can also purchase overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $25 million do not represent legal commitments to extend credit on the part of the other banks.

          As a backup to borrowing from the FHLB, brokerage firms and other commercial banks, the Bank is eligible to borrow on a secured basis at the Federal Reserve Bank (“FRB”) discount window under the primary credit program. Primary credit, which is currently extended at a rate that is 25 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

Legislation

          Enacted Legislation. In recent months, two major pieces of legislation (the “Legislation”) impacting the financial services industry were enacted; the Housing and Economic Recovery Act of 2008 and the Emergency Economic Stabilization Act of 2008. This Legislation was enacted in response to capital adequacy, asset quality, management, liquidity, earnings and sensitivity to market risk problems being experienced by some financial institutions. It contains broad changes and could therefore impact, either directly or indirectly, the Bank’s business operations. The significant changes brought about by this Legislation include, among others, the following:

•	The placing of Fannie Mae and Freddie Mac into conservatorship by their primary regulator, the Federal Housing Finance Agency;

•	A temporary increase through December 31, 2009 in FDIC insurance coverage from $100,000 to $250,000;

•

A temporary guarantee by the FDIC through December 31, 2009 of all checking account balances, without limitation, which is in addition to and separate from the $250,000 insurance limit under the FDIC’s general deposit insurance regulations;

•	A guarantee by the FDIC of the senior unsecured debt of financial institutions issued through June 30, 2009;

•	A provision that allows the Federal Reserve Bank to pay interest to banks on sterile reserves beginning October 1, 2008, three years earlier than previously permitted;

•	The creation of The Troubled Asset Relief Program (“TARP”) within the U.S. Treasury Department to purchase troubled assets from any financial institution through December 31, 2009;

•	As part of the TARP, the injection of up to $250 billion in equity capital into banks in the form of senior preferred stock.

          Financial institutions may opt out of the FDIC’s unlimited guarantee of checking account balances and the FDIC’s guarantee of senior unsecured debt. In addition, the injection of capital into banks is voluntary on the part of the banks. Management currently intends that the Bank will not opt out of the FDIC’s checking account and senior unsecured debt guarantees and, based on the Bank’s strong capital position, will not voluntary accept a capital investment by the Treasury Department. In addition, management is not currently aware of any troubled assets in the Bank’s loan or securities portfolios and therefore will not participate in the sale of troubled assets to the Treasury Department under TARP.

          Proposed Legislation. Commercial checking deposits currently account for approximately 25% of the Bank’s total deposits. Congress has periodically considered legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits. Passage of such legislation could have a material adverse impact on the Bank’s future results of operations.

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

          In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The adoption of SFAS No. 162 is not expected to impact the Corporation’s consolidated financial statements.

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

          On April 25, 2008, the FASB issued Staff Position FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 142-3 is not expected to impact the Corporation’s consolidated financial statements.

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

          The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at September 30, 2008 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2009 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at September 30, 2008 and net interest income on a tax-equivalent basis for the year ending September 30, 2009 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

          Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline. If the Bank does not increase its deposit rates at all, or, in fact decreases its deposit rates, the impact should be positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points.

	Net Portfolio Value at September 30, 2008		Net Interest Income Year Ending September 30, 2009

Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

	(dollars in thousands)

+ 200 basis point rate shock	$67,653	(27.2)%	$41,108	(12.7)%
+ 100 basis point rate shock	80,074	(13.9)	43,861	(6.9)
Base case (no rate change)	92,976	—	47,102	—
- 100 basis point rate shock	106,396	14.4	50,862	8.0
- 200 basis point rate shock	120,271	29.4	52,037	10.5

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

     Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the third quarter of 2008 are set forth in the table that follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2008 to July 31, 2008	—	—	—	126,972
August 1, 2008 to August 31, 2008	10,261	$20.22	10,261	116,711
September 1, 2008 to September 30, 2008	—	—	—	116,711

(1)

All shares purchased by the Corporation under its stock repurchase program in the third quarter of 2008 were purchased under a 200,000 share plan approved by the Corporation’s Board of Directors on February 21, 2008 and publicly announced on February 22, 2008. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5.	Other Information

     On November 5, 2008, the Corporation issued a press release regarding the Corporation’s financial condition as of September 30, 2008 and its results of operations for the nine and three month periods then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits

     a) The following exhibits are included herein.

Exhibit No.	Name

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules13a-14(a) and 15d-14(a) of the Exchange Act)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Press Release dated November 5, 2008 regarding the nine and three month periods ended September 30, 2008

SIGNATURES

          Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION

(Registrant)

Date: October 31, 2008	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.

31.1	Certification by Chief Executive Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	29
31.2	Certification by Chief Financial Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	30
32	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 906 Of The Sarbanes-Oxley Act of 2002	31
99.1	Press Release dated November 5, 2008 regarding the nine and three month periods ended September 30, 2008	32