Form 10-K
period 2008-12-31
FIRST OF LONG ISLAND CORP
filed 2009-03-13
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to _____________

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
Yes ☐     No ☒

          The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2008, the last business day of the Corporation’s most recently completed second fiscal quarter, was $125,806,518. This value was computed by reference to the price at which the stock was last sold on June 30, 2008 and excludes $16,339,545 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding, February 28, 2009

Common Stock, $.10 par value	7,199,122

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Corporation’s Annual Report to shareholders for the fiscal year ended December 31, 2008 are incorporated by reference into Parts II and IV.

          Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2009 are incorporated by reference into Part III.

[Cover page 2 of 2 pages]

PART I

ITEM 1.	BUSINESS

General

          The First of Long Island Corporation (the “Registrant” or the “Corporation”), a one-bank holding company, was incorporated on February 7, 1984 for the purpose of providing financial services through its wholly-owned subsidiary, The First National Bank of Long Island (the “Bank”).

          The Bank was organized in 1927 as a national banking association under the laws of the United States of America and was known as The First National Bank of Glen Head through June 30, 1978. The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate, and custody services. The Bank organized a wholly-owned subsidiary, The First of Long Island Agency, Inc. (the “Agency”), as a licensed insurance agency under the laws of the State of New York. The Agency sells mutual funds and annuities to customers of the Bank. Such products are made available through a third party provider. The Bank has one other wholly-owned subsidiary, FNY Service Corp., an investment company. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.

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

          In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Night Depository Services

•	ATM Banking	•	Payroll Services

•	Bank by Mail	•	Remote Deposit

•	Bill Payment Using PC or Telephone Banking	•	Safe Deposit Boxes

•	Cash Management Services	•	Securities Transactions

•	Collection Services	•	Signature Guarantee Services

•	Controlled Disbursement Accounts	•	Telephone Banking

•	Counter Checks	•	Travelers Checks

•	Drive-Through Banking	•	Trust and Investment Management Services

•	Gift Checks and Personal Money Orders	•	U.S. Savings Bonds

•	Internet PC Banking	•	Wire Transfers and Foreign Cables

•	Merchant Credit Card Depository Services	•	Withholding Tax Depository Services

•	Lock Box Services

          The Bank has a main office located in Glen Head, New York, twelve other full service offices (Babylon, Garden City, Greenvale, Huntington, Locust Valley, Merrick, Northport, Northport Village, Old Brookville, Rockville Centre, Roslyn Heights, Woodbury), thirteen commercial banking offices (Bohemia, Deer Park, two in Farmingdale, Great Neck, Hauppauge, Hicksville, three in Manhattan, New Hyde Park, Port Jefferson Station, Valley Stream), and two Select Service Banking Centers (Lake Success, Smithtown) which serve the needs of both businesses and affluent consumers. The Bank’s newest office is the commercial banking office in Port Jefferson Station, Long Island, which was opened in February 2009. The Bank continues to evaluate potential new branch sites both on Long Island and in Manhattan.

          The Bank’s revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

          The Bank did not commence, abandon, or significantly change any of its lines of business during 2008.

          The Bank encounters substantial competition in its banking business from numerous other banking corporations which have offices located in the communities served by the Bank. Principal competitors are branches of larger banks, such as Citibank, JPMorgan Chase, Capital One, and TD Bank, various community banks on Long Island and in Manhattan, mortgage brokers, brokerage firms and credit unions.

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

          The Bank primarily conducts its lending activities out of its main office in Glen Head, NY, its Suffolk County regional lending office in Hauppauge, NY, and its New York City regional lending office in Manhattan. The Bank’s loan portfolio is currently primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers on Long Island and in New York City. The Bank offers a full range of lending services including commercial and residential mortgage loans, multifamily loans, home equity loans and lines, commercial loans, construction loans, consumer loans, and commercial and standby letters of credit. Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts, or general business assets. Consumer loans include, among other things, auto loans, unsecured home improvement loans, secured and unsecured personal loans, overdraft checking lines, and VISA® credit cards.

          The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates. Commercial and residential mortgage loans are made with terms usually not in excess of thirty years. Fixed rate residential mortgage loans with terms greater than twenty years are generally not maintained in the Bank’s portfolio. Commercial loans generally mature within five years, and onsumer loans and home equity lines generally mature within ten years. The Bank’s usual practice is to lend no more than 65% to 75% of appraised value on residential mortgage loans, 65% on home equity lines, 70% to 75% on fixed rate home equity loans, and 70% to 75% on commercial mortgage loans. The lending limitations with regard to appraised value for loans on co-ops and condominiums are more stringent.

          The risks inherent in the Bank’s loan portfolio primarily stem from the following factors relating to: borrower size; geographic concentration; industry concentration; the strength of the local economy, including real estate values; and environmental contamination. Loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls. Most of the Corporation’s loans are made to businesses and consumers on Long Island and in New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. The Bank has a significant portfolio of multifamily loans which amounted to $105,898,000 at December 31, 2008. The ability of many of the Bank’s borrowers to repay their loans is dependent on the strength of the local economy. In addition, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on, among other things, the strength of the local real estate market and the condition of the property including the absence of environmental contamination. The Bank does not have any foreign loans.

          Loans in excess of $400,000 up to and including $5,000,000 require the approval of the Management Loan Committee. Loans in excess of $5,000,000 up to and including $8,000,000 also require the approval of two non-management members of the Board Loan Committee. Loans in excess of $8,000,000 require the recommendation of the Management Loan Committee and the approval of a majority of the Board of Directors.

          The composition of the Bank’s loan portfolio is set forth below.

	December 31,

	2008	2007	2006	2005	2004

	(in thousands)
Commercial and industrial	$53,555	$61,317	$55,444	$47,310	$51,672
Secured by real estate:
Commercial mortgages	273,097	169,621	138,225	107,578	88,783
Residential mortgages	216,654	194,926	173,757	160,090	150,711
Home equity loans	99,953	81,846	66,934	53,279	41,025
Construction loans	9,175	11,751	9,752	7,144	4,685
Other	3,761	4,893	4,835	5,145	6,040

	656,195	524,354	448,947	380,546	342,916
Net deferred loan origination costs (fees)	1,939	1,185	518	(54)	(479)

	658,134	525,539	449,465	380,492	342,437
Allowance for loan losses	(6,076)	(4,453)	(3,891)	(3,282)	(2,808)

	$652,058	$521,086	$445,574	$377,210	$339,629

          Commercial and Industrial Loans. The Bank makes commercial loans on a demand basis, short-term basis, or installment basis. Short-term business loans are generally due and payable within one year and should be self liquidating during the normal course of the borrower’s business cycle. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses. Maturity and rate information for the Bank’s commercial and industrial loansoutstanding at December 31, 2008 is set forth below.

	Maturity

	Within One Year	After One But Within Five Years	After Five Years	Total

	(in thousands)
Commercial and industrial loans:
Fixed rate	$4,251	$4,843	$15,021	$24,115
Variable rate	23,110	5,878	452	29,440

	$27,361	$10,721	$15,473	$53,555

          Real Estate Mortgage and Home Equity Loans and Lines. The Bank makes residential and commercial mortgage loans, multifamily loans, and home equity loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity loans and lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans, including multifamily loans, will be considered for approval provided they, as well as any guarantors, generally have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. If the source of repayment is rental income, such income must almost always be more than sufficient to amortize the debt.

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

          Construction Loans. The Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally one year or less and advances are made as the construction progresses. The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. All of the Bank’s construction loans outstanding at December 31, 2008 are variable rate and mature within one year.

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

          Past Due, Nonaccrual, and Restructured Loans. Selected information about the Bank’s past due, nonaccrual, and restructured loans can be found in the section of the Corporation’s 2008 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

          The accrual of interest on loans is discontinued when principal or interest payments become past due 90 days or more unless the loan is well secured and in the process of collection. As of December 31, 2008, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in “Note C - Loans” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

          Although economic conditions in the Bank’s market area had been favorable for a number of years, over the last few years such conditions have deteriorated. Future levels of impaired and other potential problem loans will be affected by the strength of the local economy.

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

          In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. In estimating losses the Bank reviews individual loans in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows. Estimated losses for loans that are not specifically reviewed are determined on a pooled basis using the Bank’s historical loss experience adjusted to reflect current conditions. In adjusting historical loss experience, management considers a variety of factors including levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks. The allowance for loan losses is comprised of impairment losses on the loans specifically reviewed plus estimated losses on the pools of loans that are not specifically reviewed.

          Changes in the Bank’s allowance for loan losses for each of the five years in the period ended December 31, 2008 and the allocation of the Bank’s allowance for loan losses by loan type at the end of each of these years can be found in the section of the Corporation’s 2008 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

          The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and the cash flows supporting certain of the Bank’s commercial mortgage loans and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 91% of the Bank’s total loans outstanding at December 31, 2008. Most of these loans were made to borrowers domiciled on Long Island and in New York City. Although local economic conditions had been good and real estate values had grown considerably over a number of years, over the last few years residential real estate values on Long Island declined and economic conditions deteriorated. The decline and deterioration could continue, and commercial real estate values could also decline. This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

Investment Activities

          General. The investment policy of the Bank, as approved by the Board Asset/Liability Committee (“Committee”) and supervised by both the Committee and the Management Investment Committee, is intended to promote investment practices which are both safe and sound and in full compliance with applicable regulations. Investment authority will be granted and amended as is necessary by the Committee.

          The Bank’s investment decisions seek to maximize income while keeping both credit and interest rate risk at acceptable levels, provide for the Bank’s liquidity needs, and provide securities that can be pledged, as needed, to secure deposits and/or borrowings.

          The Bank’s investment policy generally limits individual maturities to twenty years and average lives, in the case of collateralized mortgage obligations (CMOs) and other mortgage-backed securities, to 10 years. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1. In addition, management periodically reviews issuer credit ratings for all securities in the Bank’s portfolio other than those issued by the U.S. government. Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate. The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

          At December 31, 2008, the Bank had net unrealized gains of $3,160,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $3,485,000 and gross unrealized losses of $325,000. The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased. Gains that could be recognized currently upon the sale of securities with unrealized gains would be approximately offset by the reduction in future interest income that would result from purchasing replacement securities that are similar with respect to issuer and duration but currently have lower yields. The Bank intends and expects to be able to hold its held-to-maturity securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

          Portfolio Composition. The composition of the Bank’s investment portfolio can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

          Maturity Information. The maturities and weighted average yields of the Bank’s investment securities at December 31, 2008 can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

          During 2008, the Bank received cash dividends totaling $94,836 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 3.89%.

Sources of Funds

          General. The Bank’s primary sources of liquidity are deposit growth, monthly payments on its investment securities and loan portfolios, operations, borrowings from brokerage firms and commercial banks under repurchase agreements, and borrowings from the Federal Home Loan Bank of New York. The Bank can also borrow overnight federal funds from other commercial banks and borrow at the Federal Reserve Bank discount window. A further discussion of borrowing sources and details of outstanding borrowings can be found in the sections of the Corporation’s 2008 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note F – Borrowed Funds” to the Corporation’s Consolidated Financial Statements which have been incorporated by reference into Items 7 and 8, respectively, of this Form 10-K.

          The Bank offers checking and interest-bearing deposit products. In addition to business checking, the Bank has a variety of personal checking products including “Free”, “First Class”, “Regular”, and “Senior Citizen” checking. Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including IOLA; escrow service accounts; rent security accounts; money market products, including traditional personal and nonpersonal money market savings accounts, and “Super Business Money Market” – a high yielding business money market savings account; savings products, including traditional personal and nonpersonal statement and passbook savings accounts, “Super Select Savings” – a high yielding personal statement savings account, “Platinum Savings” – high yielding business and personal savings accounts and “K Savings” – a savings account for children under 18 years of age; savings certificates (3 month, 6 month and 1 to 6 year terms); jumbo certificates; holiday club accounts; and individual retirement accounts, including savings certificates with terms of 3 months to 6 years and “Super Select IRA Savings” – a high yielding IRA money market savings account.

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

          Classification of Average Deposits. The Bank’s average deposit balances by major classification are set forth below.

	Year ended December 31,

	2008		2007		2006

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(dollars in thousands)

Checking	$317,696	—%	$327,686	—%	$321,438	—%
Savings and money market	364,974	1.25	320,539	1.49	362,339	1.28
Time deposits	236,820	2.86	220,196	4.58	158,622	4.15

	$919,490	1.23%	$868,421	1.71%	$842,399	1.33%

          Remaining Maturities of Time Deposits. The remaining maturities of the Bank’s time deposits in amounts of $100,000 or more and less than $100,000 at December 31, 2008 can be found in “Note E - Deposits” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

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

Employees

          As of December 31, 2008, the Bank had 213 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

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

          The Corporation is exposed to a variety of risks, some of which are inherent in the banking business. The more significant of these are addressed by the Corporation’s written policies and procedures, the adherence to which is monitored on an ongoing basis. The risks faced by the Corporation include, among others, credit risk, interest rate risk, liquidity risk, market risk for the Corporation’s common stock, changes in and compliance with laws and regulations, legislative risk and economic conditions risk.

          Credit Risk. For both investment securities and loans, there is always the risk that the Corporation will be unable to collect all amounts due according to the contractual terms. Credit risk in the Corporation’s securities portfolio has been addressed by adopting a board committee approved investment policy that, among other things, limits terms and types of holdings, and specifies minimum required credit ratings. Allowable investments include direct obligations of the U.S. government and its agencies, highly rated obligations of states and political subdivisions, and highly rated corporate obligations. At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, commercial paper must be rated A-1 or P-1, and corporate bonds must be rated A or better. In addition, management periodically reviews issuer credit ratings for all securities in the Corporation’s portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate.

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

          The credit risk within the Corporation’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values and environmental contamination. The Corporation’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Corporation’s loans are made to businesses and consumers on Long Island and in New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. The Bank also has a significant portfolio of multifamily loans, with the primary source of repayment for those loans, the cash flows from the underlying properties, being dependent on the strength of the local economy. Although local economic conditions had been good and real estate values had grown considerably over a number of years, over the last few years residential real estate values on Long Island declined and economic conditions deteriorated. The decline and deterioration could continue, and commercial real estate values could also decline. This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Corporation to be unable to realize the full carrying value of such loans through foreclosure. Environmental impairment of properties securing mortgage loans is also a risk. However, at the present time, the Corporation is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

          Interest Rate Risk. The Corporation’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Corporation defines interest rate risk as the risk that the Corporation’s earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change. The Corporation has addressed interest rate risk by adopting a committee approved interest rate risk policy which sets forth quantitative risk limits and calls for monitoring and controlling interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional repricing gap analysis. In addition, management has retained an outside consultant with expertise in asset liability management.

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

          Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Corporation’s net interest income. However, if the Corporation owns interest rate floors that are in-the-money at the time of the interest rate decrease or become in-the-money as a result of the decrease, the magnitude of the positive impact should increase. However, if the Corporation does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, regardless of whether or not it owns interest rate floors, the magnitude of the positive impact will decline and could even be negative.

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

          Liquidity Risk. Liquidity risk is the risk that the Corporation will not have sufficient funds to accommodate loan growth and meet deposit outflows. The Corporation has addressed liquidity risk by adopting a board committee approved liquidity and liquidity contingency plan policies that set forth quantitative risk limits and include, among other things, a liquidity contingency plan. The Corporation’s market area is currently characterized by aggressive deposit pricing and extensive branching by other financial institutions. Either could cause deposit outflows, and such outflows could be significant. However, the Corporation believes that its present sources of liquidity, the details of which follow, are more than sufficient to meet loan demand, accommodate deposit outflows, and provide sufficient contingency liquidity.

          The Corporation’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At December 31, 2008, the Corporation had approximately $93 million in unencumbered available-for-sale securities.

          The Corporation is a member of the Federal Home Loan Bank of New York (“FHLB”) and has repurchase agreements in place with a number of brokerage firms and commercial banks. In addition to customer deposits, the Corporation’s primary external sources of liquidity are secured borrowings in the form of FHLB advances and repurchase agreements. However, neither the Corporation’s FHLB membership nor repurchase agreements represent legal commitments on the part of the FHLB or repurchase agreement counterparties to extend credit to the Corporation. The amount that the Corporation can potentially borrow from the FHLB and brokerage firms is dependent on, among other things, the amount of unencumbered eligible securities and loans that the Corporation can use as collateral. At December 31, 2008, the Corporation had unencumbered securities of approximately $183 million that are eligible collateral for borrowing under repurchase agreements. Of these securities, $35 million are eligible collateral for FHLB borrowings. In addition, the Bank is currently working towards increasing its liquidity by obtaining FHLB approval to pledge its residential and commercial mortgages as collateral for borrowings.

          The Corporation can also purchase overnight federal funds on an unsecured basis under lines with two other commercial banks. These lines in the aggregate amount of $25 million do not represent legal commitments to extend credit on the part of the other banks.

          As a backup to borrowing from the FHLB, brokerage firms and other commercial banks, the Corporation is eligible to borrow on a secured basis at the Federal Reserve Bank (“FRB”) discount window under the primary credit program. Primary credit, which is normally extended on a very short-term basis, typically overnight, at a rate which is currently between 25 and 50 basis points above the federal funds target rate, is viewed by the FRB as a backup source of short-term funds for sound depository institutions like the Bank. The amount that the Bank can borrow under the primary credit program depends on, among other things, the amount of available eligible collateral.

          Market Risk for the Corporation’s Common Stock. Trading volume in the Corporation’s common stock is limited. The publicly reported trading volume in 2008 and 2007 was 979,245 and 615,795 shares, respectively. Open market purchases by the Corporation under its share repurchase program accounted for 14.6% of the trading volume in 2008 and 12.2% in 2007. A reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both.

          In addition, the Corporation’s common stock is included in the Russell Microcap Index. When reconstituted in June 2008, the average market capitalization of companies in the Russell Microcap Index was $310 million, the median market capitalization was $169 million, the capitalization of the largest company in the index was $617 million, and the capitalization of the smallest company in the index was $37 million. The Corporation’s market capitalization as of December 31, 2008 was approximately $171 million.

          The strong performance of the Corporation’s stock over the last year relative to the overall market should result in its stock being included in the Russell 3000 and 2000 Indexes when they are reconstituted in June 2009. The Corporation believes that migration of its stock from the Russell Microcap to the Russell 3000 and 2000 Indexes will improve the stock’s price, trading volume and liquidity. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the Russell 3000 and 2000 Indexes or the Russell Microcap Index at any future reconstitution date, the opposite could occur.

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

Recently Enacted Legislation. In the latter part of 2008, two major pieces of legislation (the “Legislation”) impacting the financial services industry were enacted; the Housing and Economic Recovery Act of 2008 and the Emergency Economic Stabilization Act of 2008. This Legislation was enacted to address the subprime mortgage crisis and in response to capital adequacy, asset quality, management, liquidity, earnings and sensitivity to market risk problems being experienced by a large number of financial institutions. It contains broad changes that impact, either directly or indirectly, the Bank’s business operations. The significant changes brought about by this Legislation include, among others, the following:

•	The placing of Fannie Mae and Freddie Mac into conservatorship by their primary regulator, the Federal Housing Finance Agency;

•	A temporary increase through December 31, 2009 in FDIC insurance coverage from $100,000 to $250,000;

•

A temporary guarantee by the FDIC through December 31, 2009 of all transaction account balances, without limitation, which is in addition to and separate from the $250,000 insurance limit under the FDIC’s general deposit insurance regulations. Transaction accounts include traditional checking accounts and funds swept from such accounts to another noninterest-bearing deposit account, NOW accounts paying less than .5% interest, and Interest on Lawyer Accounts;

•	A guarantee by the FDIC of the senior unsecured debt of financial institutions issued through June 30, 2009. The guarantee expires upon maturity of the debt or June 30, 2012, whichever is earlier;

•	A provision that allows the Federal Reserve Bank to pay interest to banks on sterile reserves beginning October 1, 2008, three years earlier than previously permitted;

•	The creation of the $700 billion Troubled Asset Relief Program (“TARP”) within the U.S. Treasury Department to purchase troubled assets from any financial institution through December 31, 2009;

•	As part of the TARP, the $250 billion Capital Purchase Program that enables financial institutions to raise capital by selling senior preferred shares to the federal government.

          Financial institutions may opt out of the FDIC’s unlimited guarantee of transaction account balances and the FDIC’s guarantee of senior unsecured debt. In addition, raising capital by selling senior preferred shares to the federal government is voluntary on the part of banks. The Bank did not opt out of the FDIC’s transaction account and senior unsecured debt guarantees and, based on the Bank’s strong capital position, chose not to participate in the Capital Purchase Program. In addition, the Bank has no assets in its loan or securities portfolios that it would consider selling to the Treasury Department under the TARP.

          In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) became law. Otherwise known as the Stimulus Plan, the Act is a $787 billion package of spending, tax cuts and tax credits that’s designed to help pull the nation out of the significant current downturn. The provisions of the Act are intended to have positive impact on the economy and could significantly impact the Bank’s business on a near and longer-term basis. Also in February 2009, the FDIC took two actions designed to allow the Deposit Insurance Fund to withstand the existing problems in the banking industry. The first was the imposition of an emergency special assessment of 20 basis points on deposits of insured banks and savings associations as of June 30, 2009. The second was adoption of previously proposed changes to its risk-based assessment system. These changes considered, the Bank currently estimates that its FDIC insurance cost will increase by approximately $2,800,000 in 2009.

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

          Economic Conditions Risk. The recent deterioration of both national and local economic conditions poses significant risks to both the Corporation’s business and the banking industry as a whole. Specific risks include unstable interest rates, price competition for deposits due to liquidity concerns, declining real estate values, increasing unemployment, and the poor performance of the equity markets. The projected impact on the Corporation’s operating expenses in 2009 that are directly related to the deterioration in economic conditions include an increase of approximately $1,025,000 in pension expense and the aforementioned increase of $2,800,000 in FDIC insurance expense.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2.	PROPERTIES

          The Corporation neither owns nor leases any real estate. Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank.

          As of December 31, 2008, the Bank owns a total of eleven buildings in fee and leases nineteen other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

          None were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

          The Corporation’s common stock trades on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “FLIC”. The table appearing on page 4 of the Corporation’s Annual Report to Shareholders for the fiscal year ended

December 31, 2008 showing the high and low sales prices, by quarter, for the years ended December 31, 2008 and 2007 is incorporated herein by reference.

          On February 28, 2009, there were 7,199,122 shares of the Corporation’s common stock outstanding with 606 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

          During 2008 and 2007, the Corporation declared quarterly cash dividends aggregating $.66 and $.58 per share, respectively.

          The performance graph appearing on page 23 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 is incorporated herein by reference.

          Since 1988, the Corporation has had a stock repurchase program under which it has purchased from time to time shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the fourth quarter of 2008 appearing on page 22 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

          “Selected Financial Data” appearing on page 4 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 13 through 29 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and appearing on pages 24 through 27 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements, report of independent auditors, and unaudited quarterly financial data appearing on pages 30 through 59 of Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated herein by reference.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

          “Management’s Report on Internal Control Over Financial Reporting” appearing on page 58 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 is incorporated herein by reference.

(c)	Attestation Report of the Registered Public Accounting Firm

          “Report of Independent Registered Public Accounting Firm” appearing on page 59 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 is incorporated herein by reference.

(d)	Changes in Internal Control Over Financial Reporting

          There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          “ELECTION OF DIRECTORS” appearing on pages 4 through 6, “MANAGEMENT” appearing on page 15, “Governance and Nominating Committee” appearing on pages 7 and 8, “Audit Committee” appearing on page 9, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” appearing on page 39 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009 are incorporated herein by reference.

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

          “COMPENSATION OF DIRECTORS”, “COMPENSATION COMMITTEE REPORT”, “COMPENSATION DISCUSSION AND ANALYSIS”, “COMPENSATION OF EXECUTIVE OFFICERS”, “SUMMARY COMPENSATION TABLE”, “COMPENSATION PURSUANT TO PLANS”, and “EMPLOYMENT CONTRACTS” appearing on pages 11 through 14 and 16 through 36 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          “VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS” appearing on Pages 1 through 3 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009 and the “Equity Compensation Plan Information” table appearing on page 29 of such Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          “TRANSACTIONS WITH MANAGEMENT AND OTHERS” appearing on page 36 of Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009 is incorporated herein by reference.

          The Board of Directors of the Corporation presently consists of a non-executive chairman and ten other members. Each member, with the exception of Michael N. Vittorio who also serves as President and Chief Executive Officer of the Corporation and the Bank, is independent as independence for directors is defined in Nasdaq Rule 4200(a)(15).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

           “INDEPENDENT AUDITORS” appearing on pages 37 and 38 of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

          The following consolidated financial statements of the Corporation and its subsidiary and report of independent registered public accounting firm thereon as required by Item 8 of this report are incorporated herein by reference.

•	Consolidated Balance Sheets - December 31, 2008 and 2007

•	Consolidated Statements of Income - Years ended December 31, 2008, 2007 and 2006

•	Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

          None applicable.

(a) 3. Listing of Exhibits

          The following exhibits are submitted herewith.

Exhibit No.	Name

3 (i)	Certificate of Incorporation, as amended	(1)

3 (ii)	By-laws, as amended	(2)

10.1*	Incentive Compensation Plan	(3)

10.2*	1996 Stock Option and Appreciation Rights Plan	(4)

10.3*	Amendment to 1996 Stock Option and Appreciation Rights Plan dated February 20, 2001	(5)

10.4*	Amendment to 1996 Stock Option and Appreciation Rights Plan dated December 15, 2008	(6)

10.5*	The First of Long Island Corporation 2006 Stock Compensation Plan	(7)

10.6*	Amendment to 2006 Stock Compensation Plan	(8)

10.7**	Employment Agreement between Registrant and Michael N. Vittorio dated January 3, 2005, as amended December 15, 2008	(9)

10.8**	Employment Agreement between Registrant and Donald L. Manfredonia dated January 1, 2002, as amended July 9, 2002, January 1, 2005 and December 15, 2008	(10)

10.9**	Employment Agreement between Registrant and Richard Kick, dated January 1, 2005, as amended December 15, 2008	(11)

10.10**	Employment Agreement between Registrant and Mark D. Curtis, dated January 1, 2005, as amended December 15, 2008	(12)

10.11**	Employment Agreement between Registrant and Brian J. Keeney, dated January 1, 2005, as amended December 15, 2008	(13)

10.12**	Employment Agreement between Registrant and John Grasso, dated January 1, 2007, as amended December 15, 2008	(14)

10.13**	Employment Agreement between Registrant and Sallyanne K. Ballweg, dated December 13, 2007, as amended December 1, 2008 and December 15, 2008	(15)

10.14*	Amendment to Supplemental Executive Retirement Program, dated December 15, 2008	(16)

13	Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2008

21	Subsidiary of Registrant

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

* Compensatory plan

** Management contract

(1)	Previously filed as part of Report on Form 10-K for 1998, filed March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.

(2)	Previously filed as part of Report on Form 8-K, filed March 18, 2008, as exhibit 3(ii), which exhibit is incorporated herein by reference.

(3)	Previously filed as part of Report on Form 8-K, filed January 24, 2007, as Item 5.02, which item is incorporated herein by reference.

(4)	Previously filed as part of Report on Form 10-K for 1995, filed March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.

(5)	Previously filed as part of Report on Form 10-K for 2000, filed March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.

(6)	Previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.8, which exhibit is incorporated herein by reference.

(7)	Plan filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held April 18, 2006, filed March 15, 2006, which appendix is incorporated herein by reference.

(8)	Previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.9, which exhibit is incorporated herein by reference.

(9)

Employment agreement previously filed as part of Report on Form 8-K, filed January 20, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference. The December 15, 2008 amendment to Mr. Vittorio’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.1, which exhibit is incorporated herein by reference. Mr. Vittorio’s’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009.

(10)

Employment agreement previously filed as part of Report on Form 10-K for 2001, filed March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”. The January 1, 2005 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.5, which exhibit is incorporated herein by reference. The December 15, 2008 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.3, which exhibit is incorporated herein by reference. Mr. Manfredonia’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009.

(11)

Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.3, which exhibit is incorporated herein by reference. The December 15, 2008 amendment to Mr. Kick’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.5, which exhibit is incorporated herein by reference. Mr. Kick’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009.

(12)

Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference. The December 15, 2008 amendment to Mr. Curtis’ employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.4, which exhibit is incorporated herein by reference. Mr. Curtis’ current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009.

(13)

Employment agreement previously filed as part of Report on Form 8-K/A, filed March 9, 2005, as Exhibit 10.2.1, which exhibit is incorporated herein by reference. The December 15, 2008 amendment to Mr. Keeney’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.6, which exhibit is incorporated herein by reference. Mr. Keeney’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009.

(14)

Employment agreement previously filed as part of Report on Form 10-K for 2006, filed March 16, 2007, as exhibit 10.11, which exhibit is incorporated herein by reference. The December 15, 2008 amendment to Mr. Grasso’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.7, which exhibit is incorporated herein by reference. Mr. Grasso’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009.

(15)

Employment agreement previously filed as part of Report on Form 8-K, filed January 4, 2008, as Exhibit 10.12, which exhibit is incorporated herein by reference. The December 15, 2008 amendment to Ms. Ballweg’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.2, which exhibit is incorporated herein by reference. The December 1, 2008 amendment to Ms. Ballweg’s employment agreement is filed herein as exhibit 10.13. Ms. Ballweg’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2009.

(16)	Previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.10, which exhibit is incorporated herein by reference.

(b) Exhibits

          Exhibits as listed under 15(a)3. above are submitted as a separate section of this report.

(c) Financial Statement Schedules – None

Signatures

          Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: February 23, 2009	By	/s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

	By	/s/ MARK D. CURTIS

MARK D. CURTIS, Senior Vice President and Treasurer
(principal financial officer and principal accounting officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	February 23, 2009

Walter C. Teagle III

Director
Allen E. Busching

/s/ PAUL T. CANARICK	Director	February 23, 2009

Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	February 23, 2009

Alexander L. Cover

/s/ WILLIAM H. J. HOEFLING	Director	February 23, 2009

William H. J. Hoefling

/s/ HOWARD THOMAS HOGAN JR.	Director	February 23, 2009

Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	February 23, 2009

John T. Lane

/s/ J. DOUGLAS MAXWELL JR.	Director	February 23, 2009

J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	February 23, 2009

Stephen V. Murphy

/s/ MILBREY RENNIE TAYLOR	Director	February 23, 2009

Milbrey Rennie Taylor

/s/ MICHAEL N. VITTORIO	Director	February 23, 2009

Michael N. Vittorio