Form 10-Q
period 2009-03-31
FIRST OF LONG ISLAND CORP
filed 2009-05-08
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common stock, $.10 par value	7,196,371

THE FIRST OF LONG ISLAND CORPORATION
MARCH 31, 2009
INDEX

ITEM 1. -	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008

Assets:
Cash and due from banks	$52,417,000	$20,924,000
Overnight investments	383,000	514,000

Cash and cash equivalents	52,800,000	21,438,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $164,357,000 and $172,640,000)	160,199,000	169,480,000
Available-for-sale, at fair value (amortized cost of $339,374,000 and $373,346,000)	348,400,000	378,773,000

	508,599,000	548,253,000

Loans:
Commercial and industrial	52,859,000	53,555,000
Secured by real estate:
Commercial mortgages	286,697,000	273,097,000
Residential mortgages	211,080,000	216,654,000
Home equity loans	103,193,000	99,953,000
Construction loans	6,985,000	9,175,000
Other	3,451,000	3,761,000

	664,265,000	656,195,000
Net deferred loan origination costs	1,991,000	1,939,000

	666,256,000	658,134,000
Allowance for loan losses	(5,914,000)	(6,076,000)

	660,342,000	652,058,000

Federal Home Loan Bank stock, at cost	2,554,000	6,199,000
Bank premises and equipment, net	16,005,000	12,593,000
Deferred income tax benefits	83,000	1,638,000
Bank-owned life insurance	11,775,000	11,650,000
Other assets	7,672,000	7,780,000

	$1,259,830,000	$1,261,609,000

Liabilities:
Deposits:
Checking	$306,450,000	$324,138,000
Savings and money market	444,726,000	384,047,000
Time, $100,000 and over	154,696,000	134,050,000
Time, other	65,566,000	58,102,000

	971,438,000	900,337,000
Short-term borrowings	21,194,000	124,122,000
Long-term debt	152,000,000	127,000,000
Accrued expenses and other liabilities	7,020,000	7,543,000
Current income taxes payable	526,000	75,000

	1,152,178,000	1,159,077,000

Stockholders’ Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 7,197,282 and 7,194,747 shares	720,000	719,000
Surplus	1,572,000	1,354,000
Retained earnings	104,693,000	102,061,000

	106,985,000	104,134,000
Accumulated other comprehensive income (loss) net of tax	667,000	(1,602,000)

	107,652,000	102,532,000

	$1,259,830,000	$1,261,609,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,

	2009	2008

Interest and dividend income:
Loans	$9,324,000	$8,320,000
Investment securities:
Taxable	4,660,000	3,995,000
Nontaxable	1,538,000	1,540,000
Federal funds sold and overnight investments	—	306,000

	15,522,000	14,161,000

Interest expense:
Savings and money market deposits	1,108,000	1,121,000
Time deposits	1,227,000	2,396,000
Short-term borrowings	140,000	140,000
Long-term debt	1,456,000	927,000

	3,931,000	4,584,000

Net interest income	11,591,000	9,577,000
Provision for loan losses (credit)	(168,000)	164,000

Net interest income after provision for loan losses (credit)	11,759,000	9,413,000

Noninterest income:
Investment Management Division income	398,000	442,000
Service charges on deposit accounts	833,000	690,000
Net gains on sales of available-for-sale securities	—	91,000
Other	345,000	305,000

	1,576,000	1,528,000

Noninterest expense:
Salaries	3,594,000	3,557,000
Employee benefits	1,375,000	1,174,000
Occupancy and equipment expense	1,514,000	1,196,000
Other operating expenses	1,776,000	1,409,000

	8,259,000	7,336,000

Income before income taxes	5,076,000	3,605,000
Income tax expense	1,148,000	748,000

Net income	$3,928,000	$2,857,000

Weighted average:
Common shares	7,198,205	7,307,297
Dilutive stock options and restricted stock units	76,301	61,967

	7,274,506	7,369,264

Earnings per share:
Basic	$.55	$.39

Diluted	$.54	$.39

Cash dividends declared per share	$.18	$.15

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2009

				Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)

	Common Stock

	Shares	Amount	Surplus				Total

Balance, January 1, 2009	7,194,747	$719,000	$1,354,000		$102,061,000	$(1,602,000)	$102,532,000
Net Income				$3,928,000	3,928,000		3,928,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				2,170,000		2,170,000	2,170,000
Pension plan adjustments				99,000		99,000	99,000
Repurchase of common stock	(4,752)	—	(103,000)				(103,000)
Common stock issued under stock compensation plans, including tax benefit	7,287	1,000	108,000				109,000
Stock-based compensation			213,000				213,000
Cash dividends declared					(1,296,000)		(1,296,000)

Comprehensive income				$6,197,000

Balance, March 31, 2009	7,197,282	$720,000	$1,572,000		$104,693,000	$667,000	$107,652,000

	Three Months Ended March 31, 2008

				Compre- hensive Income	Retained Earnings	Accumulated Other Compre- hensive Income

	Common Stock

	Shares	Amount	Surplus				Total

Balance, January 1, 2008	7,454,385	$745,000	$96,000		$99,844,000	$1,699,000	$102,384,000
Net Income				$2,857,000	2,857,000		2,857,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				918,000		918,000	918,000
Repurchase of common stock	(242,826)	(24,000)	(4,633,000)				(4,657,000)
Common stock issued under stock compensation plans, including tax benefit	19,112	2,000	275,000				277,000
Stock-based compensation			164,000				164,000
Cash dividends declared					(1,077,000)		(1,077,000)
Transfer from retained earnings to surplus			4,500,000		(4,500,000)

Comprehensive income				$3,775,000

Balance, March 31, 2008	7,230,671	$723,000	$402,000		$97,124,000	$2,617,000	$100,866,000

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2009	2008

Cash Flows From Operating Activities:
Net income	$3,928,000	$2,857,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses (credit)	(168,000)	164,000
Deferred income tax provision (credit)	61,000	(95,000)
Depreciation and amortization	544,000	431,000
Premium amortization on investment securities, net	108,000	101,000
Net gains on sales of available-for-sale securities	—	(91,000)
Stock-based compensation expense	213,000	164,000
Accretion of cash surrender value on bank owned life insurance	(125,000)	(122,000)
Decrease in other assets	108,000	567,000
Decrease in accrued expenses and other liabilities	(360,000)	(1,188,000)
Increase in income taxes payable	451,000	609,000

Net cash provided by operating activities	4,760,000	3,397,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	—	12,611,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	9,532,000	7,320,000
Available-for-sale	41,706,000	32,783,000
Purchase of investment securities:
Held-to-maturity	(214,000)	(1,954,000)
Available-for-sale	(7,879,000)	(48,685,000)
Net increase in loans to customers	(8,116,000)	(10,014,000)
Net decrease in Federal Home Loan Bank stock	3,645,000	—
Purchases of bank premises and equipment	(3,956,000)	(744,000)

Net cash provided by (used in) investing activities	34,718,000	(8,683,000)

Cash Flows From Financing Activities:
Net increase in total deposits	71,101,000	45,181,000
Net increase (decrease) in short-term borrowings	(102,928,000)	8,912,000
Proceeds from long-term debt	25,000,000	10,000,000
Exercise of stock options	97,000	265,000
Tax benefit of stock options	12,000	12,000
Repurchase and retirement of common stock	(103,000)	(4,657,000)
Cash dividends paid	(1,295,000)	(1,118,000)

Net cash provided by (used in) financing activities	(8,116,000)	58,595,000

Net increase in cash and cash equivalents	31,362,000	53,309,000
Cash and cash equivalents, beginning of year	21,438,000	47,497,000

Cash and cash equivalents, end of period	$52,800,000	$100,806,000

Supplemental Noncash Disclosures:
Cash dividends payable	$1,295,000	$1,084,000

The Corporation made interest payments of $3,774,000 and $4,746,000 and income tax payments of $623,000 and $222,000 during the first quarters of 2009 and 2008, respectively.

See notes to unaudited consolidated financial statements

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
MARCH 31, 2009
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

          The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc. The consolidated entity is referred to as the Corporation and the Bank and its direct and indirect subsidiaries are collectively referred to as the Bank. The Corporation’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

          The consolidated financial information included herein as of and for the periods ended March 31, 2009 and 2008 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2008 consolidated balance sheet was derived from the Corporation’s December 31, 2008 audited consolidated financial statements. Some items in the prior year financial statements were reclassified to conform to the current presentation.

2. Stock-based Compensation

          The Corporation has two share-based compensation plans which are described below. The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”). The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 255,563 shares remain available for grant as of March 31, 2009. The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares. Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code. Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded. Notwithstanding anything to the contrary in any award agreement, awards under the 2006

Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

          Fair Value of Stock Option Awards. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model. The values of awards made in 2009 and 2008, as well as the assumptions utilized in determining such values, are presented below.

	2009	2008

Grant date fair value	$7.79	$6.72
Expected volatility	47.08%	45.42%
Expected dividends	3.21%	3.24%
Expected term (in years)	6.82	6.82
Risk-free interest rate	1.52%	3.49%

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

          Compensation Expense. Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible. However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period. In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes that no forfeitures will occur. The Corporation recorded compensation expense for share-based payments of $213,000 and $164,000 and recognized related income tax benefits of $85,000 and $65,000 in the first quarter of 2009 and 2008, respectively.

          Option Activity. On January 20, 2009 the Corporation’s board of directors granted 66,427 nonqualified stock options under the 2006 Plan. The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

          A summary of stock options outstanding under the Corporation’s stock compensation plans as of March 31, 2009 and changes during the three month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2009	500,282	$19.04
Granted	66,427	22.42
Exercised	(7,287)	13.26
Forfeited or expired	(9,550)	23.25

Outstanding at March 31, 2009	549,872	$19.46	6.17	$1,063

Exercisable at March 31, 2009	351,482	$18.68	4.78	$970

          The total intrinsic value of options exercised during the first three months of 2009 and 2008 was $69,000 and $96,000, respectively. The total fair value of options vested during the first three months of 2009 and 2008 was $149,000 and $64,000, respectively.

          Restricted Stock Activity. On January 20, 2009, the Corporation’s Board of Directors granted 20,960 RSUs under the 2006 Plan. The Corporation’s financial performance for 2011 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted. In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted. A summary of the status of the Corporation’s nonvested shares as of March 31, 2009 and changes during the three month period then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2009	46,070	$19.10
Granted	20,960	20.28
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009	67,030	$19.44

          Unrecognized Compensation Cost. As of March 31, 2009, there was $1,690,000 of total unrecognized compensation cost related to nonvested equity awards. The cost is expected to be recognized over a weighted-average period of 1.65 years.

          Cash Received and Tax Benefits Realized. Cash received from option exercises for the three months ended March 31, 2009 and 2008 was $97,000 and $265,000, respectively. The actual tax benefits realized for the tax deductions from option exercises for the first three months of 2009 and 2008 was $12,000 in each period.

          Other. No cash was used to settle stock options during the first quarter of 2009 or 2008. The Corporation uses newly issued shares to settle stock option exercises and currently plans to use newly issued shares upon the conversion of restricted stock units.

3. Earnings Per Share

          There were 353,030 and 373,503 shares of common stock underlying equity awards outstanding at March 31, 2009 and 2008, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

4. Defined Benefit Pension Plan

          The following table sets forth the components of net periodic pension cost for accounting purposes.

	Three Months Ended March 31,

	2009	2008

	(in thousands)
Service cost, net of plan participant contributions	$269	$254
Interest cost	276	228
Expected return on plan assets	(305)	(342)
Amortization of prior service cost	6	5
Amortization of net loss	159	—

Net pension cost	$405	$145

          The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions. The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30. The Bank has a minimum required contribution to the Pension Plan for the Plan year ending September 30, 2009 of approximately $1,119,000, and its maximum tax deductible contribution is approximately $8,765,000. The Bank expects to make a contribution within that range by September 30, 2009, but the amount of such contribution has not yet been determined. The Bank contributed $2,427,063 to the Pension Plan in September 2008 for the Plan year ended September 30, 2008.

5. Adoption of New Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard in 2009 has had no impact on the Corporation’s financial position or results of operations because the Corporation has had no business combinations to which the standard would apply.

          In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests. Under SFAS No. 160, minority interests will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard on January 1, 2009 had no impact on the Corporation’s disclosures.

          In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) 157-2 “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

          In February 2008, the FASB issued FSP FAS 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”) to resolve questions about the accounting for repurchase financings. This FSP is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008. The adoption of FSP 140-3 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

          In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 142-3 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

          In May 2008, the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 14-1 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

          In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 03-6-1 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

6. Impact of Not Yet Effective Authoritative Accounting Pronouncements

          In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. Management is currently evaluating the impact of FSP FAS 132(R)-1 on the Corporation’s disclosures.

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on the Corporation’s consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of FSP FAS 157-4 is not currently expected to impact the Corporation’s consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 will result in expanded interim disclosures for the Corporation beginning with the three and six month periods ended June 30, 2009.

7. Assets and Liabilities Measured at Fair Value

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

          The fair values of impaired loans with specific allocations of the allowance for loan losses are generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are sometimes made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.

          Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair Value Measurements Using:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Available-for-sale securities:
March 31, 2009	$348,400	$—	$348,400	$—
December 31, 2008	378,773	—	378,773	—

          Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Impaired loans:
March 31, 2009	$154	$—	$154	$—
December 31, 2008	900	—	900	—

          Impaired loans measured at fair value at March 31, 2009 and December 31, 2008 had carrying amounts of $190,000 and $1,000,000, respectively, with valuation allowances of $36,000 and $100,000, respectively. The amount included for these loans in the provision for loan losses for the first quarter of 2009 was $36,000. The provision for loan losses for the first quarter of 2008 did not include any amount related to impaired loans measured at fair value.

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

Overview

          The Corporation’s earnings for the first quarter of 2009 were $.54 per share, an increase of 15 cents, or 38%, over the same quarter last year. Net income increased by $1,071,000, or 37%, from $2,857,000 for the first quarter of 2008 to $3,928,000 for the current quarter.

          Returns on average assets (“ROA”) and equity (“ROE”) were 1.27% and 15.16%, respectively, for the current quarter as compared to 1.05% and 11.42% for the same quarter last year.

          The increase in earnings thus far in 2009 is largely attributable to loan growth. On an average balance basis, total loans grew by $127.7 million, or 23.9%, when comparing the first quarter of 2009 to the same period last year. The growth, which occurred in commercial mortgages, residential mortgages and home equity loans, resulted from management’s continued efforts to improve the Bank’s current and future earnings prospects by making loans a larger portion of the overall balance sheet. The loan growth was primarily funded with low cost overnight borrowings and, to a lesser extent, deposit growth.

          A decline in interest rates in 2008 is another important factor that contributed to the increase in earnings. Earnings increased because the Bank’s interest-bearing deposits and borrowings are shorter in duration than its interest-earning assets and therefore repriced faster in a changing rate environment.

          Also contributing to the increase in earnings was a borrowing and investing strategy undertaken in the latter part of 2007 and continued in 2008. This strategy, which accounts for $127 million of the Bank’s long-term debt at March 31, 2009, is largely responsible for an increase in average taxable investment securities of $67.2 million when comparing the first quarter of 2009 to the same period last year. The borrowings were undertaken to increase current earnings and, for those borrowings with embedded interest rate caps, protect the Bank’s future earnings in the event of an increase in interest rates.

          The positive factors described above were partially offset by a $923,000 increase in noninterest expense. More than half of the increase results from a $255,000 increase in retirement plan expense and a $252,000 increase in FDIC insurance expense. Retirement plan expense increased primarily because of a significant decline during 2008 in the value of pension plan assets. FDIC insurance expense increased as a result of recent bank failures.

          Total deposits increased by $71.1 million in the first quarter. The increase is attributable to the promotion of several deposit products coupled with the increased desirability of such products due to the volatility and poor performance of the equity markets. In addition, management believes that the Bank’s financial strength relative to other financial institutions in its market area also played a role.

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

          In early 2009, the Bank opened a commercial banking office in Port Jefferson Station, Long Island. During the remainder of 2009, the Bank expects to open a branch in Bayville, Long Island and convert its Valley Stream commercial banking office to a full service branch. Continued branch expansion in key markets on Long Island and in Manhattan remains a key strategic initiative.

Net Interest Income

          Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,

	2009			2008

	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate

	(dollars in thousands)
Assets
Federal funds sold and overnight investments	$233	$—	—%	$42,853	$306	2.87%
Investment Securities:
Taxable	387,744	4,660	4.81	320,558	3,995	5.01
Nontaxable (1)	144,293	2,330	6.46	142,948	2,333	6.53
Loans (1) (2)	661,417	9,331	5.72	533,680	8,328	6.28

Total interest-earning assets	1,193,687	16,321	5.51	1,040,039	14,962	5.78

Allowance for loan losses	(6,052)			(4,585)

Net interest-earning assets	1,187,635			1,035,454
Cash and due from banks	32,285			30,430
Premises and equipment, net	15,450			11,028
Other assets	19,376			20,036

	$1,254,746			$1,096,948

Liabilities and Stockholders’ Equity
Savings and money market deposits	$398,200	1,108	1.13	$317,796	1,121	1.42
Time deposits	203,434	1,227	2.45	256,276	2,396	3.76

Total interest-bearing deposits	601,634	2,335	1.57	574,072	3,517	2.46
Short-term borrowings	93,266	140.61		17,727	140	3.18
Long-term debt	140,056	1,456	4.22	86,813	927	4.29

Total interest-bearing liabilities	834,956	3,931	1.91	678,612	4,584	2.72

Checking deposits	308,303			313,021
Other liabilities	6,435			4,729

	1,149,694			996,362
Stockholders’ equity	105,052			100,586

	$1,254,746			$1,096,948

Net interest income (1)		$12,390			$10,378

Net interest spread (1)			3.60%			3.06%

Net interest margin (1)			4.21%			4.01%

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

	Three Months Ended March 31,

	2009 Versus 2008 Increase (decrease) due to changes in:

	Volume	Rate	Rate/ Volume (1)	Net Change

	(in thousands)
Interest Income:
Federal funds sold and overnight investments	$(302)	$(4)	$—	$(306)
Investment securities:
Taxable	804	(111)	(28)	665
Nontaxable	22	(25)	—	(3)
Loans	1,900	(730)	(167)	1,003

Total interest income	2,424	(870)	(195)	1,359

Interest Expense:
Savings and money market deposits	272	(227)	(58)	(13)
Time deposits	(500)	(830)	161	(1,169)
Short-term borrowings	592	(112)	(480)	—
Long-term debt	552	(17)	(6)	529

Total interest expense	916	(1,186)	(383)	(653)

Increase in net interest income	$1,508	$316	$188	$2,012

(1)

Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance for federal funds sold and overnight investments has been allocated entirely to the volume variance. The rate/volume variance for the other asset and liability categories shown in the table could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

          Net interest income on a tax-equivalent basis was up $2,012,000 when comparing the first quarter of 2009 to the same period last year. The most significant reason for the increase in net interest income was growth in the Bank’s loan portfolio. On an average balance basis, total loans grew by $127.7 million, or 23.9%, when comparing the first quarter of 2009 to the same period last year. A majority of the growth in average loan balances was funded by an increase of $75.5 million in low cost short-term borrowings. The remainder was primarily funded by an increase in average interest-bearing deposits.

          A decline in interest rates in 2008 is another important factor that contributed to the increase in net interest income. Net interest income increased because the Bank’s interest-bearing deposits and borrowings are generally shorter in duration than its interest-earning assets and therefore reprice faster in a changing rate environment. When comparing the first quarter of 2009 to the same period last year, the overall yield on interest-earning assets declined by 27 basis points while the overall cost of interest-bearing liabilities decreased by 81 basis points.

          Also contributing to the increase in net interest income was a borrowing and investing strategy undertaken in the latter part of 2007 and continued in 2008. This strategy, which accounts for $127 million of the long-term debt at March 31, 2009 and all of the long-term debt at March 31, 2008, is largely responsible for the increase in average taxable investment securities of $67.2 million when comparing the first quarter of 2009 to the same period last year. Of the total borrowings under this strategy, $75 million have embedded interest rate caps with a notional amount of $120 million. The borrowings without caps were undertaken to increase current earnings by taking advantage of the spread between borrowing and investing rates for similar duration instruments. The borrowings with caps also added to earnings, but to a lesser extent because they include the cost of the caps, and were primarily undertaken to protect the Bank’s future earnings in the event of an increase in interest rates.

          Although net interest spread increased by 54 basis points when comparing the first quarter of 2009 to the same period last year, net interest margin only increased by 20 basis points. This occurred largely because the return on noninterest-bearing checking balances and capital decreased due to the lower yield on interest-earning assets. Also negatively impacting net interest margin, but to a lesser extent, is the fact that the average interest-earning assets and liabilities comprising the borrowing and investing strategy increased by approximately $40 million when comparing the first quarter of 2009 to the same period last year. The margin on this strategy is less than the margin on the balance of the Bank’s interest-earning assets and interest-bearing liabilities. In addition, the Bank took advantage of the currently low interest rate environment and refinanced $25 million of overnight FHLB advances for a term of five years. While this transaction reduces the Bank’s exposure to rising interest rates, the immediate impact on both net interest spread and margin is negative.

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

Asset Quality

          The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. The Corporation’s risk elements at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008

	(dollars in thousands)
Nonaccrual loans	$112	$112
Loans past due 90 days or more and still accruing	—	42
Foreclosed real estate	—	—

Total nonperforming assets	112	154
Troubled debt restructurings	—	—

Total risk elements	$112	$154

Nonaccrual loans as a percentage of total loans	.02%	.02%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.02%	.02%

Risk elements as a percentage of total loans and foreclosed real estate	.02%	.02%

Allowance and Provision for Loan Losses

          The allowance for loan losses decreased by $162,000 during the first quarter of 2009, amounting to $5,914,000, or .89% of total loans at March 31, 2009, as compared to $6,076,000, or .92% of total loans at December 31, 2008. During the first quarter of 2009 the Bank had no loan chargeoffs, loan recoveries of $6,000, and recorded a credit provision for loan losses of $168,000. The provision for loan losses decreased by $332,000 when comparing the first quarter of 2009 to the same period last year primarily as a result of the reversal of $300,000 of impairment reserves on two commercial loans. One of the loans was repaid in full, while the other loan has been more than adequately collateralized by the borrower with commercial real estate.

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

          The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 92% of the Bank’s total loans outstanding at March 31, 2009. Most of these loans were made to borrowers domiciled on Long Island and in New

York City. Although local economic conditions had been good and real estate values had grown considerably over a number of years, over the last year or so residential real estate values on Long Island declined and economic conditions deteriorated. In addition, in more recent months, commercial real estate values also began to decline. The decline in values and the deterioration in economic conditions could continue. This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

          Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

          Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Noninterest income increased by $48,000, or 3.1%, when comparing the first quarter of 2009 to the same quarter last year. The increase is principally due to a $143,000 increase in service charge income, as partially offset by a $91,000 decrease in net gains on sales of available-for-sale securities. Service charge income increased primarily as a result of an increase in returned check charges.

          Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense increased by $923,000, or 12.6%, from $7,336,000 for the first quarter of 2008 to $8,259,000 for the current quarter. The increase is primarily comprised of increases in other operating expenses of $367,000, or 26.0%, occupancy and equipment expense of $318,000, or 26.6%, and employee benefits expense of $201,000, or 17.1%.

          The increase in other operating expenses is largely attributable to a $252,000 increase in FDIC deposit insurance expense and an increase in the costs of data communications. The increase in deposit insurance expense is due to recent bank failures and the resulting increase in the FDIC’s base assessment rates for 2009. In addition, the FDIC recently adopted an interim rule providing for an emergency special assessment of 20 basis points on deposits as of June 30, 2009. Subsequent to the adoption of the interim rule, the Chairman of the FDIC publicly stated that if the FDIC is successful in increasing its borrowing line with the U.S. Treasury Department, it would have flexibility in reducing the size of the special assessment. Certain trade organizations representing the banking industry believe that the special assessment could be reduced to 10 basis points. Each basis point of special assessment will cost the Bank approximately $100,000. Occupancy and equipment expense increased primarily due to branch openings, branch expansion, and equipment upgrades. The increase in employee benefits expense is largely the result of the increase in retirement plan expense for reasons previously discussed. Salaries expense was relatively flat when comparing the first quarter of 2009 to the same quarter last year because normal annual salary adjustments were largely offset by staff reductions accomplished through attrition.

          Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 22.6% for the first quarter of 2009 as compared to 20.7% for the same quarter last year. The increase in the effective tax rate is primarily a result of tax-exempt income being a smaller portion of pre-tax income in 2009 than 2008. The increase in the effective tax rate would have been larger had the Corporation not recognized a $129,000 reduction in taxes previously accrued.

Capital

          The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 17.33%, 16.39% and 8.32%, respectively, at March 31, 2009 substantially exceed the requirements for a well-capitalized bank. The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation substantially exceeded at March 31, 2009.

          Total stockholders’ equity increased by $5,120,000, from $102,532,000 at December 31, 2008 to $107,652,000 at March 31, 2009. The increase is primarily comprised of net income of $3,928,000 and $2,170,000 of unrealized gains on available-for-sale securities, as partially offset by $1,296,000 in cash dividends declared.

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

          The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise. Because the trading volume in the Corporation’s common stock is limited, the Corporation believes that a reduction or discontinuance of its share repurchase program could adversely impact market liquidity for its common stock, the price of its common stock, or both. The publicly reported trading volume in the Corporation’s common stock for the twelve months ended March 31, 2009 was 911,509 shares, a small portion (.5%) of which resulted from open market purchases by the Corporation under its share repurchase program.

          Russell Microcap Index. Frank Russell Company maintains a family of U.S. equity indices. The indices are reconstituted in June of each year based on market capitalization and do not reflect subjective opinions. All Indices are subsets of the Russell 3000E Index, which represents most of the investable U. S. equity market.

          The Corporation’s common stock is included in the Russell Microcap Index. When reconstituted in June 2008, the average market capitalization of companies in the Russell Microcap Index was $310 million, the median market capitalization was $169 million, the capitalization of the largest company in the index was $617 million, and the capitalization of the smallest company in the index was $37 million. The Corporation’s market capitalization as of March 31, 2009 was approximately $145 million.

          The strong performance of the Corporation’s stock over the last year relative to the overall market should result in its stock being included in the Russell 3000 and 2000 Indexes when they are reconstituted in June 2009. The Corporation believes that migration of its stock from the Russell Microcap to the Russell 3000 and 2000 Indexes could improve the stock’s price, trading volume and liquidity. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the Russell 3000 and 2000 Indexes or the Russell Microcap Index at any future reconstitution date, the opposite could occur.

Cash Flows and Liquidity

          Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing. The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program. During the first quarter of 2009, the Corporation’s cash and cash equivalent position increased by $31,362,000. The increase occurred primarily because cash provided by deposit growth and maturities and redemptions of investment securities exceeded the cash used to grow loans, repay short-term Federal Home Loan Bank advances and maintain compensating balances with a correspondent bank. In the low current interest rate environment, management has found it more desirable to maintain FDIC insured balances to pay for services rather than sell excess funds in the overnight market on an unsecured basis. Savings and money market deposit growth was strong during the quarter due to competitive pricing, the promotion of certain deposit products and the increased desirability of bank deposit products based on the volatility and poor performance of the equity markets. In addition, management believes that the Bank’s financial strength relative to other financial institutions in its market area also played a role. The decline in checking balances during the quarter is believed to be cyclical in nature.

          Liquidity. The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios. At March 31, 2009, the Bank had approximately $179 million in unencumbered available-for-sale securities.

          The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties. In addition, The Bank can purchase overnight federal funds under its existing lines. However, the Bank’s FHLB membership, repurchase agreements and federal funds lines do represent legal commitments on the part of the FHLB, repurchase agreement counterparties or other commercial banks to extend credit to the Bank. The amount that the Bank can potentially borrow from these parties is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral. At March 31, 2009, the Bank had unencumbered securities and loans of approximately $176 million that are eligible collateral for FRB borrowings and unencumbered securities of approximately $268 million that are eligible collateral for borrowing under repurchase agreements. Of the securities that can be used for repurchase agreement collateral, $114 million are eligible collateral for FHLB borrowings. In addition, the Bank is currently working towards increasing its liquidity by obtaining FHLB approval to pledge its residential and commercial mortgages as collateral for borrowings.

Legislation

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

•	A guarantee by the FDIC of the senior unsecured debt of financial institutions issued through June 30, 2009. The guarantee expires upon maturity of the debt or June 30, 2012, whichever is earlier;

•	A provision that allows the Federal Reserve Bank to pay interest to banks on sterile reserves beginning October 1, 2008, three years earlier than previously permitted;

•	The creation of the $700 billion Troubled Asset Relief Program (“TARP”) within the U.S. Treasury Department to purchase troubled assets from any financial institution through December 31, 2009;

•	As part of the TARP, the Capital Purchase Program that enables financial institutions to raise capital by selling senior preferred shares to the federal government.

          Financial institutions may opt out of the FDIC’s unlimited guarantee of transaction account balances and the FDIC’s guarantee of senior unsecured debt. In addition, raising capital by selling senior preferred shares to the federal government is voluntary on the part of banks. The Bank did not opt out of the FDIC’s transaction account and senior unsecured debt guarantees and, based on the Bank’s strong capital position, chose not to participate in the Capital Purchase Program. In addition, the Bank has no assets in its loan or securities portfolios that it would consider selling under the TARP.

          In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) became law. Otherwise known as the Stimulus Plan, the Act is a $787 billion package of spending, tax cuts and tax credits. The provisions of the Act are intended to have significant positive impact on the economy and could significantly impact the Bank’s business on a near and longer-term basis. Of particular note are provisions of the Act that will enable the Bank to increase the volume of municipal securities that it can purchase and thereby take advantage of the favorable yields currently available on such securities relative to other investment alternatives. Also in February 2009, the FDIC took two actions designed to allow the Deposit Insurance Fund to withstand the existing problems in the banking industry. The first was the imposition of the previously discussed emergency special assessment. The second was adoption of previously proposed changes to its risk-based assessment system.

          Proposed Legislation. Commercial checking deposits currently account for approximately 24% of the Bank’s total deposits. Congress has periodically considered legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits. Either could have a material adverse impact on the Bank’s future results of operations.

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

          Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income. Furthermore, if the Bank owns interest rate floors that are in the money at the time of the interest rate decrease or become in the money as a result of the decrease, the magnitude of the positive impact should increase. However, if the Bank does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, regardless of whether or not it owns interest rate floors, the magnitude of the positive impact will decline and could even be negative. If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because a significant portion of the Bank’s interest-earning assets are funded by noninterest-bearing checking deposits and capital.

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

          The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at March 31, 2009 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2010 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount. The rate change information in the table shows estimates of net portfolio value at March 31, 2009 and net interest income on a tax-equivalent basis for the year ending March 31, 2010 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected. In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

          Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline, and the impact may even become positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points. However, the positive impact of a decline in interest rates of 100 or 200 basis points is currently constrained by the fact that the annual percentage yield on certain of the Bank’s deposit products is below 2% and for some products even below 1%.

          Historically, the Corporation’s net portfolio value has been sensitive to interest rate changes because its interest-earning assets have been longer in duration than its interest-bearing liabilities. During the first quarter of 2009, this sensitivity was reduced because the gap in duration between interest-earning assets and interest-bearing liabilities decreased. This occurred because, among other things, the Bank replaced overnight borrowings with longer-term borrowings, certificates of deposit and other deposit balances.

		Net Portfolio Value at March 31, 2009		Net Interest Income Year Ending March 31, 2010

Rate Change Scenario		Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

		(dollars in thousands)

+	200 basis point rate shock	$97,846	0.6%	$42,070	(14.4)%
+	100 basis point rate shock	97,373	0.1	45,582	(7.2)
	Base case (no rate change)	97,301	—	49,132	—
-	100 basis point rate shock	97,081	(0.2)	52,388	6.6
-	200 basis point rate shock	97,927	0.6	52,157	6.2

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

Item 2. Issuer Purchase of Equity Securities

          Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions. The details of the Corporation’s purchases under the stock repurchase program during the first quarter of 2009 are set forth in the table that follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2009 to January 31, 2009	2,912	$23.16	2,912	111,099
February 1, 2009 to February 28, 2009	—	—	—	111,099
March 1, 2009 to March 31, 2009	1,840	$19.65	1,840	109,259

(1)

All shares purchased by the Corporation under its stock repurchase program in the first quarter of 2009 were purchased under a 200,000 share plan approved by the Corporation’s Board of Directors on February 21, 2008 and publicly announced on February 22, 2008. The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5. Other Information

          On May 5, 2009, the Corporation issued a press release regarding the Corporation’s financial condition as of March 31, 2009 and its results of operations for the three month period then ended. The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

          a) The following exhibits are included herein.

Exhibit No.	Name

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules13a-14(a) and 15d-14(a) of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1	Press Release dated May 5, 2009 regarding the quarterly period ending March 31, 2009

SIGNATURES

          Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION

(Registrant)

Date: May 1, 2009	By /s/ MICHAEL N. VITTORIO

MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER (principal executive officer)

By /s/ MARK D. CURTIS

MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.

31.1	Certification by Chief Executive Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	30
31.2	Certification by Chief Financial Officer In Accordance With Section 302 Of The Sarbanes-Oxley Act of 2002	31
32	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 906 Of The Sarbanes-Oxley Act of 2002	32
99.1	Press Release dated May 5, 2009 regarding the quarterly period ended March 31, 2009	33