Form 10-Q
period 2009-06-30
FIRST OF LONG ISLAND CORP
filed 2009-08-10
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________to________________________________________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common stock, $.10 par value	7,198,984

THE FIRST OF LONG ISLAND CORPORATION
JUNE 30, 2009

Index

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED  BALANCE  SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008
Assets:
Cash and due from banks	$52,366,000	$20,924,000
Overnight investments	482,000	514,000
Cash and cash equivalents	52,848,000	21,438,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $158,782,000 and $172,640,000)	154,921,000	169,480,000
Available-for-sale, at fair value (amortized cost of $454,714,000 and $373,346,000)	460,735,000	378,773,000
	615,656,000	548,253,000
Loans:
Commercial and industrial	51,786,000	53,555,000
Secured by real estate:
Commercial mortgages	305,537,000	273,097,000
Residential mortgages	216,834,000	216,654,000
Home equity loans	108,082,000	99,953,000
Construction loans	8,906,000	9,175,000
Other	4,052,000	3,761,000
	695,197,000	656,195,000
Net deferred loan origination costs	2,013,000	1,939,000
	697,210,000	658,134,000
Allowance for loan losses	(6,194,000)	(6,076,000)
	691,016,000	652,058,000

Federal Home Loan Bank stock, at cost	3,044,000	6,199,000
Bank premises and equipment, net.	17,406,000	12,593,000
Prepaid income taxes	742,000	-
Deferred income tax benefits	1,300,000	1,638,000
Bank-owned life insurance	11,901,000	11,650,000
Other assets	7,765,000	7,780,000
	$1,401,678,000	$1,261,609,000
Liabilities:
Deposits:
Checking	$323,386,000	$324,138,000
Savings and money market	520,824,000	384,047,000
Time, $100,000 and over	188,639,000	134,050,000
Time, other	84,034,000	58,102,000
	1,116,883,000	900,337,000
Short-term borrowings	15,439,000	124,122,000
Long-term debt	152,000,000	127,000,000
Accrued expenses and other liabilities	9,055,000	7,543,000
Current income taxes payable	-	75,000
	1,293,377,000	1,159,077,000
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 7,202,430 and 7,194,747 shares	720,000	719,000
Surplus	1,820,000	1,354,000
Retained earnings	106,807,000	102,061,000
	109,347,000	104,134,000
Accumulated other comprehensive loss net of tax	(1,046,000)	(1,602,000)
	108,301,000	102,532,000
	$1,401,678,000	$1,261,609,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$18,830,000	$16,510,000	$9,506,000	$8,190,000
Investment securities:
Taxable	9,064,000	8,762,000	4,404,000	4,767,000
Nontaxable	3,380,000	3,095,000	1,842,000	1,555,000
Federal funds sold and overnight investments	-	456,000	-	150,000
	31,274,000	28,823,000	15,752,000	14,662,000
Interest expense:
Savings and money market deposits	2,528,000	2,268,000	1,420,000	1,147,000
Time deposits	2,929,000	4,149,000	1,702,000	1,753,000
Short-term borrowings	165,000	258,000	25,000	118,000
Long-term debt	3,040,000	2,016,000	1,584,000	1,089,000
	8,662,000	8,691,000	4,731,000	4,107,000
Net interest income	22,612,000	20,132,000	11,021,000	10,555,000
Provision for loan losses	106,000	425,000	274,000	261,000
Net interest income after provision for loan losses	22,506,000	19,707,000	10,747,000	10,294,000

Noninterest income:
Investment Management Division income	782,000	850,000	384,000	408,000
Service charges on deposit accounts	1,696,000	1,474,000	863,000	784,000
Net gains on sales of available-for-sale securities	947,000	100,000	947,000	9,000
Other	673,000	616,000	328,000	311,000
	4,098,000	3,040,000	2,522,000	1,512,000
Noninterest expense:
Salaries	7,172,000	7,010,000	3,578,000	3,453,000
Employee benefits	2,798,000	2,314,000	1,423,000	1,140,000
Occupancy and equipment expense	2,986,000	2,371,000	1,472,000	1,175,000
Other operating expenses	4,251,000	2,904,000	2,475,000	1,495,000
	17,207,000	14,599,000	8,948,000	7,263,000

Income before income taxes	9,397,000	8,148,000	4,321,000	4,543,000
Income tax expense	2,061,000	1,984,000	913,000	1,236,000
Net income	$7,336,000	$6,164,000	$3,408,000	$3,307,000

Weighted average:
Common shares	7,198,119	7,260,280	7,198,031	7,213,261
Dilutive stock options and restricted stock units	85,553	62,802	94,703	63,636
	7,283,672	7,323,082	7,292,734	7,276,897

Earnings per share:
Basic	$ 1.02	$ .85	$ .47	$ .46
Diluted	$ 1.01	$ .84	$ .47	$ .45

Cash dividends declared per share	$ .36	$ .30	$ .18	$ .15

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2009

	Common Stock		Surplus	Compre-hensive Income	Retained Earnings	Accumulated Other Compre-hensive Loss	Total
	Shares	Amount
Balance, January 1, 2009	7,194,747	$719,000	$1,354,000		$102,061,000	$(1,602,000)	$102,532,000
Net Income				$7,336,000	7,336,000		7,336,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				358,000		358,000	358,000
Pension plan adjustments				198,000		198,000	198,000
Repurchase of common stock	(6,753)		(149,000)				(149,000)
Common stock issued under stock compensation plans including tax benefit	14,436	1,000	244,000				245,000
Stock-based compensation			371,000				371,000
Cash dividends declared					(2,590,000)		(2,590,000)
Comprehensive income				$7,892,000
Balance, June 30, 2009	7,202,430	$720,000	$1,820,000		$106,807,000	$(1,046,000)	$108,301,000

Comprehensive income - three months ended June 30, 2009				$1,695,000

	Six Months Ended June 30, 2008

	Common Stock					Accumulated Other
	Shares	Amount	Surplus	Compre-hensive Income	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, January 1, 2008	7,454,385	$745,000	$96,000		$99,844,000	$1,699,000	$102,384,000
Net Income				$6,164,000	6,164,000		6,164,000

Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on available-for-sale securities				(2,352,000)		(2,352,000)	(2,352,000)
Repurchase of common stock	(283,518)	(28,000)	(5,430,000)				(5,458,000)
Common stock issued under stock compensation plans, including tax benefit	26,402	3,000	384,000				387,000
Stock-based compensation			275,000				275,000
Cash dividends declared					(2,157,000)		(2,157,000)
Transfer from retained earnings to surplus			6,000,000		(6,000,000)
Comprehensive income				$3,812,000
Balance, June 30, 2008	7,197,269	$720,000	$1,325,000		$97,851,000	$(653,000)	$99,243,000

Comprehensive income - three months ended June 30, 2008				$37,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$7,336,000	$6,164,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	106,000	425,000
Deferred income tax credit	(28,000)	(212,000)
Depreciation and amortization	1,059,000	863,000
Premium amortization on investment securities, net	606,000	248,000
Net gains on sales of available-for-sale securities	(947,000)	(100,000)
Stock-based compensation expense	371,000	275,000
Accretion of cash surrender value on bank-owned life insurance	(251,000)	(244,000)
Increase in prepaid income taxes	(742,000)	-
Decrease (increase) in other assets	15,000	(193,000)
Increase (decrease) in accrued expenses and other liabilities	1,841,000	(504,000)
Increase (decrease) in income taxes payable	(75,000)	61,000
Net cash provided by operating activities	9,291,000	6,783,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	33,909,000	14,685,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	15,568,000	14,894,000
Available-for-sale	81,139,000	45,026,000
Purchase of investment securities:
Held-to-maturity	(964,000)	(3,781,000)
Available-for-sale	(196,120,000)	(163,965,000)
Net increase in loans to customers	(39,064,000)	(30,200,000)
Net decrease in Federal Home Loan Bank stock	3,155,000	-
Purchases of bank premises and equipment	(5,872,000)	(1,335,000)
Net cash used in investing activities	(108,249,000)	(124,676,000)

Cash Flows From Financing Activities:
Net increase in total deposits	216,546,000	70,950,000
Net increase (decrease) in short-term borrowings	(108,683,000)	10,185,000
Proceeds from long-term debt	25,000,000	30,000,000
Proceeds from exercise of stock options	233,000	354,000
Tax benefit of stock options	12,000	33,000
Repurchase and retirement of common stock	(149,000)	(5,458,000)
Cash dividends paid	(2,591,000)	(2,203,000)
Net cash provided by financing activities	130,368,000	103,861,000
Net increase (decrease) in cash and cash equivalents	31,410,000	(14,032,000)
Cash and cash equivalents, beginning of year	21,438,000	47,497,000
Cash and cash equivalents, end of period	$52,848,000	$33,465,000

Supplemental Noncash Disclosures:
Cash dividends payable	$1,294,000	$1,080,000

The Corporation made interest payments of $8,236,000 and $8,852,000 and income tax payments of $2,894,000 and $2,101,000 during the first six months of 2009 and 2008, respectively.

See notes to unaudited consolidated financial statements

Index

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
JUNE 30, 2009
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

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc.  The consolidated entity is referred to as the Corporation and the Bank and its direct and indirect subsidiaries are collectively referred to as the Bank. The Corporation’s financial condition and operating results principally reflect those of the Bank.  All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated financial information included herein as of and for the periods ended June 30, 2009 and 2008 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2008 consolidated balance sheet was derived from the Corporation's December 31, 2008 audited consolidated financial statements.  Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.  Investment Securities

The following table sets forth the amortized cost and fair value of the Bank’s investment securities at June 30, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$64,485	$1,490	$(129)	$65,846
Pass-through mortgage securities	21,382	522	(23)	21,881
Collateralized mortgage obligations	69,054	2,028	(27)	71,055
	$154,921	$4,040	$(179)	$158,782
Available-for-Sale Securities:
State and municipals	122,591	2,356	(937)	124,010
Pass-through mortgage securities	114,239	3,062	-	117,301
Collateralized mortgage obligations	217,884	2,906	(1,366)	219,424
	$454,714	$8,324	$(2,303)	$460,735

At June 30, 2009, substantially all of the Corporation’s municipal securities were rated A or better.  The Corporation’s pass-through mortgage securities were issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”).  Each issuer’s pass-through securities are backed by residential mortgages conforming to its underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  The Corporation’s collateralized mortgage obligations (“CMOs”)

Index

were also issued by GNMA, FNMA, or FHLMC and all such securities, regardless of the issuer, are backed by GNMA residential pass-through mortgage securities.  Each issuer guarantees the timely payment of principal and interest on its CMOs and GNMA guarantees the timely payment of principal and interest on the underlying pass-through mortgage securities.  Obligations of GNMA represent full faith and credit obligations of the U.S. government (the “Government”), while obligations of FNMA, which is a corporate instrumentality of the Government, and FHLMC, which is a Government sponsored corporation, do not.  FNMA and FHLMC have been placed into conservatorship by their primary regulator, the Federal Housing Finance Agency (“FHFA”) who also acts as conservator.  In conjunction with the conservatorship, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with FNMA and FHLMC to ensure that each of these entities maintains positive net worth, and established new borrowing facilities for these entities intended to serve as an ultimate liquidity backstop.  The Preferred Stock Purchase Agreements and borrowing facilities serve to protect the existing and future holders of FNMA and FHLMC mortgage securities and other debt instruments.

Securities With Unrealized Losses.  The following table sets forth securities with unrealized losses at June 30, 2009 presented by the length of time the securities have been in a continuous unrealized loss position.

	Less than 12 Months				Total
			12 Months or More
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$41,516	$(863)	$5,134	$(203)	$46,650	$(1,066)
Pass-through mortgage securities	3,719	(22)	15	(1)	3,734	(23)
Collateralized mortgage obligations	91,155	(1,393)	-	-	91,155	(1,393)
Total temporarily impaired	$136,390	$(2,278)	$5,149	$(204)	$141,539	$(2,482)

Other-than-temporary Impairment.  Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

In determining OTTI under SFAS No. 115, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, management considers whether it intends to sell, or, more likely than not, will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Index

Maturities.  The following table sets forth the amortized cost and fair value of the Bank’s investment securities at June 30, 2009 by expected maturity.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$7,238	$7,314	$15,196	$15,760	$24,178	$24,821	$17,873	$17,951
Pass-through mortgage securities	-	-	11,189	11,396	1,777	1,875	8,416	8,610
Collateralized mortgage obligations	-	-	-	-	-	-	69,054	71,055
	$7,238	$7,314	$26,385	$27,156	$25,955	$26,696	$95,343	$97,616

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
State and municipals	$7,194	$7,219	$15,625	$16,389	$17,650	$18,358	$82,122	$82,044
Pass-through mortgage securities	-	-	90	91	8,938	9,314	105,211	107,896
Collateralized mortgage obligations	-	-	-	-	-	-	217,884	219,424
	$7,194	$7,219	$15,715	$16,480	$26,588	$27,672	$405,217	$409,364

(1)
Maturities shown are stated maturities, except in the case of municipal securities which are shown at the earlier of their stated  maturity or pre-refunded dates.  Securities backed by mortgages, which include the pass-through mortgage securities and collateralized mortgage obligations shown above, are expected to have substantial periodic repayments resulting in weighted average lives considerably shorter than would be surmised from the above table.

      Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Proceeds	$33,909	$14,685	$33,909	$2,074

Gross gains	$947	$102	$947	$11
Gross losses	-	(2)	-	(2)
Net gains	$947	$100	$947	$9

3.  Stock-based Compensation

       The Corporation has two share-based compensation plans which are described below.  The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”).  The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 257,237 shares remain available for grant as of June 30, 2009.  The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares.  Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable

Index

provisions, if any, of the Internal Revenue Code.  Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded.   Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

The Corporation’s 1996 Plan permitted the granting of stock options, with or without stock appreciation rights attached, and stand alone stock appreciation rights to employees and non-employee directors for up to 1,080,000 shares of common stock.  The number of stock options and stock appreciation rights that could have been granted under the 1996 Plan to any one person in any one fiscal year was limited to 50,000. Each option granted under the 1996 Plan was granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.  Options granted under the 1996 Plan on or before December 31, 2000 became exercisable in whole or in part commencing six months from the date of grant and ending ten years after the date of grant.  Options granted under the 1996 Plan in January 2005 became exercisable in whole or in part commencing ninety days from the date of grant and ending ten years after the date of grant.  By the terms of their grant, all other options under the 1996 Plan were granted with a three year vesting period and a ten year expiration date.  However, vesting is subject to acceleration in the event of a change in control, retirement, death, disability, and certain other limited circumstances.

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $371,000 and $275,000 and recognized related income tax benefits of $147,000 and $109,000 in the first six months of 2009 and 2008, respectively.

Index

Option Activity.  On January 20, 2009 the Corporation’s board of directors granted 66,427 nonqualified stock options under the 2006 Plan.  The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

A summary of stock options outstanding under the Corporation’s stock compensation plans as of June 30, 2009 and changes during the six month period then ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2009	500,282	$19.04
Granted	66,427	22.42
Exercised	(14,436)	16.13
Forfeited or expired	(11,224)	22.97
Outstanding at June 30, 2009	541,049	$19.46	5.93	$2,029
Exercisable at June 30, 2009	360,359	$18.77	4.65	$1,612

       The total intrinsic value of options exercised during the first six months of 2009 and 2008 was $110,000 and $129,000, respectively.  The total fair value of options vested during the first six months of 2009 and 2008 was $245,000 and $194,000, respectively.

Restricted Stock Activity.  On January 20, 2009, the Corporation’s Board of Directors granted 20,960 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2011 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s nonvested shares as of June 30, 2009 and changes during the six month period then ended is presented below.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	46,070	$19.10
Granted	20,960	20.28
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2009	67,030	$19.44

Unrecognized Compensation Cost. As of June 30, 2009, there was $1,520,000 of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 1.56 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the six months ended June 30, 2009 and 2008 was $233,000 and $354,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the first six months of 2009 and 2008 was $12,000 and $33,000, respectively.

Other.  No cash was used to settle stock options during the first six months of 2009 or 2008. The Corporation uses newly issued shares to settle stock option exercises and currently plans to use newly issued shares upon the conversion of restricted stock units.

Index

4.  Earnings Per Share

There were 141,578 and 358,690 shares of common stock underlying equity awards outstanding at June 30, 2009 and 2008, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

5.  Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Service cost, net of plan participant contributions	$537	$507	$268	$253
Interest cost	552	455	276	227
Expected return on plan assets	(609)	(684)	(304)	(342)
Amortization of prior service cost	12	10	6	5
Amortization of net loss	317	-	158	-
Net pension cost	$809	$288	$404	$143

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

6.  Fair Value of Financial Instruments

        Assets and Liabilities Recorded at Fair Value. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

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

The fair values of the Corporation’s investment securities designated as available-for-sale are currently determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

Index

       The fair values of the Corporation’s available-for-sale securities are summarized below.

	Total	Fair Value Measurements at June 30, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Available-for-Sale Securities:
State and municipals	$124,010	$-	$124,010	$-
Pass-through mortgage securities	117,301	-	117,301	-
Collateralized mortgage obligations	219,424	-	219,424	-
	$460,735	$-	$460,735	$-

	Total
		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$33,685	$-	$33,685	$-
State and municipals	76,641	-	76,641	-
Pass-through mortgage securities	124,770	-	124,770	-
Collateralized mortgage obligations	143,677	-	143,677	-
	$378,773	$-	$378,773	$-

The fair values of some of the Corporation’s impaired loans with specific allocations of the allowance for loan losses are determined on a nonrecurring basis using real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are sometimes made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.

The Corporation’s impaired loans recorded at fair value are summarized below.

	Total	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(in thousands)
Impaired loans:
June 30, 2009	$-	$-	$-	$-
December 31, 2008	900	-	900	-

       Impaired loans measured at fair value at December 31, 2008 had a carrying amount of $1,000,000 with a  $100,000 valuation allowance.

Index

Financial Instruments Not Recorded at Fair Value. Fair value estimates are made at a specific point in time and are based on existing on and off-balance-sheet financial instruments.  Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information.  Changes in assumptions could significantly affect the estimates.  In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.  The following table sets forth the carrying/contract amounts and estimated fair values of financial instruments not recorded at fair value in the Corporation’s financial statements.

	June 30, 2009		December 31, 2008
	Carrying/Contract Amount	Fair Value	Carrying/Contract Amount	Fair Value

	(in thousands)
Financial Assets:
Cash and due from banks	$52,366	$52,366	$20,924	$20,924
Overnight investments	482	482	514	514
Held-to-maturity securities	154,921	158,782	169,480	172,640
Loans	691,016	690,721	651,158	654,293
Federal Home Loan Bank stock	3,044	3,044	6,199	6,199
Restricted stocks (included in other assets)	467	467	467	467
Accrued interest receivable	6,210	6,210	6,156	6,156

Financial Liabilities:
Checking deposits	323,386	323,386	324,138	324,138
Savings and money market deposits	520,824	520,824	384,047	384,047
Time deposits	272,673	273,991	192,152	193,330
Short-term borrowings	15,439	15,439	124,122	124,122
Long-term debt	152,000	163,611	127,000	142,224
Accrued interest payable	1,477	1,477	1,051	1,051

The following methods and assumptions are used by the Corporation in measuring assets and liabilities that are not recorded at fair value as disclosed in the preceeding table.

Cash and cash equivalents.  The recorded book value of cash and due from banks is their fair value.

Investment securities.  Fair values are based on quoted prices for similar assets in active markets or derived principally from observable market data.

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

FHLB stock.  The recorded book value of FHLB stock is its fair value.

Deposit liabilities.  The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market accounts, and savings accounts, is equal to their recorded book value.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.

Borrowed funds. For repurchase agreements and FHLB advances maturing within ninety days, the recorded book value is a reasonable estimate of fair value.  The fair value of other repurchase agreements, including those with embedded derivative instruments, is based on quoted prices for similar instruments in active markets.  The fair value of other FHLB advances is based on the discounted value of contractual cash flows.  The discount rate is equivalent to the rate currently charged by the FHLB for advances of similar type and maturity.

Index

Accrued interest receivable and payable.  For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Off-balance-sheet Items. The fair value of off-balance sheet items is not considered to be material.

7.  Adoption of New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests.  Under SFAS No. 160, minority interests are recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.   SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

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

       In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of FSP 157-2 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

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

Index

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

      In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.”  FSP 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FSP 03-6-1 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments", which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  This FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP No. 115-2 and No. 124-2 on April 1, 2009 resulted in expanded disclosures included in Note 2, but did not impact the Corporation’s results of operations or financial position.

In April 2009, the FASB issued FSP No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of  FSP No. 157-4 on June 30, 2009 required expanded disclosures, but did not impact the Corporation’s results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of  FSP No. 107-1 and APB 28-1 at June 30, 2009 required expanded disclosures which are included in Note 6 to the unaudited consolidated financial statements.

Index

In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSB FAS 141(R)-1  on January 1, 2009 did not have an impact on the Corporation’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of SFAS No. 165 on April 1, 2009 required expanded disclosures which are included in Note 9 to the unaudited consolidated financial statements, but did not have an impact on the Corporation’s results of operations or financial position.

8.  Impact of Not Yet Effective Authoritative Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The recognition and measurement provisions of this statement shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS No. 166 is not currently expected to impact the Corporation’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).”  The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities. The statement addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166.  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The adoption of SFAS No. 167 is not currently expected to impact the Corporation’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification™ (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 is not  expected to impact the Corporation’s consolidated financial statements.

9.  Subsequent Events

The Corporation’s management have evaluated subsequent events through August 10, 2009, which is the date of issuance of the financial statements.

Index

ITEM	2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is management's discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  The Bank’s primary service area is Nassau and Suffolk Counties, Long Island, although the Bank has three commercial banking branches in Manhattan and may open additional Manhattan branches in the future.

Overview

The Corporation’s earnings for the first six months of 2009 were $1.01 per share, an increase of 17 cents, or 20%, over the same period last year.  Earnings for the second quarter of 2009 were $.47 per share, an increase of 2 cents, or 4%, over the same quarter last year.  Excluding the FDIC special assessment discussed hereinafter, the increase in earnings for the first six months of 2009 was 22 cents per share, or 26%, and the increase for the second quarter of 2009 was 7 cents per share, or 16%.

Returns on average assets (“ROA”) and equity (“ROE”) were 1.14% and 13.85%, respectively, for the first six months of 2009 as compared to 1.09% and 12.36% for the same period last year.

The increase in earnings in 2009 is largely attributable to loan growth.  On an average balance basis, total loans grew by $130 million, or 24%, when comparing the first six months of 2009 to the same period last year.  The growth, which occurred in commercial mortgages, residential mortgages and home equity loans, resulted from management’s continued efforts to improve the Bank’s current and future earnings prospects by making loans a larger portion of the overall balance sheet.   The loan growth was funded by deposit growth and borrowings.

Also contributing to the earnings increase was the sale of approximately $33 million of available-for-sale securities at a gain of $947,000.  The proceeds of the sale were reinvested in securities having a longer duration and an average yield slightly higher than the securities sold.

      Other positive factors with respect to the increase in earnings are a $319,000 decrease in the provision for loan losses and a decrease in the Corporation’s effective income tax rate.  The decrease in the provision for loan losses is primarily a result of the reversal of $300,000 of impairment reserves on two commercial loans.  One of the loans has been paid in full, while the other loan has been more than adequately collateralized by the borrower.  The decrease in the effective income tax rate is primarily due to a tax planning strategy with respect to the Bank’s REIT entity.

The positive factors described above were partially offset by increases in retirement plan expense and FDIC insurance expense of $461,000 and $1,064,000, respectively.  Retirement plan expense increased primarily because of significant declines during 2008 in the value of pension plan assets and long-term interest rates.  FDIC insurance expense increased primarily because of an increase in the FDIC’s base assessment rates for 2009 and a 5 basis point special assessment that the FDIC levied on the banking industry effective June 30, 2009.  The special assessment cost the Corporation $647,000, and the FDIC has said that “An additional special assessment of up to 5 basis points later in 2009 is probable, but the amount is uncertain.”

Index

Also negatively impacting earnings are lower market interest rates and a resulting decline in the overall yield earned by the Corporation on interest-earning assets.  For those interest-earning assets funded by noninterest-bearing liabilities and capital, there is no offsetting reduction in interest cost.  Therefore, the yield reduction results in a corresponding reduction in net interest income.

      Total deposits increased by $217 million, or 24%, in the first six months of 2009.  The increase is attributable to the promotion of several deposit products coupled with the increased desirability of bank deposit products due to the volatility and poor performance of the equity markets.  In addition, management believes that the Bank’s financial strength relative to other financial institutions in its market area also played a role.

The credit quality of the Bank’s loan portfolio continues to be excellent as evidenced by the low level of nonperforming loans.  The Bank has not originated nor does it hold any subprime or alt-A mortgages in its loan portfolio, nor has it originated any loans that management would otherwise consider high risk.  In addition, all of the Bank’s mortgage securities are backed by mortgages underwritten on conventional terms.  The U.S. government guarantees the timely payment of principal and interest on most of these securities and underlying mortgages.  Substantially all of the remaining debt securities in the Bank’s portfolio, consisting solely of municipal securities, are rated A or better.

In early 2009, the Bank opened a commercial banking office in Port Jefferson Station, Long Island.  During the third quarter of 2009 the Bank expects to open a full service branch in Bayville, Long Island and convert its Valley Stream commercial banking office to a full service branch.  Continued branch expansion in targeted markets on Long Island and in Manhattan remains a key strategic initiative.

Index

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest/Dividends	Average Rate	Average Balance	Interest/Dividends	Average Rate

Assets	(dollars in thousands)
Federal funds sold and overnight
investments	$465	$-	-%	$36,309	$456	2.53%
Investment Securities:
Taxable	395,947	9,064	4.58	357,936	8,762	4.90
Nontaxable (1)	159,286	5,121	6.43	143,623	4,689	6.53
Loans (1) (2)	669,957	18,844	5.67	539,999	16,525	6.15
Total interest-earning assets	1,225,655	33,029	5.41	1,077,867	30,432	5.66
Allowance for loan losses	(6,039)			(4,681)
Net interest-earning assets	1,219,616			1,073,186
Cash and due from banks	49,105			33,345
Premises and equipment, net	16,046			11,199
Other assets	18,436			20,158
	$1,303,203			$1,137,888

Liabilities and Stockholders' Equity
Savings and money market deposits	$439,823	2,528	1.16	$343,884	2,268	1.33
Time deposits	232,442	2,929	2.54	255,803	4,149	3.26
Total interest-bearing deposits	672,265	5,457	1.64	599,687	6,417	2.15
Short-term borrowings	55,349	165	.60	21,824	258	2.38
Long-term debt	146,061	3,040	4.20	94,560	2,016	4.29
Total interest-bearing liabilities	873,675	8,662	2.00	716,071	8,691	2.44
Checking deposits	315,791			317,075
Other liabilities	6,917			4,445
	1,196,383			1,037,591
Stockholders' equity	106,820			100,297
	$1,303,203			$1,137,888

Net interest income (1)		$24,367			$21,741
Net interest spread (1)			3.41%			3.22%
Net interest margin (1)			4.01%			4.06%

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

Index

Rate/Volume Analysis.  The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30,
	2009 Versus 2008
	Increase (decrease) due to changes in:
	Volume	Rate	Rate/ Volume (1)	Net Change
	(in thousands)
Interest Income:
Federal funds sold and overnight investments	$(449)	$(455)	$448	$(456)
Investment securities:
Taxable	923	(563)	(58)	302
Nontaxable	511	(72)	(7)	432
Loans	3,914	(1,291)	(304)	2,319
Total interest income	4,899	(2,381)	79	2,597

Interest Expense:
Savings and money market deposits	624	(285)	(79)	260
Time deposits	(386)	(914)	80	(1,220)
Short-term borrowings	395	(192)	(296)	(93)
Long-term debt	1,087	(42)	(21)	1,024
Total interest expense	1,720	(1,433)	(316)	(29)

Increase in net interest income	$3,179	$(948)	$395	$2,626

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net interest income on a tax-equivalent basis increased by $2,626,000 when comparing the first six months of 2009 to the same period last year.  The most significant reason for the increase is growth in the Bank’s loan portfolio. On an average balance basis, total loans grew by $130 million, or 24.1%, when comparing the first six months of 2009 to the same period last year.  The growth in average loan balances was funded by increases in average interest-bearing deposits and borrowings.

Lower market interest rates partially offset the positive impact of loan growth.  Lower rates are the principal cause of a 25 basis point reduction in the yield on interest earning assets for the first half of 2009 when compared to the same period last year.  During the first half of 2009, approximately 29% of the Corporation’s interest-earning assets were funded by noninterest-bearing liabilities and capital. For these assets, a reduction in yield caused by lower market interest rates has no offsetting reduction in interest cost and therefore results in a corresponding reduction in net interest income.

Index

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

Index

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The Corporation’s risk elements at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(dollars in thousands)
Nonaccrual loans	$440	$112
Loans past due 90 days or more and still accruing	226	42
Foreclosed real estate	-	-
Total nonperforming assets	666	154
Troubled debt restructurings	-	-
Total risk elements	$666	$154

Nonaccrual loans as a percentage of total loans	.06%	.02%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.10%	.02%
Risk elements as a percentage of total loans and foreclosed real estate	.10%	.02%

Subsequent to June 30, 2009 a $95,000 nonaccrual loan was paid in full.

Allowance and Provision for Loan Losses

The allowance for loan losses increased by $118,000 during the first six months of 2009, amounting to $6,194,000, or .89% of total loans at June 30, 2009, as compared to $6,076,000, or .92% of total loans at December 31, 2008.  During the first six months of 2009 the Bank had loan chargeoffs and recoveries of $3,000 and $15,000, respectively, and recorded a $106,000 provision for loan losses.  The provision for loan losses decreased by $319,000 when comparing the first six months of 2009 to the same period last year primarily as a result of the reversal of $300,000 of impairment reserves on two commercial loans.  One of the loans has been paid in full, while the other loan has been more than adequately collateralized by the borrower with commercial real estate.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real

Index

estate represent approximately 92% of the Bank’s total loans outstanding at June 30, 2009.  Most of these loans were made to borrowers domiciled on Long Island and in New York City.  Although local economic conditions had been good and real estate values had grown considerably over a number of years, over the last year or so residential real estate values on Long Island declined and economic conditions deteriorated.  In addition, in more recent months, commercial real estate values also began to decline.   The decline in values and the deterioration in economic conditions could continue.  This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure.  However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

 Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income increased by $1,058,000, or 34.8%, when comparing the first six months of 2009 to the same period last year.  The increase is principally due to an $847,000 increase in net gains on sales of available-for-sale securities and a $222,000 increase in service charge income.  The security gains resulted from the sale of approximately $33 million of available-for-sale securities.  The proceeds of the sale were reinvested in securities having a longer duration and an average yield approximately 26 basis points higher than the average yield of the securities sold.  Service charge income increased primarily as a result of an increase in return check charges.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased by $2,608,000, or 17.9%, from $14,599,000 for the first six months of 2008 to $17,207,000 for the current six-month period.  The increase is primarily due to increases in other operating expenses of $1,347,000, or 46.4%, occupancy and equipment expense of $615,000, or 25.9%, and employee benefits expense of $484,000, or 20.9%.

The increase in other operating expenses is largely attributable to a $1,064,000 increase in FDIC deposit insurance expense.  This increase is due to an industry wide special assessment of 5 basis points on the Bank’s total assets minus Tier 1 capital as of June 30, 2009, as well as an increase in the FDIC’s base assessment rates for 2009.  The special assessment cost the Bank approximately $647,000.  Occupancy and equipment expense increased primarily due to branch expansion, technology upgrades, and maintenance of facilities.  The increase in employee benefits expense is largely the result of the increase in retirement plan expense for reasons previously discussed.  Salaries expense was relatively flat when comparing the first six months of 2009 to the same period last year because normal annual salary adjustments were partially offset by staff reductions throughout 2008 accomplished through attrition.

Index

Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 21.9% for the first six months of 2009 as compared to 24.3% for the same period last year.  The higher effective tax rate in 2008 is primarily the result of the Corporation losing the tax benefit derived from its REIT entity due to a change in New York State tax law effective January 1, 2008.  In December 2008, the ownership of the REIT entity within the consolidated group was changed to once again obtain favorable tax treatment.

Results of Operations – Three Months Ended June 30, 2009 versus June 30, 2008

      Net income for the second quarter of 2009 was $3,408,000, or $.47 per share, as compared to $3,307,000, or $.45 per share, for the same quarter last year.  The largest contributors to the increase in net income are a $938,000 increase in net gains on sales of available-for-sale securities, a $466,000 increase in net interest income and a decrease in the Corporation’s effective tax rate from 27.2% in the second quarter of 2008 to 21.1% for the current quarter.  The positive impact of these items was partially offset by an increase in noninterest expense of $1,685,000.  The reasons for these variances are substantially the same as those discussed with respect to the six-month periods.  However, another reason for the decrease in the effective tax rate is that tax-exempt income was a larger portion of pre-tax income.

      Net income for the current quarter is $520,000 less than the first quarter of this year, despite the fact that the current quarter includes $947,000 in net gains on sales of securities.  The primary reasons for the decline are the FDIC special assessment of $647,000 in the current quarter, a $33.6 million increase in uninvested cash balances in the current quarter, and the $300,000 reversal of impairment reserves in the first quarter.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 16.78%, 15.86% and 7.89%, respectively, at June 30, 2009 substantially exceed the requirements for a well-capitalized bank.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation substantially exceeded at June 30, 2009.

Total stockholders' equity increased by $5,769,000, from $102,532,000 at December 31, 2008 to $108,301,000 at June 30, 2009.  The increase is primarily comprised of net income of $7,336,000, as partially offset by $2,590,000 in cash dividends declared.

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

The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise.  The Corporation significantly reduced its share repurchases in 2009 in order to preserve and build capital in an uncertain economic climate.

Index

Russell 3000 and 2000 Indexes.  Frank Russell Company maintains a family of U.S. equity indexes.  The indices are reconstituted in June of each year based on market capitalization and do not reflect subjective opinions.  All Indexes are subsets of the Russell 3000E Index, which represents most of the investable U. S. equity market.

The Corporation’s common stock was added to the Russell 3000 and Russell 2000 Indexes in June of this year.  The Russell 3000 Index represents the 3,000 largest U.S. stocks in terms of total market capitalization, and the Russell 2000 Index is comprised of the smallest 2,000 companies in the Russell 3000 Index.  When reconstituted this year, the average market capitalization of companies in the Russell 2000 Index was $732 million, the median market capitalization was $306 million, the capitalization of the largest company in the index was $1.7 billion, and the capitalization of the smallest company in the index was $78 million.  The Corporation’s market capitalization as of June 30, 2009 was approximately $167 million.

The Corporation believes that inclusion in the Russell indexes positively impacts the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

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

During the first six months of 2009, the Corporation’s cash and cash equivalent position increased by $31,410,000.  The increase occurred primarily because cash provided by deposit growth, long-term borrowings, and maturities, redemptions and sales of investment securities exceeded the cash used to grow the loan and securities portfolios and repay short-term Federal Home Loan Bank advances.

Strong deposit growth during the first half of 2009 outpaced loan demand.  Management used the excess funds to purchase short-term collateralized mortgage obligations (CMOs) and high-grade municipal securities.  As a result, the Bank’s CMO and municipal security portfolios increased by $62.9 million, or 28%, and $45 million, or 31%, respectively.  The short-term CMOs are expected to provide cash flows in the near term that can be used to fund loan growth.  The provisions of the American Recovery and Reinvestment Act of 2009 enabled the Bank to purchase certain municipal securities without the usual limitations imposed by the federal alternative minimum tax.  These purchases were made at what the Bank believes to be attractive tax-exempt yields.

Liquidity.  The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios.  At June 30, 2009, the Bank had approximately $289 million in unencumbered available-for-sale securities.

Index

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  At June 30, 2009, the Bank had unencumbered securities and loans of approximately $1.07 billion that are eligible collateral for borrowings.

Legislation

Enacted Legislation.  In the latter part of 2008, two major pieces of legislation (the “Legislation”) impacting the financial services industry were enacted; the Housing and Economic Recovery Act of 2008 and the Emergency Economic Stabilization Act of 2008.  This Legislation was enacted to address the subprime mortgage crisis and in response to capital adequacy, asset quality, management, liquidity, earnings and sensitivity to market risk problems being experienced by a large number of financial institutions.  It contains broad changes that impact, either directly or indirectly, the Bank’s business operations.  The significant changes brought about by this Legislation, as amended, include, among others, the following:

•	The placing of Fannie Mae and Freddie Mac into conservatorship by their primary regulator, the Federal Housing Finance Agency;
•	A temporary increase through December 31, 2013 in FDIC insurance coverage from $100,000 to $250,000;
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

•	A guarantee by the FDIC of the senior unsecured debt of financial institutions issued through October 31, 2009. The guarantee expires upon maturity of the debt or June 30, 2012, whichever is earlier;
•	A provision that allows the Federal Reserve Bank to pay interest to banks on sterile reserves beginning October 1, 2008, three years earlier than previously permitted;
•	The creation of the $700 billion Troubled Asset Relief Program (“TARP”) within the U.S. Treasury Department to purchase troubled assets from any financial institution through December 31, 2009;
•	As part of the TARP, the Capital Purchase Program that enables financial institutions to raise capital by selling senior preferred shares to the federal government.

Index

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

In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) became law.  Otherwise known as the Stimulus Plan, the Act is a $787 billion package of spending, tax cuts and tax credits.  The provisions of the Act are intended to have significant positive impact on the economy and could significantly impact the Bank’s business on a near and longer-term basis.  Of particular note are provisions of the Act that enable the Bank to increase the volume of tax-advantaged municipal securities that it can purchase and thereby take advantage of the favorable yields currently available on such securities relative to other investment alternatives.  Also in February 2009, the FDIC took two actions designed to allow the Deposit Insurance Fund to withstand the existing problems in the banking industry.  The first was the imposition of the previously discussed emergency special assessment.  The second was adoption of previously proposed changes to its risk-based assessment system.

Proposed Legislation. Commercial checking deposits currently account for approximately 22% of the Bank’s total deposits.  Congress has periodically considered legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits.  Either could have a material adverse impact on the Bank’s future results of operations.

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

Because the Bank’s loans and investment securities generally reprice slower than its interest-bearing liabilities, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates and/or owns interest rate caps that are in-the-money at the time of the interest rate increase or become in-the-money as a result of the increase, the magnitude of the negative impact will decline and the impact could even be positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing liabilities and capital.

Index

Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income.  Furthermore, if the Bank owns interest rate floors that are in the money at the time of the interest rate decrease or become in the money as a result of the decrease, the magnitude of the positive impact should increase.  However, if the Bank does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, regardless of whether or not it owns interest rate floors, the magnitude of the positive impact will decline and could even be negative.  If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because a significant portion of the Bank’s interest-earning assets are funded by noninterest-bearing liabilities and capital.

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

Index

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at June 30, 2009 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2010 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at June 30, 2009 and net interest income on a tax-equivalent basis for the year ending June 30, 2010 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years.  Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

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

	Amount	Net Portfolio Value at June 30, 2009	Net Interest Income Year Ending June 30, 2010
		Percent Change From Base Case	Amount	Percent Change From Base Case

Rate Change Scenario
	(dollars in thousands)

+ 200 basis point rate shock	$89,956	(9.1)%	$42,548	(16.4)%
+ 100 basis point rate shock	94,227	(4.8)	46,708	(8.2)
Base case (no rate change)	98,938	-	50,871	-
- 100 basis point rate shock	104,076	5.2	54,655	7.4
- 200 basis point rate shock	109,901	11.1	54,673	7.5

Index

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

Index

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

Item 2.  Issuer Purchase of Equity Securities

      Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions.  The details of the Corporation’s purchases under the stock repurchase program during the second quarter of 2009 are set forth in the table that follows.

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Plans Be Purchased Under the or Programs (1)
April 1, 2009 to April 30, 2009	986	$20.97	986	108,273
May 1, 2009 to May 31, 2009	-	-	-	108,273
June 1, 2009 to June 30, 2009	1,015	$24.66	1,015	107,258

(1)
All shares purchased by the Corporation under its stock repurchase program in the second quarter of 2009 were purchased under a 200,000 share plan approved by the Corporation’s Board of Directors on February 21, 2008 and publicly announced on February 22, 2008.  The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of The First of Long Island Corporation (the "Corporation") held April 20, 2009 was called to elect six directors to serve two-year terms or until their successors have been elected and qualified and to ratify the reappointment of Crowe Horwath LLP as the Corporation’s independent registered public accounting firm for 2009.

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

Directors Elected At Annual Meeting	Number of Votes

	Cast For	Withheld
Howard Thomas Hogan Jr.	5,735,898	232,394
John T. Lane	5,924,412	43,880
J. Douglas Maxwell Jr.	5,928,428	39,864
Milbrey Rennie Taylor	5,928,428	39,864
Walter C. Teagle III	5,837,103	131,189
Michael N. Vittorio	5,914,275	54,017

Index

The name of each director whose term of office as a director continued after the annual meeting is as follows:

Name	Term as Director Expires
Allen E. Busching	2010
Paul T. Canarick	2010
Alexanded L. Cover	2010
William H. J. Hoefling	2010
Stephen V. Murphy	2010

For the ratification of the reappointment of Crowe Horwath LLP as the Corporation’s independent registered public accounting firm, 5,860,381 votes were cast for, 73,185 votes were cast against, and 34,726 abstained.

Item 5.  Other Information

      On August 7, 2009, the Corporation issued a press release regarding the Corporation’s financial condition as of June 30, 2009 and its results of operations for the six and three month periods then ended.  The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6.  Exhibits

a) The following exhibits are included herein.

Exhibit No.	Name
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Press Release dated August 7, 2009 regarding the Corporation’s financial condition as of June 30, 2009 and its results of operations for the six and three month periods then ended

Index

SIGNATURES

Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Date: August 7, 2009	By /s/MICHAEL N. VITTORIO
MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

Index

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.

31.1	Certification by Chief Executive Officer in Accordance with Section 302 of The Sarbanes-Oxley Act of 2002	35
31.2	Certification by Chief Financial Officer in Accordance with Section 302 of The Sarbanes-Oxley Act of 2002	36
32	Certification by Chief Executive Officer and Chief Financial Officer in Accordance with Section 906 of The Sarbanes-Oxley Act of 2002	37
99.1	Press Release dated August 7, 2009 regarding the Corporation’s financial condition as of June 30, 2009 and its results of operations for the six and three month periods then ended	38