Form 10-Q
period 2009-09-30
FIRST OF LONG ISLAND CORP
filed 2009-11-09
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2009
Common stock, $.10 par value	7,211,051

THE FIRST OF LONG ISLAND CORPORATION
SEPTEMBER 30, 2009

Index

ITEM 1. -	FINANCIAL STATEMENTS

CONSOLIDATED  BALANCE  SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008
Assets:
Cash and due from banks	$29,785,000	$20,924,000
Overnight investments	221,000	514,000
Cash and cash equivalents	30,006,000	21,438,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $146,898,000 and $172,640,000)	140,828,000	169,480,000
Available-for-sale, at fair value (amortized cost of $512,551,000 and $373,346,000)	530,503,000	378,773,000
	671,331,000	548,253,000
Loans:
Commercial and industrial	52,519,000	53,555,000
Secured by real estate:
Commercial mortgages	347,692,000	273,097,000
Residential mortgages	239,872,000	216,654,000
Home equity loans	109,876,000	99,953,000
Construction loans	10,157,000	9,175,000
Other	4,623,000	3,761,000
	764,739,000	656,195,000
Net deferred loan origination costs	2,213,000	1,939,000
	766,952,000	658,134,000
Allowance for loan losses	(6,793,000)	(6,076,000)
	760,159,000	652,058,000

Federal Home Loan Bank stock, at cost	4,754,000	6,199,000
Bank premises and equipment, net	17,921,000	12,593,000
Prepaid income taxes	663,000	-
Deferred income tax benefits	-	1,638,000
Bank-owned life insurance	12,026,000	11,650,000
Other assets	10,754,000	7,780,000
	$1,507,614,000	$1,261,609,000
Liabilities:
Deposits:
Checking	$346,927,000	$324,138,000
Savings and money market	529,946,000	384,047,000
Time, $100,000 and over	215,722,000	134,050,000
Time, other	85,264,000	58,102,000
	1,177,859,000	900,337,000
Short-term borrowings	39,112,000	124,122,000
Long-term debt	162,000,000	127,000,000
Accrued expenses and other liabilities	5,932,000	7,543,000
Current income taxes payable	-	75,000
Deferred income taxes payable	4,530,000	-
	1,389,433,000	1,159,077,000
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 7,211,771 and 7,194,747 shares	721,000	719,000
Surplus	1,944,000	1,354,000
Retained earnings	109,268,000	102,061,000
	111,933,000	104,134,000
Accumulated other comprehensive income (loss) net of tax	6,248,000	(1,602,000)
	118,181,000	102,532,000
	$1,507,614,000	$1,261,609,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$28,858,000	$24,944,000	$10,028,000	$8,434,000
Investment securities:
Taxable	13,951,000	13,810,000	4,887,000	5,048,000
Nontaxable	5,460,000	4,650,000	2,080,000	1,555,000
Federal funds sold and overnight investments	-	480,000	-	24,000
	48,269,000	43,884,000	16,995,000	15,061,000
Interest expense:
Savings and money market deposits	3,822,000	3,409,000	1,294,000	1,141,000
Time deposits	4,710,000	5,568,000	1,781,000	1,419,000
Short-term borrowings	190,000	433,000	25,000	175,000
Long-term debt	4,683,000	3,297,000	1,643,000	1,281,000
	13,405,000	12,707,000	4,743,000	4,016,000
Net interest income	34,864,000	31,177,000	12,252,000	11,045,000
Provision for loan losses	636,000	887,000	530,000	462,000
Net interest income after provision for loan losses	34,228,000	30,290,000	11,722,000	10,583,000

Noninterest income:
Investment Management Division income	1,125,000	1,310,000	343,000	460,000
Service charges on deposit accounts	2,578,000	2,228,000	882,000	754,000
Net gains on sales of available-for-sale securities	1,264,000	209,000	317,000	109,000
Other	1,009,000	965,000	336,000	349,000
	5,976,000	4,712,000	1,878,000	1,672,000
Noninterest expense:
Salaries	10,805,000	10,405,000	3,633,000	3,395,000
Employee benefits	4,336,000	3,422,000	1,538,000	1,108,000
Occupancy and equipment expense	4,416,000	3,652,000	1,430,000	1,281,000
Other operating expenses	6,178,000	4,357,000	1,927,000	1,453,000
	25,735,000	21,836,000	8,528,000	7,237,000

Income before income taxes	14,469,000	13,166,000	5,072,000	5,018,000
Income tax expense	3,228,000	3,434,000	1,167,000	1,450,000
Net income	$11,241,000	$9,732,000	$3,905,000	$3,568,000

Weighted average:
Common shares	7,200,171	7,237,735	7,204,201	7,193,151
Dilutive stock options and restricted stock units	102,654	65,562	136,300	71,081
	7,302,825	7,303,297	7,340,501	7,264,232

Earnings per share:
Basic	$1.56	$1.34	$.54	$.50
Diluted	$1.54	$1.33	$.53	$.49

Cash dividends declared per share	$.56	$.48	$.20	$.18

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED  STATEMENTS  OF  CHANGES
IN  STOCKHOLDERS'  EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2009

						Accumulated
						Other
						Comprehensive
	Common Stock			Comprehensive	Retained	Income
	Shares	Amount	Surplus	Income	Earnings	(Loss)	Total
Balance, January 1, 2009	7,194,747	$719,000	$1,354,000		$102,061,000	$(1,602,000)	$102,532,000
Net Income				$11,241,000	11,241,000		11,241,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				7,553,000		7,553,000	7,553,000
Pension plan adjustments				297,000		297,000	297,000
Repurchase of common stock	(31,429)	(3,000)	(802,000)				(805,000)
Common stock issued under stock compensation plans, including tax benefit	48,453	5,000	863,000				868,000
Stock-based compensation			529,000				529,000
Cash dividends declared					(4,034,000)		(4,034,000)
Comprehensive income				$19,091,000
Balance, September 30, 2009	7,211,771	$721,000	$1,944,000		$109,268,000	$6,248,000	$118,181,000

Comprehensive income - three months ended September 30, 2009				$11,199,000

	Nine Months Ended September 30, 2008

						Accumulated
						Other
	Common Stock			Comprehensive	Retained	Comprehensive
	Shares	Amount	Surplus	Income	Earnings	Income	Total
Balance, January 1, 2008	7,454,385	$745,000	$96,000		$99,844,000	$1,699,000	$102,384,000
Net Income				$9,732,000	9,732,000		9,732,000
Other comprehensive loss, net of tax and reclassification adjustment:
Unrealized losses on available-for-sale securities ..				(1,381,000)		(1,381,000)	(1,381,000)
Repurchase of common stock	(293,779)	(29,000)	(5,637,000)				(5,666,000)
Common stock issued under stock compensation plans, including tax benefit	27,802	3,000	392,000				395,000
Stock-based compensation			384,000				384,000
Cash dividends declared					(3,450,000)		(3,450,000)
Transfer from retained earnings to surplus			6,000,000		(6,000,000)
Comprehensive income				$8,351,000
Balance, September 30, 2008	7,188,408	$719,000	$1,235,000		$100,126,000	$318,000	$102,398,000

Comprehensive income - three months ended September 30, 2008				$4,539,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$11,241,000	$9,732,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	636,000	887,000
Deferred income tax provision	1,001,000	38,000
Depreciation and amortization	1,583,000	1,349,000
Premium amortization on investment securities, net	1,390,000	410,000
Net gains on sales of available-for-sale securities	(1,264,000)	(209,000)
Stock-based compensation expense	529,000	384,000
Accretion of cash surrender value on bank-owned life insurance	(376,000)	(365,000)
Increase in prepaid income taxes	(663,000)	-
Increase in other assets	(2,974,000)	(2,537,000)
Decrease in accrued expenses and other liabilities	(1,266,000)	(198,000)
Increase (decrease) in income taxes payable	(75,000)	331,000
Net cash provided by operating activities	9,762,000	9,822,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	43,996,000	32,370,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	30,218,000	22,075,000
Available-for-sale	104,357,000	56,258,000
Purchase of investment securities:
Held-to-maturity	(1,530,000)	(4,047,000)
Available-for-sale	(287,720,000)	(204,535,000)
Net increase in loans to customers	(108,737,000)	(77,051,000)
Net decrease in Federal Home Loan Bank stock	1,445,000	-
Purchases of bank premises and equipment	(6,911,000)	(2,559,000)
Net cash used in investing activities	(224,882,000)	(177,489,000)

Cash Flows From Financing Activities:
Net increase in total deposits	277,522,000	28,469,000
Net increase (decrease) in short-term borrowings	(85,010,000)	80,329,000
Proceeds from long-term debt	35,000,000	47,000,000
Proceeds from exercise of stock options	802,000	374,000
Tax benefit of stock options	66,000	21,000
Repurchase and retirement of common stock	(805,000)	(5,666,000)
Cash dividends paid	(3,887,000)	(3,282,000)
Net cash provided by financing activities	223,688,000	147,245,000
Net increase (decrease) in cash and cash equivalents	8,568,000	(20,422,000)
Cash and cash equivalents, beginning of year	21,438,000	47,497,000
Cash and cash equivalents, end of period	$30,006,000	$27,075,000

Financing Activities
Cash dividends payable	$1,442,000	$1,294,000

The Corporation made interest payments of $12,789,000 and $13,053,000 and income tax payments of $2,899,000 and $3,044,000 during the first nine months of 2009 and 2008, respectively.

See notes to unaudited consolidated financial statements

Index

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
SEPTEMBER 30, 2009
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

The consolidated financial information included herein as of and for the periods ended September 30, 2009 and 2008 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2008 consolidated balance sheet was derived from the Corporation's December 31, 2008 audited consolidated financial statements.  Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.  Investment Securities

The following table sets forth the amortized cost and fair value of the Bank’s investment securities at September 30, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$58,691	$3,172	$(4)	$61,859
Pass-through mortgage securities	19,344	697	(1)	20,040
Collateralized mortgage obligations	62,793	2,206	-	64,999
	$140,828	$6,075	$(5)	$146,898
Available-for-Sale Securities:
U.S. government agencies	$5,000	$130	$-	$5,130
State and municipals	138,702	7,942	(2)	146,642
Pass-through mortgage securities	125,638	4,820	-	130,458
Collateralized mortgage obligations	243,211	5,088	(26)	248,273
	$512,551	$17,980	$(28)	$530,503

Index

At September 30, 2009, substantially all of the Corporation’s municipal securities were rated A or better.  The Corporation’s pass-through mortgage security portfolio at September 30, 2009 is comprised of $126.2 million, $22.0 million and $1.6 million of securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), respectively.  Each issuer’s pass-through securities are backed by residential mortgages conforming to its underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  The Corporation’s collateralized mortgage obligations (“CMOs”) were also issued by GNMA, FNMA, or FHLMC and all such securities, regardless of the issuer, are backed by GNMA residential pass-through mortgage securities.  Each issuer guarantees the timely payment of principal and interest on its CMOs and GNMA guarantees the timely payment of principal and interest on the underlying pass-through mortgage securities.  Obligations of GNMA represent full faith and credit obligations of the U.S. government (the “Government”), while obligations of FNMA, which is a corporate instrumentality of the Government, and FHLMC, which is a Government sponsored corporation, do not.  FNMA and FHLMC have been placed into conservatorship by their primary regulator, the Federal Housing Finance Agency (“FHFA”) who also acts as conservator.  In conjunction with the conservatorship, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with FNMA and FHLMC to ensure that each of these entities maintains positive net worth, and established new borrowing facilities for these entities intended to serve as an ultimate liquidity backstop.  The Preferred Stock Purchase Agreements and borrowing facilities serve to protect the existing and future holders of FNMA and FHLMC mortgage securities and other debt instruments.

Securities With Unrealized Losses.  The following table sets forth securities with unrealized losses at September 30, 2009 presented by the length of time the securities have been in a continuous unrealized loss position.

	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$267	$(2)	$506	$(4)	$773	$(6)
Pass-through mortgage securities	-	-	15	(1)	15	(1)
Collateralized mortgage obligations	17,089	(26)	-	-	17,089	(26)
Total temporarily impaired	$17,356	$(28)	$521	$(5)	$17,877	$(33)

Other-than-temporary Impairment.  Management evaluates investment securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Index

Maturities.  The following table sets forth the amortized cost and fair value of the Bank’s investment securities at September 30, 2009 by expected maturity.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$4,364	$4,437	$13,902	$14,490	$24,089	$25,633	$16,336	$17,299
Pass-through mortgage securities	-	-	10,137	10,405	1,608	1,724	7,599	7,911
Collateralized mortgage obligations	-	-	-	-	-	-	62,793	64,999
	$4,364	$4,437	$24,039	$24,895	$25,697	$27,357	$86,728	$90,209

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$-	$-	$-	$-	$5,000	$5,130	$-	$-
State and municipals	4,109	4,119	15,122	16,005	15,735	16,830	103,736	109,688
Pass-through mortgage securities	-	-	81	82	4,411	4,750	121,146	125,626
Collateralized mortgage obligations	-	-	-	-	-	-	243,211	248,273
	$4,109	$4,119	$15,203	$16,087	$25,146	$26,710	$468,093	$483,587

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

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Proceeds	$43,996	$32,370	$10,087	$17,685
Gross gains	1,264	248	317	146
Gross losses	-	(39)	-	(37)
Net gains	$1,264	$209	$317	$109

3.  Stock-based Compensation

The Corporation has two share-based compensation plans which are described below.  The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”).  The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 257,997 shares remain available for grant as of September 30, 2009.  The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares.  Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code.  Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded.   Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

Index

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $529,000 and $384,000 and recognized related income tax benefits of $210,000 and $152,000 in the first nine months of 2009 and 2008, respectively.

Index

Option Activity.  On January 20, 2009, the Corporation’s board of directors granted 66,427 nonqualified stock options under the 2006 Plan.  The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

A summary of stock options outstanding under the Corporation’s stock compensation plans as of September 30, 2009 and changes during the nine month period then ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2009	500,282	$19.04
Granted	66,427	22.42
Exercised	(48,453)	16.55
Forfeited or expired	(11,984)	22.84
Outstanding at September 30, 2009	506,272	$19.64	5.83	$3,521
Exercisable at September 30, 2009	327,392	$18.98	4.51	$2,490

The total intrinsic value of options exercised during the first nine months of 2009 and 2008 was $469,000 and $140,000, respectively.  The total fair value of options vested during the first nine months of 2009 and 2008 was $256,000 and $194,000, respectively.

Restricted Stock Activity.  On January 20, 2009, the Corporation’s Board of Directors granted 20,960 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2011 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s nonvested shares as of September 30, 2009 and changes during the nine month period then ended is presented below.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	46,070	$19.10
Granted	20,960	20.28
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2009	67,030	$19.44

Unrecognized Compensation Cost. As of September 30, 2009, there was $1,361,000 of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 1.48 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the nine months ended September 30, 2009 and 2008 was $802,000 and $374,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the first nine months of 2009 and 2008 was $66,000 and $21,000, respectively.

Other.  No cash was used to settle stock options during the first nine months of 2009 or 2008. The Corporation uses newly issued shares to settle stock option exercises and currently plans to use newly issued shares upon the conversion of restricted stock units.

Index

4.  Earnings Per Share

There were 64,192 and 353,714 shares of common stock underlying equity awards outstanding at September 30, 2009 and 2008, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

5.  Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Service cost, net of plan participant contributions	$806	$761	$269	$254
Interest cost	827	683	275	228
Expected return on plan assets	(914)	(1,026)	(305)	(342)
Amortization of prior service cost	17	15	5	5
Amortization of net loss	477	-	160	-
Net pension cost	$1,213	$433	$404	$145

The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions.  The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30.  The Bank contributed $5,500,000 to the Plan for the plan year ended September 30, 2009 and may make additional contributions on account of that year in the future.  The Bank contributed $2,427,063 to the Plan for the plan year ended September 30, 2008.

6.  Fair Value of Financial Instruments

Financial Instruments Recorded at Fair Value.  When measuring fair value, the Corporation uses a fair value hierarchy which is designed to maximize the use of observable inputs and minimize the use of unobservable inputs.  The heirarchy involves the following three levels of inputs that may be used to measure fair value.

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the Corporation’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Index

The fair values of the Corporation’s available-for-sale securities are summarized below.

		Fair Value Measurements at September 30, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$5,130	$-	$5,130	$-
State and municipals	146,642	-	146,642	-
Pass-through mortgage securities	130,458	-	130,458	-
Collateralized mortgage obligations	248,273	-	248,273	-
	$530,503	$-	$530,503	$-

		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$33,685	$-	$33,685	$-
State and municipals	76,641	-	76,641	-
Pass-through mortgage securities	124,770	-	124,770	-
Collateralized mortgage obligations	143,677	-	143,677	-
	$378,773	$-	$378,773	$-

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

The Corporation’s impaired loans recorded at fair value are summarized below.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans:
September 30, 2009	$-	$-	$-	$-
December 31, 2008	900	-	900	-

Impaired loans measured at fair value at December 31, 2008 had a carrying amount of $1,000,000 with a $100,000 valuation allowance.

Index

Financial Instruments Not Recorded at Fair Value.  Fair value estimates are made at a specific point in time.  Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information.  Changes in assumptions could significantly affect the estimates.  In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.  The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements.

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$30,006	$30,006	$21,438	$21,438
Held-to-maturity securities	140,828	146,898	169,480	172,640
Loans	760,159	758,695	651,158	654,293
Federal Home Loan Bank stock	4,754	4,754	6,199	6,199
Restricted stocks (included in other assets).	467	467	467	467
Accrued interest receivable	7,079	7,079	6,156	6,156

Financial Liabilities:
Checking deposits	346,927	346,927	324,138	324,138
Savings and money market deposits	529,946	529,946	384,047	384,047
Time deposits	300,986	305,887	192,152	193,330
Short-term borrowings	39,112	39,112	124,122	124,122
Long-term debt	162,000	175,918	127,000	142,224
Accrued interest payable	1,667	1,667	1,051	1,051

The following methods and assumptions are used by the Corporation in measuring the fair value of financial instruments disclosed in the preceding table.

Cash and cash equivalents.  The recorded book value of cash and cash equivalents is their fair value.

Held-to-maturity securities.  Fair values are based on quoted prices for similar assets in active markets or derived principally from observable market data.

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

Federal Home Loan Bank stock.  The recorded book value of Federal Home Loan Bank stock is its fair value because Federal Home Loan Bank of New York stock is redeemable at cost.

Deposit liabilities.  The fair value of deposits with no stated maturity, such as checking deposits, money market deposits, and savings deposits, is equal to their recorded book value.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.

Borrowed funds. For short-term borrowings maturing within ninety days, the recorded book value is a reasonable estimate of fair value.  The fair value of long-term debt, including repurchase agreements with embedded derivative instruments, is based on quoted prices for similar instruments in active markets or the discounted value of contractual cash flows.  The discount rate is equivalent to the rate currently charged for borrowings of similar type and maturity.

Index

Accrued interest receivable and payable.  For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Off-balance-sheet Items. The fair value of off-balance sheet items is not considered to be material.

7.  Adoption of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which is now a part of FASB Accounting Standards Codification (“ASC”) 805 “Business Combinations.”  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard in 2009 has had no impact on the Corporation’s financial position or results of operations because the Corporation has had no business combinations to which the standard would apply.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which is now a part of FASB ASC 810 “Consolidation.”  This standard changes the accounting and reporting for minority interests.  Under SFAS No. 160, minority interests are recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.   SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of this standard on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”), which is now a part of FASB ASC 815 “Derivatives and Hedging.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this standard on January 1, 2009 had no impact on the Corporation’s disclosures.

In February 2008, the FASB issued Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157”, which is now a part of FASB ASC 820 “Fair Value Measurements and Disclosures.”  This FSP delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The adoption of FSP 157-2 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, which is now a part of FASB ASC 860 “Transfers and Servicing.”  This FSP resolves questions about the accounting for repurchase financings.  This FSP is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008.  The adoption of FSP FAS 140-3 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets”, which is now a part of FASB ASC 275 “Risks and Uncertainties” and FASB ASC 350 “Intangibles – Goodwill and Other.”  This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FSP FAS 142-3 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

Index

In May 2008, the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which is now a part of FASB ASC 470 “Debt”, FASB ASC 815 “Derivatives and Hedging”, and FASB ASC 825 “Financial Instruments.”  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FSP APB 14-1 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is now a part of FASB ASC 260 “Earnings per Share.”  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FSP EITF 03-6-1 on January 1, 2009 had no impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments", which is now a part of FASB ASC 320 “Investments – Debt and Equity Securities.”  FSP FAS No. 115-2 and No. 124-2 amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  This FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS No. 115-2 and No. 124-2 on April 1, 2009 resulted in the disclosures included in Note 2, but did not impact the Corporation’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which is now a part of FASB ASC 820 “Fair Value Measurements and Disclosures.”  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of FSP FAS No. 157-4 on June 30, 2009 required expanded disclosures, but did not impact the Corporation’s results of operations or financial position.

Index

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, which is now a part of FASB ASC 825 “Financial Instruments.”  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS No. 107-1 and APB 28-1 at June 30, 2009 required expanded disclosures which are included in Note 6 to the unaudited consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which is now a part of FASB ASC 805 “Business Combinations.”   FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSB FAS 141(R)-1 on January 1, 2009 did not have an impact on the Corporation’s results of operations, financial position or disclosures.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which is now a part of FASB ASC 855 “Subsequent Events.”  The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of SFAS No. 165 on April 1, 2009 resulted in the disclosure included in Note 9 to the unaudited consolidated financial statements, but did not have an impact on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01 “Topic 105-Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification(TM) (“Codification”) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In September 2009 the FASB issued ASU 2009-09 “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.”  This ASU is effective for interim and annual periods ending after September 15, 2009.  The adoption of ASU 2009-09 on October 1, 2009 did not have an impact the Corporation’s results of operations or financial position.

In October 2009 the FASB issued ASU 2009-15 “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.”  The provisions of this ASU are the result of the consensus of the Emerging Issues Task Force reached on June 18, 2009 and ratified by the FASB on July 1, 2009.  The amendments in ASU 2009-15 did not have an impact on the Corporation’s results of operations or financial position.

8.  Impact of Not Yet Effective Authoritative Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which is now a part of FASB ASC 715 “Compensation – Retirement Benefits.”  This FSP amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009.  Management is currently evaluating the impact of FSP FAS 132(R)-1 on the Corporation’s disclosures.

Index

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

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).”  The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Statement addresses the effects on certain provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166.  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The adoption of SFAS No. 167 is not currently expected to impact the Corporation’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value.”  The objective of this ASU is to provide guidance on the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of ASU 2009-05 on October 1, 2009 had no impact on the Corporation’s consolidated financial statements.

In September 2009 the FASB issued ASU 2009-12 “Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).”  The objective of this ASU is to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  This ASU is effective for interim and annual periods ending after December 15, 2009.  The adoption of ASU 2009-12 on December 31, 2009 will have no impact on the Corporation’s results of operations or financial position.

In October 2009 the FASB issued ASU 2009-13 “Multiple-Deliverable Revenue Arrangements.”  The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  The adoption of ASU 2009-13 is not expected to impact the Corporation’s results of operations, financial position or disclosures.

In October 2009 the FASB issued ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements.”  The objective of this ASU is to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software.  This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  The adoption of ASU 2009-14 is not expected to impact the Corporation’s results of operations, financial position or disclosures.

9.  Subsequent Events

The Corporation’s management has evaluated subsequent events through November 9, 2009, which is the date of issuance of the financial statements.

Index

ITEM 2. -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc.  The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank.  The Bank’s primary service area is Nassau and Suffolk Counties, Long Island, although the Bank has three commercial banking branches in Manhattan and may open additional Manhattan branches in the future.

Overview

The Corporation’s earnings for the first nine months of 2009 were $1.54 per share, an increase of 21 cents, or 16%, over the same period last year.  Earnings for the third quarter of 2009 were $.53 per share, an increase of 4 cents, or 8%, over the same quarter last year.  Excluding the FDIC special assessment discussed hereinafter, the increase in earnings for the first nine months of 2009 was 26 cents per share, or 20%.

Returns on average assets (“ROA”) and equity (“ROE”) were 1.11% and 13.88%, respectively, for the first nine months of 2009 as compared to 1.12% and 12.98% for the same period last year.

The increase in earnings in 2009 is largely attributable to loan growth.  On an average balance basis, total loans grew by $137 million, or 25%, when comparing the first nine months of 2009 to the same period last year.  The growth, most of which occurred in commercial mortgages, residential mortgages and home equity loans, resulted from management’s continued efforts to improve the Bank’s current and future earnings prospects by making loans a larger portion of the overall balance sheet.   The loan growth was funded by deposit growth and borrowings.

Also contributing to the earnings increase was the sale of approximately $43 million of available-for-sale securities at a gain of $1,264,000.  The proceeds of the sale were generally reinvested in securities having a longer duration and average yield slightly higher than the securities sold.

Other positive factors with respect to the increase in earnings are a $251,000 decrease in the provision for loan losses and a decrease in the Corporation’s effective income tax rate.  The decrease in the provision for loan losses is attributable to a reversal of impairment reserves on several loans and an increase in recoveries of loans previously charged off.  The decrease in the effective income tax rate is primarily due to a tax planning strategy with respect to the Bank’s REIT entity and an increase in tax-exempt income.

The positive factors described above were partially offset by increases in retirement plan expense and FDIC insurance expense of $735,000 and $1,339,000, respectively.  A substantial portion of the increase in retirement plan expense resulted from significant declines during 2008 in the value of pension plan assets and long-term interest rates.  FDIC insurance expense increased primarily because of an increase in the FDIC’s base assessment rates for 2009 and a 5 basis point special assessment that the FDIC levied on the banking industry effective June 30, 2009.  The special assessment cost the Corporation $648,000.

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

Total deposits increased by $278 million, or 31%, in the first nine months of 2009.  The increase is attributable to branch openings, the promotion of several deposit products, and the increased desirability of bank deposit products based on their perceived safety and the volatility and poor performance of the equity markets.  In addition, management believes that the Bank’s financial strength relative to other financial institutions in its market area also played a role.

The credit quality of the Bank’s loan portfolio continues to be excellent as evidenced by the low level of nonperforming loans.  The Bank has not originated nor does it hold any subprime or alt-A mortgages in its loan portfolio, nor has it originated any loans that management would otherwise consider high risk.  In addition, all of the Bank’s mortgage securities are backed by mortgages underwritten on conventional terms.  The U.S. government guarantees the timely payment of principal and interest on most of these securities and underlying mortgages.  Substantially all of the remaining debt securities in the Bank’s portfolio, consisting primarily of municipal securities, are rated A or better.

In the first quarter of this year, the Bank opened a commercial banking office in Port Jefferson Station, Long Island.  Subsequently, a full service branch was opened in Bayville, Long Island and the Valley Stream commercial banking office was converted to a full service branch.  Continued branch expansion in targeted markets on Long Island and in Manhattan remains a key strategic initiative.

Index

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
	2009			2008
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Federal funds sold and overnight investments	$410	$-	-%	$25,842	$480	2.48%
Investment Securities:
Taxable	420,310	13,951	4.43	376,758	13,810	4.89
Nontaxable (1)	172,429	8,273	6.40	143,735	7,045	6.54
Loans (1) (2)	689,364	28,879	5.60	551,871	24,967	6.04
Total interest-earning assets	1,282,513	51,103	5.32	1,098,206	46,302	5.63
Allowance for loan losses	(6,153)			(4,792)
Net interest-earning assets	1,276,360			1,093,414
Cash and due from banks	45,103			32,643
Premises and equipment, net	16,589			11,351
Other assets	18,571			20,403
	$1,356,623			$1,157,811

Liabilities and Stockholders' Equity
Savings and money market deposits	$468,904	3,822	1.09	$357,162	3,409	1.27
Time deposits	251,579	4,710	2.50	248,911	5,568	2.99
Total interest-bearing deposits	720,483	8,532	1.58	606,073	8,977	1.98
Short-term borrowings	43,853	190	.58	26,895	433	2.15
Long-term debt	150,590	4,683	4.16	102,748	3,297	4.29
Total interest-bearing liabilities	914,926	13,405	1.96	735,716	12,707	2.31
Checking deposits	326,320			317,842
Other liabilities	7,079			4,122
	1,248,325			1,057,680
Stockholders' equity	108,298			100,131
	$1,356,623			$1,157,811

Net interest income (1)		$37,698			$33,595
Net interest spread (1)			3.36%			3.32%
Net interest margin (1)			3.93%			4.09%

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

(2)	For the purpose of these computations, nonaccruing loans, if any, are included in the average loan amounts outstanding.

Index

Rate/Volume Analysis.  The following table sets forth the effect of changes in volumes, rates, and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30,
	2009 Versus 2008
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Federal funds sold and overnight investments	$(472)	$(480)	$472	$(480)
Investment securities:
Taxable	1,596	(1,305)	(150)	141
Nontaxable	1,406	(149)	(29)	1,228
Loans	6,192	(1,825)	(455)	3,912
Total interest income	8,722	(3,759)	(162)	4,801

Interest Expense:
Savings and money market deposits	1,063	(495)	(155)	413
Time deposits	55	(903)	(10)	(858)
Short-term borrowings	273	(316)	(200)	(243)
Long-term debt	1,531	(99)	(46)	1,386
Total interest expense	2,922	(1,813)	(411)	698

Increase in net interest income	$5,800	$(1,946)	$249	$4,103

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net interest income on a tax-equivalent basis increased by $4,103,000 when comparing the first nine months of 2009 to the same period last year.  The most significant reason for the increase is the growth of the Bank’s loan portfolio.  On an average balance basis, total loans grew by $137 million, or 25%, when comparing the first nine months of 2009 to the same period last year.  The growth in loan balances was funded by increases in interest-bearing deposits and borrowings.

Lower market interest rates partially offset the positive impact of loan growth.  Lower rates are the principal cause of a 31 basis point reduction in the yield on interest earning assets for the first nine months of 2009 when compared to the same period last year.  During the first nine months of 2009, approximately 29% of the Corporation’s interest-earning assets were funded by noninterest-bearing liabilities and capital. For these assets, a reduction in yield caused by lower market interest rates has no offsetting reduction in interest cost and therefore results in a corresponding reduction in net interest income.

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

Index

The Bank’s Management Loan Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s loan review officer.  In addition, and in consultation with the Bank’s Chief Financial Officer, the Management Loan Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Bank’s allowance for loan losses is subject to periodic examination by the Office of the Comptroller of the Currency, the Bank’s primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

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

Index

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The Corporation’s risk elements at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(dollars in thousands)

Nonaccruing loans	$546	$112
Loans past due 90 days or more as to principal or interest payments and still accruing	-	42
Foreclosed real estate	-	-
Total nonperforming assets	546	154
Troubled debt restructurings	-	-
Total risk elements	$546	$154

Nonaccruing loans as a percentage of total loans	.07%	.02%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.07%	.02%
Risk elements as a percentage of total loans and foreclosed real estate	.07%	.02%

Allowance and Provision for Loan Losses

The allowance for loan losses increased by $717,000 during the first nine months of 2009, amounting to $6,793,000, or .89% of total loans at September 30, 2009, as compared to $6,076,000, or .92% of total loans at December 31, 2008.  During the first nine months of 2009 the Bank had loan chargeoffs and recoveries of $56,000 and $137,000, respectively, and recorded a $636,000 provision for loan losses.  The provision for loan losses decreased by $251,000 when comparing the first nine months of 2009 to the same period last year. This was primarily a result of an increase in recoveries of loans previously charged off and the reversal of impairment reserves on several loans that were either repaid or better collateralized.

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

Loans secured by real estate represent approximately 93% of the Bank’s total loans outstanding at September 30, 2009.  Most of these loans were made to borrowers domiciled on Long Island and in New York City.  The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions in these areas.  Over the last year or so, general economic conditions on Long Island have deteriorated and residential real estate values have declined.  In addition, in more recent months, commercial real estate values have declined.  The deterioration in economic conditions and decline in real estate values could continue.  This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure.  However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

Index

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income increased by $1,264,000, or 26.8%, when comparing the first nine months of 2009 to the same period last year.  The increase is principally due to a $1,055,000 increase in net gains on sales of available-for-sale securities and a $350,000 increase in service charge income, as partially offset by a $185,000 decrease in Investment Management Division income.  The security gains resulted from the sale of approximately $43 million of available-for-sale securities.  The proceeds of the sale were generally reinvested in securities having a longer duration and average yield slightly higher than the securities sold.  Service charge income increased primarily as a result of an increase in return check charges.  Investment Management Division income is down primarily as a result of a market related decrease in the value of assets under management.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased by $3,899,000, or 17.9%, from $21,836,000 for the first nine months of 2008 to $25,735,000 for the current nine-month period.  The increase is due to increases in other operating expenses of $1,821,000, or 41.8%, employee benefits expense of $914,000, or 26.7%, occupancy and equipment expense of $764,000, or 20.9%, and salaries expense of $400,000, or 3.8%.

The increase in other operating expenses is largely attributable to a $1,339,000 increase in FDIC deposit insurance expense.  This increase is due to an industry wide special assessment of 5 basis points on the Bank’s total assets minus Tier 1 capital as of June 30, 2009, as well as an increase in the FDIC’s base assessment rates for 2009.  The special assessment cost the Bank approximately $648,000.  Occupancy and equipment expense increased primarily due to branch expansion, technology upgrades, and maintenance of facilities.  The increase in employee benefits expense is largely the result of the $735,000 increase in retirement plan expense for reasons previously discussed.  The increase in salaries expense was primarily the result of normal annual salary adjustments.

Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 22.3% for the first nine months of 2009 as compared to 26.1% for the same period last year.  The decrease in the effective income tax rate is primarily due to a tax planning strategy with respect to the Bank’s REIT entity and an increase in tax-exempt income.

Index

Results of Operations –	Three Months Ended September 30, 2009 versus September 30, 2008

Net income for the third quarter of 2009 was $3,905,000, or $.53 per share, as compared to $3,568,000, or $.49 per share, for the same quarter last year.  The largest contributors to the increase in net income are a $1,207,000 increase in net interest income, a $208,000 increase in net gains on sales of available-for-sale securities, and a decrease in the Corporation’s effective tax rate from 28.9% in the third quarter of 2008 to 23.0% for the current quarter.  The positive impact of these items was partially offset by an increase in noninterest expense of $1,291,000.  The reasons for these variances are substantially the same as those discussed with respect to the nine-month periods.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 16.01%, 15.08% and 7.56%, respectively, at September 30, 2009 substantially exceed the requirements for a well-capitalized bank.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation substantially exceeded at September 30, 2009.

Total stockholders' equity increased by $15,649,000, from $102,532,000 at December 31, 2008 to $118,181,000 at September 30, 2009.  The increase is primarily comprised of net income of $11,241,000 and unrealized gains on available-for-sale securities of $7,553,000, as partially offset by $4,034,000 in cash dividends declared.

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

The Corporation’s common stock was added to the Russell 3000 and Russell 2000 Indexes in June of this year.  The Russell 3000 Index represents the 3,000 largest U.S. stocks in terms of total market capitalization, and the Russell 2000 Index is comprised of the smallest 2,000 companies in the Russell 3000 Index.  When reconstituted this year, the average market capitalization of companies in the Russell 2000 Index was $732 million, the median market capitalization was $306 million, the capitalization of the largest company in the index was $1.7 billion, and the capitalization of the smallest company in the index was $78 million.  The Corporation’s market capitalization as of September 30, 2009 was approximately $192 million.

Index

The Corporation believes that inclusion in the Russell indexes positively impacts the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Cash Flows and Liquidity

Cash Flows.  The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, expand and improve its physical facilities, pay cash dividends, and repurchase common stock under the Corporation’s share repurchase program.

During the first nine months of 2009, the Corporation’s cash and cash equivalent position increased by $8,568,000.  The increase occurred primarily because cash provided by deposit growth, long-term borrowings, and maturities, redemptions and sales of investment securities exceeded the cash used to grow the loan and securities portfolios and repay short-term Federal Home Loan Bank advances.

Strong deposit inflows during the first nine months of 2009 outpaced loan growth.  Management used the excess funds primarily to purchase short-term collateralized mortgage obligations (“CMOs”) and high-grade municipal securities.  As a result, the Bank’s CMO and municipal security portfolios increased by approximately $85.5 million, or 38%, and $61.9 million, or 43%, respectively.  The short-term CMOs are expected to provide cash flows in the near term that can be used to fund loan growth.  The provisions of the American Recovery and Reinvestment Act of 2009 enabled the Bank to purchase certain municipal securities without the usual limitations imposed by the federal alternative minimum tax.  These purchases were made at what the Bank believes to be attractive tax-exempt yields.

Liquidity.  The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios.  At September 30, 2009, the Bank had approximately $293 million in unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  At September 30, 2009, the Bank had unencumbered securities and loans of approximately one billion that are eligible collateral for borrowings.

Index

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

•
A temporary guarantee by the FDIC through June 30, 2010 of all transaction account balances, without limitation, which is in addition to and separate from the $250,000 insurance limit under the FDIC’s general deposit insurance regulations.  Transaction accounts include traditional checking accounts and funds swept from such accounts to another noninterest-bearing deposit account, NOW accounts paying less than .5% interest, and Interest on Lawyer Accounts;

•
A guarantee by the FDIC of the senior unsecured debt of financial institutions generally issued through October 31, 2009.  The guarantee expires upon maturity of the debt or June 30, 2012, whichever is earlier;

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

Index

Proposed Legislation. The FDIC has issued a proposed rule that would require banks to prepay their estimated deposit insurance premiums for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  The prepaid assessment would be collected on December 30, 2009, along with the regular quarterly assessment for the third quarter of 2009.  The prepayment would be recorded as an asset and then reduced by a charge to expense as regular quarterly deposit insurance premiums are assessed.  As currently proposed, the Corporation’s required prepayment is estimated to be approximately $5,800,000.

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

Index

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at September 30, 2009 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2010 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at September 30, 2009 and net interest income on a tax-equivalent basis for the year ending September 30, 2010 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years.  Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period.  This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline, and the impact may even become positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.  Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points.  However, the positive impact of a decline in interest rates of 100 or 200 basis points is currently constrained by the fact that the annual percentage yield on many of the Bank’s deposit products is below 2% and for some products even below 1%.

			Net Interest Income
	Net Portfolio Value at		Year Ending
	September 30, 2009		September 30, 2010
Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$85,250	(18.0)%	$46,640	(16.5)%
+ 100 basis point rate shock	94,389	(9.2)	51,232	(8.2)
Base case (no rate change)	103,968	-	55,823	-
- 100 basis point rate shock	114,051	9.7	60,089	7.6
- 200 basis point rate shock	125,047	20.3	59,383	6.4

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

Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions.  The details of the Corporation’s purchases under the stock repurchase program during the third quarter of 2009 are set forth in the table that follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2009 to July 31, 2009	11,274	$25.38	11,274	95,984
August 1, 2009 to August 31, 2009	6,056	$26.45	6,056	89,928
September 1, 2009 to September 30, 2009	7,346	$28.45	7,346	82,582

(1)
All shares purchased by the Corporation under its stock repurchase program in the third quarter of 2009 were purchased under a 200,000 share plan approved by the Corporation’s Board of Directors on February 21, 2008 and publicly announced on February 22, 2008.  The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5.	Other Information

On November 6, 2009, the Corporation issued a press release regarding the Corporation’s financial condition as of September 30, 2009 and its results of operations for the nine and three month periods then ended.  The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits

a) The following exhibits are included herein.

Exhibit No.	Name

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1	Press Release dated November 6, 2009 regarding the Corporation’s financial condition as of September 30, 2009 and its results of operations for the nine and three month periods then ended

Index

SIGNATURES

Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Date: November 6, 2009	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

Index

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Certification by Chief Executive Officer in Accordance with Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer in Accordance with Section 302 of The Sarbanes-Oxley Act of 2002
32	Certification by Chief Executive Officer and Chief Financial Officer in Accordance with Section 906 of The Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 6, 2009 regarding the Corporation’s financial condition as of September 30, 2009 and its results of operations for the nine and three month periods then ended