Form 10-K
period 2009-12-31
FIRST OF LONG ISLAND CORP
filed 2010-03-16
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______  to  _______

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2009, the last business day of the Corporation’s most recently completed second fiscal quarter, was $148,124,723.  This value was computed by reference to the price at which the stock was last sold on June 30, 2009 and excludes $18,539,508 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, March 2, 2010
Common Stock, $.10 par value	7,223,161

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Annual Report to shareholders for the fiscal year ended December 31, 2009 are incorporated by reference into Parts II and IV.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

The First of Long Island Corporation (the “Registrant” or the “Corporation”), a one-bank holding company, was incorporated on February 7, 1984 for the purpose of providing financial services through its wholly-owned subsidiary, The First National Bank of Long Island (the “Bank”).

The Bank was organized in 1927 as a national banking association under the laws of the United States of America and was known as The First National Bank of Glen Head through June 30, 1978.  The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate, and custody services.  The Bank also has a wholly-owned subsidiary, The First of Long Island Agency, Inc. (the “Agency”), that is a licensed insurance agency under the laws of the State of New York.  The Bank has one other wholly-owned subsidiary, FNY Service Corp., an investment company.  The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.

All of the financial operations of the Corporation are considered to be aggregated in one reportable operating segment.  All revenues are attributed to and all long-lived assets are located in the United States.

The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies, and other organizations primarily in Nassau and Suffolk Counties, Long Island.  However, the Bank has three commercial banking branches in Manhattan and may open additional New York City branches in the future.

The principal business of the Bank has historically consisted of attracting business and consumer checking deposits, money market deposits, time deposits and savings deposits and investing those funds in commercial and residential mortgage loans, commercial loans, home equity loans, and investment securities.  The Bank’s loan portfolio is currently primarily comprised of loans to borrowers in Nassau and Suffolk Counties and New York City, and its real estate loans are principally secured by properties located in those geographic areas.

The Bank’s investment securities portfolio is primarily comprised of pass-through mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and state and municipal securities.

The Bank offers a variety of deposit products having a wide range of interest rates and terms. The principal products include checking accounts, money market accounts, savings accounts, escrow service and IOLA (interest on lawyer) accounts, time deposit accounts and IRA accounts.

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Lock Box Services
•	ATM Banking	•	Night Depository Services
•	Bank by Mail	•	Payroll Services
•	Bill Payment Using PC or Telephone Banking	•	Remote Deposit
•	Cash Management Services	•	Safe Deposit Boxes
•	Collection Services	•	Securities Transactions
•	Controlled Disbursement Accounts	•	Signature Guarantee Services
•	Counter Checks	•	Telephone Banking
•	Drive-Through Banking	•	Travelers Checks
•	Personal Money Orders	•	Trust and Investment Management Services
•	Internet PC Banking	•	U.S. Savings Bonds
•	Merchant Credit Card Depository Services	•	Wire Transfers and Foreign Cables
•	Mutual Funds, Annuities, Life Insurance and Securities	•	Withholding Tax Depository Services

The Bank has a main office located in Glen Head, New York, sixteen other full service offices (Babylon, Bayville, Cold Spring Harbor, Garden City, Greenvale, Huntington, Locust Valley, Merrick, Northport, Northport Village, Old Brookville, Rockville Centre, Roslyn Heights, Sea Cliff, Valley Stream, Woodbury), twelve commercial banking offices (Bohemia, Deer Park, two in Farmingdale, Great Neck, Hauppauge, Hicksville, three in Manhattan, New Hyde Park, Port Jefferson Station), and two Select Service Banking Centers (Lake Success and Smithtown) which serve the needs of both businesses and consumers.  The Bank’s newest office is the full service office in Cold Spring Harbor, Long Island, which opened in March 2010.  The Bank continues to evaluate potential new branch sites both on Long Island and in New York City.

The Bank’s revenues are derived principally from interest on loans, interest on investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

The Bank did not commence, abandon, or significantly change any of its lines of business during 2009.

The Bank encounters substantial competition in its banking business from numerous other financial services organizations which have offices located in the communities served by the Bank.  Principal competitors are branches of larger banks, such as Citibank, JPMorgan Chase, Capital One, and TD Bank, various community banks on Long Island and in Manhattan, mortgage brokers, brokerage firms and credit unions.

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Bank’s Board of Directors and contained in the Bank’s loan policies.  The loan policies allow for exceptions and set forth specific exception approval requirements.  Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan, and the value of the collateral, if any.  All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and be reviewed by the Bank’s appraisal review staff who are independent of the loan underwriting process.

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

The Bank makes both fixed and variable rate loans.  Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates.  Commercial and residential mortgage loans are made with terms usually not in excess of thirty years.  Fixed rate residential mortgage loans with terms greater than twenty years are generally not maintained in the Bank’s portfolio.  Commercial loans generally mature within five years, and consumer loans and home equity lines generally mature within ten years.  The Bank’s usual practice is to lend no more than 65% to 75% of appraised value on residential mortgage loans, 65% on home equity lines, 65% to 75% on fixed rate home equity loans, and 70% to 75% on commercial mortgage loans.  The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

The risks inherent in the Bank's loan portfolio primarily stem from the following factors relating to borrower size, geographic concentration, industry concentration, the strength of the local economy including the real estate market, and environmental contamination.  Loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls.  Most of the Bank’s loans are made to businesses and consumers on Long Island and in New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  The Bank has a significant portfolio of multifamily loans which amounted to approximately $185 million at December 31, 2009.  The ability of many of the Bank’s borrowers to repay their loans is dependent on the strength of the local economy.  In addition, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on, among other things, the strength of the local real estate market, the condition of the property and the absence of environmental contamination.  The Bank does not have any foreign loans.

Loans in excess of $400,000 up to and including $5,000,000 require the approval of the Management Loan Committee.  Loans in excess of $5,000,000 up to and including $8,500,000 also require the approval of two non-management members of the Board Loan Committee.  Loans in excess of $8,500,000 require the recommendation of the Management Loan Committee and the approval of a majority of the Board of Directors.

The composition of the Bank’s loan portfolio is set forth below.

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Commercial and industrial	$48,891	$53,555	$61,317	$55,444	$47,310
Secured by real estate:
Commercial mortgages	409,681	273,097	169,621	138,225	107,578
Residential mortgages	248,888	216,654	194,926	173,757	160,090
Home equity	109,010	99,953	81,846	66,934	53,279
Construction and land development	3,050	9,175	11,751	9,752	7,144
Other	5,763	3,761	4,893	4,835	5,145
	825,283	656,195	524,354	448,947	380,546
Net deferred loan origination costs (fees)	2,383	1,939	1,185	518	(54)
	827,666	658,134	525,539	449,465	380,492
Allowance for loan losses	(10,346)	(6,076)	(4,453)	(3,891)	(3,282)
	$817,320	$652,058	$521,086	$445,574	$377,210

Commercial and Industrial Loans.  The Bank makes commercial loans on a demand basis, short-term basis, or installment basis.  Short-term business loans are generally due and payable within one year and should be self liquidating during the normal course of the borrower’s business cycle.  Term and installment loans are usually due and payable within five years.  Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.  Maturity and rate information for the Bank’s commercial and industrial loans outstanding at December 31, 2009 is set forth below.

	Maturity
		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Commercial and industrial loans:
Fixed rate	$1,277	$3,955	$11,463	$16,695
Variable rate	23,293	7,374	1,529	32,196
	$24,570	$11,329	$12,992	$48,891

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

Construction Loans.  The Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally one year or less and advances are made as the construction progresses.  The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed.  All of the Bank’s construction loans outstanding at December 31, 2009 are variable rate and mature within one year.

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

Past Due, Nonaccrual, and Restructured Loans. Selected information about the Bank’s past due, nonaccrual, and restructured loans can be found in the section of the Corporation’s 2009 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

The accrual of interest on loans is discontinued when principal or interest payments become past due 90 days or more unless the loan is well secured and in the process of collection.  As of December 31, 2009, the Bank did not have any impaired loans or material potential problem loans except for the loans disclosed in “Note C - Loans” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

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

In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance.  In estimating losses the Bank reviews individual loans in its portfolio and, for those loans deemed to be impaired, measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows.  Estimated losses for loans that are not specifically reviewed are determined on a pooled basis using the Bank’s historical loss experience adjusted to reflect current conditions.  In adjusting historical loss experience, management considers a variety of factors including levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of the Bank’s lending staff; national and local economic conditions and trends; concentrations of credit; and environmental risks.  The allowance for loan losses is comprised of impairment losses on the loans specifically reviewed plus estimated losses on the pools of loans that are not specifically reviewed.

Changes in the Bank’s allowance for loan losses for each of the five years in the period ended December 31, 2009 and the allocation of the Bank’s allowance for loan losses by loan type at the end of each of these years can be found in the section of the Corporation’s 2009 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 93% of the Bank’s total loans outstanding at December 31, 2009.  Most of these loans were made to borrowers domiciled on Long Island and in New York City.  Over the last year or so, general economic conditions on Long Island have deteriorated and residential real estate values have declined.  More recently, commercial real estate values have also declined and commercial real estate vacancies have trended up.  This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure.  However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

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

The Bank's investment decisions seek to maximize income while keeping both credit and interest rate risk at acceptable levels, provide for the Bank's liquidity needs, and provide securities that can be pledged, as needed, to secure deposits and/or borrowings.

The Bank’s investment policy generally limits individual maturities to twenty years and average lives, in the case of collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities, to 10 years.  At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1.  In addition, management periodically reviews issuer credit ratings for all securities in the Bank’s portfolio other than those issued by the U.S. government.  Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate.  The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

At December 31, 2009, the Bank had net unrealized gains of $4,254,000 in its held-to-maturity portfolio, consisting of gross unrealized gains of $4,302,000 and gross unrealized losses of $48,000.  The unrealized gains and losses were principally caused by decreases and increases, respectively, in interest rates since the securities were purchased.  Gains that could be recognized currently upon the sale of securities with unrealized gains would be approximately offset by the reduction in future interest income that would result from purchasing replacement securities that are similar with respect to issuer and duration but currently have lower yields.  The Bank intends and expects to be able to hold its held-to-maturity securities to maturity and therefore expects that neither the unrealized gains nor the unrealized losses will ever be realized.

Portfolio Composition.  The composition of the Bank’s investment portfolio can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

Maturity Information.  The maturities and weighted average yields of the Bank’s investment securities at December 31, 2009 can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

During 2009, the Bank received cash dividends totaling $214,387 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 5.12%.

Sources of Funds

General.  The Bank’s primary sources of liquidity are deposit growth, maturities and amortization of loans and investment securities, operations, borrowings from brokerage firms and commercial banks under repurchase agreements, and borrowings from the Federal Home Loan Bank of New York.  The Bank can also borrow overnight federal funds from other commercial banks and borrow at the Federal Reserve Bank discount window.  A further discussion of borrowing sources and details of outstanding borrowings can be found in the sections of the Corporation’s 2009 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note F – Borrowed Funds” to the Corporation’s Consolidated Financial Statements which have been incorporated by reference into Items 7 and 8, respectively, of this Form 10-K.

The Bank offers checking and interest-bearing deposit products.  In addition to business checking, the Bank has a variety of personal checking products including “Free”, “First Class”, “Regular”, and “Senior Citizen” checking.  Among other things, the personal products differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any.  The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including IOLA; escrow service accounts; rent security accounts; money market products, including traditional personal and nonpersonal money market savings accounts and “Super Business Money Market” – a high yielding business money market savings account; savings products, including traditional personal and nonpersonal statement and passbook savings accounts, “Super Select Savings” – a high yielding personal statement savings account, “Platinum Savings” – high yielding business and personal savings accounts and “K Savings” – a savings account for children under 18 years of age; savings certificates (3 month, 6 month and 1 to 6 year terms); jumbo certificates; holiday club accounts; and individual retirement accounts, including savings certificates with terms of 3 months to 6 years and “Super Select IRA Savings” – a high yielding IRA money market savings account.

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

Classification of Average Deposits. The Bank’s average deposit balances by major classification are set forth below.

	Year ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Checking	$334,487	-%	$317,696	-%	$327,686	-%
Savings and money market	501,125	1.06	364,974	1.25	320,539	1.49
Time deposits	266,216	2.44	236,820	2.86	220,196	4.58
	$1,101,828	1.07%	$919,490	1.23%	$868,421	1.71%

Remaining Maturities of Time Deposits.  The remaining maturities of the Bank’s time deposits in amounts of $100,000 or more and less than $100,000 at December 31, 2009 can be found in “Note E - Deposits” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

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

Employees

As of December 31, 2009, the Bank had 240 full-time equivalent employees and considers employee relations to be good.  Employees of the Bank are not represented by a collective bargaining unit.

Regulation

The Corporation is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission.  The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency.  The Bank is also subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation.

Availability of Reports

The First National Bank of Long Island maintains an Internet website at www.fnbli.com.  The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Bank’s Internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  To access these reports go to the homepage of the Bank’s Internet website and click on “Investor Relations”, then click on “SEC Filings”, and then click on “Corporate SEC Filings.”  This will bring you to a listing of the Corporation’s reports maintained on the SEC’s EDGAR website.  You can then click on any report to view its contents.

ITEM 1A. RISK FACTORS

The Corporation is exposed to a variety of risks, some of which are inherent in the banking business.  The more significant of these are addressed by the Corporation’s written policies and procedures. While management is responsible for identifying, assessing and managing risk, the Board of Directors is responsible for risk oversight.  The Board fulfills its risk oversight responsibilities primarily through its committees.  The risks faced by the Corporation include, among others, credit risk, interest rate risk, liquidity risk, market risk for its common stock, economic conditions risk, technology risk and regulatory and legislative risk.

Credit Risk.  For both investment securities and loans, there is always the risk that the Bank will be unable to collect all amounts due according to the contractual terms.  Credit risk in the Bank’s securities portfolio has been addressed by adopting a board committee approved investment policy that, among other things, limits terms and types of holdings, and specifies minimum required credit ratings.   Allowable investments include direct obligations of the U.S. government and its agencies, highly rated obligations of states and political subdivisions, and highly rated corporate obligations.  At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, commercial paper must be rated A-1 or P-1, and corporate bonds must be rated A or better.  In addition, management periodically reviews issuer credit ratings for all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies.  Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate.

Credit risk in the Bank’s loan portfolio has been addressed by adopting board committee approved commercial, consumer, and mortgage loan policies and maintaining loan review and appraisal review functions.  The loan policies contain what the Corporation believes to be appropriate underwriting guidelines which include, among other things, specific loan approval requirements, maximum loan terms, loan to appraised value and debt service coverage limits for mortgage loans, FICO minimums and environmental study requirements.

The credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values and environmental contamination.  The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses.  Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories and higher debt-to-equity ratios than larger companies and may lack sophistication in internal record keeping and financial and operational controls.  In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  The Bank also has a significant portfolio of multifamily loans, with the primary source of repayment for those loans being the cash flows from the underlying properties.  Such cash flows are dependent on the strength of the local economy.  Over the last year or so, general economic conditions on Long Island have deteriorated and residential real estate values have declined.  More recently, commercial real estate values have also declined and commercial real estate vacancies have trended up.  This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure.  Environmental impairment of properties securing mortgage loans is also a risk.  However, at the present time, the Corporation is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Interest Rate Risk.  The Bank’s results of operations are subject to risk resulting from interest rate fluctuations in general and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics.  The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change. The Bank has addressed interest rate risk by adopting a Board committee approved interest rate risk policy which sets forth quantitative risk limits and calls for monitoring and controlling interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional repricing gap analysis.  In addition, management utilizes a consultant with expertise in bank asset/liability management.

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

Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income.  However, if the Bank owns interest rate floors that are in-the-money at the time of the interest rate decrease or become in-the-money as a result of the decrease, the magnitude of the positive impact should increase.  However, if the Bank does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, regardless of whether or not it owns interest rate floors, the magnitude of the positive impact will decline and could even be negative.

If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because a significant portion of the Bank’s average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

Liquidity Risk.  Liquidity risk is the risk that the Bank will not have sufficient funds to accommodate loan growth and meet deposit outflows.  The Bank has addressed liquidity risk by adopting a Board committee approved liquidity policy that sets forth quantitative risk limits and a liquidity contingency plan.  The Bank’s market area is currently characterized by extensive branching by other financial institutions.  This, in addition to renewed consumer confidence in the equity markets, could cause deposit outflows, and such outflows could be significant.  However, the Bank believes that its present sources of liquidity, the details of which follow, are more than sufficient to meet loan demand, accommodate deposit outflows, and provide sufficient contingency liquidity.

The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios.  At December 31, 2009, the Bank had approximately $321 million in unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  At December 31, 2009, the Bank had unencumbered securities and loans of over $1 billion that are eligible collateral for borrowings.

Market Risk for the Corporation’s Common Stock.  The Corporation’s common stock was added to the Russell 3000 and Russell 2000 Indexes when they were reconstituted in June 2009.  At that point the average market capitalization of companies in the Russell 2000 Index was $732 million, the median market capitalization was $306 million, the capitalization of the largest company in the index was $1.7 billion, and the capitalization of the smallest company in the index was $78 million.  The Corporation’s market capitalization as of December 31, 2009 was approximately $182 million.

The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Economic Conditions Risk.  The recent deterioration of both national and local economic conditions poses significant risks to both the Corporation’s business and the banking industry as a whole.  Specific risks include unstable interest rates, price competition for deposits due to liquidity concerns, declining real estate values, increasing unemployment, and volatile equity markets.  Operating expense increases in 2009 that were directly related to the deterioration in economic conditions include a $1.6 million increase in FDIC insurance expense resulting from failures in the industry and a $1.0 million increase in pension expense resulting from the poor performance of the equity markets and a decline in interest rates in 2008.  Management believes that further increases in FDIC insurance expense are likely. Defined benefit pension expense will decrease by $675,000 in 2010 due to improved equity market performance in 2009.

Technology Risk. Communications and information systems are essential to the conduct of our business, as we use such systems to manage customer relationships, deposits, loans, general ledger accounts and financial reporting.  While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do.  In addition, any compromise of our information security systems could deter customers from using our web site and our online banking service, both of which involve the transmission of confidential information.  Although we rely on commonly used security and processing systems to provide the security and authentication necessary to ensure the secure transmission and processing of data, these precautions may not protect our systems from all compromises or breaches of security.

In addition, we outsource certain of our data processing to certain third-party providers.  If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption, or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability.  Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The delivery of financial products and services has become increasingly technology-driven.  Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available.  The ability to keep pace with technological change is important, and failure to do so could have a material adverse impact on our business and therefore our financial condition and results of operations.

The Bank has addressed technology risks through the use of logon and user access controls, transaction limits, firewalls, antivirus software, intrusion protection monitoring and third party vulnerability scans.  Systems failure or interruption has been addressed by adopting a disaster recovery and contingency plan.  In addition, for all third-party providers of data processing services, the Bank obtains and reviews audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

Regulatory and Legislative Risk.  The Corporation and the Bank (collectively referred to as the “Corporation”) are subject to extensive federal and state laws and regulations governing banks, bank holding companies and public companies.  The Corporation’s primary regulators include the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission (collectively referred to as the “Regulators”).  The Comptroller of the Currency regularly examines the Bank for safety and soundness and compliance with banking laws and regulations.  Changes in laws and regulations affecting the Corporation, or the degree of the Corporation’s compliance with such laws and regulations as judged by the Regulators, could have a significant impact on the Corporation’s operations and its financial results.  The Corporation controls the risk of noncompliance with laws and regulations by having Board approved compliance policies, hiring and retaining employees with the experience and skills necessary to properly address compliance on an ongoing basis, and consulting, when necessary with legal counsel on compliance matters.

Additional information regarding regulatory and legislative risk can be found in the Corporation’s 2009 Annual Report to Shareholders under the caption “Legislation and Regulatory Matters” contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which has been incorporated by reference into Item 7 of this Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Corporation neither owns nor leases any real estate.  Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank.

As of December 31, 2009, the Bank owns a total of fifteen buildings in fee and leases twenty four other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan.  The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Corporation’s common stock trades on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “FLIC”.  The table appearing on page 4 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 showing the high and low sales prices, by quarter, for the years ended December 31, 2009 and 2008 is incorporated herein by reference.

On March 2, 2010, there were 7,223,161 shares of the Corporation’s common stock outstanding with 578 holders of record.  The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

During 2009 and 2008, the Corporation declared quarterly cash dividends aggregating $.76 and $.66 per share, respectively.

The performance graph appearing on page 24 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 is incorporated herein by reference.

Since 1988, the Corporation has had a stock repurchase program under which it has purchased from time to time shares of its own common stock in market or private transactions.  The details of the Corporation’s purchases under the stock repurchase program during the fourth quarter of 2009 appearing on page 23 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 are incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

“Selected Financial Data” appearing on page 4 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 13 through 28 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and appearing on pages 25 through 27 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, report of independent auditors, and unaudited quarterly financial data appearing on pages 30 through 61 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 are incorporated herein by reference.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

“Management's Report on Internal Control Over Financial Reporting” appearing on page 29 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 is incorporated herein by reference.

(c)	Attestation Report of the Registered Public Accounting Firm

“Report of Independent Registered Public Accounting Firm” appearing on page 61 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 is incorporated herein by reference.

(d)	Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

“ELECTION OF DIRECTORS”, “BUSINESS EXPERIENCE OF DIRECTORS AND OTHER DIRECTORSHIPS”, and “QUALIFICATIONS OF DIRECTORS” appearing on pages 4 through 9, “MANAGEMENT” appearing on page 19, “Governance and Nominating Committee” appearing on page 11, “Audit Committee” appearing on pages 11 and 12, and “INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS” appearing on page 42 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010 are incorporated herein by reference.

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

“COMPENSATION OF DIRECTORS”, “COMPENSATION COMMITTEE REPORT”, “COMPENSATION DISCUSSION AND ANALYSIS”, “COMPENSATION OF EXECUTIVE OFFICERS”, “SUMMARY COMPENSATION TABLE”, “COMPENSATION PURSUANT TO PLANS”, and “EMPLOYMENT CONTRACTS” appearing on pages 14 through 18 and 20 through 41 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS” appearing on Pages 1 through 4 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010 and the “EQUITY COMPENSATION PLAN INFORMATION” table appearing on page 34 of such Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

“TRANSACTIONS WITH MANAGEMENT AND OTHERS” appearing on pages 41 and 42 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010 is incorporated herein by reference.

The Board of Directors of the Corporation presently consists of a non-executive chairman and ten other members. Each member, with the exception of Michael N. Vittorio who also serves as President and Chief Executive Officer of the Corporation and the Bank, is independent as independence for directors is defined in Nasdaq Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

“INDEPENDENT AUDITORS” appearing on pages 42 through 44 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

The following consolidated financial statements of the Corporation and its subsidiary and report of independent registered public accounting firm thereon as required by Item 8 of this report are incorporated herein by reference.
•	Consolidated Balance Sheets - December 31, 2009 and 2008
•	Consolidated Statements of Income - Years ended December 31, 2009, 2008 and 2007
•	Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007
•	Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

None applicable.

(a) 3. Listing of Exhibits

The following exhibits are submitted herewith.

Exhibit No.	Name
3 (i)	Certificate of Incorporation, as amended	(1)
3 (ii)	By-laws, as amended	(2)
10.1*	Incentive Compensation Plan	(3)
10.2*	1996 Stock Option and Appreciation Rights Plan	(4)
10.3*	Amendment to 1996 Stock Option and Appreciation Rights Plan dated February 20, 2001	(5)
10.4*	Amendment to 1996 Stock Option and Appreciation Rights Plan dated December 15, 2008	(6)
10.5*	The First of Long Island Corporation 2006 Stock Compensation Plan	(7)
10.6*	Amendment to 2006 Stock Compensation Plan	(8)
10.7**	Employment Agreement between Registrant and Michael N. Vittorio dated January 3, 2005, as amended December 15, 2008	(9)
10.8**	Employment Agreement between Registrant and Donald L. Manfredonia dated January 1, 2002, as amended July 9, 2002, January 1, 2005 and December 15, 2008	(10)
10.9**	Employment Agreement between Registrant and Richard Kick, dated January 1, 2005, as amended December 15, 2008	(11)
10.10**	Employment Agreement between Registrant and Mark D. Curtis, dated January 1, 2005, as amended December 15, 2008 and June 1, 2009	(12)
10.11**	Employment Agreement between Registrant and Brian J. Keeney, dated January 1, 2005, as amended December 15, 2008	(13)
10.12**	Employment Agreement between Registrant and John Grasso, dated January 1, 2007, as amended December 15, 2008	(14)
10.13**	Employment Agreement between Registrant and Sallyanne K. Ballweg, dated December 13, 2007, as amended December 1, 2008, December 15, 2008 and April 8, 2009	(15)
10.14*	Amendment to Supplemental Executive Retirement Program, dated December 15, 2008	(16)
13	Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2009
21	Subsidiary of Registrant
23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

* Compensatory plan
** Management contract

(1)	Previously filed as part of Report on Form 10-K for 1998, filed March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.
(2)	Previously filed as part of Report on Form 8-K, filed August 20, 2009, as exhibit 3(ii), which exhibit is incorporated herein by reference.
(3)	Previously filed as part of Report on Form 8-K, filed January 24, 2007, as Item 5.02, which item is incorporated herein by reference.
(4)	Previously filed as part of Report on Form 10-K for 1995, filed March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.
(5)	Previously filed as part of Report on Form 10-K for 2000, filed March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.
(6)	Previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.8, which exhibit is incorporated herein by reference.

(7)	Plan filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held April 18, 2006, filed March 15, 2006, which appendix is incorporated herein by reference.
(8)	Previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.9, which exhibit is incorporated herein by reference.
(9)
Employment agreement previously filed as part of Report on Form 8-K, filed January 20, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Vittorio’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.1, which exhibit is incorporated herein by reference.  Mr. Vittorio’s’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010.

(10)
Employment agreement previously filed as part of Report on Form 10-K for 2001, filed March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”.  The January 1, 2005 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.5, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.3, which exhibit is incorporated herein by reference.  Mr. Manfredonia’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010.

(11)
Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.3, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Kick’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.5, which exhibit is incorporated herein by reference.  Mr. Kick’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010.

(12)
Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Curtis’ employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.4, which exhibit is incorporated herein by reference.  The October 15, 2009 amendment to Mr. Curtis’ employment agreement was previously filed as part of Report on Form 8-K, filed October 21, 2009, as Exhibit 10.10, which exhibit is incorporated herein by reference.  Mr. Curtis’ current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010.

(13)
Employment agreement previously filed as part of Report on Form 8-K/A, filed March 9, 2005, as Exhibit 10.2.1, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Keeney’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.6, which exhibit is incorporated herein by reference.  Mr. Keeney’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010.

(14)
Employment agreement previously filed as part of Report on Form 10-K for 2006, filed March 16, 2007, as exhibit 10.11, which exhibit is incorporated herein by reference. The December 15, 2008 amendment to Mr. Grasso’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.7, which exhibit is incorporated herein by reference.  Mr. Grasso’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010.

(15)
Employment agreement previously filed as part of Report on Form 8-K, filed January 4, 2008, as Exhibit 10.12, which exhibit is incorporated herein by reference.  The December 1, 2008 amendment to Ms. Ballweg’s employment agreement was previously filed as part of Report on Form 10-K for 2008, filed March 16, 2009, as exhibit 10.13, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Ms. Ballweg’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.2, which exhibit is incorporated herein by reference.  The May 18, 2009 amendment to Ms. Ballweg’s employment agreement was previously filed as part of Report on Form 8-K, filed May 21, 2009, as Exhibit 10.13, which exhibit is incorporated herein by reference.  Ms. Ballweg’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2010.

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

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 16, 2010	By	/s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

	By	/s/ MARK D. CURTIS
MARK D. CURTIS, Senior Vice President and Treasurer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 16, 2010
Walter C. Teagle III

/s/ ALLEN E. BUSCHING	Director	March 16, 2010
Allen E. Busching

/s/ PAUL T. CANARICK	Director	March 16, 2010
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 16, 2010
Alexander L. Cover

/s/ WILLIAM H. J. HOEFLING	Director	March 16, 2010
William H. J. Hoefling

/s/ HOWARD THOMAS HOGAN JR.	Director	March 16, 2010
Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	March 16, 2010
John T. Lane

/s/ J. DOUGLAS MAXWELL JR.	Director	March 16, 2010
J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	March 16, 2010
Stephen V. Murphy

/s/ MILBREY RENNIE TAYLOR	Director	March 16, 2010
Milbrey Rennie Taylor

/s/ MICHAEL N. VITTORIO	Director	March 16, 2010
Michael N. Vittorio