Form 10-Q
period 2010-03-31
FIRST OF LONG ISLAND CORP
filed 2010-05-10
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 0-12220

THE FIRST OF LONG ISLAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEW YORK	11-2672906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, New York	11545
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(516) 671-4900

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2010
Common stock, $.10 par value	7,253,526

THE FIRST OF LONG ISLAND CORPORATION
MARCH 31, 2010

Index

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED  BALANCE  SHEETS (UNAUDITED)

	March 31, 2010	December 31, 2009
Assets:
Cash and due from banks	$29,293,000	$33,123,000
Overnight investments	242,000	219,000
Cash and cash equivalents	29,535,000	33,342,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $120,445,000 and $133,233,000)	116,432,000	128,979,000
Available-for-sale, at fair value (amortized cost of $595,042,000 and $627,189,000)	608,818,000	638,794,000
	725,250,000	767,773,000
Loans:
Commercial and industrial	46,064,000	48,891,000
Secured by real estate:
Commercial mortgages	414,261,000	409,681,000
Residential mortgages	275,226,000	248,888,000
Home equity	107,569,000	109,010,000
Construction and land development	3,025,000	3,050,000
Other	4,957,000	5,763,000
	851,102,000	825,283,000
Net deferred loan origination costs	2,520,000	2,383,000
	853,622,000	827,666,000
Allowance for loan losses	(11,114,000)	(10,346,000)
	842,508,000	817,320,000

Federal Home Loan Bank stock, at cost	5,609,000	7,882,000
Bank premises and equipment, net	20,046,000	18,090,000
Prepaid income taxes	-	179,000
Bank-owned life insurance	12,291,000	12,167,000
Prepaid FDIC assessment	4,937,000	5,331,000
Other assets	13,059,000	13,085,000
	$1,653,235,000	$1,675,169,000
Liabilities:
Deposits:
Checking	$354,595,000	$333,853,000
Savings and money market	624,235,000	634,913,000
Time, $100,000 and over	231,065,000	216,999,000
Time, other	91,860,000	91,785,000
	1,301,755,000	1,277,550,000
Short-term borrowings	60,098,000	111,407,000
Long-term debt	162,000,000	162,000,000
Accrued expenses and other liabilities	4,193,000	6,002,000
Current income taxes payable	990,000	-
Deferred income taxes payable	2,709,000	1,748,000
	1,531,745,000	1,558,707,000
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares; Issued and outstanding, 7,251,734 and 7,213,056 shares	725,000	721,000
Surplus	2,548,000	2,043,000
Retained earnings	113,205,000	110,047,000
	116,478,000	112,811,000
Accumulated other comprehensive income net of tax	5,012,000	3,651,000
	121,490,000	116,462,000
	$1,653,235,000	$1,675,169,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED  STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income:
Loans	$11,245,000	$9,324,000
Investment securities:
Taxable	4,846,000	4,660,000
Nontaxable	2,252,000	1,538,000
	18,343,000	15,522,000
Interest expense:
Savings and money market deposits	1,367,000	1,108,000
Time deposits	1,668,000	1,227,000
Short-term borrowings	57,000	140,000
Long-term debt	1,622,000	1,456,000
	4,714,000	3,931,000
Net interest income	13,629,000	11,591,000
Provision for loan losses (credit)	778,000	(168,000)
Net interest income after provision for loan losses (credit)	12,851,000	11,759,000

Noninterest income:
Investment Management Division income	376,000	398,000
Service charges on deposit accounts	904,000	833,000
Net gains on sales of available-for-sale securities	566,000	-
Other	315,000	345,000
	2,161,000	1,576,000
Noninterest expense:
Salaries	3,884,000	3,594,000
Employee benefits	1,294,000	1,375,000
Occupancy and equipment expense	1,758,000	1,514,000
Other operating expenses	2,041,000	1,776,000
	8,977,000	8,259,000

Income before income taxes	6,035,000	5,076,000
Income tax expense	1,430,000	1,148,000
Net income	$4,605,000	$3,928,000

Weighted average:
Common shares	7,224,110	7,198,205
Dilutive stock options and restricted stock units	108,426	76,301
	7,332,536	7,274,506

Earnings per share:
Basic	$.64	$.55
Diluted	$.63	$.54

Cash dividends declared per share	$.20	$.18

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2010
	Common Stock			Comprehensive	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Income	Earnings	Income	Total
Balance, January 1, 2010	7,213,056	$721,000	$2,043,000		$110,047,000	$3,651,000	$116,462,000
Net Income				$4,605,000	4,605,000		4,605,000
Other comprehensive income, net of tax and reclassification adjustment				1,361,000		1,361,000	1,361,000
Repurchase of common stock	(3,581)	-	(91,000)				(91,000)
Common stock issued under stock compensation plans, including tax benefit	42,259	4,000	437,000				441,000
Stock-based compensation			159,000				159,000
Cash dividends declared					(1,447,000)		(1,447,000)
Comprehensive income				$5,966,000
Balance, March 31, 2010	7,251,734	$725,000	$2,548,000		$113,205,000	$5,012,000	$121,490,000

	Three Months Ended March 31, 2009

	Common Stock			Comprehensive	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Total
Balance, January 1, 2009	7,194,747	$719,000	$1,354,000		$102,061,000	$(1,602,000)	$102,532,000
Net Income				$3,928,000	3,928,000		3,928,000
Other comprehensive income, net of tax and reclassification adjustment				2,269,000		2,269,000	2,269,000
Repurchase of common stock	(4,752)	-	(103,000)				(103,000)
Common stock issued under stock compensation plans, including tax benefit	7,287	1,000	108,000				109,000
Stock-based compensation			213,000				213,000
Cash dividends declared					(1,296,000)		(1,296,000)
Comprehensive income				$6,197,000
Balance, March 31, 2009	7,197,282	$720,000	$1,572,000		$104,693,000	$667,000	$107,652,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$4,605,000	$3,928,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses (credit)	778,000	(168,000)
Deferred income tax provision	65,000	61,000
Depreciation and amortization	679,000	544,000
Premium amortization on investment securities, net	1,159,000	108,000
Net gains on sales of available-for-sale securities	(566,000)	-
Stock-based compensation expense	159,000	213,000
Accretion of cash surrender value on bank owned life insurance	(124,000)	(125,000)
Decrease in prepaid income taxes	179,000	-
Decrease in prepaid FDIC assessment	394,000	-
Decrease in other assets	112,000	108,000
Decrease in accrued expenses and other liabilities	(366,000)	(360,000)
Increase in income taxes payable	990,000	451,000
Net cash provided by operating activities	8,064,000	4,760,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	11,075,000	-
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	12,559,000	9,532,000
Available-for-sale	42,221,000	41,706,000
Purchase of investment securities:
Held-to-maturity	-	(214,000)
Available-for-sale	(21,754,000)	(7,879,000)
Net increase in loans to customers	(25,966,000)	(8,116,000)
Net decrease in Federal Home Loan Bank stock	2,273,000	3,645,000
Purchases of bank premises and equipment	(2,635,000)	(3,956,000)
Net cash provided by investing activities	17,773,000	34,718,000

Cash Flows From Financing Activities:
Net increase in total deposits	24,205,000	71,101,000
Net decrease in short-term borrowings	(51,309,000)	(102,928,000)
Proceeds from long-term debt	-	25,000,000
Exercise of stock options	406,000	97,000
Tax benefit of stock compensation plans	35,000	12,000
Repurchase and retirement of common stock	(91,000)	(103,000)
Cash dividends paid	(2,890,000)	(1,295,000)
Net cash used in financing activities	(29,644,000)	(8,116,000)
Net increase (decrease) in cash and cash equivalents	(3,807,000)	31,362,000
Cash and cash equivalents, beginning of year	33,342,000	21,438,000
Cash and cash equivalents, end of period	$29,535,000	$52,800,000

Supplemental Noncash Disclosures:
Cash dividends payable	$-	$1,295,000

The Corporation made interest payments of $4,449,000 and $3,774,000 and income tax payments of $161,000 and $623,000 during the first quarters of 2010 and 2009, respectively.

See notes to unaudited consolidated financial

Index

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
MARCH 31, 2010
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

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc.  The consolidated entity is referred to as the Corporation and the Bank and its direct and indirect subsidiaries are collectively referred to as the Bank. The Corporation’s financial condition and operating results principally reflect those of the Bank.  All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial information included herein as of and for the periods ended March 31, 2010 and 2009 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2009 consolidated balance sheet was derived from the Corporation's December 31, 2009 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current presentation.

2.  Investment Securities

The following tables set forth the amortized cost and fair value of the Bank’s investment securities at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$55,971	$1,804	$(47)	$57,728
Pass-through mortgage securities	14,949	608	-	15,557
Collateralized mortgage obligations	45,512	1,648	-	47,160
	$116,432	$4,060	$(47)	$120,445
Available-for-Sale Securities:
U.S. government agencies	$10,000	$81	$(70)	$10,011
State and municipals	166,692	4,201	(553)	170,340
Pass-through mortgage securities	102,432	4,303	(31)	106,704
Collateralized mortgage obligations	315,918	6,065	(220)	321,763
	$595,042	$14,650	$(874)	$608,818

Index

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$57,875	$1,924	$(48)	$59,751
Pass-through mortgage securities	16,882	604	-	17,486
Collateralized mortgage obligations	54,222	1,774	-	55,996
	$128,979	$4,302	$(48)	$133,233
Available-for-Sale Securities:
U.S. government agencies	$5,000	$8	$-	$5,008
State and municipals	150,509	4,378	(374)	154,513
Pass-through mortgage securities	122,186	4,349	(113)	126,422
Collateralized mortgage obligations	349,494	4,450	(1,093)	352,851
	$627,189	$13,185	$(1,580)	$638,794

Substantially all of the Corporation’s municipal securities are rated A or better.  The Corporation’s pass-through mortgage security portfolio at March 31, 2010 is comprised of $101,810,000, $18,537,000 and $1,306,000 issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), respectively.  Each issuer’s pass-through securities are backed by residential mortgages conforming to its underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s collateralized mortgage obligations (“CMOs”) were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.  GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities.  Obligations of GNMA represent full faith and credit obligations of the U.S. government (the “Government”), while obligations of FNMA, which is a corporate instrumentality of the Government, and FHLMC, which is a Government sponsored corporation, do not.  FNMA and FHLMC have been placed into conservatorship by their primary regulator, the Federal Housing Finance Agency (“FHFA”) who also acts as conservator.  In conjunction with the conservatorship, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with FNMA and FHLMC to ensure that each of these entities maintains positive net worth, and established new borrowing facilities for these entities intended to serve as an ultimate liquidity backstop.  The Preferred Stock Purchase Agreements and borrowing facilities serve to protect the existing and future holders of FNMA and FHLMC mortgage securities and other debt instruments.

At March 31, 2010 and December 31, 2009, investment securities with a carrying value of $334,342,000 and $378,913,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

Index

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses at March 31, 2010 and December 31, 2009 presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. government agencies	$5,000	$(70)	$-	$-	$5,000	$(70)
State and municipals	44,468	(600)	-	-	44,468	(600)
Pass-through mortgage securities	5,103	(31)	-	-	5,103	(31)
Collateralized mortgage obligations	41,889	(220)	-	-	41,889	(220)
Total temporarily impaired	$96,460	$(921)	$-	$-	$96,460	$(921)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$25,403	$(421)	$100	$(1)	$25,503	$(422)
Pass-through mortgage securities	13,132	(112)	13	(1)	13,145	(113)
Collateralized mortgage obligations	107,781	(1,093)	-	-	107,781	(1,093)
Total temporarily impaired	$146,316	$(1,626)	$113	$(2)	$146,429	$(1,628)

Unrealized losses reflected in the preceding tables have not been included in results of operations because the affected securities are of high credit quality, the Company does not intend to sell them, nor is it more likely than not that it will be required to sell them before recovery of their amortized cost basis, and the decline in fair value is largely due to an increase in interest rates since the time the securities were purchased.  The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

Other-than-temporary Impairment.  Management evaluates investment securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Index

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Proceeds	$11,075	$-

Gross gains	566	-
Gross losses	-	-
Net gains	$566	$-

The tax provision related to the net realized gains for the three months ended March 31, 2010 was $225,000.

Maturities. The following table sets forth the amortized cost and fair value of the Bank’s investment securities at March 31, 2010 by expected maturity.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$4,164	$4,214	$12,920	$13,413	$26,119	$27,136	$12,768	$12,965
Pass-through mortgage securities..	5	5	8,148	8,362	1,437	1,549	5,359	5,641
Collateralized mortgage obligations	-	-	-	-	-	-	45,512	47,160
	$4,169	$4,219	$21,068	$21,775	$27,556	$28,685	$63,639	$65,766

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$-	$-	$-	$-	$10,000	$10,011	$-	$-
State and municipals	712	735	16,276	17,131	14,938	15,575	134,766	136,899
Pass-through mortgage securities	-	-	64	65	3,850	4,168	98,518	102,471
Collateralized mortgage obligations	-	-	-	-	-	-	315,918	321,763
	$712	$735	$16,340	$17,196	$28,788	$29,754	$549,202	$561,133

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

Index

3.  Stock-based Compensation

The Corporation has two share-based compensation plans which are described below.  The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”).  The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 202,036 shares remain available for grant as of March 31, 2010.  The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares.  Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code.  Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded.   Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

Fair Value of Stock Option Awards.  The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  The values of awards made in 2010 and 2009, as well as the assumptions utilized in determining such values, are presented below.

	2010	2009
Grant date fair value	$9.13	$7.79
Expected volatility	47.68%	47.08%
Expected dividends	3.19%	3.21%
Expected term (in years)	6.82	6.82
Risk-free interest rate	2.34%	1.52%

Expected volatility was based on historical volatility for the expected term of the options.  The Corporation used historical data to estimate the expected term of options granted.  The risk-free interest rate is the monthly average yield on U.S. Treasury issues adjusted to constant maturities with a term equal to the expected term of the options.

Fair Value of Restricted Stock Units.  The fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and, if necessary, adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $159,000 and $213,000 and recognized related income tax benefits of $63,000 and $85,000 in the first three months of 2010 and 2009, respectively.

Index

Option Activity.  On January 19, 2010, the Corporation’s board of directors granted 50,649 nonqualified stock options under the 2006 Plan.  The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

A summary of stock options outstanding under the Corporation’s stock compensation plans as of March 31, 2010 and changes during the three month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	496,719	$19.71
Granted	50,649	25.07
Exercised	(28,262)	14.37
Forfeited or expired	-	-
Outstanding at March 31, 2010	519,106	$20.52	5.99	$1,905
Exercisable at March 31, 2010	325,730	$19.68	4.65	$1,440

The total intrinsic value of options exercised during the first three months of 2010 and 2009 was $298,000 and $69,000, respectively.

Restricted Stock Activity.  On January 19, 2010, the Corporation’s Board of Directors granted 15,985 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2012 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s nonvested shares as of March 31, 2010 and changes during the three month period then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	42,360	$18.49
Granted	15,985	22.69
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2010	58,345	$19.53

Unrecognized Compensation Cost. As of March 31, 2010, there was $1,819,000 of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 1.56 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the three months ended March 31, 2010 and 2009 was $406,000 and $97,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the first three months of 2010 and 2009 was $35,000 and $12,000, respectively.

Other.  No cash was used to settle stock options during the first three months of 2010 or 2009.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

Index

4.  Stockholders’ Equity

Earnings Per Share.  There were 130,390 and 353,030 shares of common stock underlying equity awards outstanding at March 31, 2010 and 2009, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

Shares Withheld Upon the Vesting of RSUs.  The line captioned repurchase of common stock in the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2010 includes 3,581 shares of common stock with a value of $91,000 withheld upon the conversion of RSUs.  The value of the shares withheld was used to satisfy the personal tax liabilities of the RSU holders.

5.  Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Service cost, net of plan participant contributions	$300	$269
Interest cost	298	276
Expected return on plan assets	(448)	(305)
Amortization of prior service cost	6	6
Amortization of net actuarial loss	80	159
Net pension cost	$236	$405

The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions.  The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30.  For the Plan year ending September 30, 2010, the Bank has no minimum required pension contribution and a maximum tax deductible contribution of $3,742,000.  The Bank expects to make a contribution within that range by September 30, 2010, but the amount of such contribution has not yet been determined.  The Bank contributed $5,500,000 to the Plan for the plan year ended September 30, 2009.

6.  Fair Value of Financial Instruments

Financial Instruments Recorded at Fair Value. When measuring fair value, the Corporation uses a fair value hierarchy which is designed to maximize the use of observable inputs and minimize the use of unobservable inputs.  The hierarchy involves three levels of inputs that may be used to measure fair value:

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

Index

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

The fair values of the Corporation’s available-for-sale securities are summarized below.

		Fair Value Measurements at March 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$10,011	$-	$10,011	$-
State and municipals	170,340	-	170,340	-
Pass-through mortgage securities	106,704	-	106,704	-
Collateralized mortgage obligations	321,763	-	321,763	-
	$608,818	$-	$608,818	$-

		Fair Value Measurements at December 31, 2009 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$5,008	$-	$5,008	$-
State and municipals	154,513	-	154,513	-
Pass-through mortgage securities	126,422	-	126,422	-
Collateralized mortgage obligations	352,851	-	352,851	-
	$638,794	$-	$638,794	$-

From time to time, the fair values of some of the Corporation’s impaired loans with specific allocations of the allowance for loan losses are determined using real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are sometimes made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  The Corporation had no impaired loans that were recorded at fair value as of March 31, 2010 or December 31, 2009.

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

Index

	March 31, 2010		December 31, 2009
	Carrying/ Contract Amount	Fair Value	Carrying/ Contract Amount	Fair Value
Financial Assets:	(in thousands)
Cash and cash equivalents	$29,535	$29,535	$33,342	$33,342
Held-to-maturity securities	116,432	120,445	128,979	133,233
Loans	842,508	836,340	817,320	814,465
Federal Home Loan Bank stock	5,609	5,609	7,882	7,882
Restricted stocks (included in other assets)	467	467	467	467
Accrued interest receivable	7,883	7,883	7,584	7,584

Financial Liabilities:
Checking deposits	354,595	354,595	333,853	333,853
Savings and money market deposits	624,235	624,235	634,913	634,913
Time deposits	322,925	329,894	308,784	315,073
Short-term borrowings	60,098	60,098	111,407	111,407
Long-term debt	162,000	174,827	162,000	173,981
Accrued interest payable	2,284	2,284	2,019	2,019

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

Index

7.  Adoption of New Accounting Pronouncements

The pronouncements discussed in this section are not intended to be an all inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s results of operations, financial position or disclosures.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, which was reissued in December 2009 as Accounting Standards Update (“ASU”) 2009-16 and is now part of FASB Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The recognition and measurement provisions of this statement shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS No. 166 on January 1, 2010 has not impacted the Corporation’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which was reissued in December 2009 as ASU 2009-17 and is now part of ASC 810 “Consolidations.”  The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Statement addresses the effects on certain provisions of FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166.  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The adoption of SFAS No. 167 on January 1, 2010 did not impact the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.”  This ASU provides amendments to ASC 810 “Consolidation” and related guidance within U.S. GAAP.  This ASU is effective for interim and annual periods ending after December 15, 2009.  The amendments in ASU 2010-02 had no impact on the Corporation’s results of operations, financial position or disclosures.

In January 2010, the FASB issued ASU 2010-04 “Accounting for Various Topics.”  Among other things, this ASU provides technical corrections to various SEC guidance in the ASC.  ASU 2010-04 had no impact on the Corporation’s results of operations, financial position or disclosures.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements.”  This ASU requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3.  This ASU is effective for interim and annual periods beginning after December 15, 2009, except for disclosures regarding the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The adoption of ASU 2010-06 on January 1, 2010 had no impact on the Corporation’s disclosures.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events.”  This ASU addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures.  It clarifies that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This change alleviates potential conflicts with SEC requirements.

Index

8.  Subsequent Events

The Corporation’s management has evaluated subsequent events through the date of issuance of the financial statements.

Index

ITEM 2. -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp. (“FNY”), and The First of Long Island REIT, Inc. (“REIT”).  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  The Bank’s primary service area is Nassau and Suffolk Counties, Long Island, although the Bank has three commercial banking branches in Manhattan and may open additional Manhattan branches in the future.

Overview

The Corporation’s earnings for the first quarter of 2010 were $.63 per share, an increase of 9 cents, or 17%, over $.54 per share earned in the same quarter last year.  Net income increased by $677,000, or 17%, from $3,928,000 for the first quarter of 2009 to $4,605,000 for the current quarter.  Returns on average assets (“ROA”) and equity (“ROE”) were 1.13% and 15.56%, respectively, for the first quarter of 2010 as compared to 1.27% and 15.16% for the same quarter last year.

Earnings grew primarily due to growth in loans and tax-exempt securities and, to a much lesser extent, growth in taxable securities. Loan growth occurred as part of management’s efforts to improve the Bank’s current and future earnings prospects by making loans a larger portion of the overall balance sheet. The American Recovery and Reinvestment Act of 2009 made it possible to purchase certain tax-exempt securities at what management believes to be attractive yields without the usual limitations imposed by the federal alternative minimum tax.  The growth in taxable securities was principally in short duration mortgage securities.  While not a significant contributor to current earnings, these securities will generally pay down quickly and thus enhance the Bank’s liquidity position and protect the Bank’s earnings in the event of an increase in interest rates.  Also contributing to first quarter earnings growth was $566,000 in gains recognized on the sale of approximately $10.5 million of available-for-sale securities.  The proceeds of the sale were primarily used to repay short-term borrowings.

When comparing average balances for the first quarter of 2010 to the same quarter last year, total loans grew by $175.8 million, or 26.6%, tax-exempt securities grew by $73.4 million, or 50.8%, and taxable securities grew by $143.9 million, or 37.1%.  Growth in these asset categories was funded by an increase in average total deposits of $395.6 million, or 43.5%. The loan growth principally occurred in what management considers to be lower risk loan categories including multifamily commercial mortgages, owner occupied commercial mortgages, and first lien residential mortgages having terms generally between ten and fifteen years.  By contrast, management considers construction and land development loans to be high risk and has purposely not grown this category.  With respect to deposit growth, significant contributing factors were new branch openings and expansion of existing branches, deposit rate promotions, competitively priced deposit products, and what is believed to be a high level of customer service.

Index

The positive impact on earnings of the factors described above was partially offset by a $946,000 increase in the provision for loan losses.  The increase is primarily due to management’s current assessment of national and local economic conditions, the reversal of $300,000 of impairment reserves in the first quarter of 2009 and more loan growth in the first quarter of 2010 than 2009.  The Bank’s allowance for loan losses at March 31, 2010 is $11.1 million, or 1.30% of gross loans, compared to $10.3 million, or 1.25% of gross loans, at year-end 2009.  Going forward, management will continue to carefully assess the adequacy of the Bank’s allowance for loan losses in light of a variety of factors including national and local economic conditions and the specific composition and characteristics of the Bank’s loan portfolio.  Depending on this assessment, and absent any significant increase in identified problem loans, management may continue to increase the Bank’s allowance for loan losses relative to gross loans.

The credit quality of the Bank’s loan portfolio remains excellent as evidenced by, among other things, a very low level of delinquent and nonaccrual loans.  Total delinquent loans amounted to $2.8 million at March 31, 2010, comprised of nonaccrual loans of $1.8 million and loans past due 30 to 89 days of $1.0 million.  The credit quality of the Bank’s securities portfolio also remains excellent.  All of the Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and 96% of these securities and underlying mortgages represent full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of municipal securities rated A or better by major rating agencies.

The Bank’s Tier I leverage capital ratio trended down in 2009 and thus far in 2010 due to balance sheet growth.  Management believes that it is desirable to rebuild the Bank’s Tier I leverage ratio in light of the unfavorable economic climate and its future growth plans.  Accordingly, during the first quarter of this year management reduced the overall size of the Bank’s balance sheet by paying down short-term borrowings, slowed commercial mortgage loan growth, was less assertive in terms of deposit pricing and promotions and discontinued share repurchases. Management is currently exploring additional tactics to increase the Bank’s Tier 1 leverage ratio, which could include, among others, a further reduction in the Bank’s total assets, changing the Corporation’s historical dividend trend, raising capital, or some combination of these measures.

The Bank opened a full service branch in Sea Cliff, Long Island in January 2010, another full service branch in Cold Spring Harbor, Long Island in March 2010, and plans to open additional full service branches in East Meadow and Bellmore, Long Island later in the year.  Continued branch expansion in targeted markets on Long Island and in Manhattan remains a key long-term strategic initiative.

Index

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets	(dollars in thousands)
Overnight investments	$190	$-	-%	$233	$-	-%
Investment Securities:
Taxable	531,691	4,846	3.65	387,744	4,660	4.81
Nontaxable (1)	217,647	3,412	6.27	144,293	2,330	6.46
Loans (1) (2)	837,194	11,251	5.38	661,417	9,331	5.64
Total interest-earning assets	1,586,722	19,509	4.92	1,193,687	16,321	5.47
Allowance for loan losses	(10,697)			(6,052)
Net interest-earning assets	1,576,025			1,187,635
Cash and due from banks	29,500			32,285
Premises and equipment, net	19,688			15,450
Other assets	28,942			19,376
	$1,654,155			$1,254,746

Liabilities and Stockholders' Equity
Savings and money market deposits	$642,643	1,367	.86	$398,200	1,108	1.13
Time deposits	317,650	1,668	2.13	203,434	1,227	2.45
Total interest-bearing deposits	960,293	3,035	1.28	601,634	2,335	1.57
Short-term borrowings	57,813	57	.40	93,266	140	.61
Long-term debt	162,000	1,622	4.06	140,056	1,456	4.22
Total interest-bearing liabilities	1,180,106	4,714	1.62	834,956	3,931	1.91
Checking deposits	345,267			308,303
Other liabilities	8,763			6,435
	1,534,136			1,149,694
Stockholders' equity	120,019			105,052
	$1,654,155			$1,254,746

Net interest income (1)		$14,795			$12,390
Net interest spread (1)			3.30%			3.56%
Net interest margin (1)			3.78%			4.21%

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

	Three Months Ended March 31,
	2010 Versus 2009 Increase (decrease) due to changes in:
	Volume	Rate	Rate/ Volume (1)	Net Change
	(in thousands)
Interest Income:
Investment securities:
Taxable	$1,730	$(1,126)	$(418)	$186
Nontaxable	1,184	(68)	(34)	1,082
Loans	2,480	(442)	(118)	1,920
Total interest income	5,394	(1,636)	(570)	3,188

Interest Expense:
Savings and money market deposits	680	(261)	(160)	259
Time deposits	689	(159)	(89)	441
Short-term borrowings	(53)	(48)	18	(83)
Long-term debt	228	(54)	(8)	166
Total interest expense	1,544	(522)	(239)	783

Increase (decrease) in net interest income	$3,850	$(1,114)	$(331)	$2,405

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance shown in the table could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net interest income on a tax-equivalent basis increased by $2,405,000 when comparing the first quarter of 2010 to the same period last year.  The most significant reasons for the increase in net interest income were growth in the Bank’s loan and tax-exempt securities portfolios. On an average balance basis, total loans grew by $175.8 million, or 26.6%, when comparing the first quarter of 2010 to the same period last year and tax-exempt securities grew by $73.4 million, or 50.8%.  Growth in these asset categories was funded by an increase in interest-bearing deposits, which, on an average balance basis grew by $358.7 million, or 59.6%, and an increase in checking deposits, which on an average balance basis grew by $36.9 million, or 12%.   Deposit growth in excess of that needed to grow loans was largely used to purchase short duration mortgage securities.  Also contributing to the growth in net interest income was a 29 basis point reduction in the overall cost of deposits and borrowings when comparing the first quarter of 2010 to the same period last year.  This is primarily a result of the Bank’s ability to lower its deposit rates throughout 2009 and thus far in 2010 in response to more rational pricing in its marketplace.

The positive impact of loan growth, growth in the securities portfolio and a lower overall cost of deposits and borrowings was partially offset by a decline in rates available for investments in loans and securities.  Another offsetting factor was that management shortened the average duration of the Bank’s taxable securities portfolio as a prudent measure to increase liquidity and protect the Bank’s net interest income in the event of an increase in interest rates.  These factors are the principal causes of the 55 basis point reduction in the overall yield on interest-earning assets in the first quarter of 2010.

Index

While net interest income increased in the first quarter of 2010, net interest spread declined by 26 basis points as the yield on interest-earning assets decreased by more than the cost of deposits and borrowings.  Net interest margin declined even more than net interest spread, or by 43 basis points, because a significant portion of the Corporation’s interest-earning assets are funded by noninterest-bearing liabilities and capital. For these assets, a reduction in yield has no offsetting reduction in interest cost and therefore results in a corresponding reduction in net interest margin.

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

Index

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

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The Corporation’s risk elements at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Nonaccrual loans	$1,799	$432
Loans past due 90 days or more and still accruing	-	-
Foreclosed real estate	-	-
Total nonperforming assets	1,799	432
Troubled debt restructurings	668	200
Total risk elements	$2,467	$632

Nonaccrual loans as a percentage of total loans	.21%	.05%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.21%	.05%
Risk elements as a percentage of total loans and foreclosed real estate	.29%	.08%

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $768,000 during the first quarter of 2010, amounting to $11,114,000, or 1.30% of total loans at March 31, 2010, as compared to $10,346,000, or 1.25% of total loans at December 31, 2009.  During the first quarter of 2010 the Bank had loan chargeoffs and recoveries of $22,000 and $12,000, respectively, and recorded a $778,000 provision for loan losses.  The provision for loan losses increased by $946,000 when comparing the first quarter of 2010 to the same period last year.  The increase is primarily the result of management’s current assessment of national and local economic conditions, the reversal of $300,000 of impairment reserves in the first quarter of 2009 and the larger increase in the Bank’s loan portfolio in the first quarter of 2010 as compared with the same period last year.

Index

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 94% of the Bank’s total loans outstanding at March 31, 2010.  Most of these loans were made to borrowers domiciled on Long Island and in New York City.  In the last few years general economic conditions on Long Island have been unfavorable and residential real estate values have declined.  More recently, commercial real estate values have also declined and commercial real estate vacancies have trended up.  This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure.  However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income increased $585,000, or 37.1%, when comparing the first quarter of 2010 to the same quarter last year.  The increase is principally due to $566,000 in net gains on sales of available-for-sale securities and a $71,000 increase in service charge income.  Service charge income increased primarily as a result of an increase in returned check charges.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $718,000, or 8.7%, from $8,259,000 for the first quarter of 2009 to $8,977,000 for the current quarter.  The increase is primarily comprised of increases in salaries of $290,000, or 8.1%, other operating expenses of $265,000, or 14.9%, and occupancy and equipment expense of $244,000, or 16.1%, as partially offset by a decrease in employee benefits expense of $81,000, or 5.9%.

Index

The increase in salaries expense is primarily due to normal annual salary adjustments and additions to staff related to branch expansion.  The increase in other operating expenses is largely attributable to a $120,000 increase in FDIC deposit insurance expense and an increase in the ongoing costs related to technology.  Although the increase in deposit insurance expense is primarily due to an increase in the Bank’s total deposits, management believes that continuing bank failures will result in future increases in the FDIC’s base assessment rate and/or the imposition of special assessments.  Please refer to the section titled “Legislation and Regulatory Matters” for a further discussion of this topic.  Occupancy and equipment expense increased primarily due to branch expansion, technology upgrades, and maintenance of facilities.  The decrease in employee benefits expense is largely the result of a decrease in the cost of the Bank’s defined benefit pension plan.

Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 23.7% for the first quarter of 2010 as compared to 22.6% for the same quarter last year.  The effective tax rate was lower in the first quarter of 2009 due to a $129,000 reversal of taxes previously accrued.  Had it not been for this reversal, the effective tax rate would have been lower in the first quarter of 2010 than 2009 primarily because tax-exempt income is a larger portion of pre-tax income.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory requirements. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 15.81%, 14.56% and 6.98%, respectively, at March 31, 2010 exceed the regulatory criteria for a well-capitalized bank.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds at March 31, 2010.

Total stockholders' equity increased by $5,028,000, from $116,462,000 at December 31, 2009 to $121,490,000 at March 31, 2010.  The increase is primarily comprised of net income of $4,605,000 and unrealized gains on available-for-sale securities of $1,309,000, as partially offset by $1,447,000 in cash dividends declared.

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

The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise.  The Corporation significantly reduced its open market share repurchases in 2009 and eliminated them in 2010 in order to preserve and build capital in an uncertain economic climate.

Russell 3000 and 2000 Indexes.  The Corporation’s common stock was added to the Russell 3000 and Russell 2000 Indexes in June 2009.  At that point the average market capitalization of companies in the Russell 2000 Index was $732 million, the median market capitalization was $306 million, the capitalization of the largest company in the index was $1.7 billion, and the capitalization of the smallest company in the index was $78 million.  The Corporation’s market capitalization as of March 31, 2010 was approximately $175 million.

Index

The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, expand and improve its physical facilities and pay cash dividends.  During the first quarter of 2010, the Corporation’s cash and cash equivalent position decreased by $3,807,000.  The decrease occurred primarily because cash used to grow the loan portfolio, repay short-term Federal Home Loan Bank advances, improve physical facilities and pay cash dividends exceeded the cash provided by deposit growth and maturities and redemptions of investment securities.

Liquidity.  The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios.  At March 31, 2010, the Bank had approximately $326 million in unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  At March 31, 2010, the Bank had unencumbered securities and loans of over $1 billion that are eligible collateral for borrowings.

Legislation and Regulatory Matters

Under current law, the FDIC is required to keep the Deposit Insurance Fund (“DIF”) at a level between 1.15% and 1.50% of insured deposits and set an informal target within that range to guide its policy.  The current target level is 1.25%.  The DIF has been severely depleted by recent Bank failures and, under current law, the FDIC must replenish the DIF to the statutory minimum by the first quarter of 2014.  In addition, the Obama administration has suggested that it may be appropriate to consider raising the target level to a level above 1.50% in order to maintain positive DIF balances during future economic downturns.  Management believes that replenishment of the DIF to the statutory minimum or some higher amount by the first quarter of 2014 is likely to require higher assessment rates, additional special assessments or both.  The implementation of such measures by the FDIC could have a significant adverse impact on the Bank’s future results of operations.

Index

The FDIC has approved a notice of proposed rulemaking to revise the deposit-insurance assessment system for large institutions (institutions with total assets of $10 billion or more), and to adjust the assessment rate schedule for all institutions.  The proposal would alter the deposit assessment rates applicable to all insured depository institutions to ensure that the revenue collected under the proposed assessment system equals that under the current system.  The current and proposed initial base assessment rates for institutions like the Bank with assets less than $10 billion are presented in the following table.

	Initial Base Assessment Rates
Risk Category	Current	Proposed
	(in basis points)
I	12-16	10-14
II	22	22
III	32	34
IV	45	50

As previously approved by the FDIC board, all of these rates would be increased by a uniform three basis points effective January 1, 2011.  Management has reviewed the proposal and scheduled increase effective January 1, 2011 and, assuming that the Bank’s current risk category does not change, believes that the Bank’s FDIC insurance expense will not be materially impacted.

The FDIC has extended its Transaction Account Guarantee (“TAG”) Program from its scheduled expiration on June 30, 2010 through December 31, 2010, and will announce by October 29, 2010 whether it will extend the program for an additional twelve months.  The Bank will participate in the TAG Program through December 31, 2010 and currently plans to continue its participation should the program be extended for an additional twelve months.

The provisions of the American Recovery and Reinvestment Act of 2009 enabled the Bank to purchase certain municipal securities issued in 2009 at what the Bank believes to be attractive yields without the usual limitations imposed by the federal alternative minimum tax (“AMT”).  The provisions of the Act enable the Bank to make such purchases again in 2010.  Beginning in 2011, the Bank’s purchase of tax-exempt municipal securities will once again be subject to the limitations of the AMT.  This could adversely impact the income that the Bank is able to earn on its securities portfolio.

The New York State Department of Taxation and Finance has undertaken a project to reform the State’s corporate income tax system that would, among other things, revamp general corporation tax law under Article 9-A and merge into Article 9-A bank tax law under Article 32.  The proposed changes would be effective for tax years beginning on or after January 1, 2011.  If enacted into law, the changes could have a material adverse impact on the Bank’s results of operations because they could result in a significant reduction or elimination of the tax benefit that the Corporation receives from FNY and the REIT and otherwise cause the Corporation’s New York State tax burden to increase.

Commercial checking deposits currently account for approximately 20% of the Corporation’s total deposits.  Congress has been considering legislation that would allow corporate customers to cover checks by sweeping funds from interest-bearing deposit accounts each business day and repeal the prohibition of the payment of interest on corporate checking deposits.  Either could have a material adverse impact on the Corporation’s future results of operations.

Index

Significant legislation is pending regarding systemic risk and regulatory reform of the banking industry that could impact the Corporation.  The House of Representatives approved a regulatory reform bill, HR 4173, in December 2009.  The bill combines several pieces of legislation designed to improve the regulatory system’s framework and avoid a repeat of the financial crisis.  Legislation addressing these issues is also being considered in the Senate.  The impact of these initiatives on the Bank is currently uncertain.

The SEC is currently considering the incorporation of International Financial Reporting Standards (“IFRS”) into the U.S. financial reporting system and is scheduled to make a determination by 2011.  If IFRS is adopted by the SEC, the first time that U.S. companies would report under IFRS would be no earlier than 2015.  The Corporation is evaluating the impact of the adoption of IFRS on its results of operations, financial position and disclosures.

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

Index

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at March 31, 2010 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2011 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at March 31, 2010 and net interest income on a tax-equivalent basis for the year ending March 31, 2011 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years.  Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

Index

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period.  This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline, and the impact may even become positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.  Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points.  However, the positive impact of a decline in interest rates of 100 or 200 basis points is currently constrained by the fact that the annual percentage yields on many of the Bank’s deposit products are below 1%.

	Net Portfolio Value at March 31, 2010		Net Interest Income March 31, 2011
Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(dollars in thousands)
+ 200 basis point rate shock	$80,325	(19.3)%	$47,971	(18.8)%
+ 100 basis point rate shock	89,614	(10.0)	53,527	(9.4)
Base case (no rate change)	99,539	-	59,083	-
- 100 basis point rate shock	110,210	10.7	63,511	7.5
- 200 basis point rate shock	122,550	23.1	62,861	6.4

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

Item 2.  Issuer Purchase of Equity Securities

Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions.  No shares were purchased under the stock repurchase program during the first quarter of 2010.  Throughout the first quarter of 2010, the maximum number of shares that could have been purchased was 76,568.  Such shares were authorized under a 200,000 share plan approved by the Corporation’s Board of Directors on February 21, 2008 and publicly announced on February 22, 2008.  The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 5.  Other Information

On May 7, 2010, the Corporation issued a press release regarding the Corporation’s financial condition as of March 31, 2010 and its results of operations for the three month period then ended.  The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6.  Exhibits

a) The following exhibits are included herein.

Exhibit No.	Name
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Press Release dated May 7, 2010 regarding the Corporation’s financial condition as of March 31, 2010 and its results of operations for three month period then ended

Index

SIGNATURES

Pursuant To The Requirements Of The Securities Exchange Act Of 1934, The Registrant Has Duly Caused This Report To Be Signed On Its Behalf By The Undersigned Thereunto Duly Authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Date: May 10, 2010	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

Index

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	EXHIBIT BEGINS ON PAGE NO.
31.1	Certification by Chief Executive Officer In Accordance With Section 302 of The Sarbanes-Oxley Act of 2002	33
31.2	Certification by Chief Financial Officer In Accordance With Section 302 of The Sarbanes-Oxley Act of 2002	34
32	Certification by Chief Executive Officer and Chief Financial Officer In Accordance With Section 906 of The Sarbanes-Oxley Act of 2002	35
99.1	Press Release dated May 7, 2010 regarding the Corporation’s financial condition as of March 31, 2010 and its results of operations for the three month period then ended	36