Form 10-Q
period 2010-06-30
FIRST OF LONG ISLAND CORP
filed 2010-08-06
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 0-12220

THE FIRST OF LONG ISLAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEW YORK	11-2672906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, New York	11545
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(516) 671-4900

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common stock, $.10 par value	8,692,071

THE FIRST OF LONG ISLAND CORPORATION
JUNE 30, 2010

Index

ITEM 1. -        FINANCIAL STATEMENTS

CONSOLIDATED  BALANCE  SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
Assets:
Cash and due from banks	$30,871,000	$33,123,000
Overnight investments	299,000	219,000
Cash and cash equivalents	31,170,000	33,342,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $109,860,000 and $133,233,000)	105,627,000	128,979,000
Available-for-sale, at fair value (amortized cost of $536,046,000 and $627,189,000)	554,154,000	638,794,000
	659,781,000	767,773,000
Loans:
Commercial and industrial	45,602,000	48,891,000
Secured by real estate:
Commercial mortgages	411,786,000	409,681,000
Residential mortgages	286,062,000	248,888,000
Home equity	108,170,000	109,010,000
Construction and land development	3,000,000	3,050,000
Other	6,507,000	5,763,000
	861,127,000	825,283,000
Net deferred loan origination costs	2,504,000	2,383,000
	863,631,000	827,666,000
Allowance for loan losses	(11,940,000)	(10,346,000)
	851,691,000	817,320,000

Federal Home Loan Bank stock, at cost	4,741,000	7,882,000
Bank premises and equipment, net	21,014,000	18,090,000
Prepaid income taxes	-	179,000
Bank-owned life insurance	12,415,000	12,167,000
Prepaid FDIC assessment	4,540,000	5,331,000
Other assets	12,935,000	13,085,000
	$1,598,287,000	$1,675,169,000
Liabilities:
Deposits:
Checking	$372,326,000	$333,853,000
Savings and money market	635,406,000	634,913,000
Time, $100,000 and over	176,319,000	216,999,000
Time, other	89,227,000	91,785,000
	1,273,278,000	1,277,550,000
Short-term borrowings	23,840,000	111,407,000
Long-term debt	162,000,000	162,000,000
Accrued expenses and other liabilities	6,719,000	6,002,000
Current income taxes payable	57,000	-
Deferred income taxes payable	4,441,000	1,748,000
	1,470,335,000	1,558,707,000
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares; Issued and outstanding, 7,254,571 and 7,213,056 shares	726,000	721,000
Surplus	2,778,000	2,043,000
Retained earnings	116,772,000	110,047,000
	120,276,000	112,811,000
Accumulated other comprehensive income net of tax	7,676,000	3,651,000
	127,952,000	116,462,000
	$1,598,287,000	$1,675,169,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans	$22,646,000	$18,830,000	$11,401,000	$9,506,000
Investment securities:
Taxable	8,924,000	9,064,000	4,078,000	4,404,000
Nontaxable	4,619,000	3,380,000	2,367,000	1,842,000
	36,189,000	31,274,000	17,846,000	15,752,000
Interest expense:
Savings and money market deposits	2,305,000	2,528,000	938,000	1,420,000
Time deposits	3,126,000	2,929,000	1,458,000	1,702,000
Short-term borrowings	78,000	165,000	21,000	25,000
Long-term debt	3,262,000	3,040,000	1,640,000	1,584,000
	8,771,000	8,662,000	4,057,000	4,731,000
Net interest income	27,418,000	22,612,000	13,789,000	11,021,000
Provision for loan losses	1,598,000	106,000	820,000	274,000
Net interest income after provision for loan losses	25,820,000	22,506,000	12,969,000	10,747,000

Noninterest income:
Investment Management Division income	769,000	782,000	393,000	384,000
Service charges on deposit accounts	1,754,000	1,696,000	850,000	863,000
Net gains on sales of available-for-sale securities	1,719,000	947,000	1,153,000	947,000
Other	639,000	673,000	324,000	328,000
	4,881,000	4,098,000	2,720,000	2,522,000
Noninterest expense:
Salaries	7,806,000	7,172,000	3,922,000	3,578,000
Employee benefits	2,761,000	2,798,000	1,467,000	1,423,000
Occupancy and equipment expense	3,284,000	2,986,000	1,526,000	1,472,000
Other operating expenses	4,081,000	4,251,000	2,040,000	2,475,000
	17,932,000	17,207,000	8,955,000	8,948,000

Income before income taxes	12,769,000	9,397,000	6,734,000	4,321,000
Income tax expense	3,146,000	2,061,000	1,716,000	913,000
Net income	$9,623,000	$7,336,000	$5,018,000	$3,408,000

Weighted average:
Common shares	7,238,748	7,198,119	7,253,226	7,198,031
Dilutive stock options and restricted stock units	104,703	85,553	101,020	94,703
	7,343,451	7,283,672	7,354,246	7,292,734

Earnings per share:
Basic	$1.33	$1.02	$.69	$.47
Diluted	$1.31	$1.01	$.68	$.47

Cash dividends declared per share	$.40	$.36	$.20	$.18

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED  STATEMENTS  OF  CHANGES
IN  STOCKHOLDERS'  EQUITY (UNAUDITED)

	Six Months Ended June 30, 2010
	Common Stock			Compre- hensive	Retained	Accumulated Other Compre- hensive
	Shares	Amount	Surplus	Income	Earnings	Income	Total
Balance, January 1, 2010	7,213,056	$721,000	$2,043,000		$110,047,000	$3,651,000	$116,462,000
Net Income				$9,623,000	9,623,000		9,623,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				3,921,000		3,921,000	3,921,000
Pension plan adjustments				104,000		104,000	104,000
Repurchase of common stock	(3,581)	-	(91,000)				(91,000)
Common stock issued under stock compensation plans, including tax benefit	45,096	5,000	456,000				461,000
Stock-based compensation			370,000				370,000
Cash dividends declared					(2,898,000)		(2,898,000)
Comprehensive income				$13,648,000
Balance, June 30, 2010	7,254,571	$726,000	$2,778,000		$116,772,000	$7,676,000	$127,952,000

Comprehensive income - three months ended June 30, 2010				$7,682,000

	Six Months Ended June 30, 2009
	Common Stock			Compre- hensive	Retained	Accumulated Other Compre- hensive
	Shares	Amount	Surplus	Income	Earnings	Loss	Total
Balance, January 1, 2009	7,194,747	$719,000	$1,354,000		$102,061,000	$(1,602,000)	$102,532,000
Net Income				$7,336,000	7,336,000		7,336,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				358,000		358,000	358,000
Pension plan adjustments				198,000		198,000	198,000
Repurchase of common stock	(6,753)	-	(149,000)				(149,000)
Common stock issued under stock compensation plans, including tax benefit	14,436	1,000	244,000				245,000
Stock-based compensation			371,000				371,000
Cash dividends declared					(2,590,000)		(2,590,000)
Comprehensive income				$7,892,000
Balance, June 30, 2009	7,202,430	$720,000	$1,820,000		$106,807,000	$(1,046,000)	$108,301,000

Comprehensive income - three months ended June 30, 2009				$1,695,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$9,623,000	$7,336,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,598,000	106,000
Deferred income tax provision (credit)	43,000	(28,000)
Depreciation and amortization	1,258,000	1,059,000
Premium amortization on investment securities, net	2,071,000	606,000
Net gains on sales of available-for-sale securities	(1,719,000)	(947,000)
Stock-based compensation expense	370,000	371,000
Accretion of cash surrender value on bank-owned life insurance	(248,000)	(251,000)
Decrease (increase) in prepaid income taxes	179,000	(742,000)
Decrease in prepaid FDIC assessment	791,000	-
Decrease in other assets	323,000	15,000
Increase in accrued expenses and other liabilities	708,000	1,841,000
Increase (decrease) in income taxes payable	57,000	(75,000)
Net cash provided by operating activities	15,054,000	9,291,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	78,504,000	33,909,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	23,393,000	15,568,000
Available-for-sale	70,948,000	81,139,000
Purchase of investment securities:
Held-to-maturity	-	(964,000)
Available-for-sale	(58,702,000)	(196,120,000)
Net increase in loans to customers	(35,969,000)	(39,064,000)
Net decrease in Federal Home Loan Bank stock	3,141,000	3,155,000
Purchases of bank premises and equipment	(4,182,000)	(5,872,000)
Net cash provided by (used in) investing activities	77,133,000	(108,249,000)

Cash Flows From Financing Activities:
Net increase (decrease) in total deposits	(4,272,000)	216,546,000
Net decrease in short-term borrowings	(87,567,000)	(108,683,000)
Proceeds from long-term debt	-	25,000,000
Proceeds from exercise of stock options	422,000	233,000
Tax benefit of stock options	39,000	12,000
Repurchase and retirement of common stock	(91,000)	(149,000)
Cash dividends paid	(2,890,000)	(2,591,000)
Net cash provided by (used in) financing activities	(94,359,000)	130,368,000
Net increase (decrease) in cash and cash equivalents	(2,172,000)	31,410,000
Cash and cash equivalents, beginning of year	33,342,000	21,438,000
Cash and cash equivalents, end of period	$31,170,000	$52,848,000

Supplemental Noncash Disclosures:
Cash dividends payable	$1,451,000	$1,294,000

The Corporation made interest payments of $8,185,000 and $8,236,000 and income tax payments of $2,830,000 and $2,894,000 during the first six months of 2010 and 2009, respectively.

See notes to unaudited consolidated financial statements

Index

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
JUNE 30, 2010
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

The consolidated financial information included herein as of and for the periods ended June 30, 2010 and 2009 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2009 consolidated balance sheet was derived from the Corporation's December 31, 2009 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current presentation.

2.  Investment Securities

The following tables set forth the amortized cost and fair value of the Bank’s investment securities at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$54,173	$2,163	$(14)	$56,322
Pass-through mortgage securities	13,588	688	(1)	14,275
Collateralized mortgage obligations	37,866	1,397	-	39,263
	$105,627	$4,248	$(15)	$109,860
Available-for-Sale Securities:
U.S. government agencies	$5,000	$209	$-	$5,209
State and municipals	175,467	4,963	(329)	180,101
Pass-through mortgage securities	79,435	5,067	-	84,502
Collateralized mortgage obligations	276,144	8,232	(34)	284,342
	$536,046	$18,471	$(363)	$554,154

Index

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$57,875	$1,924	$(48)	$59,751
Pass-through mortgage securities	16,882	604	-	17,486
Collateralized mortgage obligations	54,222	1,774	-	55,996
	$128,979	$4,302	$(48)	$133,233
Available-for-Sale Securities:
U.S. government agencies	$5,000	$8	$-	$5,008
State and municipals	150,509	4,378	(374)	154,513
Pass-through mortgage securities	122,186	4,349	(113)	126,422
Collateralized mortgage obligations	349,494	4,450	(1,093)	352,851
	$627,189	$13,185	$(1,580)	$638,794

All of the Corporation’s municipal securities are rated A or better, except for $2,024,000 of non-rated bonds of local municipalities.  The Corporation’s pass-through mortgage security portfolio at June 30, 2010 is comprised of $81,070,000, $15,855,000 and $1,165,000 issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), respectively.  Each issuer’s pass-through securities are backed by residential mortgages conforming to its underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s collateralized mortgage obligations (“CMOs”) were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.  GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities.  Obligations of GNMA represent full faith and credit obligations of the U.S. government (the “Government”), while obligations of FNMA, which is a corporate instrumentality of the Government, and FHLMC, which is a Government sponsored corporation, do not.  FNMA and FHLMC have been placed into conservatorship by their primary regulator, the Federal Housing Finance Agency (“FHFA”) who also acts as conservator.  In conjunction with the conservatorship, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with FNMA and FHLMC to ensure that each of these entities maintains positive net worth, and established new borrowing facilities for these entities intended to serve as an ultimate liquidity backstop.  The Preferred Stock Purchase Agreements and borrowing facilities serve to protect the existing and future holders of FNMA and FHLMC mortgage securities and other debt instruments.

At June 30, 2010 and December 31, 2009, investment securities with a carrying value of $334,342,000 and $299,152,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

Index

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses at June 30, 2010 and December 31, 2009 presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$32,708	$(343)	$-	$-	$32,708	$(343)
Pass-through mortgage securities	-	-	13	(1)	13	(1)
Collateralized mortgage obligations	4,833	(34)	-	-	4,833	(34)
Total temporarily impaired	$37,541	$(377)	$13	$(1)	$37,554	$(378)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$25,403	$(421)	$100	$(1)	$25,503	$(422)
Pass-through mortgage securities	13,132	(112)	13	(1)	13,145	(113)
Collateralized mortgage obligations	107,781	(1,093)	-	-	107,781	(1,093)
Total temporarily impaired	$146,316	$(1,626)	$113	$(2)	$146,429	$(1,628)

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

Index

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Proceeds	$78,504	$33,909	$67,429	$33,909

Gross gains	1,885	947	1,319	947
Gross losses	(166)	-	(166)	-
Net gains	$1,719	$947	$1,153	$947

The tax provisions related to these net realized gains were $682,000 and $376,000 for the six months ended June 30, 2010 and 2009, respectively, and $457,000 and $376,000 for the three months ended June 30, 2010 and 2009, respectively.

Maturities. The following table sets forth the amortized cost and fair value of the Bank’s investment securities at June 30, 2010 by expected maturity.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$3,475	$3,504	$13,284	$13,851	$26,681	$27,943	$10,733	$11,024
Pass-through mortgage securities	10	10	7,180	7,360	1,367	1,486	5,031	5,419
Collateralized mortgage obligations	-	-	-	-	-	-	37,866	39,263
	$3,485	$3,514	$20,464	$21,211	$28,048	$29,429	$53,630	$55,706

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$-	$-	$-	$-	$5,000	$5,209	$-	$-
State and municipals	1,002	1,019	14,626	15,394	15,134	15,862	144,705	147,826
Pass-through mortgage securities	-	-	56	57	3,574	3,891	75,805	80,554
Collateralized mortgage obligations	-	-	-	-	-	-	276,144	284,342
	$1,002	$1,019	$14,682	$15,451	$23,708	$24,962	$496,654	$512,722

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

3.  Stock-based Compensation

The Corporation has two share-based compensation plans which are described below.  The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”).  The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 205,158 shares remain available for grant as of June 30, 2010.  The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares.  Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code.  The Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded.   Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control.  In addition, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and, if necessary, adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $370,000 and $371,000 in the first six months of 2010 and 2009, respectively, and recognized related income tax benefits of $147,000 in each period.

Index

Option Activity.  On January 19, 2010, the Corporation’s Board of Directors granted 50,649 nonqualified stock options under the 2006 Plan.  The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

A summary of stock options outstanding under the Corporation’s stock compensation plans as of June 30, 2010 and changes during the six month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	496,719	$19.71
Granted	50,649	25.07
Exercised	(29,434)	14.32
Forfeited or expired	(8,360)	22.45
Outstanding at June 30, 2010	509,574	$20.51	5.77	$2,650
Exercisable at June 30, 2010	335,725	$19.71	4.52	$2,013

The total intrinsic value of options exercised during the first six months of 2010 and 2009 was $312,000 and $110,000, respectively.

Restricted Stock Activity.  On January 19, 2010, the Corporation’s Board of Directors granted 15,985 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2012 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s nonvested shares as of June 30, 2010 and changes during the six month period then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	42,360	$18.49
Granted	15,985	22.69
Vested	(1,665)	19.54
Forfeited	-	-
Nonvested at June 30, 2010	56,680	$19.53

Unrecognized Compensation Cost. As of June 30, 2010, there was $1,593,000 of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 1.47 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the six months ended June 30, 2010 and 2009 was $422,000 and $233,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the first six months of 2010 and 2009 was $39,000 and $12,000, respectively.

Other.  No cash was used to settle stock options during the first six months of 2010 or 2009.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

Index

4.  Stockholders’ Equity

Earnings Per Share.  There were 111,823 and 141,578 shares of common stock underlying equity awards outstanding at June 30, 2010 and 2009, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

Shares Withheld Upon the Vesting of RSUs.  The line captioned repurchase of common stock in the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010 includes 3,581 shares of common stock with a value of $91,000 withheld upon the conversion of RSUs.  The value of the shares withheld was used to satisfy the personal tax liabilities of the RSU holders.

5.  Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Service cost, net of plan participant contributions	$600	$537	$300	$268
Interest cost	595	552	297	276
Expected return on plan assets	(897)	(609)	(449)	(304)
Amortization of prior service cost	12	12	6	6
Amortization of net actuarial loss	161	317	81	158
Net pension cost	$471	$809	$235	$404

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

The fair values of the Corporation’s available-for-sale securities are summarized below.

		Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$5,209	$-	$5,209	$-
State and municipals	180,101	-	180,101	-
Pass-through mortgage securities	84,502	-	84,502	-
Collateralized mortgage obligations	284,342	-	284,342	-
	$554,154	$-	$554,154	$-

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$5,008	$-	$5,008	$-
State and municipals	154,513	-	154,513	-
Pass-through mortgage securities	126,422	-	126,422	-
Collateralized mortgage obligations	352,851	-	352,851	-
	$638,794	$-	$638,794	$-

From time to time, the fair values of some of the Corporation’s impaired loans with specific allocations of the allowance for loan losses are determined using real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are sometimes made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  The Corporation had no impaired loans that were recorded at fair value as of June 30, 2010 or December 31, 2009.

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

Index

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$31,170	$31,170	$33,342	$33,342
Held-to-maturity securities	105,627	109,860	128,979	133,233
Loans	851,691	857,404	817,320	814,465
Federal Home Loan Bank stock	4,741	4,741	7,882	7,882
Restricted stocks (included in other assets)	467	467	467	467
Accrued interest receivable	7,338	7,338	7,584	7,584

Financial Liabilities:
Checking deposits	372,326	372,326	333,853	333,853
Savings and money market deposits	635,406	635,406	634,913	634,913
Time deposits	265,546	272,816	308,784	315,073
Short-term borrowings	23,840	23,840	111,407	111,407
Long-term debt	162,000	178,892	162,000	173,981
Accrued interest payable	2,605	2,605	2,019	2,019

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, which was reissued in December 2009 as Accounting Standards Update (“ASU”) 2009-16 and is now part of FASB Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The recognition and measurement provisions of this statement shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS No. 166 on January 1, 2010 did not impact the Corporation’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.”  This ASU provides amendments to ASC 810 “Consolidation” and related guidance within U.S. GAAP.  This ASU is effective for interim and annual periods ending after December 15, 2009.  The amendments in ASU 2010-02 had no impact on the Corporation’s accounting or disclosures.

In January 2010, the FASB issued ASU 2010-04 “Accounting for Various Topics.”  Among other things, this ASU provides technical corrections to various SEC guidance in the ASC.  ASU 2010-04 had no impact on the Corporation’s accounting or disclosures.

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

Index

8.  Impact of Not Yet Effective Authoritative Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.”  This ASU clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring.  ASU 2010-18 is effective for modifications of loans occurring in the first interim or annual period ending after July 15, 2010.  The adoption of ASU 2010-18 on July 1, 2010 did not impact the Corporation’s accounting.

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU requires significantly more disclosure about credit quality in a financial institution’s portfolio and the allowance for credit losses. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Management is currently evaluating the impact of  ASU 2010-20 on the Corporation’s disclosures.

9.  Subsequent Events

The Corporation’s management has evaluated subsequent events through the date of issuance of the financial statements.

On July 20, 2010 the Corporation sold 1,437,500 shares of its common stock in an underwritten public offering at a price of $24.00 per share.  The net proceeds of the offering, after the underwriting discount and estimated offering expenses payable by the Corporation, were approximately $32.2 million.

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

Overview

The Corporation earned $1.31 per share for the first half of 2010, an increase of $.30, or 29.7%, over $1.01 per share earned in the same period last year.  Net income increased by $2,287,000, or 31.2%, from $7,336,000 for the first half of 2009 to $9,623,000 for the current six month period.  Returns on average assets (ROA) and equity (ROE) were 1.19% and 15.90%, respectively, for the first six months of 2010 as compared to 1.14% and 13.85% for the same period last year.  Earnings for the second quarter of 2010 were $.68 per share versus $.63 per share for the first quarter.  The increase for the quarter is primarily attributable to an increase in gains on sales of securities of $587,000 which contributed $.05 to per share earnings.

Earnings for the first half of 2010 grew primarily due to growth in the average balances of loans and tax-exempt securities and, to a much lesser extent, growth in taxable securities.  Loan growth occurred as part of management’s efforts to improve the Bank’s current and future earnings prospects by making loans a larger portion of the overall balance sheet. The Bank was able to increase the size of its tax-exempt securities portfolio at what management believes to be attractive yields and, because of a provision in the American Recovery and Reinvestment Act of 2009, without the usual limitations imposed by the federal alternative minimum tax.  The growth in taxable securities was principally in short duration mortgage securities that are full faith and credit obligations of the U.S. government.  While not a significant contributor to current earnings, management believes that these securities enhance the Bank’s liquidity position and will protect the Bank’s earnings in the event of an increase in interest rates.  Also contributing to earnings growth was a $772,000 increase in gains on sales of available-for-sale securities and the fact that the second quarter of 2009 included an FDIC special assessment of $647,000.  The proceeds of the sales made in 2010, which amounted to $78.5 million, were used to repay overnight borrowings.  Because the after tax impact of the gains increased the Bank’s total capital and the repayment of borrowings reduced the overall size of the Bank’s balance sheet, the Bank’s Tier 1 leverage capital ratio improved.  The repayment of overnight borrowings should also serve to reduce the potential adverse impact of an increase in interest rates.

When comparing average balances for the first half of 2010 to the same period last year, total loans grew by $177.9 million, or 26.6%, tax-exempt securities grew by $64.3 million, or 40.4%, and taxable securities grew by $90.8 million, or 22.9%.  Growth in these asset categories was funded primarily with an increase in average total deposits of $312.1 million, or 31.6%.  The loan growth principally occurred in what management considers to be lower risk loan categories, including multifamily commercial mortgages, owner occupied commercial mortgages, and first lien residential mortgages having terms generally between ten and fifteen years.  By contrast, management considers construction and land development loans and unsecured loans to individuals to be high risk and has purposely not grown these categories.  With respect to deposit growth, significant contributing factors were new branch openings and expansion of existing branches, deposit rate promotions, development of new commercial lending relationships, competitively priced deposit products and what is believed to be a high level of customer service.

Index

The positive impact on earnings of the factors previously described was partially offset by a $1.5 million increase in the provision for loan losses.  The elevated provision for the first six months of this year is primarily attributable to management’s current assessment of national and local economic conditions.  The provision for the first six months of last year was driven down by the reversal of previously established impairment reserves amounting to $300,000.  The Bank’s allowance for loan losses at June 30, 2010 was $11.9 million, or 1.38% of gross loans, compared to $10.3 million, or 1.25% of gross loans, at year-end 2009.  Going forward, management will continue to carefully assess the adequacy of the Bank’s allowance for loan losses in light of a variety of factors including national and local economic conditions and the specific composition and characteristics of the Bank’s loan portfolio.  Depending on this assessment, and even if there is no significant increase in identified problem loans, management may continue to increase the Bank’s allowance for loan losses relative to gross loans.

The credit quality of the Bank’s loan portfolio remains excellent as evidenced by, among other things, a very low level of delinquent loans.  Total delinquent loans amounted to $2.8 million at June 30, 2010, comprised of four obligors with loans past due 30 to 89 days totaling $1.0 million and two obligors with nonaccrual loans totaling $1.8 million.  The credit quality of the Bank’s securities portfolio also remains excellent.  All of the Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities and underlying mortgages are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of municipal securities rated A or better by major rating agencies.

The aforementioned growth in the average balances of loans, securities and deposits for the first six months of 2010 versus the same period last year is primarily attributable to strong growth in these items during 2009.  By contrast, during the first six months of this year management deliberately reduced the overall size of the Bank’s balance sheet by scaling back efforts to attract new deposits, even in the Bank’s four new full service offices, and by using a significant portion of the cash flows from the maturity, amortization and sale of securities to repay overnight borrowings rather than to originate loans or purchase securities.  As a result, between year end 2009 and the end of the second quarter, total loans only grew by $36 million, or 4.3%, total securities declined by $108 million, or 14.1%, total deposits declined by $4.3 million, or .3%, and overnight FHLB borrowings declined by $85.5 million.

Index

Reducing the size of the Bank was undertaken to increase the Bank’s Tier 1 leverage capital ratio which has trended down in recent years. This strategy, together with the accumulation of earnings and management’s decision not to repurchase shares under the Corporation’s share repurchase program, resulted in an increase in the Bank’s Tier 1 leverage capital ratio from 7.06% at December 31, 2009 to 7.49% at the end of the second quarter.  In addition, subsequent to the close of the second quarter, and in light of management’s future growth plans, the unfavorable economic climate, and current regulatory expectations as to what constitutes an appropriate level of capital, management further increased the Bank’s Tier 1 leverage capital ratio by selling 1,437,500 shares of the Corporation’s $.10 par value common stock in an underwritten public offering.  The offering, which closed on July 20, 2010, resulted in net proceeds, after underwriting discount and estimated expenses, of approximately $32.2 million.  The Corporation contributed all of the net proceeds from the offering to the capital of the Bank and thereby, on a pro forma basis as of June 30, 2010, increased the Bank’s Tier 1 leverage capital ratio to 9.31%.

In the future, management may employ a variety of other tactics to maintain or grow the Bank’s capital position which could include, among other things, moderating the Bank’s growth, deviating from the Corporation’s historical dividend trend or selling additional common stock or other capital instruments.

During the first half of this year, the Bank opened four full service branches on Long Island in the towns of Sea Cliff, Cold Spring Harbor, East Meadow and Bellmore.  In 2011, the Bank plans to open full service branches in Point Lookout and Massapequa, Long Island.  Continued branch expansion in targeted markets on Long Island and in New York City remains a key long-term strategic initiative.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,
	2010			2009
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Overnight investments	$242	$-	-%	$465	$-	-%
Investment Securities:
Taxable	486,776	8,924	3.67	395,947	9,064	4.58
Nontaxable (1)	223,596	6,998	6.26	159,286	5,121	6.43
Loans (1) (2)	847,858	22,658	5.34	669,957	18,844	5.63
Total interest-earning assets	1,558,472	38,580	4.95	1,225,655	33,029	5.39
Allowance for loan losses	(11,131)			(6,039)
Net interest-earning assets	1,547,341			1,219,616
Cash and due from banks	37,488			49,105
Premises and equipment, net	20,096			16,046
Other assets	28,663			18,436
	$1,633,588			$1,303,203

Liabilities and Stockholders' Equity
Savings and money market deposits	$644,326	2,305	.72	$439,823	2,528	1.16
Time deposits	298,492	3,126	2.11	232,442	2,929	2.54
Total interest-bearing deposits	942,818	5,431	1.16	672,265	5,457	1.64
Short-term borrowings	40,198	78	.39	55,349	165	.60
Long-term debt	162,000	3,262	4.06	146,061	3,040	4.20
Total interest-bearing liabilities	1,145,016	8,771	1.54	873,675	8,662	2.00
Checking deposits	357,292			315,791
Other liabilities	9,259			6,917
	1,511,567			1,196,383
Stockholders' equity	122,021			106,820
	$1,633,588			$1,303,203

Net interest income (1)		$29,809			$24,367
Net interest spread (1)			3.41%			3.39%
Net interest margin (1)			3.86%			4.01%

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

	Six Months Ended June 30,
	2010 Versus 2009
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Investment securities:
Taxable	$2,062	$(1,790)	$(412)	$(140)
Nontaxable	2,068	(136)	(55)	1,877
Loans	5,004	(940)	(250)	3,814
Total interest income	9,134	(2,866)	(717)	5,551

Interest Expense:
Savings and money market deposits	1,175	(955)	(443)	(223)
Time deposits	832	(495)	(140)	197
Short-term borrowings	(45)	(58)	16	(87)
Long-term debt	332	(99)	(11)	222
Total interest expense	2,294	(1,607)	(578)	109

Increase in net interest income	$6,840	$(1,259)	$(139)	$5,442

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance shown in the table could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net interest income on a tax-equivalent basis increased by $5,442,000 when comparing the first six months of 2010 to the same period last year.  The most significant reason for the increase in net interest income was growth in the Bank’s loan and tax-exempt securities portfolios. On an average balance basis, total loans grew by $177.9 million, or 26.6%, and tax-exempt securities grew by $64.3 million, or 40.4%.  Growth in these asset categories was funded by an increase in interest-bearing deposits, which, on an average balance basis grew by $270.6 million, or 40.2%, and an increase in checking deposits, which on an average balance basis grew by $41.5 million, or 13.1%.   Deposit growth in excess of that needed to grow loans was largely used to purchase short duration mortgage securities.

Net interest spread only changed slightly for the first six months of 2010 when compared to the same period last year because the overall yield on interest earning assets declined by 44 basis points while the overall cost of interest-bearing liabilities declined by 46 basis points.  For those interest-earning assets funded by interest-bearing liabilities, this small change in spread had little impact on net interest income. For those interest-earning assets funded by checking deposits and capital, the 44 basis point decline in yield on interest-earning assets had no offsetting reduction in interest cost and therefore negatively impacted net interest income, caused net interest margin to decline and partially offset the positive impact on net interest income of the growth in loans and tax-exempt securities previously discussed. Average noninterest-bearing checking deposits and capital were $357.3 million and $122.0 million, respectively, for the first six months of 2010.

Index

The 44 basis point decline in yield on interest-earning assets occurred because rates available for investments in loans and securities were relatively low and management shortened the average duration of the securities portfolio as a prudent measure to increase liquidity and protect the Bank’s net interest income in the event of an increase in interest rates.  The 46 basis point decline in the cost of interest-bearing liabilities resulted from reductions in the Bank’s deposit rates throughout 2009 and thus far in 2010 in response to the low level of general market interest rates and more rational deposit pricing in the Bank’s marketplace.

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

Index

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The Corporation’s risk elements at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(dollars in thousands)
Nonaccrual loans	$1,799	$432
Loans past due 90 days or more and still accruing	-	-
Foreclosed real estate	-	-
Total nonperforming assets	1,799	432
Troubled debt restructurings	665	200
Total risk elements	$2,464	$632

Nonaccrual loans as a percentage of total loans	.21%	.05%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.21%	.05%
Risk elements as a percentage of total loans and foreclosed real estate	.29%	.08%

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $1,594,000 during the first six months of 2010, amounting to $11,940,000, or 1.38% of total loans, at June 30, 2010, as compared to $10,346,000, or 1.25% of total loans, at December 31, 2009.  During the first six months of 2010 the Bank had loan chargeoffs and recoveries of $22,000 and $18,000, respectively, and recorded a $1,598,000 provision for loan losses.  The provision for loan losses increased by $1,492,000 when comparing the first six months of 2010 to the same period last year.  The increase is primarily the result of management’s current assessment of national and local economic conditions.  In addition, the provision for the first six months of last year was driven down by the reversal of previously established impairment reserves amounting to $300,000.  The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses in the Bank’s loan portfolio.  In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance.  As more fully discussed in the “Application of Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates.  Actual results could differ significantly from those estimates.

Index

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 94% of the Bank’s total loans outstanding at June 30, 2010.  Most of these loans were made to borrowers domiciled on Long Island and in New York City.  In the last few years general economic conditions on Long Island have been unfavorable and residential real estate values have declined.  More recently, commercial real estate values have also declined and commercial real estate vacancies have trended up.  This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure.  However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income increased $783,000, or 19.1%, when comparing the first six months of 2010 to the same period last year.  The increase is principally due to a $772,000 increase in net gains on sales of available-for-sale securities and a $58,000 increase in service charge income.  The increase in gains resulted from a larger volume of securities sales.  The most significant reason for this year’s sales was to reduce the size of the Bank’s balance sheet and thereby increase the Bank’s Tier 1 leverage capital ratio.  Service charge income increased primarily as a result of an increase in maintenance and activity charges.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $725,000, or 4.2%, from $17,207,000 for the first six months of 2009 to $17,932,000 for the current six-month period.  The increase is primarily comprised of increases in salaries of $634,000, or 8.8%, and occupancy and equipment expense of $298,000, or 10.0%, as partially offset by decreases in other operating expenses of $170,000, or 4.0%, and employee benefits expense of $37,000, or 1.3%.

Index

The increase in salaries expense is primarily due to normal annual salary adjustments and additions to staff related to branch expansion.  Occupancy and equipment expense increased primarily due to branch expansion, technology upgrades, and maintenance of facilities.  The decrease in other operating expenses is largely attributable to the fact that the second quarter of 2009 included an FDIC special assessment of $647,000.  Excluding the special assessment, the Bank’s deposit insurance expense increased by $293,000 primarily due to an increase in the Bank’s total deposits.  Management believes that continuing bank failures will result in future increases in the FDIC’s base assessment rate and/or the imposition of additional special assessments.  Please refer to the section titled “Legislation and Regulatory Matters” for a further discussion of this topic.  The decrease in employee benefits expense is primarily the result of a decrease in retirement plan expense, as largely offset by increases in group health insurance and payroll taxes.  Retirement plan expense decreased due to additional funding of the Bank’s defined benefit pension plan and better market performance of plan assets in 2009.

Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 24.6% for the first six months of 2010 as compared to 21.9% for the same period last year.  The effective tax rate for the first six months of 2009 would have been 23.3% had it not been for a $129,000 reversal of taxes previously accrued.  Excluding this reversal, the effective tax rate increased primarily because the income earned by the REIT and FNY, which is not fully taxable in New York State, now represents a smaller portion of income before income taxes.

Results of Operations – Three Months Ended June 30, 2010 versus June 30, 2009

Net income for the second quarter of 2010 was $5,018,000, or $.68 per share, as compared to $3,408,000, or $.47 per share, for the same quarter last year.  The largest contributors to the increase in net income are a $2,768,000 increase in net interest income, a $435,000 decrease in other operating expenses, and a $206,000 increase in net gains on sales of available-for-sale securities.  The positive impact of these items was partially offset by a $546,000 increase in the provision for loan losses, a $344,000 increase in salaries, and an increase in the Corporation’s effective tax rate from 21.1% in the second quarter of 2009 to 25.5% for the current quarter.  The reasons for these variances are substantially the same as those discussed with respect to the six-month periods.  However, another reason for the increase in the effective tax rate is that tax-exempt income was a smaller portion of income before income taxes in 2010 than in 2009.

Earnings for the first quarter of 2010 were $.63 per share, an increase of $.09, or 17%, over the same quarter last year.  Earnings for the second quarter of 2010 were $.68 per share, an increase of $.21, or 45%, over the same quarter last year.   The larger increase for the second quarter is primarily attributable to a $647,000 FDIC special assessment paid in the second quarter of last year, and the fact that interest-bearing deposits grew very rapidly in the second quarter of last year and the resulting funds were temporarily invested in low yielding overnight investments until better yielding securities and loans could be purchased or originated.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory requirements. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 16.70%, 15.45% and 7.49%, respectively, at June 30, 2010 exceed the regulatory criteria for a well-capitalized bank.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds at June 30, 2010.

Index

Total stockholders' equity increased by $11,490,000, or from $116,462,000 at December 31, 2009 to $127,952,000 at June 30, 2010.  The increase is primarily comprised of net income of $9,623,000 and unrealized gains on available-for-sale securities of $3,921,000, as partially offset by $2,898,000 in cash dividends declared.

As previously discussed, on July 20, 2010 the Corporation raised approximately $32.2 million of additional capital through an underwritten public offering which resulted in the sale of 1,437,500 shares of its common stock.  The following table shows the pro-forma impact of the offering and sale on the Corporation’s stockholders’ equity and regulatory capital ratios at June 30, 2010.

	June 30, 2010
	Actual	Pro Forma *
Stockholders' Equity
Common Stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 7,254,571 and 8,692,071 shares	$726,000	$870,000
Surplus	2,778,000	34,834,000
Retained Earnings	116,772,000	116,772,000
	120,276,000	152,476,000
Accumulated other comprehensive income	7,676,000	7,676,000
Total Stockholders' Equity	$127,952,000	$160,152,000

Tier 1 Leverage Capital Ratio	7.51%	9.34%
Tier 1 Risk-Based Capital Ratio	15.50%	19.25%
Total Risk-Based Capital Ratio	16.76%	20.51%

* The pro forma Tier 1 and Total  Risk-based Capital Ratios were estimated assuming that the additional capital is invested in assets with a 50% risk weight.

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

Russell 3000 and 2000 Indices.  The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indices which were reconstituted in June 2010.  Upon reconstitution, the average market capitalization of companies in the Russell 2000 Index was $987 million, the median market capitalization was $448 million, the capitalization of the largest company in the index was $2.3 billion, and the capitalization of the smallest company in the index was $112 million.  The Corporation’s market capitalization on June 30, 2010 was $186.5 million, and its market capitalization upon closing its sale of 1,437,500 common shares on July 20, 2010 was approximately $218 million.

Index

The Corporation believes that inclusion in the Russell indices positively affects the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indices at any future reconstitution date, the opposite could occur.

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, expand and improve its physical facilities and pay cash dividends.  During the first six months of 2010, the Corporation’s cash and cash equivalent position decreased by $2,172,000.  The decrease occurred primarily because cash used to repay short-term Federal Home Loan Bank advances, grow the loan portfolio, improve physical facilities and pay cash dividends exceeded the cash provided by operations and sales, maturities and redemptions of investment securities.

Liquidity.  The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios.  At June 30, 2010, the Bank had approximately $300 million in unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  At June 30, 2010, the Bank had unencumbered securities and loans of over $1.0 billion that are eligible collateral for borrowings.

Proposed Accounting Pronouncement

The FASB recently issued a proposed accounting standards update that requires the recording of all financial instruments, with some exceptions, at fair value.  Changes in fair value would be recorded in net income or other comprehensive income. Pursuant to this proposal, the Bank could be required to record losses on assets such as loans where it has no intention to sell the loans and expects the loans to be repaid in full.  The implementation of this proposal could adversely impact the Corporation’s net income, comprehensive income and stockholders’ equity.

Index

Legislation and Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was recently signed into law.  The Reform Act includes sweeping changes that increase regulation and oversight of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices.  The Reform Act addresses, among other things, corporate governance, systemic risk, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, interest on business checking and reassignment of regulatory authority among agencies.  In particular, the Reform Act contains the following provisions which, when implemented, could have a significant impact on the Corporation and the Bank.

•	A permanent increase in FDIC deposit insurance coverage to $250,000.

•
A change in the FDIC deposit insurance assessment base from total deposits to total consolidated assets minus average tangible equity. This should reduce the Bank’s FDIC assessment and thereby positively impact its results of operations.

•	The Transaction Account Guarantee (“TAG”) Program is extended for two years through December 31, 2012.

•
The Federal Reserve is given the authority to require that debit interchange rates be “reasonable and proportionate to the cost incurred by the issuer with respect to the transaction.”  Although the bill contains an exemption for issuers like the Bank with less than $10 billion in assets, the Bank may need to reduce its interchange fees in order to remain competitive.

•
The long standing prohibition on the payment of interest on corporate checking deposits is repealed.  As a result, the Bank may need to pay interest on corporate checking deposits in order to remain competitive.  Commercial checking deposits currently account for approximately 21% of the Bank’s total deposits.  If the Bank is unable to offset the interest cost with service charges on these accounts, it could have a material adverse impact on the Corporation’s results of operations.

•
The minimum Deposit Insurance Fund (“DIF”) ratio is increased from 1.15% of insured deposits to 1.35% and the FDIC is required to reach that level by September 30, 2020.  The DIF has been severely depleted by recent bank failures.  Based on the most recent available information, the DIF balance was a negative $20.7 billion at March 31, 2010 and would need to be increased by approximately $94 billion to be at the statutory minimum of 1.35% of insured deposits.  Management believes that replenishment of the DIF to the statutory minimum or some higher amount by September 30, 2020 could require higher base assessment rates, additional special assessments or both.  The implementation of these measures by the FDIC could have a significant adverse impact on the Bank’s results of operations.

The FDIC has approved a notice of proposed rulemaking to adjust the assessment rate schedule for all institutions.  The proposal would alter the deposit assessment rates applicable to all insured depository institutions to ensure that the revenue collected under the proposed assessment system equals that under the current system.  The current and proposed initial base assessment rates for institutions like the Bank with assets less than $10 billion are presented in the following table.

Index

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

The New York State Department of Taxation and Finance has undertaken a project to reform the State’s corporate income tax system that would, among other things, revamp general corporation tax law under Article 9-A and merge into Article 9-A bank tax law under Article 32.  The proposed changes would be effective for tax years beginning on or after January 1, 2011.  If enacted into law, the changes could have a material adverse impact on the Bank’s results of operations because they could result in a significant reduction or elimination of the tax benefit that the Corporation receives from FNY and the REIT and otherwise cause the Corporation’s New York State tax burden to increase.  Management estimates that the Bank will derive a tax benefit from FNY and the REIT in 2010 of approximately $600,000.

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

Index

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

Index

Changes in the estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions.  Therefore, these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank’s net interest income or net portfolio value.

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at June 30, 2010 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2011 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at June 30, 2010 and net interest income on a tax-equivalent basis for the year ending June 30, 2011 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years.  Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

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

Index

	Net Portfolio Value at		Net Interest Income
	June 30, 2010		June 30, 2011
Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$99,724	(12.3)%	$49,612	(16.4)%
+ 100 basis point rate shock	106,344	(6.5)	54,493	(8.2)
Base case (no rate change)	113,736	-	59,372	-
- 100 basis point rate shock	122,056	7.3	61,393	3.4
- 200 basis point rate shock	133,031	17.0	59,834	0.8

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

Item 2.  Issuer Purchase of Equity Securities

Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions.  No shares were purchased under the stock repurchase program during the second quarter of 2010.  Throughout the second quarter of 2010, the maximum number of shares that could have been purchased was 76,568.  Such shares were authorized under a 200,000 share plan approved by the Corporation’s Board of Directors on February 21, 2008 and publicly announced on February 22, 2008.  The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 6.  Exhibits

a) The following exhibits are included herein.

Exhibit No.	Name
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Date: August 6, 2010	By /s/ MICHAEL N. VITTORIO
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