Form 10-Q
period 2010-09-30
FIRST OF LONG ISLAND CORP
filed 2010-11-09
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 0-12220

THE FIRST OF LONG ISLAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEW YORK	11-2672906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, New York	11545
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(516) 671-4900

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2010
Common stock, $.10 par value	8,698,766

THE FIRST OF LONG ISLAND CORPORATION
SEPTEMBER 30, 2010

Index

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED  BALANCE  SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
Assets:
Cash and due from banks	$26,146,000	$33,123,000
Overnight investments	254,000	219,000
Cash and cash equivalents	26,400,000	33,342,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $101,184,000 and $133,233,000)	96,347,000	128,979,000
Available-for-sale, at fair value (amortized cost of $608,798,000 and $627,189,000)	632,347,000	638,794,000
	728,694,000	767,773,000

Loans held for sale	1,300,000	-

Loans:
Commercial and industrial	40,088,000	48,891,000
Secured by real estate:
Commercial mortgages	412,961,000	409,681,000
Residential mortgages	314,228,000	248,888,000
Home equity	104,688,000	109,010,000
Construction and land development	-	3,050,000
Other	7,125,000	5,763,000
	879,090,000	825,283,000
Net deferred loan origination costs	2,594,000	2,383,000
	881,684,000	827,666,000
Allowance for loan losses	(12,450,000)	(10,346,000)
	869,234,000	817,320,000

Federal Home Loan Bank stock, at cost	5,101,000	7,882,000
Bank premises and equipment, net	20,603,000	18,090,000
Prepaid income taxes	423,000	179,000
Bank-owned life insurance	12,539,000	12,167,000
Prepaid FDIC assessment	4,157,000	5,331,000
Other assets	16,970,000	13,085,000
	$1,685,421,000	$1,675,169,000
Liabilities:
Deposits:
Checking	$369,180,000	$333,853,000
Savings and money market	663,219,000	634,913,000
Time, $100,000 and over	190,418,000	216,999,000
Time, other	85,058,000	91,785,000
	1,307,875,000	1,277,550,000
Short-term borrowings	34,262,000	111,407,000
Long-term debt	162,000,000	162,000,000
Accrued expenses and other liabilities	8,143,000	6,002,000
Deferred income taxes payable	6,485,000	1,748,000
	1,518,765,000	1,558,707,000
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 8,693,661 and 7,213,056 shares	870,000	721,000
Surplus	35,212,000	2,043,000
Retained earnings	119,565,000	110,047,000
	155,647,000	112,811,000
Accumulated other comprehensive income net of tax	11,009,000	3,651,000
	166,656,000	116,462,000
	$1,685,421,000	$1,675,169,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans	$34,097,000	$28,858,000	$11,451,000	$10,028,000
Investment securities:
Taxable	12,913,000	13,951,000	3,989,000	4,887,000
Nontaxable	7,167,000	5,460,000	2,548,000	2,080,000
	54,177,000	48,269,000	17,988,000	16,995,000
Interest expense:
Savings and money market deposits	3,165,000	3,822,000	860,000	1,294,000
Time deposits	4,544,000	4,710,000	1,418,000	1,781,000
Short-term borrowings	91,000	190,000	13,000	25,000
Long-term debt	4,920,000	4,683,000	1,658,000	1,643,000
	12,720,000	13,405,000	3,949,000	4,743,000
Net interest income	41,457,000	34,864,000	14,039,000	12,252,000
Provision for loan losses	2,423,000	636,000	825,000	530,000
Net interest income after provision for loan losses	39,034,000	34,228,000	13,214,000	11,722,000

Noninterest income:
Investment Management Division income	1,163,000	1,125,000	394,000	343,000
Service charges on deposit accounts	2,646,000	2,578,000	892,000	882,000
Net gains on sales of available-for-sale securities	1,719,000	1,264,000	-	317,000
Other	1,146,000	1,009,000	507,000	336,000
	6,674,000	5,976,000	1,793,000	1,878,000
Noninterest expense:
Salaries	11,687,000	10,805,000	3,881,000	3,633,000
Employee benefits	4,172,000	4,336,000	1,411,000	1,538,000
Occupancy and equipment expense	4,927,000	4,416,000	1,643,000	1,430,000
Other operating expenses	6,091,000	6,178,000	2,010,000	1,927,000
	26,877,000	25,735,000	8,945,000	8,528,000

Income before income taxes	18,831,000	14,469,000	6,062,000	5,072,000
Income tax expense	4,503,000	3,228,000	1,357,000	1,167,000
Net income	$14,328,000	$11,241,000	$4,705,000	$3,905,000

Weighted average:
Common shares	7,629,728	7,200,171	8,398,939	7,204,201
Dilutive stock options and restricted stock units	105,487	102,654	107,031	136,300
	7,735,215	7,302,825	8,505,970	7,340,501

Earnings per share:
Basic	$ 1.88	$ 1.56	$ .56	$ .54
Diluted	$ 1.85	$ 1.54	$ .55	$ .53

Cash dividends declared per share	$ .62	$ .56	$ .22	$ .20

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED  STATEMENTS  OF  CHANGES
IN  STOCKHOLDERS'  EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2010

						Accumulated
						Other
				Compre-		Compre-
	Common Stock			hensive	Retained	hensive
	Shares	Amount	Surplus	Income	Earnings	Income	Total
Balance, January 1, 2010	7,213,056	$721,000	$2,043,000		$110,047,000	$3,651,000	$116,462,000
Net Income				$14,328,000	14,328,000		14,328,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				7,202,000		7,202,000	7,202,000
Pension plan adjustments				156,000		156,000	156,000
Repurchase of common stock	(3,581)	-	(91,000)				(91,000)
Common stock issued under stock compensation plans, including tax benefit	46,686	5,000	491,000				496,000
Issuance of common stock	1,437,500	144,000	32,218,000				32,362,000
Stock-based compensation			551,000				551,000
Cash dividends declared					(4,810,000)		(4,810,000)
Comprehensive income				$21,686,000
Balance, September 30, 2010	8,693,661	$870,000	$35,212,000		$119,565,000	$11,009,000	$166,656,000

Comprehensive income - three months ended September 30, 2010				$8,038,000

	Nine Months Ended September 30, 2009

						Accumulated
						Other
				Compre-		Compre-
	Common Stock			hensive	Retained	hensive
	Shares	Amount	Surplus	Income	Earnings	Income (loss)	Total
Balance, January 1, 2009	7,194,747	$719,000	$1,354,000		$102,061,000	$(1,602,000)	$102,532,000
Net Income				$11,241,000	11,241,000		11,241,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				7,553,000		7,553,000	7,553,000
Pension plan adjustments				297,000		297,000	297,000
Repurchase of common stock	(31,429)	(3,000)	(802,000)				(805,000)
Common stock issued under stock compensation plans, including tax benefit	48,453	5,000	863,000				868,000
Stock-based compensation			529,000				529,000
Cash dividends declared					(4,034,000)		(4,034,000)
Comprehensive income				$19,091,000
Balance, September 30, 2009	7,211,771	$721,000	$1,944,000		$109,268,000	$6,248,000	$118,181,000

Comprehensive income - three months ended September 30, 2009				$11,199,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$14,328,000	$11,241,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,423,000	636,000
Deferred income tax provision (credit)	(107,000)	1,001,000
Depreciation and amortization	1,891,000	1,583,000
Premium amortization on investment securities, net	3,001,000	1,390,000
Net gains on sales of available-for-sale securities	(1,719,000)	(1,264,000)
Gain on sale of bank premises and equipment	(154,000)	-
Stock-based compensation expense	551,000	529,000
Accretion of cash surrender value on bank-owned life insurance	(372,000)	(376,000)
Increase in prepaid income taxes	(244,000)	(663,000)
Decrease in prepaid FDIC assessment	1,174,000	-
Increase in other assets	(3,626,000)	(2,974,000)
Increase (decrease) in accrued expenses and other liabilities	1,671,000	(1,266,000)
Decrease in income taxes payable	-	(75,000)
Net cash provided by operating activities	18,817,000	9,762,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	78,504,000	43,996,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	33,188,000	30,218,000
Available-for-sale	107,155,000	104,357,000
Purchase of investment securities:
Held-to-maturity	(480,000)	(1,530,000)
Available-for-sale	(168,628,000)	(287,720,000)
Net increase in loans	(55,636,000)	(108,737,000)
Net decrease in Federal Home Loan Bank stock	2,781,000	1,445,000
Purchases of bank premises and equipment	(4,534,000)	(6,911,000)
Proceeds from sale of bank premises and equipment	284,000	-
Net cash used in investing activities	(7,366,000)	(224,882,000)

Cash Flows From Financing Activities:
Net increase in total deposits	30,325,000	277,522,000
Net decrease in short-term borrowings	(77,145,000)	(85,010,000)
Proceeds from long-term debt	-	35,000,000
Proceeds from issuance of common stock	32,362,000	-
Proceeds from exercise of stock options	457,000	802,000
Tax benefit of stock options	39,000	66,000
Repurchase and retirement of common stock	(91,000)	(805,000)
Cash dividends paid	(4,340,000)	(3,887,000)
Net cash provided by (used in) financing activities	(18,393,000)	223,688,000
Net increase (decrease) in cash and cash equivalents	(6,942,000)	8,568,000
Cash and cash equivalents, beginning of year	33,342,000	21,438,000
Cash and cash equivalents, end of period	$26,400,000	$30,006,000

Noncash Disclosures:
Cash dividends payable	$1,913,000	$1,442,000
Loan transferred from portfolio to held for sale	1,300,000	-

The Corporation made interest payments of $11,795,000 and $12,789,000 and income tax payments of $4,816,000 and $2,899,000 during the first nine months of 2010 and 2009, respectively.

See notes to unaudited consolidated financial statements

Index

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
SEPTEMBER 30, 2010
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

The consolidated financial information included herein as of and for the periods ended September 30, 2010 and 2009 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2009 consolidated balance sheet was derived from the Corporation's December 31, 2009 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2.  Investment Securities

The following tables set forth the amortized cost and fair value of the Bank’s investment securities at September 30, 2010 and December 31, 2009.

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$52,467	$2,989	$(8)	$55,448
Pass-through mortgage securities	12,246	671	-	12,917
Collateralized mortgage obligations	31,634	1,185	-	32,819
	$96,347	$4,845	$(8)	$101,184
Available-for-Sale Securities:
U.S. government agencies	$5,000	$295	$-	$5,295
State and municipals	206,654	10,522	(123)	217,053
Pass-through mortgage securities	81,511	4,340	-	85,851
Collateralized mortgage obligations	315,633	8,609	(94)	324,148
	$608,798	$23,766	$(217)	$632,347

Index

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$57,875	$1,924	$(48)	$59,751
Pass-through mortgage securities	16,882	604	-	17,486
Collateralized mortgage obligations	54,222	1,774	-	55,996
	$128,979	$4,302	$(48)	$133,233
Available-for-Sale Securities:
U.S. government agencies	$5,000	$8	$-	$5,008
State and municipals	150,509	4,378	(374)	154,513
Pass-through mortgage securities	122,186	4,349	(113)	126,422
Collateralized mortgage obligations	349,494	4,450	(1,093)	352,851
	$627,189	$13,185	$(1,580)	$638,794

All of the Corporation’s municipal securities are rated A or better, except for $1,658,000 of non-rated bonds of local municipalities.  The Corporation’s pass-through mortgage security portfolio at September 30, 2010 is comprised of $82,536,000, $14,539,000 and $1,022,000 issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), respectively.  Each issuer’s pass-through securities are backed by residential mortgages conforming to its underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s collateralized mortgage obligations (“CMOs”) were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.  GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities.  Obligations of GNMA represent full faith and credit obligations of the U.S. government (the “Government”), while obligations of FNMA, which is a corporate instrumentality of the Government, and FHLMC, which is a Government sponsored corporation, do not.  FNMA and FHLMC have been placed into conservatorship by their primary regulator, the Federal Housing Finance Agency (“FHFA”) who also acts as conservator.  In conjunction with the conservatorship, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with FNMA and FHLMC to ensure that each of these entities maintains positive net worth, and established new borrowing facilities for these entities intended to serve as an ultimate liquidity backstop.  The Preferred Stock Purchase Agreements and borrowing facilities serve to protect the existing and future holders of FNMA and FHLMC mortgage securities and other debt instruments.

At September 30, 2010 and December 31, 2009, investment securities with a carrying value of $263,412,000 and $299,152,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

Index

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses at September 30, 2010 and December 31, 2009 presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2010
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$8,235	$(131)	$-	$-	$8,235	$(131)
Collateralized mortgage obligations	12,521	(94)	-	-	12,521	(94)
Total temporarily impaired	$20,756	$(225)	$-	$-	$20,756	$(225)

	December 31, 2009
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$25,403	$(421)	$100	$(1)	$25,503	$(422)
Pass-through mortgage securities	13,132	(112)	13	(1)	13,145	(113)
Collateralized mortgage obligations	107,781	(1,093)	-	-	107,781	(1,093)
Total temporarily impaired	$146,316	$(1,626)	$113	$(2)	$146,429	$(1,628)

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

Index

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Proceeds	$78,504	$43,996	$-	$10,087

Gross gains	1,885	1,264	-	317
Gross losses	(166)	-	-	-
Net gains	$1,719	$1,264	$-	$317

The tax provisions related to these net realized gains were $682,000 and $502,000 for the nine months ended September 30, 2010 and 2009, respectively, and $126,000 for the three months ended September 30, 2009.

Maturities. The following table sets forth the amortized cost and fair value of the Bank’s investment securities at September 30, 2010 by expected maturity.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$3,787	$3,821	$12,484	$13,097	$27,291	$29,207	$8,905	$9,323
Pass-through mortgage securities	6	6	6,241	6,462	1,268	1,372	4,731	5,077
Collateralized mortgage obligations	-	-	-	-	-	-	31,634	32,819
	$3,793	$3,827	$18,725	$19,559	$28,559	$30,579	$45,270	$47,219

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$-	$-	$-	$-	$5,000	$5,295	$-	$-
State and municipals	2,099	2,144	13,273	13,941	15,878	16,887	175,404	184,081
Pass-through mortgage securities	-	-	49	50	3,263	3,559	78,199	82,242
Collateralized mortgage obligations	-	-	-	-	-	-	315,633	324,148
	$2,099	$2,144	$13,322	$13,991	$24,141	$25,741	$569,236	$590,471

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

3.  Loans Held for Sale

Loans held for sale is comprised of one nonaccruing commercial mortgage loan that is being carried at the lower of cost or fair value.  Any subsequent decline in fair value below the initial carrying value will be recorded as a valuation allowance.

Index

4.  Stock-based Compensation

The Corporation has two share-based compensation plans which are described below.  The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) was approved by its shareholders on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (the “1996 Plan”).  The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 205,158 shares remain available for grant as of September 30, 2010.  The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares.  Under the terms of the 2006 Plan, stock options and stock appreciation rights can not have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The term and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code.  The Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded.   Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control.  In addition, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

	2010	2009
Grant date fair value	$ 9.13	$ 7.79
Expected volatility	47.68%	47.08%
Expected dividends	3.19%	3.21%
Expected term (in years)	6.82	6.82
Risk-free interest rate	2.34%	1.52%

Expected volatility was based on historical volatility for the expected term of the options.  The Corporation used historical data to estimate the expected term of options granted.  The risk-free interest rate is the monthly average yield on U.S. Treasury issues adjusted to constant maturities with a term equal to the expected term of the options.

Index

Fair Value of Restricted Stock Units.  The fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and, if necessary, adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $551,000 and $529,000 and recognized related income tax benefits of $219,000 and $210,000 in the first nine months of 2010 and 2009, respectively.

Option Activity.  On January 19, 2010, the Corporation’s Board of Directors granted 50,649 nonqualified stock options under the 2006 Plan.  The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

A summary of stock options outstanding under the Corporation’s stock compensation plans as of September 30, 2010 and changes during the nine month period then ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2010	496,719	$19.71
Granted	50,649	25.07
Exercised	(31,024)	14.73
Forfeited or expired	(8,360)	22.45
Outstanding at September 30, 2010	507,984	$20.50	5.52	$2,278
Exercisable at September 30, 2010	334,135	$19.70	4.27	$1,764

The total intrinsic value of options exercised during the first nine months of 2010 and 2009 was $317,000 and $469,000, respectively.

Restricted Stock Activity.  On January 19, 2010, the Corporation’s Board of Directors granted 15,985 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2012 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s nonvested shares as of September 30, 2010 and changes during the nine month period then ended is presented below.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	42,360	$18.49
Granted	15,985	22.69
Vested	(1,665)	19.54
Forfeited	-	-
Nonvested at September 30, 2010	56,680	$19.53

Index

Unrecognized Compensation Cost. As of September 30, 2010, there was $1,420,000 of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 1.38 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the nine months ended September 30, 2010 and 2009 was $457,000 and $802,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the first nine months of 2010 and 2009 was $39,000 and $66,000, respectively.

Other.  No cash was used to settle stock options during the first nine months of 2010 or 2009.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

5.  Stockholders’ Equity

On July 20, 2010 the Corporation sold 1,437,500 shares of its common stock in an underwritten public offering at a price of $24 per share.  The net proceeds of the offering, after the underwriting discount and  offering expenses payable by the Corporation, were $32,362,000.

Earnings Per Share.  There were 110,514 and 64,192 shares of common stock underlying equity awards outstanding at September 30, 2010 and 2009, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

Shares Withheld Upon the Vesting of RSUs.  The line captioned repurchase of common stock in the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 is comprised of 3,581 shares of common stock with a value of $91,000 withheld upon the conversion of RSUs.  The value of the shares withheld was used to satisfy the personal tax liabilities of the RSU holders.

6.  Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Service cost, net of plan participant contributions	$900	$806	$300	$269
Interest cost	893	827	298	275
Expected return on plan assets	(1,345)	(914)	(448)	(305)
Amortization of prior service cost	17	17	5	5
Amortization of net actuarial loss	242	477	81	160
Net pension cost	$707	$1,213	$236	$404

The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions.  The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30.  The Bank contributed $3,741,984 and $5,500,000 to the Plan for the plan years ended September 30, 2010 and 2009, respectively.

Index

7.  Fair Value of Financial Instruments

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

       The fair values of the Corporation’s available-for-sale securities are summarized below.

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,295	$-	$5,295	$-
State and municipals	217,053	-	217,053	-
Pass-through mortgage securities	85,851	-	85,851	-
Collateralized mortgage obligations	324,148	-	324,148	-
	$632,347	$-	$632,347	$-

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,008	$-	$5,008	$-
State and municipals	154,513	-	154,513	-
Pass-through mortgage securities	126,422	-	126,422	-
Collateralized mortgage obligations	352,851	-	352,851	-
	$638,794	$-	$638,794	$-

Index

From time to time, the fair values of some of the Corporation’s impaired loans are determined using real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are sometimes made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.

The Corporation’s loans held for sale recorded at fair value are summarized below.

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
September 30, 2010	$1,300	$-	$1,300	$-
December 31, 2009	-	-	-	-

Loans held for sale is comprised of one nonaccruing commercial mortgage loan that is being carried at the lower of cost or fair value.  Currently there is no valuation allowance for this loan.  Other than this loan held for sale, the Corporation does not have any impaired loans that are recorded at fair value.

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

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$26,400	$26,400	$33,342	$33,342
Held-to-maturity securities	96,347	101,184	128,979	133,233
Loans	869,234	878,697	817,320	814,465
Federal Home Loan Bank stock	5,101	5,101	7,882	7,882
Restricted stocks (included in other assets)	467	467	467	467
Accrued interest receivable	7,923	7,923	7,584	7,584

Financial Liabilities:
Checking deposits	369,180	369,180	333,853	333,853
Savings and money market deposits	663,219	663,219	634,913	634,913
Time deposits	275,476	282,785	308,784	315,073
Short-term borrowings	34,262	34,262	111,407	111,407
Long-term debt	162,000	179,835	162,000	173,981
Accrued interest payable	2,945	2,945	2,019	2,019

The following methods and assumptions are used by the Corporation in measuring the fair value of financial instruments disclosed in the preceding table.

Cash and cash equivalents.  The recorded book value of cash and cash equivalents is their fair value.

Index

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

8.  Adoption of New Accounting Pronouncements

The pronouncements discussed in this section are not intended to be an all inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s results of operations, financial position or disclosures.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, which was reissued in December 2009 as Accounting Standards Update (“ASU”) 2009-16 and is now part of FASB Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about: (1) a transfer of financial assets; (2) the effects of a transfer on its financial position, financial performance, and cash flows; and (3) a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The recognition and measurement provisions of this statement shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS No. 166 on January 1, 2010 has not impacted the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements.”  This ASU requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3.  This ASU is effective for interim and annual periods beginning after December 15, 2009, except for disclosures regarding the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The adoption of ASU 2010-06 on January 1, 2010 has not impacted the Corporation’s disclosures.

Index

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

9.  Impact of Not Yet Effective Authoritative Accounting Pronouncements

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

Overview

The Corporation earned $1.85 per share for the first nine months of 2010, an increase of $.31, or 20.1%, over $1.54 per share earned in the same period last year.  Net income increased by $3,087,000, or 27.5%, from $11,241,000 for the first nine months of 2009 to $14,328,000 for the current nine month period.  The percentage increase in net income outpaced the percentage increase in earnings per share primarily because of the sale of common stock described hereinafter. Returns on average assets (ROA) and equity (ROE) were 1.17% and 14.29%, respectively, for the first nine months of 2010 as compared to 1.11% and 13.88% for the same period last year.

Earnings for the third quarter of 2010 were $.55 per share versus $.68 per share for the preceding quarter.  The decrease is primarily attributable to the dilutive impact of the sale of common stock in July of this year and a $1,153,000 decrease in gains on sales of securities.  These items reduced quarterly earnings per share by approximately $.07 and $.08, respectively.

During the first six months of 2010, management moderated the Bank’s loan growth, scaled back the Bank’s efforts to attract new deposits and reduced the overall size of the Bank’s balance sheet by approximately $77 million, or 5%, through the sale of securities and use of the resulting proceeds to repay short-term debt.  Furthermore, in July of this year, the Corporation completed an underwritten public offering in which it sold 1,437,500 shares of common stock.  The net proceeds of the offering, which amounted to approximately $32.4 million, were contributed to the capital of the Corporation’s wholly–owned bank subsidiary.  All of these actions were undertaken to strengthen the Bank’s Tier 1 leverage capital ratio in light of management’s future growth plans, the unfavorable economic climate, and current regulatory expectations as to what constitutes an appropriate level of capital.  In the future, management may employ other tactics to maintain or grow the Bank’s capital position which could include deviating from the Corporation’s historical dividend trend.  Management invested the proceeds of the common stock offering mostly in short-duration mortgage securities and municipal securities and then began to build the size of the Bank’s balance sheet with a combination of loans and securities.  By the end of the third quarter total assets were roughly back to their year end 2009 level and the Bank’s Tier 1 leverage capital ratio was 9.54%.  This compares favorably to a ratio of 7.06% at year-end 2009.

Index

Despite the measures taken by management during the first half of this year to moderate the Bank’s loan growth and reduce the overall size of the Bank’s balance sheet, the average balances of loans and tax-exempt securities grew significantly when comparing the first nine months of 2010 to 2009, largely because of strong growth in these asset categories throughout most of 2009.  The average balance of loans was up by 24.1%, or $165.9 million, and the average balance of tax-exempt securities was up by 35.5%, or $61.3 million.  Growth in these asset categories, which was funded primarily by an increase in average total deposits of $256 million, or 24.5%, is the key driver of the earnings growth experienced thus far this year.  Also contributing to this year’s earnings growth is a $455,000 increase in gains on sales of available-for-sale securities and the fact that 2009 was burdened with an FDIC special assessment of $647,000.

The loan growth principally occurred in what management considers to be lower risk loan categories, including multifamily commercial mortgages, owner occupied commercial mortgages, and first lien residential mortgages having terms generally between ten and fifteen years.  By contrast, management considers construction and land development loans and unsecured loans to individuals to be high risk and has purposely not grown these categories.  With respect to deposit growth, significant contributing factors were new branch openings and expansion of existing branches, deposit rate promotions, development of new commercial banking relationships, competitively priced deposit products and what management believes to be a high level of customer service.

The positive impact on earnings of the factors previously described was partially offset by a $1.8 million increase in the provision for loan losses.  The elevated provision for the first nine months of this year is primarily attributable to management’s current assessment of national and local economic conditions which have been weak for an extended period of time.  The provision for the first nine months of last year was reduced by the reversal of previously established impairment reserves amounting to $300,000.  The Bank’s allowance for loan losses at September 30, 2010 was $12.5 million, or 1.41% of total loans, compared to $10.3 million, or 1.25% of total loans, at year-end 2009.  Management will continue to carefully assess the adequacy of the Bank’s allowance for loan losses in light of a variety of factors including national and local economic conditions and the specific composition and characteristics of the Bank’s loan portfolio.  Depending on this assessment, and even if there is no significant increase in identified problem loans, management may continue to increase the Bank’s allowance for loan losses relative to total loans.

The credit quality of the Bank’s loan portfolio remains excellent as evidenced by, among other things, a very low level of delinquent loans.  Total delinquent loans amounted to $3.1 million at September 30, 2010, comprised of loans past due 30 to 89 days of $1.2 million and nonaccrual loans of $1.9 million.  The credit quality of the Bank’s securities portfolio also remains excellent.  All of the Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of municipal securities rated A or better by major rating agencies.

 Key strategic initiatives to improve the Bank’s earnings prospects will continue to include loan growth and expansion of the Bank’s branch distribution system both on Long Island and in New York City.  Thus far this year, the Bank opened four full service branches on Long Island in the towns of Sea Cliff, Cold Spring Harbor, East Meadow and Bellmore.  In 2011, the Bank plans to open full service branches in Point Lookout and Massapequa, Long Island.

Index

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
		2010		2009
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Overnight investments	$273	$-	-%	$410	$-	-%
Investment Securities:
Taxable	474,198	12,913	3.63	420,310	13,951	4.43
Nontaxable (1)	233,695	10,859	6.20	172,429	8,273	6.40
Loans (1) (2)	855,257	34,115	5.32	689,364	28,879	5.59
Total interest-earning assets	1,563,423	57,887	4.94	1,282,513	51,103	5.32
Allowance for loan losses	(11,526)			(6,153)
Net interest-earning assets	1,551,897			1,276,360
Cash and due from banks	40,546			45,103
Premises and equipment, net	20,342			16,589
Other assets	28,538			18,571
	$1,641,323			$1,356,623

Liabilities and Stockholders' Equity
Savings and money market deposits	$647,799	3,165	.65	$468,904	3,822	1.09
Time deposits	288,747	4,544	2.10	251,579	4,710	2.50
Total interest-bearing deposits	936,546	7,709	1.10	720,483	8,532	1.58
Short-term borrowings	31,958	91	.38	43,853	190	.58
Long-term debt	162,000	4,920	4.06	150,590	4,683	4.16
Total interest-bearing liabilities	1,130,504	12,720	1.50	914,926	13,405	1.96
Checking deposits	366,236			326,320
Other liabilities	10,495			7,079
	1,507,235			1,248,325
Stockholders' equity	134,088			108,298
	$1,641,323			$1,356,623

Net interest income (1)		$45,167			$37,698
Net interest spread (1)			3.44%			3.36%
Net interest margin (1)			3.86%			3.93%

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

	Nine Months Ended September 30,
	2010 Versus 2009
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Investment securities:
Taxable	$1,789	$(2,505)	$(322)	$(1,038)
Nontaxable	2,939	(261)	(92)	2,586
Loans	6,950	(1,381)	(333)	5,236
Total interest income	11,678	(4,147)	(747)	6,784

Interest Expense:
Savings and money market deposits	1,458	(1,531)	(584)	(657)
Time deposits	696	(751)	(111)	(166)
Short-term borrowings	(52)	(65)	18	(99)
Long-term debt	355	(110)	(8)	237
Total interest expense	2,457	(2,457)	(685)	(685)

Increase in net interest income	$9,221	$(1,690)	$(62)	$7,469

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance shown in the table could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net interest income on a tax-equivalent basis increased by $7,469,000 when comparing the first nine months of 2010 to the same period last year.  The most significant reason for the increase in net interest income was growth in the Bank’s loan and tax-exempt securities portfolios. On an average balance basis, total loans grew by $165.9 million, or 24.1%, and tax-exempt securities grew by $61.3 million, or 35.5%.  Growth in these asset categories was funded by an increase in interest-bearing deposits, which, on an average balance basis grew by $216.1 million, or 30.0%, and an increase in checking deposits, which on an average balance basis grew by $39.9 million, or 12.2%.   Deposit growth in excess of that needed to grow loans was largely used to purchase short duration mortgage securities.

Net interest spread increased by 8 basis points for the first nine months of 2010 when compared to the same period last year because the overall cost of interest-bearing liabilities declined by 46 basis points and was accompanied by a lesser decline in the overall yield on interest-earning assets of 38 basis points.  For those interest-earning assets funded by interest-bearing liabilities, the small change in spread had little impact on net interest income.  For those interest-earning assets funded by checking deposits and capital, the 38 basis point decline in yield on interest-earning assets had no offsetting reduction in interest cost and therefore negatively impacted net interest income, caused net interest margin to decline and partially offset the positive impact on net interest income of the growth in loans and tax-exempt securities previously discussed.  Average noninterest-bearing checking deposits and capital were $366.2 million and $134.1 million, respectively, for the first nine months of 2010.

Index

The 38 basis point decline in yield on interest-earning assets occurred because rates available for investments in loans and taxable securities were relatively low and management shortened the average duration of the securities portfolio as a prudent measure to increase liquidity and protect the Bank’s net interest income in the event of an increase in interest rates.  The 46 basis point decline in the cost of interest-bearing liabilities resulted from reductions in the Bank’s deposit rates throughout 2009 and thus far in 2010 in response to the low level of general market interest rates.

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

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The Corporation’s risk elements at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(dollars in thousands)
Nonaccrual loans:
In portfolio	$630	$432
Held for sale	1,300	-
Loans past due 90 days or more and still accruing	-	-
Foreclosed real estate	-	-
Total nonperforming assets	1,930	432
Troubled debt restructurings	2,603	200
Total risk elements	$4,533	$632

Nonaccrual loans as a percentage of total loans	.22%	.05%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.22%	.05%
Risk elements as a percentage of total loans and foreclosed real estate	.51%	.08%

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $2,104,000 during the first nine months of 2010, amounting to $12,450,000, or 1.41% of total loans, at September 30, 2010, as compared to $10,346,000, or 1.25% of total loans, at December 31, 2009.  During the first nine months of 2010 the Bank had loan chargeoffs and recoveries of $348,000 and $29,000, respectively, and recorded a $2,423,000 provision for loan losses.  The provision for loan losses increased by $1,787,000 when comparing the first nine months of 2010 to the same period last year.  The increase is primarily the result of management’s current assessment of national and local economic conditions which have been weak for an extended period of time.  In addition, the provision for the first nine months of last year was reduced by the reversal of previously established impairment reserves amounting to $300,000.  The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses in the Bank’s loan portfolio.  In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance.  As more fully discussed in the “Application of Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates.  Actual results could differ significantly from those estimates.

Index

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at September 30, 2010.  Most of these loans were made to borrowers domiciled on Long Island and in New York City.  In the last few years general economic conditions on Long Island have been unfavorable and residential real estate values have declined.  More recently, commercial real estate values have also declined and commercial real estate vacancies have trended up.  This could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and the Bank to be unable to realize the full carrying value of such loans through foreclosure.  However, management believes that the Bank’s underwriting policies are relatively conservative and, as a result, the Bank should be less affected than the overall market.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income increased $698,000, or 11.7%, when comparing the first nine months of 2010 to the same period last year.  The increase is principally due to a $455,000 increase in net gains on sales of available-for-sale securities and a $154,000 gain recognized on the sale of real estate that had formerly served as a branch site.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $1,142,000, or 4.4%, from $25,735,000 for the first nine months of 2009 to $26,877,000 for the current nine-month period.  The increase is primarily comprised of increases in salaries of $882,000, or 8.2%, and occupancy and equipment expense of $511,000, or 11.6%, as partially offset by decreases in employee benefits expense of $164,000, or 3.8% and other operating expenses of $87,000, or 1.4%.

The increase in salaries expense is primarily due to normal annual salary adjustments and additions to staff mostly related to branch expansion.  Occupancy and equipment expense increased primarily due to branch expansion and technology upgrades.  The decrease in employee benefits expense is primarily the result of a decrease in retirement plan expense, as partially offset by increases in group health insurance and payroll taxes.  Retirement plan expense decreased due to additional funding of the Bank’s defined benefit pension plan and improved market performance of plan assets in 2009.  The decrease in other operating expenses is largely attributable to a $330,000 decrease in FDIC deposit insurance expense as partially offset by a $190,000 increase in data processing expense.  FDIC deposit insurance expense decreased because 2009 was burdened with a $647,000 FDIC special assessment.  Management believes that continuing bank failures could possibly result in future increases in the FDIC’s base assessment rate and/or the imposition of additional special assessments.  Please refer to the section titled “Legislation and Regulatory Matters” for a further discussion of this topic.

Index

Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 23.9% for the first nine months of 2010 as compared to 22.3% for the same period last year.  The effective tax rate for the first nine months of 2009 would have been 23.2% had it not been for a $129,000 reversal of taxes previously accrued.

Results of Operations – Three Months Ended September 30, 2010 versus September 30, 2009

Net income for the third quarter of 2010 was $4,705,000, or $.55 per share, as compared to $3,905,000, or $.53 per share, for the same quarter last year.  The largest contributors to the increase in net income are a $1,787,000 increase in net interest income, a $171,000 increase in other noninterest income, and a $127,000 decrease in employee benefits.  The positive impact of these items was partially offset by a $317,000 decrease in net gains on sales of available-for-sale securities, a $295,000 increase in the provision for loan losses, a $248,000 increase in salaries, and a $213,000 increase in occupancy and equipment expense.  The reasons for these variances are substantially the same as those discussed with respect to the nine-month periods.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory requirements. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 21.28%, 20.03% and 9.54%, respectively, at September 30, 2010 exceed the regulatory criteria for a well-capitalized bank.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds at September 30, 2010.

Total stockholders' equity increased by $50,194,000, or from $116,462,000 at December 31, 2009 to $166,656,000 at September 30, 2010.  The most significant reason for the increase was the sale of 1,437,500 shares of common stock through an underwritten public offering at a price of $24 per share. The net proceeds of the offering after the underwriting discount and offering expenses payable by the Corporation were $32,362,000.  Other primary reasons for the increase in stockholders’ equity are net income of $14,328,000 and unrealized gains on available-for-sale securities of $7,202,000, as partially offset by $4,810,000 in cash dividends declared.

Index

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

Russell 3000 and 2000 Indices.  The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indices which were reconstituted in June 2010.  Upon reconstitution, the average market capitalization of companies in the Russell 2000 Index was $987 million, the median market capitalization was $448 million, the capitalization of the largest company in the index was $2.3 billion, and the capitalization of the smallest company in the index was $112 million.  The Corporation’s market capitalization on September 30, 2010 was approximately $217 million.

The Corporation believes that inclusion in the Russell indices positively affects the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indices at any future reconstitution date, the opposite could occur.

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowing.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, expand and improve its physical facilities and pay cash dividends.  During the first nine months of 2010, the Corporation’s cash and cash equivalent position decreased by $6,942,000.  The decrease occurred primarily because cash used to repay short-term Federal Home Loan Bank advances, grow the loan portfolio, improve physical facilities and pay cash dividends exceeded the cash provided by deposit growth,  a reduction in the size of the securities portfolio, the common stock offering and operations.

Liquidity.  The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios.  At September 30, 2010, the Bank had approximately $390 million in unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  At September 30, 2010, the Bank had unencumbered securities and loans of over $1.0 billion that are eligible collateral for borrowings.

Index

Proposed Accounting Pronouncement

In June 2010, the FASB issued a proposed Accounting Standards Update that requires the recording of all financial instruments, with some exceptions, at fair value.  Changes in fair value would be recorded in net income or other comprehensive income. Pursuant to this proposal, the Bank could be required to record losses on assets such as loans where it has no intention to sell the loans and expects the loans to be repaid in full.  The implementation of this proposal could adversely impact the Corporation’s net income, comprehensive income and stockholders’ equity.

Legislation and Regulatory Matters

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law.  The Reform Act includes sweeping changes that increase regulation and oversight of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices.  The Reform Act addresses, among other things, corporate governance, systemic risk, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, interest on business checking and reassignment of regulatory authority among agencies.  In particular, the Reform Act contains the following provisions which, when implemented, could have a significant impact on the Corporation and the Bank.

•
A change in the FDIC deposit insurance assessment base from total deposits to total consolidated assets minus average tangible equity.  This should reduce the Bank’s FDIC assessment and thereby positively impact its results of operations.

•	The unlimited FDIC deposit insurance coverage on noninterest-bearing accounts is extended for two years through December 31, 2012.

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

•
The minimum Deposit Insurance Fund (“DIF”) ratio is increased from 1.15% of insured deposits to 1.35% and the FDIC is required to reach that level by September 30, 2020.  Based on the most recent available information, the DIF balance was a negative $15.2 billion at June 30, 2010 and would need to be increased by approximately $89 billion to be at the statutory minimum of 1.35% of insured deposits.  In October 2010, the FDIC proposed a comprehensive, long-range plan for Deposit Insurance Fund management with the goals of maintaining a positive fund balance and steady, predictable assessment rates throughout economic and credit cycles.  The plan forgoes the uniform three basis point assessment rate increase previously scheduled to go into effect on January 1, 2011 and maintains the current schedule of assessment rates for all insured depository institutions.  Management has reviewed the proposal and, assuming that the Bank’s current risk category does not change, believes that the proposal will not have a material adverse impact on the Bank’s FDIC insurance expense.

Index

The provisions of the American Recovery and Reinvestment Act of 2009 enabled the Bank to purchase certain municipal securities issued in 2009 without the usual limitations imposed by the federal alternative minimum tax (“AMT”).  The provisions of the Act have enabled the Bank to make such purchases again in 2010.  Beginning in 2011, the Bank’s purchase of tax-exempt municipal securities will once again be subject to the limitations of the AMT.  This could adversely impact the income that the Bank is able to earn on its securities portfolio.

The New York State Department of Taxation and Finance has undertaken a project to reform the State’s corporate income tax system that would, among other things, revamp general corporation tax law under Article 9-A and merge into Article 9-A bank tax law under Article 32.  The proposed changes would be effective for tax years beginning on or after January 1, 2011.  If enacted into law in 2011 or otherwise, the changes could have a material adverse impact on the Bank’s results of operations because they could result in a significant reduction or elimination of the tax benefit that the Corporation receives from FNY and the REIT and otherwise cause the Corporation’s New York State tax burden to increase.  Management estimates that the Bank will derive a tax benefit from FNY and the REIT in 2010 of approximately $600,000.

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

In September 2010, the oversight body of the Basel Committee on Banking Supervision (Basel Committee) released new capital standards for banks including a time frame over which they would need to be implemented.  The new common equity requirement and new capital conservation buffer will require banks to hold more capital, predominantly in the form of common equity, than under current rules.  The new common equity requirement will be phased in between January 1, 2013 and January 1, 2016, and the new capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019.

Index

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

Because the Bank’s loans and investment securities generally reprice slower than its interest-bearing liabilities, an immediate increase in interest rates uniformly across the yield curve could initially have a negative effect on net interest income.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates and/or owns interest rate caps that are in-the-money at the time of the interest rate increase or become in-the-money as a result of the increase, the magnitude of the negative impact will decline and the impact could even be positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

Conversely, a decrease in interest rates uniformly across the yield curve could initially have a positive impact on the Bank’s net interest income.  Furthermore, if the Bank owns interest rate floors that are in the money at the time of the interest rate decrease or become in the money as a result of the decrease, the magnitude of the positive impact should increase.  However, if the Bank does not decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates or cannot decrease the rates paid on its deposit accounts in the same amount as decreases in market interest rates because, as in the current interest rate environment, rates are already very low, the magnitude of the positive impact will decline and could even be negative.  If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because a significant portion of the Bank’s interest-earning assets are funded by noninterest-bearing checking deposits and capital.

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

Index

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at September 30, 2010 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2011 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at September 30, 2010 and net interest income on a tax-equivalent basis for the year ending September 30, 2011 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years.  Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

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

Index

	Net Portfolio Value at		Net Interest Income
	September 30, 2010		September 30, 2011
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$132,455	(15.0)%	$51,916	(17.4)%
+ 100 basis point rate shock	143,666	(7.8)	57,367	(8.7)
Base case (no rate change)	155,812	-	62,818	-
- 100 basis point rate shock	169,763	9.0	65,011	3.5
- 200 basis point rate shock	186,776	19.9	63,840	1.6

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

Index

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

Item 2.  Issuer Purchase of Equity Securities

Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase, from time to time, shares of its own common stock in market or private transactions.  No shares were purchased under the stock repurchase program during the third quarter of 2010.  Throughout the third quarter of 2010, the maximum number of shares that could have been purchased was 76,568.  Such shares were authorized under a 200,000 share plan approved by the Corporation’s Board of Directors on February 21, 2008 and publicly announced on February 22, 2008.  The Corporation’s share repurchase plans do not have fixed expiration dates.

Item 6.  Exhibits

a) The following exhibits are included herein.

Exhibit No.	Name
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Press Release dated November 5, 2010 regarding the Corporation’s financial condition as of September 30, 2010 and its results of operations for the nine and three month periods then ended

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Date: November 4, 2010	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

Index

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 5, 2010 regarding the Corporation’s financial condition as of September 30, 2010 and its results of operations for the nine and three month periods then ended