Form 10-K
period 2010-12-31
FIRST OF LONG ISLAND CORP
filed 2011-03-16
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Yes ☐    No ☒

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2010, the last business day of the Corporation’s most recently completed second fiscal quarter, was $165,475,146.  This value was computed by reference to the price at which the stock was last sold on June 30, 2010 and excludes $21,039,875 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, March 10, 2011
Common Stock, $.10 par value	8,740,993

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Annual Report to shareholders for the fiscal year ended December 31, 2010 are incorporated by reference into Parts II and IV.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2011 are incorporated by reference into Part III.

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

The principal business of the Bank has historically consisted of attracting business and consumer checking deposits, money market deposits, time deposits and savings deposits and investing those funds in commercial and residential mortgage loans, commercial loans, home equity loans, and investment securities.  The Bank’s loan portfolio is primarily comprised of loans to borrowers on Long Island and in New York City, and its real estate loans are principally secured by properties located in those geographic areas.

The Bank’s investment securities portfolio is primarily comprised of pass-through mortgage-backed securities, collateralized mortgage obligations and state and municipal securities.

The Bank offers a variety of deposit products having a wide range of interest rates and terms. The principal products include checking accounts, money market accounts, savings accounts, escrow service and IOLA (interest on lawyer) accounts, time deposit accounts and IRA accounts.

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Lock Box Services
•	ATM Banking	•	Night Depository Services
•	Bank by Mail	•	Payroll Services
•	Bill Payment	•	Remote Deposit
•	Cash Management Services	•	Safe Deposit Boxes
•	Collection Services	•	Securities Transactions
•	Controlled Disbursement Accounts	•	Signature Guarantee Services
•	Counter Checks	•	Telephone Banking
•	Drive-Through Banking	•	Travelers Checks
•	Personal Money Orders	•	Trust and Investment Management Services
•	Internet Banking	•	U.S. Savings Bonds
•	Merchant Credit Card Depository Services	•	Wire Transfers and Foreign Cables
•	Mutual Funds, Annuities, Life Insurance and Securities	•	Withholding Tax Depository Services

The Bank has a main office located in Glen Head, New York, nineteen other full service offices (Babylon, Bayville, Bellmore, Cold Spring Harbor, East Meadow, Garden City, Greenvale, Huntington, Locust Valley, Merrick, Northport, Northport Village, Old Brookville, Point Lookout, Rockville Centre, Roslyn Heights, Sea Cliff, Valley Stream, Woodbury), twelve commercial banking offices (Bohemia, Deer Park, two in Farmingdale, Great Neck, Hauppauge, Hicksville, three in Manhattan, New Hyde Park, Port Jefferson Station), and two Select Service Banking Centers (Lake Success and Smithtown) which serve the needs of both businesses and consumers.  The Bank’s newest office is the full service office in Point Lookout, Long Island, which opened in February 2011.  The Bank continues to evaluate potential new branch sites both on Long Island and in New York City.

The Bank’s revenues are derived principally from interest on loans and investment securities, service charges and fees on deposit accounts, and income from trust and investment management services.

The Bank did not commence, abandon, or significantly change any of its lines of business during 2010.

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

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Loan Committee of the Board of Directors and contained in the Bank’s loan policies.  The loan policies allow for exceptions and set forth specific exception approval requirements.  Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan, and the value of the collateral, if any.  All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and be reviewed by the Bank’s appraisal review staff who are independent of the loan underwriting process.

The Bank conducts its lending activities out of its main office in Glen Head, NY and its Suffolk County regional office in Hauppauge, NY.  The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals, and consumers on Long Island and in New York City.  The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity loans and lines, commercial loans, construction loans, consumer loans, and commercial and standby letters of credit.  Commercial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts, or general business assets.  Consumer loans include, among other things, auto loans, home improvement loans, personal loans, overdraft checking lines, and VISA® credit cards.

The Bank makes both fixed and variable rate loans.  Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates.  Commercial and residential mortgage loans are made with terms not in excess of thirty years.  Fixed rate residential mortgage loans with terms greater than fifteen years are generally not maintained in the Bank’s portfolio.  Commercial mortgage loans generally reprice within five years, and home equity loans and home equity lines generally mature within ten years.  The Bank’s usual practice is to lend no more than 70% of appraised value on residential mortgage loans, 65% on home equity lines and fixed rate home equity loans, and 70% to 75% on commercial mortgage loans.  The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums .

The risks inherent in the Bank's loan portfolio primarily stem from the following factors relating to borrower size, geographic concentration, industry concentration, strength of the local economy including the real estate market, and environmental contamination.  Loans to small and medium-sized businesses sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls.  Most of the Bank’s loans are made to businesses and consumers on Long Island and in New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  At December 31, 2010, multifamily loans amounted to approximately $208 million and comprised approximately 50% of the Bank’s total commercial mortgage portfolio and 24% of the Bank’s total loans secured by real estate.  The ability of many of the Bank’s borrowers to repay their loans is dependent on the strength of the local economy.  In addition, if it becomes necessary to foreclose a loan secured by real estate, the ability of the Bank to fully realize its investment is dependent on, among other things, the strength of the local real estate market, the condition of the property and the absence of environmental contamination.  The Bank does not have any foreign loans.

Loans in excess of $400,000 up to and including $6,000,000 require the approval of the Management Loan Committee.  Loans in excess of $6,000,000 up to and including $10,000,000 also require the approval of two non-management members of the Board Loan Committee.  Loans in excess of $10,000,000 require the recommendation of the Management Loan Committee and the approval of a majority of the Board of Directors.

The composition of the Bank’s loan portfolio is set forth below.

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Commercial and industrial	$39,055	$48,891	$53,555	$61,317	$55,444
Secured by real estate:
Commercial mortgages	416,946	409,681	273,097	169,621	138,225
Residential mortgages	334,768	248,888	216,654	194,926	173,757
Home equity	103,829	109,010	99,953	81,846	66,934
Construction and land development	-	3,050	9,175	11,751	9,752
Other	5,790	5,763	3,761	4,893	4,835
	900,388	825,283	656,195	524,354	448,947
Net deferred loan origination costs	2,571	2,383	1,939	1,185	518
	902,959	827,666	658,134	525,539	449,465
Allowance for loan losses	(14,014)	(10,346)	(6,076)	(4,453)	(3,891)
	$888,945	$817,320	$652,058	$521,086	$445,574

Commercial and Industrial Loans.  The Bank makes commercial loans on a demand basis, short-term basis, or installment basis.  Short-term business loans are generally due and payable within one year and should be self liquidating during the normal course of the borrower’s business cycle.  Term and installment loans are usually due and payable within five years.  Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.  Maturity and rate information for the Bank’s commercial and industrial loans outstanding at December 31, 2010 is set forth below.

	Maturity
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial and industrial loans:
Fixed rate	$843	$3,307	$426	$4,576
Variable rate	19,909	12,979	1,591	34,479
	$20,752	$16,286	$2,017	$39,055

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

In processing requests for commercial mortgage loans, the Bank generally requires an environmental assessment to identify the possibility of environmental contamination.  The extent of the assessment procedures varies from property to property and is based on factors such as whether or not the subject property is an industrial building or has a suspected environmental risk based on current or past use.

Construction Loans.  From time to time, the Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally one year or less and advances are made as the construction progresses.  The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed.  There were no construction loans outstanding at December 31, 2010.

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

Past Due, Nonaccrual, and Restructured Loans. Selected information about the Bank’s past due, nonaccrual, and restructured loans can be found in the sections of the Corporation’s 2010 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note C - Loans” to the Corporation’s consolidated financial statements which have been incorporated by reference into Items 7 and 8, respectively, of this Form 10-K.

The past due status of a loan is based on the contractual terms in the loan agreement.  Unless a loan is well secured and in the process of collection, the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest payments.  The accrual of interest income on a loan is also discontinued when it is determined that the borrower will not be able to make principal and interest payments according to the contractual terms of the loan agreement.  When the accrual of interest income is discontinued on a loan, any accrued but unpaid interest is reversed against current period income.  As of December 31, 2010, the Bank did not have any material potential problem loans except for the loans disclosed in “Note C - Loans” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

Allowance for Loan Losses.  The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are promptly charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

In estimating losses the Bank reviews loans deemed to be impaired and measures impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and financial condition, and the amount of the shortfall in relation to the principal and interest owed.

Estimated losses for loans that are not individually deemed to be impaired are determined on a pooled basis using the Bank’s historical loss experience adjusted to reflect current conditions.  In adjusting historical loss experience, management considers a variety of factors including loan risk ratings, national and local economic conditions and trends, environmental risks, trends in volume and terms of loans, concentrations of credit, changes in lending policies and procedures, changes in the quality of the Bank’s loan review function, and experience, ability, and depth of the Bank’s lending staff.  The allowance for loan losses is comprised of impairment losses on the loans specifically reviewed plus estimated losses on the pools of loans that are not specifically reviewed.

Changes in the Bank’s allowance for loan losses for each of the five years in the period ended December 31, 2010 and the allocation of the Bank’s allowance for loan losses by loan type at the end of each of these years can be found in the section of the Corporation’s 2010 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.  Other detailed information on the Bank’s allowance for loan losses, impaired loans and the aging of loans can be found in “Note C – Loans” to the Corporation’s consolidated financial statements, which have been incorporated by reference into Item 8 of this Form 10-K.

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at December 31, 2010.  Most of these loans were made to borrowers domiciled on Long Island and in New York City.  In the last few years general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

Maturity Information.  The maturities and weighted average yields of the Bank’s investment securities at December 31, 2010 can be found in “Note B - Investment Securities” to the Corporation’s consolidated financial statements which have been incorporated by reference into Item 8 of this Form 10-K.

During 2010, the Bank received cash dividends totaling $247,000 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 5.01%.

Sources of Funds

General.  The Bank’s primary sources of liquidity are deposit growth, maturities and monthly payments on its investment securities and loan portfolios, operations, borrowings from brokerage firms and commercial banks under repurchase agreements, and borrowings from the Federal Reserve Bank and Federal Home Loan Bank of New York.  The Bank can also borrow overnight federal funds from other commercial banks.  A further discussion of borrowing sources and details of outstanding borrowings can be found in the sections of the Corporation’s 2010 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note F – Borrowed Funds” to the Corporation’s Consolidated Financial Statements which have been incorporated by reference into Items 7 and 8, respectively, of this Form 10-K.

The Bank offers checking and interest-bearing deposit products.  In addition to business checking, the Bank has a variety of personal checking products which differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any.  The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including NOW accounts and IOLA, escrow service accounts, rent security accounts, a variety of personal and nonpersonal money market accounts, a variety of personal and nonpersonal savings products, time deposits, holiday club accounts, and a variety of individual retirement accounts.

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

Classification of Average Deposits. The Bank’s average deposit balances by major classification are set forth below.

	Year ended December 31,
	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)
Checking	$373,788	-%	$334,487	-%	$317,696	-%
Savings and money market	651,506	.62	501,125	1.06	364,974	1.25
Time deposits	285,213	2.10	266,216	2.44	236,820	2.86
	$1,310,507	.77%	$1,101,828	1.07%	$919,490	1.23%

Remaining Maturities of Time Deposits.  The remaining maturities of the Bank’s time deposits in amounts of $100,000 or more and less than $100,000 at December 31, 2010 can be found in the “Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note E - Deposits” to the Corporation’s consolidated financial statements which have been incorporated by reference into Items 7 and 8, respectively, of this Form 10-K.

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

Employees

As of December 31, 2010, the Bank had 249 full-time equivalent employees and considers employee relations to be good.  Employees of the Bank are not represented by a collective bargaining unit.

Regulation

The Corporation is subject to the regulation and supervision of the Federal Reserve Board and the Securities and Exchange Commission.  The primary banking agency responsible for regulating the Bank is the Comptroller of the Currency.  The Bank is also subject to regulation and supervision by the Federal Reserve Board and the Federal Deposit Insurance Corporation.

Availability of Reports

The First National Bank of Long Island maintains an Internet website at www.fnbli.com.  The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Bank’s Internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  To access these reports go to the homepage of the Bank’s Internet website and click on “Investor Relations,” then click on “SEC Filings,” and then click on “Corporate SEC Filings.”  This will bring you to a listing of the Corporation’s reports maintained on the SEC’s EDGAR website.  You can then click on any report to view its contents.

You may also read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  You should call 1-800-SEC-0330 for more information on the public reference room.  Our SEC filings are also available on the SEC’s internet site at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The Corporation is exposed to a variety of risks, some of which are inherent in the banking business.  The more significant of these are addressed by the Corporation’s written policies and procedures. While management is responsible for identifying, assessing and managing risk, the Board of Directors is responsible for risk oversight.  The Board fulfills its risk oversight responsibilities primarily through its committees.  The risks faced by the Corporation include, among others, credit risk, allowance for loan loss risk, interest rate risk, liquidity risk, market risk for its common stock, economic conditions risk, operational risk, technology risk and regulatory and legislative risk.

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

The credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values and environmental contamination.  The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses.  Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls.  In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  At December 31, 2010, multifamily loans amounted to approximately $208 million and comprised approximately 50% of the Bank’s total commercial mortgage portfolio and 24% of the Bank’s total loans secured by real estate.  The primary source of repayment for multifamily loans is cash flows from the underlying properties.  Such cash flows are dependent on the strength of the local economy.  In the last few years general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.  Environmental impairment of properties securing mortgage loans is also a risk.  However, at the present time, the Corporation is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Allowance for Loan Loss Risk.  The Bank maintains an allowance for loan losses in an amount believed to be adequate to absorb probable incurred losses in its loan portfolio.  In arriving at the allowance for loan losses, an impairment analysis is performed on each loan where it is probable that the borrower will not make all required principal and interest payments according to contractual terms.  In addition, losses for all other loans in the Bank’s portfolio are determined on a pooled basis taking into account, among other things, historical loss experience, loan risk ratings, national and local economic conditions and trends, environmental risks, trends in volume and terms of loans, concentrations of credit, changes in lending policies and procedures, changes in the quality of the Bank’s loan review function, and experience, ability, and depth of the Bank’s lending staff.  Because estimating the allowance for loan losses is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture all probable incurred losses in the loan portfolio.  The Bank’s allowance at any point in time may need to be adjusted upward based on, among other things, additional information that comes to light after the estimate is made, changes in circumstances, or a recommendation by bank regulators based on their review of the Bank’s portfolio.  Such an adjustment could result in the need for a significant increase in the Bank’s provision for loan losses and have a material adverse impact on the Bank’s financial condition and results of operations.

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

Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income.  Furthermore, if the Bank owns interest rate floors that are in-the-money at the time of the interest rate decrease or become in-the-money as a result of the decrease, the magnitude of the positive impact should increase.  However, if the Bank does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, regardless of whether or not it owns interest rate floors, the magnitude of the positive impact will decline and could even be negative.

If interest rates decline, or have declined, and are sustained at the lower levels and, as a result, the Bank purchases securities at lower yields and loans are originated or repriced at lower yields, the impact on net interest income should be negative because a significant portion of the Bank’s average interest-earning assets are funded by noninterest-bearing checking deposits and capital.

Liquidity Risk.  Liquidity risk is the risk that the Bank will not have sufficient funds to accommodate loan growth, meet deposit outflows or make contractual payments on borrowing arrangements.  The Bank has addressed liquidity risk by adopting a Board committee approved liquidity policy and liquidity contingency plan that set forth quantitative risk limits and a protocol for responding to liquidity stress conditions should they arise.  The Bank encounters significant competition in its market area from branches of larger banks, various community banks, credit unions and other financial services organizations.  This, in addition to renewed consumer confidence in the equity markets, could cause deposit outflows, and such outflows could be significant.  However, the Bank believes that its present sources of liquidity, the details of which follow, are more than sufficient to meet loan demand, accommodate deposit outflows, and provide sufficient contingency liquidity.

The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, and maturities and monthly payments on its investment securities and loan portfolios.  At December 31, 2010, the Bank had approximately $414 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  At December 31, 2010, based on collateral in place at the FRB and FHLB, the Bank had a total borrowing capacity of approximately $700 million.

Market Risk for the Corporation’s Common Stock.  The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which were reconstituted in June 2010.  Upon reconstitution, the average market capitalization of companies in the Russell 2000 Index was $987 million, the median market capitalization was $448 million, the capitalization of the largest company in the index was $2.3 billion, and the capitalization of the smallest company in the index was $112 million.  The Corporation’s market capitalization on December 31, 2010 was approximately $250 million.

The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Economic Conditions Risk.  National and local economic conditions remain unfavorable.  This poses significant risks to both the Corporation’s business and the banking industry as a whole.  Specific risks include: reduced loan demand from quality borrowers; increased loan loss provisions resulting from a deterioration in loan quality caused by, among other things, depressed real estate values and high levels of unemployment; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

Operational Risk.  The Corporation relies on its system of internal controls to ensure that transactions are captured, recorded, processed and reported properly; confidential customer information is safeguarded; and fraud by employees and persons outside the Corporation is detected and prevented.  The Corporation’s internal controls may prove to be ineffective or employees may fail to comply with or override the controls, either of which could result in significant financial loss to the Corporation, adverse action by bank regulatory authorities or the SEC, and damage to the Corporation’s reputation.

Technology Risk.  Communications and information systems are essential to the conduct of the Bank’s business, as such systems  are used to manage customer relationships, deposits, loans, general ledger accounts, financial reporting and regulatory compliance.  While the Bank has established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do.  In addition, any compromise of the Bank’s information security systems could deter customers from using the Bank’s web site and its internet banking service, both of which involve the transmission of confidential information.  Although the Bank relies on commonly used security and processing systems to provide the security and authentication necessary to ensure the secure transmission and processing of data, these precautions may not protect our systems from all compromises or breaches of security.

In addition, the Bank outsources certain of its data processing to third-party providers.  If third-party providers encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption, or breach of security could damage the Bank’s reputation and result in a loss of customers and business, could subject the Bank to additional regulatory scrutiny, or could expose the Bank to civil litigation and possible financial liability.  Any of these occurrences could have a material adverse effect on the Corporation’s financial condition and results of operations.

The delivery of financial products and services has become increasingly technology-driven.  The Bank’s ability to meet the needs of its customers competitively, and in a cost-efficient manner, is dependent on its ability to keep pace with technological advances and to invest in new technology as it becomes available.  The ability to keep pace with technological change is important, and failure to do so could have a material adverse impact on the Corporation’s business and therefore its financial condition and results of operations.

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

Regulatory and Legislative Risk.  The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the FRB, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, which also insures the Bank’s deposits.  Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended for, among other things, the protection of depositors. Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business including investment practices, lending practices, deposit offerings and terms and capital levels.  The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on bank operations, imposing deposit insurance premiums and other assessments, setting required levels for the allowance for loan losses and capital, and imposing restrictions on the ability to pay cash dividends.  Changes in laws, regulations and supervisory policies, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s operations and financial results.  The Corporation controls the risk of noncompliance with laws and regulations by having Board approved compliance policies, hiring and retaining employees with the experience and skills necessary to properly address compliance on an ongoing basis, and consulting, when necessary with legal counsel on compliance matters.

Additional information regarding regulatory and legislative risk can be found in the Corporation’s 2010 Annual Report to Shareholders under the caption “Legislation and Regulatory Matters” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been incorporated by reference into Item 7 of this Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Corporation neither owns nor leases any real estate.  Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, NY in a building owned by the Bank.

As of December 31, 2010, the Bank owns a total of fourteen buildings in fee and leases twenty five other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan.  The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

PART II

In this Part II, the Corporation incorporates certain information by reference to portions of its Annual Report to Stockholders for the year ended December 31, 2010. The Annual Report is filed electronically with the SEC as Exhibit 13 to this Form 10-K.  The page references in this Part II are to this electronic version of the Annual Report and may not be the same as the pages in the printed Annual Report distributed by the Corporation to its stockholders.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Corporation’s common stock trades on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “FLIC”.  The table appearing on page 13 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 showing the high and low sales prices, by quarter, for the years ended December 31, 2010 and 2009 is incorporated herein by reference.

On March 10, 2011, there were 8,740,993 shares of the Corporation’s common stock outstanding with 551 holders of record.  The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

During 2010 and 2009, the Corporation declared quarterly cash dividends aggregating $.84 and $.76 per share, respectively.

The performance graph appearing on page 25 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 is incorporated herein by reference.

Since 1988, the Corporation has had a stock repurchase program under which it has purchased from time to time shares of its own common stock in market or private transactions.  The Corporation discontinued share repurchases in 2010 in order to preserve and rebuild capital in an uncertain economic climate.

ITEM 6.	SELECTED FINANCIAL DATA

“Selected Financial Data” appearing on page 13 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 14 through 29 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and appearing on pages 26 through 28 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, “Report of Independent Registered Public Accounting Firm,” and unaudited quarterly financial data appearing on pages 31 through 64 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 are incorporated herein by reference.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

“Management's Report on Internal Control Over Financial Reporting” appearing on page 30 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 is incorporated herein by reference.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

“Report of Independent Registered Public Accounting Firm” appearing on page 64 of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 is incorporated herein by reference.

(d)	Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

“ELECTION OF DIRECTORS”, “BUSINESS EXPERIENCE OF DIRECTORS AND OTHER DIRECTORSHIPS”, and “QUALIFICATIONS OF DIRECTORS” appearing on pages 4 through 9, “MANAGEMENT” appearing on page 20, “Governance and Nominating Committee” appearing on pages 10 and 11, “Audit Committee” appearing on pages 11 and 12, and “INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS” appearing on page 47 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011 are incorporated herein by reference.

The Corporation has adopted a code of ethics for senior financial officers.  For the purposes of the code of ethics, senior financial officer means the Corporation’s President and Chief Executive Officer, Chief Financial Officer and Treasurer, and Controller.  The Corporation’s Code of Ethics is posted on the Bank’s Internet website.  To access the Code of Ethics for Senior Financial Officers simply go to the homepage of the Bank’s Internet website at www.fnbli.com and click on “Investor Relations,” and then click on “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

“COMPENSATION OF DIRECTORS”, “COMPENSATION COMMITTEE REPORT”, “COMPENSATION DISCUSSION AND ANALYSIS”, “COMPENSATION OF EXECUTIVE OFFICERS”, “SUMMARY COMPENSATION TABLE”, “COMPENSATION PURSUANT TO PLANS”, and “EMPLOYMENT CONTRACTS” appearing on pages 15 through 19 and 22 through 46 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS” appearing on pages 1 through 3 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011 and the “EQUITY COMPENSATION PLAN INFORMATION” table appearing on page 39 of such Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

“TRANSACTIONS WITH MANAGEMENT AND OTHERS” appearing on pages 46 and 47 of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011 is incorporated herein by reference.

The Board of Directors of the Corporation presently consists of a non-executive chairman and nine other members. Each member, with the exception of Michael N. Vittorio who also serves as President and Chief Executive Officer of the Corporation and the Bank, is independent as independence for directors is defined in Nasdaq Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

“RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” appearing on pages 47 and 48 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

The following consolidated financial statements of the Corporation and its subsidiary and report of independent registered public accounting firm thereon as required by Item 8 of this report are incorporated herein by reference.

•	Consolidated Balance Sheets - December 31, 2010 and 2009
•	Consolidated Statements of Income - Years ended December 31, 2010, 2009 and 2008
•	Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008
•	Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

None applicable.

(a) 3. Listing of Exhibits

Exhibit No.	Name
3 (i)	Certificate of Incorporation, as amended	(1)
3 (ii)	By-laws, as amended	(2)
10.1*	Incentive Compensation Plan for Directors and Executive Officers, as amended	(3)
10.2*	1996 Stock Option and Appreciation Rights Plan, as amended	(4)
10.3*	The First of Long Island Corporation 2006 Stock Compensation Plan, as amended	(5)
10.4**	Employment Agreement between Registrant and Michael N. Vittorio dated January 3, 2005, as amended December 15, 2008	(6)
10.5**	Employment Agreement between Registrant and Donald L. Manfredonia dated January 1, 2002, as amended July 9, 2002, January 1, 2005 and December 15, 2008	(7)
10.6**	Employment Agreement between Registrant and Richard Kick, dated January 1, 2005, as amended December 15, 2008	(8)
10.7**	Employment Agreement between Registrant and Mark D. Curtis, dated January 1, 2005, as amended December 15, 2008 and June 1, 2009	(9)
10.8**	Employment Agreement between Registrant and Brian J. Keeney, dated January 1, 2005, as amended December 15, 2008	(10)
10.9**	Employment Agreement between Registrant and Sallyanne K. Ballweg, dated December 13, 2007, as amended December 1, 2008, December 15, 2008 and April 8, 2009	(11)
10.10*	Amendment to Supplemental Executive Retirement Program, dated December 15, 2008	(12)
13	Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2010
21	Subsidiary of Registrant
23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

* Compensatory plan
** Management contract

(1)	Previously filed as part of Report on Form 10-K for 1998, filed March 29, 1999, as exhibit 3(i), which exhibit is incorporated herein by reference.
(2)	Previously filed as part of Report on Form 8-K, filed September 27, 2010, as exhibit 3(ii), which exhibit is incorporated herein by reference.
(3)
Previously filed as part of Report on Form 8-K, filed January 24, 2007, as Item 5.02, which item is incorporated herein by reference.  The Plan was subsequently amended on June 15, 2010 and December 21, 2010.  The June 15, 2010 amendment to the Plan was previously filed as part of Report on Form 8-K, filed June 21, 2010, as Item 1.01 and part of Item 5.02, which items are incorporated herein by reference.  The December 21, 2010 amendment to the Plan was previously filed as part of Report on Form 8-K, filed December 22, 2010, as Items 1.01 and 5.02, which items are incorporated herein by reference.

(4)
Previously filed as part of Report on Form 10-K for 1995, filed March 22, 1996, as exhibit 10(b), which exhibit is incorporated herein by reference.  The Plan was subsequently amended on February 20, 2001 and December 15, 2008.  The February 20, 2001 amendment to the Plan was previously filed as part of Report on Form 10-K for 2000, filed March 27, 2001, as Exhibit 10.4, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to the Plan was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.8, which exhibit is incorporated herein by reference.

(5)
Plan filed as Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held April 18, 2006, filed March 15, 2006, which appendix is incorporated herein by reference.  The Plan was subsequently amended on December 15, 2008, June 15, 2010 and September 21, 2010.  The December 15, 2008 amendment to the Plan was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.9, which exhibit is incorporated herein by reference.  The June 15, 2010 amendment to the Plan was previously filed as part of Report on Form 8-K, filed June 21, 2010, as part of Item 5.02, which item is incorporated herein by reference.  The September 21, 2010 amendment to the Plan was previously filed as part of Report on Form 8-K, filed September 27, 2010, as Item 5.02 and Exhibit 10.15, which are incorporated herein by reference.

(6)
Employment agreement previously filed as part of Report on Form 8-K, filed January 20, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Vittorio’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.1, which exhibit is incorporated herein by reference.  Mr. Vittorio’s’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011.

(7)
Employment agreement previously filed as part of Report on Form 10-K for 2001, filed March 29, 2002, as exhibit 10.7, which exhibit is incorporated herein by reference. The July 9, 2002 amendment to Mr. Manfredonia’s employment agreement served to delete Section 8.1(b) “Additional Insurance” and eliminate the references in Section 8.2 to Section 8.1(b) and to “other insurance coverage”.  The January 1, 2005 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.5, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Manfredonia’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.3, which exhibit is incorporated herein by reference.  Mr. Manfredonia’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011.

(8)
Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.3, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Kick’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.5, which exhibit is incorporated herein by reference.  Mr. Kick’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011.

(9)
Employment agreement previously filed as part of Report on Form 8-K, filed March 3, 2005, as Exhibit 10.1, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Curtis’ employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.4, which exhibit is incorporated herein by reference.  The October 15, 2009 amendment to Mr. Curtis’ employment agreement was previously filed as part of Report on Form 8-K, filed October 21, 2009, as Exhibit 10.10, which exhibit is incorporated herein by reference.  Mr. Curtis’ current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011.

(10)
Employment agreement previously filed as part of Report on Form 8-K/A, filed March 9, 2005, as Exhibit 10.2.1, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Mr. Keeney’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.6, which exhibit is incorporated herein by reference.  Mr. Keeney’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011.

(11)
Employment agreement previously filed as part of Report on Form 8-K, filed January 4, 2008, as Exhibit 10.12, which exhibit is incorporated herein by reference.  The December 1, 2008 amendment to Ms. Ballweg’s employment agreement was previously filed as part of Report on Form 10-K for 2008, filed March 16, 2009, as exhibit 10.13, which exhibit is incorporated herein by reference.  The December 15, 2008 amendment to Ms. Ballweg’s employment agreement was previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.2, which exhibit is incorporated herein by reference.  The May 18, 2009 amendment to Ms. Ballweg’s employment agreement was previously filed as part of Report on Form 8-K, filed May 21, 2009, as Exhibit 10.13, which exhibit is incorporated herein by reference.  Ms. Ballweg’s current base annual salary is disclosed in Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2011.

(12)	Previously filed as part of Report on Form 8-K, filed December 19, 2008, as Exhibit 10.10, which exhibit is incorporated herein by reference.

(b) Exhibits

Exhibits as listed under 15(a)3. above are submitted as a separate section of this report.

(c) Financial Statement Schedules – None

Signatures

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 16, 2011	By	/s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

	By	/s/ MARK D. CURTIS
MARK D. CURTIS, Senior Vice President and Treasurer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 16, 2011
Walter C. Teagle III

/s/ ALLEN E. BUSCHING	Director	March 16, 2011
Allen E. Busching

/s/ PAUL T. CANARICK	Director	March 16, 2011
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 16, 2011
Alexander L. Cover

/s/ HOWARD THOMAS HOGAN JR.	Director	March 16, 2011
Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	March 16, 2011
John T. Lane

/s/ J. DOUGLAS MAXWELL JR.	Director	March 16, 2011
J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	March 16, 2011
Stephen V. Murphy

/s/ MILBREY RENNIE TAYLOR	Director	March 16, 2011
Milbrey Rennie Taylor

/s/ MICHAEL N. VITTORIO	Director	March 16, 2011
Michael N. Vittorio