Form 10-Q
period 2011-03-31
FIRST OF LONG ISLAND CORP
filed 2011-05-10
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________________________to_______________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011
Common stock, $.10 par value	8,753,817

THE FIRST OF LONG ISLAND CORPORATION
MARCH 31, 2011

Index

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
Assets:
Cash and due from banks	$28,527,000	$18,144,000
Overnight investments	248,000	276,000
Cash and cash equivalents	28,775,000	18,420,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $82,598,000 and $89,760,000)	79,451,000	86,578,000
Available-for-sale, at fair value (amortized cost of $629,099,000 and $649,278,000)	640,821,000	653,115,000
	720,272,000	739,693,000

Loan held for sale	975,000	1,000,000

Loans:
Commercial and industrial	43,795,000	39,055,000
Secured by real estate:
Commercial mortgages	434,609,000	416,946,000
Residential mortgages	352,474,000	334,768,000
Home equity	101,086,000	103,829,000
Consumer	5,629,000	5,790,000
	937,593,000	900,388,000
Net deferred loan origination costs	2,668,000	2,571,000
	940,261,000	902,959,000
Allowance for loan losses	(14,873,000)	(14,014,000)
	925,388,000	888,945,000

Federal Home Loan Bank stock, at cost	6,001,000	7,688,000
Bank premises and equipment, net	20,776,000	20,843,000
Prepaid income taxes	-	412,000
Deferred income tax benefits	-	2,199,000
Bank-owned life insurance	12,790,000	12,663,000
Pension plan assets, net	5,749,000	5,868,000
Prepaid FDIC assessment	3,407,000	3,792,000
Other assets	10,879,000	9,500,000
	$1,735,012,000	$1,711,023,000
Liabilities:
Deposits:
Checking	$411,529,000	$386,797,000
Savings, NOW and money market	672,120,000	637,975,000
Time, $100,000 and over	179,714,000	178,901,000
Time, other	93,047,000	89,265,000
	1,356,410,000	1,292,938,000
Short-term borrowings	18,180,000	61,590,000
Long-term debt	187,000,000	192,000,000
Current income taxes payable	252,000	-
Deferred income taxes payable	1,009,000	-
Accrued expenses and other liabilities	7,084,000	7,801,000
	1,569,935,000	1,554,329,000
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 8,753,817 and 8,707,665 shares	875,000	871,000
Surplus	36,263,000	35,526,000
Retained earnings	124,557,000	121,713,000
	161,695,000	158,110,000
Accumulated other comprehensive income (loss) net of tax	3,382,000	(1,416,000)
	165,077,000	156,694,000
	$1,735,012,000	$1,711,023,000
See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income:
Loans	$11,694,000	$11,245,000
Investment securities:
Taxable	3,932,000	4,846,000
Nontaxable	2,775,000	2,252,000
	18,401,000	18,343,000
Interest expense:
Savings, NOW and money market deposits	842,000	1,367,000
Time deposits	1,476,000	1,668,000
Short-term borrowings	55,000	57,000
Long-term debt	1,756,000	1,622,000
	4,129,000	4,714,000
Net interest income	14,272,000	13,629,000
Provision for loan losses	854,000	778,000
Net interest income after provision for loan losses	13,418,000	12,851,000

Noninterest income:
Investment Management Division income	396,000	376,000
Service charges on deposit accounts	791,000	904,000
Net gains on sales of available-for-sale securities	122,000	566,000
Other	354,000	315,000
	1,663,000	2,161,000
Noninterest expense:
Salaries	3,841,000	3,884,000
Employee benefits	1,267,000	1,294,000
Occupancy and equipment expense	1,891,000	1,758,000
Other operating expenses	2,068,000	2,041,000
	9,067,000	8,977,000

Income before income taxes	6,014,000	6,035,000
Income tax expense	1,244,000	1,430,000
Net income	$4,770,000	$4,605,000

Weighted average:
Common shares	8,726,733	7,224,110
Dilutive stock options and restricted stock units	116,023	108,426
	8,842,756	7,332,536

Earnings per share:
Basic	$ .55	$ .64
Diluted	$ .54	$ .63

Cash dividends declared per share	$ .22	$ .20

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2011

						Accumulated
						Oher
	Common Stock			Comprehensive	Retained	Comprehensive
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Total
Balance, January 1, 2011	8,707,665	$871,000	$35,526,000		$121,713,000	$(1,416,000)	$156,694,000
Net Income				$4,770,000	4,770,000		4,770,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				4,755,000		4,755,000	4,755,000
Pension plan adjustments				43,000		43,000	43,000
Repurchase of common stock	(5,786)	(1,000)	(152,000)				(153,000)
Common stock issued under stock compensation plans,including tax benefit	51,938	5,000	666,000				671,000
Stock-based compensation			223,000				223,000
Cash dividends declared					(1,926,000)		(1,926,000)
Comprehensive income				$9,568,000
Balance, March 31, 2011	8,753,817	$875,000	$36,263,000		$124,557,000	$3,382,000	$165,077,000

	Three Months Ended March 31, 2010

						Accumulated
						Other
	Common Stock			Comprehensive	Retained	Comprehensive
	Shares	Amount	Surplus	Income	Earnings	Income	Total
Balance, January 1, 2010	7,213,056	$721,000	$2,043,000		$110,047,000	$3,651,000	$116,462,000
Net Income				$4,605,000	4,605,000		4,605,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				1,309,000		1,309,000	1,309,000
Pension plan adjustments				52,000		52,000	52,000
Repurchase of common stock	(3,581)	-	(91,000)				(91,000)
Common stock issued under stock compensation plans,including tax benefit	42,259	4,000	437,000				441,000
Stock-based compensation			159,000				159,000
Cash dividends declared					(1,447,000)		(1,447,000)
Comprehensive income				$5,966,000
Balance, March 31, 2010	7,251,734	$725,000	$2,548,000		$113,205,000	$5,012,000	$121,490,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$4,770,000	$4,605,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	854,000	778,000
Loss on loan held for sale	25,000	-
Deferred income tax provision	49,000	65,000
Depreciation and amortization	708,000	679,000
Premium amortization on investment securities, net	1,050,000	1,159,000
Net gains on sales of available-for-sale securities	(122,000)	(566,000)
Stock-based compensation expense	223,000	159,000
Accretion of cash surrender value on bank owned life insurance	(127,000)	(124,000)
Decrease in prepaid income taxes	412,000	179,000
Decrease in prepaid FDIC assessment	385,000	394,000
Decrease (increase) in pension plan and other assets	(1,188,000)	112,000
Decrease in accrued expenses and other liabilities	(727,000)	(366,000)
Increase in income taxes payable	252,000	990,000
Net cash provided by operating activities	6,564,000	8,064,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	4,370,000	11,075,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	7,156,000	12,559,000
Available-for-sale	32,452,000	42,221,000
Purchase of available-for-sale securities	(17,600,000)	(21,754,000)
Net increase in loans to customers	(37,297,000)	(25,966,000)
Net decrease in Federal Home Loan Bank stock	1,687,000	2,273,000
Purchases of bank premises and equipment	(641,000)	(2,635,000)
Net cash provided by (used in) investing activities	(9,873,000)	17,773,000

Cash Flows From Financing Activities:
Net increase in total deposits	63,472,000	24,205,000
Net decrease in short-term borrowings	(43,410,000)	(51,309,000)
Repayment of long-term debt	(5,000,000)	-
Exercise of stock options	602,000	406,000
Tax benefit of stock compensation plans	69,000	35,000
Repurchase of common stock	(153,000)	(91,000)
Cash dividends paid	(1,916,000)	(2,890,000)
Net cash provided by (used in) financing activities	13,664,000	(29,644,000)
Net increase (decrease) in cash and cash equivalents	10,355,000	(3,807,000)
Cash and cash equivalents, beginning of year	18,420,000	33,342,000
Cash and cash equivalents, end of period	$28,775,000	$29,535,000

Supplemental Information:
Cash paid for:
Interest	$4,047,000	$4,449,000
Income taxes	462,000	161,000

Noncash financing activity:
Cash dividends payable	1,926,000	-

  See notes to unaudited consolidated financial statements

Index

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
MARCH 31, 2011
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

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp., and The First of Long Island REIT, Inc.  The consolidated entity is referred to as the Corporation and the Bank and its direct and indirect subsidiaries are collectively referred to as the Bank. The Corporation’s financial condition and operating results principally reflect those of the Bank.  All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial information included herein as of and for the periods ended March 31, 2011 and 2010 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2010 consolidated balance sheet was derived from the Corporation's December 31, 2010 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2.  Investment Securities

The following tables set forth the amortized cost and fair value of the Bank’s investment securities at March 31, 2011 and December 31, 2010.

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$48,028	$1,800	$(48)	$49,780
Pass-through mortgage securities	9,629	574	(2)	10,201
Collateralized mortgage obligations	21,794	823	-	22,617
	$79,451	$3,197	$(50)	$82,598
Available-for-Sale Securities:
U.S. government agencies	$5,000	$118	$-	$5,118
State and municipals	232,314	4,358	(1,986)	234,686
Pass-through mortgage securities	71,333	4,322	-	75,655
Collateralized mortgage obligations	320,452	6,196	(1,286)	325,362
	$629,099	$14,994	$(3,272)	$640,821

Index

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$49,294	$1,632	$(132)	$50,794
Pass-through mortgage securities	11,025	638	-	11,663
Collateralized mortgage obligations	26,259	1,044	-	27,303
	$86,578	$3,314	$(132)	$89,760
Available-for-Sale Securities:
U.S. government agencies	$5,000	$155	$-	$5,155
State and municipals	221,832	1,793	(8,013)	215,612
Pass-through mortgage securities	76,036	4,470	(35)	80,471
Collateralized mortgage obligations	346,410	6,796	(1,329)	351,877
	$649,278	$13,214	$(9,377)	$653,115

At March 31, 2011, $278,487,000 of the Corporation’s municipal securities were rated AA or better, $2,603,000 were rated A and $1,624,000 were non-rated bonds of local municipalities.  The Corporation’s pass-through mortgage security portfolio at March 31, 2011 is comprised of $72,836,000, $11,645,000 and $803,000 issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), respectively.  Each issuer’s pass-through securities are backed by residential mortgages conforming to its underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s collateralized mortgage obligations were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.

At March 31, 2011 investment securities with a carrying value of $257,014,000 were pledged as collateral to secure public deposits and borrowed funds.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses at March 31, 2011 and December 31, 2010 presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$72,091	$(2,002)	$1,836	$(32)	$73,927	$(2,034)
Pass-through mortgage securities	395	(2)	-	-	395	(2)
Collateralized mortgage obligations	69,284	(1,286)	-	-	69,284	(1,286)
Total temporarily impaired	$141,770	$(3,290)	$1,836	$(32)	$143,606	$(3,322)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$145,559	$(8,106)	$508	$(39)	$146,067	$(8,145)
Pass-through mortgage securities	7,451	(35)	-	-	7,451	(35)
Collateralized mortgage obligations	68,778	(1,329)	-	-	68,778	(1,329)
Total temporarily impaired	$221,788	$(9,470)	$508	$(39)	$222,296	$(9,509)

Index

Investment securities are evaluated for other-than-temporary impairment (“OTTI”) no less often than quarterly.  In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Because the unrealized losses reflected in the preceding tables are attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Proceeds	$4,370	$11,075

Gross gains	122	566
Gross losses	-	-
Net gains	$122	$566

The tax provisions related to these net realized gains were $48,000 and $225,000 for the three months ended March 31, 2011 and 2010, respectively.

Maturities. The following table sets forth the amortized cost and fair value of the Bank’s investment securities at March 31, 2011 by expected maturity.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$2,808	$2,836	$11,174	$11,687	$27,010	$28,106	$7,036	$7,151
Pass-through mortgage securities	-	-	4,595	4,742	1,124	1,218	3,910	4,241
Collateralized mortgage obligations	-	-	-	-	-	-	21,794	22,617
	$2,808	$2,836	$15,769	$16,429	$28,134	$29,324	$32,740	$34,009

Index

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$-	$-	$-	$-	$5,000	$5,118	$-	$-
State and municipals	2,917	2,966	11,098	11,556	17,011	17,654	201,288	202,510
Pass-through mortgage securities	-	-	727	766	3,950	4,310	66,656	70,579
Collateralized mortgage obligations	-	-	-	-	3,849	3,906	316,603	321,456
	$2,917	$2,966	$11,825	$12,322	$29,810	$30,988	$584,547	$594,545

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

3.  Loans

The following tables set forth by portfolio segment as of March 31, 2011 and December 31, 2010: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  They also set forth by portfolio segment the activity in the allowance for loan losses for the three month period ended March 31, 2011.

	March 31, 2011
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity	Consumer	Total
Loans:	(in thousands)
Individually evaluated for impairment	$23	$2,305	$744	$-	$-	$3,072
Collectively evaluated for impairment	43,772	432,304	351,730	101,086	5,629	934,521
	$43,795	$434,609	$352,474	$101,086	$5,629	$937,593

Allocation of allowance for loan losses to:
Loans individually evaluated for impairment	$23	$914	$-	$-	$-	$937
Loans collectively evaluated for impairment	734	7,543	4,195	1,301	163	13,936
	$757	$8,457	$4,195	$1,301	$163	$14,873

Activity in allowance for loan losses:
Beginning balance	$803	$7,680	$4,059	$1,415	$57	$14,014
Charge-offs	-	-	-	-	-	-
Recoveries	5	-	-	-	-	5
Provision for loan losses (credit)	(51)	777	136	(114)	106	854
Ending balance	$757	$8,457	$4,195	$1,301	$163	$14,873

	December 31, 2010
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity	Consumer	Total
Loans:	(in thousands)
Individually evaluated for impairment	$27	$2,314	$945	$-	$-	$3,286
Collectively evaluated for impairment	39,028	414,632	333,823	103,829	5,790	897,102
	$39,055	$416,946	$334,768	$103,829	$5,790	$900,388

Allocation of allowance for loan losses to:
Loans individually evaluated for impairment	$27	$870	$-	$-	$-	$897
Loans collectively evaluated for impairment	776	6,810	4,059	1,415	57	13,117
	$803	$7,680	$4,059	$1,415	$57	$14,014

Index

The following table sets forth information regarding individually impaired loans by class of loans as of and for the three months ended March 31, 2011, including the interest income recognized while the loans were impaired.

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:	(in thousands)
Multifamily commercial mortgages	$438	$438	$-	$444	$-
Residential mortgages	744	744	-	747	2

With an allowance recorded:
Commercial and industrial	23	23	23	25	1
Multifamily commercial mortgages	1,867	1,867	914	1,867	-

Total:
Commercial and industrial	23	23	23	25	1
Multifamily commercial mortgages	2,305	2,305	914	2,311	-
Residential mortgages	744	744	-	747	2
	$3,072	$3,072	$937	$3,083	$3

The following table sets forth information regarding individually impaired loans by class of loans as of December 31, 2010.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:	(in thousands)
Multifamily commercial mortgages	$447	$447	$-
Residential mortgages	945	945	-

With an allowance recorded:
Commercial and industrial	27	27	27
Multifamily commercial mortgages	1,867	1,867	870

Total:
Commercial and industrial	27	27	27
Multifamily commercial mortgages	2,314	2,314	870
Residential mortgages	945	945	-
	$3,286	$3,286	$897

Interest income recorded by the Corporation on loans considered to be impaired is generally recognized on a cash basis.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loan.

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands)
Multifamily commercial mortgages	$2,305	$2,314
Residential mortgages	555	622
	$2,860	$2,936

Index

The following table presents the aging of the recorded investment in loans as of March 31, 2011 and December 31, 2010 by class of loans.

	March 31, 2011
			Nonaccrual
			Loans &	Total Past
			Loans 90	Due Loans &
	30-59 Days	60-89 Days	Days or More	Nonaccrual		Total
	Past Due	Past Due	Past Due	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$246	$-	$-	$246	$43,549	$43,795
Commercial mortgages:
Multifamily	-	-	2,305	2,305	220,389	222,694
Owner-occupied	-	-	-	-	85,194	85,194
Other	-	-	-	-	126,721	126,721
Residential mortgages	253	-	555	808	351,666	352,474
Home equity	-	-	-	-	101,086	101,086
Consumer	33	-	-	33	5,596	5,629
	$532	$-	$2,860	$3,392	$934,201	$937,593

	December 31, 2010
			Nonaccrual
			Loans &	Total Past
			Loans 90	Due Loans &
	30-59 Days	60-89 Days	Days or More	Nonaccrual		Total
	Past Due	Past Due	Past Due	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$39,055	$39,055
Commercial mortgages:
Multifamily	-	-	2,315	2,315	205,784	208,099
Owner-occupied	-	-	-	-	83,386	83,386
Other	-	-	-	-	125,461	125,461
Residential mortgages	491	839	621	1,951	332,817	334,768
Home equity	328	-	-	328	103,501	103,829
Consumer	2	-	-	2	5,788	5,790
	$821	$839	$2,936	$4,596	$895,792	$900,388

Credit Quality Indicators.  The Corporation categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, historical payment experience, credit documentation, public information and current economic trends.

Commercial and industrial loans and commercial mortgage loans are risk rated utilizing a ten point rating system.  The risk ratings are defined as follows:

1 – 2
Cash flow is of high quality and stable. Borrower has very good liquidity and ready access to traditional sources of credit.  This category also includes loans to borrowers secured by cash and/or marketable securities within approved margin requirements.

3 – 4	Cash flow quality is strong, but shows some variability. Borrower has good liquidity and asset quality. Borrower has access to traditional sources of credit with minimal restrictions.
5 – 6
Cash flow quality is acceptable but shows some variability.  Liquidity varies with operating cycle and assets provide an adequate margin of protection. Borrower has access to traditional sources of credit, but generally on a secured basis.

7	Watch - Cash flow has a high degree of variability and subject to economic downturns. Liquidity is strained and the ability of the borrower to access traditional sources of credit is diminished.

Index

8
Special Mention - The borrower has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

9
Substandard - Loans are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

10
Doubtful - Loans have all the inherent weaknesses of those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Risk ratings are initially assigned by the lending officer together with any necessary approval authority.  The ratings are regularly assessed through ongoing borrower contact, independent loan review, the analysis of the allowance for loan losses and delinquency trends.  Commercial and industrial loans and commercial mortgage loans with balances in excess of $500,000 are generally reviewed no less often than annually.  Other loans in these categories are reviewed periodically, the frequency of which is determined by the Bank’s ongoing assessments of the borrowers’ condition.

At March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the recorded investment in commercial and industrial loans and commercial real estate loans by loan class and risk rating is as follows:

Internally	March 31, 2011
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$6,821	$-	$-	$-	$-
3 - 4	855	-	-	-	-
5 - 6	35,131	216,367	74,992	123,420	414,779
7	330	4,022	2,415	3,301	9,738
8	-	-	1,972	-	1,972
9	658	2,305	5,815	-	8,120
10	-	-	-	-	-
	$43,795	$222,694	$85,194	$126,721	$434,609

Internally	December 31, 2010
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$6,678	$-	$-	$-	$-
3 - 4	410	-	-	-	-
5 - 6	30,485	202,196	69,781	121,691	393,668
7	910	3,534	6,202	3,323	13,059
8	-	502	3,813	-	4,315
9	572	1,867	3,590	447	5,904
10	-	-	-	-	-
	$39,055	$208,099	$83,386	$125,461	$416,946

Residential mortgage loans, home equity loans and other consumer loans are risk rated utilizing a three point rating system based on Fair Isaac Corporation (“FICO”) scores and regulatory classification.  A FICO score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required.  FICO scores for each borrower are updated on an annual basis.  The risk ratings are defined as follows:

Index

1.	FICO score is equal to or greater than 680.

2.	FICO score is 635 to 679.

3.	FICO score is below 635 or the loan is classified, criticized or on the watch list.

At March 31, 2011 and December 31, 2010, and based on the most recent FICO score obtained by the Corporation, the recorded investment in residential mortgages, home equity loans, and other consumer loans by credit quality indicator is as follows:

Internally	March 31, 2011
Assigned	Residential	Home
Risk Rating	Mortgages	Equity	Consumer
	(in thousands)
1	$314,784	$81,211	$4,296
2	23,084	9,820	679
3	14,606	10,055	182
Not Rated	-	-	472
	$352,474	$101,086	$5,629

Internally	December 31, 2010
Assigned	Residential	Home
Risk Rating	Mortgages	Equity	Consumer
	(in thousands)
1	$290,820	$81,987	$1,489
2	26,095	11,276	3,505
3	17,853	10,566	382
Not Rated	-	-	414
	$334,768	$103,829	$5,790

4.  Stock-based Compensation

The Corporation’s 2006 Stock Compensation Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 155,856 shares remain available for grant as of March 31, 2011.

Fair Value of Stock Option Awards.  The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  The values of awards made in 2011 and 2010, as well as the assumptions utilized in determining such values, are presented below.

	2011	2010
Grant date fair value	$ 10.30	$ 9.13
Expected volatility	45.83%	47.68%
Expected dividends	3.03%	3.19%
Expected term (in years)	7.16	6.82
Risk-free interest rate	1.93%	2.34%

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and, if necessary, adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $223,000 and $159,000 and recognized related income tax benefits of $89,000 and $63,000 in the first three months of 2011 and 2010, respectively.

Index

Option Activity.  On January 25, 2011, the Corporation’s Board of Directors granted 50,025 nonqualified stock options under the 2006 Plan.  The options were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.

A summary of stock options outstanding under the Corporation’s stock compensation plans as of March 31, 2011 and changes during the three month period then ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2011	476,095	$20.72
Granted	50,025	29.02
Exercised	(33,989)	17.72
Forfeited or expired	(1,776)	12.65
Outstanding at March 31, 2011	490,355	$21.81	5.69	$2,978
Exercisable at March 31, 2011	317,836	$20.54	4.38	$2,292

The total intrinsic value of options exercised during the first three months of 2011 and 2010 was $333,000 and $298,000, respectively.

Restricted Stock Activity.  On January 25, 2011, the Corporation’s Board of Directors granted 15,620 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2013 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s nonvested shares as of March 31, 2011 and changes during the three month period then ended is presented below.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	33,271	$21.32
Granted	15,620	26.40
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2011	48,891	$22.95

Unrecognized Compensation Cost. As of March 31, 2011, there was $1,854,000 of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 3.15 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the three months ended March 31, 2011 and 2010 was $602,000 and $406,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the first three months of 2011 and 2010 was $69,000 and $35,000, respectively.

Index

Other.  No cash was used to settle stock options during the first three months of 2011 or 2010.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

5.  Stockholders’ Equity

On July 20, 2010 the Corporation sold 1,437,500 shares of its common stock in an underwritten public offering at a price of $24 per share.  The net proceeds of the offering, after the underwriting discount and offering expenses paid by the Corporation, were $32,362,000.

Earnings Per Share.  There were 109,746 and 130,390 shares of common stock underlying equity awards outstanding at March 31, 2011 and 2010, respectively, and for the quarterly periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

Repurchase of Common Stock.  The line captioned repurchase of common stock in the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2011 is comprised of 5,125 shares of common stock with a value of $136,000 withheld upon the conversion of RSUs and 661 shares with a value of $17,000 that were tendered upon the exercise of stock options.  The line captioned repurchase of common stock for the three months ended March 31, 2010 is comprised of 3,581 shares with a value of $91,000 withheld upon the conversion of RSUs.  The value of the shares withheld in both three-month periods was used to satisfy the personal tax liabilities of the RSU holders.

6.  Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Service cost, net of plan participant contributions	$307	$300
Interest cost	334	298
Expected return on plan assets	(522)	(448)
Amortization of prior service cost	6	6
Amortization of net actuarial loss	66	80
Net pension cost	$191	$236

The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions.  The Bank’s cash contributions are usually made once a year just prior to the Plan’s year end of September 30.  For the Plan year ending September 30, 2011, the Bank has no minimum required pension contribution and a maximum tax deductible contribution of $4,201,000.  The Bank expects to make a contribution within that range by September 30, 2011, but the amount of such contribution has not yet been determined.  The Bank contributed $3,741,984 to the Plan for the plan year ended September 30, 2010.

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

The fair values of the Corporation’s available-for-sale securities are summarized below.

		Fair Value Measurements at March 31, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,118	$-	$5,118	$-
State and municipals	234,686	-	234,686	-
Pass-through mortgage securities	75,655	-	75,655	-
Collateralized mortgage obligations	325,362	-	325,362	-
	$640,821	$-	$640,821	$-

		Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,155	$-	$5,155	$-
State and municipals	215,612	-	215,612	-
Pass-through mortgage securities	80,471	-	80,471	-
Collateralized mortgage obligations	351,877	-	351,877	-
	$653,115	$-	$653,115	$-

The Corporation’s assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan Held for Sale:	(in thousands)
March 31, 2011	$ 975	$ -	$ 975	$ -
December 31, 2010	1,000	-	1,000	-

Impaired loan:
March 31, 2011	953	-	953	-
December 31, 2010	-	-	-	-

The loan held for sale is nonaccruing and carried at the lower of cost or fair value.  The loan has a cost basis of $1,300,000 and a related valuation allowance of $325,000 and $300,000 at March 31, 2011 and December 31, 2010, respectively.  The fair value of this loan was determined using indications of interest from several potential buyers.  The valuation allowance was established through charges to other noninterest income.

Index

The impaired loan, which was measured for impairment using the fair value of the collateral, had a principal balance of $1,867,000 and a valuation allowance of $914,000 at March 31, 2011.  At December 31, 2010, this loan had a principal balance of $1,867,000 and a valuation allowance of $870,000, but was not measured at fair value.  An additional provision of $44,000 was recorded for this loan during the three months ended March 31, 2011.

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

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:	(in thousands)
Cash and cash equivalents	$28,775	$28,775	$18,420	$18,420
Held-to-maturity securities	79,451	82,598	86,578	89,760
Loans	925,388	930,275	888,945	898,779
Federal Home Loan Bank stock	6,001	6,001	7,688	7,688
Restricted stocks (included in other assets)	1,433	1,433	467	467
Accrued interest receivable	8,247	8,247	7,875	7,875

Financial Liabilities:
Checking deposits	411,529	411,529	386,797	386,797
Savings, NOW and money market deposits	672,120	672,120	637,975	637,975
Time deposits	272,761	280,137	268,166	274,460
Short-term borrowings	18,180	18,180	61,590	61,590
Long-term debt	187,000	199,135	192,000	205,718
Accrued interest payable	3,108	3,108	3,027	3,027

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

Index

Federal Home Loan Bank stock.  The recorded book value of Federal Home Loan Bank stock is its fair value because Federal Home Loan Bank of New York stock is redeemable at cost.

Deposit liabilities.  The fair value of deposits with no stated maturity, such as checking deposits, money market deposits, NOW accounts and savings deposits, is equal to their recorded book value.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU requires significantly more disclosure about credit quality in a financial institution’s portfolio and the allowance for credit losses. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of ASU 2010-20 resulted in the disclosures included in “Note 3–Loans” to the Corporation’s consolidated financial statements.

9.  Impact of Not Yet Effective Authoritative Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-2 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in ASU 2011-2 provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  ASU 2011-2 also implements the disclosure requirements regarding troubled debt restructurings set forth in ASU 2010-20.  ASU 2011-2 is effective for interim or annual periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-2 will result in additional disclosures regarding troubled debt restructurings.

Index

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp. (“FNY”), and The First of Long Island REIT, Inc. (“REIT”).  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  The Bank’s primary service area is Nassau and Suffolk Counties, Long Island.  However, the Bank has three commercial banking branches in Manhattan and may open additional New York City branches in the future.

Overview

The Corporation reported net income of $4.8 million for the first quarter of 2011, an increase of 3.6%, from $4.6 million earned in the same period last year.  Earnings per share were $.54 for the quarter, a decrease of $.09 from $.63 per share earned in the same period last year.  Returns on average assets (ROA) and average equity (ROE) were 1.12% and 11.97%, respectively, for the first quarter of 2011 as compared to 1.13% and 15.56%, respectively, for the same period last year.  The decreases in earnings per share and ROE were primarily attributable to the dilutive effect of the 2010 sale of 1.4 million shares of common stock.  Furthermore, securities gains were $122,000 in the first quarter of this year versus $566,000 in the same period last year.  Excluding these gains, net income is up by $432,000, or 10.1%, and earnings per share is down by $.05.

Growth in net interest income of $643,000, or 4.7%, was the primary driver of the increase in net income for the first quarter of this year compared to the same period last year.  Net interest income increased for a variety of reasons including an overall increase in total average interest-earning assets of $68.5 million, or 4.3%.  In addition, management improved the mix of the Bank’s interest-earning assets by focusing its growth efforts on higher yielding asset categories, namely loans and tax-exempt securities, and using runoff from lower yielding taxable securities to fund some of this growth.  The remainder of the growth was funded by increases in checking deposits and capital, both of which are desirable funding sources because neither has an associated interest cost.  The benefit derived from the growth and change in mix of interest-earning assets and use of noninterest bearing funding outweighed the negative impact of market driven declines in yield on both the Bank’s securities and loan portfolios.  The Bank’s net interest income also benefitted from management’s successful efforts to decrease the overall cost of interest-bearing liabilities, despite measures taken to mitigate the negative impact that future increases in interest rates could have on the Bank’s earnings.  These measures, which included the promotion of five year time deposits and additional long-term borrowings, resulted in paying more for funding today in exchange for reducing the potential negative impact that future increases in interest rates could have on the Bank’s earnings.

Other key components contributing to the Bank’s positive results for the current quarter were management’s ongoing expense control efforts, including a $186,000 reduction in income tax expense resulting primarily from the growth in the tax-exempt securities portfolio.  Although the Bank opened five new branches since the beginning of 2010, salaries and employee benefits decreased slightly from the same period last year.  The decrease in salaries resulted from management’s ability to reduce staff without compromising internal controls or service quality. From the standpoint of branch staffing, in some cases management was able to staff new branches with experienced personnel from existing branches and thereby avoid adding to overall staff count.  In addition, when deemed appropriate from a service and efficiency standpoint, management reduced staff in other areas of the Bank through attrition.  The decrease in employee benefit expense is primarily attributable to lower pension plan expense.

Index

The Bank’s provision for loan losses was $854,000 for the first quarter of 2011 compared to $778,000 for the same quarter last year.  The provision for the first quarter of 2011 is primarily attributable to growth in the loan portfolio and, from management’s perspective, a lack of meaningful improvement in national and local economic conditions.  The Bank’s allowance for loan losses at March 31, 2011 was $14.9 million, or 1.58% of total loans, compared to $14.0 million, or 1.55% of total loans, at December 31, 2010.  The credit quality of the Bank’s loan portfolio remains excellent as evidenced by, among other things, a very low level of delinquent loans.  Total delinquent loans amounted to $3.4 million at March 31, 2011, comprised of loans past due 30 to 59 days of $532,000 and nonaccrual loans of $2.9 million.  The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of municipal securities rated AA or better by major rating agencies.

The Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 9.39%, 20.20% and 21.46%, respectively, at March 31, 2011.  The strength of the Corporation’s balance sheet, from both a capital and asset quality perspective, positions the Bank for continued growth in a measured and disciplined fashion.  Key strategic initiatives to improve the Bank’s earnings prospects will continue to include loan growth and expansion of the Bank’s branch distribution system both on Long Island and in New York City.  Thus far in 2011, the Bank opened a full service branch in Point Lookout, Long Island and plans to open a full service branch in Massapequa, Long Island later in the year.

Index

Net Interest Income

Average Balance Sheet, Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2011			2010
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Overnight investments	$296	$-	-%	$190	$-	-%
Investment Securities:
Taxable	465,501	3,932	3.38	531,691	4,846	3.65
Nontaxable (1)	273,048	4,205	6.16	217,647	3,412	6.27
Loans (1) (2)	916,397	11,699	5.12	837,194	11,251	5.38
Total interest-earning assets	1,655,242	19,836	4.80	1,586,722	19,509	4.92
Allowance for loan losses	(14,273)			(10,697)
Net interest-earning assets	1,640,969			1,576,025
Cash and due from banks	31,763			29,500
Premises and equipment, net	20,906			19,688
Other assets	30,624			28,942
	$1,724,262			$1,654,155

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$654,733	842	.52	$642,643	1,367	.86
Time deposits	268,949	1,476	2.23	317,650	1,668	2.13
Total interest-bearing deposits	923,682	2,318	1.02	960,293	3,035	1.28
Short-term borrowings	53,227	55	.42	57,813	57	.40
Long-term debt	187,556	1,756	3.80	162,000	1,622	4.06
Total interest-bearing liabilities	1,164,465	4,129	1.44	1,180,106	4,714	1.62
Checking deposits	391,457			345,267
Other liabilities	6,665			8,763
	1,562,587			1,534,136
Stockholders' equity	161,675			120,019
	$1,724,262			$1,654,155

Net interest income (1)		$15,707			$14,795
Net interest spread (1)			3.36%			3.30%
Net interest margin (1)			3.79%			3.72%

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

	Three Months Ended March 31,
	2011 Versus 2010
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Investment securities:
Taxable	$(603)	$(355)	$44	$(914)
Nontaxable	869	(60)	(16)	793
Loans	1,064	(563)	(53)	448
Total interest income	1,330	(978)	(25)	327

Interest Expense:
Savings, NOW & money market deposits	26	(541)	(10)	(525)
Time deposits	(256)	75	(11)	(192)
Short-term borrowings	(5)	3	-	(2)
Long-term debt	256	(105)	(17)	134
Total interest expense	21	(568)	(38)	(585)

Increase (decrease) in net interest income	$1,309	$(410)	$13	$912

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance shown in the table could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net interest income on a tax-equivalent basis increased by $912,000 when comparing the first quarter of 2011 to the same period last year.  The most significant reasons for the increase in net interest income were growth in the Bank’s loan and tax-exempt securities portfolios and decreases in the rates paid on certain categories of interest-bearing liabilities.  On an average balance basis, total loans grew by $79.2 million, or 9.5%, when comparing the first quarter of 2011 to the same period last year and tax-exempt securities grew by $55.4 million, or 25.5%.  Growth in these asset categories was funded primarily by a decrease in taxable securities of $66.2 million, or 12.4%, an increase in checking deposits of $46.2 million, or 13.4%, and an increase in stockholder’s equity of $41.7 million, or 34.7%.  The positive impact of loan and tax-exempt securities growth and the lower cost of certain interest-bearing liabilities was partially offset by market driven decreases in the overall yield on the Bank’s loan and securities portfolios and an increase in the cost of time deposits.  The cost of time deposits increased and the overall average balance of such deposits decreased as management promoted higher yielding, longer-term time deposits and was less aggressive in pricing shorter-term, lower yielding time deposits.  This strategy, along with increasing the Bank’s long-term borrowing position, was undertaken to lock in a portion of the Bank’s funding cost for a period of time and thereby reduce the exposure of the Bank’s future earnings to increases in interest rates.

Net interest spread, or the difference between the overall yield on interest-earning assets and the overall cost of interest-bearing liabilities, increased by 6 basis points when comparing the first quarter of 2011 to the same period last year.  Despite management’s successful efforts to increase higher yielding assets, lower market interest rates and increased loan competition led to a decrease in the overall yield on the Bank’s interest-earning assets of 12 basis points.  The decrease in yield on interest earnings assets was more than offset by a decrease in the overall cost of interest-bearing liabilities of 18 basis points.  This decrease occurred primarily because management reduced savings, NOW and money market rates throughout 2010, and thereby lowered the Bank’s cost of deposits by 26 basis points.  The spread increase, when applied to those interest-earning assets funded by interest-bearing liabilities, positively impacted both net interest income and net interest margin.  On the other hand, for those interest-earning assets funded by noninterest-bearing checking deposits and capital, the 12 basis point decline in asset yield had an offsetting negative impact on net interest income and net interest margin.

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

The Bank’s Reserve Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review officers.  In addition, and in consultation with the Bank’s Chief Financial Officer, the Reserve Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Bank’s allowance for loan losses is reviewed and approved by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency, the Bank’s primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired.   In doing so, subjective judgments need to be made regarding whether or not it is probable that a borrower will be unable to pay all principal and interest due according to contractual terms.  Once a loan is identified as being impaired, management uses the fair value of the underlying collateral and/or the discounted value of expected future cash flows to determine the amount of the impairment loss, if any, that needs to be included in the overall allowance for loan losses.  In estimating the fair value of real estate collateral, management utilizes appraisals and also makes qualitative judgments based on, among other things, its knowledge of the local real estate market and analyses of current economic conditions and trends.  Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments.  Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

Index

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s historical loss experience over a period of time is the starting point in making such estimates.  However, future losses could vary significantly from those experienced in the past and on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others, the level of and trend in delinquencies, loan risk ratings, national and local economic conditions and trends, environmental risks, trends in volume and terms of loans, concentrations of credit, changes in lending policies and procedures, changes in the quality of the Bank’s loan review function, and experience, ability, and depth of the Bank’s lending staff.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, loans held for sale, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The Corporation’s risk elements at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(dollars in thousands)
Loans past due 90 days or more and still accruing	$-	$-
Nonaccrual loans	2,860	2,936
Loan held for sale	975	1,000
Foreclosed real estate	-	-
Total nonperforming assets	3,835	3,936
Troubled debt restructurings	2,806	2,433
Total risk elements	$6,641	$6,369

Nonaccrual loans as a percentage of total loans	.30%	.32%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.41%	.44%
Risk elements as a percentage of total loans and foreclosed real estate	.71%	.70%

Allowance and Provision for Loan Losses

The allowance for loan losses increased by $859,000 during the first quarter of 2011, amounting to $14.9 million, or 1.58% of total loans at March 31, 2011, as compared to $14.0 million, or 1.55% of total loans at December 31, 2010.  During the first quarter of 2011 the Bank had no loan chargeoffs, recoveries of $5,000 and recorded an $854,000 provision for loan losses.  The provision for loan losses increased by $76,000 when comparing the first quarter of 2011 to the same period last year.  The increase is primarily the result of the larger increase in the Bank’s loan portfolio in the first quarter of 2011 as compared with the same period last year and management’s evaluation of current economic conditions.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at March 31, 2011.  In the last few years general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused and could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and have caused and could cause the Bank to be unable to realize the full amount due on loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income decreased $498,000, or 23.0%, when comparing the first quarter of 2011 to the same quarter last year.  The decrease is principally due to a $444,000 decrease in net gains on sales of available-for-sale securities and a $113,000 decrease in service charge income.  Service charge income decreased primarily as a result of a decrease in overdraft charges, which was partially caused by accelerated check clearing requirements and regulatory changes regarding checking account overdrafts caused by debit card transactions.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $90,000, or 1.0%, from $9.0 million for the first quarter of 2010 to $9.1 million for the current quarter.  The increase is principally due to a $133,000 increase in occupancy and equipment expense, as partially offset by small decreases in salaries and employee benefits expense.

The increase in occupancy and equipment expense is primarily due to branch expansion, technology upgrades and maintenance of facilities.  Salaries expense decreased by $43,000 primarily because increases due to normal annual salary adjustments were more than offset by the staffing efficiencies discussed previously.  The decrease in employee benefits expense is largely the result of a decrease in the cost of the Bank’s defined benefit pension plan.

Index

Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 20.7% for the first quarter of 2011 as compared to 23.7% for the same quarter last year.  The effective tax rate was lower in the first quarter of 2011 primarily because the increase in tax-exempt securities caused tax-exempt income as a percentage of pre-tax income to be higher in 2011 than it was in 2010.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory requirements. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 21.46%, 20.20% and 9.39%, respectively, at March 31, 2011 exceed the regulatory criteria for a well-capitalized bank.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds at March 31, 2011.

Total stockholders' equity increased by $8.4 million, from $156.7 million at December 31, 2010 to $165.1 million at March 31, 2011.  The primary reasons for the increase are net income of $4.8 million and unrealized gains on available-for-sale securities of $4.8 million, as partially offset by $1.9 million in cash dividends declared.

Russell 3000 and 2000 Indexes.  The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indices, which are reconstituted in June of each year.  Upon reconstitution in June 2010, the average market capitalization of companies in the Russell 2000 Index was $987 million, the median market capitalization was $448 million, the capitalization of the largest company in the index was $2.3 billion, and the capitalization of the smallest company in the index was $112 million.  The Corporation’s market capitalization as of March 31, 2011 was approximately $243 million.

The Corporation believes that inclusion in the Russell indices positively affects the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indices at any future reconstitution date, the opposite could occur.

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities and pay cash dividends.  During the first quarter of 2011, the Corporation’s cash and cash equivalent position increased by $10.4 million.  The increase occurred primarily because the cash provided by deposit growth; sales, maturities and redemptions of investment securities; and operating activities exceeded the cash used to grow the loan portfolio, purchase securities, repay borrowings and pay cash dividends.

Index

Liquidity. The Bank has a Board approved Liquidity Policy and Liquidity Contingency Plan which are intended to insure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions as they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are investment securities designated as available-for-sale and maturities and monthly payments on its investment securities and loan portfolios.  At March 31, 2011, the Bank had approximately $401 million in unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on collateral in place at the FRB and FHLB at March 31, 2011, the Bank had a total borrowing capacity of approximately $725 million.

Legislation and Regulatory Matters

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) was signed into law.  The Reform Act includes sweeping changes that increase regulation and oversight of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices.  The Reform Act addresses, among other things, corporate governance, systemic risk, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, interest on business checking and reassignment of regulatory authority among agencies.  In particular, the Reform Act contains the following provisions which could have a significant impact on the Corporation and the Bank.

•
A change in the FDIC deposit insurance assessment base, a change in the assessment rates applicable to each risk category, and the discontinuation of a separate assessment for providing unlimited insurance coverage on transaction accounts.  These changes are expected decrease the Bank’s deposit insurance expense by approximately $800,000 for the period April 1 through December 31, 2011.

•	The unlimited FDIC deposit insurance coverage on noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts is extended for two years through December 31, 2012.

•
The Federal Reserve is given the authority to require that debit interchange rates be “reasonable and proportionate to the cost incurred by the issuer with respect to the transaction.”  Although the bill contains an exemption for issuers like the Bank with less than $10 billion in assets, the Bank may need to reduce its interchange fees in order to remain competitive or because of implementation issues.

Index

•
The long standing prohibition on the payment of interest on corporate checking deposits is repealed effective July 2011.  As a result, the Bank may need to pay interest on corporate checking deposits in order to remain competitive.  Commercial checking deposits currently account for approximately 22% of the Bank’s total deposits.  If the Bank is unable to offset the interest cost with service charges on these accounts, it could have a material adverse impact on the Corporation’s results of operations.

•
The minimum Deposit Insurance Fund (“DIF”) ratio is increased from 1.15% of insured deposits to 1.35% and the FDIC is required to reach that level by September 30, 2020.  Based on the most recent available information, the DIF balance was a negative $7 billion at December 31, 2010 and would need to be increased by approximately $91 billion to be at the statutory minimum of 1.35% of insured deposits.  The long-term impact of this change on the Bank’s deposit insurance cost is uncertain.

Certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) resulted in more municipal security issuances qualifying for favorable tax treatment by banks and exempted many such issuances from the federal alternative minimum tax (“AMT”).  Management took advantage of these provisions and purchased a significant amount of tax-advantaged municipal securities during 2009 and 2010 at what is believed to be attractive yields and without the usual limitations imposed by the AMT.  These provisions of the ARRA impacting municipal securities expired on December 31, 2010.  The expiration of these provisions will once again limit the amount of municipal securities the Bank can hold without being subject to the AMT, and is believed to have reduced the available supply of municipal securities for which the Bank can receive favorable tax treatment and the yields on municipal securities purchased by the Bank.

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

Because the Bank’s loans and investment securities generally reprice slower than its interest-bearing liabilities, an immediate increase in interest rates uniformly across the yield curve should initially have a negative effect on net interest income.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates and/or owns interest rate caps that are in-the-money at the time of the interest rate increase or become in-the-money as a result of the increase, the magnitude of the negative impact will decline and the impact could even be positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates than time deposits and borrowings, and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

Index

Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income.  Furthermore, if the Bank owns interest rate floors that are in the money at the time of the interest rate decrease or become in the money as a result of the decrease, the magnitude of the positive impact should increase.  However, if the Bank does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, regardless of whether or not it owns interest rate floors, the magnitude of the positive impact will decline and could even be negative.  If interest rates decline, or have declined, and are sustained at the lower levels over time, the impact on net interest income should be negative.  This occurs primarily because more loans and investment securities will reprice at lower rates than time deposits and borrowings, and there will be no offsetting decrease in interest expense for the loans and investment securities funded by noninterest-bearing checking deposits and capital.

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

Both interest rate sensitivity modeling and gap analysis involve a variety of significant estimates and assumptions and are done at a specific point in time.  Interest rate sensitivity modeling requires, among other things, estimates of: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change because of projected changes in market interest rates; (2) future cash flows; (3) discount rates; and (4) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts.

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

Index

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at March 31, 2011 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the twelve-month period ending March 31, 2012 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at March 31, 2011 and net interest income on a tax-equivalent basis for the twelve-month period ending March 31, 2012 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years.  Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period.  This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline, and the impact may even become positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates than time deposits and borrowings, and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.  Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points.  However, the positive impact of a decline in interest rates of 100 or 200 basis points is currently constrained by the fact that the annual percentage yields on many of the Bank’s deposit products are below 1%.

Index

			Net Interest Income
	Net Portfolio Value at		Year Ending
	March 31, 2011		March 31, 2012
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$131,407	(14.4)%	$52,999	(16.2)%
+ 100 basis point rate shock	141,963	(7.6)	58,116	(8.1)
Base case (no rate change	153,600	-	63,232	-
- 100 basis point rate shock	166,767	8.6	64,895	2.6
- 200 basis point rate shock	182,477	18.8	63,245	-

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

Item 5.  Other Information

On May 6, 2011, the Corporation issued a press release regarding the Corporation’s financial condition as of March 31, 2011 and its results of operations for the three month period then ended.  The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6.  Exhibits

a) The following exhibits are included herein.

Exhibit No.	Name
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Press Release dated May 6, 2011 regarding the Corporation’s financial condition as of March 31, 2011 and its results of operations for the three month period then ended

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION (Registrant)

Date: May 10, 2011	By/s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

Index

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated May 6, 2011 regarding the Corporation’s financial condition as of March 31, 2011 and its results of operations for the three month period then ended