Form 10-Q
period 2011-06-30
FIRST OF LONG ISLAND CORP
filed 2011-08-09
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 0-12220

THE FIRST OF LONG ISLAND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEW YORK	11-2672906
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, New York	11545
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(516) 671-4900

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2011
Common stock, $.10 par value	8,774,177

THE FIRST OF LONG ISLAND CORPORATION
JUNE 30, 2011
INDEX

Index

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED  BALANCE  SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
Assets:
Cash and due from banks	$64,142,000	$18,144,000
Temporary investments	406,000	276,000
Cash and cash equivalents	64,548,000	18,420,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $76,760,000 and $89,760,000)	73,174,000	86,578,000
Available-for-sale, at fair value (amortized cost of $700,847,000 and $649,278,000)	722,666,000	653,115,000
	795,840,000	739,693,000

Loans held for sale	1,560,000	1,000,000

Loans:
Commercial and industrial	41,905,000	39,055,000
Secured by real estate:
Commercial mortgages	440,250,000	416,946,000
Residential mortgages	356,639,000	334,768,000
Home equity	99,335,000	103,829,000
Consumer	5,099,000	5,790,000
	943,228,000	900,388,000
Net deferred loan origination costs	2,728,000	2,571,000
	945,956,000	902,959,000
Allowance for loan losses	(14,644,000)	(14,014,000)
	931,312,000	888,945,000

Federal Home Loan Bank stock, at cost	6,575,000	7,688,000
Bank premises and equipment, net	21,589,000	20,843,000
Prepaid income taxes	802,000	412,000
Deferred income tax benefits	-	2,199,000
Bank-owned life insurance	12,917,000	12,663,000
Pension plan assets, net	5,630,000	5,868,000
Prepaid FDIC assessment	3,212,000	3,792,000
Other assets	11,149,000	9,500,000
	$1,855,134,000	$1,711,023,000
Liabilities:
Deposits:
Checking	$417,258,000	$386,797,000
Savings, NOW and money market	753,525,000	637,975,000
Time, $100,000 and over	180,271,000	178,901,000
Time, other	98,052,000	89,265,000
	1,449,106,000	1,292,938,000
Short-term borrowings	13,869,000	61,590,000
Long-term debt	204,500,000	192,000,000
Accrued expenses and other liabilities	8,460,000	7,801,000
Deferred income taxes payable	4,943,000	-
	1,680,878,000	1,554,329,000
Stockholders' Equity:
Common stock, par value $.10 per share:Authorized, 20,000,000 shares Issued and outstanding, 8,761,903 and 8,707,665 shares	876,000	871,000
Surplus	36,562,000	35,526,000
Retained earnings	127,303,000	121,713,000
	164,741,000	158,110,000
Accumulated other comprehensive income (loss) net of tax	9,515,000	(1,416,000)
	174,256,000	156,694,000
	$1,855,134,000	$1,711,023,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans	$23,607,000	$22,646,000	$11,913,000	$11,401,000
Investment securities:
Taxable	7,852,000	8,933,000	3,917,000	4,084,000
Nontaxable	5,631,000	4,619,000	2,856,000	2,367,000
	37,090,000	36,198,000	18,686,000	17,852,000
Interest expense:
Savings and money market deposits	1,827,000	2,305,000	985,000	938,000
Time deposits	2,962,000	3,126,000	1,486,000	1,458,000
Short-term borrowings	66,000	78,000	11,000	21,000
Long-term debt	3,580,000	3,262,000	1,824,000	1,640,000
	8,435,000	8,771,000	4,306,000	4,057,000
Net interest income	28,655,000	27,427,000	14,380,000	13,795,000
Provision for loan losses	1,883,000	1,598,000	1,029,000	820,000
Net interest income after provision for loan losses	26,772,000	25,829,000	13,351,000	12,975,000

Noninterest income:
Investment Management Division income	794,000	769,000	398,000	393,000
Service charges on deposit accounts	1,619,000	1,754,000	828,000	850,000
Net gains on sales of available-for-sale securities	122,000	1,719,000	-	1,153,000
Other	747,000	630,000	396,000	318,000
	3,282,000	4,872,000	1,622,000	2,714,000
Noninterest expense:
Salaries	7,798,000	7,806,000	3,957,000	3,922,000
Employee benefits	2,599,000	2,761,000	1,332,000	1,467,000
Occupancy and equipment expense	3,676,000	3,284,000	1,785,000	1,526,000
Other operating expenses	4,130,000	4,081,000	2,062,000	2,040,000
	18,203,000	17,932,000	9,136,000	8,955,000

Income before income taxes	11,851,000	12,769,000	5,837,000	6,734,000
Income tax expense	2,408,000	3,146,000	1,164,000	1,716,000
Net income	$9,443,000	$9,623,000	$4,673,000	$5,018,000

Weighted average:
Common shares	8,741,907	7,238,748	8,756,915	7,253,226
Dilutive stock options and restricted stock units	105,673	104,703	95,437	101,020
	8,847,580	7,343,451	8,852,352	7,354,246

Earnings per share:
Basic	$ 1.08	$ 1.33	$ .53	$ .69
Diluted	$ 1.07	$ 1.31	$ .53	$ .68

Cash dividends declared per share	$ .44	$ .40	$ .22	$ .20

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED  STATEMENTS  OF  CHANGES
  IN  STOCKHOLDERS'  EQUITY (UNAUDITED)

	Six Months Ended June 30, 2011

	Common Stock			Comprehensive	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Total
Balance, January 1, 2011	8,707,665	$871,000	$35,526,000		$121,713,000	$(1,416,000)	$156,694,000
Net Income				$9,443,000	9,443,000		9,443,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				10,844,000		10,844,000	10,844,000
Pension plan adjustments				87,000		87,000	87,000
Repurchase of common stock	(5,786)	(1,000)	(152,000)				(153,000)
Common stock issued under stock compensation plans including tax benefit	60,024	6,000	806,000				812,000
Stock-based compensation			382,000				382,000
Cash dividends declared					(3,853,000)		(3,853,000)
Comprehensive income				$20,374,000
Balance, June 30, 2011	8,761,903	$876,000	$36,562,000		$127,303,000	$9,515,000	$174,256,000

Comprehensive income - three months ended June 30, 2011				$10,806,000

	Six Months Ended June 30, 2010

	Common Stock			Comprehensive	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Income	Earnings	Income	Total
Balance, January 1, 2010	7,213,056	$721,000	$2,043,000		$110,047,000	$3,651,000	$116,462,000
Net Income				$9,623,000	9,623,000		9,623,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				3,921,000		3,921,000	3,921,000
Pension plan adjustments				104,000		104,000	104,000
Repurchase of common stock	(3,581)	-	(91,000)				(91,000)
Common stock issued under stock compensation plans, including tax benefit	45,096	5,000	456,000				461,000
Stock-based compensation			370,000				370,000
Cash dividends declared					(2,898,000)		(2,898,000)
Comprehensive income				$13,648,000
Balance, June 30, 2010	7,254,571	$726,000	$2,778,000		$116,772,000	$7,676,000	$127,952,000

Comprehensive income - three months ended June 30, 2010				$7,682,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$9,443,000	$9,623,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,883,000	1,598,000
Loss on loans held for sale	50,000	-
Deferred income tax provision (credit)	(53,000)	43,000
Depreciation and amortization	1,374,000	1,258,000
Premium amortization on investment securities, net	2,138,000	2,071,000
Net gains on sales of available-for-sale securities	(122,000)	(1,719,000)
Stock-based compensation expense	382,000	370,000
Accretion of cash surrender value on bank-owned life insurance	(254,000)	(248,000)
Decrease (increase) in prepaid income taxes	(390,000)	179,000
Decrease in prepaid FDIC assessment	580,000	791,000
Decrease (increase) in pension plan and other assets	(1,267,000)	323,000
Increase in accrued expenses and other liabilities	647,000	708,000
Increase in income taxes payable	-	57,000
Net cash provided by operating activities	14,411,000	15,054,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	4,370,000	78,504,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	13,456,000	23,393,000
Available-for-sale	59,727,000	70,948,000
Purchase of available-for-sale securities	(117,734,000)	(58,702,000)
Net increase in loans to customers	(44,860,000)	(35,969,000)
Net decrease in Federal Home Loan Bank stock	1,113,000	3,141,000
Purchases of bank premises and equipment	(2,120,000)	(4,182,000)
Net cash provided by (used in) investing activities	(86,048,000)	77,133,000

Cash Flows From Financing Activities:
Net increase (decrease) in total deposits	156,168,000	(4,272,000)
Net decrease in short-term borrowings	(47,721,000)	(87,567,000)
Proceeds from long-term debt	12,500,000	-
Proceeds from exercise of stock options	719,000	422,000
Tax benefit of stock compensation plans	93,000	39,000
Repurchase and retirement of common stock	(153,000)	(91,000)
Cash dividends paid	(3,841,000)	(2,890,000)
Net cash provided by (used in) financing activities	117,765,000	(94,359,000)
Net increase (decrease) in cash and cash equivalents	46,128,000	(2,172,000)
Cash and cash equivalents, beginning of year	18,420,000	33,342,000
Cash and cash equivalents, end of period	$64,548,000	$31,170,000

Supplemental Information:
Cash paid for:
Interest	$7,964,000	$8,185,000
Income taxes	2,757,000	2,830,000

Noncash financing activity:
Cash dividends payable	1,928,000	1,451,000

See notes to unaudited consolidated financial statements

Index

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
JUNE 30, 2011
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

The consolidated financial information included herein as of and for the periods ended June 30, 2011 and 2010 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2010 consolidated balance sheet was derived from the Corporation's December 31, 2010 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2.  Investment Securities

The following tables set forth the amortized cost and fair value of the Bank’s investment securities at June 30, 2011 and December 31, 2010.

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$46,061	$2,226	$(4)	$48,283
Pass-through mortgage securities	8,521	597	-	9,118
Collateralized mortgage obligations	18,592	767	-	19,359
	$73,174	$3,590	$(4)	$76,760
Available-for-Sale Securities:
U.S. government agencies	$5,000	$190	$-	$5,190
State and municipals	246,564	8,441	(463)	254,542
Pass-through mortgage securities	76,329	5,164	(5)	81,488
Collateralized mortgage obligations	372,954	8,890	(398)	381,446
	$700,847	$22,685	$(866)	$722,666

Index

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$49,294	$1,632	$(132)	$50,794
Pass-through mortgage securities	11,025	638	-	11,663
Collateralized mortgage obligations	26,259	1,044	-	27,303
	$86,578	$3,314	$(132)	$89,760
Available-for-Sale Securities:
U.S. government agencies	$5,000	$155	$-	$5,155
State and municipals	221,832	1,793	(8,013)	215,612
Pass-through mortgage securities	76,036	4,470	(35)	80,471
Collateralized mortgage obligations	346,410	6,796	(1,329)	351,877
	$649,278	$13,214	$(9,377)	$653,115

At June 30, 2011, $296,455,000 of the Corporation’s municipal securities were rated AA or better, $2,604,000 were rated A and $1,544,000 were non-rated bonds of local municipalities.  The Corporation’s pass-through mortgage security portfolio at June 30, 2011 is comprised of $76,695,000, $10,534,000 and $2,780,000 issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), respectively.  Each issuer’s pass-through securities are backed by residential mortgages conforming to its underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s collateralized mortgage obligations were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.

At June 30, 2011 investment securities with a carrying value of $280,521,000 were pledged as collateral to secure public deposits and borrowed funds.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses at June 30, 2011 and December 31, 2010 presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2011
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$28,382	$(460)	$1,725	$(7)	$30,107	$(467)
Pass-through mortgage securities	5,317	(5)	-	-	5,317	(5)
Collateralized mortgage obligations	53,149	(398)	-	-	53,149	(398)
Total temporarily impaired	$86,848	$(863)	$1,725	$(7)	$88,573	$(870)

	December 31, 2010
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$145,559	$(8,106)	$508	$(39)	$146,067	$(8,145)
Pass-through mortgage securities	7,451	(35)	-	-	7,451	(35)
Collateralized mortgage obligations	68,778	(1,329)	-	-	68,778	(1,329)
Total temporarily impaired	$221,788	$(9,470)	$508	$(39)	$222,296	$(9,509)

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

When OTTI occurs, management considers whether it intends to sell, or, more likely than not will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Because the unrealized losses reflected in the preceding tables are attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Proceeds	$4,370	$78,504	$-	$67,429

Gross gains	122	1,885	-	1,319
Gross losses	-	(166)	-	(166)
Net gains	$122	$1,719	$-	$1,153

The tax provisions related to these net realized gains were $48,000 and $682,000 for the six months ended June 30, 2011 and 2010, respectively, and $457,000 for the three months ended June 30, 2010.

Maturities. The following table sets forth the amortized cost and fair value of the Bank’s investment securities at June 30, 2011 by expected maturity.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$2,486	$2,511	$10,015	$10,561	$27,480	$28,922	$6,080	$6,289
Pass-through mortgage securities	2	2	3,946	4,098	985	1,073	3,588	3,945
Collateralized mortgage obligations	-	-	-	-	-	-	18,592	19,359
	$2,488	$2,513	$13,961	$14,659	$28,465	$29,995	$28,260	$29,593

Index

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$-	$-	$-	$-	$5,000	$5,190	$-	$-
State and municipals	2,687	2,715	9,164	9,595	19,418	20,296	215,295	221,936
Pass-through mortgage securities	-	-	653	689	3,577	3,905	72,099	76,894
Collateralized mortgage obligations	-	-	-	-	3,764	3,871	369,190	377,575
	$2,687	$2,715	$9,817	$10,284	$31,759	$33,262	$656,584	$676,405

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

3.  Loans

The following tables set forth by portfolio segment as of June 30, 2011 and December 31, 2010: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  They also set forth by portfolio segment the activity in the allowance for loan losses for the six and three month periods ended June 30, 2011.

	June 30, 2011
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity	Consumer	Total
Loans:	(in thousands)
Individually evaluated for impairment	$19	$1,173	$4,377	$851	$-	$6,420
Collectively evaluated for impairment	41,886	439,077	352,262	98,484	5,099	936,808
	$41,905	$440,250	$356,639	$99,335	$5,099	$943,228

Allocation of allowance for loan losses to:
Loans individually evaluated for impairment	$1	$-	$360	$-	$-	$361
Loans collectively evaluated for impairment	677	8,046	4,108	1,310	142	14,283
	$678	$8,046	$4,468	$1,310	$142	$14,644

Activity in allowance for loan losses:
Balance at 1/1/11	$803	$7,680	$4,059	$1,415	$57	$14,014
Chargeoffs	-	1,257	5	-	-	1,262
Recoveries	9	-	-	-	-	9
Provision for loan losses (credit)	(134)	1,623	414	(105)	85	1,883
Balance at 6/30/11	$678	$8,046	$4,468	$1,310	$142	$14,644

Balance at 4/1/11	$757	$8,457	$4,195	$1,301	$163	$14,873
Chargeoffs	-	1,257	5	-	-	1,262
Recoveries	4	-	-	-	-	4
Provision for loan losses (credit)	(83)	846	278	9	(21)	1,029
Balance at 6/30/11	$678	$8,046	$4,468	$1,310	$142	$14,644

Index

	December 31, 2010
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity	Consumer	Total
Loans:	(in thousands)
Individually evaluated for impairment	$27	$2,314	$945	$-	$-	$3,286
Collectively evaluated for impairment	39,028	414,632	333,823	103,829	5,790	897,102
	$39,055	$416,946	$334,768	$103,829	$5,790	$900,388

Allocation of allowance for loan losses to:
Loans individually evaluated for impairment	$27	$870	$-	$-	$-	$897
Loans collectively evaluated for impairment	776	6,810	4,059	1,415	57	13,117
	$803	$7,680	$4,059	$1,415	$57	$14,014

The following table sets forth information regarding individually impaired loans by class of loans as of June 30, 2011 and for the six and three month periods then ended, including the interest income recognized while the loans were impaired.

				Six Months Ended		Three Months Ended
	June 30, 2011			June 30, 2011		June 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(in thousands)
Commercial mortgages:
Multifamily	$429	$429	$-	$439	$-	$435	$-
Other	744	744	-	747	11	747	11
Residential mortgages	2,166	2,166	-	2,169	26	2,169	26
Home equity	851	851	-	851	8	851	8

With an allowance recorded:
Commercial and industrial	19	19	1	23	1	22	-
Residential mortgages	2,211	2,211	360	2,219	28	2,216	27

Total:
Commercial and industrial	19	19	1	23	1	22	-
Commercial mortgages:
Multifamily	429	429	-	439	-	435	-
Other	744	744	-	747	11	747	11
Residential mortgages	4,377	4,377	360	4,388	54	4,385	53
Home equity	851	851	-	851	8	851	8
	$6,420	$6,420	$361	$6,448	$74	$6,440	$72

The following table sets forth information regarding individually impaired loans by class of loans as of December 31, 2010.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:	(in thousands)
Multifamily commercial mortgages	$447	$447	$-
Residential mortgages	945	945	-

With an allowance recorded:
Commercial and industrial	27	27	27
Multifamily commercial mortgages	1,867	1,867	870

Total:
Commercial and industrial	27	27	27
Multifamily commercial mortgages	2,314	2,314	870
Residential mortgages	945	945	-
	$3,286	$3,286	$897

Index

Interest income recorded by the Corporation on loans considered to be impaired is generally recognized on a cash basis.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loan.

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in thousands)
Multifamily commercial mortgages	$429	$2,314
Residential mortgages	555	622
	$984	$2,936

The following table presents the aging of the recorded investment in loans as of June 30, 2011 and December 31, 2010 by class of loans.

	June 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans & Loans 90 Days or More Past Due	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$40	$-	$40	$41,865	$41,905
Commercial mortgages:
Multifamily	-	-	429	429	225,999	226,428
Owner-occupied	-	-	-	-	83,074	83,074
Other	-	-	-	-	130,748	130,748
Residential mortgages	789	-	555	1,344	355,295	356,639
Home equity	425	700	-	1,125	98,210	99,335
Consumer	-	30	-	30	5,069	5,099
	$1,214	$770	$984	$2,968	$940,260	$943,228

	December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans & Loans 90 Days or More Past Due	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$39,055	$39,055
Commercial mortgages:
Multifamily	-	-	2,315	2,315	205,784	208,099
Owner-occupied	-	-	-	-	83,386	83,386
Other	-	-	-	-	125,461	125,461
Residential mortgages	491	839	621	1,951	332,817	334,768
Home equity	328	-	-	328	103,501	103,829
Consumer	2	-	-	2	5,788	5,790
	$821	$839	$2,936	$4,596	$895,792	$900,388

Credit Quality Indicators.  The Corporation categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, historical payment experience, credit documentation, public information and current economic trends.

Index

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

At June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the recorded investment in commercial and industrial loans and commercial real estate loans by loan class and risk rating is as follows:

Internally	June 30, 2011
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$5,708	$-	$-	$-	$-
3 - 4	1,900	-	-	-	-
5 - 6	32,831	221,995	72,814	127,468	422,277
7	722	3,260	2,549	3,280	9,089
8	-	-	3,739	-	3,739
9	744	1,173	3,972	-	5,145
10	-	-	-	-	-
	$41,905	$226,428	$83,074	$130,748	$440,250

Index

Internally	December 31, 2010
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$6,678	$-	$-	$-	$-
3 - 4	410	-	-	-	-
5 - 6	30,485	202,196	69,781	121,691	393,668
7	910	3,534	6,202	3,323	13,059
8	-	502	3,813	-	4,315
9	572	1,867	3,590	447	5,904
10	-	-	-	-	-
	$39,055	$208,099	$83,386	$125,461	$416,946

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

At June 30, 2011 and December 31, 2010, and based on the most recent FICO score obtained by the Corporation, the recorded investment in residential mortgages, home equity loans, and other consumer loans by credit quality indicator is as follows:

Internally	June 30, 2011
Assigned	Residential	Home
Risk Rating	Mortgages	Equity	Consumer
	(in thousands)
1	$321,401	$80,846	$3,757
2	18,729	9,873	656
3	16,509	8,616	181
Not Rated	-	-	505
	$356,639	$99,335	$5,099

Internally	December 31, 2010
Assigned	Residential	Home
Risk Rating	Mortgages	Equity	Consumer
	(in thousands)
1	$290,820	$81,987	$1,489
2	26,095	11,276	3,505
3	17,853	10,566	382
Not Rated	-	-	414
	$334,768	$103,829	$5,790

Non-rated loans in the above tables represent transaction account overdrafts.

4.  Stock-based Compensation

The Corporation’s 2006 Stock Compensation Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 155,356 shares remain available for grant as of June 30, 2011.

Fair Value of Stock Option Awards.  The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  The values of awards made in 2011 and 2010, as well as the assumptions utilized in determining such values, are presented below.

Index

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and, if necessary, adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $382,000 and $370,000 and recognized related income tax benefits of $152,000 and $147,000 in the first six months of 2011 and 2010, respectively.

Option Activity.  On January 25, 2011, the Corporation’s Board of Directors granted 50,025 nonqualified stock options under the 2006 Plan and on April 1, 2011 granted an additional 500 nonqualified stock options.  The options were granted at prices equal to the fair market value of one share of the Corporation’s stock on the dates of grant.

A summary of stock options outstanding under the Corporation’s stock compensation plans as of June 30, 2011 and changes during the six month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	476,095	$20.72
Granted	50,525	28.96
Exercised	(42,075)	17.10
Forfeited or expired	(1,776)	12.65
Outstanding at June 30, 2011	482,769	$21.93	5.51	$2,933
Exercisable at June 30, 2011	325,290	$20.71	4.23	$2,337

       The total intrinsic value of options exercised during the first six months of 2011 and 2010 was $440,000 and $312,000, respectively.

Restricted Stock Activity.  On January 25, 2011, the Corporation’s Board of Directors granted 15,620 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2013 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s nonvested shares as of June 30, 2011 and changes during the six month period then ended is presented below.

Index

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	33,271	$21.32
Granted	15,620	26.40
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2011	48,891	$22.95

Unrecognized Compensation Cost. As of June 30, 2011, there was $1,653,000 of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 2.99 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the six months ended June 30, 2011 and 2010 was $719,000 and $422,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the first six months of 2011 and 2010 was $24,000 and $11,000, respectively.

Other.  No cash was used to settle stock options during the first six months of 2011 or 2010.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

5.  Stockholders’ Equity

On July 20, 2010 the Corporation sold 1,437,500 shares of its common stock in an underwritten public offering at a price of $24 per share.  The net proceeds of the offering, after the underwriting discount and offering expenses paid by the Corporation, were $32,362,000.

Earnings Per Share.  There were 95,119 and 111,823 shares of common stock underlying equity awards outstanding at June 30, 2011 and 2010, respectively, and for the six-month periods then ended, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

Repurchase of Common Stock.  The line captioned repurchase of common stock in the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011 is comprised of 5,125 shares of common stock with a value of $136,000 withheld upon the conversion of RSUs and 661 shares with a value of $17,000 that were tendered upon the exercise of stock options.  The line captioned repurchase of common stock for the six months ended June 30, 2010 is comprised of 3,581 shares with a value of $91,000 withheld upon the conversion of RSUs.  The value of the shares withheld in both six-month periods was used to satisfy the personal tax liabilities of the RSU holders.

6.  Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Service cost, net of plan participant contributions	$614	$600	$307	$300
Interest cost	668	595	334	297
Expected return on plan assets	(1,044)	(897)	(522)	(449)
Amortization of prior service cost	12	12	6	6
Amortization of net actuarial loss	132	161	66	81
Net pension cost	$382	$471	$191	$235

Index

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

       The fair values of the Corporation’s available-for-sale securities are summarized below.

		Fair Value Measurements at June 30, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,190	$-	$5,190	$-
State and municipals	254,542	-	254,542	-
Pass-through mortgage securities	81,488	-	81,488	-
Collateralized mortgage obligations	381,446	-	381,446	-
	$722,666	$-	$722,666	$-

		Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,155	$-	$5,155	$-
State and municipals	215,612	-	215,612	-
Pass-through mortgage securities	80,471	-	80,471	-
Collateralized mortgage obligations	351,877	-	351,877	-
	$653,115	$-	$653,115	$-

Index

The Corporation’s assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans Held for Sale:	(in thousands)
June 30, 2011	$1,560	$-	$1,560	$-
December 31, 2010	1,000	-	1,000	-

Impaired loans:
June 30, 2011	329	-	329	-
December 31, 2010	-	-	-	-

The loans held for sale are nonaccruing and carried at the lower of cost or fair value.  The loans have a cost basis of $1,910,000 and $1,300,000, and related valuation allowances of $350,000 and $300,000 at June 30, 2011 and December 31, 2010, respectively.  The fair value of the loans was determined using indications of interest from potential buyers.  The valuation allowances were established through charges to other noninterest income.

The impaired loans, which are measured for impairment using the fair value of the collateral, had a principal balance of $424,000 and a valuation allowance of $95,000 at June 30, 2011.  The valuation allowance was established through a provision for loan losses charged against income.

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

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:	(in thousands)
Cash and cash equivalents	$64,548	$64,548	$18,420	$18,420
Held-to-maturity securities	73,174	76,760	86,578	89,760
Loans	931,312	939,663	888,945	898,779
Federal Home Loan Bank stock	6,575	6,575	7,688	7,688
Restricted stocks (included in other assets)	1,434	1,434	467	467
Accrued interest receivable	8,408	8,408	7,875	7,875

Financial Liabilities:
Checking deposits	417,258	417,258	386,797	386,797
Savings, NOW and money market deposits	753,525	753,525	637,975	637,975
Time deposits	278,323	287,746	268,166	274,460
Short-term borrowings	13,869	13,869	61,590	61,590
Long-term debt	204,500	218,306	192,000	205,718
Accrued interest payable	3,498	3,498	3,027	3,027

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

Index

In May 2011, the FASB issued ASU 2011-4 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-4  represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments in ASU 2011-4 are to be applied prospectively.  For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Management is currently evaluating the impact of ASU 2011-4 on the Corporation’s fair value measurements and disclosures.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.”  The amendments in ASU 2011-5 allow an entity the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 should be applied retrospectively.  For public entities, the amendments are effective for and interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.  Management is currently evaluating the impact of ASU 2011-5 on the Corporation’s disclosures.

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

Overview

The Corporation reported net income of $9.4 million, or $1.07 per share, for the first six months of 2011 versus $9.6 million, or $1.31 per share, for the same period last year.  Securities gains were $122,000 for the current six-month period versus $1.7 million for the same period last year.   Excluding these gains from each period, net income is up $783,000, or 9.1%.  From an earnings per share perspective, the current six-month period includes the dilutive effect of the sale of 1.4 million shares of common stock in July 2010.

In addition to the decrease in securities gains, an increase in the provision for loan losses of $285,000 and an increase in occupancy and equipment expense of $392,000 are the most significant reasons for the decrease in net income for the current six-month period versus the same period last year.  Substantially offsetting the negative earnings impact of these items was an increase in net interest income of $1.2 million and a reduction in income tax expense of $738,000. In addition to a decrease in income before income taxes, a significant reason for the decrease in income tax expense was an increase in income on tax-exempt municipal securities of $1.0 million, or 21.9%.

Net interest income increased for a variety of reasons including an overall increase in total average interest-earning assets of $124.9 million, or 8.0%.  In addition, the mix of the Bank’s interest-earning assets improved in that runoff from lower yielding taxable securities was used to fund growth in higher yielding asset categories, namely loans and tax-exempt securities.  The remainder of the growth in loans and tax-exempt securities was largely funded by increases in checking deposits and capital, both desirable funding sources because neither has an associated interest cost.  The benefit derived from the growth, change in mix, and utilization of noninterest-bearing funding sources outweighed the negative impact of market driven declines in yield on both the Bank’s securities and loan portfolios.  The Bank’s net interest income also benefitted from management’s successful efforts to decrease the overall cost of interest-bearing liabilities, despite measures taken to mitigate the negative impact that future increases in interest rates could have on the Bank’s earnings.  These measures, which included extending deposit liabilities through the promotion of five-year time deposits and additional long-term borrowings, resulted in paying more for funding today in exchange for possibly reducing the potential negative impact that future increases in interest rates could have on the Bank’s earnings.

Index

Occupancy and equipment expense increased when comparing the six-month periods largely due to branch expansion.  Since the beginning of 2010, the Bank opened five new branches and is scheduled to open a sixth new branch in the next few weeks.  Despite the cost of personnel needed to staff the new branches and the impact of normal annual salary increases, salaries for the first six months of 2011 were slightly lower than the same period last year and employee benefit expense declined by $162,000, or 5.9%.  The decrease in salaries was achieved by partially staffing the new branches with experienced personnel from existing branches and through staff reductions due to attrition. As a result of these efficiency measures, the number of full-time-equivalent employees remained relatively flat over the last year and the average cost per employee declined slightly.  Management believes that these efficiency measures were executed without compromising internal controls or service quality.  A significant portion of the decrease in employee benefit expense is attributable to a decrease in retirement plan expense.  Contributing to the decline in retirement plan expense were pension plan design changes effective February 28, 2011.

The Bank’s allowance for loan losses to gross loans (“reserve coverage ratio”) was 1.55% at the beginning and end of the current six-month period compared to 1.25% and 1.38%, respectively, at the beginning and end of the comparable period last year.  The $1.9 million provision for loan losses for the first half of this year is primarily attributable to loan growth and the impact of a $1.3 million chargeoff on one loan transferred to the held for sale category.  The $1.6 million provision for the first half of last year was also attributable to loan growth and, additionally, the 13 basis point increase in the reserve coverage ratio resulting from management’s assessment of national and local economic conditions.  The credit quality of the Bank’s loan portfolio remains excellent as evidenced by, among other things, a low level of delinquent loans.  Total delinquent loans amounted to $3.0 million at June 30, 2011, comprised of loans past due 30 to 89 days of $2.0 million and nonaccrual loans of $1.0 million.  In addition, although troubled debt restructurings increased by $1.8 million during the current six-month period, they remain low at $4.4 million and most of these loans are performing in accordance with their modified terms.   The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of municipal securities rated AA or better by major rating agencies.

 The Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 9.27%, 20.44% and 21.70%, respectively, at June 30, 2011.  The strength of the Corporation’s balance sheet, from both a capital and asset quality perspective, positions the Bank for continued growth in a measured and disciplined fashion.  Key strategic initiatives with respect to the Bank’s earnings prospects will continue to include loan growth and expansion of the Bank’s branch distribution system both on Long Island and in New York City.  Thus far in 2011, the Bank opened a full service branch in Point Lookout, Long Island and is scheduled to open a full service branch in Massapequa, Long Island within the next few weeks.

Index

Net Interest Income

Average Balance Sheet, Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,
	2011			2010
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$16,805	$15	.18%	$11,705	$9	.16%
Investment Securities:
Taxable	465,487	7,837	3.37	486,776	8,924	3.67
Nontaxable (1)	281,324	8,532	6.07	223,596	6,998	6.26
Loans (1) (2)	931,248	23,620	5.08	847,858	22,658	5.35
Total interest-earning assets	1,694,864	40,004	4.73	1,569,935	38,589	4.92
Allowance for loan losses	(14,670)			(11,131)
Net interest-earning assets	1,680,194			1,558,804
Cash and due from banks	26,161			26,025
Premises and equipment, net	21,059			20,096
Other assets	30,448			28,663
	$1,757,862			$1,633,588

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$682,070	1,827	.54	$644,326	2,305	.72
Time deposits	271,087	2,962	2.20	298,492	3,126	2.11
Total interest-bearing deposits	953,157	4,789	1.01	942,818	5,431	1.16
Short-term borrowings	33,519	66	.40	40,198	78	.39
Long-term debt	191,558	3,580	3.77	162,000	3,262	4.06
Total interest-bearing liabilities	1,178,234	8,435	1.44	1,145,016	8,771	1.54
Checking deposits	405,415			357,292
Other liabilities	8,058			9,259
	1,591,707			1,511,567
Stockholders' equity	166,155			122,021
	$1,757,862			$1,633,588

Net interest income (1)		$31,569			$29,818
Net interest spread (1)			3.29%			3.38%
Net interest margin (1)			3.72%			3.79%

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

	Six Months Ended June 30,
	2011 Versus 2010
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
Interest Income:	(in thousands)
Interest-bearing bank balances	$4	$1	$1	$6
Investment securities:
Taxable	(390)	(729)	32	(1,087)
Nontaxable	1,807	(217)	(56)	1,534
Loans	2,228	(1,153)	(113)	962
Total interest income	3,649	(2,098)	(136)	1,415

Interest Expense:
Savings and money market deposits	135	(579)	(34)	(478)
Time deposits	(287)	135	(12)	(164)
Short-term borrowings	(13)	1	-	(12)
Long-term debt	595	(234)	(43)	318
Total interest expense	430	(677)	(89)	(336)

Increase in net interest income	$3,219	$(1,421)	$(47)	$1,751

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance shown in the table could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net interest income on a tax-equivalent basis increased by $1.8 million when comparing the first six months of 2011 to the same period last year.  The most significant reasons for the increase in net interest income were growth in the Bank’s higher yielding asset categories, namely loans and tax-exempt securities, and decreases in the rates paid on savings and money market deposits.  When comparing the first six months of 2011 to the same period last year, the average balance of loans grew by $83.4 million, or 9.8%, and the average balance of tax-exempt securities grew by and $57.7 million, or 25.8%.  Growth in these asset categories was largely funded by $21.3 million of runoff from lower yielding taxable securities and growth of $48.1 million in checking deposits and $44.1 million in capital.  Checking deposits and capital are both desirable funding sources because neither has an associated interest cost.  Also funding a portion of the increase in loans and tax-exempt securities was a $29.6 million increase in long-term borrowings.  Partially offsetting the positive impact on net interest income of the aforementioned items were market driven declines in yield on both the Bank’s securities and loan portfolios and an increase in the cost of time deposits.  The cost of time deposits increased and the overall average balance of such deposits decreased as management promoted higher yielding, longer-term time deposits and was less aggressive in pricing shorter-term, lower yielding time deposits.  This liability extension strategy, along with increasing the Bank’s long-term borrowing position, resulted in paying more for funding today in exchange for possibly reducing the potential negative impact that future increases in interest rates could have on the Bank’s earnings.

Index

Net interest spread, or the difference between the overall yield on interest-earning assets and the overall cost of interest-bearing liabilities, decreased by 9 basis points when comparing the first six months of 2011 to the same period last year.  This occurred because the negative impact of the market driven declines in yield on the Bank’s securities and loan portfolios and the Bank’s liability extension strategy more than offset the positive impact of management’s lowering of savings and money market deposit rates throughout 2010 and thus far in 2011.  Net interest margin declined by 7 basis points for the same reasons as the decline in net interest spread and, to a much lesser degree, because of the increase in low yielding, interest-bearing bank balances.  Furthermore, absent the increases in the average balances of checking deposit and capital, the decline in net interest margin would have been greater.

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

The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired.   In doing so, subjective judgments need to be made regarding whether or not it is probable that a borrower will be unable to pay all principal and interest due according to contractual terms.  Once a loan is identified as being impaired, the amount of the impairment loss, if any, that needs to be included in the overall allowance for loan losses is determined by management using the discounted value of expected future cash flows or, as a practical expedient, the fair value of the collateral if the loan is collateral dependent.  The fair value of collateral is also used by management to measure impairment losses when foreclosure is probable.  In estimating the fair value of real estate collateral, management utilizes appraisals and also makes qualitative judgments based on, among other things, its knowledge of the local real estate market and analyses of current economic conditions and trends.  Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments.  Determining expected future cash flows can be more subjective than determining the fair value of collateral.  Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

Index

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s historical loss experience over a period of time is the starting point in making such estimates.  However, future losses could vary significantly from those experienced in the past and on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others, the level of and trends in delinquencies, national and local economic conditions and trends, trends in the nature and volumes of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of the Bank’s lending staff, changes in the quality of the Bank’s loan review function, environmental risks and loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, problem loans held for sale, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The Corporation’s risk elements at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
	(dollars in thousands)
Loans past due 90 days or more and still accruing	$-	$-
Nonaccrual loans	984	2,936
Loans held for sale	1,560	1,000
Foreclosed real estate	-	-
Total nonperforming assets	2,544	3,936
Troubled debt restructurings (1)	3,991	2,626
Total risk elements	$6,535	$6,562

Nonaccrual loans as a percentage of total loans	.10%	.32%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.27%	.44%
Risk elements as a percentage of total loans and foreclosed real estate	.69%	.73%

(1) Excluding $429 reported in nonaccrual loans at June 30, 2011.

Index

Allowance and Provision for Loan Losses

The allowance for loan losses increased by $630,000 during the first six months of 2011, amounting to $14.6 million, or 1.55% of total loans at June 30, 2011, as compared to $14.0 million, or 1.55% of total loans at December 31, 2010.  During the first six months of 2011 the Bank had loan chargeoffs and recoveries of $1,262,000 and $9,000, respectively, and recorded a $1,883,000 provision for loan losses.  Unlike the first half of 2010 when the reserve coverage ratio increased from 1.25% to 1.38%, the reserve coverage ratio remained constant in the first half of 2011.  Nonetheless, the provision for loans losses was up $285,000 when comparing the first half of 2011 to the same period last year because of the impact of a $1,257,000 chargeoff on one commercial mortgage loan transferred to loans held for sale.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at June 30, 2011.  In the last few years general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused and could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and have caused and could cause the Bank to be unable to realize the full amount due on loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income decreased $1.6 million, or 32.5%, when comparing the first six months of 2011 to the same period last year.  The decrease is principally due to a $1.6 million decrease in net gains on sales of available-for-sale securities and a $153,000 decrease in overdraft charges.  Overdraft charges declined partially because of regulatory changes that accelerated the timeframe for check clearing and limited overdrafts caused by debit card transactions.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $271,000, or 1.5%, from $17.9 million for the first six months of 2010 to $18.2 million for the current six-month period.  The increase is principally due to a $392,000 increase in occupancy and equipment expense, as partially offset by a $162,000 decrease in employee benefits expense.

Index

The increase in occupancy and equipment expense is primarily due to branch expansion and maintenance of facilities.  A significant portion of the decrease in employee benefits expense is attributable to a decrease in retirement plan expense.  Contributing to the decline in retirement plan expense were pension plan design changes effective February 28, 2011.  Salaries expense decreased by $8,000 primarily because increases due to normal annual salary adjustments were more than offset by the staffing efficiencies discussed previously.

Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 20.3% for the first six months of 2011 as compared to 24.6% for the same period last year.  The decrease in the effective tax rate occurred because income on tax-exempt securities became a larger percentage of pre-tax income.

Results of Operations – Three Months Ended June 30, 2011 versus June 30, 2010

Net income for the second quarter of 2011 was $4.7 million, or $.53 per share, as compared to $5.0 million, or $.68 per share, for the same quarter last year.  The primary reasons for the decrease in net income are a $1.2 million decrease in net gains on sales of available-for-sale securities, a $259,000 increase in occupancy and equipment expense, and a $209,000 increase in the provision for loan losses.  The negative impact of these items was partially offset by a $585,000 increase in net interest income, a $135,000 decrease in employee benefits expense, and a decrease in income tax expense of $552,000.   The reasons for these variances are substantially the same as those discussed with respect to the six-month periods.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory requirements. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 21.70%, 20.44% and 9.27%, respectively, at June 30, 2011 exceed the regulatory criteria for a well-capitalized bank.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds at June 30, 2011.

Total stockholders' equity increased by $17.6 million, from $156.7 million at December 31, 2010 to $174.3 million at June 30, 2011.  The primary reasons for the increase are net income of $9.4 million and unrealized gains on available-for-sale securities of $10.8 million, as partially offset by $3.9 million in cash dividends declared.

Russell 3000 and 2000 Indexes.  The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indices, which are reconstituted in June of each year.  Upon reconstitution in June 2011, the average market capitalization of companies in the Russell 2000 Index was $1.3 billion, the median market capitalization was $563 million, the capitalization of the largest company in the index was $3.0 billion, and the capitalization of the smallest company in the index was $130 million.  The Corporation’s market capitalization as of June 30, 2011 was approximately $244 million.

The Corporation believes that inclusion in the Russell indices positively affects the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indices at any future reconstitution date, the opposite could occur.

Index

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities and pay cash dividends.  During the first six months of 2011, the Corporation’s cash and cash equivalent position increased by $46.1 million from $18.4 million at December 31, 2010 to $64.5 million at June 30, 2011.  The increase, which is temporary in nature, occurred primarily because of the time needed by management to suitably invest and lend the funds provided by significant deposit growth.  Total deposits grew by $156.2 million, or 12.1%, during the first six months of this year.

Liquidity. The Bank has a Board approved Liquidity Policy and Liquidity Contingency Plan which are intended to insure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions if and when they arise.

The Bank has both internal and external sources of liquidity.  The Bank’s primary internal sources of liquidity are investment securities designated as available-for-sale and maturities and monthly payments on its investment securities and loan portfolios.  At June 30, 2011, the Bank had approximately $457 million in unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on collateral in place at the FRB and FHLB at June 30, 2011, the Bank had a total borrowing capacity of approximately $750 million.

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

Index

•
A change in the FDIC deposit insurance assessment base, a change in the assessment rates applicable to each risk category, and the discontinuation of a separate assessment for providing unlimited insurance coverage on transaction accounts.  These changes were phased in between January 1, 2011 and April 1, 2011.  They are expected to decrease the Bank’s deposit insurance expense by approximately $800,000 in 2011 and, had the changes been in effect for the entire year, would have decreased the Bank’s deposit insurance expense by approximately $1.1 million.

•	The unlimited FDIC deposit insurance coverage on noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts is extended for two years through December 31, 2012.

•
The Federal Reserve Board is given the authority to require that debit interchange rates be “reasonable and proportionate to the cost incurred by the issuer with respect to the transaction.”  On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees for issuers that, together with their affiliates, have assets of greater than $10 billion.  Under the final rule, which becomes effective October 1, 2011, the maximum permissible interchange fee will be the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction.  While the Bank is exempt from the final rule, it may need to reduce its interchange fees in order to remain competitive or because of implementation issues.

•
The long standing prohibition on the payment of interest on corporate checking deposits is repealed effective July 2011.  Although the Bank is not currently planning on paying interest on its corporate checking deposits, it may need to do so in order to remain competitive.  Commercial checking deposits currently account for approximately 21% of the Bank’s total deposits.  If the Bank needs to pay interest on these deposits and is unable to offset the resulting interest cost with service charges on these accounts, it could have a material adverse impact on the Corporation’s results of operations.

•
The minimum Deposit Insurance Fund (“DIF”) ratio is increased from 1.15% of insured deposits to 1.35% and the FDIC is required to reach that level by September 30, 2020.  Based on the most recent available information, the DIF balance was a negative $1 billion at March 31, 2011 and would need to be increased by approximately $87 billion to be at the statutory minimum of 1.35% of insured deposits.  The long-term impact of this change on the Bank’s deposit insurance cost is uncertain.

Certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) resulted in more municipal security issuances qualifying for favorable tax treatment by banks and exempted many such issuances from the federal alternative minimum tax (“AMT”).  Management took advantage of these provisions and purchased a significant amount of tax-advantaged municipal securities during 2009 and 2010 at what is believed to be attractive yields and without the usual limitations imposed by the AMT.  These provisions of the ARRA impacting municipal securities expired on December 31, 2010.  The expiration of these provisions will serve to limit the amount of municipal securities that the Bank can hold without being subject to the AMT.  In addition, the expiration is also believed to have reduced both the available supply of municipal securities for which the Bank can receive favorable tax treatment and the yields on municipal securities available for purchase by the Bank.

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

Conversely, a decrease in interest rates uniformly across the yield curve should initially have a positive impact on the Bank’s net interest income.  Furthermore, if the Bank owns interest rate floors that are in the money at the time of the interest rate decrease or become in the money as a result of the decrease, the magnitude of the positive impact should increase.  However, if the Bank does not or cannot decrease the rates paid on its deposit accounts as quickly or in the same amount as decreases in market interest rates, regardless of whether or not it owns interest rate floors, the magnitude of the positive impact will decline and could even be negative.  If interest rates decline, or have declined, and are sustained at the lower levels, the impact on net interest income should be negative.  This occurs primarily because with the passage of time more loans and investment securities will reprice at lower rates than time deposits and borrowings, and there will be no offsetting decrease in interest expense for the loans and investment securities funded by noninterest-bearing checking deposits and capital.

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

Index

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at June 30, 2011 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the twelve-month period ending June 30, 2012 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at June 30, 2011 and net interest income on a tax-equivalent basis for the twelve-month period ending June 30, 2012 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years.  Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

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

Index

			Net Interest Income
	Net Portfolio Value at		Twelve-month Period Ending
	June 30, 2011		June 30, 2012
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$143,176	(12.1)%	$52,952	(17.5)%
+ 100 basis point rate shock	152,491	(6.4)	58,585	(8.8)
Base case (no rate change)	162,964	-	64,217	-
- 100 basis point rate shock	175,348	7.6	66,288	3.2
- 200 basis point rate shock	190,483	16.9	64,404	.3

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
101*
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

  * Furnished, not filed

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Date: August 9, 2011	By /s/ Michael N. Vittorio
Michael N. Vittorio
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ Mark D. Curtis
Mark D. Curtis
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

Index

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.