Form 10-Q
period 2011-09-30
FIRST OF LONG ISLAND CORP
filed 2011-11-09
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 0-12220

THE FIRST OF LONG ISLAND CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

NEW YORK	11-2672906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, New York	11545
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(516) 671-4900

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2011
Common stock, $.10 par value	8,787,010

THE FIRST OF LONG ISLAND CORPORATION
SEPTEMBER 30, 2011

Index

ITEM 1. - FINANCIAL STATEMENTS
CONSOLIDATED  BALANCE  SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
Assets:
Cash and due from banks	$27,502,000	$18,144,000
Temporary investments	682,000	276,000
Cash and cash equivalents	28,184,000	18,420,000

Investment securities:
Held-to-maturity, at amortized cost (fair value of $71,841,000 and $89,760,000)	67,991,000	86,578,000
Available-for-sale, at fair value (amortized cost of $797,035,000 and $649,278,000)	831,663,000	653,115,000
	899,654,000	739,693,000

Loan held for sale	-	1,000,000

Loans:
Commercial and industrial	43,454,000	39,055,000
Secured by real estate:
Commercial mortgages	449,235,000	416,946,000
Residential mortgages	365,154,000	334,768,000
Home equity	100,226,000	103,829,000
Consumer	4,766,000	5,790,000
	962,835,000	900,388,000
Net deferred loan origination costs	2,739,000	2,571,000
	965,574,000	902,959,000
Allowance for loan losses	(15,483,000)	(14,014,000)
	950,091,000	888,945,000

Federal Home Loan Bank stock, at cost	6,800,000	7,688,000
Bank premises and equipment, net	21,763,000	20,843,000
Prepaid income taxes	495,000	412,000
Deferred income tax benefits	-	2,199,000
Bank-owned life insurance	13,041,000	12,663,000
Pension plan assets, net	5,511,000	5,868,000
Prepaid FDIC assessment	2,993,000	3,792,000
Other assets	11,486,000	9,500,000
	$1,940,018,000	$1,711,023,000
Liabilities:
Deposits:
Checking	$422,807,000	$386,797,000
Savings, NOW and money market	804,062,000	637,975,000
Time, $100,000 and over	179,482,000	178,901,000
Time, other	97,666,000	89,265,000
	1,504,017,000	1,292,938,000
Short-term borrowings	22,585,000	61,590,000
Long-term debt	207,500,000	192,000,000
Accrued expenses and other liabilities	9,329,000	7,801,000
Deferred income taxes payable	10,687,000	-
	1,754,118,000	1,554,329,000
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 20,000,000 shares;
Issued and outstanding, 8,786,910 and 8,707,665 shares	879,000	871,000
Surplus	37,170,000	35,526,000
Retained earnings	130,568,000	121,713,000
	168,617,000	158,110,000
Accumulated other comprehensive income (loss) net of tax	17,283,000	(1,416,000)
	185,900,000	156,694,000
	$1,940,018,000	$1,711,023,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans	$35,740,000	$34,097,000	$12,133,000	$11,451,000
Investment securities:
Taxable	12,284,000	12,937,000	4,432,000	4,004,000
Nontaxable	8,653,000	7,167,000	3,022,000	2,548,000
	56,677,000	54,201,000	19,587,000	18,003,000
Interest expense:
Savings, NOW and money market deposits	2,936,000	3,165,000	1,109,000	860,000
Time deposits	4,501,000	4,544,000	1,539,000	1,418,000
Short-term borrowings	76,000	91,000	10,000	13,000
Long-term debt	5,488,000	4,920,000	1,908,000	1,658,000
	13,001,000	12,720,000	4,566,000	3,949,000
Net interest income	43,676,000	41,481,000	15,021,000	14,054,000
Provision for loan losses	2,637,000	2,423,000	754,000	825,000
Net interest income after provision for loan losses	41,039,000	39,058,000	14,267,000	13,229,000

Noninterest income:
Investment Management Division income	1,161,000	1,163,000	367,000	394,000
Service charges on deposit accounts	2,437,000	2,646,000	818,000	892,000
Net gains on sales of available-for-sale securities	122,000	1,719,000	-	-
Other	1,131,000	1,122,000	384,000	492,000
	4,851,000	6,650,000	1,569,000	1,778,000
Noninterest expense:
Salaries	11,826,000	11,687,000	4,028,000	3,881,000
Employee benefits	3,962,000	4,172,000	1,363,000	1,411,000
Occupancy and equipment expense	5,406,000	4,927,000	1,730,000	1,643,000
Other operating expenses	6,049,000	6,091,000	1,919,000	2,010,000
	27,243,000	26,877,000	9,040,000	8,945,000

Income before income taxes	18,647,000	18,831,000	6,796,000	6,062,000
Income tax expense	3,918,000	4,503,000	1,510,000	1,357,000
Net income	$14,729,000	$14,328,000	$5,286,000	$4,705,000

Weighted average:
Common shares	8,752,892	7,629,728	8,774,502	8,398,939
Dilutive stock options and restricted stock units	96,312	105,487	77,896	107,031
	8,849,204	7,735,215	8,852,398	8,505,970

Earnings per share:
Basic	$ 1.68	$ 1.88	$ .60	$ .56
Diluted	$ 1.66	$ 1.85	$ .60	$ .55

Cash dividends declared per share	$ .67	$ .62	$ .23	$ .22

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2011
				Compre-		Accumulated Other Compre-
	Common Stock			hensive	Retained	hensive
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Total
Balance, January 1, 2011	8,707,665	$871,000	$35,526,000		$121,713,000	$(1,416,000)	$156,694,000
Net Income				$14,729,000	14,729,000		14,729,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				18,568,000		18,568,000	18,568,000
Pension plan adjustments				131,000		131,000	131,000
Repurchase of common stock	(5,786)	(1,000)	(152,000)				(153,000)
Common stock issued under stock compensation plans, including tax benefit	85,031	9,000	1,237,000				1,246,000
Stock-based compensation			559,000				559,000
Cash dividends declared					(5,874,000)		(5,874,000)
Comprehensive income				$33,428,000
Balance, September 30, 2011	8,786,910	$879,000	$37,170,000		$130,568,000	$17,283,000	$185,900,000

Comprehensive income - three months ended September 30, 2011				$13,054,000

	Nine Months Ended September 30, 2010
	Common Stock			Compre- hensive	Retained	Accumulated Other Compre- hensive
	Shares	Amount	Surplus	Income	Earnings	Income	Total
Balance, January 1, 2010	7,213,056	$721,000	$2,043,000		$110,047,000	$3,651,000	$116,462,000
Net Income				$14,328,000	14,328,000		14,328,000
Other comprehensive income, net of tax and reclassification adjustment:
Unrealized gains on available-for-sale securities				7,202,000		7,202,000	7,202,000
Pension plan adjustments				156,000		156,000	156,000
Repurchase of common stock	(3,581)	-	(91,000)				(91,000)
Common stock issued under stock compensation plans, including tax benefit	46,686	5,000	491,000				496,000
Issuance of common stock	1,437,500	144,000	32,218,000				32,362,000
Stock-based compensation			551,000				551,000
Cash dividends declared					(4,810,000)		(4,810,000)
Comprehensive income				$21,686,000
Balance, September 30, 2010	8,693,661	$870,000	$35,212,000		$119,565,000	$11,009,000	$166,656,000

Comprehensive income - three months ended September 30, 2010				$8,038,000

See notes to unaudited consolidated financial statements

Index

CONSOLIDATED STATEMENTS OF CASH  FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$14,729,000	$14,328,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,637,000	2,423,000
Loss on loans held for sale	75,000	-
Deferred income tax provision (credit)	578,000	(107,000)
Depreciation and amortization	2,025,000	1,891,000
Premium amortization on investment securities, net	3,604,000	3,001,000
Net gains on sales of available-for-sale securities	(122,000)	(1,719,000)
Gain on sale of bank premises and equipment	-	(154,000)
Stock-based compensation expense	559,000	551,000
Accretion of cash surrender value on bank-owned life insurance	(378,000)	(372,000)
Increase in prepaid income taxes	(83,000)	(244,000)
Decrease in prepaid FDIC assessment	799,000	1,174,000
Decrease (increase) in pension plan assets	573,000	(3,035,000)
Increase in other assets	(1,986,000)	(591,000)
Increase in accrued expenses and other liabilities	1,423,000	1,671,000
Net cash provided by operating activities	24,433,000	18,817,000

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	4,370,000	78,504,000
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	19,079,000	33,188,000
Available-for-sale	86,686,000	107,155,000
Purchase of investment securities:
Held-to-maturity	(410,000)	(480,000)
Available-for-sale	(242,377,000)	(168,628,000)
Proceeds from sales of loans held for sale	1,535,000	-
Net increase in loans to customers	(64,393,000)	(55,636,000)
Net decrease in Federal Home Loan Bank stock	888,000	2,781,000
Purchases of bank premises and equipment	(2,945,000)	(4,534,000)
Proceeds from sale of bank premises and equipment	-	284,000
Net cash used in investing activities	(197,567,000)	(7,366,000)

Cash Flows From Financing Activities:
Net increase in total deposits	211,079,000	30,325,000
Net decrease in short-term borrowings	(39,005,000)	(77,145,000)
Proceeds from long-term debt	27,500,000	-
Repayment of long-term debt	(12,000,000)	-
Proceeds from issuance of common stock	-	32,362,000
Proceeds from exercise of stock options	1,153,000	457,000
Tax benefit of stock compensation plans	93,000	39,000
Repurchase and retirement of common stock	(153,000)	(91,000)
Cash dividends paid	(5,769,000)	(4,340,000)
Net cash provided by (used in) financing activities	182,898,000	(18,393,000)
Net increase (decrease) in cash and cash equivalents	9,764,000	(6,942,000)
Cash and cash equivalents, beginning of year	18,420,000	33,342,000
Cash and cash equivalents, end of period	$28,184,000	$26,400,000

Supplemental Information:
Cash paid for:
Interest	$12,099,000	$11,795,000
Income taxes	3,331,000	4,816,000

Noncash investing and financing activities:
Cash dividends payable	2,021,000	1,913,000
Loans transferred from portfolio to held for sale	610,000	1,300,000

See notes to unaudited consolidated financial statements

Index

THE FIRST OF LONG ISLAND CORPORATION AND SUBSIDIARY
SEPTEMBER 30, 2011
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

The consolidated financial information included herein as of and for the periods ended September 30, 2011 and 2010 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2010 consolidated balance sheet was derived from the Corporation's December 31, 2010 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2.  Investment Securities

The following tables set forth the amortized cost and fair value of the Bank’s investment securities at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$45,055	$2,657	$-	$47,712
Pass-through mortgage securities	7,641	562	-	8,203
Collateralized mortgage obligations	15,295	631	-	15,926
	$67,991	$3,850	$-	$71,841
Available-for-Sale Securities:
U.S. government agencies	$5,000	$155	$-	$5,155
State and municipals	273,031	16,051	(54)	289,028
Pass-through mortgage securities	72,324	5,180	-	77,504
Collateralized mortgage obligations	446,680	13,511	(215)	459,976
	$797,035	$34,897	$(269)	$831,663

Index

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:		(in thousands)
State and municipals	$49,294	$1,632	$(132)	$50,794
Pass-through mortgage securities	11,025	638	-	11,663
Collateralized mortgage obligations	26,259	1,044	-	27,303
	$86,578	$3,314	$(132)	$89,760
Available-for-Sale Securities:
U.S. government agencies	$5,000	$155	$-	$5,155
State and municipals	221,832	1,793	(8,013)	215,612
Pass-through mortgage securities	76,036	4,470	(35)	80,471
Collateralized mortgage obligations	346,410	6,796	(1,329)	351,877
	$649,278	$13,214	$(9,377)	$653,115

At September 30, 2011, $330,204,000 of the Corporation’s municipal securities were rated AA or better, $2,610,000 were rated A and $1,269,000 were non-rated bonds of local municipalities.  The Corporation’s pass-through mortgage security portfolio at September 30, 2011 is comprised of $72,822,000, $9,628,000 and $2,695,000 issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), respectively.  Each issuer’s pass-through securities are backed by residential mortgages conforming to its underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s collateralized mortgage obligations were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.

At September 30, 2011 investment securities with a carrying value of $293,157,000 were pledged as collateral to secure public deposits and borrowed funds.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses at September 30, 2011 and December 31, 2010 presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$3,990	$(39)	$1,420	$(15)	$5,410	$(54)
Collateralized mortgage obligations	43,822	(215)	-	-	43,822	(215)
Total temporarily impaired	$47,812	$(254)	$1,420	$(15)	$49,232	$(269)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$145,559	$(8,106)	$508	$(39)	$146,067	$(8,145)
Pass-through mortgage securities	7,451	(35)	-	-	7,451	(35)
Collateralized mortgage obligations	68,778	(1,329)	-	-	68,778	(1,329)
Total temporarily impaired	$221,788	$(9,470)	$508	$(39)	$222,296	$(9,509)

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

Because the unrealized losses reflected in the preceding tables are attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Proceeds	$4,370	$78,504	$-	$-

Gross gains	$122	$1,885	$-	$-
Gross losses	-	(166)	-	-
Net gains	$122	$1,719	$-	$-

The tax provisions related to these net realized gains were $48,000 and $682,000 for the nine months ended September 30, 2011 and 2010, respectively.

Maturities.  The following table sets forth the amortized cost and fair value of the Bank’s investment securities at September 30, 2011 by expected maturity.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$2,716	$2,744	$9,380	$9,950	$27,665	$29,452	$5,294	$5,566
Pass-through mortgage securities	1	1	3,570	3,737	640	695	3,430	3,770
Collateralized mortgage obligations	-	-	-	-	-	-	15,295	15,926
	$2,717	$2,745	$12,950	$13,687	$28,305	$30,147	$24,019	$25,262

Index

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. government agencies	$-	$-	$-	$-	$5,000	$5,155	$-	$-
State and municipals	1,942	1,958	8,683	9,086	20,463	21,684	241,943	256,300
Pass-through mortgage securities	-	-	629	681	3,205	3,509	68,490	73,314
Collateralized mortgage obligations			-	-	7,664	7,841	439,016	452,135
	$1,942	$1,958	$9,312	$9,767	$36,332	$38,189	$749,449	$781,749

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

3.  Loans

The following tables set forth by portfolio segment as of September 30, 2011 and December 31, 2010: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  They also set forth by portfolio segment the activity in the allowance for loan losses for the nine and three month periods ended September 30, 2011.

	September 30, 2011
	Commercial & Industrial	Commercial Mortgages	Residential Mortgages	Home Equity	Consumer	Total
Loans:	(in thousands)
Individually evaluated for impairment	$16	$2,192	$4,369	$949	$5	$7,531
Collectively evaluated for impairment	43,438	447,043	360,785	99,277	4,761	955,304
	$43,454	$449,235	$365,154	$100,226	$4,766	$962,835

Allocation of allowance for loan losses:
Loans individually evaluated for impairment	$1	$117	$640	$100	$5	$863
Loans collectively evaluated for impairment	657	8,106	4,389	1,320	148	14,620
	$658	$8,223	$5,029	$1,420	$153	$15,483

Activity in allowance for loan losses:
Balance at 1/1/11	$803	$7,680	$4,059	$1,415	$57	$14,014
Chargeoffs	-	1,257	8	-	23	1,288
Recoveries	114	-	6	-	-	120
Provision for loan losses (credit)	(259)	1,800	972	5	119	2,637
Balance at 9/30/11	$658	$8,223	$5,029	$1,420	$153	$15,483

Balance at 7/1/11	$678	$8,046	$4,468	$1,310	$142	$14,644
Chargeoffs	-	-	3	-	23	26
Recoveries	105	-	6	-	-	111
Provision for loan losses (credit)	(125)	177	558	110	34	754
Balance at 9/30/11	$658	$8,223	$5,029	$1,420	$153	$15,483

Index

	December 31, 2010
	Commercial & Industrial	Commercial Mortgages	Residential Mortgages	Home Equity	Consumer	Total
Loans:	(in thousands)
Individually evaluated for impairment	$27	$2,314	$945	$-	$-	$3,286
Collectively evaluated for impairment	39,028	414,632	333,823	103,829	5,790	897,102
	$39,055	$416,946	$334,768	$103,829	$5,790	$900,388

Allocation of allowance for loan losses:
Loans individually evaluated for impairment	$27	$870	$-	$-	$-	$897
Loans collectively evaluated for impairment	776	6,810	4,059	1,415	57	13,117
	$803	$7,680	$4,059	$1,415	$57	$14,014

The following table sets forth information regarding individually impaired loans by class of loans as of September 30, 2011 and for the nine and three month periods then ended, including the interest income recognized while the loans were impaired.

	September 30, 2011			Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Other commercial mortgages	$781	$781	$-	$785	$22	$783	$11
Residential mortgages	131	131	-	131	-	131	(26)
Home equity	849	849	-	851	2	851	(6)
	1,761	1,761	-	1,767	24	1,765	(21)
With an allowance recorded:
Commercial and industrial	16	16	1	22	1	18	-
Multifamily commercial mortgages	1,411	1,411	117	1,426	-	1,417	-
Residential mortgages	4,238	4,238	640	4,250	98	4,243	70
Home equity	100	100	100	100	-	100	-
Consumer	5	5	5	6	-	6	-
	5,770	5,770	863	5,804	99	5,784	70
Total:
Commercial and industrial	16	16	1	22	1	18	-
Commercial mortgages:
Multifamily	1,411	1,411	117	1,426	-	1,417	-
Other	781	781	-	785	22	783	11
Residential mortgages	4,369	4,369	640	4,381	98	4,374	44
Home equity	949	949	100	951	2	951	(6)
Consumer	5	5	5	6	-	6	-
	$7,531	$7,531	$863	$7,571	$123	$7,549	$49

Index

The following table sets forth information regarding individually impaired loans by class of loans as of December 31, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(in thousands)
Multifamily commercial mortgages.	$447	$447	$-
Residential mortgages	945	945	-
	1,392	1,392	-
With an allowance recorded:
Commercial and industrial	27	27	27
Multifamily commercial mortgages	1,867	1,867	870
	1,894	1,894	897
Total:
Commercial and industrial	27	27	27
Multifamily commercial mortgages	2,314	2,314	870
Residential mortgages	945	945	-
	$3,286	$3,286	$897

Interest income recorded by the Corporation on loans considered to be impaired is generally recognized on a cash basis.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loan.

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Multifamily commercial mortgages	$1,411	$2,314
Residential mortgages	726	622
Home equity	875	-
	$3,012	$2,936

The following tables present the aging of the recorded investment in loans as of September 30, 2011 and December 31, 2010 by class of loans.

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans & Loans 90 Days or More Past Due	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$43,454	$43,454
Commercial mortgages:
Multifamily	-	-	1,411	1,411	227,931	229,342
Owner-occupied	-	-	-	-	82,492	82,492
Other	-	-	-	-	137,401	137,401
Residential mortgages	501	-	726	1,227	363,927	365,154
Home equity	275	-	875	1,150	99,076	100,226
Consumer	1	-	-	1	4,765	4,766
	$777	$-	$3,012	$3,789	$959,046	$962,835

Index

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual Loans & Loans 90 Days or More Past Due	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$39,055	$39,055
Commercial mortgages:
Multifamily	-	-	2,314	2,314	205,785	208,099
Owner-occupied	-	-	-	-	83,386	83,386
Other	-	-	-	-	125,461	125,461
Residential mortgages	491	839	622	1,952	332,816	334,768
Home equity	328	-	-	328	103,501	103,829
Consumer	2	-	-	2	5,788	5,790
	$821	$839	$2,936	$4,596	$895,792	$900,388

Troubled Debt Restructurings.  A restructuring constitutes a troubled debt restructuring when the restructuring includes a concession by the Bank and the borrower is experiencing financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s internal underwriting policy.

At September 30, 2011, $662,000 of the Bank’s allowance for loan losses is allocable to loans that have been modified in troubled debt restructurings.

During the nine months ended September 30, 2011, the terms of certain loans were modified in troubled debt restructurings.  The modifications included a reduction of the stated interest rate of the loan and/or an extension of the maturity date.  If applicable, the new interest rate was lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 31 months to 9.5 years.  The one modification involving an extension of the maturity date was for a period of 23 months.

For loans restructured in troubled debt restructurings during the nine and three month periods ended September 30, 2011, the following table presents, by class of loans: (1) the number of loans modified; and (2) the outstanding recorded investment at the date of modification on both a pre and post-modification basis.

	Nine Months Ended September 30, 2011			Three Months Ended September 30, 2011
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled debt restructurings modified during period:
Multifamily commercial mortgages	2	$1,420	$1,420	1	$992	$992
Other commercial mortgages	1	40	40	-	-	-
Residential mortgages	2	1,393	1,393	-	-	-
	5	$2,853	$2,853	1	$992	$992

The troubled debt restructurings described in the table increased the allowance for loan losses by $372,000 and $114,000 during the nine and three month periods ended September 30, 2011, respectively, and resulted in no charge-offs during either period.

There are no troubled debt restructurings for which there was a payment default during the nine and three month periods ended September 30, 2011 that were modified during the twelve month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Index

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
8
Special Mention - The borrower has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

9
Substandard - Loans are inadequately protected by the current sound worth and paying capacity of the borrower or the collateral pledged, if any.  Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

At September 30, 2011 and December 31, 2010, and based on the most recent review performed, the recorded investment in commercial and industrial loans and commercial real estate loans by loan class and risk rating is as follows:

	September 30, 2011
		Commercial Mortgages
Internally Assigned Risk Rating	Commercial and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$5,452	$-	$-	$-	$-
3 - 4	4,220	-	-	-	-
5 - 6	33,435	222,147	75,103	130,410	427,660
7	331	5,043	1,060	3,252	9,355
8	-	-	1,570	3,465	5,035
9	16	2,152	4,759	274	7,185
10	-	-	-	-	-
	$43,454	$229,342	$82,492	$137,401	$449,235

Index

	December 31, 2010
		Commercial Mortgages
Internally Assigned Risk Rating	Commercial and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$6,678	$-	$-	$-	$-
3 - 4	410	-	-	-	-
5 - 6	30,485	202,196	69,781	121,691	393,668
7	910	3,534	6,202	3,323	13,059
8	-	502	3,813	-	4,315
9	572	1,867	3,590	447	5,904
10	-	-	-	-	-
	$39,055	$208,099	$83,386	$125,461	$416,946

Residential mortgage loans, home equity loans and other consumer loans are risk rated utilizing a three point rating system based on Fair Isaac Corporation (“FICO”) scores and internal classification.  A FICO score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required.  FICO scores for each borrower are updated on an annual basis.  The risk ratings are defined as follows:

1.	FICO score is equal to or greater than 680.

2.	FICO score is 635 to 679.

3.	FICO score is below 635 or the loan is classified, criticized or on the watch list.

At September 30, 2011 and December 31, 2010, and based on the most recent FICO score obtained by the Corporation or internal classification, the recorded investment in residential mortgages, home equity loans, and other consumer loans by credit quality indicator is as follows:

	September 30, 2011
Internally Assigned Risk Rating	Residential Mortgages	Home Equity	Consumer
	(in thousands)
1	$328,003	$82,214	$3,599
2	19,457	9,755	730
3	17,694	8,257	154
Not Rated	-	-	283
	$365,154	$100,226	$4,766

	December 31, 2010
Internally Assigned Risk Rating	Residential Mortgages	Home Equity	Consumer
	(in thousands)
1	$290,820	$81,987	$1,489
2	26,095	11,276	3,505
3	17,853	10,566	382
Not Rated	-	-	414
	$334,768	$103,829	$5,790

Non-rated loans in the above tables represent transaction account overdrafts.

4.  Stock-based Compensation

The Corporation’s 2006 Stock Compensation Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 155,356 shares remain available for grant as of September 30, 2011.

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and, if necessary, adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $559,000 and $551,000 and recognized related income tax benefits of $222,000 and $219,000 in the first nine months of 2011 and 2010, respectively.

Option Activity.  On January 25, 2011, the Corporation’s Board of Directors granted 50,025 nonqualified stock options under the 2006 Plan and on April 1, 2011 granted an additional 500 nonqualified stock options.  The options were granted at prices equal to the fair market value of one share of the Corporation’s stock on the dates of grant.

A summary of stock options outstanding under the Corporation’s stock compensation plans as of September 30, 2011 and changes during the nine month period then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	476,095	$20.72
Granted	50,525	28.96
Exercised	(67,082)	17.19
Forfeited or expired	(1,776)	12.65
Outstanding at September 30, 2011	457,762	$22.18	5.42	$706
Exercisable at September 30, 2011	300,299	$20.99	4.12	$584

       The total intrinsic value of options exercised during the first nine months of 2011 and 2010 was $635,000 and $317,000, respectively.

Restricted Stock Activity.  On January 25, 2011, the Corporation’s Board of Directors granted 15,620 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2013 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of shares granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s nonvested shares as of September 30, 2011 and changes during the nine month period then ended is presented below.

Index

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	33,271	$21.32
Granted	15,620	26.40
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2011	48,891	$22.95

Unrecognized Compensation Cost. As of September 30, 2011, there was $1,467,000 of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 2.82 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the nine months ended September 30, 2011 and 2010 was $1,153,000 and $457,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the first nine months of 2011 and 2010 was $24,000 and $11,000, respectively.

Other.  No cash was used to settle stock options during the first nine months of 2011 or 2010.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

5.  Stockholders’ Equity

On July 20, 2010 the Corporation sold 1,437,500 shares of its common stock in an underwritten public offering at a price of $24 per share.  The net proceeds of the offering, after the underwriting discount and offering expenses paid by the Corporation, were $32,362,000.

Earnings Per Share.  There were 102,354 and 110,514 shares of common stock underlying equity awards outstanding at September 30, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

Repurchase of Common Stock.  The line captioned repurchase of common stock in the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 is comprised of 5,125 shares of common stock with a value of $136,000 withheld upon the conversion of RSUs and 661 shares with a value of $17,000 that were tendered upon the exercise of stock options.  The line captioned repurchase of common stock for the nine months ended September 30, 2010 is comprised of 3,581 shares with a value of $91,000 withheld upon the conversion of RSUs.  The value of the shares withheld in both nine-month periods was used to satisfy the personal tax liabilities of the RSU holders.

6.  Defined Benefit Pension Plan

The following table sets forth the components of net periodic pension cost for accounting purposes.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Service cost, net of plan participant contributions	$920	$900	$306	$300
Interest cost	1,002	893	334	298
Expected return on plan assets	(1,565)	(1,345)	(521)	(448)
Amortization of prior service cost	17	17	5	5
Amortization of net actuarial loss	199	242	67	81
Net pension cost	$573	$707	$191	$236

Index

The Bank makes cash contributions to the pension plan (the “Plan”) which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions.  For the Plan year ending September 30, 2011, the Bank has no minimum required pension contribution and a maximum tax deductible contribution of $4,201,000.  The Bank expects to make a contribution within that range by December 31, 2011, but the amount of such contribution has not yet been determined.  The Bank contributed $3,741,984 to the Plan for the plan year ended September 30, 2010.

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

       The fair values of the Corporation’s available-for-sale securities are summarized below.

		Fair Value Measurements at September 30, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,155	$-	$5,155	$-
State and municipals	289,028	-	289,028	-
Pass-through mortgage securities	77,504	-	77,504	-
Collateralized mortgage obligations	459,976	-	459,976	-
	$831,663	$-	$831,663	$-

		Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,155	$-	$5,155	$-
State and municipals	215,612	-	215,612	-
Pass-through mortgage securities	80,471	-	80,471	-
Collateralized mortgage obligations	351,877	-	351,877	-
	$653,115	$-	$653,115	$-

Index

The Corporation’s assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan Held for Sale:	(in thousands)
September 30, 2011	$-	$-	$-	$-
December 31, 2010	1,000	-	1,000	-

Impaired loans:
September 30, 2011	1,423	-	1,423	-
December 31, 2010	-	-	-	-

The loan held for sale at December 31, 2010 was nonaccruing and carried at the lower of cost or fair value.  The loan had a cost basis of $1,300,000 and a related valuation allowance of $300,000.  The fair value of this loan was determined using indications of interest from several potential buyers.  The valuation allowance was established through charges to other noninterest income.

The impaired loans at September 30, 2011, which are measured for impairment using the fair value of the collateral, had a principal balance of $1,767,000 and a valuation allowance of $344,000.  The valuation allowance was established through a provision for loan losses charged against income.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:	(in thousands)
Cash and cash equivalents	$28,184	$28,184	$18,420	$18,420
Held-to-maturity securities	67,991	71,841	86,578	89,760
Loans	948,668	971,114	888,945	898,779
Federal Home Loan Bank stock	6,800	6,800	7,688	7,688
Restricted stocks (included in other assets)	1,434	1,434	467	467
Accrued interest receivable	8,717	8,717	7,875	7,875

Financial Liabilities:
Checking deposits	422,807	422,807	386,797	386,797
Savings, NOW and money market deposits	804,062	804,062	637,975	637,975
Time deposits	277,148	285,179	268,166	274,460
Short-term borrowings	22,585	22,585	61,590	61,590
Long-term debt	207,500	224,088	192,000	205,718
Accrued interest payable	3,930	3,930	3,027	3,027

Index

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

Loans.  Fair values are estimated for portfolios of loans with similar financial characteristics.  The total loan portfolio is first divided into adjustable and fixed rate interest terms.  For adjustable rate loans that are subject to immediate repricing, the recorded book value less the related allowance for loan losses is a reasonable estimate of fair value.  For adjustable rate loans that are subject to repricing over time and fixed rate loans, fair value is calculated by discounting anticipated future repricing amounts or cash flows using discount rates equivalent to the rates at which the Bank would currently make loans which are similar with regard to collateral, maturity, and the type of borrower.  The discounted value of the repricing amounts and cash flows is reduced by the related allowance for loan losses to arrive at an estimate of fair value.  The loan amounts in the above table do not include impaired loans measured at fair value on a nonrecurring basis.

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

In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in ASU 2011-02 provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  ASU 2011-02 also implements the disclosure requirements regarding troubled debt restructurings set forth in ASU 2010-20.  ASU 2011-02 is effective for interim or annual periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 resulted in the disclosures regarding troubled debt restructurings included in “Note 3–Loans” to the Corporation’s consolidated financial statements.

Index

9.  Impact of Not Yet Effective Authoritative Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04  represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments in ASU 2011-04 are to be applied prospectively.  For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Management is currently evaluating the impact of ASU 2011-04 on the Corporation’s fair value measurements and disclosures.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.”  The amendments in ASU 2011-05 give entities the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 should be applied retrospectively.  For public entities, the amendments are effective for and interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.  Management is currently evaluating the impact of ASU 2011-05 on the Corporation’s disclosures.

In September 2011, the FASB issued ASU 2011-08 “Intangibles - Goodwill and Other.”  The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of ASU 2011-08 is not expected to impact the Corporation’s consolidated financial statements or disclosures.

Index
ITEM2. -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp. (“FNY”), and The First of Long Island REIT, Inc. (“REIT”).  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  The Bank’s primary service area is Nassau and Suffolk Counties, Long Island.  Additionally, the Bank has three commercial banking branches in Manhattan.

Overview

The Corporation reported net income of $14.7 million, or $1.66 per share, for the first nine months of 2011 versus $14.3 million, or $1.85 per share, for the same period last year.  Gains on sales of securities were $122,000 versus $1.7 million for the same period last year.  Excluding these gains from each period, net income is up $1.4 million, or 10.3%.  Earnings per share for the current period includes the dilutive effect of 1.4 million shares of common stock sold in July 2010, while the same period last year only includes the dilutive effect of such sale for most of the third quarter.  Net income for the third quarter of 2011 was $5.3 million, or $.60 per share, as compared to $4.7 million, or $.55 per share, for the same quarter last year.

The increase in net income for the first nine months of this year is primarily attributable to an increase in net interest income of $2.2 million and a reduction in income tax expense of $585,000.  Income tax expense declined primarily because of an increase of $1.5 million, or 20.7%, in tax-exempt income on municipal securities and, to a much lesser extent, a small decrease in income before income taxes.  Largely offsetting the positive impact of the aforementioned items was the decrease in gains on sales of securities and an increase in occupancy and equipment expense of $479,000.  The increase in net income for the third quarter of this year was largely driven by an increase in net interest income of $967,000 and management’s ability to contain expenses despite growth in the Bank’s branch distribution system.

The increase in net interest income for the nine-month period is primarily attributable to growth in the average balances of all categories of interest-earning assets as partially offset by a fifteen basis point decline in net interest margin.  Loans and municipal securities, the Bank’s two highest yielding asset categories, grew by $85.1 million or 9.9%, and $58.7 million, or 25.1%, respectively, while taxable securities, the Bank’s lowest yielding asset category, grew by only $21.5 million, or 4.5%. On an overall basis, total average interest-earning assets increased by $168.5 million, or 10.7%, and, from the standpoint of profitability, the mix of such assets improved.  Funding the growth in interest-earning assets were increases in noninterest-bearing checking deposits of $47.3 million, capital of $36.2 million, savings, NOW and money market deposits of $70.4 million and long-term debt of $34.9 million.  Checking deposits and capital are both desirable funding sources from the standpoint that neither has an associated interest cost.  Net interest margin declined primarily because the negative impact of market driven declines in yield on both the Bank’s securities and loan portfolios outweighed the positive impact of management’s successful efforts to lower the overall rate paid by the Bank on interest-bearing liabilities.  The reduction in such overall rate would have been greater had management not engaged in a liability extension strategy. This strategy involved the promotion of higher cost, longer-term time deposits, additional long-term borrowings, and being less aggressive in pricing money market and shorter-term time deposits.  This strategy results in paying more for funding today in exchange for possibly reducing the negative impact that future increases in interest rates could have on the Bank’s earnings.

Index

Occupancy and equipment expense increased when comparing the nine-month periods largely due to branch expansion.  Since the beginning of 2010, the Bank opened six new branches.  Despite the cost of personnel needed to staff the new branches and the impact of normal annual salary increases, salaries for the first nine months of 2011 were only slightly higher than the same period last year and employee benefit expense declined by $210,000, or 5.0%.  Salary expense was contained by partially staffing the new branches with experienced personnel from existing branches and through staff reductions due to attrition.   As a result of these efficiency measures, the number of full-time-equivalent employees was unchanged when comparing the end of the current nine-month period to the same period last year. Management believes that these efficiency measures were executed without compromising internal controls or service quality.  A significant portion of the decrease in employee benefit expense is attributable to a decrease in retirement plan expense.

The Bank’s allowance for loan losses to gross loans (“reserve coverage ratio”) was 1.55% and 1.60%, respectively at the beginning and end of the current nine-month period compared to 1.25% and 1.41%, respectively, at the beginning and end of the comparable period last year.   The $2.6 million provision for loan losses for the first nine months of this year is primarily attributable to loan growth, the impact of a $1.3 million chargeoff on one loan transferred to the held for sale category and the 5 basis point increase in the reserve coverage ratio.  The $2.4 million provision for the first nine months of last year was also attributable to loan growth and, additionally, the 16 basis point increase in the reserve coverage ratio.  The increases in the reserve coverage ratio during each nine month period were largely driven by management’s assessment of national and local economic conditions.  The credit quality of the Bank’s loan portfolio remains excellent as evidenced by, among other things, a low level of delinquent loans.  Total delinquent loans amounted to $3.8 million at September 30, 2011, comprised of loans past due 30 to 89 days of $777,000 and nonaccrual loans of $3.0 million.  In addition, although troubled debt restructurings increased by $2.8 million during the current nine-month period, they remain low at $5.4 million.  Of these loans, $3.7 million are performing in accordance with their modified terms and $1.7 million are delinquent.  The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of municipal securities rated AA or better by major rating agencies.

The Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.93%, 20.46% and 21.72%, respectively, at September 30, 2011.  The strength of the Corporation’s balance sheet, from both a capital and asset quality perspective, positions the Bank for continued growth in a measured and disciplined fashion. Key strategic initiatives with respect to the Bank’s earnings prospects will continue to include loan growth and expansion of the Bank’s branch distribution system both on Long Island and in New York City.  However, interest rates are currently very low, loan demand by borrowers meeting the Bank’s underwriting guidelines is modest and future growth of the Bank’s municipal securities portfolio could be limited by the alternative minimum tax.  The persistence of these factors would likely result in a decline in net interest margin.  If that were to occur, and management is unable to offset the negative impact of the decline with increased revenue from existing or new product offerings, expense savings or other measures, the Bank’s profitability could decline.

Index

Thus far in 2011, the Bank opened two full service branches on Long Island, one in Point Lookout and one in Massapequa.  There are no additional branch openings scheduled for the balance of 2011.

Net Interest Income

Average Balance Sheet, Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$17,967	$31	.23%	$14,823	$24	.22%
Investment Securities:
Taxable	495,744	12,253	3.30	474,198	12,913	3.63
Nontaxable (1)	292,410	13,111	5.98	233,695	10,859	6.20
Loans (1) (2)	940,346	35,762	5.07	855,257	34,115	5.32
Total interest-earning assets	1,746,467	61,157	4.67	1,577,973	57,911	4.89
Allowance for loan losses	(14,764)			(11,526)
Net interest-earning assets	1,731,703			1,566,447
Cash and due from banks	26,177			25,996
Premises and equipment, net	21,315			20,342
Other assets	30,379			28,538
	$1,809,574			$1,641,323

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$718,230	2,936	.55	$647,799	3,165	.65
Time deposits	272,888	4,501	2.21	288,747	4,544	2.10
Total interest-bearing deposits	991,118	7,437	1.00	936,546	7,709	1.10
Short-term borrowings	27,699	76	.37	31,958	91	.38
Long-term debt	196,916	5,488	3.73	162,000	4,920	4.06
Total interest-bearing liabilities	1,215,733	13,001	1.43	1,130,504	12,720	1.50
Checking deposits	413,525			366,236
Other liabilities	10,015			10,495
	1,639,273			1,507,235
Stockholders' equity	170,301			134,088
	$1,809,574			$1,641,323

Net interest income (1)		$48,156			$45,191
Net interest spread (1)			3.24%			3.39%
Net interest margin (1)			3.67%			3.82%

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

	Nine Months Ended September 30,
	2011 Versus 2010 Increase (decrease) due to changes in:
	Volume	Rate	Rate/ Volume (1)	Net Change
Interest Income:	(in thousands)
Interest-bearing bank balances	$5	$2	$-	$7
Investment securities:
Taxable	587	(1,193)	(54)	(660)
Nontaxable	2,728	(381)	(95)	2,252
Loans	3,394	(1,589)	(158)	1,647
Total interest income	6,714	(3,161)	(307)	3,246

Interest Expense:
Savings, NOW and money market deposits	344	(517)	(56)	(229)
Time deposits	(250)	219	(12)	(43)
Short-term borrowings	(12)	(3)	-	(15)
Long-term debt	1,060	(405)	(87)	568
Total interest expense	1,142	(706)	(155)	281

Increase in net interest income	$5,572	$(2,455)	$(152)	$2,965

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance shown in the table could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net interest income on a tax-equivalent basis increased by $3.0 million when comparing the first nine months of 2011 to the same period last year.  The increase is primarily attributable to growth in all categories of interest-earning assets and a reduction in the overall rate paid on interest-bearing liabilities, as partially offset by market driven declines in yield on both the Bank’s securities and loan portfolios.  Average total interest-earning assets increased by $168.5 million, or 10.7%.  Loans and municipal securities offered the most attractive yields and made up $143.8 million of the total growth.  Funding the interest-earning asset growth were increases in deposits of $101.9 million, capital of $36.2 million, and long-term debt of $34.9 million.

Net interest spread, or the difference between the overall yield on interest-earning assets and the overall cost of interest-bearing liabilities, decreased by 15 basis points when comparing the first nine months of 2011 to the same period last year.  This decrease occurred primarily because the negative impact of the market driven declines in yield on the Bank’s securities and loan portfolios and the Bank’s liability extension strategy more than offset the positive impact of the growth in noninterest-bearing funding sources and management’s lowering of savings and money market deposit rates throughout 2010 and thus far in 2011.  Net interest margin also declined by 15 basis points for the same reasons as the decline in net interest spread.

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

The Bank’s Reserve Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review officers.  In addition, and in consultation with the Bank’s Chief Financial and Risk Officers, the Reserve Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Bank’s allowance for loan losses is reviewed and approved by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency, the Bank’s primary federal banking regulator whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s historical loss experience over a period of time is the starting point in making such estimates.  However, future losses could vary significantly from those experienced in the past and on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others, the level of and trends in delinquencies, national and local economic conditions and trends, trends in the nature and volumes of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of the Bank’s lending staff, changes in the quality of the Bank’s loan review function, environmental risks and loan risk ratings.  Because of the nature of these factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

Index

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, problem loans held for sale, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The Corporation’s risk elements at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Loans past due 90 days or more and still accruing	$-	$-
Nonaccrual loans	3,012	2,936
Loans held for sale	-	1,000
Foreclosed real estate	-	-
Total nonperforming assets	3,012	3,936
Troubled debt restructurings (1)	3,772	2,626
Total risk elements	$6,784	$6,562

Nonaccrual loans as a percentage of total loans	.31%	.32%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.31%	.44%
Risk elements as a percentage of total loans and foreclosed real estate	.70%	.73%

(1)	Excluding $1,658 reported in nonaccrual loans at September 30, 2011.

Allowance and Provision for Loan Losses

The allowance for loan losses increased by $1.5 million during the first nine months of 2011, amounting to $15.5 million, or 1.60% of total loans at September 30, 2011, as compared to $14.0 million, or 1.55% of total loans at December 31, 2010.  During the first nine months of 2011 the Bank had loan chargeoffs and recoveries of $1.3 million and $120,000, respectively, and recorded a $2.6 million provision for loan losses.  The reserve coverage ratio increased by 5 basis point during the current nine month period versus 16 basis points during the same period last year.  Nonetheless, the provision for loans losses was up $214,000 when comparing the first nine months of 2011 to the same period last year because of the impact of a $1.3 million chargeoff on one commercial mortgage loan transferred to loans held for sale.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at September 30, 2011.  In the last few years general economic conditions have been unfavorable as characterized by, among other things, high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused and could cause some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and have caused and could cause the Bank to be unable to realize the full amount due on loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income decreased $1.8 million, or 27.1%, when comparing the first nine months of 2011 to the same period last year.  The decrease is principally due to a $1.6 million decrease in net gains on sales of available-for-sale securities and a $243,000 decrease in overdraft charges.  Overdraft charges declined partially because of regulatory changes that accelerated the timeframe for check clearing and limited overdrafts caused by debit card transactions.

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $366,000, or 1.4%, from $26.9 million for the first nine months of 2010 to $27.2 million for the current nine-month period.  The increase is principally due to a $479,000 increase in occupancy and equipment expense and a $139,000 increase in salaries expense, as partially offset by a $210,000 decrease in employee benefits expense.

The increase in occupancy and equipment expense is primarily due to branch expansion and maintenance of facilities.  The increase in salaries expense is primarily due to normal annual salary adjustments and branch expansion, as partially offset by staffing efficiencies.  A significant portion of the decrease in employee benefits expense is attributable to a decrease in retirement plan expense.  Contributing to the decline in retirement plan expense were pension plan design changes effective February 28, 2011.

Index

Income tax expense as a percentage of pre-tax income (“effective tax rate”) was 21.0% for the first nine months of 2011 as compared to 23.9% for the same period last year.  The decrease in the effective tax rate occurred because income on tax-exempt securities became a larger percentage of pre-tax income.

  Results of Operations – Third Quarter 2011 versus 2010

Net income for the third quarter of 2011 was $5.3 million, or $.60 per share, as compared to $4.7 million, or $.55 per share, for the same quarter last year.  The primary reasons for the increase in net income are a $967,000 increase in net interest income, as partially offset by a $153,000 increase in income tax expense, a $147,000 increase in salaries expense, an $87,000 increase in occupancy expense, and an $81,000 decrease in overdraft charges.  The increase in income tax expense would have been greater without the impact of increased income on tax-exempt securities discussed previously.  The reasons for the other variances are substantially the same as those discussed with respect to the nine-month periods.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory requirements. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 21.72%, 20.46% and 8.93%, respectively, at September 30, 2011 exceed the regulatory criteria for a well-capitalized bank.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements which the Corporation exceeds at September 30, 2011.

Total stockholders' equity increased by $29.2 million, from $156.7 million at December 31, 2010 to $185.9 million at September 30, 2011.  The primary reasons for the increase are net income of $14.7 million and unrealized gains on available-for-sale securities of $18.6 million, as partially offset by $5.9 million in cash dividends declared.

Russell 3000 and 2000 Indexes.  The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indices, which are reconstituted in June of each year.  Upon reconstitution in June 2011, the average market capitalization of companies in the Russell 2000 Index was $1.3 billion, the median market capitalization was $563 million, the capitalization of the largest company in the index was $3.0 billion, and the capitalization of the smallest company in the index was $130 million.  The Corporation’s market capitalization as of September 30, 2011 was approximately $199 million.

The Corporation believes that inclusion in the Russell indices positively affects the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indices at any future reconstitution date, the opposite could occur.

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations, and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities and pay cash dividends.  During the first nine months of 2011, the Corporation’s cash and cash equivalent position increased by $9.8 million from $18.4 million at December 31, 2010 to $28.2 million at September 30, 2011.  The increase occurred primarily because the cash provided by deposit growth, long-term Federal Home Loan Bank advances and operations exceeded the cash used to grow the loan and securities portfolios, repay short-term Federal Home Loan Bank advances and pay cash dividends.

Index

Liquidity. The Bank has a Board Committee approved Liquidity Policy and Liquidity Contingency Plan which are intended to insure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions if and when they arise.

The Bank has both internal and external sources of liquidity.  The Bank’s primary internal sources of liquidity are investment securities designated as available-for-sale and maturities and monthly payments on its investment securities and loan portfolios.  At September 30, 2011, the Bank had approximately $554 million in unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on collateral in place at the FRB and FHLB at September 30, 2011, the Bank had an unused borrowing capacity of approximately $730 million.

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

Index

•	The unlimited FDIC deposit insurance coverage on noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts is extended through December 31, 2012.

•
The Federal Reserve Board is given the authority to require that debit interchange rates be “reasonable and proportionate to the cost incurred by the issuer with respect to the transaction.”  On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees for issuers that, together with their affiliates, have assets of greater than $10 billion.  Under the final rule, which became effective October 1, 2011, the maximum permissible interchange fee is the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction.  While the Bank is exempt from the final rule, it may need to reduce its interchange fees in order to remain competitive or because of implementation issues.

•
The long standing prohibition on the payment of interest on corporate checking deposits was repealed effective July 2011.  Although the Bank is not currently paying interest on its corporate checking deposits, it may need to do so in order to remain competitive.  Commercial checking deposits currently account for approximately 21% of the Bank’s total deposits.  If the Bank needs to pay interest on these deposits and is unable to offset the resulting interest cost with service charges on these accounts, it could have a material adverse impact on the Corporation’s results of operations.

•
The minimum Deposit Insurance Fund (“DIF”) ratio is increased from 1.15% of insured deposits to 1.35% and the FDIC is required to reach that level by September 30, 2020.  Based on the most recent available information, the DIF balance was $4 billion at June 30, 2011 and would need to be increased by approximately $84 billion to be at the statutory minimum of 1.35% of insured deposits.  The long-term impact of this change on the Bank’s deposit insurance cost is uncertain.

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

Index

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at September 30, 2011 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the twelve-month period ending September 30, 2012 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at September 30, 2011 and net interest income on a tax-equivalent basis for the twelve-month period ending September 30, 2012 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points. The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of six years.  Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period.  This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline, and the impact may even become positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates than time deposits and borrowings, and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.  Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points.  However, the positive impact of a decline in interest rates of 100 or 200 basis points is currently constrained by the fact that the annual percentage yields on many of the Bank’s deposit products are significantly below 1%.

Index

	Net Portfolio Value at September 30, 2011		Net Interest Income Twelve-month Period Ending September 30, 2012
Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$ 161,425	(13.9)%	$ 56,203	(17.7)%
+ 100 basis point rate shock	173,765	(7.4)	62,233	(8.8)
Base case (no rate change)	187,577	-	68,262	-
- 100 basis point rate shock	203,617	8.6	70,599	3.4
- 200 basis point rate shock	224,054	19.4	68,634	.5

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Corporation’s Chief Executive Officer, Michael N. Vittorio, and Chief Financial Officer, Mark D. Curtis, have evaluated the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”), as of the end of the period covered by this report.  Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Such controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Corporation’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

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

Item 5.  Other Information

      On November 4, 2011, the Corporation issued a press release regarding the Corporation’s financial condition as of September 30, 2011 and its results of operations for the nine and three month periods then ended.  The press release is furnished as Exhibit 99.1 to this Form 10-Q.

Item 6.  Exhibits

a) The following exhibits are included herein.

Exhibit No.	Name
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Press Release dated November 4, 2011 regarding the Corporation’s financial condition as of September 30, 2011 and its results of operations for the nine and three month periods then ended
101*
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Furnished, not filed

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Date: November 9, 2011	By /s/MICHAEL N. VITTORIO
MICHAEL N. VITTORIO
PRESIDENT & CHIEF EXECUTIVE OFFICER
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS
SENIOR VICE PRESIDENT & TREASURER
(principal financial and accounting officer)

Index

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act)
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Press Release dated November 4, 2011 regarding the Corporation’s financial condition as of September 30, 2011 and its results of operations for the nine and three month periods then ended
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.