Form 10-K
period 2011-12-31
FIRST OF LONG ISLAND CORP
filed 2012-03-15
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2011, the last business day of the Corporation’s most recently completed second fiscal quarter, was $220,464,314.  This value was computed by reference to the price at which the stock was last sold on June 30, 2011 and excludes $23,905,160 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, February 29, 2012
Common Stock, $.10 par value	8,842,033

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

The First of Long Island Corporation (“Registrant” or “Corporation”), a one-bank holding company, was incorporated on February 7, 1984, for the purpose of providing financial services through its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”).

The Bank was organized in 1927 as a national banking association under the laws of the United States of America.  The Bank has two wholly owned subsidiaries: The First of Long Island Agency, Inc. (“Agency”), a licensed insurance agency under the laws of the State of New York; and, FNY Service Corp., an investment company.  The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.

All of the financial operations of the Corporation are considered to be aggregated in one reportable operating segment.  All revenues are attributed to and all long-lived assets are located in the United States.

The Bank’s revenues are derived principally from interest on loans and investment securities, service charges and fees on deposit accounts and income from trust and investment management services.

The Bank did not commence, abandon or significantly change any of its lines of business during 2011.

Market Served and Products Offered

The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies and other organizations primarily in Nassau and Suffolk Counties, Long Island, New York.  Additionally, the Bank has three commercial banking branches in Manhattan.  The Bank’s main office is located in Glen Head, New York, and the Bank has twenty other full service offices, twelve commercial banking offices and two select service banking centers which serve the needs of both businesses and consumers.  The Bank continues to evaluate potential new branch sites on Long Island and in the boroughs of New York City.

 The Bank’s loan portfolio is primarily comprised of loans to borrowers on Long Island and in the boroughs of New York City, and its real estate loans are principally secured by properties located in those geographic areas.  The Bank’s investment securities portfolio is primarily comprised of direct obligations of the U.S. government and its agencies and highly rated obligations of states and political subdivisions.  The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate and custody services.

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Lock Box Services
•	ATM Banking	•	Night Depository Services
•	Bank by Mail	•	Payroll Services
•	Bill Payment	•	Remote Deposit
•	Cash Management Services	•	Safe Deposit Boxes
•	Collection Services	•	Securities Transactions
•	Controlled Disbursement Accounts	•	Signature Guarantee Services
•	Counter Checks	•	Telephone Banking
•	Drive-Through Banking	•	Travelers Checks
•	Personal Money Orders	•	Trust and Investment Management Service
•	Online Banking	•	Wire Transfers and Foreign Cables
•	Merchant Credit Card Depository Services	•	Withholding Tax Depository Services
•	Mutual Funds, Annuities, Life Insurance and Securities

Competition

The Bank encounters substantial competition in its banking business from numerous other financial services organizations that have offices located in the communities served by the Bank.  Principal competitors are large regional and community banks located within the market area, as well as mortgage brokers, brokerage firms and credit unions.  The Bank competes for loans based on the quality of service it provides, loan structure, competitive pricing and branch locations, and competes for deposits by offering a high level of customer service, paying competitive rates and through the geographic distribution of its branch system.

Investment Activities

The investment policy of the Bank, as approved by the Board Asset/Liability Committee (“BALCO”) and supervised by both the BALCO and the Management Investment Committee, is intended to promote investment practices which are both safe and sound and in full compliance with applicable regulations.  Investment authority will be granted and amended as is necessary by the BALCO.

The Bank's investment decisions seek to maximize income while keeping both credit and interest rate risk at acceptable levels, provide for the Bank's liquidity needs and provide securities that can be pledged, as needed, to secure deposits and borrowings.

The Bank’s investment policy generally limits individual maturities to twenty years and average lives on collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities to 10 years.  At the time of purchase, bonds of states and political subdivisions must generally be rated A or better, notes of states and political subdivisions must generally be rated MIG-2 (or equivalent) or better, and commercial paper must be rated A-1 or P-1.  In addition, management periodically reviews issuer credit ratings for all securities in the Bank’s portfolio other than those issued by the U.S. government.  Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate.

At year-end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

At December 31, 2011, $352.7 million of the Corporation’s municipal securities were rated AA or better, $2.4 million were rated A and $1.2 million were non-rated bonds of local municipalities.  The Corporation’s pass-through mortgage securities portfolio at December 31, 2011 is comprised of $69.4 million, $8.8 million and $2.4 million issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), respectively.  Each issuer’s pass-through mortgage securities are backed by residential mortgages conforming to its underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s collateralized mortgage obligations (“CMOs”) were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.  GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities.  Obligations of GNMA represent full faith and credit obligations of the U.S. government, while obligations of Fannie Mae, which is a corporate instrumentality of the U.S. government, and Freddie Mac, which is a U.S. government sponsored corporation, do not.  Fannie Mae and Freddie Mac have been placed into conservatorship by their primary regulator, the Federal Housing Finance Agency (“FHFA”) which also acts as conservator.  In conjunction with the conservatorship, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with Fannie Mae and Freddie Mac to ensure that each of these entities maintains positive net worth, and established new borrowing facilities for these entities intended to serve as an ultimate liquidity backstop.  The Preferred Stock Purchase Agreements and borrowing facilities serve to protect the existing and future holders of Fannie Mae and Freddie Mac mortgage securities and other debt instruments.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Board Loan Committee and contained in the Bank’s loan policies.  The loan policies allow for exceptions and set forth specific exception approval requirements.  Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan, and the value of the collateral, if any.  All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and banking agency guidance issued in December 2010 and, for those loans in excess of $250,000, be reviewed by the Bank’s appraisal review staff who are independent of the loan underwriting process.

The Bank conducts its lending activities out of its main office in Glen Head, New York and its Suffolk County regional office in Hauppauge, New York.  The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the boroughs of New York City.  The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity loans and lines, commercial and industrial loans, construction loans, consumer loans, and commercial and standby letters of credit.  The Bank makes both fixed and variable rate loans.  Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates.

Residential mortgages loans in excess of $500,000 and other loans in excess of $400,000 require the approval of the Management Loan Committee.  Loans in excess of $6 million also require the approval of two non-management members of the Board Loan Committee.  Loans in excess of $10,000,000 require the recommendation of the Management Loan Committee and the approval of a majority of the Board of Directors.

Commercial and Industrial Loans.  Commercial and industrial loans include, among other things, short-term business loans; term and installment loans; revolving credit term loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts or general business assets.  The Bank makes commercial and industrial loans on a demand basis, short-term basis, or installment basis.  Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle.  Term and installment loans are usually due and payable within five years.  Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.

Real Estate Mortgage and Home Equity Loans and Lines.  The Bank makes residential and commercial mortgage loans and home equity loans and establishes home equity lines of credit.  Applicants for residential mortgage loans and home equity loans and lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt.  Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, generally have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay.  Commercial and residential mortgage loans are made with terms not in excess of thirty years.  Fixed rate residential mortgage loans with terms greater than twenty years are generally not maintained in the Bank’s portfolio.  Commercial mortgage loans generally reprice within five years, and home equity loans and home equity lines generally mature within ten years.  Depending on the type of property, the Bank’s usual practice is to lend no more than 70% to 75% of appraised value on residential mortgage loans, 65% on home equity lines and fixed rate home equity loans, and 70% to 75% on commercial mortgage loans.  The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

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

Construction Loans.  From time to time, the Bank makes loans to finance the construction of both residential and commercial properties.  The maturity of such loans is generally one year or less and advances are made as the construction progresses.  The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed.  There were no construction loans outstanding at December 31, 2011.

Consumer Loans and Lines.  The Bank makes auto loans, home improvement loans and other consumer loans, establishes revolving overdraft lines of credit and issues VISA® credit cards.  Consumer loans are generally made on an installment basis over terms not in excess of five years.  In reviewing loans and lines for approval, the Bank considers, among other things, ability to repay, stability of employment and residence, and past credit history.

Sources of Funds

The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities and pay cash dividends.  During 2011, the Corporation’s cash and cash equivalent position increased by $11.1 million.  The increase occurred primarily because cash provided by deposit growth, borrowings and operating activities exceeded cash invested in loans and securities and used to pay cash dividends.

The Bank offers checking and interest-bearing deposit products.  In addition to business checking, the Bank has a variety of personal checking products that differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any.  The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including NOW accounts and IOLA, escrow service accounts, rent security accounts, a variety of personal and nonpersonal money market accounts, a variety of personal and nonpersonal savings products, time deposits, holiday club accounts, and a variety of individual retirement accounts.

The Bank relies primarily on customer service, calling programs, lending relationships, referral sources, competitive pricing and advertising to attract and retain deposits.  Currently, the Bank solicits deposits only from its local market area and does not have any deposits that qualify as brokered deposits under applicable Federal regulations.  The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

Employees

As of December 31, 2011, the Bank had 251 full-time equivalent employees and considers employee relations to be good.  Employees of the Bank are not represented by a collective bargaining unit.

Supervision and Regulation

General.  The banking industry is highly regulated.  Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting shareholders.  The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the Corporation and the Bank.  Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies, cannot be predicted, but may have a material effect on our business and results.

As a registered bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and subject to inspection, examination and supervision by the Federal Reserve Board.  In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the Federal Reserve has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto under the BHC Act.  The Corporation is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”).  Our common stock is listed on the Capital Market tier of the NASDAQ Stock Market (“NASDAQ”) under the symbol “FLIC” and is subject to NASDAQ rules for listed companies.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies.  Certain provisions of the Dodd-Frank Act are having an impact on the Corporation and the Bank.  For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to principal federal banking regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their principal federal banking regulator, although the Consumer Financial Protection Bureau will have limited back-up authority to examine institutions with less than $10 billion in assets.

As a national bank, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), as well as the Federal Deposit Insurance Corporation (“FDIC”).  Insured banks, such as the Bank, are subject to extensive regulation of many aspects of their business.  These regulations relate to, among other things: (i) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (ii) types and amounts of other investments; (iii) branching; (iv) permissible activities; (v) reserve requirements; and (vi) dealings with officers, directors and affiliates.

Bank Holding Company Regulation.  The BHC Act requires the prior approval of the Federal Reserve for the acquisition by a bank holding company of 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company.  Also, under the BHC Act, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring 5% or more of the voting stock of any company engaging in, activities other than (i) banking or managing or controlling banks, (ii) furnishing services to or performing services for their subsidiaries or (iii) activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Payment of Dividends.  The principal source of the Corporation’s liquidity is dividends from the Bank.  The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status and absent affirmative governmental approvals, during 2012 the Bank could declare dividends of approximately $28.5 million plus any 2012 net profits retained to the date of the dividend declaration.

 In addition, the Corporation and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimum capital levels.  The appropriate Federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.  The appropriate Federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.  In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates.  Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies.  Regulations promulgated by the Federal Reserve Board limit the types and amounts of these transactions (including loans due and extensions of credit from their U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis.  In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company be limited to 10% of the bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus.  Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts.

Source of Strength Doctrine.  Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks.  The Dodd-Frank Act codifies this policy as a statutory requirement.  Under this requirement, the Corporation is expected to commit resources to support the Bank, including at times when the Corporation may not be in a financial position to provide such resources.  Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Requirements.  As a bank holding company, the Corporation is subject to consolidated regulatory capital requirements administered by the Federal Reserve.  Our Bank is subject to similar capital requirements administered by the OCC.  The Federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.  Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit).  For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.

A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

•
Core Capital (Tier 1).  Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

•
Supplementary Capital (Tier 2).  Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

Like other bank holding companies, the Corporation is currently required to maintain Tier 1 capital and “Total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as letters of credit).  Our Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines.  In addition, for a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements.  The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes).  The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and national banks that either have the highest supervisory rating or have implemented the relevant Federal regulatory authority’s risk-adjusted measure for market risk.  All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by a relevant regulatory authority.  In addition, for a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.  The Federal Reserve has not advised the Corporation, and the OCC has not advised the Bank, of any specific minimum leverage ratio applicable to either entity.

Prompt Corrective Action Regulations.  The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the Federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements.  The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation.  The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.”  “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan to the appropriate banking agencies.  The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan.  The bank holding company must also provide appropriate assurances of performance.  The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan.  If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.  “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate Federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized.  The FDIA provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

We believe that, as of December 31, 2011, the Bank was “well-capitalized” based on the aforementioned ratios.

Deposit Insurance. In October 2008, the FDIC temporarily increased the amount of deposit insurance available on all deposit accounts to a maximum of $250,000.  Additionally, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLG Program”) were fully insured regardless of the dollar amount until June 30, 2010.  The Dodd-Frank Act made the $250,000 deposit insurance coverage permanent and extended unlimited coverage for certain noninterest-bearing transaction accounts until December 31, 2012.

The FDIC imposes an assessment against financial institutions for deposit insurance.  This assessment is based on the risk category of the institution and prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On February 27, 2009, the FDIC issued a final rule raising the deposit insurance assessment rates to a range from 12 to 45 basis points.  The rule became effective as of April 1, 2009.  The rule provided for certain risk adjustments to the rate that effectively made the range up to 77.5 basis points.

As of April 1, 2011, as required by the Dodd-Frank Act, the FDIC revised its assessment system to base it on an institution’s average total assets less tangible equity instead of deposits.  The FDIC also revised the assessment range so that it is now 2.5 basis points to 45 basis points of total assets less tangible capital (inclusive of potential risk adjustments).

On May 22, 2009, the FDIC issued a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The amount of the special assessment for any institution did not exceed 10 basis points times the institution’s assessment base for the second quarter of 2009.  The Bank paid this special assessment in the amount of $647,000 on September 30, 2009.

On November 12, 2009, the FDIC issued a rule that required depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  At December 31, 2009, the Corporation had a prepaid FDIC assessment of $5.3 million.  Beginning with the first quarter of 2010, and on a quarterly basis thereafter, the Corporation has been recording an expense for its regular FDIC assessment with an offsetting credit to the prepaid asset.  This will continue until the prepaid asset has been exhausted.

On November 9, 2010, the FDIC issued a final rule, which revises its deposit insurance regulations to include noninterest-bearing transaction accounts as a new temporary deposit insurance category.  As defined in the Dodd-Frank Act, noninterest-bearing accounts include only such demand deposit or checking accounts that provide for unlimited transfers and withdrawals at any time, and which are maintained by individuals, businesses, or other types of depositors.  The funds maintained in such accounts are insured without limit, with such coverage being separate from coverage provided to depositors for all other accounts maintained at an insured institution.  This rule became effective on December 31, 2010 and is scheduled to expire on December 31, 2012.

On December 15, 2010, the FDIC issued a final rule, which sets the insurance funds designated reserve ratio (“DRR”) at 2% of estimated insured deposits.  The FDIC is required to set a DRR annually, and must consider the following factors when doing so; the risk of loss to the insurance fund, economic conditions affecting the banking industry, prevention of sharp swings in assessment rates, and such other factors deemed important.  The rule became effective on January 1, 2011.

On February 7, 2011, the FDIC issued a final rule that establishes a target size for the Deposit Insurance Fund (“DIF”) at 2 percent of insured deposits as mandated by the Dodd-Frank Act.  The rule also implements a lower assessment rate schedule when the DIF reaches 1.15 percent of total insured deposits.  The rule also changed the assessment base from a bank’s adjusted domestic deposits to its average consolidated total assets minus average tangible equity, as addressed above.  This change in methodology is the reason that the Corporation’s FDIC insurance expense declined by $805,000 when comparing 2011 to 2010.

The FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Safety and Soundness Standards.  The FDIA requires the Federal bank regulatory agencies to prescribe standards, through regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate.  Guidelines adopted by the Federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.  In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA.  See “Prompt Corrective Action Regulations” above.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Community Reinvestment Act and Fair Lending Laws.  The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA and are assigned ratings.  Banking regulators take into account CRA ratings when considering approval of proposed acquisition transactions.  Our Bank received a “Satisfactory” CRA rating on its most recent Federal examination.  The Bank and the Corporation are firmly committed to the practice of fair lending and maintaining strict adherence to all federal and state fair lending laws which prohibit discriminatory lending practices.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”).  The FHLB System provides a central credit facility primarily for member banks.  As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB plus 0.2% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations.  At December 31, 2011, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

Financial Privacy.  Federal regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to its customers at the time the customer establishes a relationship with the Bank and annually thereafter.  In addition, we are required to provide our customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with nonaffiliated third parties before we can disclose that information, subject to certain exceptions.

The Federal banking agencies adopted guidelines establishing standards for safeguarding our customer information.  The guidelines describe the agencies’ expectation that regulated entities create, implement and maintain an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity and the nature and scope of our activities.  The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of customer records, and protect against unauthorized access to records or information that could result in substantial harm or inconvenience to customers.  Additionally, the guidance states that banks, such as the Bank, should develop and implement a response program to address security breaches involving customer information, including customer notification procedures.  The Bank has developed such a program.

Anti-Money Laundering and the USA PATRIOT Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing.  The USA PATRIOT Act of 2001 (“Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The United States Treasury Department (“Treasury”) has issued and, in some cases, proposed a number of regulations that apply various requirements of the Patriot Act to financial institutions such as the Bank.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution.

The Fair and Accurate Credit Transactions Act of 2003.  The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers to opt out of information sharing among affiliated companies for marketing purposes.  The FACT Act also requires the Bank to notify its customers if it reports negative information about them to credit bureaus or if the credit that the Bank grants to them is on less favorable terms than are generally available.  The Bank also must comply with guidelines established by the Federal banking regulators to help detect identity theft.

Legislative Initiatives and Regulatory Reform. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to change substantially the financial institution regulatory system.  Such legislation could change banking statutes and the operating environment in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions.  The Corporation cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.  A change in statutes, regulations or regulatory policies applicable to the Corporation could have a material effect on our business.

Availability of Reports

The First National Bank of Long Island maintains a website at www.fnbli.com.  The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Bank’s Internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  To access these reports go to the homepage of the Bank’s website and click on “Investor Relations,” then click on “SEC Filings,” and then click on “Corporate SEC Filings.”  This will bring you to a listing of the Corporation’s reports maintained on the SEC’s EDGAR website.  You can then click on any report to view its contents.

You may also read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  You should call 1-800-SEC-0330 for more information on the public reference room.  Our SEC filings are also available on the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

The Corporation is exposed to a variety of risks, some of which are inherent in the banking business.  The more significant of these are addressed by the Corporation’s written policies and procedures.  While management is responsible for identifying, assessing and managing risk, the Board of Directors is responsible for risk oversight.  The Board fulfills its risk oversight responsibilities primarily through its committees.  The risks faced by the Corporation include, among others, credit risk, allowance for loan loss risk, interest rate risk, liquidity risk, market risk for its common stock, economic conditions risk, operational risk, technology risk, key personnel risk and regulatory and legislative risk.

Credit Risk

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

Credit risk in the Bank’s loan portfolio has been addressed by adopting board committee approved commercial, consumer and mortgage loan policies and by maintaining independent loan review and appraisal review functions and an independent credit department.  The loan policies contain what the Corporation believes to be prudent underwriting guidelines, which include, among other things, specific loan approval requirements, maximum loan terms, loan to appraised value and debt service coverage limits for mortgage loans, Fair Isaac Corporation (“FICO”) score minimums and environmental study requirements.

The credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values and environmental contamination.  The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses.  Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls.  In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  At December 31, 2011, multifamily loans amounted to approximately $230 million and comprised approximately 50% of the Bank’s total commercial mortgage portfolio and approximately 25% of the Bank’s total loans secured by real estate.  The primary source of repayment for multifamily loans is cash flows from the underlying properties.  Such cash flows are dependent on the strength of the local economy.  In the last few years, general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.  Environmental impairment of properties securing mortgage loans is also a risk.  However, at the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Allowance for Loan Loss Risk

The Bank maintains an allowance for loan losses in an amount believed to be adequate to absorb probable incurred losses in its loan portfolio.  The maintenance of the allowance for loan losses is governed by a board committee approved allowance for loan and lease losses policy.  In arriving at the allowance for loan losses, an impairment analysis is performed on each loan where it is probable that the borrower will not make all required principal and interest payments according to contractual terms.  In addition, losses for all other loans in the Bank’s portfolio are determined on a pooled basis taking into account, among other things, historical loss experience, delinquencies, economic conditions, trends in nature and volume of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings.  Because estimating the allowance for loan losses is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture all probable incurred losses in the loan portfolio.  The Bank’s allowance at any point in time may need to be adjusted upward based on, among other things, additional information that comes to light after the estimate is made, changes in circumstances, or a recommendation by bank regulators based on their review of the Bank’s portfolio.  Such an adjustment could result in the need for a significant increase in the Bank’s provision for loan losses and have a material adverse impact on the Bank’s financial condition and results of operations.

Interest Rate Risk

The Bank’s results of operations are subject to risk resulting from interest rate fluctuations in general and having assets and liabilities that have different maturity, repricing and prepayment/withdrawal characteristics.  The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change.  The Bank has addressed interest rate risk by adopting a board committee approved interest rate risk policy which sets forth quantitative risk limits and calls for monitoring and controlling interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional repricing gap analysis.  Management utilizes a consultant with expertise in bank asset/liability management to aid them in these efforts.

A sustained period of low interest rates could adversely affect the Bank’s earnings.  When interest rates are low, as they currently are, borrowers tend to refinance higher rate loans at lower rates and prepayments on mortgage securities generally increase.  Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as high as those on the prepaid loans or investment securities.  In addition, the Bank’s loans at variable interest rates adjust to lower rates at their reset dates.  The positive impact of lower interest rates on the Bank’s cost of deposits is currently constrained by the fact that many of the Bank’s deposit products are at historically low rates with little if any room for further reductions.  Additionally, a significant portion of the Bank’s average interest-earning assets are funded by noninterest bearing checking deposits and capital.

In a period of rising interest rates, the Bank’s loans and investment securities generally reprice slower than its interest-bearing liabilities, which should initially have a negative effect on net interest income.  Over a longer period of time, the effect on the Bank’s earnings should be positive primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those interest-earning assets funded by noninterest-bearing checking deposits and capital.

Liquidity Risk

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

The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the Federal Reserve Bank of New York and Federal Home Loan Bank of New York, repurchase agreements with a number of brokerage firms and commercial banks and overnight federal funds purchased under its existing lines with several commercial banks.  However, these external sources of liquidity do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.

Market Risk for the Corporation’s Common Stock

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which were reconstituted in June 2011.  Upon reconstitution, the average market capitalization of companies in the Russell 2000 Index was $1.2 billion, the median market capitalization was $563 million, the capitalization of the largest company in the index was $3.0 billion and the capitalization of the smallest company in the index was $130 million.  The Corporation’s market capitalization on December 31, 2011 was approximately $231 million.

The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Economic Conditions Risk

National and local economic conditions remain unfavorable.  This poses significant risks to both the Corporation’s business and the banking industry as a whole.  Specific risks include reduced loan demand from quality borrowers; increased loan loss provisions resulting from deterioration in loan quality caused by, among other things, depressed real estate values and high levels of unemployment; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

Operational Risk

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

Technology Risk

The delivery of financial products and services has become increasingly technology-driven.  The Bank’s ability to meet the needs of its customers competitively, and in a cost-efficient manner, is dependent on its ability to keep pace with technological advances and to invest in new technology as it becomes available.  The ability to keep pace with technological change is important, and failure to do so could have a material adverse impact on the Corporation’s business, financial condition and results of operations.

In addition, the Bank outsources certain of its data processing to third-party providers.  If third-party providers encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.  The Bank’s website has been the target of cyber attacks in the past.  While the Bank’s third party provider successfully blocked the attempts to infiltrate our systems, there is no guarantee that such attempts will be unsuccessful in the future.

The Bank has established board committee approved policies to prevent or limit the impact of systems failures, interruptions and security breaches and relies on commonly used security and processing systems to provide the security and authentication necessary for the processing of data.  The Bank makes use of logon and user access controls, transaction limits, firewalls, antivirus software, intrusion protection monitoring and vulnerability scans.  Systems failures or interruptions are addressed in a disaster recovery and contingency plan.  In addition, for all third-party providers of data processing services, the Bank obtains and reviews audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

These precautions may not protect our systems from all compromises or breaches of security and there can be no assurance that such events will not occur or that they will be adequately addressed if they do.  The Bank carries a cyber liability insurance policy to mitigate the amount of any financial loss.  However, the occurrence of any systems failure, interruption or breach of security could damage the Bank’s reputation and result in a loss of customers and business, could subject the Bank to additional regulatory scrutiny, or could expose the Bank to civil litigation and possible financial liability beyond any insurance coverage.  Any of these occurrences could have a material adverse effect on the Corporation’s financial condition and results of operations.

Key Personnel Risk

The Corporation’s future success depends in part on the continued service of its executive officers and other key members of management and its staff, as well as its ability to continue to attract, motivate and retain additional highly qualified employees.  The loss of services of key personnel could have an adverse effect on the Bank’s business, operating results and financial condition because their skills, knowledge of the Bank’s market and years of industry experience may be difficult to replace.

Regulatory and Legislative Risk

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the Federal Reserve Board, OCC and FDIC, which also insures the Bank’s deposits.  Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended for, among other things, the protection of depositors.  Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business including investment practices, lending practices, deposit offerings and capital levels.  The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on bank operations, imposing deposit insurance premiums and other assessments, setting required levels for the allowance for loan losses and capital, and imposing restrictions on the ability to pay cash dividends.  Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations.  The Corporation controls the risk of noncompliance with laws and regulations by having board committee approved compliance policies, hiring and retaining employees with the experience and skills necessary to address compliance on an ongoing basis, and consulting, when necessary with legal counsel and other outside experts on compliance matters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

The Corporation neither owns nor leases any real estate.  Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, New York in a building owned by the Bank.

As of December 31, 2011, the Bank owns a total of sixteen buildings in fee and leases twenty-six other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan.  The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

ITEM 3.     LEGAL PROCEEDINGS

In the ordinary course of business, the Corporation is party to various legal actions which are believed to be incidental to the operation of its business.  Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is believed to be immaterial to the Corporation's consolidated financial position, results of operations and cash flows.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.”  At December 31, 2011, there were 534 stockholders of record of the Corporation’s Common Stock.  The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.  The following table sets forth high and low sales prices and dividends declared, by quarter, for the years ended December 31, 2011 and 2010.

	2011			2010
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$29.61	$26.05	$.22	$25.97	$22.46	$.20
Second	28.00	25.35	.22	28.08	23.62	.20
Third	28.15	21.90	.23	27.00	24.01	.22
Fourth	27.95	21.55	.23	29.24	24.55	.22

There are various legal limitations with respect to the Bank’s ability to pay dividends to the Corporation and the Corporation’s ability to pay dividends to its shareholders.  Under the New York Business Corporation Law, the Corporation may pay dividends on its outstanding shares except when the Corporation is insolvent or would be made insolvent by the dividend.  See Item 1, “Business – Supervision and Regulation - Payment of Dividends,” for a discussion of the limitations on the ability of the Bank and the Corporation under federal banking laws and regulations to pay dividends.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Form 10-K.

Performance Graph

The following graph compares the Corporation's total stockholder return with the NASDAQ Market Index and the NASDAQ Bank Stocks Index over a 5-year measurement period assuming $100 invested on January 1, 2007, and dividends reinvested.

Issuer Purchase of Equity Securities

Since 1988, the Corporation has had a stock repurchase program under which it has purchased from time to time shares of its own common stock in market or private transactions.  The Corporation’s market transactions are generally intended to comply with the manner, timing, price and volume conditions set forth in SEC Rule 10b-18.  Under a plan approved by the Board of Directors in 2008, the Corporation can purchase 76,568 shares in the future.  The Corporation periodically reevaluates whether it wants to continue purchasing shares of its own common stock in open market transactions under Rule 10b-18 or otherwise.  The Corporation refrained from open market share repurchases in 2011 and 2010 in order to preserve and build capital in an uncertain economic climate.

ITEM 6.     SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years.  This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest Income	$76,312	$72,403	$66,286	$59,686	$53,023
Interest Expense	17,567	16,774	18,334	16,743	16,269
Net Interest Income	58,745	55,629	47,952	42,943	36,754
Provision for Loan Losses	4,061	3,973	4,285	1,945	575
Net Income	19,457	18,392	13,463	12,962	11,482

PER SHARE DATA:
Basic Earnings	$2.22	$2.33	$1.87	$1.79	$1.52
Diluted Earnings	2.20	2.30	1.84	1.78	1.51
Cash Dividends Declared	.90	.84	.76	.66	.58
Dividend Payout Ratio	40.91%	36.52%	41.30%	37.08%	38.41%
Stock Splits/Dividends Declared	-	-	-	-	2-for-1
Book Value	$21.53	$17.99	$16.15	$14.25	$13.73
Tangible Book Value	21.51	17.97	16.12	14.22	13.71

BALANCE SHEET DATA AT YEAR END:
Total Assets	$2,022,407	$1,711,023	$1,675,169	$1,261,609	$1,069,019
Loans	985,859	902,959	827,666	658,134	525,539
Allowance for Loan Losses	16,572	14,014	10,346	6,076	4,453
Deposits	1,502,868	1,292,938	1,277,550	900,337	869,038
Borrowed Funds	309,727	253,590	273,407	251,122	92,110
Stockholders' Equity	189,347	156,694	116,462	102,532	102,384

AVERAGE BALANCE SHEET DATA:
Total Assets	$1,852,611	$1,657,396	$1,413,632	$1,181,655	$1,003,240
Loans	947,309	864,163	716,569	572,356	480,166
Allowance for Loan Losses	15,013	11,954	6,357	4,947	4,167
Deposits	1,439,647	1,310,507	1,101,828	919,490	868,421
Borrowed Funds	226,382	193,823	194,129	157,275	32,705
Stockholders' Equity	174,458	142,140	110,767	100,710	98,402

FINANCIAL RATIOS:
Return on Average Assets (ROA)	1.05%	1.11%	0.95%	1.10%	1.14%
Return on Average Stockholders' Equity (ROE)	11.15%	12.94%	12.15%	12.87%	11.67%
Average Equity to Average Assets	9.42%	8.58%	7.84%	8.52%	9.81%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

Overview

2011 Versus 2010.  The Corporation earned $19.5 million, or $2.20 per share, for 2011 versus $18.4 million, or $2.30 per share, for 2010.  Returns on average assets and average equity were 1.05% and 11.15%, respectively, for 2011 versus 1.11% and 12.94%, respectively, for 2010.  Gains on sales of securities were $138,000 in 2011 versus $1.7 million in 2010.  Excluding the gains from each year, net income is up $2.0 million, or 11.6%, versus the reported increase of $1.1 million, or 5.8%.  Earnings per share for 2011 includes the dilutive effect of 1.4 million shares of common stock sold in July 2010, while 2010 earnings per share only include the dilutive effect of this sale from the date of sale through the close of the year.  Net income for the fourth quarter of 2011 was $4.7 million, or $.53 per share, as compared to $5.3 million, or $.60 per share, for the preceding quarter and $4.1 million, or $.46 per share, for the same quarter last year.

The increase in net income for 2011 is primarily attributable to an increase in net interest income of $3.1 million and a reduction in income tax expense of $427,000.  Income tax expense declined primarily because of an increase of $2.0 million, or 20.4%, in tax-exempt income on municipal securities.  Partially offsetting the positive impact of the aforementioned items was the $1.6 million decrease in gains on sales of securities and an increase in occupancy and equipment expense of $662,000, or 10.2%.

The increase in net interest income for the year is primarily attributable to growth in the average balances of all categories of interest-earning assets as partially offset by an eighteen basis point decline in net interest margin.  On an overall basis, total average interest-earning assets grew by $195.6 million, or 12.3%.  Loans and municipal securities, the Bank’s two highest yielding asset categories, grew by $83.1 million or 9.6%, and $61.8 million, or 25.5%, respectively, while taxable securities and interest-bearing bank balances, the Bank’s two lowest yielding asset categories, grew by $45.8 million, or 9.7%, and $4.9 million, or 33.4%, respectively.  Funding this growth were increases in noninterest-bearing checking deposits of $47.5 million, or 12.7%, capital of $32.3 million, or 22.7%, savings, NOW and money market deposits of $94.4 million, or 14.5%, and long-term debt of $34.6 million, or 21.0%.  From the standpoint of net interest income, checking deposits and capital are the most desirable funding sources because neither has an associated interest cost.  The 2011 decrease in net interest margin occurred primarily because the negative impact of market driven declines in yield on the Bank’s securities and loan portfolios far outweighed the positive impact of management’s successful efforts to lower the Bank’s overall funding cost.  The funding cost reduction would have been greater had management not engaged in a liability extension strategy involving additional long-term borrowings and extending the duration of the Bank’s time deposits.  This strategy results in paying more for funding today in exchange for possibly reducing the negative impact that future increases in interest rates could have on the Corporation’s earnings.

Occupancy and equipment expense increased when comparing the current to the prior year largely because of the cost of opening six new branches since the beginning of 2010.  Despite the cost of personnel needed to staff the new branches and the impact of normal annual salary increases, salaries expense for 2011 was only 2.1% higher than 2010 and employee benefits expense declined by $237,000, or 4.5%.  Salaries expense was contained by partially staffing the new branches with experienced personnel from existing branches and staff reductions through attrition.  As a result of these efficiency measures, which management believes were executed without compromising internal controls or service quality, the number of full-time-equivalent employees was virtually unchanged when comparing year-end 2011 to 2010.  A significant portion of the decrease in employee benefits expense is attributable to a decrease in retirement plan expense.

The increase in net income for the fourth quarter of 2011 versus the same quarter last year was primarily attributable to an increase in net interest income of $921,000 and an increase in noninterest income, before gains on sales of securities, of $276,000.  The positive impact of these items was partially offset by an increase in noninterest expense of $517,000.  Net interest income is up for the same reasons discussed with respect to the full year.  Noninterest income is up largely because the fourth quarter of 2010 included a $300,000 charge to establish a valuation allowance on one loan held for sale.  The increase in noninterest expense occurred largely because the fourth quarter of this year included charges for litigation and real estate taxes paid by the Bank to protect its interest in problem loans.

The decline in net income for the fourth quarter of 2011 versus the preceding quarter is primarily attributable to an increase in the provision for loan losses of $670,000 and the aforementioned charges for litigation and problem loan expense.  The fourth quarter 2011 provision for loan losses resulted from a combination of loan growth, $335,000 in net chargeoffs, an increase of $172,000 in reserves allocated to loans individually deemed to be impaired and an increase in collective impairment reserves on pools of loans primarily due to management’s current assessment of national and local economic conditions.

The Bank’s allowance for loan losses to gross loans (“reserve coverage ratio”) grew by 13 basis points in 2011 from 1.55% at the beginning of the year to 1.68% by year-end.  This compares to 30 basis points of growth during 2010 from 1.25% at the beginning of the year to 1.55% by year-end.  The $4.1 million provision for loan losses for 2011 is primarily attributable to loan growth, the impact of $1.5 million in net chargeoffs and the 13 basis point increase in the reserve coverage ratio.  Net chargeoffs for 2011 are largely comprised of a $1.3 million chargeoff on one loan that was transferred to the held for sale category and subsequently sold.  The $4.0 million provision for 2010 was primarily attributable to loan growth, the impact of $305,000 of net chargeoffs, an increase of $852,000 in specific reserves allocated to problem loans and the 30 basis point increase in the reserve coverage ratio.  The increase in the reserve coverage ratio during each year was largely driven by management’s assessment of a variety of qualitative factors including national and local economic conditions.  The credit quality of the Bank’s loan portfolio remains excellent, with delinquent and nonaccrual loans amounting to only $4.0 million, or .4% of total loans, at December 31, 2011.  Such loans are comprised of loans past due 30 to 89 days of $740,000 and nonaccrual loans of $3.2 million.  In addition, although troubled debt restructurings increased by $2.8 million during the current year, they remain relatively low at $5.4 million.  Of these loans, $3.6 million are performing in accordance with their modified terms and $1.8 million are delinquent.  The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of municipal securities rated AA or better by major rating agencies.

The Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.80%, 20.31% and 21.57%, respectively, at December 31, 2011.  The strength of the Bank’s balance sheet, from both a capital and asset quality perspective, positions the Bank for continued growth in a measured and disciplined fashion.

Key strategic initiatives with respect to the Bank’s earnings prospects will continue to include loan growth and expansion of the Bank’s branch distribution system.  In 2011, the Bank opened two full service branches on Long Island, one in Point Lookout and one in Massapequa.  In 2012, the Bank is currently planning to open one full service branch in Lindenhurst, Long Island.

The Corporation is faced with a number of challenges as it moves forward into 2012.  Among other things, interest rates are currently very low and there is significant price competition for loans in the Bank’s marketplace.  The persistence of these factors will likely result in a decline in net interest margin.  If that were to occur, and management is unable to offset the impact by increasing the volume of interest-earning assets, expense savings or other measures, the Bank’s profitability could decline.  Additionally, commercial and residential real estate values have been negatively impacted by persistently high levels of unemployment, foreclosures and commercial vacancies.  These factors present threats to the Bank’s maintenance of loan quality.  Finally, from a regulatory perspective, the banking industry is dealing with an ever-increasing number of new and complex requirements which are putting downward pressure on revenues and upward pressure on the cost of doing business.

2010 Versus 2009.  The Corporation earned $18.4 million in 2010, an increase of 36.6% over 2009 earnings of $13.5 million.  On a per share basis, earnings for 2010 were $2.30.  This represents is $.46 increase over $1.84 per share earned in 2009.  Returns on average assets and average equity were 1.11% and 12.94%, respectively, for 2010 compared to .95% and 12.15%, respectively, for 2009.  Cash dividends per share grew by 8 cents, or 10.5%, from 76 cents per share in 2009 to 84 cents in 2010.  In July 2010, the Corporation bolstered its capital position through the sale of 1.4 million shares of common stock at a price of $24 per share.  The resulting net proceeds of the offering after underwriting discount and expenses was $32.4 million.

The large drivers of earnings per share growth in 2010 were growth in the average balances of loans and tax-exempt municipal securities and decreases in the rates paid on various categories of deposits.  The positive impact of these items was partially offset by decreases in overall yield on the Bank’s loan and taxable securities portfolios, expense increases attributable to the Bank’s branch growth initiative and general inflation in the cost of goods and services, and the dilutive impact of the 2010 common stock offering, which is estimated to be approximately $.16 per share.

On an average balance basis, loans grew by $147.6 million, or 20.6% when comparing 2010 to 2009.  Almost all of the growth occurred in commercial and residential mortgages, the average balances of which were up $92.4 million, or 29.2%, and $66.3 million, or 29.5%, respectively.  A significant portion of the growth in the average balance of residential mortgages was attributable to loans originated during 2010, with the remainder attributable to loans originated in 2009.  By contrast, almost all of the growth in the average balance of commercial mortgages was attributable to loans originated in 2009, with the remainder attributable to loans originated in 2010.  The large reduction in commercial mortgage originations in 2010 was the result of a variety of factors including, but not limited to, a deliberate reduction in originations during the first half of 2010 in order to build the Bank’s Tier 1 leverage capital ratio, a softening in loan demand during the latter half of 2010 and a reduction in multifamily loan originations throughout 2010 in an effort to diversify the Bank’s commercial mortgage portfolio.

The overall yield earned on the Bank’s loan portfolio declined by 26 basis points in 2010 and the overall yield on the Bank’s taxable securities portfolio declined by 70 basis points.  The decline in yield on the loan portfolio was primarily attributable to a decline in general interest rates and competitive conditions in the local marketplace.  The decline in yield on the taxable securities portfolio was also attributable to a decline in general interest rates and, additionally, a significant increase in the size of the short-term mortgage securities portfolio relative to the total taxable securities portfolio.  Short-term mortgage securities, which the Bank generally defines as those having an estimated average life of 2.5 years or less at the date of purchase, represented 38.8% of the average balance of the total taxable securities portfolio in 2010 as compared to 18.2% in 2009.  Management grew this segment of the taxable securities portfolio as a hedge against potential future increases in interest rates, to balance the duration of the overall securities portfolio in light of the increased size of the longer-term municipal securities portfolio, and because the incremental yield that could be earned on longer average life mortgage securities was relatively small.  In addition, management temporarily invested a significant portion of the proceeds of the 2010 common stock offering in short-term mortgage securities with the intention of reinvesting the monthly pay downs on such securities in better yielding loans.

Earnings for the fourth quarter of 2010 were $.46 per share, representing an increase of $.16 per share, or 53.3% over $.30 per share earned in the same quarter of 2009.  The improvement was primarily due to the fact that the provision for loan losses was $2.1 million higher in the fourth quarter of 2009, which impacted earnings by approximately $.17 per share.  When comparing fourth quarter to third quarter 2010 results, earnings are down $.09 per share, or 16.4%, primarily as a result of an increase in the provision for loan losses of $725,000, the establishment of a $300,000 valuation allowance on one loan held for sale and the full quarter dilutive impact of the common stock offering.  The increase in the provision for loan losses was driven by the establishment of an impairment reserve of $870,000 on one nonaccrual loan.

The credit quality of the Bank’s loan portfolio remained excellent at December 31, 2010, as evidenced by, among other things, low levels of past due, nonaccrual and impaired loans.  In an attempt to maintain credit quality, management continued to focus its loan portfolio growth efforts on what it considers lower risk loan categories (i.e., owner occupied commercial mortgages, multifamily loans, and first lien residential mortgages having terms generally between ten and twenty years) and continued to avoid growing what it considers higher risk loan categories (i.e., construction loans and unsecured loans to individuals).  The credit quality of the Bank’s securities portfolio also remained excellent at December 31, 2010.  All of the Bank’s mortgage securities were backed by mortgages underwritten on conventional terms, and almost all of these securities were full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consisted principally of municipal securities rated AA or better by major rating agencies.

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

The Bank’s Reserve Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed under the Bank’s independent loan review function.  In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the Reserve Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the OCC, the Bank’s primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired and measure impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest payments when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls are not generally considered to be impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and financial condition, and the amount of the shortfall in relation to the principal and interest owed.  In estimating the fair value of real estate collateral, management utilizes appraisals and also makes qualitative judgments based on, among other things, its knowledge of the local real estate market and analyses of current economic conditions and trends.  Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments.  Determining expected future cash flows can be more subjective than determining fair values.  Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s historical loss experience over a period of time is the starting point in making such estimates.  However, future losses could vary significantly from those experienced in the past and on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others, delinquencies, economic conditions, trends in nature and volume of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

The allowance for loan losses is comprised of impairment losses on the loans specifically reviewed and estimated losses on the pools of loans that are collectively reviewed.  Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	2011			2010			2009
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:	(dollars in thousands)
Interest-bearing bank balances	$19,398	$47	.24%	$14,536	$34	.23%	$6,876	$12	0.17%
Investment securities:
Taxable	517,856	16,615	3.21	472,039	16,845	3.57	443,559	18,926	4.27
Nontaxable (1)	304,647	17,989	5.90	242,830	14,945	6.15	181,084	11,508	6.36
Loans (1) (2)	947,309	47,806	5.05	864,163	45,683	5.29	716,569	39,780	5.55
Total interest-earning assets (1)	1,789,210	82,457	4.61	1,593,568	77,507	4.86	1,348,088	70,226	5.21
Allowance for loan losses	(15,013)			(11,954)			(6,357)
Net interest-earning assets	1,774,197			1,581,614			1,341,731
Cash and due from banks	26,346			26,008			36,460
Premises and equipment, net	21,410			20,442			16,937
Other assets	30,658			29,332			18,504
	$1,852,611			$1,657,396			$1,413,632

Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$745,916	4,035	.54	$651,506	4,049	.62	$501,125	5,287	1.06
Time deposits	272,458	6,052	2.22	285,213	5,977	2.10	266,216	6,485	2.44
Total interest-bearing deposits	1,018,374	10,087	.99	936,719	10,026	1.07	767,341	11,772	1.53
Short-term borrowings	26,798	93	.35	28,864	108	.37	40,663	221	.54
Long-term debt	199,584	7,387	3.70	164,959	6,640	4.03	153,466	6,341	4.13
Total interest-bearing liabilities	1,244,756	17,567	1.41	1,130,542	16,774	1.48	961,470	18,334	1.91
Checking deposits	421,273			373,788			334,487
Other liabilities	12,124			10,926			6,908
	1,678,153			1,515,256			1,302,865
Stockholders' equity	174,458			142,140			110,767
	$1,852,611			$1,657,396			$1,413,632
Net interest income (1)		$64,890			$60,733			$51,892
Net interest spread (1)			3.20%			3.38%			3.30%
Net interest margin (1)			3.63%			3.81%			3.85%

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

Rate/Volume Analysis.  The following table sets forth the effect of changes in volumes, rates and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	2011 versus 2010				2010 versus 2009
	Increase (decrease) due to changes in:				Increase (decrease) due to changes in:
	Volume	Rate	Rate/ Volume (1)	Net Change	Volume	Rate	Rate/ Volume (1)	Net Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$11	$1	$1	$13	$13	$4	$5	$22
Investment securities:
Taxable	1,635	(1,700)	(165)	(230)	1,215	(3,097)	(199)	(2,081)
Nontaxable	3,805	(606)	(155)	3,044	3,924	(363)	(124)	3,437
Loans	4,395	(2,073)	(199)	2,123	8,194	(1,899)	(392)	5,903
Total interest income	9,846	(4,378)	(518)	4,950	13,346	(5,355)	(710)	7,281

Interest Expense:
Savings, NOW and money market deposits	587	(525)	(76)	(14)	1,587	(2,173)	(652)	(1,238)
Time deposits	(267)	358	(16)	75	463	(906)	(65)	(508)
Short-term borrowings	(8)	(8)	1	(15)	(64)	(69)	20	(113)
Long-term debt	1,394	(535)	(112)	747	475	(164)	(12)	299
Total interest expense	1,706	(710)	(203)	793	2,461	(3,312)	(709)	(1,560)

Increase (decrease) in net interest income	$8,140	$(3,668)	$(315)	$4,157	$10,885	$(2,043)	$(1)	$8,841

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income – 2011 Versus 2010

Net interest income on a tax-equivalent basis was $64.9 million in 2011, an increase of $4.2 million from $60.7 million in 2010.  The increase resulted from growth in the average balances of loans and taxable and nontaxable securities, which in the aggregate grew $190.8 million, or 12.1%.  The growth in average balances was partially offset by market driven declines in yield on both the Bank’s securities and loan portfolios.  Funding the interest-earning asset growth was a combination of increases in total deposits, capital and long-term debt.  Total deposit growth was the most significant contributor increasing on average $129.1 million, or 9.9%, during 2011.

Net interest margin decreased by 18 basis points when comparing 2011 to 2010.  This decrease occurred primarily because the negative impact of market driven declines in yield on the Bank’s securities and loan portfolios and the Bank’s liability extension strategy more than offset the positive impact of growth in noninterest-bearing funding sources and management’s lowering of savings, NOW and money market deposit rates throughout 2010 and 2011.  Net interest spread, or the difference between the overall yield on interest-earning assets and the overall cost of interest-bearing liabilities, also declined by 18 basis points for largely the same reasons as the decline in net interest margin.

Net Interest Income – 2010 Versus 2009

Net interest income on a tax-equivalent basis increased by $8.8 million, or from $51.9 million in 2009 to $60.7 million in 2010.  The most significant reasons for the increase in net interest income were growth in the Bank’s loan and nontaxable securities portfolios and decreases in the rates paid on various categories of deposits.  On an average balance basis, loans grew by $147.6 million, or 20.6%, and tax-exempt securities grew by $61.7 million, or 34.1%.  Growth in these asset categories was funded by an increase in interest-bearing deposits, which on an average balance basis grew by $169.4 million, or 22.1%, and an increase in checking deposits, which on an average balance basis grew by $39.3 million, or 11.7%.  The positive impact of loan and securities growth and decreases in deposit rates was partially offset by decreases in the overall yield on the Bank’s loan and taxable securities portfolios.

Net interest spread, or the difference between the overall yield on interest-earning assets and the overall cost of interest-bearing liabilities, increased by 8 basis points in 2010.  This occurred primarily because management, through a steady reduction in the Bank’s deposit rates throughout 2010, was able to lower the Bank’s cost of deposits by 46 basis points while at the same time the overall yield on the Bank’s interest-earning assets declined by only 32 basis points.  The spread increase, when applied to those interest-earning assets funded by interest-bearing liabilities, positively impacted both net interest income and net interest margin.  On the other hand, for those interest-earning assets funded by noninterest-bearing checking deposits and capital, the 32 basis point decline in asset yield had a more than offsetting negative impact on net interest income and net interest margin and thereby caused net interest margin to decline.  The 32 basis point decline in overall asset yield was primarily attributable to a decline in general interest rates, competitive loan pricing in the Bank’s marketplace, and a significant increase, for reasons previously discussed, in the Bank’s short-term mortgage securities portfolio.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income decreased $1.5 million, or 19.0%, when comparing 2011 to 2010.  The decrease is principally due to a $1.6 million decrease in net gains on sales of available-for-sale securities and a $321,000 decrease in overdraft charges, offset by a $275,000 reduction in losses on loans held for sale.  Overdraft charges declined because of, among other things: (1) regulatory changes that accelerated the timeframe for check clearing and limited overdrafts caused by debit card transactions; and (2) reduced tolerance by management of commercial accounts with repeat overdraft activity.

Noninterest income was $8.0 million in 2010 compared to $7.8 million in 2009, an increase $179,000, or 2.3%.  The increase in noninterest income in 2010 was almost entirely due to a $291,000 increase in net gains on sales of available-for-sale securities, as partially offset by small decreases in the other categories of noninterest income.  The gains on sales of securities resulted from the sale of approximately $77 million of available-for-sale securities.  The proceeds of the sales were used to limit the growth of the balance sheet by paying down short-term borrowings and thereby preserving the Bank’s Tier I leverage capital ratio.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $883,000, or 2.5%, to $36.7 million in 2011 from $35.8 million in 2010.  The increase is comprised of increases in occupancy and equipment expense of $662,000, or 10.2%, salaries of $327,000, or 2.1%, and other operating expenses of $131,000, or 1.5%, as partially offset by a decrease in employee benefits of $237,000, or 4.5%.  The decrease in employee benefits expense is attributable to a decrease in retirement plan expense.  Contributing to the decline in retirement plan expense were pension plan design changes effective February 28, 2011.  The increase in occupancy and equipment expense is primarily due to branch expansion and maintenance of facilities.  The increase in salaries expense is primarily due to normal annual salary adjustments and branch expansion, as partially offset by staffing efficiencies.  Other operating expenses grew due to increases in professional fees of $376,000, computer expense of $163,000, problem loan expense of $153,000 other losses of $159,000 and a number of other small increases, partially offset by a decrease in FDIC insurance expense of $805,000.  The increase in professional fees resulted from enhancements to the Bank’s internal audit and regulatory compliance functions, and the decrease in FDIC insurance expense resulted from changes in the FDIC’s deposit insurance assessment system.

Noninterest expense was $35.8 million and $34.8 million in 2010 and 2009, respectively, representing an increase of $986,000, or 2.8%.  The increase in noninterest expense in 2010 was comprised of increases in salaries of $589,000, or 4.0%, occupancy and equipment expense of $461,000, or 7.7%, and other operating expenses of $460,000, or 5.7%, as partially offset by a decrease in employee benefits of $524,000, or 9.0%.  The increase in salaries expense was primarily due to normal annual salary adjustments and additions to staff related to the opening of four full service branches during 2010.  Occupancy and equipment expense increased primarily due to branch expansion, technology upgrades and the creation of a state-of-the-art disaster recovery center for both information technology and back office functions.  The increase in other operating expenses is the result of a $221,000 increase in data processing expense and a number of other small increases, as partially offset by a $279,000 decrease in FDIC deposit insurance expense from $2.2 million in 2009 to $1.9 million in 2010.  The decline in deposit insurance expense occurred because 2009 included a $647,000 FDIC special assessment.

The 2010 decrease in employee benefits expense is primarily the result of a decrease in retirement plan expense, as partially offset by increases in group health insurance.  Retirement plan expense decreased due to additional funding of the Bank’s defined benefit pension plan and improved market performance of plan assets in 2009.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 20.3% in 2011, 22.6% in 2010 and 18.8% in 2009.  The decrease in the effective tax rate in 2011 occurred because income on tax-exempt securities became a larger percentage of pre-tax income.  The effective tax rate increased in 2010 because tax-exempt income as a percentage of income before income taxes declined.  Also contributing to the increase in the 2010 effective tax rate was the fact that the tax benefit derived from the Corporation’s FNY and REIT entities decreased somewhat while income before income taxes increased significantly.

Financial Condition

Total assets were $2.0 billion at December 31, 2011, an increase of $311.4 million, or 18.2%, from the previous year-end.  The increase is primarily comprised of growth in loans and available-for-sale securities.  Loans increased $82.9 million, or 9.2%, and available-for-sale securities increased $240.8 million, or 36.9%.

The asset growth was largely funded by deposit growth resulting from, among other things, continued branching efforts.  Total deposits increased for the year by $209.9 million, or 16.2%.  For the year, noninterest-bearing checking deposits increased $48.7 million, or 12.6%, savings, NOW and money market deposits increased $158.0 million, or 24.8%, and time deposits $100,000 and over and other time deposits increased $3.2 million, or 1.2%.  Additional funding resulted from an increase in capital of $13.5 million, or 8.6%, and an increase in short-term borrowings and long-term debt totaling $56.1 million, or 22.1%.

Investment Securities

The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2011, 2010 and 2009.

	2011	2010	2009
Held-to-Maturity Securities:	(in thousands)
State and municipals	$43,091	$49,294	$57,875
Pass-through mortgage securities	6,851	11,025	16,882
Collateralized mortgage obligations	12,143	26,259	54,222
	$62,085	$86,578	$128,979
Available-for-Sale Securities:
U.S. government agencies	$5,113	$5,155	$5,008
State and municipals	313,195	215,612	154,513
Pass-through mortgage securities	73,786	80,471	126,422
Collateralized mortgage obligations	501,862	351,877	352,851
	$893,956	$653,115	$638,794

The following table presents the maturities and weighted average yields of the Bank’s investment securities at December 31, 2011.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-Maturity Securities
State and municipals (2)	$2,296	5.85%	$10,919	5.90%	$25,304	6.23%	$4,572	6.06%
Pass-through mortgage securities	-	-	3,040	4.17	492	4.71	3,319	4.95
Collateralized mortgage obligations	-	-	-	-	-	-	12,143	5.07
	$2,296	5.85%	$13,959	5.52%	$25,796	6.20%	$20,034	5.28%

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-Sale Securities
U.S. government agencies	$-	-%	$-	-%	$5,113	4.50%	$-	-%
State and municipals (2)	2,021	6.63	8,577	6.58	24,942	5.00	277,655	5.89
Pass-through mortgage securities	-	-	599	4.82	3,222	5.68	69,965	4.47
Collateralized mortgage obligations	-	-	-	-	7,656	2.53	494,206	2.60
	$2,021	6.63%	$9,176	6.46%	$40,933	4.53%	$841,826	3.84%

(1)
Maturities shown are stated maturities, except in the case of municipal securities, which are shown at the earlier of their stated     maturity or pre-refunded dates.  Securities backed by mortgages, which include the pass-through mortgage securities and collateralized mortgage obligations shown above, are expected to have substantial periodic repayments resulting in weighted average lives considerably shorter than would be surmised from the above table.

(2)	Yields on tax-exempt state and municipal securities have been computed on a tax-equivalent basis.

During 2011, the Bank received cash dividends totaling $358,000 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 4.47%.

Loans

The composition of the Bank’s loan portfolio over the past five years is set forth below.

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Commercial and industrial	$42,572	$39,055	$48,891	$53,555	$61,317
Secured by real estate:
Commercial mortgages	459,875	416,946	409,681	273,097	169,621
Residential mortgages	372,477	334,768	248,888	216,654	194,926
Home equity	103,513	103,829	109,010	99,953	81,846
Construction and land development	-	-	3,050	9,175	11,751
Other	4,596	5,790	5,763	3,761	4,893
	983,033	900,388	825,283	656,195	524,354
Net deferred loan origination costs	2,826	2,571	2,383	1,939	1,185
	985,859	902,959	827,666	658,134	525,539
Allowance for loan losses	(16,572)	(14,014)	(10,346)	(6,076)	(4,453)
	$969,287	$888,945	$817,320	$652,058	$521,086

Maturity and rate information for the Bank’s commercial and industrial loans outstanding at December 31, 2011 is set forth below.

	Maturity
	Within One Year	After One But Within Five Years	Total
	(in thousands)
Commercial and industrial loans:
Fixed rate	$796	$3,117	$3,913
Variable rate	24,948	13,711	38,659
	$25,744	$16,828	$42,572

Asset Quality

The Corporation has identified certain assets as risk elements.  These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  Information about the Corporation’s risk elements is as follows:

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Nonaccrual loans (1)	$3,211	$3,936	$432	$112	$257
Loans past due 90 days or more and still accruing	-	-	-	42	95
Foreclosed real estate	-	-	-	-	-
Total nonperforming assets	3,211	3,936	432	154	352
Troubled debt restructurings (2)	3,757	2,433	200	-	-
Total risk elements	$6,968	$6,369	$632	$154	$352

Nonaccrual loans as a percentage of total loans	.33%	.44%	.05%	.02%	.05%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.33%	.44%	.05%	.02%	.07%
Risk elements as a percentage of total loans and foreclosed real estate	.71%	.70%	.08%	.02%	.07%

(1)	Includes loan held for sale and nonaccrual troubled debt restructurings
(2)	Performing in accordance with modified terms

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Gross interest income on nonaccrual loans and troubled debt restructurings:
Amount that would have been recorded during the year under original terms	$369	$332	$24	$10	$13
Actual amount recorded during the year	246	300	16	-	10

Commitments for additional funds - troubled debt restructurings	-	-	-	-	-

The past due status of a loan is based on the contractual terms in the loan agreement.  Unless a loan is well secured and in the process of collection, the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest payments.  The accrual of interest income on a loan is also discontinued when it is determined that the borrower will not be able to make principal and interest payments according to the contractual terms of the current loan agreement.  When the accrual of interest income is discontinued on a loan, any accrued but unpaid interest is reversed against current period income.

Potential Problem Loans.  At December 31, 2011, impaired loans totaled $9.5 million and include all nonperforming loans plus $6.3 million of loans that are still performing according to the contractual terms of the loan agreement.  In addition to impaired loans, there are $5.5 million of loans classified substandard that have a well-defined weakness or weaknesses that jeopardize their liquidation.  Management believes that the Corporation could sustain some loss on these loans if the identified deficiencies are not corrected.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are promptly charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses increased by $2.6 million during 2011, amounting to $16.6 million, or 1.68% of total loans, at December 31, 2011, as compared to $14.0 million, or 1.55% of total loans, at December 31, 2010.  During 2011, the Bank had loan chargeoffs and recoveries of $1.6 million and $131,000, respectively, and recorded a $4.1 million provision for loan losses.  The provisioning in 2011 and 2010 was primarily attributable to: (1) specific reserves allocated to impaired loans; (2) net chargeoffs; and (3) increases in reserves on pools of loans based on loan growth and, to a lesser extent, higher historical losses and a variety of qualitative factors including unfavorable economic conditions.

The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses in the Bank’s loan portfolio.  As more fully discussed in the “Application of Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates.  Actual results could differ significantly from those estimates.  Other detailed information on the Bank’s allowance for loan losses, impaired loans and the aging of loans can be found in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

The following table sets forth changes in the Bank’s allowance for loan losses.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)

Balance, beginning of year	$14,014	$10,346	$6,076	$4,453	$3,891
Loans charged off:
Commercial and industrial	-	-	162	275	-
Commercial mortgages	1,490	325	-	-	-
Residential mortgages	8	-	-	-	-
Home equity loans	100	22	-	-	-
Other	36	30	13	50	14
	1,634	377	175	325	14
Recoveries of loans charged off:
Commercial and industrial	115	46	148	-	-
Commercial mortgages	9	-	-	-	-
Residential mortgages	1	-	-	-	-
Other	6	26	12	3	1
	131	72	160	3	1
Net chargeoffs	(1,503)	(305)	(15)	(322)	(13)
Provision for loan losses	4,061	3,973	4,285	1,945	575
Balance, end of year	$16,572	$14,014	$10,346	$6,076	$4,453
Ratio of net chargeoffs to average loans outstanding	.16%	.04%	.00%	.06%	.00%

The following table sets forth the allocation of the Bank’s total allowance for loan losses by loan type.

	December 31,
	2011		2010		2009		2008		2007
	Amount	% of Loans To Total Loans	Amount	% of Loans To Total Loans	Amount	% of Loans To Total Loans	Amount	% of Loans To Total Loans	Amount	% of Loans To Total Loans
	(dollars in thousands)

Commercial and industrial	$699	4.3%	$803	4.3%	$971	5.9%	$933	8.1%	$874	11.7%
Commercial mortgages	9,069	46.7	7,680	46.2	5,932	49.5	3,011	41.5	1,785	32.3
Residential mortgages	5,228	37.9	4,059	37.1	2,242	30.1	1,227	32.9	1,026	37.1
Home equity loans	1,415	10.6	1,415	11.8	1,102	13.4	706	15.5	551	15.8
Construction loans	-	-	-	-	43	.4	100	1.4	116	2.2
Other	161	.5	57	.6	56	.7	99	.6	101	.9
	$16,572	100.0%	$14,014	100.0%	$10,346	100.0%	$6,076	100.0%	$4,453	100.0%

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at December 31, 2011.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  In the last few years, general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings

Total deposits increased $209.9 million, or 16.2%, in 2011 over 2010.  The largest segment of the deposit base is savings, NOW and money market deposits, which increased $158.0 million, or 24.8%, in 2011.  A full year of operation for the four new branches opened in 2010 combined with the two new branches opened in 2011 contributed to the growth in total deposits.

The remaining maturities of the Bank’s time deposits in amounts of $100,000 or more at December 31, 2011 can be found in the “Market Risk” section of this Discussion and Analysis of Financial Condition and Results of Operations.

Borrowings, which include short-term and long-term FHLB borrowings and borrowings under repurchase agreements, increased $56.1 million to $309.7 million at December 31, 2011 from the prior year-end.

Cash Flows and Liquidity

Cash Flows.  The Corporation’s primary sources of cash are deposit growth, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities and pay cash dividends.  During 2011, the Corporation’s cash and cash equivalent position increased by $11.1 million from $18.4 million at December 31, 2010 to $29.5 million at December 31, 2011.  The increase occurred primarily because the cash provided by deposit growth, Federal Home Loan Bank borrowings and operations exceeded the cash used to grow the loan and securities portfolios, repay borrowings under repurchase agreements and pay cash dividends.

 Liquidity.  The Bank’s Board of Directors has approved a Liquidity Policy and Liquidity Contingency Plan, which are intended to insure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At December 31, 2011, the Bank had approximately $616 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the FHLB of New York, has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the collateral in place at the FRB and FHLB of New York at December 31, 2011, the Bank had a total borrowing capacity of approximately $658 million.

Off-Balance Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance sheet arrangements and contractual obligations at December 31, 2011 are summarized in the table that follows.  Unused home equity lines comprise a substantial portion of the amount shown for commitments to extend credit.  Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts shown in the table do not necessarily represent future cash requirements.  The amounts shown for long-term debt are based on the contractual maturities of such borrowings and include scheduled principal and interest payments.  The interest payments do not reflect any reduction in payments that the Bank may get from interest rate caps embedded in certain repurchase agreements.  Some of these repurchase agreements can be terminated by the purchaser prior to contractual maturity (see Note F to the Corporation’s 2011 consolidated financial statements for more detailed information regarding repurchase agreements).  The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2011 pursuant to off-balance sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)

Commitments to extend credit	$138,356	$61,073	$9,383	$11,714	$56,186
Standby letters of credit	4,334	4,309	25	-	-
Commercial letters of credit	63	63	-	-	-
Long-term debt	229,963	67,271	43,752	82,463	36,477
Operating lease obligations	8,071	1,466	2,083	1,471	3,051
Purchase obligations	1,646	488	713	362	83
Time deposits	271,342	130,630	45,387	95,145	180
	$653,775	$265,300	$101,343	$191,155	$95,977

Commitments to extend credit and letters of credit arise in the normal course of the Bank’s business of meeting the financing needs of its customers and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual notional amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit and generally uses the same credit policies for letters of credit as it does for on-balance-sheet instruments.

The purchase obligations shown in the preceding table are pursuant to contracts that the Bank has with providers of data processing services.  Required pension plan contributions for years beyond 2012 are not presently known and are therefore not included in the table.  For the Plan year ending September 30, 2012, the Bank has no minimum required pension contribution and a maximum tax-deductible contribution of $6.0 million.  The Bank expects to make a contribution within that range by December 31, 2012, but the amount of such contribution has not yet been determined.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 21.57%, 20.31% and 8.80%, respectively, at December 31, 2011 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of December 31, 2011.

Stockholders’ equity totaled $189.3 million at December 31, 2011, an increase of $32.7 million from $156.7 million at December 31, 2010.  The increase resulted primarily from net income, the issuance of shares under stock-based compensation plans, growth in net unrealized appreciation on available-for-sale securities, offset by the declaration of dividends and change in funded status of the Bank’s pension plan.

The ratio of average stockholders’ equity to average total assets increased to 9.42% for 2011 from 8.58% for 2010.  The Company had returns on average equity of 11.15%, 12.94% and 12.15% and returns on average assets of 1.05%, 1.11% and .95%, for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Repurchase Program and Market Liquidity.  For information about the Corporation’s stock repurchase program see Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities,” of this Form 10-K.

Russell 3000 and 2000 Indexes.  For information on the Russell 3000 and 2000 indexes and their impact on the liquidity of the Corporation’s common stock see Item 1A, “Risk Factors - Market Risk for the Corporation’s Common Stock,” of this Form 10-K.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, changes in interest rates generally have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  Interest rates are highly sensitive to many factors, which are beyond the control of the Corporation, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Board.

Impact of Not Yet Effective Accounting Standards

For a discussion regarding the impact of not yet effective accounting standards, see Note A to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank invests in interest-earning assets, which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits and capital.  The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics.  The Bank defines interest rate risk as the risk that the Bank's earnings and/or net portfolio value (present value of expected future cash flows from assets less the present value of expected future cash flows from liabilities) will change when interest rates change.  The principal objective of the Bank’s asset/liability management activities is to maximize net interest income while at the same time maintain acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

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

The table that follows summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2011, based upon significant estimates and assumptions that the Corporation believes to be reasonable.  The table arranges interest-earning assets and interest-bearing liabilities according to the period in which they contractually mature or, if earlier, are estimated to repay or reprice.  Repayment and repricing estimates are based on internal data and management’s assumptions about factors that are inherently uncertain.  These factors include, among others, prepayment speeds, changes in market interest rates and the Bank’s response thereto, early withdrawal of deposits and competition.  The balances of non-maturity deposit products have been included in categories beyond three months in the table because management believes, based on past experience and its knowledge of current competitive pressures, that the repricing of these products will lag market changes in interest rates to varying degrees.  The table does not reflect any protection against interest rate changes that the Corporation may have as a result of its ownership of derivative instruments such as interest rate caps or floors.  The only such instruments that the Corporation owns at December 31, 2011 are the interest rate caps disclosed in Note F to the Corporation’s December 31, 2011 consolidated financial statements.

	Repricing Period
	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through One Year	Total Within One Year	Over One Year Through Five Years	Over Five Years	Non- interest- Sensitive	Total
Assets:	(in thousands)
Overnight Investments	$394	$-	$-	$394	$-	$-	$-	$394
Investment securities	37,773	35,614	66,616	140,003	337,593	439,757	38,688	956,041
Loans	192,376	41,091	82,183	315,650	511,823	158,130	(16,316)	969,287
Other assets	10,850	-	13,165	24,015	-	-	72,670	96,685
	241,393	76,705	161,964	480,062	849,416	597,887	95,042	2,022,407
Liabilities & Stockholders' Equity:
Checking deposits	-	-	-	-	-	-	435,517	435,517
Savings, NOW and money market deposits	649,233	11,811	23,622	684,666	111,343	-	-	796,009
Time deposits, $100,000 and over	62,526	16,513	15,020	94,059	80,632	-	-	174,691
Time deposits, other	20,288	9,505	6,778	36,571	59,900	180	-	96,651
Borrowed funds	102,227	-	60,000	162,227	112,500	35,000	-	309,727
Other liabilities	-	-	-	-	-	-	20,465	20,465
Stockholders' equity	-	-	-	-	-	-	189,347	189,347
	834,274	37,829	105,420	977,523	364,375	35,180	645,329	2,022,407
Interest-rate sensitivity gap	$(592,881)	$38,876	$56,544	$(497,461)	$485,041	$562,707	$(550,287)	$-
Cumulative interest-rate
sensitivity gap	$(592,881)	$(554,005)	$(497,461)	$(497,461)	$(12,420)	$550,287	$-	$-

As shown in the preceding table, the Bank has a significant volume of deposit accounts and borrowings that are subject to repricing as short-term interest rates change.  Since the amount of these liabilities outweighs the assets held by the Bank whose pricing is tied to short-term interest rates, an increase in short-term interest rates should negatively impact the Bank’s net interest income in the near term.  The interest rate caps owned by the Bank at December 31, 2011 may partially offset the negative impact.  In addition, the Bank can reduce the magnitude of the negative impact by not increasing the rates paid on its deposit accounts as quickly or in the same amount as market increases in the overnight funds rate, the prime lending rate, or other short-term interest rates.  Conversely, a decrease in short-term interest rates should positively impact the Bank’s net interest income in the near term.  However, if short-term rates decline and the Bank cannot decrease its deposit rates as quickly or in the same amount as decreases in market interest rates, the magnitude of the positive impact will decline and the impact could even be negative.

The information provided in the following table is based on significant estimates and assumptions that the Corporation believes to be reasonable.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at December 31, 2011 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the year ending December 31, 2012 assuming a static balance sheet and that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at December 31, 2011 and net interest income on a tax-equivalent basis for the year ending December 31, 2012 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points.  The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of eight years.  In addition, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

	Net Portfolio Value at December 31, 2011		Net Interest Income for 2012
Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$159,083	(16.0)%	$53,509	(19.6)%
+ 100 basis point rate shock	173,532	(8.4)	60,020	(9.8)
Base case (no rate change)	189,469	-	66,532	-
- 100 basis point rate shock	207,452	9.5	69,144	3.9
- 200 basis point rate shock	229,969	21.4	67,654	1.7

As shown in the preceding table, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period.  This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rate and/or if the interest rate caps owned by the Bank at December 31, 2011 are in-the-money at the time of the interest rate increase or become in-the-money as a result of the increase, the magnitude of the negative impact will decline.  If the Bank does not increase its deposit rates at all, the impact should be positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.  Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points.  However, the positive impact of a decline in interest rates of 100 or 200 basis points is currently constrained by the fact that the annual percentage yields on many of the Bank’s deposit products are below 1%.

Forward-Looking Statements

This report on Form 10-K and the documents incorporated into it by reference contain forward-looking statements.  These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time.  Forward-looking statements speak only as of the date they are made.  We do not assume any duty and do not undertake to update our forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  We provide greater detail regarding some of these factors in Item 1A, Risk Factors included in this report.  Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N S O L I D A T E D B A L A N C E S H E E T S

December 31 (dollars in thousands)	2011	2010

Assets:
Cash and due from banks	$29,101	$18,144
Temporary investments	394	276
Cash and cash equivalents	29,495	18,420

Investment securities:
Held-to-maturity, at amortized cost (fair value of $66,077 and $89,760)	62,085	86,578
Available-for-sale, at fair value	893,956	653,115
	956,041	739,693

Loan held for sale	-	1,000

Loans:
Commercial and industrial	42,572	39,055
Secured by real estate:
Commercial mortgages	459,875	416,946
Residential mortgages	372,477	334,768
Home equity	103,513	103,829
Other	4,596	5,790
	983,033	900,388
Net deferred loan origination costs	2,826	2,571
	985,859	902,959
Allowance for loan losses	(16,572)	(14,014)
	969,287	888,945
Restricted stock, at cost	12,284	8,155
Bank premises and equipment, net	21,809	20,843
Deferred income tax benefits	-	2,199
Bank-owned life insurance	13,165	12,663
Pension plan assets, net	6,132	5,868
Prepaid FDIC assessment	2,770	3,792
Other assets	11,424	9,445
	$2,022,407	$1,711,023
Liabilities:
Deposits:
Checking	$435,517	$386,797
Savings, NOW and money market	796,009	637,975
Time, $100,000 and over	174,691	178,901
Time, other	96,651	89,265
	1,502,868	1,292,938
Short-term borrowings	102,227	61,590
Long-term debt	207,500	192,000
Accrued expenses and other liabilities	9,347	7,801
Deferred income taxes payable	11,118	-
	1,833,060	1,554,329
Commitments and Contingent Liabilities (Note M)

Stockholders' Equity:
Common stock, par value $.10 per share: Authorized, 20,000,000 shares; Issued and outstanding, 8,793,932 and 8,707,665 shares	879	871
Surplus	37,507	35,526
Retained earnings	133,273	121,713
	171,659	158,110
Accumulated other comprehensive income (loss) net of tax	17,688	(1,416)
	189,347	156,694
	$2,022,407	$1,711,023

See notes to consolidated financial statements

C O N S O L I D A T E D S T A T E M E N T S O F I N C O M E

Year Ended December 31 (dollars in thousands, except per share data)	2011	2010	2009

Interest and dividend income:
Loans	$47,777	$45,660	$39,753
Investment securities:
Taxable	16,662	16,879	18,938
Nontaxable	11,873	9,864	7,595
	76,312	72,403	66,286
Interest expense:
Savings, NOW and money market deposits	4,035	4,049	5,287
Time deposits	6,052	5,977	6,485
Short-term borrowings	93	108	221
Long-term debt	7,387	6,640	6,341
	17,567	16,774	18,334
Net interest income	58,745	55,629	47,952
Provision for loan losses	4,061	3,973	4,285
Net interest income after provision for loan losses	54,684	51,656	43,667

Noninterest income:
Investment Management Division income	1,539	1,465	1,484
Service charges on deposit accounts	3,186	3,465	3,503
Net gains on sales of available-for-sale securities	138	1,719	1,428
Other	1,563	1,284	1,339
	6,426	7,933	7,754
Noninterest expense:
Salaries	15,785	15,458	14,869
Employee benefits	5,066	5,303	5,827
Occupancy and equipment expense	7,148	6,486	6,025
Other operating expenses	8,710	8,579	8,119
	36,709	35,826	34,840

Income before income taxes	24,401	23,763	16,581
Income tax expense	4,944	5,371	3,118
Net Income	$19,457	$18,392	$13,463

Weighted average:
Common shares	8,761,895	7,899,241	7,203,064
Dilutive stock options and restricted stock units	93,069	108,436	106,520
	8,854,964	8,007,677	7,309,584
Earnings per share:
Basic	$2.22	$2.33	$1.87
Diluted	$2.20	$2.30	$1.84

Cash dividends declared per share	$.90	$.84	$.76

See notes to consolidated financial statements

C O N S O L I D A T E D S T A T E M E N T O F C H A N G E S
I N S T O C K H O L D E R S' E Q U I T Y
						Accumulated
						Other
	Common Stock			Comprehensive	Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Total

Balance, January 1, 2009	7,194,747	$719	$1,354		$102,061	$(1,602)	$102,532
Net Income				$13,463	13,463		13,463
Other comprehensive income, net of tax and reclassification adjustment				5,253		5,253	5,253
Comprehensive income				$18,716
Repurchase of common stock	(37,443)	(4)	(953)				(957)
Common stock issued under stock compensation plans, including tax benefit	55,752	6	961				967
Stock-based compensation			681				681
Cash dividends declared					(5,477)		(5,477)
Balance, December 31, 2009	7,213,056	721	2,043		110,047	3,651	116,462
Net Income				$18,392	18,392		18,392
Other comprehensive loss, net of tax and reclassification adjustment				(5,067)		(5,067)	(5,067)
Comprehensive income				$13,325
Repurchase of common stock	(3,581)	-	(91)				(91)
Common stock issued under stock compensation plans, including tax benefit	60,690	6	709				715
Issuance of common stock	1,437,500	144	32,218				32,362
Stock-based compensation			647				647
Cash dividends declared					(6,726)		(6,726)
Balance, December 31, 2010	8,707,665	871	35,526		121,713	(1,416)	156,694
Net Income				$19,457	19,457		19,457
Other comprehensive income, net of tax and reclassification adjustment				19,104		19,104	19,104
Comprehensive income				$38,561
Repurchase of common stock	(7,022)	(1)	(184)				(185)
Common stock issued under stock compensation plans, including tax benefit	93,289	9	1,409				1,418
Stock-based compensation			756				756
Cash dividends declared					(7,897)		(7,897)
Balance, December 31, 2011	8,793,932	$879	$37,507		$133,273	$17,688	$189,347

See notes to consolidated financial statements

C O N S O L I D A T E D S T A T E M E N T S O F C A S H F L O W S

Year Ended December 31 (dollars in thousands)	2011	2010	2009

Cash Flows From Operating Activities:
Net income	$19,457	$18,392	$13,463
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,061	3,973	4,285
Loss on loans held for sale	75	300	-
Deferred income tax provision (credit)	743	(612)	(72)
Depreciation and amortization	2,667	2,487	2,154
Premium amortization on investment securities, net	5,396	4,078	2,353
Net gains on sales of available-for-sale securities	(138)	(1,719)	(1,428)
Gain on sale of bank premises and equipment	-	(154)	-
Stock-based compensation expense	756	647	681
Accretion of cash surrender value on bank-owned life insurance	(502)	(496)	(517)
Decrease (increase) in prepaid FDIC assessment	1,022	1,539	(5,331)
Pension plan contribution in excess of expense	(3,436)	(2,800)	(1,169)
Increase in other assets	(1,979)	(350)	(1,782)
Increase (decrease) in accrued expenses and other liabilities	1,439	1,326	(1,764)
Net cash provided by operating activities	29,561	26,611	10,873

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	4,610	78,504	50,697
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	25,073	43,103	42,608
Available-for-sale	122,620	141,973	147,347
Purchase of investment securities:
Held-to-maturity	(472)	(596)	(2,068)
Available-for-sale	(338,586)	(245,031)	(452,851)
Proceeds from sales of loans held for sale	1,535	-	-
Net increase in loans to customers	(85,013)	(76,898)	(169,547)
Net decrease (increase) in restricted stock	(4,129)	194	(1,683)
Purchase of bank premises and equipment, net	(3,634)	(5,086)	(7,651)
Net cash used in investing activities	(277,996)	(63,837)	(393,148)

Cash Flows From Financing Activities:
Net increase in total deposits	209,930	15,388	377,213
Net increase (decrease) in short-term borrowings	40,637	(49,817)	(12,715)
Proceeds from long-term debt	27,500	30,000	35,000
Repayment of long-term debt	(12,000)	-	-
Proceeds from issuance of common stock	-	32,362	-
Proceeds from exercise of stock options	1,279	676	901
Tax benefit of stock compensation plans	139	39	66
Repurchase and retirement of common stock	(185)	(91)	(957)
Cash dividends paid	(7,790)	(6,253)	(5,329)
Net cash provided by financing activities	259,510	22,304	394,179
Net increase (decrease) in cash and cash equivalents	11,075	(14,922)	11,904
Cash and cash equivalents, beginning of year	18,420	33,342	21,438
Cash and cash equivalents, end of year	$29,495	$18,420	$33,342

Supplemental Information:
Cash paid for:
Interest	$16,397	$15,767	$17,365
Income taxes	4,116	6,178	3,377
Noncash investing and financing activities:
Cash dividends payable	2,022	1,916	1,443
Loans transferred from portfolio to held for sale	610	1,300	-

See notes to consolidated financial statements

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of The First of Long Island Corporation (“Corporation”) and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”), and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp. (“FNY”) and The First of Long Island REIT, Inc. (“REIT”).  The Corporation’s financial condition and operating results principally reflect those of the Bank and its subsidiaries.  All intercompany balances and amounts have been eliminated.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances, revenue and expense amounts, and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

The accounting and reporting policies of the Corporation reflect banking industry practice and conform to generally accepted accounting principles in the United States.  The following is a summary of the Corporation’s significant accounting policies.

Cash and cash equivalents

Cash and cash equivalents include cash, federal funds sold and deposits with other financial institutions that generally mature within 90 days.

Investment Securities

Current accounting standards require that investment securities be classified as held-to-maturity, trading or available-for-sale.  The trading category is not applicable to any securities in the Bank's portfolio because the Bank does not buy or hold debt or equity securities principally for the purpose of selling in the near term.  Held-to-maturity securities, or debt securities which the Bank has the intent and ability to hold to maturity, are reported at amortized cost.  Available-for-sale securities, or debt and equity securities which are neither held-to-maturity securities nor trading securities, are reported at fair value, with unrealized gains and losses, net of the related income tax effect, included in other comprehensive income.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method.  Prepayments are anticipated for mortgage-backed securities.  Premiums on municipal securities are amortized to the earlier of the stated maturity date or the first call date, while discounts on municipal securities are amortized to the stated maturity date.  Realized gains and losses on the sale of securities are determined using the specific identification method.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  Any subsequent declines in fair value below the initial carrying value are recorded as a valuation allowance.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance less any chargeoffs and the allowance for loan losses and plus or minus net deferred loan costs and fees, respectively.  Interest on loans is credited to income based on the principal amount outstanding.  Direct loan origination costs, net of loan origination fees, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

The past due status of a loan is based on the contractual terms in the loan agreement.  Unless a loan is well secured and in the process of collection, the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest payments.  The accrual of interest income on a loan is also discontinued when it is determined that the borrower will not be able to make principal and interest payments according to the contractual terms of the current loan agreement.  When the accrual of interest income is discontinued on a loan, any accrued but unpaid interest is reversed against current period income.  Interest received on nonaccrual loans is accounted for on the cash basis or cost-recovery method until the loans qualify for return to an accrual status.  Return to an accrual status occurs when all the principal and interest amounts contractually due are brought current and all future payments are reasonably assured.

The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are promptly charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

The allowance for loan losses is comprised of impairment losses on loans specifically reviewed plus estimated losses on pools of loans that are collectively reviewed.  Estimated losses for loans deemed to be impaired are based on either the fair value of collateral or the discounted value of expected future cash flows.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest when due according to the contractual terms of the current loan agreement.  Loans that experience insignificant payment delays and payment shortfalls are not generally considered to be impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and financial condition and the amount of the shortfall in relation to the principal and interest owed.

Estimated losses for loans that are not individually deemed to be impaired are determined on a pooled basis using the Bank’s historical loss experience adjusted to reflect current conditions.  Loan pools include; commercial and industrial loans; construction, land and land development loans; owner occupied commercial mortgages; multifamily commercial mortgages; other commercial mortgages; residential mortgages; home equity loans and lines; and consumer loans.  Risk ratings and a variety of credit metrics are used to adjust historical losses to current conditions for each pool.  Management utilizes a ten point risk rating system for commercial and industrial loans; construction, land and land development loans; owner occupied commercial mortgages; multifamily commercial mortgages; and other commercial mortgages.  A three point risk rating system is used for residential mortgages; home equity loans and lines; and consumer loans.  Credit metrics used for the various pools include, but are not limited to, delinquencies, general economic conditions, local and national unemployment rates, commercial vacancies, trends in local median home prices, trends in the nature and volume of loans, compound average growth rates, changes in the mix of loans, concentrations of credit, changes in lending policies and procedures, changes in lending staff, changes in the loan review function and environmental factors including a general assessment of the legal, regulatory and competitive risks.

Other detailed information on the Bank’s rating systems for the above pools of loans can be found in “Note C – Loans.”

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  However, if a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Corporation, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank Premises and Equipment

Land is carried at cost.  Other Bank premises and equipment are carried at cost, less accumulated depreciation and amortization.  Buildings are depreciated using the straight-line method over their estimated useful lives, which range from thirty-one to forty years.  Building improvements are depreciated using the straight-line method over the then remaining lives of the buildings or their estimated useful lives, whichever is shorter.  Leasehold improvements are amortized using the straight-line method over the remaining lives of the leases or their estimated useful lives, whichever is shorter.  The lives of the respective leases range between five and twenty years.  Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years.

Bank-owned Life Insurance

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers.  Bank-owned life insurance is recorded at the lower of its cash surrender value or the amount that can be realized.

Restricted Stock

The Bank is a member of and owns stock in the Federal Home Loan Bank of New York (“FHLB of New York”) and the Federal Reserve Bank of New York (“FRB”).  The FHLB of New York requires member banks to own stock, the amount of which is based on membership and the level of FHLB of New York advances.  The stocks are carried at cost, classified as restricted stock and periodically evaluated for impairment based on the prospects for the ultimate recovery of cost.  Cash dividends, if any, are reported as income.

Long-term Assets

Premises and equipment, intangible assets, and other long-term assets, if any, are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments

Financial instruments include off balance sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit.  The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded or drawn down.

Checking Deposits

Each of the Bank’s commercial checking accounts has a related noninterest-bearing sweep account.  The sole purpose of the sweep accounts is to reduce the reserve balances that the Bank is required to maintain with the FRB, and thereby increase funds available for investment.  Although the sweep accounts are classified as savings accounts for regulatory purposes, they are included in checking deposits in the accompanying consolidated balance sheets.

Income Taxes

A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year.  A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards.  The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.  The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law.  The effects of future changes in tax laws or rates are not considered.  The Corporation recognizes interest and/or penalties related to income tax matters in noninterest income or noninterest expense as appropriate.

Retirement Plans

Pension expense is the sum of service cost, interest cost and amortization of prior service costs and actuarial gains and losses, net of the expected return on plan assets.  Employee 401(k) plan expense is equal to the amount of matching contributions.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Stockholders’ Equity

On July 20, 2010, the Corporation sold 1,437,500 shares of its common stock in an underwritten public offering at a price of $24 per share.  The net proceeds of the offering, after the underwriting discount and offering expenses paid by the Corporation, were $32,362,000.

Earnings Per Share.  Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and restricted stock units (“RSUs”) were converted into shares of common stock that then shared in the earnings of the Corporation.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive stock options and RSUs.  There were 95,119, 44,594 and 64,300 anti-dilutive stock options at December 31, 2011, 2010 and 2009, respectively, and no anti-dilutive RSUs.  Other than the stock options and RSUs described in Note J and the Rights described in Note I, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

Stock Repurchase Program.  Since 1988, the Corporation has had a stock repurchase program under which it is authorized to purchase shares of its own common stock in market or private transactions.  At December 31, 2011, and in accordance with prior approval by its Board of Directors, the Corporation was authorized to purchase 76,568 shares of stock.  Share repurchases are financed through available corporate cash.  The Corporation refrained from open market share repurchases in 2010 and 2011 in order to preserve and build capital in an uncertain economic climate.

Shares Tendered Upon the Exercise of Stock Options and Withheld Upon the Vesting of RSUs.  The amount shown for 2011 on the line captioned “Repurchase of common stock” in the Consolidated Statement of Changes in Stockholders’ Equity is comprised of 1,897 shares with a value of $49,000 tendered upon the exercise of stock options and 5,125 shares with a value of $136,000 withheld upon the conversion of RSUs.  The amount shown for 2010 represents 3,581 shares with a value of $91,000 withheld upon the conversion of RSUs.

Stock-based Compensation

The Corporation has a stock-based compensation plan as more fully described in Note J.  Compensation cost is recognized for stock options and RSUs issued to employees based on the grant date fair value of the award.  The cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Other comprehensive income for the Corporation consists of unrealized holding gains or losses on available-for-sale securities and changes in the funded status of the Bank’s defined benefit pension plan, both net of related income taxes.  Accumulated other comprehensive income is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income (loss) and the related tax effects are as follows:

	2011	2010	2009
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities:
Change arising during period	$34,989	$(6,049)	$7,606
Reclassification adjustment for gains included in net income	(138)	(1,719)	(1,428)
Net unrealized gains (losses) on available-for-sale securities	34,851	(7,768)	6,178
Tax effect	13,834	(3,083)	2,453
	21,017	(4,685)	3,725

Change in funded status of pension plan:
Unrecognized net gain (loss) arising during period	(3,461)	(978)	1,875
Amortization of prior service cost included in pension expense	23	23	23
Amortization of net actuarial loss included in pension expense	266	322	635
	(3,172)	(633)	2,533
Tax effect	(1,259)	(251)	1,005
	(1,913)	(382)	1,528

Other comprehensive income (loss)	$19,104	$(5,067)	$5,253

The following sets forth the components of accumulated other comprehensive income, net of tax:

	Balance 12/31/10	Current Period Change	Balance 12/31/11
	(in thousands)
Unrealized holding gains on available-for-sale securities	$2,313	$21,017	$23,330
Unrealized actuarial losses and prior service costs on pension plan	(3,729)	(1,913)	(5,642)
Total accumulated other comprehensive income (loss)	$(1,416)	$19,104	$17,688

Embedded Derivative Instruments

Under generally accepted accounting principles, changes in the fair value of embedded derivative instruments with economic characteristics and risks that are clearly and closely related to the economic characteristics and risks of the related host contracts are not recognized in earnings in the period of change.  Generally, all other embedded derivative instruments, unless they are embedded in contracts that are re-measured at fair value with changes in fair value reported in earnings as they occur, are accounted for as fair value hedges, cash flow hedges, foreign currency hedges or non-hedging instruments.

Operating Segments

While senior management monitors the revenue streams of the Bank’s various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis.  Accordingly, all of the financial operations of the Bank are considered by senior management to be aggregated in one reportable operating segment.

Investment Management Division

Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements.  The Investment Management Division records fees on the accrual basis.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU requires significantly more disclosure about credit quality in a financial institution’s portfolio and the allowance for credit losses.  The required disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The required disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of ASU 2010-20 resulted in various disclosures included in “Note C – Loans” to the Corporation’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in ASU 2011-02 provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  ASU 2011-02 also implements the disclosure requirements regarding troubled debt restructurings set forth in ASU 2010-20.  ASU 2011-02 was effective for interim or annual periods beginning after June 15, 2011, and needed to be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 resulted in the disclosures regarding troubled debt restructurings included in “Note C - Loans” to the Corporation’s consolidated financial statements.

Impact of Not Yet Effective Accounting Standards

The pronouncements discussed in this section are not intended to be an all inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

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

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.”  The amendments in ASU 2011-05 give entities the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 should be applied retrospectively.  For public entities, the amendments are effective for and interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.  Management has not yet determined if it will utilize a single continuous statement or two separate statements to satisfy the requirements of this ASU.

In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public entities.  For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.

NOTE B – INVESTMENT SECURITIES

The following table sets forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2011 and 2010.

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$43,091	$2,906	$-	$45,997
Pass-through mortgage securities	6,851	551	-	7,402
Collateralized mortgage obligations	12,143	535	-	12,678
	$62,085	$3,992	$-	$66,077
Available-for-Sale Securities:
U.S. government agencies	$5,000	$113	$-	$5,113
State and municipals	292,662	20,580	(47)	313,195
Pass-through mortgage securities	68,060	5,726	-	73,786
Collateralized mortgage obligations	489,546	12,933	(617)	501,862
	$855,268	$39,352	$(664)	$893,956

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$49,294	$1,632	$(132)	$50,794
Pass-through mortgage securities	11,025	638	-	11,663
Collateralized mortgage obligations	26,259	1,044	-	27,303
	$86,578	$3,314	$(132)	$89,760
Available-for-Sale Securities:
U.S. government agencies	$5,000	$155	$-	$5,155
State and municipals	221,832	1,793	(8,013)	215,612
Pass-through mortgage securities	76,036	4,470	(35)	80,471
Collateralized mortgage obligations	346,410	6,796	(1,329)	351,877
	$649,278	$13,214	$(9,377)	$653,115

At December 31, 2011 and 2010, investment securities with a carrying value of $290,658,000 and $258,404,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2011 and 2010, presented by length of time the securities have been in a continuous unrealized loss position.

	2011
	Less than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$6,176	$(47)	$6,176	$(47)
Collateralized mortgage obligations	66,357	(617)	66,357	(617)
Total temporarily impaired	$72,533	$(664)	$72,533	$(664)

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$145,559	$(8,106)	$508	$(39)	$146,067	$(8,145)
Pass-through mortgage securities	7,451	(35)	-	-	7,451	(35)
Collateralized mortgage obligations	68,778	(1,329)	-	-	68,778	(1,329)
Total temporarily impaired	$221,788	$(9,470)	$508	$(39)	$222,296	$(9,509)

Because the unrealized losses reflected in the preceding tables are attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	2011	2010	2009
	(in thousands)
Proceeds	$4,610	$78,504	$50,697

Gains	$138	$1,885	$1,428
Losses	-	(166)	-
Net gains	$138	$1,719	$1,428

The tax provision related to these net realized gains was $55,000, $682,000 and $567,000 in 2011, 2010 and 2009, respectively.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the investment securities portfolio at December 31, 2011.  State and municipal securities are included in the table at the earlier of their stated maturity or, if applicable, their pre-refunded date.  The mortgage-backed securities shown in the table are expected to have substantial periodic repayments.

	Amortized Cost	Fair Value
Held-to-Maturity Securities	(in thousands)
Within one year	$2,296	$2,317
One to five years	10,919	11,594
Five to ten years	25,304	27,184
Beyond ten years	4,572	4,902
Mortgage-backed securities	18,994	20,080
	$62,085	$66,077
Available-for-Sale Securities
Within one year	$2,002	$2,021
One to five years	8,219	8,577
Five to ten years	28,466	30,055
Beyond ten years	258,975	277,655
Mortgage-backed securities	557,606	575,648
	$855,268	$893,956

NOTE C – LOANS

The following tables set forth by portfolio segment as of December 31, 2011, 2010 and 2009: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  They also set forth by portfolio segment the activity in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009.  Construction and land development loans, if any, are included with commercial mortgages in the following tables.

	Commercial & Industrial	Commercial Mortgages	Residential Mortgages	Home Equity	Other	Total
	(in thousands)
	2011
Loans:
Individually evaluated for impairment	$12	$3,949	$4,399	$1,124	$-	$9,484
Collectively evaluated for impairment	42,560	455,926	368,078	102,389	4,596	973,549
	$42,572	$459,875	$372,477	$103,513	$4,596	$983,033
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$357	$676	$-	$-	$1,034
Collectively evaluated for impairment	698	8,712	4,552	1,415	161	15,538
	$699	$9,069	$5,228	$1,415	$161	$16,572
Activity in allowance for loan losses:
Beginning balance	$803	$7,680	$4,059	$1,415	$57	$14,014
Chargeoffs	-	1,490	8	100	36	1,634
Recoveries	115	9	1	-	6	131
Provision for loan losses (credit)	(219)	2,870	1,176	100	134	4,061
Ending balance	$699	$9,069	$5,228	$1,415	$161	$16,572

	2010
Loans:
Individually evaluated for impairment	$27	$2,314	$945	$-	$-	$3,286
Collectively evaluated for impairment	39,028	414,632	333,823	103,829	5,790	897,102
	$39,055	$416,946	$334,768	$103,829	$5,790	$900,388
Allocation of allowance for loan losses:
Individually evaluated for impairment	$27	$870	$-	$-	$-	$897
Collectively evaluated for impairment	776	6,810	4,059	1,415	57	13,117
	$803	$7,680	$4,059	$1,415	$57	$14,014
Activity in allowance for loan losses:
Beginning balance	$971	$5,975	$2,242	$1,102	$56	$10,346
Chargeoffs	-	325	-	22	30	377
Recoveries	46	-	-	-	26	72
Provision for loan losses (credit)	(214)	2,030	1,817	335	5	3,973
Ending balance	$803	$7,680	$4,059	$1,415	$57	$14,014

	2009
Loans:
Individually evaluated for impairment	$45	$-	$352	$80	$-	$477
Collectively evaluated for impairment	48,846	412,731	248,536	108,930	5,763	824,806
	$48,891	$412,731	$248,888	$109,010	$5,763	$825,283
Allocation of allowance for loan losses:
Individually evaluated for impairment	$45	$-	$-	$-	$-	$45
Collectively evaluated for impairment	926	5,975	2,242	1,102	56	10,301
	$971	$5,975	$2,242	$1,102	$56	$10,346
Activity in allowance for loan losses:
Beginning balance	$933	$3,111	$1,227	$706	$99	$6,076
Chargeoffs	162	-	-	-	13	175
Recoveries	148	-	-	-	12	160
Provision for loan losses (credit)	52	2,864	1,015	396	(42)	4,285
Ending balance	$971	$5,975	$2,242	$1,102	$56	$10,346

The following table sets forth information regarding individually impaired loans by class of loans for the years ended December 31, 2011, 2010 and 2009, including the interest income recognized while the loans were impaired.

	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial mortgages:
Multifamily	$740	$740	$-	$743	$-
Other	39	39	-	40	32
Residential mortgages	174	174	-	174	1
Home equity	1,124	1,124	-	1,126	3

With an allowance recorded:
Commercial and industrial	12	12	1	20	2
Commercial mortgages:
Multifamily	1,393	1,393	312	1,419	-
Other	1,777	1,777	45	1,777	5
Residential mortgages	4,225	4,225	676	4,244	140

Total:
Commercial and industrial	12	12	1	20	2
Commercial mortgages:
Multifamily	2,133	2,133	312	2,162	-
Other	1,816	1,816	45	1,817	37
Residential mortgages	4,399	4,399	676	4,418	141
Home equity	1,124	1,124	-	1,126	3
	$9,484	$9,484	$1,034	$9,543	$183

	2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Multifamily commercial mortgages	$447	$447	$-	$451	$20
Residential mortgages	945	945	-	945	22

With an allowance recorded:
Commercial and industrial	27	27	27	31	2
Multifamily commercial mortgages	1,867	1,867	870	1,867	99

Total:
Commercial and industrial	27	27	27	31	2
Multifamily commercial mortgages	2,314	2,314	870	2,318	119
Residential mortgages	945	945	-	945	22
	$3,286	$3,286	$897	$3,294	$143

	2009
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Residential mortgages	$352	$352	$-	$353	$21
Home equity	80	80	-	80	1

With an allowance recorded:
Commercial and industrial	45	45	45	45	-

Total:
Commercial and industrial	45	45	45	45	-
Residential mortgages	352	352	-	353	21
Home equity	80	80	-	80	1
	$477	$477	$45	$478	$22

Interest income recorded by the Corporation during 2011, 2010 and 2009 on loans considered to be impaired was generally recognized using the accrual method of accounting.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.

Nonaccrual Loans.  The following table presents the recorded investment in nonaccrual loans by class of loans as of December 31, 2011 and 2010.

	2011	2010
	(in thousands)
Multifamily commercial mortgages	$1,393	$2,314
Residential mortgages	768	622
Home equity	1,050	-
	$3,211	$2,936

Aging of Loans.  The following table presents the aging of the recorded investment in loans as of December 31, 2011 and 2010 by class of loans.

	2011
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$42,572	$42,572
Commercial mortgages:
Multifamily	-	-	-	1,393	1,393	227,900	229,293
Owner-occupied	-	-	-	-	-	89,953	89,953
Other	-	-	-	-	-	140,629	140,629
Residential mortgages	649	-	-	768	1,417	371,060	372,477
Home equity	88	-	-	1,050	1,138	102,375	103,513
Other	3	-	-	-	3	4,593	4,596
	$740	$-	$-	$3,211	$3,951	$979,082	$983,033

	2010
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$39,055	$39,055
Commercial mortgages:
Multifamily	-	-	-	2,314	2,314	205,785	208,099
Owner-occupied	-	-	-	-	-	83,386	83,386
Other	-	-	-	-	-	125,461	125,461
Residential mortgages	491	839	-	622	1,952	332,816	334,768
Home equity	328	-	-	-	328	103,501	103,829
Consumer	2	-	-	-	2	5,788	5,790
	$821	$839	$-	$2,936	$4,596	$895,792	$900,388

Troubled Debt Restructurings.  A restructuring constitutes a troubled debt restructuring when the restructuring includes a concession by the Bank and the borrower is experiencing financial difficulty.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  The Bank performs the evaluation under its internal underwriting policy.

For the year ended December 31, 2011, the Bank modified certain loans in troubled debt restructurings.  The modifications included one or a combination of the following:  (1) interest rate changes; (2) interest only periods; and (3) maturity date extensions.  In some cases the new interest rate was lower than the current market rate for new debt with similar risk.  Modifications involving interest rate changes were for periods ranging from 31 months to 9.5 years with pre-modification interest rates ranging from 5.99% to 6.00% and post modification interest rates ranging from 4.00% to 4.63%.  One modification involved extending the maturity date by 23 months.

At December 31, 2011 and 2010, the Bank had an allowance for loan losses of $855,000 and $27,000, respectively, allocated to specific troubled debt restructurings.  The Company had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

The following table presents information about loans modified in troubled debt restructurings during the year ended December 31, 2011.

	For the Year Ended December 31, 2011
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(dollars in thousands)
Loans modified during 2011:
Multifamily commercial mortgages	2	$1,420	$1,420
Other commercial mortgages	1	40	40
Residential mortgages	2	1,393	1,393
	5	$2,853	$2,853

The troubled debt restructurings described in the above table resulted in a $564,000 provision for loan losses during 2011.  There were no chargeoffs related to these loans.

There are no troubled debt restructurings for which there was a payment default during 2011 that were modified during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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
8
Special Mention - The borrower has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date.  Special mention assets are not adversely classified and do not expose the Bank to risk sufficient to warrant adverse classification.

9
Substandard - Loans are inadequately protected by the current sound worth and paying capacity of the borrower or the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

10
Doubtful - Loans have all the inherent weaknesses of those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Risk ratings are initially assigned by the lending officer together with any necessary approval authority.  The ratings are periodically assessed through borrower contact, independent loan review, the analysis of the allowance for loan losses and delinquency trends.  Commercial and industrial loans and commercial mortgage loans with balances in excess of $750,000 are generally reviewed no less often than annually.  Other loans are reviewed periodically, the frequency of which is determined by the Bank’s ongoing assessments of the borrower’s condition.

The recorded investment in commercial and industrial loans and commercial real estate loans by class of loans and credit quality indicator at December 31, 2011 and 2010, is as follows:

2011
Internally
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$4,911	$-	$-	$-	$-
3 - 4	3,720	-	-	1,986	1,986
5 - 6	33,604	222,136	82,870	130,476	435,482
7	325	5,024	1,018	4,699	10,741
8	-	-	537	1,652	2,189
9	12	2,133	5,528	1,816	9,477
10	-	-	-	-	-
	$42,572	$229,293	$89,953	$140,629	$459,875

2010
Internally
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$6,678	$-	$-	$-	$-
3 - 4	410	-	-	-	-
5 - 6	30,485	202,196	69,781	121,691	393,668
7	910	3,534	6,202	3,323	13,059
8	-	502	3,813	-	4,315
9	572	1,867	3,590	447	5,904
10	-	-	-	-	-
	$39,055	$208,099	$83,386	$125,461	$416,946

Residential mortgage loans, home equity loans and other consumer loans are risk rated utilizing a three point rating system.  Loans in these categories that are on management’s watch list or have been criticized or classified by management are assigned the highest risk rating.  All other loans are risk rated based on Fair Isaac Corporation (“FICO”) scores.  A FICO score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required.  FICO scores for each borrower are updated at least annually.  The risk ratings are defined as follows:

Internally Assigned Risk Rating	Basis For Risk Rating
1	FICO score is equal to or greater than 680.
2	FICO score is 635 to 679.
3	FICO score is below 635 or the loan is on management’s watch list or has been criticized or classified by management.

At December 31, 2011 and 2010, and based on the most recent FICO score obtained by the Corporation, the recorded investment in residential mortgages, home equity loans, and other consumer loans by credit quality indicator is as follows:

2011
Internally Assigned Risk Rating	Residential Mortgages	Home Equity	Other
	(in thousands)
1	$335,839	$85,744	$3,600
2	18,823	9,809	612
3	17,815	7,960	128
Not Rated	-	-	256
	$372,477	$103,513	$4,596

2010

Internally Assigned Risk Rating	Residential Mortgages	Home Equity	Other
	(in thousands)
1	$290,820	$81,987	$1,489
2	26,095	11,276	3,505
3	17,853	10,566	382
Not Rated	-	-	414
	$334,768	$103,829	$5,790

Non-rated loans in the above tables represent transaction account overdrafts.

Loans to Directors and Executive Officers.  Certain directors, including their immediate families and companies in which they are principal owners, and executive officers were loan customers of the Bank during 2011 and 2010.  The aggregate amount of these loans was $1,537,000 and $1,826,000 at December 31, 2011 and 2010, respectively.  During 2011, $59,000 of new loans to such persons were made representing advances on existing lines.  Repayments totaled $348,000 in 2011.  There were no loans to directors or executive officers that were nonaccruing at December 31, 2011 or 2010.

NOTE D – PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	December 31,
	2011	2010
	(in thousands)
Land	$4,445	$4,335
Buildings and improvements	14,259	12,344
Leasehold improvements	6,905	6,538
Furniture and equipment	20,366	18,754
Construction in process	555	925
	46,530	42,896
Accumulated depreciation and amortization	(24,721)	(22,053)
	$21,809	$20,843

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits.

	Amount
	Less than $100,000	$100,000 or More	Total
	(in thousands)
2012	$36,571	$94,059	$130,630
2013	9,942	10,908	20,850
2014	11,436	13,101	24,537
2015	16,204	20,428	36,632
2016	22,318	36,195	58,513
Thereafter	180	-	180
	$96,651	$174,691	$271,342

The aggregate amount of deposit account overdrafts included in other loans on the consolidated balance sheet was $256,000 and $414,000 at December 31, 2011 and 2010, respectively.

Deposits from executive officers, directors and their affiliates at December 31, 2011 and 2010 were approximately $8.4 million and $6.8 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds at December 31, 2011 and 2010.

	December 31,
	2011	2010
Short-term borrowings:	(in thousands)
Securities sold under repurchase agreements	$12,227	$14,090
Federal Home Loan Bank advances	90,000	47,500
	102,227	61,590
Long-term debt:
Securities sold under repurchase agreements	115,000	127,000
Federal Home Loan Bank advances	92,500	65,000
	207,500	192,000
	$309,727	$253,590

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the Consolidated Balance Sheets, and amounted to $790,000 and $777,000 at December 31, 2011 and 2010, respectively.

Securities Sold Under Repurchase Agreements.  Securities sold under repurchase agreements are financing arrangements with remaining contractual maturities between one day and seven years and are collateralized by municipal and mortgage-backed securities.  With the exception of those repurchase agreements with embedded interest rate caps as described hereinafter, securities sold under repurchase agreements have fixed rates of interest.  At maturity, the securities underlying the agreements will be returned to the Bank.  The following table sets forth information concerning securities sold under repurchase agreements.

	2011	2010
	(dollars in thousands)
Average daily balance during the year	$130,555	$141,173
Average interest rate during the year	4.01%	3.91%
Maximum month-end balance during the year	$140,459	$142,639
Weighted average interest rate at year-end	4.00%	3.86%

The agreements are collateralized by securities with a carrying value of approximately $129 million at December 31, 2011.

The following table sets forth as of December 31, 2011 the contractual maturities and weighted average interest rates of securities sold under repurchase agreements for each of the next five years and the period thereafter.

Contractual Maturity	Amount	Weighted Average Rate
(dollars in thousands)
Overnight	$12,227	.24%

2012	50,000	4.47
2013	10,000	4.19
2015	20,000	4.15
After 2016	35,000	4.49
	115,000	4.39
	$127,227	4.00%

The repurchase agreements maturing in 2015 and thereafter are callable beginning in 2012.  $75 million of the repurchase agreements have embedded interest rate caps with a notional amount of $115 million and a weighted average LIBOR strike rate of 4.39%.  The interest rate on the repurchase agreements will, as a result of the embedded caps, be reduced on a quarterly basis by the excess, if any, of 3 month LIBOR at the beginning of the quarter over the strike rate on the cap.  However, the interest rate on the repurchase agreements can never go below zero.  Since the economic characteristics and risks of the embedded caps are clearly and closely related to the economic characteristics and risks of the repurchase agreements, changes in the fair value of the caps are not recognized in earnings in the period of change.

Because the Bank’s loans and investment securities generally reprice slower than its interest-bearing liabilities, an immediate increase in interest rates uniformly across the yield curve should initially have a negative impact on net interest income.  Should this occur, the embedded interest rate caps may offset a portion of the negative impact.

Federal Home Loan Bank Advances.  FHLB advances were collateralized by $329 million and $232 million of residential mortgage under a blanket lien arrangement at December 31, 2011 and 2010, respectively.  Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.  The following table sets forth information concerning FHLB advances.

	December 31,
	2011	2010
	(dollars in thousands)
Average daily balance during the year	$95,759	$52,624
Average interest rate during the year	2.34%	2.33%
Maximum month-end balance during the year	$182,500	$112,500
Weighted average interest rate at year-end	1.47%	1.74%

The following table sets forth as of December 31, 2011 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.

		Weighted
		Average
Contractual Maturity	Amount	Rate
(dollars in thousands)
Overnight	$90,000	.31%

2012	10,000	2.24
2014	25,000	3.50
2015	30,000	2.23
2016	27,500	2.33
	92,500	2.61
	$182,500	1.47%

Other Borrowings.  The Bank had no other borrowings at December 31, 2011 or 2010.  In 2011 and 2010, the average balance of other borrowings amounted to $68,000 and $26,000, respectively, with average interest rates of .07% and .53%, respectively.  The funds were borrowed at the FRB discount window and from commercial banks.

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries with the exception of the REIT, file a consolidated federal income tax return.  Income taxes charged to earnings in 2011, 2010 and 2009 had effective tax rates of 20.3%, 22.6% and 18.8%, respectively.  The following table sets forth a reconciliation of the statutory Federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	3.1	2.9	1.1
Tax-exempt income, net of disallowed cost of funding	(16.9)	(14.6)	(16.6)
Other	0.1	0.3	0.3
	20.3%	22.6%	18.8%

Provision for Income Taxes.  The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
	2011	2010	2009
Current:	(in thousands)
Federal	$3,168	$4,772	$2,852
State and local	1,033	1,211	338
	4,201	5,983	3,190
Deferred:
Federal	636	(459)	(16)
State and local	107	(153)	(56)
	743	(612)	(72)
	$4,944	$5,371	$3,118

Net Deferred Tax Asset or Liability.  The following table sets forth the components of the Bank’s net deferred tax asset or liability.

	December 31,
	2011	2010
Deferred tax assets:	(in thousands)
Allowance for loan losses	$6,335	$5,478
Stock-based compensation	922	820
Supplemental executive retirement expense	18	10
Directors' retirement expense	75	80
Accrued rent expense	117	105
Other	30	19
	7,497	6,512
Valuation allowance	-	-
	7,497	6,512
Deferred tax liabilities:
Prepaid pension	2,318	2,213
Unrealized gains on available-for-sale securities	15,358	1,523
Depreciation	939	577
	18,615	4,313
Net deferred tax asset (liability)	$(11,118)	$2,199

The Corporation had no unrecognized tax benefits at December 31, 2011, 2010 and 2009. The Corporation does not expect the total amount of unrecognized tax benefits to increase significantly within the next twelve months.

The Corporation is subject to U.S. federal, New York State and New York City income taxes.  The Corporation’s federal and New York City income tax returns are subject to examination by the taxing authorities for years after 2007, while the Corporation’s New York State income tax returns are subject to examination for years after 2006.  New York State is currently examining the Corporation’s and FNY’s tax returns for calendar years 2007, 2008 and 2009.  New York City completed an examination of the Corporation’s tax returns for calendar years 2007 and 2008 and proposed no changes to the returns.  The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2009, 2010 and 2011.

NOTE H – REGULATORY MATTERS

Minimum Regulatory Capital Requirements.  The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank.  Under capital adequacy requirements and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets.  Tier 1 capital, risk weighted assets and average assets are as defined by regulation.  The required minimums for the Corporation and Bank are set forth in the table that follows.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the table that follows.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 are also presented in the table.

	2011
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Consolidated	$182,069	21.56%	$67,554	8.00%	N/A	N/A
Bank	182,016	21.57	67,516	8.00	$84,395	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	171,439	20.30	33,777	4.00	N/A	N/A
Bank	171,393	20.31	33,758	4.00	50,637	6.00
Tier 1 Capital to Average Assets:
Consolidated	171,439	8.81	77,880	4.00	N/A	N/A
Bank	171,393	8.80	77,878	4.00	97,347	5.00

	2010
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Consolidated	$167,568	21.76%	$61,594	8.00%	N/A	N/A
Bank	167,746	21.82	61,504	8.00	$76,880	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	157,890	20.51	30,797	4.00	N/A	N/A
Bank	158,082	20.56	30,752	4.00	46,128	6.00
Tier 1 Capital to Average Assets:
Consolidated	157,890	9.37	67,395	4.00	N/A	N/A
Bank	158,082	9.38	67,393	4.00	84,241	5.00

Other Matters. The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above.  During 2012, the Bank could, without prior approval, declare dividends of approximately $28,501,000 plus any 2012 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances.  The Bank’s average reserve requirement for 2011 was approximately $9,518,000.

Under national banking laws and related statutes, the Bank is limited as to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations.  At December 31, 2011, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated $18,930,000.

NOTE I – SHAREHOLDER PROTECTION RIGHTS PLAN

On July 18, 2006, the Board of Directors of the Corporation (“Board”) unanimously determined to renew the Corporation’s Shareholder Protection Rights Plan and declared a distribution of one right (“Right”) for each share of the Corporation’s common stock (“Common Stock”) outstanding on August 1, 2006.

In the absence of an event of the type described below, the Rights will be evidenced by and trade with the Common Stock and will not be exercisable.  However, the Rights will separate from the Common Stock and become exercisable following the earlier of (1) the tenth business day, or such later date as the Board may decide, after any person or persons (collectively referred to as “person”) commences a tender offer that would result in such person holding a total of 20% or more of the outstanding Common Stock, or (2) ten business days after, or such earlier or later date as the Board may decide, the announcement by the Corporation that any person has acquired 20% or more of the outstanding Common Stock.

When separated from the Common Stock, each Right will entitle the holder to purchase one share of Common Stock for $75 (“Exercise Price”).  However, in the event that the Corporation has announced that any person has acquired 20% or more of the outstanding Common Stock, the Rights owned by that person will be automatically void and each other Right will automatically become a right to buy, for the Exercise Price, that number of shares of Common Stock having a market value of twice the Exercise Price.  Also, if any person acquires 20% or more of the outstanding Common Stock, the Board can require that, in lieu of exercise, each outstanding Right be exchanged for one share of Common Stock.

The Rights may be redeemed by action of the Board at a price of $.01 per Right at any time prior to announcement by the Corporation that any person has acquired 20% or more of the outstanding Common Stock.  The Exercise Price and the number of Rights outstanding are subject to adjustment to prevent dilution.  The Rights expire ten years from the date of their issuance.

NOTE J – STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans.  The Corporation’s 2006 Stock Compensation Plan (“2006 Plan”) was approved by its shareholders on April 18, 2006, as a successor to the 1996 Stock Option and Appreciation Rights Plan (“1996 Plan”).  The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 157,905 shares remain available for grant at December 31, 2011.  The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares.  Thus far under the 2006 Plan, the Corporation granted a combination of nonqualified stock options and RSUs.  Beginning January 2012, the Corporation plans to grant solely RSUs.  Under the terms of the 2006 Plan, stock options and stock appreciation rights cannot have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The terms and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee and be in compliance with the applicable provisions, if any, of the Internal Revenue Code.  Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded.  Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

The Corporation’s 1996 Plan permitted the granting of stock options, with or without stock appreciation rights attached, and stand alone stock appreciation rights to employees and non-employee directors for up to 1,080,000 shares of common stock.  The number of stock options and stock appreciation rights that could have been granted under the 1996 Plan to any one person in any one fiscal year was limited to 50,000.  Each option granted under the 1996 Plan was granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.  Options granted under the 1996 Plan on or before December 31, 2000, became exercisable in whole or in part commencing six months from the date of grant and ending ten years after the date of grant.  Options granted under the 1996 Plan in January 2005, became exercisable in whole or in part commencing ninety days from the date of grant and ending ten years after the date of grant.  By the terms of their grant, all other options under the 1996 Plan were granted with a three-year vesting period and a ten-year expiration date.  However, vesting was subject to acceleration in the event of a change in control, retirement, death, disability, and certain other limited circumstances.

Fair Value of Stock Option Awards. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  The fair values of awards made in 2011, 2010 and 2009, as well as the assumptions utilized in determining such values, are as follows:

	2011	2010	2009
Grant date fair value	$10.30	$9.13	$7.79
Expected volatility	45.83%	47.68%	47.08%
Expected dividends	3.03%	3.19%	3.21%
Expected term (in years)	7.16	6.82	6.82
Risk-free interest rate	1.93%	2.34%	1.52%

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $756,000, $647,000 and $681,000 in 2011, 2010 and 2009, respectively, and related income tax benefits of $300,000, $257,000 and $270,000, respectively.

Stock Option Activity.  On January 25, 2011, the Corporation’s Board of Directors granted 50,025 nonqualified stock options under the 2006 Plan and on April 1, 2011 granted an additional 500 nonqualified stock options.  The options were granted at prices equal to the fair market value of one share of the Corporation’s stock on the dates of grant.

A summary of options outstanding under the Corporation’s stock-based compensation plans as of December 31, 2011 and changes during the year then ended is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	476,095	$20.72
Granted	50,525	28.96
Exercised	(75,340)	16.98
Forfeited or expired	(1,776)	12.65
Outstanding at December 31, 2011	449,504	$22.31	5.24	$1,938
Exercisable at December 31, 2011	292,347	$21.15	3.94	$1,513

All options outstanding at December 31, 2011 are either fully vested or expected to vest.  The total intrinsic value of options exercised in 2011, 2010 and 2009 was $727,000, $477,000 and $556,000, respectively.

Restricted Stock Activity.  On January 25, 2011, the Corporation’s Board of Directors granted 15,620 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2013 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of RSUs granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s non-vested shares as of December 31, 2011, and changes during the year then ended is presented below.

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	33,271	$21.32
Granted	15,620	26.40
Vested	(16,319)	20.28
Forfeited	(2,549)	20.28
Nonvested at December 31, 2011	30,023	$24.62

The total fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009, was $430,000, $558,000 and $353,000, respectively.

Unrecognized Compensation Cost.  As of December 31, 2011, there was $1.3 million of total unrecognized compensation cost related to non-vested equity awards.  The cost is expected to be recognized over a weighted-average period of 2.70 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises in 2011, 2010 and 2009, was $1,279,000, $676,000 and $901,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises in 2011, 2010 and 2009, was $148,000, $11,000 and $66,000, respectively.

Other.  No cash was used to settle stock options in 2011, 2010 or 2009.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

NOTE K – RETIREMENT PLANS

The Bank has a 401(k) plan, defined benefit pension plan and supplemental executive retirement plan.  Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age.  Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code.  The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions.  Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank.  Matching contributions were $319,000, $306,000 and $325,000 for 2011, 2010 and 2009, respectively.

The provisions of the Bank’s defined benefit pension plan (“Pension Plan” or “Plan”) are governed by the rules and regulations contained in the Prototype Plan of the New York State Bankers Retirement System (“Retirement System”) and the Retirement System Adoption Agreement executed by the Bank.  The Retirement System is overseen by a Board of Trustees (“Trustees”) who meet quarterly and, among other things, set the investment policy guidelines.  For investment purposes, the Pension Plan’s contributions are pooled with the contributions of the other participants in the Retirement System.  Assets of the Pension Plan are invested in various debt and equity securities as set forth in this note under the captions “Plan Assets” and “Fair Value of Plan Assets.”  Employees are eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service.  Pension benefits are generally based on a percentage of average annual compensation during the period of creditable service.  The Banks makes annual contributions to the Pension Plan which, when taken together with participant contributions equal to 2% of their compensation, will be sufficient to fund these benefits.  The Bank’s funding method, the unit credit actuarial cost method, is consistent with the funding requirements of federal law and regulations.  Employees become fully vested after four years of participation in the Pension Plan (no vesting occurs during the four-year period).

Significant Actuarial Assumptions.  The following tables set forth the significant actuarial assumptions used to determine the benefit obligations at year-end 2011, 2010 and 2009 and the benefit cost for each of the Plan years then ended.

Weighted average assumptions used to determine the benefit obligation at year end	2011	2010	2009
Discount rate	5.23%	5.69%	5.89%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost	2011	2010	2009
Discount rate	5.69%	5.89%	6.00%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

	2011	2010	2009
	(in thousands)
Service cost, net of plan participant contributions	$1,227	$1,200	$1,074
Interest cost	1,336	1,190	1,103
Expected return on plan assets	(2,087)	(1,792)	(1,218)
Amortization of prior service cost	23	23	23
Amortization of net actuarial loss	266	322	635
Net pension cost	$765	$943	$1,617

The estimated prior service cost and net actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are $23,000 and $664,000, respectively.

Funded Status of the Plan.  The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.

	2011	2010	2009
Change in projected benefit obligation	(in thousands)
Projected benefit obligation at beginning of year	$23,772	$20,605	$18,744
Service cost before plan participant contributions	1,456	1,444	1,284
Expenses	(216)	(174)	(139)
Interest cost	1,336	1,190	1,103
Benefits paid	(832)	(746)	(646)
Assumption changes	1,460	563	277
Experience loss (gain) and other	(85)	890	(18)
Projected benefit obligation at end of year	26,891	23,772	20,605

Change in fair value of plan assets
Fair value of plan assets at beginning of year	29,640	24,307	16,030
Actual return on plan assets	1	2,267	3,352
Employer contributions	4,201	3,742	5,500
Plan participant contributions	229	244	210
Benefits paid	(832)	(746)	(646)
Expenses	(216)	(174)	(139)
Fair value of plan assets at end of year	33,023	29,640	24,307

Funded status at end of year	$6,132	$5,868	$3,702

Accumulated Benefit Obligation	$24,314	$21,620	$18,417

For the Plan year ending September 30, 2012, the Bank has no minimum required pension contribution and a maximum tax deductible contribution of $6,024,000.  The Bank expects to make a contribution within that range by December 31, 2012, but the amount of such contribution has not yet been determined.

The net actuarial loss and prior service cost included in accumulated other comprehensive income as of December 31 are as follows:

	2011	2010
	(in thousands)
Net actuarial loss	$9,294	$6,099
Prior service cost	63	86
	$9,357	$6,185

Plan Assets.  The Retirement System's overall investment strategy is to have approximately 97% of its investments for long-term growth and 3% for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers.  The target allocations for Plan assets are shown in the table that follows.

The weighted average expected long-term rate of return is estimated based on historical returns and adjusted to reflect future expectations.  Such adjustments are based on, among other things, forecasts by economists of long-term inflation and GDP growth, earnings growth and per capita income.  The following methodologies were used in determining the long-term rate of return:

•	Equity securities - dividend discount model, the smoothed earnings yield model and the equity risk premium model.
•	Fixed income securities - current yield-to-maturity and forecasts of future yields.
•	Other financial instruments – comparison of the specific investment’s risk to that of fixed income and equity instruments and using judgment.

The system currently prohibits its investment managers from purchasing any security greater than 5% of the portfolio value at the time of purchase or having greater than 8% of the market value of the assets invested in any one issuer.  The Plan is currently prohibited from investing in the following instruments:

•	Equity securities – short sales, unregistered securities and margin purchases.
•
Fixed income securities – mortgage backed derivatives that have an inverse floating rate coupon or that are interest only securities; any asset backed security that is not issued by the U.S. government, its agencies or its instrumentalities; securities of less than Baa2/BBB quality; and securities of less than A-quality that in the aggregate exceed 10% of the investment manager’s portfolio.

•	Other financial instruments – un-hedged currency exposure in countries not defined as “high income economies” by the World Bank.

At December 31, 2011, the System holds certain investments that are no longer deemed acceptable to acquire.  These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the System.

The following table sets forth the Plan asset allocations at December 31, 2011 and 2010, the target allocations and the expected long-term rate of return by asset category.

	Target	Percentage of Plan Assets at December 31,		Weighted Average Expected Long-term Rates
	Allocation	2011	2010	of Return
Cash equivalents	0% - 20%	10.6%	11.2%	<1.00%
Equity securities	40% - 60%	47.9%	48.2%	8.00 to 10.00%
Fixed income securities	40% - 60%	41.5%	40.6%	5.00 to 6.00%
Other financial instruments	0% - 5%	-	-	-
		100.0%	100.0%	7.00 to 8.00%

Fair Value of Plan Assets.  The fair value of the Plan assets at December 31, 2011 and 2010, by asset category, is summarized below.

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:	(in thousands)
Short term investment funds	$3,448	$-	$3,448	$-
Foreign currencies	57	57	-	-
Total cash equivalents	3,505	57	3,448	-
Equities:
U.S. large cap	9,844	9,844	-	-
U.S. mid cap	1,339	1,339	-	-
U.S. small cap	31	31	-	-
International	4,609	4,609	-	-
Total equities	15,823	15,823	-	-
Fixed income securities:
Corporate bonds:
Rated A or higher by S&P	1,371	-	1,371	-
Rated below A by S&P	1,605	-	1,605	-
Government issues	7,492	-	7,492	-
Collateralized mortgage obligations:
Rated A or higher by S&P	2,978	-	2,978	-
Rated below A by S&P	249	-	249	-
Total fixed income securities	13,695	-	13,695	-
Total Plan Assets	$33,023	$15,880	$17,143	$-

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:	(in thousands)
Short term investment funds	$3,265	$-	$3,265	$-
Foreign currencies	64	64	-	-
Total cash equivalents	3,329	64	3,265	-
Equities:
U.S. large cap	8,265	8,265	-	-
U.S. mid cap	844	844	-	-
U.S. small cap	62	62	-	-
International	5,126	5,126	-	-
Total equities	14,297	14,297	-	-
Fixed income securities:
Corporate bonds:
Rated A or higher by S&P	1,617	-	1,617	-
Rated below A by S&P	1,135	-	1,135	-
Government issues	8,617	-	8,617	-
Collateralized mortgage obligations:
Rated A or higher by S&P	445	-	445	-
Rated below A by S&P	200	-	200	-
Total fixed income securities	12,014	-	12,014	-
Total Plan Assets	$29,640	$14,361	$15,279	$-

The definition of Level 1, 2 and 3 fair value measurements is included in Note N to these consolidated financial statements.

At December 31, 2011 and 2010, the Plan’s short-term investment funds amounted to approximately 10% and 11%, respectively, of the Plans total assets and represented investments in the State Street Bank & Trust Company Short Term Investment Fund.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year	Amount
(in thousands)
2012	$1,200
2013	1,389
2014	1,518
2015	1,649
2016	1,800
2017-2021	10,544

The Bank’s Supplemental Executive Retirement Plan (“SERP”) currently covers the Bank’s CEO.  The benefit under the SERP is equal to the additional amount that the CEO would be entitled to under the Pension and 401(k) plans in the absence of Internal Revenue Code limitations.  SERP expense was $151,000, $126,000 and $74,000 in 2011, 2010 and 2009, respectively.

NOTE L – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows:

	2011	2010	2009
	(in thousands)
Computer services	$1,891	$1,728	$1,507
FDIC assessment	1,104	1,909	2,188

NOTE M – COMMITMENTS AND CONTINGENT LIABILITIES

Financial Instruments With Off-Balance-Sheet Risk.  The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual notional amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit and generally uses the same credit policies for letters of credit as it does for on-balance-sheet instruments.  At December 31, 2011 and 2010, financial instruments whose contract amounts represent credit risk are as follows:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to extend credit	$14,479	$123,877	$22,715	$119,182
Standby letters of credit	4,334	-	4,483	-
Commercial letters of credit	63	-	314	-

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused home equity lines comprise a substantial portion of the Bank’s variable rate loan commitments.  Since some of the commitments to extend credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements.  Home equity lines generally expire ten years from their date of origination, other real estate loan commitments generally expire within 60 days and commercial loan commitments generally expire within one year.  At December 31, 2011, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.00% to 4.00% and maturities ranging from 5 years to 30 years.  The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, deposit accounts with the Bank or other financial institutions and securities.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party.  The Bank's standby letters of credit extend through January 2013.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  The extent of collateral held for these commitments at December 31, 2011 varied from 0% to 100% and averaged 84%.  Standby letters of credit are considered financial guarantees and are recorded at fair value.

Commercial letters of credit are conditional commitments issued by the Bank to assure the payment by a customer to a supplier.  The credit risk involved in issuing commercial letters of credit is the same as that discussed in the preceding paragraph for standby letters of credit.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  Collateral held for these commitments at December 31, 2011 was not significant.  The commercial letters of credit outstanding at December 31, 2011 extend through February 2012.

Employment Contracts.  Currently, all of the Bank’s executive officers have employment contracts with the Corporation under which they are entitled to severance compensation in the event of an involuntary termination of employment or resignation of employment following a change in control.  The terms of these contracts currently range from eighteen months to three years and, unless the Corporation gives written notice of non-extension within the time frames set forth in the contracts, are automatically extended at the expiration of each year for an additional period of one year, thus resulting in new terms of between eighteen months and three years.  The current aggregate annual salaries provided for in these contracts is approximately $1,624,000.

Lease Commitments. At December 31, 2011, minimum annual rental commitments under non-cancelable operating leases are as follows:

Year	Amount
(in thousands)
2012	$1,466
2013	1,137
2014	946
2015	809
2016	662
Thereafter	3,051
$8,071

The Bank has various renewal options on the above leases.  Rent expense, including amounts paid for real estate taxes and common area maintenance, was $1,515,000, $1,431,000 and $1,307,000 in 2011, 2010 and 2009, respectively.

Related Party Leases.  Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank.  The leases, which expire on October 31, 2012 and December 31, 2019, provide for base rents for the year ending December 31, 2012, of $33,972 and $33,014, respectively.  In addition to base rent, the Bank is responsible for its proportionate share of the real estate taxes on one of the leased properties.  The Corporation believes that the foregoing is comparable to the rents that would be charged by an unrelated third party.

Litigation.  The Corporation is a named defendant in several legal actions incidental to the business.  For some of these actions management believes that there is a reasonable possibility that the Corporation will sustain a financial loss, while for others management believes it is probable that the Corporation will sustain a financial loss.  Probable losses have been accrued by a charge to earnings.  Management believes that none of the possible or probable losses are material to the Corporation’s financial condition or results of operations.

NOTE N – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Recorded at Fair Value.  When measuring fair value, the Corporation uses a fair value hierarchy, which is designed to maximize the use of observable inputs and minimize the use of unobservable inputs.  The hierarchy involves three levels of inputs that may be used to measure fair value:

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  The Corporation makes adjustments for estimated holding costs and costs to sell.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The fair value of the loan held for sale in 2010 was determined using indications of interest from several potential buyers.

The fair values of the Corporation’s available-for-sale securities are summarized below.

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,113	$-	$5,113	$-
State and municipals	313,195	-	313,195	-
Pass-through mortgage securities	73,786	-	73,786	-
Collateralized mortgage obligations	501,862	-	501,862	-
	$893,956	$-	$893,956	$-

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,155	$-	$5,155	$-
State and municipals	215,612	-	215,612	-
Pass-through mortgage securities	80,471	-	80,471	-
Collateralized mortgage obligations	351,877	-	351,877	-
	$653,115	$-	$653,115	$-

The Corporation’s assets measured at fair value on a nonrecurring basis are summarized below.

Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(in thousands)
Impaired loans	$1,312	$-	$-	$1,312

Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(in thousands)
Loan held for sale	$1,000	$-	$1,000	$-

Impaired loans at December 31, 2011, which are measured for impairment using the fair value of the collateral, had a principal balance of $1,651,000 and a valuation allowance of $339,000 resulting in an addition provision for loan losses of $339,000 during 2011.  The loan held for sale at December 31, 2010 included one loan with cost basis of $1,300,000 and a related valuation allowance of $300,000.  The valuation allowance was established in 2010 through a charge to other noninterest income.  The loan was nonaccruing and carried at fair value.

Financial Instruments Not Recorded at Fair Value.  Fair value estimates are made at a specific point in time.  Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information.  Changes in assumptions could significantly affect the estimates.  In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.  The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2011 and 2010.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:	(in thousands)
Cash and cash equivalents	$29,495	$29,495	$18,420	$18,420
Held-to-maturity securities	62,085	66,077	86,578	89,760
Loans	967,975	989,785	888,945	898,779
Restricted stock	12,284	12,284	8,155	8,155
Accrued interest receivable	9,022	9,022	7,875	7,875

Financial Liabilities:
Checking deposits	435,517	435,517	386,797	386,797
Savings, NOW and money market deposits	796,009	796,009	637,975	637,975
Time deposits	271,342	280,791	268,166	274,460
Short-term borrowings	102,227	102,227	61,590	61,590
Long-term debt	207,500	223,731	192,000	205,718
Accrued interest payable	4,198	4,198	3,027	3,027

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

Restricted stock.  The recorded book value of Federal Home Loan Bank stock and Federal Reserve Bank stock is its fair value because the stock is redeemable at cost.

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

Off-balance-sheet Items.  The fair value of off-balance sheet items is not considered to be material.

NOTE O – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS	December 31,
	2011	2010
Assets:	(in thousands)
Cash and due from banks	$685	$630
Investment in subsidiary bank, at equity	189,300	156,886
Prepaid income taxes	461	273
Deferred income tax benefits	922	820
Other assets	1	1
	$191,369	$158,610
Liabilities:
Cash dividends payable	$2,022	$1,916

Stockholders' equity:
Common stock	879	871
Surplus	37,507	35,526
Retained earnings	133,273	121,713
	171,659	158,110
Accumulated other comprehensive income (loss) net of tax	17,688	(1,416)
	189,347	156,694
	$191,369	$158,610

CONDENSED STATEMENTS OF INCOME	Year ended December 31,
	2011	2010	2009
Income:	(in thousands)
Dividends from subsidiary bank	$6,790	$3,750	$4,000
Interest on deposits with subsidiary bank	1	7	26
	6,791	3,757	4,026
Expenses:
Salaries	756	647	681
Other operating expenses	313	268	269
	1,069	915	950

Income before income taxes	5,722	2,842	3,076
Income tax benefit	(424)	(360)	(367)
Income before undistributed earnings of subsidiary bank	6,146	3,202	3,443
Equity in undistributed earnings	13,311	15,190	10,020
Net income	$19,457	$18,392	$13,463

Comprehensive Income	$38,561	$13,325	$18,716

CONDENSED STATEMENTS OF CASH FLOWS	Year ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:	(in thousands)
Net income	$19,457	$18,392	$13,463
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(13,311)	(15,190)	(10,020)
Deferred income tax credit	(102)	(127)	(270)
Stock-based compensation expense	756	647	681
Increase in prepaid income taxes	(188)	(110)	(26)
Decrease in other assets	-	1	-
Net cash provided by operating activities	6,612	3,613	3,828

Cash Flows From Investing Activities:
Contribution of capital to subsidiary bank	-	(32,200)	-
Net cash used in investing activities	-	(32,200)	-

Cash Flows From Financing Activities:
Repurchase and retirement of common stock	(185)	(91)	(957)
Proceeds from exercise of stock options	1,279	676	901
Tax benefit of stock options	139	39	66
Proceeds from issuance of common stock	-	32,362	-
Cash dividends paid	(7,790)	(6,253)	(5,329)
Net cash provided by (used in) financing activities	(6,557)	26,733	(5,319)
Net increase (decrease) in cash and cash equivalents*	55	(1,854)	(1,491)
Cash and cash equivalents, beginning of year	630	2,484	3,975
Cash and cash equivalents, end of year	$685	$630	$2,484

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$2,022	$1,916	$1,443

*Cash and cash equivalents is defined as cash and due from banks and includes the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE P – QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011	(in thousands, except per share data)
Interest income	$18,404	$18,686	$19,587	$19,635	$76,312
Interest expense	4,129	4,306	4,566	4,566	17,567
Net interest income	14,275	14,380	15,021	15,069	58,745
Provision for loan losses	854	1,029	754	1,424	4,061
Noninterest income before net securities gains	1,538	1,622	1,569	1,559	6,288
Net gains on sales of securities	122	-	-	16	138
Noninterest expense	9,067	9,136	9,040	9,466	36,709
Income before income taxes	6,014	5,837	6,796	5,754	24,401
Income taxes	1,244	1,164	1,510	1,026	4,944
Net income	4,770	4,673	5,286	4,728	19,457
Earnings per share:
Basic	.55	.53	.60	.54	2.22
Diluted	.54	.53	.60	.53	2.20
Comprehensive income	9,568	10,806	13,054	5,133	38,561

2010
Interest income	$18,346	$17,852	$18,003	$18,202	$72,403
Interest expense	4,714	4,057	3,949	4,054	16,774
Net interest income	13,632	13,795	14,054	14,148	55,629
Provision for loan losses	778	820	825	1,550	3,973
Noninterest income before net securities gains	1,592	1,561	1,778	1,283	6,214
Net gains on sales of securities	566	1,153	-	-	1,719
Noninterest expense	8,977	8,955	8,945	8,949	35,826
Income before income taxes	6,035	6,734	6,062	4,932	23,763
Income taxes	1,430	1,716	1,357	868	5,371
Net income	4,605	5,018	4,705	4,064	18,392
Earnings per share:
Basic	.64	.69	.56	.47	2.36
Diluted	.63	.68	.55	.46	2.32
Comprehensive income (loss)	5,966	7,682	8,038	(8,361)	13,325

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The First of Long Island Corporation

Glen Head, New York

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  We also have audited The First of Long Island Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The First of Long Island Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First of Long Island Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The First of Long Island Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Livingston, New Jersey
March 15, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s Chief Executive Officer, Michael N. Vittorio, and Chief Financial Officer, Mark D. Curtis, have evaluated the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Act”), as of the end of the period covered by this report.  Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Such controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Corporation’s management, including the principal executive and principal financial officer, to allow timely decisions regarding disclosure.

Management's Report on Internal Control Over Financial Reporting

The management of The First of Long Island Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The First of Long Island Corporation’s system of internal control over financial reporting was designed by or under the supervision of the Corporation’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of the preparation of the Corporation’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by COSO.  Based on the assessment, management determined that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective.  Crowe Horwath LLP, an independent registered public accounting firm, has expressed an opinion of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP, an independent registered public accounting firm, has expressed an opinion of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011 in their report which appears on page 63.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

“Election of Directors,” “Business Experience of Directors and other Directorships,” “Qualifications of Directors,” “Management,” “Governance and Nominating Committee,” and “Audit Committee” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2012 are incorporated herein by reference.

The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  The Corporation’s Code of Ethics and amendments to and waivers from the Code of Ethics are posted on the Bank’s website.  To access the Code of Ethics for Senior Financial Officers go to the homepage of the Bank’s Internet website at www.fnbli.com and click on “Investor Relations,” and then click on “Code of Ethics.”

ITEM 11.  EXECUTIVE COMPENSATION

“Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Pursuant to Plans,” and “Employment Contracts” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2012 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Voting Securities and Principal Stockholders” and “Equity Compensation Plan Information” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2012 are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

“Transactions with Management and Others” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2012 is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

“Ratification of Appointment of Independent Registered Public Accounting Firm” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2012 is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Consolidated Financial Statements

The following consolidated financial statements of the Corporation and its subsidiary and report of independent registered public accounting firm thereon as required by this Item are included in Part II, Item 8.

•	Consolidated Balance Sheets
•	Consolidated Statements of Income
•	Consolidated Statement of Changes in Stockholders' Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm

(a) 2.  Financial Statement Schedules

None applicable.

(a) 3.  Listing of Exhibits

See Index of Exhibits below.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) of Registrant’s Form 10-K filed March 29, 1999)

3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed December 20, 2011)

10.1
Incentive Compensation Plan for Directors and Executive Officers, as amended (incorporated by reference to item 5.02 of Registrant’s Form 8-K filed January 24, 2007, Item 1.01 and part of Item 5.02 of Registrant’s Form 8-K filed June 21, 2010 and Items 1.01 and 5.02 of Registrant’s Form 8-K filed December 22, 2010)

10.2
1996 Stock Option and Appreciation Rights Plan, as amended (incorporated by reference to Exhibit 10(b) of Registrant’s Form 10-K filed March 22, 1996, Exhibit 10.4 of Registrant’s Form 10-K filed March 27, 2001 and Exhibit 10.8 of Registrant’s Form 8-K filed December 19, 2008)

10.3
The First of Long Island Corporation 2006 Stock Compensation Plan, as amended (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2006, Exhibit 10.9 of Registrant’s Form 8-K filed December 19, 2008, part of Item 5.02 of Registrant’s Form 8-K filed June 21, 2010 and Item 5.02 and Exhibit 10.15 of Registrant’s Form 8-K filed September 27, 2010)

10.4
Employment Agreement between Registrant and Michael N. Vittorio, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 20, 2005 and Exhibit 10.1 of Registrant’s Form 8-K filed December 19, 2008)

10.5
Employment Agreement between Registrant and Donald L. Manfredonia, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed March 29, 2002, Exhibit 10.5 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.3 of Registrant’s Form 8-K filed December 19, 2008)

10.6
Employment Agreement between Registrant and Richard Kick, as amended (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.5 of Registrant’s Form 8-K filed December 19, 2008)

10.7
Employment Agreement between Registrant and Mark D. Curtis, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 3, 2005, Exhibit 10.4 of Registrant’s Form 8-K filed December 19, 2008 and Exhibit 10.10 of Registrant’s Form 8-K filed October 21, 2009)

10.8
Employment Agreement between Registrant and Brian J. Keeney, as amended (incorporated by reference to Exhibit 10.2.1 of Registrant’s Form 8-K/A filed March 9, 2005 and Exhibit 10.6 of Registrant’s Form 8-K filed December 19, 2008)

10.9
Employment Agreement between Registrant and Sallyanne K. Ballweg, as amended (incorporated by reference to Exhibit 10.12 of Registrant’s Form 8-K filed January 4, 2008, Exhibit 10.13 of Registrant’s Form 10-K filed March 16, 2009, Exhibit 10.2 of Registrant’s Form 8-K filed December 19, 2008 and Exhibit 10.13 of Registrant’s Form 8-K filed May 21, 2009)

10.10	Amendment to Supplemental Executive Retirement Program (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed December 19, 2008)

21	Subsidiary information included in Part 1, “Business” of this Form 10-K

23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101
The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 15, 2012	By /s/ MICHAEL N. VITTORIO
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

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 15, 2012
Walter C. Teagle III

/s/ ALLEN E. BUSCHING	Director	March 15, 2012
Allen E. Busching

/s/ PAUL T. CANARICK	Director	March 15, 2012
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 15, 2012
Alexander L. Cover

/s/ HOWARD THOMAS HOGAN JR.	Director	March 15, 2012
Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	March 15, 2012
John T. Lane

/s/ J. DOUGLAS MAXWELL JR.	Director	March 15, 2012
J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	March 15, 2012
Stephen V. Murphy

/s/ MILBREY RENNIE TAYLOR	Director	March 15, 2012
Milbrey Rennie Taylor

/s/ MICHAEL N. VITTORIO	Director	March 15, 2012
Michael N. Vittorio