Form 10-Q
period 2012-03-31
FIRST OF LONG ISLAND CORP
filed 2012-05-10
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-12220

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

(516) 671-4900
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2012
Common stock, $.10 par value	8,898,207

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITIED)

	March 31,	December 31,
(dollars in thousands)	2012	2011

Assets:
Cash and due from banks	$35,038	$29,101
Temporary investments	369	394
Cash and cash equivalents	35,407	29,495

Investment securities:
Held-to-maturity (fair value of $60,376 and $66,077)	56,692	62,085
Available-for-sale	921,905	893,956
	978,597	956,041

Loan held-for-sale	250	-

Loans:
Commercial and industrial	48,978	42,572
Secured by real estate:
Commercial mortgages	465,617	459,875
Residential mortgages	402,890	372,477
Home equity	91,834	103,513
Other	4,467	4,596
	1,013,786	983,033
Net deferred loan origination costs	3,003	2,826
	1,016,789	985,859
Allowance for loan losses	(17,249)	(16,572)
	999,540	969,287
Restricted stock, at cost	12,059	12,284
Bank premises and equipment, net	23,232	21,809
Bank-owned life insurance	13,283	13,165
Pension plan assets, net	6,130	6,132
Prepaid FDIC assessment	2,540	2,770
Other assets	10,861	11,424
	$2,081,899	$2,022,407
Liabilities:
Deposits:
Checking	$447,708	$435,517
Savings, NOW and money market	845,571	796,009
Time, $100,000 and over	172,544	174,691
Time, other	95,362	96,651
	1,561,185	1,502,868
Short-term borrowings	97,699	102,227
Long-term debt	207,500	207,500
Accrued expenses and other liabilities	9,070	9,347
Deferred income taxes payable	11,754	11,118
	1,887,208	1,833,060
Stockholders' Equity
Common stock, par value $.10 per share: Authorized 20,000,000 shares; Issued and outstanding, 8,872,190 and 8,793,932 shares	887	879
Surplus	39,083	37,507
Retained Earnings	136,382	133,273
	176,352	171,659
Accumulated other comprehensive income net of tax	18,339	17,688
	194,691	189,347
	$2,081,899	$2,022,407

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITIED)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2012	2011

Interest and dividend income:
Loans	$12,133	$11,694
Investment securities:
Taxable	4,153	3,935
Nontaxable	3,225	2,775
	19,511	18,404
Interest expense:
Savings, NOW and money market deposits	1,031	842
Time deposits	1,476	1,476
Short-term borrowings	93	55
Long-term debt	1,877	1,756
	4,477	4,129
Net interest income	15,034	14,275
Provision for loan losses	1,123	854
Net interest income after provision for loan losses	13,911	13,421

Noninterest income:
Investment Management Division income	400	396
Service charges on deposit accounts	778	791
Net gains on sales of securities	108	122
Other	418	351
	1,704	1,660
Noninterest expense:
Salaries	4,048	3,841
Employee benefits	1,282	1,267
Occupancy and equipment	1,856	1,891
Other	1,991	2,068
	9,177	9,067

Income before income taxes	6,438	6,014
Income tax expense	1,287	1,244
Net income	$5,151	$4,770

Weighted average:
Common shares	8,835,830	8,726,733
Dilutive stock options and restricted stock units	85,486	116,023
	8,921,316	8,842,756
Earnings per share:
Basic	$.58	$.55
Diluted	$.58	$.54

Cash dividends declared per share	$.23	$.22

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Net income	$5,151	$4,770

Other comprehensive income:
Unrealized holding gains on available-for sale securities	909	7,885
Amortization of net actuarial loss and prior service cost included in net periodic pension cost	172	72
Other comprehensive income before income taxes	1,081	7,957
Income tax expense	430	3,159
Other Comprehensive Income	651	4,798
Comprehensive Income	$5,802	$9,568

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITIED)

	Three Months Ended March 31, 2012

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2012	8,793,932	$879	$37,507	$133,273	$17,688	$189,347
Net income				5,151		5,151
Other comprehensive income					651	651
Repurchase of common stock	(6,064)	(1)	(161)			(162)
Common stock issued under stock compensation plans, including tax benefit	65,461	7	1,027			1,034
Common stock issued under dividend reinvestment and stock purchase plan	18,861	2	468			470
Stock-based compensation			242			242
Cash dividend declared				(2,042)		(2,042)
Balance, March 31, 2012	8,872,190	$887	$39,083	$136,382	$18,339	$194,691

	Three Months Ended March 31, 2011

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2011	8,707,665	$871	$35,526	$121,713	$(1,416)	$156,694
Net income				4,770		4,770
Other comprehensive income					4,798	4,798
Repurchase of common stock	(5,786)	(1)	(152)			(153)
Common stock issued under stock compensation plans, including tax benefit	51,938	5	666			671
Stock-based compensation			223			223
Cash dividend declared				(1,926)		(1,926)
Balance, March 31, 2011	8,753,817	$875	$36,263	$124,557	$3,382	$165,077

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITIED)

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Cash Flows From Operating Activities:
Net income	$5,151	$4,770
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,123	854
Loss on loan held-for-sale	-	25
Deferred income tax provision	206	49
Depreciation and amortization	735	708
Premium amortization on investment securities, net	2,290	1,050
Net gains on sales of available-for-sale securities	(108)	(122)
Stock-based compensation expense	242	223
Accretion of cash surrender value on bank owned life insurance	(118)	(127)
Decrease in prepaid FDIC assessment	230	385
Pension expense	174	191
Decrease (increase) in other assets	563	(1)
Decrease in accrued expenses and other liabilities	(296)	(475)
Net cash provided by operating activities	10,192	7,530

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	5,108	4,370
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	5,473	7,156
Available-for-sale	32,659	32,452
Purchases of investment securities:
Held-to-maturity	(47)	-
Available-for-sale	(67,022)	(17,600)
Net increase in loans	(31,626)	(37,297)
Net decrease in restricted stock	225	721
Purchases of premises and equipment, net	(2,158)	(641)
Net cash used in investing activities	(57,388)	(10,839)

Cash Flows From Financing Activities:
Net increase in deposits	58,317	63,472
Net decrease in short-term borrowings	(4,528)	(43,410)
Decrease in long-term debt	-	(5,000)
Proceeds from issuance of common stock under dividend reinvestment and stock purchase plan	470	-
Proceeds from exercise of stock options	942	602
Tax benefit from stock compensation plans	92	69
Repurchase and retirement of common stock	(162)	(153)
Cash dividends paid	(2,023)	(1,916)
Net cash provided by financing activities	53,108	13,664

Net increase in cash and cash equivalents	5,912	10,355
Cash and cash equivalents, beginning of year	29,495	18,420
Cash and cash equivalents, end of period	$35,407	$28,775

Supplemental Information:
Cash paid for:
Interest	$4,280	$4,047
Income taxes	363	462
Noncash investing and financing activities:
Cash dividends payable	2,042	1,926
Loan transferred from portfolio to held-for-sale	250	-

See notes to consolidated financial statements

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation reflect banking industry practice and conform to generally accepted accounting principles in the United States.  In preparing the consolidated financial statements, management is required to make estimates, such as the allowance for loan losses, and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”).  The Bank has two wholly owned subsidiaries: The First of Long Island Agency, Inc., a licensed insurance agency under the laws of the State of New York; and, FNY Service Corp., an investment company.  The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

The consolidated financial information included herein as of and for the periods ended March 31, 2012 and 2011 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2011 consolidated balance sheet was derived from the Corporation's December 31, 2011 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Other comprehensive income for the Corporation consists of unrealized holding gains or losses on available-for-sale securities, amortization of net actuarial loss and prior service cost included in net periodic pension cost and changes in the funded status of the Bank’s defined benefit pension plan.  Accumulated other comprehensive income is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income and the related tax effects are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Unrealized holding gains on available-for-sale securities:
Change arising during period	$1,017	$8,007
Reclassification adjustment for gains included in net income	(108)	(122)
Net unrealized gains on available-for-sale securities	909	7,885
Tax effect	361	3,130
	548	4,755

Amortization included in net periodic pension cost:
Prior service cost	6	6
Net actuarial loss	166	66
	172	72
Tax effect	69	29
	103	43

Other comprehensive income	$651	$4,798

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/11	Change	3/31/12
	(in thousands)
Unrealized holding gains on available-for-sale securities	$23,330	$548	$23,878
Unrealized net actuarial loss and prior service cost on pension plan	(5,642)	103	(5,539)
Accumulated other comprehensive income	$17,688	$651	$18,339

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$41,730	$2,688	$-	$44,418
Pass-through mortgage securities	6,095	519	-	6,614
Collateralized mortgage obligations	8,867	477	-	9,344
	$56,692	$3,684	$-	$60,376
Available-for-Sale Securities:
State and municipals	$303,180	$21,300	$(305)	$324,175
Pass-through mortgage securities	66,972	5,275	(34)	72,213
Collateralized mortgage obligations	512,156	13,791	(430)	525,517
	$882,308	$40,366	$(769)	$921,905

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$43,091	$2,906	$-	$45,997
Pass-through mortgage securities	6,851	551	-	7,402
Collateralized mortgage obligations	12,143	535	-	12,678
	$62,085	$3,992	$-	$66,077
Available-for-Sale Securities:
U.S. government agencies	$5,000	$113	$-	$5,113
State and municipals	292,662	20,580	(47)	313,195
Pass-through mortgage securities	68,060	5,726	-	73,786
Collateralized mortgage obligations	489,546	12,933	(617)	501,862
	$855,268	$39,352	$(664)	$893,956

At March 31, 2012 and December 31, 2011, investment securities with a carrying value of $293,704,000 and $290,658,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by length of time the securities have been in a continuous unrealized loss position.

	March 31, 2012
	Less than
	12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$16,334	$(305)	$16,334	$(305)
Pass-through mortgage securities	2,930	(34)	2,930	(34)
Collateralized mortgage obligations	58,193	(430)	58,193	(430)
Total temporarily impaired	$77,457	$(769)	$77,457	$(769)

	December 31, 2011
	Less than
	12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$6,176	$(47)	$6,176	$(47)
Collateralized mortgage obligations	66,357	(617)	66,357	(617)
Total temporarily impaired	$72,533	$(664)	$72,533	$(664)

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

Because the unrealized losses reflected in the preceding tables are attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not likely that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Proceeds	$5,108	$4,370

Gross gains	$108	$122
Gross losses	-	-
Net gains	$108	$122

The tax provisions related to these net realized gains were $43,000 and $48,000 for the three months ended March 31, 2012 and 2011, respectively.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the investment securities portfolio at March 31, 2012.  State and municipal securities are included in the table at the earlier of their stated maturity or, if applicable, their pre-refunded date.  The mortgage-backed securities shown in the table are expected to have substantial periodic repayments.

	Amortized Cost	Fair Value
Held-to-Maturity Securities	(in thousands)
Within one year	$2,052	$2,064
After 1 through 5 years	11,704	12,412
After 5 through 10 years	23,603	25,249
After 10 years	4,371	4,693
Mortgage-backed securities	14,962	15,958
	$56,692	$60,376
Available-for-Sale Securities
Within one year	$1,347	$1,361
After 1 through 5 years	8,564	8,898
After 5 through 10 years	24,573	25,839
After 10 years	268,696	288,077
Mortgage-backed securities	579,128	597,730
	$882,308	$921,905

4 - LOANS

The following tables set forth by portfolio segment as of March 31, 2012 and December 31, 2011: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  They also set forth by portfolio segment the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011.  Construction and land development loans, if any, are included with commercial mortgages in the following tables.

	2012
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity	Other	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$9	$3,922	$4,364	$418	$-	$8,713
Collectively evaluated for impairment	48,969	461,695	398,526	91,416	4,467	1,005,073
	$48,978	$465,617	$402,890	$91,834	$4,467	$1,013,786
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$276	$502	$-	$-	$778
Collectively evaluated for impairment	843	8,701	5,092	1,675	160	16,471
	$843	$8,977	$5,594	$1,675	$160	$17,249
Activity in allowance for loan losses:
Balance at 1/1/12	$699	$9,069	$5,228	$1,415	$161	$16,572
Chargeoffs	-	-	-	450	4	454
Recoveries	2	5	-	-	1	8
Provision for loan losses (credit)	142	(97)	366	710	2	1,123
Balance at 3/31/12	$843	$8,977	$5,594	$1,675	$160	$17,249

	2011
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity	Other	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$12	$3,949	$4,399	$1,124	$-	$9,484
Collectively evaluated for impairment	42,560	455,926	368,078	102,389	4,596	973,549
	$42,572	$459,875	$372,477	$103,513	$4,596	$983,033
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$357	$676	$-	$-	$1,034
Collectively evaluated for impairment	698	8,712	4,552	1,415	161	15,538
	$699	$9,069	$5,228	$1,415	$161	$16,572

Activity in allowance for loan losses:
Balance at 1/1/11	$803	$7,680	$4,059	$1,415	$57	$14,014
Chargeoffs	-	-	-	-	-	-
Recoveries	5	-	-	-	-	5
Provision for loan losses (credit)	(51)	777	136	(114)	106	854
Balance at 3/31/11	$757	$8,457	$4,195	$1,301	$163	$14,873

For individually impaired loans, the following tables set forth by class of loans as of March 31, 2012 and December 31, 2011 the recorded investment, unpaid principal balance and related allowance.  They also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2012 and 2011.

				Three Months Ended
	March 31, 2012			March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$9	$9	$-	$11	$-
Commercial mortgages:
Other	775	775	-	777	11
Residential mortgages	160	160	-	167	-
Home equity	418	418	-	516	24
	1,362	1,362	-	1,471	35
With an allowance recorded:
Commercial mortgages:
Multifamily	1,380	1,380	231	1,390	-
Other	1,767	1,767	45	1,773	34
Residential mortgages	4,204	4,204	502	4,123	25
	7,351	7,351	778	7,286	59
Total:
Commercial and industrial	9	9	-	11	-
Commercial mortgages:
Multifamily	1,380	1,380	231	1,390	-
Other	2,542	2,542	45	2,550	45
Residential mortgages	4,364	4,364	502	4,290	25
Home equity	418	418	-	516	24
	$8,713	$8,713	$778	$8,757	$94

				Three Months Ended
	December 31, 2011			March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:	(in thousands)
Commercial mortgages:
Multifamily	$740	$740	$-	$444	$-
Other	39	39	-
Residential mortgages	174	174	-	747	2
Home equity	1,124	1,124	-
	2,077	2,077	-	1,191	2
With an allowance recorded:
Commercial and industrial	12	12	1	25	1
Commercial mortgages:
Multifamily	1,393	1,393	312	1,867	-
Other	1,777	1,777	45
Residential mortgages	4,225	4,225	676
	7,407	7,407	1,034	1,892	1
Total:
Commercial and industrial	12	12	1	25	1
Commercial mortgages:
Multifamily	2,133	2,133	312	2,311	-
Other	1,816	1,816	45
Residential mortgages	4,399	4,399	676	747	2
Home equity	1,124	1,124	-
	$9,484	$9,484	$1,034	$3,083	$3

Interest income recorded by the Corporation on loans considered to be impaired was generally recognized using the accrual method of accounting.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	March 31, 2012
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$70	$-	$-	$-	$70	$48,908	$48,978
Commercial mortgages:
Multifamily	383	-	-	1,380	1,763	235,847	237,610
Owner-occupied	-	-	-	-	-	85,591	85,591
Other	-	-	-	-	-	142,416	142,416
Residential mortgages	296	-	-	749	1,045	401,845	402,890
Home equity	-	-	-	343	343	91,491	91,834
Other	-	-	-	-	-	4,467	4,467
	$749	$-	$-	$2,472	$3,221	$1,010,565	$1,013,786

	December 31, 2011
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$42,572	$42,572
Commercial mortgages:
Multifamily	-	-	-	1,393	1,393	227,900	229,293
Owner-occupied	-	-	-	-	-	89,953	89,953
Other	-	-	-	-	-	140,629	140,629
Residential mortgages	649	-	-	768	1,417	371,060	372,477
Home equity	88	-	-	1,050	1,138	102,375	103,513
Consumer	3	-	-	-	3	4,593	4,596
	$740	$-	$-	$3,211	$3,951	$979,082	$983,033

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

At March 31, 2012 and December 31, 2011, the Bank had allowance for loan losses of $517,000 and $855,000, respectively, allocated to specific troubled debt restructurings.  The Company had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

During the three months ended March 31, 2012, the Bank did not modify any loans in troubled debt restructurings.  For the three months ended March 31, 2011, the Bank modified certain loans in troubled debt restructurings.  The modifications included one or a combination of the following:  (1) interest rate changes; (2) interest only periods; and (3) maturity date extensions.  One modification included a new interest rate lower than the current market rate for new debt with similar risk.  This modification was for a period of 26.5 years with a pre-modification interest rate of 6.00% and a post modification interest rate of 4.63%.  One modification involved extending the maturity date by 24 months.

The following table presents information about loans modified in troubled debt restructurings during the period indicated.

	Three Months Ended March 31, 2011
		Pre-	Post-
		modification	modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(dollars in thousands)
Loans modified during the first quarter of 2011:
Other commercial mortgages	1	$40	$40
Residential mortgages	1	190	190
	2	$230	$230

The troubled debt restructurings described in the above table resulted in no provision for loan losses during the three months ended March 31, 2011.  There were no chargeoffs related to these loans.

There were no payment defaults during the three months ended March 31, 2012 and 2011 on loans modified in troubled debt restructurings during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators. The Corporation categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, historical payment experience, credit documentation, public information and current economic trends.

Commercial and industrial loans and commercial mortgage loans are risk rated utilizing a ten point rating system.  The risk ratings along with their definitions are as follows:

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

Risk ratings on commercial and industrial loans and commercial mortgages are initially assigned by the lending officer together with any necessary approval authority.  The ratings are periodically reviewed and evaluated through borrower contact, independent loan review, the analysis of the allowance for loan losses and delinquency trends.  Commercial and industrial loans and commercial mortgage loans with balances in excess of $750,000 are generally reviewed no less often than annually.  The frequency of the review of other loans is determined by the Bank’s ongoing assessments of the borrower’s condition.

Residential mortgage loans, home equity loans and other consumer loans are risk rated utilizing a three point rating system.  Loans in these categories that are on management’s watch list or have been criticized or classified by management are assigned the highest risk rating.  All other loans are risk rated based on Fair Isaac Corporation (“FICO”) scores.  A FICO score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required for new loans.  FICO scores for each borrower are updated at least annually.  The risk ratings along with their definitions are as follows:

Internally Assigned Risk Rating
1	FICO score is equal to or greater than 680.
2	FICO score is 635 to 679.
3	FICO score is below 635 or the loan is on management’s watch list or has been criticized or classified by management.

The following tables present the recorded investment in commercial and industrial loans and commercial real estate loans by class of loans and credit quality indicator.

March 31, 2012
Internally
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$3,469	$-	$-	$-	$-
3 - 4	4,533	-	-	1,965	1,965
5 - 6	40,677	230,108	78,573	133,302	441,983
7	290	2,527	789	3,721	7,037
8	-	2,859	753	1,622	5,234
9	9	2,116	5,476	1,806	9,398
10	-	-	-	-	-
	$48,978	$237,610	$85,591	$142,416	$465,617

December 31, 2011
Internally
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$4,911	$-	$-	$-	$-
3 - 4	3,720	-	-	1,986	1,986
5 - 6	33,604	222,136	82,870	130,476	435,482
7	325	5,024	1,018	4,699	10,741
8	-	-	537	1,652	2,189
9	12	2,133	5,528	1,816	9,477
10	-	-	-	-	-
	$42,572	$229,293	$89,953	$140,629	$459,875

The following tables present the recorded investment in residential mortgages, home equity loans, and other consumer loans by class of loans and credit quality indicator.

March 31, 2012
Internally
Assigned	Residential	Home
Risk Rating	Mortgages	Equity	Other
	(in thousands)
1	$360,166	$75,488	$3,477
2	24,634	8,123	551
3	18,090	8,223	135
Not Rated	-	-	304
	$402,890	$91,834	$4,467

December 31, 2011
Internally
Assigned	Residential	Home
Risk Rating	Mortgages	Equity	Other
	(in thousands)
1	$335,839	$85,744	$3,600
2	18,823	9,809	612
3	17,815	7,960	128
Not Rated	-	-	256
	$372,477	$103,513	$4,596

Non-rated loans in the above tables represent transaction account overdrafts.

5 - STOCK-BASED COMPENSATION

The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 128,081 shares remain available for grant as of March 31, 2012.  Equity grants to executive officers and directors under the 2006 Plan have historically consisted of a combination of nonqualified stock options (“NQSOs”) and RSUs, while equity grants to other officers have consisted solely of NQSOs.  Beginning with the January 2012 grant, the Corporation’s Board of Directors determined that equity compensation for all officers and directors will consist solely of RSUs.

Fair Value of Stock Option Awards. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  The following table presents the fair value of awards as well as the assumptions utilized in determining such value.

2011
Grant date fair value	$10.30
Expected volatility	45.83%
Expected dividends	3.03%
Expected term (in years)	7.16
Risk-free interest rate	1.93%

Expected volatility was based on historical volatility for the expected term of the options.  The Corporation used historical data to estimate the expected term of options granted.  The risk-free interest rate was the implied yield at the time of grant on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.

Fair Value of Restricted Stock Units.  The fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based awards of $242,000 and $223,000 and recognized related income tax benefits of $96,000 and $89,000 in the first three months of 2012 and 2011, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of March 31, 2012, and changes during the three-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2012	449,504	$22.31
Exercised	(49,142)	19.17
Outstanding at March 31, 2012	400,362	$22.69	5.24	$1,650
Exercisable at March 31, 2012	293,714	$21.82	4.37	$1,399

All options outstanding at March 31, 2012 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first three months of 2012 and 2011 was $371,000 and $333,000, respectively.

Restricted Stock Activity.  On January 24, 2012, the Corporation’s Board of Directors granted 29,824 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2014 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of RSUs granted represents the maximum number of shares into which the RSUs can be converted.  The following table presents a summary of the status of the Corporation’s nonvested shares as of March 31, 2012 and the changes in such shares during the three-month period then ended.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2012	30,023	$24.62
Granted	29,824	24.23
Nonvested at March 31, 2012	59,847	$24.43

Unrecognized Compensation Cost.  As of March 31, 2012, there was $1.8 million of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 2.60 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the three months ended March 31, 2012 and 2011 was $942,000 and $602,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises for the three months ended March 31, 2012 was $104,000.  No tax benefit was realized for the three months ended March 31, 2011.

Other.  No cash was used to settle stock options during the first three months of 2012 or 2011.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Service cost, net of plan participant contributions	$225	$307
Interest cost	342	334
Expected return on plan assets	(565)	(522)
Amortization of prior service cost	6	6
Amortization of net actuarial loss	166	66
Net pension cost	$174	$191

The Bank makes cash contributions to the pension plan (“Plan”) which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions.  For the Plan year ending September 30, 2012, the Bank has no minimum required pension contribution and a maximum tax deductible contribution of $6,024,000.  The Bank expects to make a contribution within that range by December 31, 2012, but the amount of such contribution has not yet been determined.  The Bank contributed $4,201,000 to the Plan for the plan year ended September 30, 2011.

7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.

The fair values of the Corporation’s investment securities designated as available-for-sale at March 31, 2012 and December 31, 2011 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at March 31, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$324,175	$-	$324,175	$-
Pass-through mortgage securities	72,213	-	72,213	-
Collateralized mortgage obligations	525,517	-	525,517	-
	$921,905	$-	$921,905	$-

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,113	$-	$5,113	$-
State and municipals	313,195	-	313,195	-
Pass-through mortgage securities	73,786	-	73,786	-
Collateralized mortgage obligations	501,862	-	501,862	-
	$893,956	$-	$893,956	$-

Assets measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011, which include a loan held-for-sale and certain impaired loans, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting estimated holding costs, costs to sell and a distressed sale adjustment. The distressed sale adjustment ranged from 15% to 50% at March 31, 2012, with a weighted average adjustment of 20%, and the distressed sale adjustment at December 31, 2011 was 15%.  The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore typically result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.

		Fair Value Measurements Using:
		Quoted
		Prices
		in Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Loan held-for-sale:
March 31, 2012	$250	$250	$-	$-

Impaired Loans:
March 31, 2012	$1,230	$-	$-	$1,230
December 31, 2011	1,312	-	-	1,312

The held-for-sale loan set forth in the preceding table was nonaccruing, carried at fair value, had a cost basis of $250,000 and no related valuation allowance.  The loan was sold in April 2012 for $250,000.

The impaired loans set forth in the preceding table had a principal balance of $1,637,000 and $1,651,000 at March 31, 2012 and December 31, 2011, respectively, and valuation allowances of $407,000 and $339,000, respectively.  During the three months ended March 31, 2012 and 2011, the Corporation recorded provisions for loan losses of $68,000 and $44,000, respectively, for impaired loans measured at fair value.

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

	Level of	March 31, 2012		December 31, 2011
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:		(in thousands)
Cash and cash equivalents	Level 1	$35,407	$35,407	$29,495	$29,495
Held-to-maturity securities	Level 2	56,692	60,376	62,085	66,077
Loans	Level 3	998,310	1,018,579	967,975	989,785
Restricted stock	Level 1	12,059	12,059	12,284	12,284
Accrued interest receivable:
Investment securities	Level 2	5,848	5,848	5,621	5,621
Loans	Level 3	3,430	3,430	3,401	3,401

Financial Liabilities:
Checking deposits	Level 1	447,708	447,708	435,517	435,517
Savings, NOW and money market deposits	Level 1	845,571	845,571	796,009	796,009
Time deposits	Level 2	267,906	277,129	271,342	280,791
Short-term borrowings	Level 1	97,699	97,699	102,227	102,227
Long-term debt	Level 2	207,500	223,001	207,500	223,731
Accrued interest payable:
Checking, savings, NOW and money
market deposits	Level 1	569	569	507	507
Time deposits	Level 2	3,040	3,040	2,902	2,902
Short-term borrowings	Level 1	2	2	2	2
Long-term debt	Level 2	784	784	787	787

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

Loans.  Fair values are estimated for portfolios of loans with similar financial characteristics.  The total loan portfolio is first divided into adjustable and fixed rate interest terms.  For adjustable rate loans that are subject to immediate repricing, the recorded book value less the related allowance for loan losses is a reasonable estimate of fair value.  For adjustable rate loans that are subject to repricing over time and fixed rate loans, fair value is calculated by discounting anticipated future repricing amounts or cash flows using discount rates equivalent to the rates at which the Bank would currently make loans which are similar with regard to collateral, maturity, and the type of borrower.  The discounted value of the repricing amounts and cash flows is reduced by the related allowance for loan losses to arrive at an estimate of fair value.  Management believes that the approach utilized by the Corporation in estimating the fair value of loans, as permissible under Accounting Standards Codification 825-10, is not necessarily representative of an exit price, or the price that would be received upon the sale of such loans.

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

8 - ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments in ASU 2011-04 are to be applied prospectively.  For public entities like the Corporation, the amendments became effective for interim and annual periods beginning in 2012.  The adoption of ASU 2011-04 on January 1, 2012 resulted in the following disclosures included in “Note 7 – Fair Value of Financial Instruments” to the Corporation’s consolidated financial statements:

1)
For financial instruments that are not recorded at fair value in the Corporation’s consolidated financial statements, the level of the fair value hierarchy within which the fair value measurement used for disclosure purposes falls;

2)
For financial instruments recorded at fair value, quantitative information about the significant unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy.

3)	The Corporation’s policy for determining when transfers between levels of the fair value hierarchy are deemed to have occurred.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.”  The amendments in ASU 2011-05 give entities the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 needs to be applied retrospectively.  For public entities like the Corporation, the amendments became effective for interim and annual periods beginning in 2012.  The adoption of ASU 2011-05 on January 1, 2012 resulted in the elimination of the presentation of the components of other comprehensive income in the Statement of Changes in Stockholders’ Equity and the inclusion in the consolidated financial statements of a Statement of Comprehensive Income and the related disclosures included in “Note 2 – Comprehensive Income.”

In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public entities.  For public entities like the Corporation, the amendments became effective for interim and annual periods beginning in 2012.

9 - IMPACT OF NOT YET EFFECTIVE ACCOUNTING STANDARDS

There are no not yet effective accounting standards that could potentially have a material impact on the Corporation’s financial position, results of operations or disclosures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp. and The First of Long Island REIT, Inc.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  The Bank’s primary service area is Nassau and Suffolk Counties, Long Island.  Additionally, the Bank has three commercial banking branches in Manhattan.

Overview

Earnings increased by 8% from $4.8 million for the first quarter of 2011 to $5.2 million for the current quarter.  Earnings per share increased by 7.4% from $.54 for the first quarter of 2011 to $.58 for the current quarter.  When compared to the fourth quarter of 2011, net income and earnings per share are up $423,000, or 8.9%, and $.05, or 9.4%, respectively.  Dividends per share increased by 4.5% from $.22 per share for the first quarter of 2011 to $.23 per share for the current quarter.  Returns on average assets (“ROA”) and average equity (“ROE”) were 1.01% and 10.67%, respectively, for the first quarter of 2012 versus 1.12% and 11.97%, respectively, for the same quarter last year.

Analysis of Earnings - Current Versus Same Quarter Last Year.  The increase in net income for the first quarter of 2012 versus the same quarter last year is primarily attributable to an increase in net interest income on a tax-equivalent basis of $993,000, or 6.3%.  Partially offsetting the additional net interest income was a $269,000 increase in the provision for loan losses.  Contributing to the Bank’s continued earnings growth are ongoing expense control measures.  Despite significant balance sheet growth and enhancement of the Bank’s risk management infrastructure, total noninterest expense only increased by $110,000, or 1.2%, for first quarter of 2012 compared to the same quarter last year.

Net interest income on a tax-equivalent basis increased by $993,000 because average interest-earning assets grew by $321.4 million, or 19.3%.  A significant portion of the positive impact of growth was offset by a 40 basis point decline in net interest margin from 3.77% for the first quarter of 2011 to 3.37% for the current quarter.  The increase in interest-earning assets occurred in all categories, with loan growth of $86.2 million, or 9.4%, nontaxable securities growth of $92.7 million, or 33.9%, and taxable securities growth of $141.9 million, or 30.5%.

The most significant sources of funding for the growth in the loan and securities portfolios were growth in the average balances of savings, NOW and money market deposits of $160.0 million, or 24.4%, noninterest-bearing checking deposits of $41.8 million, or 10.7%, and borrowings of $72.4 million, or 30.1%.

Analysis of Earnings – Current Quarter Versus Fourth Quarter 2011.  The increase in net income for the first quarter of 2012 versus the preceding quarter is largely the result of decreases in the provision for loan losses and noninterest expense of $301,000 and $289,000, respectively.  The decrease in the provision for loan losses is attributable to, among other things, a reduction of specific reserves on loans individually deemed to be impaired and a reduction in that portion of the provision attributable to loan growth and economic conditions.  The decrease in noninterest expense occurred largely because the fourth quarter of 2011 included real estate tax expenditures made to protect the Bank’s interest in problem loans and charges for litigation.

Asset Quality.  The Bank’s allowance for loan losses to gross loans (“reserve coverage ratio”) grew by 2 basis points in the first quarter of 2012 from 1.68% at the beginning of the quarter to 1.70% by quarter-end.  The $1.1 million provision for loan losses for the first quarter of this year is primarily attributable to the combined impact of loan growth, a $450,000 chargeoff on one impaired loan that was transferred to the held-for-sale category and subsequently sold and the aforementioned decrease in specific reserves on loans individually deemed to be impaired.  The $854,000 provision for first quarter of 2011 was primarily attributable to loan growth and management’s assessment of national and local economic conditions.

The credit quality of the Bank’s loan portfolio remains excellent, with nonaccrual loans, including the loan held-for-sale, amounting to only $2.7 million, or .27% of total loans, at March 31, 2012.  Additionally, loans delinquent 30 to 89 days amounted to only $749,000, or .07% of total loans.  Troubled debt restructurings remained virtually unchanged during the first quarter of 2012, amounting to $5.4 million at March 31, 2012.  Of these loans, $3.5 million are performing in accordance with their modified terms and $1.9 million are delinquent and included in delinquent and nonaccrual loans. The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of municipal securities rated AA or better by major rating agencies.

Capital.  The Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.72%, 20.10% and 21.36%, respectively, at March 31, 2012.  The strength of the Bank’s balance sheet, from both a capital and asset quality perspective, positions the Bank for continued growth in a measured and disciplined fashion.

Key Strategic Initiatives.  Key strategic initiatives with respect to the Bank’s earnings prospects will continue to include loan growth and expansion of the Bank’s branch distribution system.  In 2011, the Bank opened two full service branches on Long Island, one in Point Lookout and one in Massapequa.  The Bank is currently planning to open one full service branch in Lindenhurst, Long Island later this year.

Challenges We Face.  Interest rates are currently very low and there is significant price competition for loans in the Bank’s marketplace.  The persistence of these factors will likely result in a continued decline in net interest margin.  If that were to occur, and management is unable to offset the impact by increasing the volume of interest-earning assets, expense savings or other measures, the Bank’s profitability could decline.

Commercial and residential real estate values have been negatively impacted by persistently high levels of unemployment, foreclosures and commercial vacancies.  These factors present threats to the maintenance of loan quality.

The banking industry is currently faced with an ever-increasing number of new and complex regulatory requirements which are putting downward pressure on revenues and upward pressure on the cost of doing business.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2012			2011
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$7,644	$4	.21%	$6,767	$3	.18%
Investment Securities:
Taxable	607,173	4,149	2.73	465,501	3,932	3.38
Nontaxable (1)	365,704	4,886	5.34	273,048	4,205	6.16
Loans (1) (2)	1,002,597	12,141	4.85	916,397	11,699	5.12
Total interest-earning assets	1,983,118	21,180	4.27	1,661,713	19,839	4.78
Allowance for loan losses	(17,227)			(14,273)
Net interest-earning assets	1,965,891			1,647,440
Cash and due from banks	27,157			25,292
Premises and equipment, net	22,979			20,906
Other assets	30,789			30,624
	$2,046,816			$1,724,262

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$814,703	1,031	.51	$654,733	842	.52
Time deposits	269,893	1,476	2.20	268,949	1,476	2.23
Total interest-bearing deposits	1,084,596	2,507	.93	923,682	2,318	1.01
Short-term borrowings	105,697	93	.35	53,227	55	.42
Long-term debt	207,500	1,877	3.64	187,556	1,756	3.80
Total interest-bearing liabilities	1,397,793	4,477	1.29	1,164,465	4,129	1.44
Checking deposits	433,288			391,457
Other liabilities	21,605			6,665
	1,852,686			1,562,587
Stockholders' equity	194,130			161,675
	$2,046,816			$1,724,262

Net interest income (1)		$16,703			$15,710
Net interest spread (1)			2.98%			3.34%
Net interest margin (1)			3.37%			3.77%

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

	Three Months Ended March 31,
	2012 Versus 2011
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$-	$1	$-	$1
Investment securities:
Taxable	1,197	(756)	(224)	217
Nontaxable	1,427	(560)	(186)	681
Loans	1,103	(619)	(42)	442
Total interest income	3,727	(1,934)	(452)	1,341

Interest Expense:
Savings, NOW & money market deposits	207	(16)	(2)	189
Time deposits	5	(20)	15	-
Short-term borrowings	55	(9)	(8)	38
Long-term debt	188	(75)	8	121
Total interest expense	455	(120)	13	348

Increase (decrease) in net interest income	$3,272	$(1,814)	$(465)	$993

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis increased by 6.3% from $15.7 million for the first quarter of 2011 to $16.7 million for the current quarter.  The increase resulted from growth in average interest-earning assets of $321.6 million, or 19.4%. A significant portion of the positive impact of growth was offset by a 40 basis point decline in net interest margin from 3.77% for the first quarter of 2011 to 3.37% for the current quarter.

The increase in interest-earning assets occurred in all categories, with loan growth of $86.2 million, or 9.4%, nontaxable securities growth of $92.7 million, or 33.9%, and taxable securities growth of $141.9 million, or 30.5%.  Most of the growth in loans occurred in residential and commercial mortgage loans, with a smaller amount of growth in commercial and industrial loans. Management believes that its continued success in growing loans is attributable to a variety of factors including, among others, targeted solicitation efforts, increased emphasis on multifamily lending, new and expanded programs for first lien home equity loans and jumbo residential mortgages, and a disruption of lending in the Bank’s marketplace caused by the acquisition of some competitors and regulatory issues being experienced by others.  First lien home equity loans are included in residential mortgages on the Bank’s balance sheet.   Despite the fact that tax-equivalent yields on nontaxable securities have come down over the last year, management has continued to grow this portfolio because such yields are still attractive relative to other investment alternatives.

The most significant sources of funding for the growth in the loan and securities portfolios were growth in the average balances of savings, NOW and money market deposits of $160.0 million, or 24.4%, noninterest-bearing checking deposits of $41.8 million, or 10.7%, and borrowings of $72.4 million, or 30.1%.  The Bank’s ability to continue to growth deposits is believed to be attributable to, among other things, expansion of the Bank’s branch distribution system, the Bank’s positive reputation in its local marketplace, targeted solicitation efforts, volatility in the equity markets, and disruption in the Bank’s marketplace for the reasons previously discussed.

General market interest rates are currently very low and have been for an extended period of time.  The 40 basis point decline in net interest margin occurred because loans continue to reprice and cash flows continue to be invested or reinvested in a low rate environment.  The resulting negative impact on net interest margin cannot be offset with deposit rate reductions, because there is little room to reduce deposit rates below current levels. If interest rates persist at their current levels, further dilution of net interest margin is likely.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income increased by $44,000, or 2.7%, when comparing the first quarter of 2012 to the same quarter last year.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $110,000, or 1.2%, to $9.2 million in the first quarter of 2012 from $9.1 million in the same quarter last year.  The increase in noninterest expense was driven primarily by an increase in salaries of $207,000, or 5.4%, resulting mostly from normal annual salary increases and staffing costs associated with the two new branches opened by the Bank in 2011.  The modest overall increase in noninterest expense was made possible by, among other things, ongoing expense control measures.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 20.0% for the first quarter in 2012 compared to 20.7% for the same quarter last year.  The decrease in the effective tax rate in 2012 is primarily attributable to the fact that income on tax-exempt securities became a larger percentage of pre-tax income.

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

The Bank’s Reserve Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review function.  In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the Reserve Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the OCC, the Bank’s primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired and measure impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest payments when due and according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls are not generally considered to be impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and financial condition, and the amount of the shortfall in relation to the principal and interest owed.  In estimating the fair value of real estate collateral, management utilizes appraisals and also makes qualitative judgments based on, among other things, its knowledge of the local real estate market and analyses of current economic conditions and trends.  Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments.  Determining expected future cash flows can be more subjective than determining fair values.  Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s historical loss experience over a period of time is the starting point in making such estimates.  However, future losses could vary significantly from those experienced in the past and on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies; (2) economic conditions as judged by things such as national unemployment levels, local unemployment levels, median home prices, and commercial vacancy rates in the Bank’s marketplace;  (3) trends in the nature and volume of loans; (4) concentrations of credit; (5) changes in lending policies and procedures; (6) experience, ability and depth of lending staff; (7) changes in quality of the loan review function; (8) environmental risks; and (9) loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

Asset Quality

The Corporation has identified certain assets as risk elements.  These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The following tables present information about the Corporation’s risk elements.

	March 31,	December 31,
	2012	2011
	(dollars in thousands)
Nonaccrual loans (1)	$2,722	$3,211
Loans past due 90 days or more and still accruing	-	-
Foreclosed real estate	-	-
Total nonperforming assets	2,722	3,211
Troubled debt restructurings (2)	3,737	3,757
Total risk elements	$6,459	$6,968

Nonaccrual loans as a percentage of total loans	.27%	.33%

Nonperforming assets as a percentage of total loans and foreclosed real estate	.27%	.33%

Risk elements as a percentage of total loans and foreclosed real estate	.64%	.71%

(1) Includes loan held-for-sale and nonaccrual troubled debt restructurings
(2) Excludes nonaccrual troubled debt restructurings

Potential Problem Loans.  At March 31, 2012, impaired loans totaled $9.0 million and include the loan held-for-sale, all nonperforming loans and $6.3 million of loans that are still performing according to the contractual terms of the loan agreement.  In addition to impaired loans, there are $5.5 million of loans classified substandard that have a well-defined weakness or weaknesses that jeopardize their liquidation.  Management believes that the Corporation could sustain some loss on these loans if the identified deficiencies are not corrected.

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

The allowance for loan losses increased by $677,000 during the first quarter of 2012, amounting to $17.2 million, or 1.70% of total loans, at March 31, 2012 compared to $16.6 million, or 1.68% of total loans, at December 31, 2011.  During the first quarter of 2012, the Bank had loan chargeoffs and recoveries of $454,000 and $8,000, respectively, and recorded a $1.1 million provision for loan losses.  The $1.1 million provision for loan losses for the first quarter of this year is primarily attributable to the combined impact of loan growth, a $450,000 chargeoff on one impaired loan that was transferred to the held-for-sale category and subsequently sold and a decrease in specific reserves on loans individually deemed to be impaired.  The $854,000 provision for first quarter of 2011 was primarily attributable to loan growth and management’s assessment of national and local economic conditions.

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

Other detailed information about the Bank’s allowance for loan losses, loss experience, impaired loans and the aging of loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements included in this Form 10-Q.

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at March 31, 2012.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  In the last few years, general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows.  The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities and pay cash dividends.  During the first quarter of 2012, the Corporation’s cash and cash equivalent position increased by $5.9 million from $29.5 million at December 31, 2011 to $35.4 million at March 31, 2012.  The increase occurred primarily because the cash provided by deposit growth and operations exceeded the cash used to grow the loan and securities portfolios, repay short-term borrowings, pay cash dividends and improve physical facilities.

 Liquidity.  The Bank has a Board approved Liquidity Policy and Liquidity Contingency Plan, which are intended to insure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At March 31, 2012, the Bank had approximately $639 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the collateral in place at the FRB and FHLB of New York at March 31, 2012, the Bank had a total borrowing capacity of approximately $700 million.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 21.36%, 20.10% and 8.72%, respectively, at March 31, 2012 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of March 31, 2012.

Stockholders’ equity totaled $194.7 million at March 31, 2012, an increase of $5.3 million from $189.4 million at December 31, 2011.  The increase resulted primarily from the combined impact of net income of $5.2 million, the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans amounting to $1.5 million and the declaration of cash dividends of $2.0 million.

Impact of Not Yet Effective Accounting Standards

There are no not yet effective accounting standards that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

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

The information provided in the following table is based on significant estimates and assumptions that the Corporation believes to be reasonable.  The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at March 31, 2012 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the twelve-month period ending March 31, 2013 assuming a static balance sheet and that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at March 31, 2012 and net interest income on a tax-equivalent basis for the twelve-month period ending March 31, 2013 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points.  The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of eight years.  In addition, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

			Net Interest Income
			Twelve-Month Period
	Net Portfolio Value at		Ending
	March 31, 2012		March 31, 2013
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$163,997	(15.4)%	$53,568	(20.8)%
+ 100 basis point rate shock	178,193	(8.1)	60,600	(10.4)
Base case (no rate change)	193,920	-	67,631	-
- 100 basis point rate shock	211,843	9.2	70,271	3.9
- 200 basis point rate shock	233,910	20.6	68,219	0.9

As shown in the preceding table, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period.  This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rate and/or if the interest rate caps owned by the Bank at March 31, 2012 are in-the-money at the time of the interest rate increase or become in-the-money as a result of the increase, the magnitude of the negative impact will decline.  If the Bank does not increase its deposit rates at all, the impact should be positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.  Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points.  However, the positive impact of a decline in interest rates of 100 or 200 basis points is currently constrained by the fact that the annual percentage yields on many of the Bank’s deposit products are below 1%.

Forward-Looking Statements

This report on Form 10-Q contains various forward-looking statements.  These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time.  Forward-looking statements speak only as of the date they are made.  We do not assume any duty and do not undertake to update our forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment securities portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, in Part I under “Items 1A.  Risk Factors.”   Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s Principal Executive Officer, Michael N. Vittorio, and Principal Financial Officer, Mark D. Curtis, have evaluated the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Act”), as of the end of the period covered by this report.  Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, or future results. During the three months ended March 31, 2012, there were no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, could also may have a material impact on the Company’s business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 6.  EXHIBITS

See Index of Exhibits below.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 10, 2012	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Vice President and Treasurer
(principal financial officer and principal accounting officer)