Form 10-Q
period 2012-06-30
FIRST OF LONG ISLAND CORP
filed 2012-08-09
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

(516) 671-4900
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common stock, $.10 par value	8,932,680

PART 1.    FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2012	2011

Assets:
Cash and due from banks	$39,984	$29,101
Temporary investments	495	394
Cash and cash equivalents	40,479	29,495

Investment securities:
Held-to-maturity (fair value of $54,893 and $66,077)	51,502	62,085
Available-for-sale	793,785	893,956
	845,287	956,041

Loan held-for-sale	100	-

Loans:
Commercial and industrial	55,502	42,572
Secured by real estate:
Commercial mortgages	476,291	459,875
Residential mortgages	448,823	385,374
Home equity lines	84,653	90,616
Construction and land development	1,039	-
Other	3,800	4,596
	1,070,108	983,033
Net deferred loan origination costs	3,549	2,826
	1,073,657	985,859
Allowance for loan losses	(17,823)	(16,572)
	1,055,834	969,287
Restricted stock, at cost	9,977	12,284
Bank premises and equipment, net	23,113	21,809
Bank-owned life insurance	13,410	13,165
Pension plan assets, net	6,128	6,132
Prepaid FDIC assessment	2,308	2,770
Other assets	10,902	11,424
	$2,007,538	$2,022,407
Liabilities:
Deposits:
Checking	$463,436	$435,517
Savings, NOW and money market	829,882	796,009
Time, $100,000 and over	172,209	174,691
Time, other	95,715	96,651
	1,561,242	1,502,868
Short-term borrowings	36,298	102,227
Long-term debt	192,500	207,500
Accrued expenses and other liabilities	9,182	9,347
Deferred income taxes payable	11,004	11,118
	1,810,226	1,833,060
Stockholders' Equity
Common stock, par value $.10 per share: Authorized 20,000,000 shares; Issued and outstanding, 8,911,799 and 8,793,932 shares	891	879
Surplus	40,178	37,507
Retained Earnings	139,737	133,273
	180,806	171,659
Accumulated other comprehensive income, net of tax	16,506	17,688
	197,312	189,347
	$2,007,538	$2,022,407

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011

Interest and dividend income:
Loans	$24,598	$23,607	$12,465	$11,913
Investment securities:
Taxable	8,057	7,852	3,904	3,917
Nontaxable	6,454	5,631	3,229	2,856
	39,109	37,090	19,598	18,686
Interest expense:
Savings, NOW and money market deposits	1,929	1,827	898	985
Time deposits	2,921	2,962	1,445	1,486
Short-term borrowings	163	66	70	11
Long-term debt	3,760	3,580	1,883	1,824
	8,773	8,435	4,296	4,306
Net interest income	30,336	28,655	15,302	14,380
Provision for loan losses	1,746	1,883	623	1,029
Net interest income after provision for loan losses	28,590	26,772	14,679	13,351

Noninterest income:
Investment Management Division income	826	794	426	398
Service charges on deposit accounts	1,574	1,619	796	828
Net gains on sales of available-for-sale securities	3,613	122	3,505	-
Other	876	747	458	396
	6,889	3,282	5,185	1,622
Noninterest expense:
Salaries	7,934	7,798	3,886	3,957
Employee benefits	2,673	2,599	1,391	1,332
Occupancy and equipment	3,567	3,676	1,711	1,785
Debt extinguishment	3,812	-	3,812	-
Other	4,243	4,130	2,252	2,062
	22,229	18,203	13,052	9,136

Income before income taxes	13,250	11,851	6,812	5,837
Income tax expense	2,695	2,408	1,408	1,164
Net income	$10,555	$9,443	$5,404	$4,673

Weighted average:
Common shares	8,869,554	8,741,907	8,903,277	8,756,915
Dilutive stock options and restricted stock units	81,484	105,673	77,481	95,437
	8,951,038	8,847,580	8,980,758	8,852,352
Earnings per share:
Basic	$1.19	$1.08	$.61	$.53
Diluted	$1.18	$1.07	$.60	$.53
Cash dividends declared per share	$.46	$ .44	$.23	$.22

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011

Net income	$10,555	$9,443	$5,404	$4,673

Other comprehensive income:
Unrealized holding gains (losses) on available-for sale securities	(2,304)	17,982	(3,213)	10,097
Amortization of net actuarial loss and prior service cost included in net periodic pension cost	344	144	172	72
Other comprehensive income (loss) before income taxes	(1,960)	18,126	(3,041)	10,169
Income tax expense (benefit)	(778)	7,195	(1,208)	4,036
Other comprehensive income (loss)	(1,182)	10,931	(1,833)	6,133
Comprehensive Income	$9,373	$20,374	$3,571	$10,806

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2012

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2012	8,793,932	$879	$37,507	$133,273	$17,688	$189,347
Net income				10,555		10,555
Other comprehensive loss					(1,182)	(1,182)
Repurchase of common stock	(6,064)	(1)	(161)			(162)
Common stock issued under stock compensation plans, including tax benefit	86,523	9	1,493			1,502
Common stock issued under dividend reinvestment and stock purchase plan	37,408	4	938			942
Stock-based compensation			401			401
Cash dividend declared				(4,091)		(4,091)
Balance, June 30, 2012	8,911,799	$891	$40,178	$139,737	$16,506	$197,312

	Six Months Ended June 30, 2011

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2011	8,707,665	$871	$35,526	$121,713	$(1,416)	$156,694
Net income				9,443		9,443
Other comprehensive income					10,931	10,931
Repurchase of common stock	(5,786)	(1)	(152)			(153)
Common stock issued under stock compensation plans, including tax benefit	60,024	6	806			812
Stock-based compensation			382			382
Cash dividend declared				(3,853)		(3,853)
Balance, June 30, 2011	8,761,903	$876	$36,562	$127,303	$9,515	$174,256

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2012	2011

Cash Flows From Operating Activities:
Net income	$10,555	$9,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,746	1,883
Loss on loan held-for-sale	-	50
Deferred income tax provision (credit)	664	(53)
Depreciation and amortization	1,430	1,374
Premium amortization on investment securities, net	4,671	2,138
Net gains on sales of available-for-sale securities	(3,613)	(122)
Debt extinguishment costs	3,812	-
Stock-based compensation expense	401	382
Accretion of cash surrender value on bank owned life insurance	(245)	(254)
Decrease in prepaid FDIC assessment	462	580
Pension expense	348	382
Decrease (increase) in other assets	522	(1,073)
Increase (decrease) in accrued expenses and other liabilities	(193)	647
Net cash provided by operating activities	20,560	15,377

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	102,687	4,370
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	10,703	13,456
Available-for-sale	71,559	59,727
Purchases of investment securities:
Held-to-maturity	(47)	-
Available-for-sale	(77,510)	(117,734)
Proceeds from sale of loan held-for-sale	250	-
Net increase in loans	(88,642)	(44,860)
Net decrease in restricted stock	2,307	147
Purchases of premises and equipment, net	(2,734)	(2,120)
Net cash provided by (used in) investing activities	18,573	(87,014)

Cash Flows From Financing Activities:
Net increase in deposits	58,374	156,168
Net decrease in short-term borrowings	(65,929)	(47,721)
Proceeds from long-term debt	50,000	22,500
Repayment of long-term debt	(68,812)	(10,000)
Proceeds from issuance of common stock under dividend reinvestment and stock purchase plan	942	-
Proceeds from exercise of stock options	1,415	719
Tax benefit from stock compensation plans	87	93
Repurchase and retirement of common stock	(162)	(153)
Cash dividends paid	(4,064)	(3,841)
Net cash provided by (used in) financing activities	(28,149)	117,765

Net increase in cash and cash equivalents	10,984	46,128
Cash and cash equivalents, beginning of year	29,495	18,420
Cash and cash equivalents, end of period	$40,479	$64,548

Supplemental Information:
Cash paid for:
Interest	$8,390	$7,964
Income taxes	2,413	2,757
Noncash investing and financing activities:
Cash dividends payable	2,050	1,928
Loans transferred from portfolio to held-for-sale	350	610

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

The consolidated financial information included herein as of and for the periods ended June 30, 2012 and 2011 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2011 consolidated balance sheet was derived from the Corporation's December 31, 2011 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The components of other comprehensive income and the related tax effects are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities:
Change arising during period	$1,309	$18,104	$292	$10,097
Reclassification adjustment for gains included in net income	(3,613)	(122)	(3,505)	-
Net unrealized gains (losses) on available-for-sale securities	(2,304)	17,982	(3,213)	10,097
Tax effect	(915)	7,138	(1,276)	4,008
	(1,389)	10,844	(1,937)	6,089

Amortization included in net periodic pension cost:
Prior service cost	12	12	6	6
Net actuarial loss	332	132	166	66
	344	144	172	72
Tax effect	137	57	68	28
	207	87	104	44
Other comprehensive income (loss)	$(1,182)	$10,931	$(1,833)	$6,133

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/11	Change	6/30/12
	(in thousands)
Unrealized holding gains on available-for-sale securities	$23,330	$(1,389)	$21,941
Unrealized net actuarial loss and prior service cost on pension plan	(5,642)	207	(5,435)
Accumulated other comprehensive income	$17,688	$(1,182)	$16,506

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:		(in thousands)
State and municipals	$40,274	$2,552	$-	$42,826
Pass-through mortgage securities	5,427	464	-	5,891
Collateralized mortgage obligations	5,801	375	-	6,176
	$51,502	$3,391	$-	$54,893
Available-for-Sale Securities:
State and municipals	$293,654	$21,826	$(236)	$315,244
Pass-through mortgage securities	41,264	2,311	-	43,575
Collateralized mortgage obligations	422,483	13,215	(732)	434,966
	$757,401	$37,352	$(968)	$793,785

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:		(in thousands)
State and municipals	$43,091	$2,906	$-	$45,997
Pass-through mortgage securities	6,851	551	-	7,402
Collateralized mortgage obligations	12,143	535	-	12,678
	$62,085	$3,992	$-	$66,077
Available-for-Sale Securities:
U.S. government agencies	$5,000	$113	$-	$5,113
State and municipals	292,662	20,580	(47)	313,195
Pass-through mortgage securities	68,060	5,726	-	73,786
Collateralized mortgage obligations	489,546	12,933	(617)	501,862
	$855,268	$39,352	$(664)	$893,956

At June 30, 2012 and December 31, 2011, investment securities with a carrying value of $273,283,000 and $290,658,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by length of time the securities have been in a continuous unrealized loss position.

	June 30, 2012
	Less than
	12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$17,552	$(236)	$17,552	$(236)
Collateralized mortgage obligations	39,081	(732)	39,081	(732)
Total temporarily impaired	$56,633	$(968)	$56,633	$(968)

	December 31, 2011
	Less than
	12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$6,176	$(47)	$6,176	$(47)
Collateralized mortgage obligations	66,357	(617)	66,357	(617)
Total temporarily impaired	$72,533	$(664)	$72,533	$(664)

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

Because the unrealized losses reflected in the preceding tables are attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Proceeds	$102,687	$4,370	$97,579	$-

Gross gains	$4,248	$122	$4,140	$-
Gross losses	(635)	-	(635)	-
Net gains	$3,613	$122	$3,505	$-

The tax provisions related to these net realized gains were $1,434,000 and $48,000 for the six months ended June 30, 2012 and 2011, respectively, and $1,391,000 and $0 for the three months ended June 30, 2012 and 2011, respectively.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the investment securities portfolio at June 30, 2012.  State and municipal securities are included in the table at the earlier of their stated maturity or, if applicable, their pre-refunded date.  The mortgage-backed securities shown in the table are expected to have substantial periodic repayments.

	Amortized Cost	Fair Value
Held-to-Maturity Securities	(in thousands)
Within one year	$1,876	$1,882
After 1 through 5 years	12,297	12,997
After 5 through 10 years	22,619	24,181
After 10 years	3,482	3,766
Mortgage-backed securities	11,228	12,067
	$51,502	$54,893
Available-for-Sale Securities
Within one year	$1,521	$1,541
After 1 through 5 years	6,516	6,814
After 5 through 10 years	23,002	24,149
After 10 years	262,615	282,740
Mortgage-backed securities	463,747	478,541
	$757,401	$793,785

4 – LOANS

The following tables set forth by portfolio segment as of June 30, 2012 and December 31, 2011: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  They also set forth by portfolio segment the activity in the allowance for loan losses for the six and three months ended June 30, 2012 and 2011.  Construction and land development loans, if any, are included with commercial mortgages in the following tables.

	2012
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity Lines	Other	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$7	$3,898	$4,795	$387	$-	$9,087
Collectively evaluated for impairment	55,495	473,432	444,028	84,266	3,800	1,061,021
	$55,502	$477,330	$448,823	$84,653	$3,800	$1,070,108
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$224	$489	$-	$-	$713
Collectively evaluated for impairment	973	8,148	6,160	1,695	134	17,110
	$973	$8,372	$6,649	$1,695	$134	$17,823
Activity in allowance for loan losses:
Balance at 1/1/12	$699	$9,069	$5,228	$1,415	$161	$16,572
Chargeoffs	-	27	31	450	4	512
Recoveries	2	13	-	-	2	17
Provision for loan losses (credit)	272	(683)	1,452	730	(25)	1,746
Balance at 6/30/12	$973	$8,372	$6,649	$1,695	$134	$17,823

Activity in allowance for loan losses:
Balance at 4/1/12	$843	$8,977	$5,594	$1,675	$160	$17,249
Chargeoffs	-	27	31	-	-	58
Recoveries	-	8	-	-	1	9
Provision for loan losses (credit)	130	(586)	1,086	20	(27)	623
Balance at 6/30/12	$973	$8,372	$6,649	$1,695	$134	$17,823

	2011
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity Lines	Other	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$12	$3,949	$4,548	$975	$-	$9,484
Collectively evaluated for impairment	42,560	455,926	380,826	89,641	4,596	973,549
	$42,572	$459,875	$385,374	$90,616	$4,596	$983,033
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$357	$676	$-	$-	$1,034
Collectively evaluated for impairment	698	8,712	4,552	1,415	161	15,538
	$699	$9,069	$5,228	$1,415	$161	$16,572

Activity in allowance for loan losses:
Balance at 1/1/11	$803	$7,680	$4,059	$1,415	$57	$14,014
Chargeoffs	-	1,257	5	-	-	1,262
Recoveries	9	-	-	-	-	9
Provision for loan losses (credit)	(134)	1,623	414	(105)	85	1,883
Balance at 6/30/11	$678	$8,046	$4,468	$1,310	$142	$14,644

Activity in allowance for loan losses:
Balance at 4/1/11	$757	$8,457	$4,195	$1,301	$163	$14,873
Chargeoffs	-	1,257	5	-	-	1,262
Recoveries	4	-	-	-	-	4
Provision for loan losses (credit)	(83)	846	278	9	(21)	1,029
Balance at 6/30/11	$678	$8,046	$4,468	$1,310	$142	$14,644

For individually impaired loans, the following tables set forth by class of loans as of June 30, 2012 and December 31, 2011 the recorded investment, unpaid principal balance and related allowance.  They also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six and three months ended June 30, 2012 and 2011.

				Six Months Ended		Three Months Ended
	June 30, 2012			June 30, 2012		June 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$7	$7	$-	$10	$-	$8	$-
Commercial mortgages:
Other	2,528	2,528	-	2,544	72	2,537	27
Residential mortgages	2,448	2,448	-	2,332	60	2,319	29
Home equity lines	387	387	-	464	5	463	2
	5,370	5,370	-	5,350	137	5,327	58
With an allowance recorded:
Commercial mortgages:
Multifamily	1,370	1,370	224	1,382	-	1,375	-
Other	-	-	-	-	-	-	-
Residential mortgages	2,347	2,347	489	2,434	44	2,427	19
	3,717	3,717	713	3,816	44	3,802	19
Total:
Commercial and industrial	7	7	-	10	-	8	-
Commercial mortgages:
Multifamily	1,370	1,370	224	1,382	-	1,375	-
Other	2,528	2,528	-	2,544	72	2,537	27
Residential mortgages	4,795	4,795	489	4,766	104	4,746	48
Home equity lines	387	387	-	464	5	463	2
	$9,087	$9,087	$713	$9,166	$181	$9,129	$77

				Six Months Ended		Three Months Ended
	December 31, 2011			June 30, 2011		June 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(in thousands)
Commercial mortgages:
Multifamily	$740	$740	$-	$439	$-	$435	$-
Other	39	39	-	747	11	747	11
Residential mortgages	323	323	-	2,169	26	2,169	26
Home equity lines	975	975	-	851	8	851	8
	2,077	2,077	-	4,206	45	4,202	45
With an allowance recorded:
Commercial and industrial	12	12	1	23	1	22	-
Commercial mortgages:
Multifamily	1,393	1,393	312	-	-	-	-
Other	1,777	1,777	45	-	-	-	-
Residential mortgages	4,225	4,225	676	2,219	28	2,216	27
	7,407	7,407	1,034	2,242	29	2,238	27
Total:
Commercial and industrial	12	12	1	23	1	22	-
Commercial mortgages:
Multifamily	2,133	2,133	312	439	-	435	-
Other	1,816	1,816	45	747	11	747	11
Residential mortgages	4,548	4,548	676	4,388	54	4,385	53
Home equity lines	975	975	-	851	8	851	8
	$9,484	$9,484	$1,034	$6,448	$74	$6,440	$72

Interest income recorded by the Corporation on loans considered to be impaired was generally recognized using the accrual method of accounting.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	June 30, 2012
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$7	$-	$-	$7	$55,495	$55,502
Commercial mortgages:
Multifamily	-	-	-	1,370	1,370	249,511	250,881
Owner-occupied	-	-	-	-	-	84,065	84,065
Other	-	-	-	-	-	142,384	142,384
Residential mortgages	405	187	-	608	1,200	447,623	448,823
Home equity lines	-	-	-	340	340	84,313	84,653
Other	1	-	-	-	1	3,799	3,800
	$406	$194	$-	$2,318	$2,918	$1,067,190	$1,070,108

	December 31, 2011
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$42,572	$42,572
Commercial mortgages:
Multifamily	-	-	-	1,393	1,393	227,900	229,293
Owner-occupied	-	-	-	-	-	89,953	89,953
Other	-	-	-	-	-	140,629	140,629
Residential mortgages	649	-	-	843	1,492	383,882	385,374
Home equity lines	88	-	-	975	1,063	89,553	90,616
Consumer	3	-	-	-	3	4,593	4,596
	$740	$-	$-	$3,211	$3,951	$979,082	$983,033

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

At June 30, 2012 and December 31, 2011, the Bank had allocated $497,000 and $855,000, respectively, of its allowance for loan losses to specific troubled debt restructurings.  The Company had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

During the six months ended June 30, 2012, the Bank did not modify any loans in troubled debt restructurings.  For the six months ended June 30, 2011, the Bank modified certain loans in troubled debt restructurings.  The modifications included one or a combination of the following:  (1) interest rate changes; (2) interest only periods; (3) maturity date extensions; and (4) temporary reductions in the monthly payment.  Two modifications included a new interest rate lower than the current market rate for new debt with similar risk.  These modifications were for periods of 26.5 and 27.7 years and had pre-modification interest rates of 5.99% and 6.00% and post modification interest rates of 4.00% and 4.63%.  One modification involved extending the maturity date by 24 months and another modification involved a temporary reduction in the required monthly payment.

The following table presents information about loans modified in troubled debt restructurings during the periods indicated.

	Six Months Ended June 30, 2011			Three Months Ended June 30, 2011
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)
Loans modified during period:
Other commercial mortgages	2	$469	$469	1	$429	$429
Residential mortgages	2	1,393	1,393	1	1,203	1,203
	4	$1,862	$1,862	2	$1,632	$1,632

The troubled debt restructurings described in the above table resulted in a $233,000 provision for loan losses during the six and three months ended June 30, 2011.  There were no chargeoffs related to these loans.

There were no payment defaults during the six and three months ended June 30, 2012 and 2011 on loans modified in troubled debt restructurings during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Residential mortgage loans, home equity lines and other consumer loans are risk rated utilizing a three point rating system.  Loans in these categories that are on management’s watch list or have been criticized or classified by management are assigned the highest risk rating.  All other loans are risk rated based on Fair Isaac Corporation (“FICO”) scores.  A FICO score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required for new loans.  FICO scores for each borrower are updated at least annually.  The risk ratings along with their definitions are as follows:

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

June 30, 2012
Internally
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
		(in thousands)
1 - 2	$4,611	$-	$-	$-	$-
3 - 4	4,242	-	-	1,943	1,943
5 - 6	45,928	245,570	77,152	133,073	455,795
7	665	2,516	721	3,977	7,214
8	-	691	719	1,596	3,006
9	56	2,104	5,473	1,795	9,372
10	-	-	-	-	-
	$55,502	$250,881	$84,065	$142,384	$477,330

December 31, 2011
Internally
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
		(in thousands)
1 - 2	$4,911	$-	$-	$-	$-
3 - 4	3,720	-	-	1,986	1,986
5 - 6	33,604	222,136	82,870	130,476	435,482
7	325	5,024	1,018	4,699	10,741
8	-	-	537	1,652	2,189
9	12	2,133	5,528	1,816	9,477
10	-	-	-	-	-
	$42,572	$229,293	$89,953	$140,629	$459,875

The following tables present the recorded investment in residential mortgages, home equity lines, and other consumer loans by class of loans and credit quality indicator.

June 30, 2012
Internally
Assigned	Residential	Home
Risk Rating	Mortgages	Equity Lines	Other
	(in thousands)
1	$402,858	$70,405	$2,956
2	25,813	6,683	543
3	20,152	7,565	123
Not Rated	-	-	178
	$448,823	$84,653	$3,800

December 31, 2011
Internally
Assigned	Residential	Home
Risk Rating	Mortgages	Equity Lines	Other
	(in thousands)
1	$346,615	$74,968	$3,600
2	19,969	8,663	612
3	18,790	6,985	128
Not Rated	-	-	256
	$385,374	$90,616	$4,596

Non-rated loans in the above tables represent transaction account overdrafts.

5 - STOCK-BASED COMPENSATION

The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 128,769 shares remain available for grant as of June 30, 2012.  Equity grants to executive officers and directors under the 2006 Plan have historically consisted of a combination of nonqualified stock options (“NQSOs”) and RSUs, while equity grants to other officers have consisted solely of NQSOs.  Beginning with the January 2012 grant, the Corporation’s Board of Directors determined that equity compensation for all officers and directors will consist solely of RSUs.

Fair Value of Stock Option Awards. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  The following table presents the fair value of awards granted on January 25, 2011 as well as the assumptions utilized in determining such value.

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and subject to periodic adjustment throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based awards of $401,000 and $382,000 and recognized related income tax benefits of $159,000 and $152,000 in the first six months of 2012 and 2011, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of June 30, 2012, and changes during the six-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2012	449,504	$22.31
Exercised	(70,204)	20.16
Forfeited or expired	(688)	20.96
Outstanding at June 30, 2012	378,612	$22.71	5.08	$2,372
Exercisable at June 30, 2012	271,964	$21.78	4.17	$1,957

All options outstanding at June 30, 2012 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first six months of 2012 and 2011 was $470,000 and $440,000, respectively.

Restricted Stock Activity.  On January 24, 2012, the Corporation’s Board of Directors granted 29,824 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2014 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of RSUs granted represents the maximum number of shares into which the RSUs can be converted.  The following table presents a summary of the status of the Corporation’s nonvested shares as of June 30, 2012 and the changes in such shares during the six-month period then ended.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2012	30,023	$24.62
Granted	29,824	24.23
Nonvested at June 30, 2012	59,847	$24.43

Unrecognized Compensation Cost.  As of June 30, 2012, there was $1.5 million of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 2.49 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the six months ended June 30, 2012 and 2011 was $1,415,000 and $719,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the six months ended June 30, 2012 and 2011 was $123,000 and $24,000, respectively.

Other.  No cash was used to settle stock options during the first six months of 2012 or 2011.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Service cost, net of plan participant contributions	$450	$614	$225	$307
Interest cost	684	668	342	334
Expected return on plan assets	(1,130)	(1,044)	(565)	(522)
Amortization of prior service cost	12	12	6	6
Amortization of net actuarial loss	332	132	166	66
Net pension cost	$348	$382	$174	$191

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

The fair values of the Corporation’s investment securities designated as available-for-sale at June 30, 2012 and December 31, 2011 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at June 30, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$315,244	$-	$315,244	$-
Pass-through mortgage securities	43,575	-	43,575	-
Collateralized mortgage obligations	434,966	-	434,966	-
	$793,785	$-	$793,785	$-

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,113	$-	$5,113	$-
State and municipals	313,195	-	313,195	-
Pass-through mortgage securities	73,786	-	73,786	-
Collateralized mortgage obligations	501,862	-	501,862	-
	$893,956	$-	$893,956	$-

Assets measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, which include a loan held-for-sale and certain impaired loans, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting estimated holding costs, costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore typically result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted
		Prices
		in Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Loan held-for-sale - June 30, 2012
Residential mortgage	$100	$-	$-	$100

Impaired Loans - June 30, 2012
Residential mortgages	$425	$-	$-	$425
Multifamily commercial mortgages	805	-	-	805
	$1,230	$-	$-	$1,230

Impaired Loans - December 31, 2011
Residential mortgages	$507	$-	$-	$507
Multifamily commercial mortgages	805	-	-	805
	$1,312	$-	$-	$1,312

The held-for-sale loan set forth in the preceding table was nonaccruing, carried at fair value, had a cost basis of $100,000 and no related valuation allowance.

The impaired loans set forth in the preceding table had a principal balance of $1,630,000 and $1,651,000 at June 30, 2012 and December 31, 2011, respectively, and valuation allowances of $400,000 and $339,000, respectively.  During the six and three months ended June 30, 2012, the Corporation recorded provisions for loan losses of $61,000 and ($7,000), respectively, for impaired loans measured at fair value.  During the six and three months ended June 30, 2011, the Corporation recorded provisions for loan losses of $139,000 and $95,000, respectively, for impaired loans measured at fair value.

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

	Level of	June 30, 2012		December 31, 2011
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:		(in thousands)
Cash and cash equivalents	Level 1	$40,479	$40,479	$29,495	$29,495
Held-to-maturity securities	Level 2	51,502	54,893	62,085	66,077
Loans	Level 3	1,054,604	1,089,806	967,975	989,785
Restricted stock	Level 1	9,977	9,977	12,284	12,284
Accrued interest receivable:
Investment securities	Level 2	5,037	5,037	5,621	5,621
Loans	Level 3	3,528	3,528	3,401	3,401

Financial Liabilities:
Checking deposits	Level 1	463,436	463,436	435,517	435,517
Savings, NOW and money market deposits	Level 1	829,882	829,882	796,009	796,009
Time deposits	Level 2	267,924	276,826	271,342	280,791
Short-term borrowings	Level 1	36,298	36,298	102,227	102,227
Long-term debt	Level 2	192,500	203,488	207,500	223,731
Accrued interest payable:
Checking, savings, NOW and money
market deposits	Level 1	606	606	507	507
Time deposits	Level 2	3,407	3,407	2,902	2,902
Short-term borrowings	Level 1	1	1	2	2
Long-term debt	Level 2	566	566	787	787

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

8 - IMPACT OF NOT YET EFFECTIVE ACCOUNTING STANDARDS

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

Overview

Net income and earnings per share were $10.6 million and $1.18, respectively, for the first six months of 2012, representing increases over the same period last year of 11.8% and 10.3%, respectively.  For the second quarter of 2012, net income and earnings per share were $5.4 million and $.60, respectively, representing increases over the same quarter last year of 15.6% and 13.2%, respectively. Dividends per share increased by 4.5% from $.44 for the first six months of 2011 to $.46 for the current six-month period. Returns on average assets (ROA) and average equity (ROE) were 1.03% and 10.83%, respectively, for the first half of 2012 versus 1.08% and 11.46%, respectively, for the same period last year.

Analysis of Earnings – Six Months Ended June 30, 2012.  The increase in net income for the first six months of 2012 versus the same period last year is primarily attributable to an increase in net interest income on a tax-equivalent basis of $2,107,000, or 6.7%.  Partially offsetting the additional net interest income was a net loss of $338,000 on a deleveraging transaction and an increase in noninterest expense, before debt extinguishment costs, of $214,000, or 1.2%.  The deleveraging transaction is discussed hereinafter under the caption “Balance Sheet.”  The modest increase in noninterest expense was made possible through the employment of a variety of cost control measures and occurred despite significant asset growth, new branch openings and enhancement of the Bank’s risk management infrastructure.

The increase in net interest income on a tax-equivalent basis resulted from an increase in average interest-earning assets of $305.7 million, or 18.0%, as partially offset by a 36 basis point decrease in net interest margin from 3.72% for the first six months of 2011 to 3.36% for the current six month period.  The growth in average interest-earning assets is principally comprised of increases in average loans outstanding of $94.0 million, or 10.1%, nontaxable securities of $84.5 million, or 30.0%, and taxable securities of $135.7 million, or 29.2%.

The most significant sources of funding for the growth in the average balances of loans and securities were growth in the average balances of savings, NOW and money market deposits of $143.6 million, or 21.1%, noninterest-bearing checking deposits of $43.6 million, or 10.7%, and borrowings of $78.2 million, or 34.8%.

      Asset Quality. The Bank’s allowance for loan losses to gross loans (reserve coverage ratio) of 1.66% at June 30, 2012 was virtually unchanged from 1.68% at the beginning of the year.  The $1.7 million provision for loan losses for the first half of this year is primarily attributable to loan growth and a $450,000 chargeoff on one loan.  The $1.9 million provision for loan losses for the first half of 2011 was primarily attributable to loan growth and a $1.3 million chargeoff on one loan.

The credit quality of the Bank’s loan portfolio remains excellent, with nonaccrual loans, including the loan held-for-sale, amounting to only $2.4 million, or .23% of total loans, at June 30, 2012.  Additionally, loans delinquent 30 to 89 days amounted to only $600,000, or .06% of total loans.  Troubled debt restructurings remained stable during the first six months of 2012, amounting to $5.3 million at June 30, 2012.  Of these loans, $3.5 million are performing in accordance with their modified terms and $1.8 million are delinquent and included in the aforementioned amounts for delinquent and nonaccrual loans.  The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis.

      Capital.  The Corporation’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.85%, 20.50% and 21.76%, respectively, at June 30, 2012.  The strength of the Bank’s balance sheet, from both a capital and asset quality perspective, positions the Bank for continued growth in a measured and disciplined fashion.

Balance Sheet.  In the second quarter of this year, the Bank executed a deleveraging transaction and also refinanced a portion of its overnight borrowings with long-term debt.  These transactions were undertaken to bolster the Bank’s Tier 1 leverage capital ratio and potentially reduce the negative impact that an eventual increase in interest rates could have on the Bank’s earnings.

The deleveraging transaction involved using the proceeds from the sale of investment securities with a market value of $97.1 million to extinguish long-term debt with a redemption value of $68.8 million.  The excess proceeds on this transaction are currently intended to be utilized for lending in the months ahead.  The net loss of $338,000 on the deleveraging transaction resulted from the combination of $3.8 million in debt extinguishment costs and $3.5 million in securities gains.  The refinancing strategy involved the repayment of $50 million of overnight borrowings with approximately equal amounts of six and seven year term borrowings.

The deleveraging transaction positively impacts net interest income in that the yield on the securities sold was 2.80% and the interest cost of the debt extinguished was 3.24%, while the refinancing transaction negatively impacts net interest income in that the cost of the overnight borrowings was approximately 35 basis points and the cost of the long-term debt is approximately 170 basis points.  When taken together, the deleveraging and refinancing transactions should not significantly impact the Bank’s earnings.  The deleveraging transaction should positively impact the Bank’s Tier 1 leverage capital ratio by approximately 30 basis points in the upcoming quarter.

Key Strategic Initiatives.  Key strategic initiatives with respect to the Bank’s earnings prospects will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  In 2011, the Bank opened two full service branches on Long Island, one in Point Lookout and one in Massapequa, and is planning to open another full service branch in Lindenhurst, Long Island later this year.

Challenges We Face.  Interest rates are currently very low and have been for an extended period of time.  In addition, there is significant price competition for loans in the Bank’s marketplace.  The persistence of these factors could result in a continued decline in net interest margin.  If that were to occur, and management is unable to offset the impact by increasing the volume of interest-earning assets, expense savings or other measures, the Bank’s profitability could decline.

Commercial and residential real estate values have been negatively impacted by persistently high levels of unemployment and underemployment, a decline in household disposable income, foreclosures and commercial vacancies.  These factors present threats to the maintenance of loan quality.

The banking industry is currently faced with an ever-increasing number of new and complex regulatory requirements which are putting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,
		2012			2011
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$8,146	$9	.22%	$16,805	$15	.18%
Investment Securities:
Taxable	601,231	8,048	2.68	465,487	7,837	3.37
Nontaxable (1)	365,849	9,779	5.35	281,324	8,532	6.07
Loans (1) (2)	1,025,293	24,613	4.80	931,248	23,620	5.08
Total interest-earning assets	2,000,519	42,449	4.24	1,694,864	40,004	4.73
Allowance for loan losses	(17,540)			(14,670)
Net interest-earning assets	1,982,979			1,680,194
Cash and due from banks	27,173			26,161
Premises and equipment, net	23,062			21,059
Other assets	31,056			30,448
	$2,064,270			$1,757,862

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$825,676	1,929	.47	$682,070	1,827	.54
Time deposits	269,209	2,921	2.18	271,087	2,962	2.20
Total interest-bearing deposits	1,094,885	4,850	.89	953,157	4,789	1.01
Short-term borrowings	90,625	163	.36	33,519	66	.40
Long-term debt	212,692	3,760	3.56	191,558	3,580	3.77
Total interest-bearing liabilities	1,398,202	8,773	1.26	1,178,234	8,435	1.44
Checking deposits	448,988			405,415
Other liabilities	21,118			8,058
	1,868,308			1,591,707
Stockholders' equity	195,962			166,155
	$2,064,270			$1,757,862

Net interest income (1)		$33,676			$31,569
Net interest spread (1)			2.98%			3.29%
Net interest margin (1)			3.36%			3.72%

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

	Six Months Ended June 30,
	2012 Versus 2011
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$(8)	$4	$(2)	$(6)
Investment securities:
Taxable	2,285	(1,606)	(468)	211
Nontaxable	2,563	(1,012)	(304)	1,247
Loans	2,385	(1,265)	(127)	993
Total interest income	7,225	(3,879)	(901)	2,445

Interest Expense:
Savings, NOW & money market deposits	386	(239)	(45)	102
Time deposits	(21)	(29)	9	(41)
Short-term borrowings	113	(6)	(10)	97
Long-term debt	396	(204)	(12)	180
Total interest expense	874	(478)	(58)	338

Increase (decrease) in net interest income	$6,351	$(3,401)	$(843)	$2,107

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis increased by 6.7% from $31.6 million for the first six months of 2011 to $33.7 million for the current six month period.  The increase resulted from growth in average interest-earning assets of $305.7 million, or 18.0%. A portion of the positive impact of growth was offset by a 36 basis point decline in net interest margin from 3.72% for the first six months of 2011 to 3.36% for the current six month period.

The increase in average interest-earning assets occurred in all significant categories, with growth in average loans outstanding of $94.0 million, or 10.1%, nontaxable securities of $84.5 million, or 30.0%, and taxable securities of $135.7 million, or 29.2%.  Most of the growth in loans occurred in residential and commercial mortgage loans, with a smaller amount of growth in commercial and industrial loans.  Management believes that its continued success in growing loans is attributable to a variety of factors including, among others, targeted solicitation efforts, increased focus on multifamily lending, new and expanded programs for first lien home equity loans and jumbo residential mortgages, and a disruption of lending in the Bank’s marketplace caused by the distraction of some competitors by regulatory issues and the acquisition of others by larger financial institutions.  While the average balances in the Bank’s nontaxable and taxable securities portfolios grew significantly when comparing the first six months of this year to the same period last year, the size of both portfolios actually declined during the first half of 2012.  The declines occurred because of the deleveraging transaction, management’s desire to reduce interest rate risk and the fact that available funds were utilized to continue changing the composition of the balance sheet from securities to loans.   The 36 basis point decline in net interest margin occurred because loans continue to reprice and cash flows continue to be deployed in a low rate environment, and the resulting negative impact cannot be offset in any meaningful way with deposit rate reductions because there is little room to reduce deposit rates below current levels.  If interest rates persist at their current levels, further dilution of net interest margin could occur.

The most significant sources of funding for the growth in the loan and securities portfolios were growth in the average balances of savings, NOW and money market deposits of $143.6 million, or 21.1%, noninterest-bearing checking deposits of $43.6 million, or 10.7%, and borrowings of $78.2 million, or 34.8%. The Bank’s ability to continue to grow deposits is believed to be attributable to, among other things, expansion of the Bank’s branch distribution system, new and expanded lending relationships, the Bank’s positive reputation in its local marketplace, targeted solicitation efforts, volatility in the equity markets, and disruption in the Bank’s marketplace for the reasons previously discussed.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Excluding gains on sales of securities, noninterest income increased by $116,000, or 3.7%, when comparing the first half of 2012 to the same period last year.  The increase is largely attributable to increases in debit card and mortgage assignment fees and the fact that the 2011 period included a $50,000 loss on a loan held for sale.  Gains on sales of securities increased by $3.5 million when comparing the first half of 2012 to the same period last year as a result of the aforementioned deleveraging transaction.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense, before debt extinguishment costs, increased by $214,000, or 1.2%.  The modest increase in noninterest expense was made possible through the employment of a variety of cost control measures and occurred despite significant asset growth, new branch openings and enhancement of the Bank’s risk management infrastructure.  Debt extinguishment costs resulting from the aforementioned deleveraging transaction amounted to $3.8 million in the current six-month period.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 20.3% for the first six months of 2012 and 2011.  The stability of the effective tax rate is largely attributable to the fact that interest income on tax-exempt securities as a percentage of pre-tax income was relatively unchanged from period to period.

Results of Operations – Three Months Ended June 30, 2012 versus June 30, 2011

The increase in net income for the second quarter of 2012 versus the same quarter last year occurred for the same reasons discussed with respect to the six month periods and, additionally, because the provision for loan losses declined from just over $1 million in the second quarter of last year to $623,000 for the current quarter.  The smaller provision in the second quarter of this year is primarily attributable to a lower level of net chargeoffs.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s historical loss experience over a period of time is the starting point in making such estimates.  However, future losses could vary significantly from those experienced in the past and on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies; (2) economic conditions as judged by things such as national and unemployment levels, median home prices, and commercial vacancy rates in the Bank’s marketplace;  (3) trends in the nature and volume of loans; (4) concentrations of credit; (5) changes in lending policies and procedures; (6) experience, ability and depth of lending staff; (7) changes in quality of the loan review function; (8) environmental risks; and (9) loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

Asset Quality

The Corporation has identified certain assets as risk elements.  These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  The following table presents information about the Corporation’s risk elements.

	June 30,	December 31,
	2012	2011
	(dollars in thousands)
Nonaccrual loans (1)	$2,418	$3,211
Loans past due 90 days or more and still accruing	-	-
Foreclosed real estate	-	-
Total nonperforming assets	2,418	3,211
Troubled debt restructurings (2)	3,716	3,757
Total risk elements	$6,134	$6,968

Nonaccrual loans as a percentage of total loans	.23%	.33%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.23%	.33%
Risk elements as a percentage of total loans and foreclosed real estate	.57%	.71%

(1)	Includes loan held-for-sale and nonaccrual troubled debt restructurings
(2)	Excludes nonaccrual troubled debt restructurings

Potential Problem Loans.  At June 30, 2012, impaired loans totaled $9.2 million and included a $100,000 loan held-for-sale, all nonperforming loans and $6.8 million of loans that are still performing according to the contractual terms of the loan agreement.  In addition to impaired loans, there are $5.5 million of loans classified substandard that have a well-defined weakness or weaknesses that jeopardize their liquidation.  Management believes that the Corporation could sustain some loss on these loans if the identified deficiencies are not corrected.

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

The allowance for loan losses increased by $1.3 million during the first half of 2012, amounting to $17.8 million, or 1.66% of total loans, at June 30, 2012 compared to $16.6 million, or 1.68% of total loans, at December 31, 2011.  During the first half of 2012, the Bank had loan chargeoffs and recoveries of $512,000 and $17,000, respectively, and recorded a $1.7 million provision for loan losses.  The $1.7 million provision for loan losses for the first half of this year is primarily attributable to the combined impact of loan growth and a $450,000 chargeoff on one loan.  The $1.9 million provision for first half of 2011 was primarily attributable to loan growth and a $1.3 million chargeoff on one loan.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 94% of the Bank’s total loans outstanding at June 30, 2012.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  In the last few years, general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows.  The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities and pay cash dividends.  During the first half of 2012, the Corporation’s cash and cash equivalent position increased by $11.0 million from $29.5 million at December 31, 2011 to $40.5 million at June 30, 2012.  The increase occurred primarily because the cash provided by deposit growth, operations, deleveraging and additional long-term borrowings exceeded the cash used to grow the loan portfolio, repay short-term borrowings, and pay cash dividends.

 Liquidity.  The Bank has a Board approved Liquidity Policy and Liquidity Contingency Plan, which are intended to insure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At June 30, 2012, the Bank had approximately $656 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the securities and loan collateral in place at the FRB and FHLB of New York at June 30, 2012, the Bank had borrowing capacity of approximately $790 million.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 8.80%, 20.41% and 21.67%, respectively, at June 30, 2012 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of June 30, 2012.

Stockholders’ equity totaled $197.3 million at June 30, 2012, an increase of $8.0 million from $189.3 million at December 31, 2011.  The increase resulted primarily from the combined impact of net income of $10.6 million, the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans amounting to $2.4 million and the declaration of cash dividends of $4.1 million.

Recent Rulemakings.  In June 2012, the federal bank regulatory agencies jointly issued three proposed rules and one final rule affecting regulatory capital requirements.  The proposed rules will be referred to hereinafter as the Basel III Proposal, the Standardized Approach Proposal, and the Advanced Approaches Proposal, and the final rule will be referred to as the Market Risk Rule.

The Basel III Proposal applies to all banks, incorporates certain revisions made by the Basel Committee on Banking Supervision (“BCBS”) to international regulatory capital standards and is intended to improve the overall quality and quantity of banking organizations’ capital.  Among other things, the Basel III proposal revises the definition of regulatory capital components and, unlike current regulatory capital standards, includes in these components unrealized gains and losses on available-for-sale securities; adds a new common equity Tier 1 capital ratio with a minimum of 4.5%; increases the minimum Tier 1 risk-based capital ratio requirement from 4% to 6%; incorporates the revised regulatory capital requirements into the Prompt Corrective Action (“PCA”) framework and increases from 6% to 8% the Tier 1 risk-based capital ratio necessary to be considered well capitalized under the PCA framework; and implements a new capital conservation buffer of 2.5% that would limit the payment of capital distributions and certain discretionary bonus payments to executive officers and key risk takers if the banking organization does not hold certain amounts of common equity Tier 1 capital in addition to that needed to meet its minimum risk-based capital requirements.  There is a transition period for certain aspects of the Basel III Proposal, including the phase-out period for certain non-qualifying capital instruments, the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.  The Basel III Proposal is scheduled to become final in the third quarter of this year and would be phased in between 2013 and 2019.

The Standardized Approach Proposal applies to all banks, incorporates certain revisions made by the BCBS to international regulatory capital standards, implements certain aspects of the Dodd-Frank Act, enhances the risk sensitivity of the risk-weighted assets calculation and addresses weaknesses in the risk-weighted assets calculation identified in recent years.  Among other things, the Standardized Approach Proposal revises risk weights for residential mortgages based on loan-to-value ratios and certain product and underwriting features; increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments; and removes references in the regulatory capital rules to credit ratings consistent with Section 939A of the Dodd-Frank Act.  The Standardized Approach Proposal is scheduled to become final in the third quarter of this year and would become effective January 1, 2015.

The Market Risk Rule and Advanced Approaches Proposal do not apply to the Corporation because the Market Risk Rule only applies to banks with $1 billion or more in aggregate trading assets and liabilities or with aggregate trading assets and liabilities equal to 10 percent or more of their quarter-end total assets, and the Advanced Approaches Proposal only applies to banks with $250 billion or more in consolidated total assets.

Management is currently evaluating the impact that the changes set forth in the Basel III and Standardized Approach Proposals could have on the Corporation’s regulatory capital position, lines of business and profitability.

Impact of Not Yet Effective Accounting Standards

For a discussion regarding the impact of not yet effective accounting standards, see Note 8 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

The information provided in the following table is based on a variety of estimates and assumptions, the more significant of which are set forth hereinafter. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at June 30, 2012 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the twelve-month period ending June 30, 2013 assuming a static balance sheet and that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at June 30, 2012 and net interest income on a tax-equivalent basis for the twelve-month period ending June 30, 2013 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points.  The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of eight years.  In addition, rate changes are (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve, and (3) impact the repricing of all assets and liabilities, whether they reprice on a contractual or discretionary basis, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

			Net Interest Income
			Twelve-Month Period
	Net Portfolio Value at		Ending
	June 30, 2012		June 30, 2013
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$197,138	(8.7)%	$54,648	(18.9)%
+ 100 basis point rate shock	205,706	(4.8)	61,037	(9.5)
Base case (no rate change)	216,015	-	67,425	-
- 100 basis point rate shock	228,621	5.8	68,843	2.1
- 200 basis point rate shock	245,858	13.8	66,721	(1.0)

As shown in the preceding table, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period.  This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline and the impact could even become positive.  If the Bank does not increase its deposit rates at all, the impact should be positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.  Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points.  However, the positive impact of a decline in interest rates of 100 or 200 basis points is currently constrained by the fact that the annual percentage yields on most of the Bank’s deposit products are below 1%.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, or future results. During the six months ended June 30, 2012, there were no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K other than the recent regulatory capital rulemakings described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Capital”.  The risks described in the Annual Report on Form 10-K and this Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, could also have a material impact on the Company’s business, financial condition, or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

See Index of Exhibits below.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 9, 2012	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Vice President and Treasurer
(principal financial officer and principal accounting officer)