Form 10-Q
period 2012-09-30
FIRST OF LONG ISLAND CORP
filed 2012-11-09
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common stock, $.10 par value	8,981,670

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2012	2011

Assets:
Cash and due from banks	$39,707	$29,101
Temporary investments	457	394
Cash and cash equivalents	40,164	29,495

Investment securities:
Held-to-maturity (fair value of $51,016 and $66,077)	47,709	62,085
Available-for-sale	785,379	893,956
	833,088	956,041

Loan held-for-sale	550	-

Loans:
Commercial and industrial	53,861	42,572
Secured by real estate:
Commercial mortgages	491,411	459,875
Residential mortgages	497,373	385,374
Home equity lines	81,367	90,616
Construction and land development	1,039	-
Other	3,714	4,596
	1,128,765	983,033
Net deferred loan origination costs	4,244	2,826
	1,133,009	985,859
Allowance for loan losses	(18,560)	(16,572)
	1,114,449	969,287
Restricted stock, at cost	9,414	12,284
Bank premises and equipment, net	23,711	21,809
Bank-owned life insurance	13,537	13,165
Pension plan assets, net	6,126	6,132
Prepaid FDIC assessment	2,077	2,770
Other assets	10,051	11,424
	$2,053,167	$2,022,407
Liabilities:
Deposits:
Checking	$485,317	$435,517
Savings, NOW and money market	847,134	796,009
Time, $100,000 and over	179,524	174,691
Time, other	93,307	96,651
	1,605,282	1,502,868
Short-term borrowings	23,255	102,227
Long-term debt	195,000	207,500
Accrued expenses and other liabilities	10,525	9,347
Deferred income taxes payable	13,844	11,118
	1,847,906	1,833,060

Stockholders' Equity
Common stock, par value $.10 per share: Authorized 20,000,000 shares; Issued and outstanding, 8,962,687 and 8,793,932 shares	896	879
Surplus	41,574	37,507
Retained Earnings	142,284	133,273
	184,754	171,659
Accumulated other comprehensive income, net of tax	20,507	17,688
	205,261	189,347
	$2,053,167	$2,022,407

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011

Interest and dividend income:
Loans	$37,133	$35,740	$12,535	$12,133
Investment securities:
Taxable	11,102	12,284	3,045	4,432
Nontaxable	9,594	8,653	3,140	3,022
	57,829	56,677	18,720	19,587
Interest expense:
Savings, NOW and money market deposits	2,731	2,936	802	1,109
Time deposits	4,384	4,501	1,463	1,539
Short-term borrowings	175	76	12	10
Long-term debt	5,363	5,488	1,603	1,908
	12,653	13,001	3,880	4,566
Net interest income	45,176	43,676	14,840	15,021
Provision for loan losses	2,903	2,637	1,157	754
Net interest income after provision for loan losses	42,273	41,039	13,683	14,267

Noninterest income:
Investment Management Division income	1,218	1,161	392	367
Service charges on deposit accounts	2,318	2,437	744	818
Net gains on sales of available-for-sale securities	3,613	122	-	-
Other	1,393	1,131	517	384
	8,542	4,851	1,653	1,569
Noninterest expense:
Salaries	12,113	11,826	4,179	4,028
Employee benefits	3,948	3,962	1,275	1,363
Occupancy and equipment	5,361	5,406	1,794	1,730
Debt extinguishment	3,812	-	-	-
Other	6,473	6,049	2,230	1,919
	31,707	27,243	9,478	9,040

Income before income taxes	19,108	18,647	5,858	6,796
Income tax expense	3,766	3,918	1,071	1,510
Net income	$15,342	$14,729	$4,787	$5,286

Weighted average:
Common shares	8,892,044	8,752,892	8,936,537	8,774,502
Dilutive stock options and restricted stock units	85,726	96,312	94,118	77,896
	8,977,770	8,849,204	9,030,655	8,852,398
Earnings per share:
Basic	$1.73	$1.68	$.54	$.60
Diluted	$1.71	$1.66	$.53	$.60

Cash dividends declared per share	$.71	$.67	$.25	$.23

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011

Net income	$15,342	$14,729	$4,787	$5,286

Other comprehensive income:
Unrealized holding gains on available-for sale securities	4,158	30,791	6,462	12,809
Amortization of net actuarial loss and prior service cost included in net periodic pension cost	515	216	171	72
Other comprehensive income before income taxes	4,673	31,007	6,633	12,881
Income tax expense	1,854	12,308	2,632	5,113
Other comprehensive income	2,819	18,699	4,001	7,768
Comprehensive Income	$18,161	$33,428	$8,788	$13,054

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2012

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2012	8,793,932	$879	$37,507	$133,273	$17,688	$189,347
Net income				15,342		15,342
Other comprehensive income					2,819	2,819
Repurchase of common stock	(9,179)	(1)	(255)			(256)
Common stock issued under stock compensation plans, including tax benefit	122,281	12	2,276			2,288
Common stock issued under dividend reinvestment and stock purchase plan	55,653	6	1,437			1,443
Stock-based compensation			609			609
Cash dividend declared				(6,331)		(6,331)
Balance, September 30, 2012	8,962,687	$896	$41,574	$142,284	$20,507	$205,261

	Nine Months Ended September 30, 2011

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2011	8,707,665	$871	$35,526	$121,713	$(1,416)	$156,694
Net income				14,729		14,729
Other comprehensive income					18,699	18,699
Repurchase of common stock	(5,786)	(1)	(152)			(153)
Common stock issued under stock compensation plans, including tax benefit	85,031	9	1,237			1,246
Stock-based compensation			559			559
Cash dividend declared				(5,874)		(5,874)
Balance, September 30, 2011	8,786,910	$879	$37,170	$130,568	$17,283	$185,900

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011

Cash Flows From Operating Activities:
Net income	$15,342	$14,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,903	2,637
Loss on loan held-for-sale	-	75
Deferred income tax provision	870	578
Depreciation and amortization	2,100	2,025
Premium amortization on investment securities, net	6,784	3,604
Net gains on sales of available-for-sale securities	(3,613)	(122)
Debt extinguishment costs	3,812	-
Stock-based compensation expense	609	559
Accretion of cash surrender value on bank owned life insurance	(372)	(378)
Decrease in prepaid FDIC assessment	693	799
Pension expense	522	573
Decrease (increase) in other assets	1,373	(1,103)
Increase in accrued expenses and other liabilities	960	1,423
Net cash provided by operating activities	31,983	25,399

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	102,687	4,370
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	14,796	19,079
Available-for-sale	99,800	86,686
Purchases of investment securities:
Held-to-maturity	(327)	(410)
Available-for-sale	(93,015)	(242,377)
Proceeds from sale of loans held-for-sale	350	1,535
Net increase in loans	(148,964)	(64,393)
Net decrease (increase) in restricted stock	2,870	(78)
Purchases of premises and equipment, net	(4,002)	(2,945)
Net cash used in investing activities	(25,805)	(198,533)

Cash Flows From Financing Activities:
Net increase in deposits	102,414	211,079
Net decrease in short-term borrowings	(78,972)	(39,005)
Proceeds from long-term debt	62,500	27,500
Repayment of long-term debt	(78,812)	(12,000)
Proceeds from issuance of common stock under dividend reinvestment and stock purchase plan	1,443	-
Proceeds from exercise of stock options	2,183	1,153
Tax benefit from stock compensation plans	105	93
Repurchase and retirement of common stock	(256)	(153)
Cash dividends paid	(6,114)	(5,769)
Net cash provided by financing activities	4,491	182,898

Net increase in cash and cash equivalents	10,669	9,764
Cash and cash equivalents, beginning of year	29,495	18,420
Cash and cash equivalents, end of period	$40,164	$28,184

Supplemental Information:
Cash paid for:
Interest	$11,806	$12,099
Income taxes	2,526	3,331
Noncash investing and financing activities:
Cash dividends payable	2,240	2,021
Loans transferred from portfolio to held-for-sale	900	610

See notes to consolidated financial statements

N O T E S   T O   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

1- BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”), and subsidiaries wholly-owned by the Bank, either directly or indirectly: The First of Long Island Agency, Inc.; The First of Long Island REIT, Inc.; and FNY Service Corp.  The First of Long Island Agency, Inc. is a licensed insurance agency under the laws of the State of New York; The First of Long Island REIT, Inc. is a real estate investment trust; and FNY Service Corp. is an investment company.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

The consolidated financial information included herein as of and for the periods ended September 30, 2012 and 2011 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2011 consolidated balance sheet was derived from the Corporation's December 31, 2011 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2- COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Other comprehensive income for the Corporation consists of unrealized holding gains or losses on available-for-sale securities, changes in the funded status of the Bank’s defined benefit pension plan and amortization of net actuarial loss and prior service cost included in net periodic pension cost.  Accumulated other comprehensive income is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Unrealized holding gains on available-for-sale securities:
Change arising during period	$7,771	$30,913	$6,462	$12,809
Reclassification adjustment for gains included in net income	(3,613)	(122)	-	-
Net unrealized gains on available-for-sale securities	4,158	30,791	6,462	12,809
Tax effect	1,649	12,222	2,564	5,084
	2,509	18,569	3,898	7,725

Amortization included in net periodic pension cost:
Prior service cost	17	17	5	5
Net actuarial loss	498	199	166	67
	515	216	171	72
Tax effect	205	86	68	29
	310	130	103	43
Other comprehensive income	$2,819	$18,699	$4,001	$7,768

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/11	Change	9/30/12
	(in thousands)
Unrealized holding gains on available-for-sale securities	$23,330	$2,509	$25,839
Unrealized net actuarial loss and prior service cost on pension plan	(5,642)	310	(5,332)
Accumulated other comprehensive income	$17,688	$2,819	$20,507

3- INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:			(in thousands)
State and municipals	$37,998	$2,506	$-	$40,504
Pass-through mortgage securities	4,682	438	-	5,120
Collateralized mortgage obligations	5,029	363	-	5,392
	$47,709	$3,307	$-	$51,016
Available-for-Sale Securities:
State and municipals	$304,170	$26,098	$(86)	$330,182
Pass-through mortgage securities	38,935	2,486	-	41,421
Collateralized mortgage obligations	399,428	15,058	(710)	413,776
	$742,533	$43,642	$(796)	$785,379

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:			(in thousands)
State and municipals	$43,091	$2,906	$-	$45,997
Pass-through mortgage securities	6,851	551	-	7,402
Collateralized mortgage obligations	12,143	535	-	12,678
	$62,085	$3,992	$-	$66,077
Available-for-Sale Securities:
U.S. government agencies	$5,000	$113	$-	$5,113
State and municipals	292,662	20,580	(47)	313,195
Pass-through mortgage securities	68,060	5,726	-	73,786
Collateralized mortgage obligations	489,546	12,933	(617)	501,862
	$855,268	$39,352	$(664)	$893,956

At September 30, 2012 and December 31, 2011, investment securities with a carrying value of $287,592,000 and $290,658,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by length of time the securities have been in a continuous unrealized loss position.

	September 30, 2012
	Less than
	12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$10,877	$(86)	$10,877	$(86)
Collateralized mortgage obligations	39,663	(710)	39,663	(710)
Total temporarily impaired	$50,540	$(796)	$50,540	$(796)

	December 31, 2011
	Less than
	12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$6,176	$(47)	$6,176	$(47)
Collateralized mortgage obligations	66,357	(617)	66,357	(617)
Total temporarily impaired	$72,533	$(664)	$72,533	$(664)

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

Because the unrealized losses reflected in the preceding tables are attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Proceeds	$102,687	$4,370	$-	$-

Gross gains	$4,248	$122	$-	$-
Gross losses	(635)	-	-	-
Net gains	$3,613	$122	$-	$-

The tax provisions related to these net realized gains were $1,434,000 and $48,000 for the nine months ended September 30, 2012 and 2011, respectively.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the investment securities portfolio at September 30, 2012.  State and municipal securities are included in the table at the earlier of their stated maturity or, if applicable, their pre-refunded date.  The mortgage-backed securities shown in the table are expected to have substantial periodic repayments.

	Amortized Cost	Fair Value
Held-to-Maturity Securities	(in thousands)
Within one year	$944	$946
After 1 through 5 years	12,525	13,268
After 5 through 10 years	21,939	23,467
After 10 years	2,590	2,823
Mortgage-backed securities	9,711	10,512
	$47,709	$51,016
Available-for-Sale Securities
Within one year	$1,518	$1,538
After 1 through 5 years	6,170	6,456
After 5 through 10 years	28,619	30,202
After 10 years	267,863	291,986
Mortgage-backed securities	438,363	455,197
	$742,533	$785,379

4– LOANS

The following tables set forth by portfolio segment as of September 30, 2012 and December 31, 2011: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  They also set forth by portfolio segment the activity in the allowance for loan losses for the nine and three months ended September 30, 2012 and 2011.  Construction and land development loans, if any, are included with commercial mortgages in the following tables.

	2012
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity Lines	Other	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$49	$2,911	$5,837	$385	$-	$9,182
Collectively evaluated for impairment	53,812	489,539	491,536	80,982	3,714	1,119,583
	$53,861	$492,450	$497,373	$81,367	$3,714	$1,128,765
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$58	$896	$-	$-	$954
Collectively evaluated for impairment	822	8,608	6,530	1,538	108	17,606
	$822	$8,666	$7,426	$1,538	$108	$18,560
Activity in allowance for loan losses:
Balance at 1/1/12	$699	$9,069	$5,228	$1,415	$161	$16,572
Chargeoffs	5	440	47	450	4	946
Recoveries	3	18	8	-	2	31
Provision for loan losses (credit)	125	19	2,237	573	(51)	2,903
Balance at 9/30/12	$822	$8,666	$7,426	$1,538	$108	$18,560

Activity in allowance for loan losses:
Balance at 7/1/12	$973	$8,372	$6,649	$1,695	$134	$17,823
Chargeoffs	5	413	16	-	-	434
Recoveries	1	5	8	-	-	14
Provision for loan losses (credit)	(147)	702	785	(157)	(26)	1,157
Balance at 9/30/12	$822	$8,666	$7,426	$1,538	$108	$18,560

	2011
	Commercial	Commercial	Residential	Home
	& Industrial	Mortgages	Mortgages	Equity Lines	Other	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$12	$3,949	$4,548	$975	$-	$9,484
Collectively evaluated for impairment	42,560	455,926	380,826	89,641	4,596	973,549
	$42,572	$459,875	$385,374	$90,616	$4,596	$983,033
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$357	$676	$-	$-	$1,034
Collectively evaluated for impairment	698	8,712	4,552	1,415	161	15,538
	$699	$9,069	$5,228	$1,415	$161	$16,572

Activity in allowance for loan losses:
Balance at 1/1/11	$803	$7,680	$4,059	$1,415	$57	$14,014
Chargeoffs	-	1,257	8	-	23	1,288
Recoveries	114	-	6	-	-	120
Provision for loan losses (credit)	(259)	1,800	972	5	119	2,637
Balance at 9/30/11	$658	$8,223	$5,029	$1,420	$153	$15,483

Activity in allowance for loan losses:
Balance at 7/1/11	$678	$8,046	$4,468	$1,310	$142	$14,644
Chargeoffs	-	-	3	-	23	26
Recoveries	105	-	6	-	-	111
Provision for loan losses (credit)	(125)	177	558	110	34	754
Balance at 9/30/11	$658	$8,223	$5,029	$1,420	$153	$15,483

For individually impaired loans, the following tables set forth by class of loans at September 30, 2012 and December 31, 2011 the recorded investment, unpaid principal balance and related allowance.  They also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the nine and three months ended September 30, 2012 and 2011.

				Nine Months Ended		Three Months Ended
	September 30, 2012			September 30, 2012		September 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$49	$49	$-	$49	$2	$49	$2
Commercial mortgages:
Multifamily	730	730	-	735	35	731	14
Other	1,784	1,784	-	1,801	85	1,788	34
Residential mortgages	2,282	2,282	-	2,313	94	2,287	34
Home equity lines	385	385	-	388	6	385	1
	5,230	5,230	-	5,286	222	5,240	85
With an allowance recorded:
Multifamily commercial mortgages	397	397	58	404	45	399	45
Residential mortgages	3,555	3,555	896	3,584	105	3,563	61
	3,952	3,952	954	3,988	150	3,962	106
Total:
Commercial and industrial	49	49	-	49	2	49	2
Commercial mortgages:
Multifamily	1,127	1,127	58	1,139	80	1,130	59
Other	1,784	1,784	-	1,801	85	1,788	34
Residential mortgages	5,837	5,837	896	5,897	199	5,850	95
Home equity lines	385	385	-	388	6	385	1
	$9,182	$9,182	$954	$9,274	$372	$9,202	$191

				Nine Months Ended		Three Months Ended
	December 31, 2011			September 30, 2011		September 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(in thousands)
Commercial mortgages:
Multifamily	$740	$740	$-	$743	$21	$745	$11
Other	39	39	-	42	1	38	-
Residential mortgages	323	323	-	131	-	131	(26)
Home equity lines	975	975	-	851	2	851	(6)
	2,077	2,077	-	1,767	24	1,765	(21)
With an allowance recorded:
Commercial and industrial	12	12	1	22	1	18	-
Commercial mortgages:
Multifamily	1,393	1,393	312	1,426	-	1,417	-
Other	1,777	1,777	45	-	-	-	-
Residential mortgages	4,225	4,225	676	4,250	98	4,243	70
Home equity lines	-	-	-	100	-	100	-
Consumer	-	-	-	6	-	6	-
	7,407	7,407	1,034	5,804	99	5,784	70
Total:
Commercial and industrial	12	12	1	22	1	18	-
Commercial mortgages:
Multifamily	2,133	2,133	312	2,169	21	2,162	11
Other	1,816	1,816	45	42	1	38	-
Residential mortgages	4,548	4,548	676	4,381	98	4,374	44
Home equity lines	975	975	-	951	2	951	(6)
Consumer	-	-	-	6	-	6	-
	$9,484	$9,484	$1,034	$7,571	$123	$7,549	$49

Interest income recorded by the Corporation on loans considered to be impaired was generally recognized using the accrual method of accounting.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	September 30, 2012
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$53,861	$53,861
Commercial mortgages:
Multifamily	-	-	-	397	397	263,263	263,660
Owner-occupied	-	-	-	-	-	83,505	83,505
Other	-	-	-	-	-	145,285	145,285
Residential mortgages	207	-	-	2,183	2,390	494,983	497,373
Home equity lines	-	-	-	385	385	80,982	81,367
Other	5	-	-	-	5	3,709	3,714
	$212	$-	$-	$2,965	$3,177	$1,125,588	$1,128,765

	December 31, 2011
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$42,572	$42,572
Commercial mortgages:
Multifamily	-	-	-	1,393	1,393	227,900	229,293
Owner-occupied	-	-	-	-	-	89,953	89,953
Other	-	-	-	-	-	140,629	140,629
Residential mortgages	649	-	-	843	1,492	383,882	385,374
Home equity lines	88	-	-	975	1,063	89,553	90,616
Consumer	3	-	-	-	3	4,593	4,596
	$740	$-	$-	$3,211	$3,951	$979,082	$983,033

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

At September 30, 2012 and December 31, 2011, the Bank had allocated $318,000 and $855,000, respectively, of its allowance for loan losses to specific troubled debt restructurings and had no commitments to lend additional amounts to borrowers whose loans were modified in troubled debt restructurings.

For the nine months ended September 30, 2012, the Bank modified one loan in a troubled debt restructuring.  The modification converted a business line of credit to a term loan for a period of 3 years with a pre-modification interest rate of 4.75% and post modification interest rate of 5.75%.  For the nine months ended September 30, 2011, the Bank modified five loans in troubled debt restructurings.  The modifications included one or a combination of the following:  (1) interest rate changes; (2) interest only periods; (3) maturity date extensions; and (4) temporary reductions in the monthly payment.  Two modifications included a new interest rate lower than the current market rate for new debt with similar risk.  These modifications were for periods of 26.5 and 27.7 years and had pre-modification interest rates of 5.99% and 6.00% and post modification interest rates of 4.00% and 4.63%.  Another modification involved extending the maturity date by 24 months with interest only payments, while two other modifications involved temporary reductions in the required monthly payment.

The following table presents information about loans modified in troubled debt restructurings during the periods indicated.

	Nine Months Ended September 30, 2012			Three Months Ended September 30, 2012
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(dollars in thousands)
Loans modified during period:
Commercial & industrial	1	$49	$49	1	$49	$49
	1	$49	$49	1	$49	$49

	Nine Months Ended September 30, 2011			Three Months Ended September 30, 2011
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)
Loans modified during period:
Commercial mortgages:
Multifamily	2	$1,419	$1,419	1	$991	$991
Other	1	39	39	-	-	-
Residential mortgages	2	1,393	1,393	-	-	-
	5	$2,851	$2,851	1	$991	$991

The troubled debt restructurings described in the preceding tables did not result in any provisions for loan losses during the nine and three months ended September 30, 2012, but such loans did result in provisions for loan losses of $347,000 and $114,000, respectively, during the nine and three months ended September 30, 2011.  There were no chargeoffs related to these loans at the time of restructure.  In the third quarter of 2012, one loan that was restructured in the third quarter of 2011 was partially charged off and transferred to the held-for-sale category.  The chargeoff on this loan was in the amount of $413,000.

There were no payment defaults during the nine and three months ended September 30, 2012 and 2011 on loans modified in troubled debt restructurings during the twelve-month periods prior to the defaults.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

September 30, 2012
Internally
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$4,277	$-	$-	$-	$-
3 - 4	5,867	-	-	1,921	1,921
5 - 6	43,103	259,339	72,485	136,092	467,916
7	315	2,506	5,201	2,532	10,239
8	250	688	435	2,956	4,079
9	49	1,127	5,384	1,784	8,295
10	-	-	-	-	-
	$53,861	$263,660	$83,505	$145,285	$492,450

December 31, 2011
Internally
Assigned	Commercial	Commercial Mortgages
Risk Rating	and Industrial	Multifamily	Owner-occupied	Other	Total
	(in thousands)
1 - 2	$4,911	$-	$-	$-	$-
3 - 4	3,720	-	-	1,986	1,986
5 - 6	33,604	222,136	82,870	130,476	435,482
7	325	5,024	1,018	4,699	10,741
8	-	-	537	1,652	2,189
9	12	2,133	5,528	1,816	9,477
10	-	-	-	-	-
	$42,572	$229,293	$89,953	$140,629	$459,875

The following tables present the recorded investment in residential mortgages, home equity lines, and other consumer loans by class of loans and credit quality indicator.

September 30, 2012
Internally
Assigned	Residential	Home
Risk Rating	Mortgages	Equity Lines	Other
	(in thousands)
1	$448,760	$67,180	$2,677
2	25,113	6,287	660
3	23,500	7,900	155
Not Rated	-	-	222
	$497,373	$81,367	$3,714

December 31, 2011
Internally
Assigned	Residential	Home
Risk Rating	Mortgages	Equity Lines	Other
	(in thousands)
1	$346,615	$74,968	$3,600
2	19,969	8,663	612
3	18,790	6,985	128
Not Rated	-	-	256
	$385,374	$90,616	$4,596

Non-rated loans in the above tables represent transaction account overdrafts.

5 - STOCK-BASED COMPENSATION

The Corporation’s 2006 Stock Compensation Plan (the “2006 Plan”) permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 128,769 shares remain available for grant as of September 30, 2012.  Equity grants to executive officers and directors under the 2006 Plan have historically consisted of a combination of nonqualified stock options (“NQSOs”) and RSUs, while equity grants to other officers have consisted solely of NQSOs.  Beginning with the January 2012 grant, the Corporation’s Board of Directors determined that equity compensation for all officers and directors will consist solely of RSUs.

Fair Value of Stock Option Awards. The grant date fair value of option awards was estimated on the date of grant using the Black-Scholes option pricing model.  The following table presents the fair value of option awards granted on January 25, 2011 as well as the assumptions utilized in determining such value.

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and subject to periodic adjustment throughout the period to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based awards of $609,000 and $559,000 and recognized related income tax benefits of $242,000 and $222,000 in the first nine months of 2012 and 2011, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of September 30, 2012, and changes during the nine-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2012	449,504	$22.31
Exercised	(105,962)	20.60
Forfeited or expired	(688)	20.96
Outstanding at September 30, 2012	342,854	$22.84	4.88	$2,732
Exercisable at September 30, 2012	236,206	$21.82	3.86	$2,122

All options outstanding at September 30, 2012 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first nine months of 2012 and 2011 was $774,000 and $635,000, respectively.

Restricted Stock Activity.  On January 24, 2012, the Corporation’s Board of Directors granted 29,824 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2014 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of RSUs granted represents the maximum number of shares into which the RSUs can be converted.  The following table presents a summary of the status of the Corporation’s nonvested shares as of September 30, 2012 and the changes in such shares during the nine-month period then ended.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2012	30,023	$24.62
Granted	29,824	24.23
Nonvested at September 30, 2012	59,847	$24.43

Unrecognized Compensation Cost.  As of September 30, 2012, there was $1.3 million of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 2.30 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the nine months ended September 30, 2012 and 2011 was $2,183,000 and $1,153,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the nine months ended September 30, 2012 and 2011 was $142,000 and $24,000, respectively.

Other.  No cash was used to settle stock options during the first nine months of 2012 or 2011.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Service cost, net of plan participant contributions	$675	$920	$225	$306
Interest cost	1,026	1,002	342	334
Expected return on plan assets	(1,694)	(1,565)	(564)	(521)
Amortization of prior service cost	17	17	5	5
Amortization of net actuarial loss	498	199	166	67
Net pension cost	$522	$573	$174	$191

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

The fair values of the Corporation’s investment securities designated as available-for-sale at September 30, 2012 and December 31, 2011 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at September 30, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$330,182	$-	$330,182	$-
Pass-through mortgage securities	41,421	-	41,421	-
Collateralized mortgage obligations	413,776	-	413,776	-
	$785,379	$-	$785,379	$-

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,113	$-	$5,113	$-
State and municipals	313,195	-	313,195	-
Pass-through mortgage securities	73,786	-	73,786	-
Collateralized mortgage obligations	501,862	-	501,862	-
	$893,956	$-	$893,956	$-

Assets measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, which include a loan held-for-sale and certain impaired loans, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting estimated holding costs, costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore typically result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted
		Prices
		in Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Loan held-for-sale - September 30, 2012
Multifamily commercial mortgage	$550	$-	$-	$550

Impaired Loans - September 30, 2012
Residential mortgages	$1,162	$-	$-	$1,162

Impaired Loans - December 31, 2011
Residential mortgages	$507	$-	$-	$507
Multifamily commercial mortgages	805	-	-	805
	$1,312	$-	$-	$1,312

The held-for-sale loan set forth in the preceding table is a non accruing troubled debt restructuring carried at fair value.  It has a basis of $550,000 and no related valuation allowance.

The impaired loans set forth in the preceding table had a principal balance of $1,807,000 and $1,651,000 at September 30, 2012 and December 31, 2011, respectively, and valuation allowances of $645,000 and $339,000, respectively.  During the nine and three months ended September 30, 2012, the Corporation recorded provisions for loan losses of $470,000 and $409,000, respectively, for impaired loans measured at fair value.  During the nine and three months ended September 30, 2011, the Corporation recorded provisions for loan losses of $388,000 and $249,000, respectively, for impaired loans measured at fair value.

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

	Level of	September 30, 2012		December 31, 2011
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:		(in thousands)
Cash and cash equivalents	Level 1	$40,164	$40,164	$29,495	$29,495
Held-to-maturity securities	Level 2	47,709	51,016	62,085	66,077
Loans	Level 3	1,113,287	1,144,408	967,975	989,785
Restricted stock	Level 1	9,414	9,414	12,284	12,284
Accrued interest receivable:
Investment securities	Level 2	5,130	5,130	5,621	5,621
Loans	Level 3	3,698	3,698	3,401	3,401

Financial Liabilities:
Checking deposits	Level 1	485,317	485,317	435,517	435,517
Savings, NOW and money market deposits	Level 1	847,134	847,134	796,009	796,009
Time deposits	Level 2	272,831	281,970	271,342	280,791
Short-term borrowings	Level 1	23,255	23,255	102,227	102,227
Long-term debt	Level 2	195,000	206,866	207,500	223,731
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	676	676	507	507
Time deposits	Level 2	3,789	3,789	2,902	2,902
Short-term borrowings	Level 1	-	-	2	2
Long-term debt	Level 2	579	579	787	787

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

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly: The First of Long Island Agency, Inc.; FNY Service Corp.; and The First of Long Island REIT, Inc.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  Although the Bank’s primary service area is Nassau and Suffolk Counties, Long Island, the Bank does have three commercial banking branches in Manhattan.

Overview

Net income and earnings per share for the nine months ended September 30, 2012 were $15.3 million and $1.71, respectively, representing increases over the same period last year of 4.2% and 3.0%, respectively.  Dividends per share were $.71 for the nine months ended September 30, 2012, or 6% more than the $.67 per share declared in the same period last year. Returns on average assets (ROA) and average equity (ROE) for the nine months ended September 30, 2012 were 1.00% and 10.35%, respectively, versus 1.09% and 11.56%, respectively, for the same period last year.  An increase in average unrealized gains on available-for-sale securities accounts for a significant portion of the decline in ROE.

Analysis of Nine Month Earnings.  The increase in net income for the nine months ended September 30, 2012 versus the same period last year is primarily attributable to an increase in net interest income of $1.5 million, or 3.4%, an increase in noninterest income, excluding securities gains, of $200,000, or 4.2%, and a $152,000 decrease in income tax expense.  Partially offsetting the positive earnings impact of these items was a net loss of $338,000 on a deleveraging transaction executed in the second quarter of this year, an increase in noninterest expense, before debt extinguishment costs, of $652,000, or 2.4%, and a $266,000 increase in the provision for loan losses.

The increase in net interest income resulted from an increase in average interest-earning assets of $243.7 million, or 14.0%, as partially offset by a 31 basis point decline in net interest margin.  Net interest margin declined from 3.67% for the nine months ended September 30, 2011 to 3.36% for the current nine-month period as loans repriced and available cash flows were deployed in a very low interest rate environment.  The growth in average interest-earning assets is principally comprised of increases in average loans outstanding of $112.6 million, or 12.0%, nontaxable securities of $72.3 million, or 24.7%, and taxable securities of $66.8 million, or 13.5%.

The most significant sources of funding for the growth in the average balances of loans and securities were growth in the average balances of savings, NOW and money market deposits of $113.1 million, or 15.8%, noninterest-bearing checking deposits of $45.3 million, or 11.0%, and borrowings of $49.6, or 22.1%.

Asset Quality.  The Bank’s allowance for loan losses to gross loans (reserve coverage ratio) was 1.64% at September 30, 2012 compared to 1.68% at the beginning of the year.  The $2.9 million provision for loan losses for the nine months ended September 30, 2012 is mostly attributable to loan growth and $863,000 of chargeoffs on two loans.  The $2.6 million provision for loan losses for the nine months ended September 30, 2011 was mostly attributable to loan growth and a $1.3 million chargeoff on one loan.

The credit quality of the Bank’s loan portfolio remains excellent, with nonaccrual loans, excluding the loan held-for-sale, amounting to only $3.0 million, or .26% of total loans, at September 30, 2012.  Additionally, loans delinquent 30 to 89 days amounted to only $212,000, or .02% of total loans.  Troubled debt restructurings declined from $5.4 million at the beginning of the year to $4.4 million at the end of the current period primarily because one such loan was partially charged off and transferred to the held-for-sale category.  Of the $4.4 million of troubled debt restructurings outstanding at September 30, 2012, $3.5 million are performing in accordance with their modified terms and $.8 million are delinquent and included in the aforementioned amounts for delinquent and nonaccrual loans.  The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of high quality, general obligation municipal securities rated AA or better by major rating agencies.  In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis.

Capital.  The Corporation’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 9.26%, 19.14% and 20.39%, respectively, at September 30, 2012.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Balance Sheet.  In the second quarter of this year, the Bank executed a deleveraging transaction and also refinanced a portion of its overnight borrowings with long-term debt.  These transactions were undertaken to bolster the Bank’s Tier 1 leverage capital ratio and potentially reduce the negative impact that an eventual increase in interest rates could have on the Bank’s earnings.

The deleveraging transaction involved using the proceeds from the sale of investment securities with a market value of $97.1 million to extinguish long-term debt with a redemption value of $68.8 million.  The excess proceeds on this transaction were initially used to repay short-term borrowings and, to the extent possible, will eventually be used to fund loan growth.  The net loss of $338,000 on the deleveraging transaction resulted from the combination of $3.8 million in debt extinguishment costs and $3.5 million in securities gains.  The refinancing strategy involved the repayment of $50 million of overnight borrowings with approximately equal amounts of six and seven year term borrowings.

On an ongoing basis, the deleveraging transaction should positively impact net interest income in that the yield on the securities sold was 2.80%, the interest cost on the extinguished debt was 3.24%, and the yield to be earned on the reinvestment of the excess proceeds should not differ significantly from that of the securities sold.  The refinancing transaction negatively impacts net interest income in that the cost of the overnight borrowings was approximately 35 basis points and the cost of the long-term debt is approximately 170 basis points.  When taken together, the deleveraging and refinancing transactions should not significantly impact the Bank’s future earnings.  The deleveraging transaction positively impacted the Corporation’s Tier 1 leverage capital ratio which, despite third quarter balance sheet growth, increased from 8.85% at the close of the second quarter to 9.26% at the close of the current quarter.

Key Strategic Initiatives.  Key strategic initiatives with respect to the Bank’s earnings prospects will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  In 2011, the Bank opened two full service branches on Long Island, one in Point Lookout and one in Massapequa, and is planning to open another full service branch in Lindenhurst, Long Island in the upcoming quarter.

Challenges We Face.  Interest rates are currently very low and are expected to be low for an extended period of time.  In addition, there is significant price competition for loans in the Bank’s marketplace.  The persistence of these factors could result in a further decline in net interest margin.  If that were to occur, and management is unable to offset the impact by increasing the volume of interest-earning assets, expense savings or other measures, the Bank’s profitability could decline.

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

	Nine Months Ended September 30,
	2012			2011
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends (1)	Rate (1)	Balance	Dividends (1)	Rate (1)
Assets	(dollars in thousands)
Interest-bearing bank balances	$10,002	$15	.20%	$17,967	$31	.23%
Investment Securities:
Taxable	562,527	11,087	2.63	495,744	12,253	3.30
Nontaxable	364,718	14,536	5.31	292,410	13,111	5.98
Loans (2)	1,052,934	37,155	4.71	940,346	35,762	5.07
Total interest-earning assets	1,990,181	62,793	4.21	1,746,467	61,157	4.67
Allowance for loan losses	(17,792)			(14,764)
Net interest-earning assets	1,972,389			1,731,703
Cash and due from banks	27,107			26,177
Premises and equipment, net	23,158			21,315
Other assets	30,879			30,379
	$2,053,533			$1,809,574

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$831,363	2,731	.44	$718,230	2,936	.55
Time deposits	269,994	4,384	2.17	272,888	4,501	2.21
Total interest-bearing deposits	1,101,357	7,115	.86	991,118	7,437	1.00
Short-term borrowings	66,246	175	.35	27,699	76	.37
Long-term debt	207,929	5,363	3.45	196,916	5,488	3.73
Total interest-bearing liabilities	1,375,532	12,653	1.23	1,215,733	13,001	1.43
Checking deposits	458,840			413,525
Other liabilities	21,246			10,015
	1,855,618			1,639,273
Stockholders' equity	197,915			170,301
	$2,053,533			$1,809,574

Net interest income		$50,140			$48,156
Net interest spread			2.98%			3.24%
Net interest margin			3.36%			3.67%

(1)
Tax-equivalent basis.  Interest income, net interest income, average rates, net interest spread and net interest margin on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income.  The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in each period presented, based on a Federal income tax rate of 34%.

(2)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

Rate/Volume Analysis.  The following table sets forth the effect of changes in volumes, rates and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30,
	2012 Versus 2011
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$(14)	$(4)	$2	$(16)
Investment securities:
Taxable	1,651	(2,482)	(335)	(1,166)
Nontaxable	3,242	(1,457)	(360)	1,425
Loans	4,282	(2,580)	(309)	1,393
Total interest income	9,161	(6,523)	(1,002)	1,636

Interest Expense:
Savings, NOW & money market deposits	463	(579)	(89)	(205)
Time deposits	(48)	(74)	5	(117)
Short-term borrowings	106	(3)	(4)	99
Long-term debt	307	(414)	(18)	(125)
Total interest expense	828	(1,070)	(106)	(348)

Increase (decrease) in net interest income	$8,333	$(5,453)	$(896)	$1,984

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis increased by $2.0 million, or 4.1%, from $48.2 million for the first nine months of 2011 to $50.1 million for the current nine month period.  The increase resulted from growth in average interest-earning assets of $243.7 million, or 14.0%, and, to a lesser extent, an increase in the tax benefit derived from the Bank’s nontaxable securities portfolio based on growth in the portfolio.  The positive impact on tax-equivalent net interest income of these items was partially offset by a 31 basis point decline in net interest margin from 3.67% for the first nine months of 2011 to 3.36% for the current nine-month period.  The decline in net interest margin occurred as loans repriced and available cash flows were deployed in a very low interest rate environment.

The growth in average interest-earning assets is principally comprised of increases in average loans outstanding of $112.6 million, or 12.0%, nontaxable securities of $72.3 million, or 24.7%, and taxable securities of $66.8 million, or 13.5%.  Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well. Management believes that its continued success in growing loans is attributable to a variety of factors including, among others, targeted solicitation efforts, increased focus on multifamily lending, new and expanded programs for first-lien home equity loans and jumbo residential mortgages and the Bank’s positive reputation in its marketplace.  Home equity loans are included in residential mortgages on the Bank’s balance sheet.  While the average balances of the Bank’s nontaxable and taxable securities portfolios grew significantly when comparing the first nine months of this year to the same period last year, the size of the total securities portfolios actually declined during the first nine months of 2012.  The decline occurred because of the aforementioned deleveraging transaction and the deployment of available funds, when possible, into loans rather than securities.  Management’s continued efforts to make loans a larger portion of total assets and the ongoing management of deposit and borrowing costs have helped to mitigate the negative impact of the low interest rate environment and contributed to maintaining a relatively stable net interest margin throughout the current nine month period.  In the first, second and third quarters of this year, net interest margin was 3.37%, 3.36% and 3.35%, respectively.

The most significant sources of funding for the growth in the average balances of loans and securities were growth in the average balances of savings, NOW and money market deposits of $113.1 million, or 15.8%, noninterest-bearing checking deposits of $45.3 million, or 11.0%, and borrowings of $49.6 million, or 22.1%.  The Bank’s ability to continue to grow deposits is believed to be attributable to, among other things, targeted solicitation efforts, expansion of the Bank’s branch distribution system, new and expanded lending relationships, the Bank’s positive reputation in its marketplace, volatility in the equity markets and the acquisition of some local competitors by larger financial institutions.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Excluding gains on sales of securities, noninterest income increased $200,000, or 4.2%, when comparing the first nine months of 2012 to the same period last year.  The increase is primarily attributable to an increase in assignment fees associated with refinanced commercial mortgages, an increase in commissions earned on the sale of mutual funds and annuities and a decrease in losses on loans held-for-sale.  Gains on sales of securities increased by $3.5 million when comparing the first nine months of 2012 to the same period last year as a result of the deleveraging transaction.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense, before debt extinguishment costs, increased $652,000, or 2.4%, largely because of an increase in salaries of $287,000, or 2.4%, costs incurred to promote home equity loans, and increases in legal and problem loan expenses.  Salaries increased because of normal annual salary adjustments and expansion of the Bank’s branch distribution system.  Debt extinguishment costs resulting from the aforementioned deleveraging transaction amounted to $3.8 million in the current nine-month period.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 19.7% for the first nine months of 2012 versus 21.0% for the comparable period in 2011.  The effective tax rate decreased largely because interest income on tax-exempt securities became a larger percentage of income before income taxes.

Results of Operations – Third Quarter Comparison

For the third quarter of 2012, net income and earnings per share were $4.8 million and $.53, respectively, representing decreases versus the same quarter last year of 9.4% and 11.7%, respectively.

The decrease in net income for the third quarter of 2012 versus the same quarter last year is primarily attributable to a decrease in net interest income of $181,000, or 1.2%, an increase in the provision for loan losses of $403,000, and an increase in noninterest expense of $438,000, or 4.8%. The negative earnings impact of these items was partially offset by a related decrease in income tax expense of $439,000 and an increase in noninterest income of $84,000, or 5.4%.

The decline in net interest income occurred because the negative impact of a 24 basis point decline in net interest margin for the quarter more than offset the positive impact of quarterly growth in average interest-earnings assets of 6.6%.  The provision for loan losses increased for the current quarter primarily because the quarter includes a larger amount of loan growth and a $413,000 chargeoff on one loan transferred to the held-for-sale category.  The increase in noninterest expense occurred for the same reasons discussed with respect to the nine-month periods and because of increases in marketing expense, data processing expense and recruiting fees.  One cause of the increase in data processing expense was a one-time credit received from the Bank’s data processing provider in the third quarter of last year.  The increase in noninterest income occurred for the same reasons discussed with respect to the nine-month periods.

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

The Bank’s Allowance for Loan Losses Committee, which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review function.  In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the Allowance for Loan Losses Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the OCC, the Bank’s primary federal banking regulator, whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s historical loss experience over a period of time is the starting point in making such estimates.  However, future losses could vary significantly from those experienced in the past, and accordingly on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies; (2) economic conditions as judged by things such as median home prices and commercial vacancy rates in the Bank’s service area and national and local unemployment levels;  (3) trends in the nature and volume of loans; (4) concentrations of credit; (5) changes in lending policies and procedures; (6) experience, ability and depth of lending staff; (7) changes in quality of the loan review function; (8) environmental risks; and (9) loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

	2012	2011
	(dollars in thousands)
Nonaccrual loans (1)	$3,515	$3,211
Loans past due 90 days or more and still accruing	-	-
Foreclosed real estate	-	-
Total nonperforming assets	3,515	3,211
Troubled debt restructurings (2)	3,742	3,757
Total risk elements	$7,257	$6,968

Nonaccrual loans as a percentage of total loans	.31%	.33%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.31%	.33%
Risk elements as a percentage of total loans and foreclosed real estate	.64%	.71%

(1)	Includes loan held-for-sale and nonaccrual troubled debt restructurings
(2)	Excludes nonaccrual troubled debt restructurings

Potential Problem Loans.  At September 30, 2012, impaired loans totaled $9.2 million and were comprised of all nonperforming loans and $6.2 million of loans that were still performing according to the contractual terms of their original or modified loan agreements.  In addition to impaired loans, there were $5.4 million of loans classified substandard that have a well-defined weakness or weaknesses that jeopardize their liquidation.  Management believes that the Corporation could sustain some loss on these loans if the identified deficiencies are not corrected.

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

The allowance for loan losses increased $2.0 million during the first nine months of 2012, amounting to $18.6 million, or 1.64% of total loans, at September 30, 2012 compared to $16.6 million, or 1.68% of total loans, at December 31, 2011.  During the first nine months of 2012, the Bank had loan chargeoffs and recoveries of $946,000 and $31,000, respectively, and recorded a $2.9 million provision for loan losses.  The $2.9 million provision for loan losses for the first nine months of this year is mostly attributable to loan growth and $863,000 of chargeoffs on two loans.  The $2.6 million provision for loan losses for the first nine months of 2011 was mostly attributable to loan growth and a $1.3 million chargeoff on one loan.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at September 30, 2012.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  In the last few years, general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows.  The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities and pay cash dividends.  During the first nine months of 2012, the Corporation’s cash and cash equivalent position increased by $10.7 million from $29.5 million at December 31, 2011 to $40.2 million at September 30, 2012.  The increase occurred primarily because the cash provided by reducing the size of the securities portfolio, deposit growth and operations exceeded the cash used to grow the loan portfolio, reduce short and long-term borrowings and pay cash dividends.  The size of the securities portfolio decreased because of the deleveraging transaction and because, when possible, available funds were deployed into loans rather than securities.   Short-term borrowings declined largely because of the deleveraging transaction and the refinancing of overnight borrowings with long-term debt.

 Liquidity.  The Bank has a Board approved Liquidity Policy and Liquidity Contingency Plan, which are intended to insure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At September 30, 2012, the Bank had approximately $504 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the securities and loan collateral in place at the FRB and FHLB at September 30, 2012, the Bank had borrowing capacity of approximately $750 million.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 9.23%, 19.06% and 20.32%, respectively, at September 30, 2012 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds at September 30, 2012.

Stockholders’ equity totaled $205.3 million at September 30, 2012, an increase of $15.9 million from $189.3 million at December 31, 2011.  The increase resulted primarily from the combined impact of net income of $15.3 million; the issuance of shares under the Corporation’s stock-based compensation plan and dividend reinvestment and stock purchase plan amounting to $3.7 million; an increase in unrealized gains on available-for-sale securities, net of income tax, of $2.5 million; and the declaration of cash dividends of $6.3 million.

Impact of Not Yet Effective Accounting Standards

For a discussion regarding the impact of not yet effective accounting standards, see Note 8 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Recent Event

Recent Capital Rulemakings.  In June 2012, the federal bank regulatory agencies jointly issued three proposed rules and one final rule affecting regulatory capital requirements.  The proposed rules will be referred to hereinafter as the Basel III Proposal, the Standardized Approach Proposal, and the Advanced Approaches Proposal, and the final rule will be referred to as the Market Risk Rule.

The Basel III Proposal applies to all banks, incorporates certain revisions made by the Basel Committee on Banking Supervision (“BCBS”) to international regulatory capital standards and is intended to improve the overall quality and quantity of capital maintained by banking organizations.  Among other things, the Basel III proposal revises the definition of regulatory capital components and, unlike current regulatory capital standards, includes in these components unrealized gains and losses on available-for-sale securities; adds a new common equity Tier 1 capital ratio with a minimum of 4.5%; increases the minimum Tier 1 risk-based capital ratio requirement from 4% to 6%; incorporates the revised regulatory capital requirements into the Prompt Corrective Action (“PCA”) framework and increases from 6% to 8% the Tier 1 risk-based capital ratio necessary to be considered well capitalized under the PCA framework; and implements a new capital conservation buffer of 2.5% that would limit the payment of capital distributions and certain discretionary bonus payments to executive officers and key risk takers if the banking organization does not hold certain amounts of common equity Tier 1 capital in addition to that needed to meet its minimum risk-based capital requirements.  There is a transition period for certain aspects of the Basel III Proposal, including the phase-out period for certain non-qualifying capital instruments, the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.  The Basel III Proposal is scheduled to become final in the fourth quarter of this year and would be phased in between 2013 and 2019.

The Standardized Approach Proposal applies to all banks, incorporates certain revisions made by the BCBS to international regulatory capital standards, implements certain aspects of the Dodd-Frank Act, enhances the risk sensitivity of the risk-weighted assets calculation and addresses weaknesses in the risk-weighted assets calculation identified in recent years.  Among other things, the Standardized Approach Proposal revises risk weights for residential mortgages based on loan-to-value ratios and certain product and underwriting features; increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments; and removes references in the regulatory capital rules to credit ratings consistent with Section 939A of the Dodd-Frank Act.  The Standardized Approach Proposal is scheduled to become final in the fourth quarter of this year and would become effective January 1, 2015.

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

Recent Storm Related Events.  Hurricane Sandy, which occurred in late October, resulted in considerable damage throughout our market area and adversely affected the collateral properties securing some of our loans and may have affected the ability of some of our borrowers to repay their obligations to the Bank according to contractual terms.  Additionally, power outages caused by the storm temporarily interrupted our ability to open some of our branches.  As a result, delinquent loans, nonaccrual loans, troubled debt restructurings and loan losses may escalate and we may incur business interruption losses.  The Bank is generally named as loss payee on hazard and flood insurance policies covering collateral properties and carries both mortgage impairment and business interruption insurance.    These polices should help to mitigate any losses that the Bank may otherwise sustain.  However, because the storm is a very recent occurrence, management does not yet have sufficient factual information to quantify the magnitude of any potential negative impact that the storm may have on the Bank’s business, financial condition, or results of operations.

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

The information provided in the following table is based on a variety of estimates and assumptions, the more significant of which are set forth hereinafter. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at September 30, 2012 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income on a tax-equivalent basis for the twelve-month period ending September 30, 2013 assuming a static balance sheet and that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels.  For purposes of the base case, nonmaturity deposits are included in the calculation of net portfolio value at their carrying amount.  The rate change information in the table shows estimates of net portfolio value at September 30, 2012 and net interest income on a tax-equivalent basis for the twelve-month period ending September 30, 2013 assuming rate changes of plus 100 and 200 basis points and minus 100 and 200 basis points.  The changes in net portfolio value from the base case have not been tax affected.  In addition, cash flows for nonmaturity deposits are based on a decay or runoff rate of eight years.  In addition, rate changes are (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve, and (3) impact the repricing of all assets and liabilities, whether they reprice on a contractual or discretionary basis, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

			Net Interest Income
			Twelve-Month Period
	Net Portfolio Value at		Ending
	September 30, 2012		September 30, 2013
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)

+ 200 basis point rate shock	$202,005	(7.6)%	$53,166	(19.4)%
+ 100 basis point rate shock	209,451	(4.2)	59,546	(9.7)
Base case (no rate change)	218,684	-	65,925	-
- 100 basis point rate shock	230,647	5.5	66,898	1.5
- 200 basis point rate shock	246,714	12.8	64,750	(1.8)

As shown in the preceding table, an immediate increase in interest rates of 100 or 200 basis points would have a negative effect on net interest income over a one-year time period.  This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities.  However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline and the impact could even become positive.  If the Bank does not increase its deposit rates at all, the impact should be positive.  Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.  Generally, the reverse should be true of an immediate decrease in interest rates of 100 or 200 basis points.  However, the potential positive impact of a decline in interest rates of 100 basis points is constrained by the fact that the annual percentage yields on most of the Bank’s deposit products are below 1%.  Additionally, a decline in interest rates of 200 basis points should negatively impact net interest income, as the yields on securities and loans should decline more than the yields on deposits.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment securities portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  We provide greater detail regarding some of these factors in “Item 1A.  Risk Factors” included in Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 and Part II of this Form 10-Q.  Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, or results of operations. During the nine months ended September 30, 2012, there were no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K other than those described below.  The risks described in the Annual Report on Form 10-K and this Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, could also have a material impact on the Company’s business, financial condition, or results of operations.

Recent Regulatory Capital Rulemakings.  See the discussion of recent regulatory capital rulemakings included in the “Capital” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q.

Recent Storm Related Events.  See the discussion of recent storm related events included in the “Recent Events” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

See Index of Exhibits below.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 9, 2012	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Vice President and Treasurer
(principal financial officer and principal accounting officer)