Form 10-K
period 2012-12-31
FIRST OF LONG ISLAND CORP
filed 2013-03-18
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________  to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2012, the last business day of the Corporation’s most recently completed second fiscal quarter, was $232,617,483.  This value was computed by reference to the price at which the stock was last sold on June 30, 2012 and excludes $25,557,334 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, February 28, 2013
Common Stock, $.10 par value	9,047,703

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013 are incorporated by reference into Part III.

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

All of the financial operations of the Corporation are aggregated in one reportable operating segment.  All revenues are attributed to and all long-lived assets are located in the United States.

The Bank’s revenues are derived principally from interest on loans and investment securities, service charges and fees on deposit accounts and income from investment management and trust services.

The Bank did not commence, abandon or significantly change any of its lines of business during 2012.

Market Served and Products Offered

The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies and other organizations primarily in Nassau and Suffolk Counties, Long Island, New York.  Additionally, the Bank has two commercial banking branches in Manhattan.  The Bank’s main office is located in Glen Head, New York, and the Bank has twenty-one other full service offices, eleven commercial banking offices and two select service banking centers which serve the needs of both businesses and consumers.  The Bank continues to evaluate potential new branch sites on Long Island and in the boroughs of New York City.

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

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

●	Account Reconciliation Services	●	Online Banking
●	ATM Banking	●	Payroll Services
●	Bank by Mail	●	Personal Money Orders
●	Bill Payment	●	Remote Deposit
●	Cash Management Services	●	Safe Deposit Boxes
●	Collection Services	●	Securities Transactions
●	Controlled Disbursement Accounts	●	Signature Guarantee Services
●	Drive-Through Banking	●	Telephone Banking
●	Lock Box Services	●	Travelers Checks
●	Merchant Credit Card Services	●	Investment Management and Trust Services
●	Mutual Funds, Annuities and Life Insurance	●	Wire Transfers and Foreign Cables
●	Night Depository Services	●	Withholding Tax Depository Services

Competition

The Bank encounters substantial competition in its banking business from numerous other financial services organizations that have offices located in the communities served by the Bank.  Principal competitors are money center, large regional and community banks located within the market area, as well as mortgage brokers, brokerage firms and credit unions.  The Bank competes for loans based on the quality of service it provides, loan structure, competitive pricing and branch locations, and competes for deposits by offering a high level of customer service, paying competitive rates and through the geographic distribution of its branch system.

Investment Activities

The investment policy of the Bank, as approved by the Board Asset Liability Committee (“BALCO”) and supervised by both the BALCO and the Management Investment Committee, is intended to promote investment practices which are both safe and sound and in full compliance with applicable regulations.  Investment authority will be granted and amended as is necessary by the Board of Directors or BALCO.

The Bank's investment decisions seek to optimize income while keeping both credit and interest rate risk at acceptable levels, provide for the Bank's liquidity needs and provide securities that can be pledged, as needed, to secure deposits and borrowings.

The Bank’s investment policy generally limits individual maturities to twenty years and average lives on collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities to 10 years.  At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds must be rated AA or better.  In addition, management periodically reviews issuer credit ratings for all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies.  Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate.

At year-end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2012, $366.3 million of the Corporation’s municipal securities were rated AA or better, $1.7 million were rated A and $.8 million were non-rated bonds of local municipalities.  The Corporation’s pass-through mortgage securities portfolio at December 31, 2012 is comprised of $75.6 million, $11.3 million and $1.8 million of securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), respectively.  Each issuer’s pass-through mortgage securities are backed by residential mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s CMOs were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.  GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities.  Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of Fannie Mae and Freddie Mac, which are U.S. government-sponsored agencies, do not.  Fannie Mae and Freddie Mac have been placed into conservatorship by their primary regulator, the Federal Housing Finance Agency (“FHFA”) which also acts as conservator.  In conjunction with the conservatorship, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with Fannie Mae and Freddie Mac to ensure that each of these entities maintains positive net worth, and established new borrowing facilities for these entities intended to serve as an ultimate liquidity backstop.  The Preferred Stock Purchase Agreements and borrowing facilities serve to protect the existing and future holders of Fannie Mae and Freddie Mac mortgage securities and other debt instruments.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Board Loan Committee and contained in the Bank’s loan policies.  The loan policies allow for exceptions and set forth specific exception approval requirements.  Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan, and the value of the collateral, if any.  All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and banking agency guidance and, for those loans in excess of $250,000, be reviewed by the Bank’s appraisal review staff who are independent of the loan underwriting process.

The Bank conducts its lending activities out of its main office in Glen Head, New York and its Suffolk County regional office in Hauppauge, New York.  The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the boroughs of New York City.  The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity lines, commercial and industrial loans, construction loans, consumer loans, and commercial and standby letters of credit.  The Bank makes both fixed and variable rate loans.  Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, or the Federal Home Loan Bank of New York regular fixed advance rates.

Residential mortgages loans in excess of $500,000 and other loans in excess of $400,000 require the approval of the Management Loan Committee.  Loans in excess of $7.5 million also require the approval of two non-management members of the Board Loan Committee.  Loans in excess of $10 million require the recommendation of the Management Loan Committee and the approval of a majority of the Board of Directors.

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

Real Estate Mortgage and Home Equity Lines.  The Bank makes residential and commercial mortgage loans and establishes home equity lines of credit.  Applicants for residential mortgage loans and home equity lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt.  Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, generally have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay.  Commercial and residential mortgage loans are made with terms not in excess of thirty years.  Fixed rate residential mortgage loans with terms greater than twenty years are generally not maintained in the Bank’s portfolio.  Commercial mortgage loans generally reprice within five years and home equity lines generally mature within ten years.  Depending on the type of property, the Bank’s usual practice is to lend no more than 70% to 75% of appraised value on residential mortgage loans, 65% on home equity lines, and 70% to 75% on commercial mortgage loans.  The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

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

Construction Loans.  From time to time, the Bank makes loans to finance the construction of both residential and commercial properties.  The maturity of such loans is generally one year or less and advances are made as the construction progresses.  The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed.  Construction and land development loans are included in Commercial Mortgages on the Consolidated Balance Sheet and amounted to $1,039,000 at December 31, 2012.

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

Sources of Funds

The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.

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

Employees

As of December 31, 2012, the Bank had 255 full-time equivalent employees and considers employee relations to be good.  Employees of the Bank are not represented by a collective bargaining unit.

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

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies.  Certain provisions of the Dodd-Frank Act are having an impact on the Corporation and the Bank.  For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to principal federal banking regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, the OCC, although the Consumer Financial Protection Bureau will have limited back-up authority to examine institutions with less than $10 billion in assets.

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

Payment of Dividends.  The principal source of the Corporation’s liquidity is dividends from the Bank.  The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status and absent affirmative governmental approvals, during 2013 the Bank could declare dividends of approximately $27.8 million plus any 2013 net profits retained to the date of the dividend declaration.

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

•
Supplementary Capital (Tier 2).  Subject to limitations, Tier 2 capital includes, among other things, the allowance for loan and lease losses, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, and qualifying subordinated debt.

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

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements.  The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes).  The requirements necessitate a minimum Tier 1 leverage ratio of 3.0% for bank holding companies and national banks that either have the highest supervisory rating or have implemented the relevant Federal regulatory authority’s risk-adjusted measure for market risk.  All other bank holding companies and national banks are required to maintain a minimum Tier 1 leverage ratio of 4.0%, unless a different minimum is specified by a relevant regulatory authority.  In addition, for a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%.  The Federal Reserve has not advised the Corporation, and the OCC has not advised the Bank, of any specific minimum Tier 1 leverage ratio applicable to either entity.

Prompt Corrective Action Regulations.  The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the Federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements.  The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation.  The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio and the Tier 1 leverage ratio.

A bank will be (i) “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a Tier 1 leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a Tier 1 leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a Tier 1 leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

As of December 31, 2012, the Bank was “well-capitalized” based on the aforementioned ratios.

Capital Adequacy Proposals.  In June 2012, the federal bank regulatory agencies jointly issued proposed rules affecting regulatory capital requirements.  See the discussion of recent regulatory capital rulemakings included in the “Recent Events” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Deposit Insurance.  In October 2008, the FDIC temporarily increased the amount of deposit insurance available on all deposit accounts to a maximum of $250,000.  Additionally, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLG Program”) were fully insured regardless of the dollar amount until June 30, 2010.  The Dodd-Frank Act made the $250,000 deposit insurance coverage permanent and extended unlimited coverage for certain noninterest-bearing transaction accounts until December 31, 2012. Beginning January 1, 2013, non-interest bearing transaction accounts are no longer eligible for unlimited deposit insurance coverage and are no longer insured separately from depositors’ other accounts at the same insured institution.

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

On November 12, 2009, the FDIC issued a rule that required depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  At December 31, 2009, the Corporation had a prepaid FDIC assessment of $5.3 million.  Beginning with the first quarter of 2010, and on a quarterly basis thereafter, the Corporation has been recording an expense for its regular FDIC assessment with an offsetting credit to the prepaid asset.  This will continue until the prepaid asset at December 31, 2012 of $1,855,000 has been exhausted.

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

On February 7, 2011, the FDIC issued a final rule that establishes a target size for the Deposit Insurance Fund (“DIF”) at 2% of insured deposits as mandated by the Dodd-Frank Act.  The rule also implements a lower assessment rate schedule when the DIF reaches 1.15% of total insured deposits.  The rule also changed the assessment base from a bank’s adjusted domestic deposits to its average consolidated total assets minus average tangible equity, as addressed above.  This change in methodology is the reason that the Corporation’s FDIC insurance expense declined by $805,000 when comparing 2011 to 2010.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”).  The FHLB System provides a central credit facility primarily for member banks.  As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB plus 0.2% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations.  At December 31, 2012, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Anti-Money Laundering and the USA PATRIOT Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing.  The USA PATRIOT Act of 2001 (“Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The United States Treasury Department (“Treasury”) has issued and, in some cases, proposed a number of regulations that apply various requirements of the Patriot Act to financial institutions such as the Bank.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. The Bank and the Corporation are firmly committed to maintaining strong policies, procedures and controls to ensure compliance with anti-money laundering laws and regulations and to combat money laundering and terrorist financing.

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

Availability of Reports

The First National Bank of Long Island maintains a website at www.fnbli.com.  The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Bank’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  To access these reports go to the homepage of the Bank’s website and click on “Investor Relations,” then click on “SEC Filings,” and then click on “Corporate SEC Filings.”  This will bring you to a listing of the Corporation’s reports maintained on the SEC’s EDGAR website.  You can then click on any report to view its contents.

You may also read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549.  You should call 1-800-SEC-0330 for more information on the public reference room.  Our SEC filings are also available on the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

The Corporation is exposed to a variety of risks, some of which are inherent in the banking business.  The more significant of these are addressed by the Corporation’s written policies and procedures.  While management is responsible for identifying, assessing and managing risk, the Board of Directors is responsible for risk oversight.  The Board fulfills its risk oversight responsibilities primarily through its committees.  The risks faced by the Corporation include, among others, credit risk, allowance for loan loss risk, interest rate risk, liquidity risk, market risk for its common stock, economic conditions risk, operational risk, technology risk, key personnel risk, regulatory and legislative risk, external events risk and competitive risk.  Additional risks and uncertainties not currently known to the Corporation, or that the Corporation currently deems to be immaterial, could also have a material impact on the Corporation’s business, financial condition, or results of operations.

Credit Risk

For both investment securities and loans, there is always the risk that the Bank will be unable to collect all amounts due according to the contractual terms.  Credit risk in the Bank’s securities portfolio has been addressed by adopting a board committee approved investment policy that, among other things, limits terms and types of holdings, and specifies minimum required credit ratings.  Allowable investments include direct obligations of the U.S. government and its agencies, highly rated obligations of states and political subdivisions, and highly rated corporate obligations.  At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds must be rated AA or better.  In addition, management periodically reviews issuer credit ratings for all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies.  Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate.

Credit risk in the Bank’s loan portfolio has been addressed by adopting board committee approved commercial, consumer and mortgage loan policies and by maintaining independent loan review and appraisal review functions and an independent credit department.  The loan policies contain what the Corporation believes to be prudent underwriting guidelines, which include, among other things, specific loan approval requirements, maximum loan terms, loan to appraised value and debt service coverage limits for mortgage loans, credit score minimums and environmental study requirements.

The credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national general economic conditions and environmental contamination. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2012, multifamily loans amounted to approximately $279 million and comprised approximately 55% of the Bank’s total commercial mortgage portfolio and approximately 26% of the Bank’s total loans secured by real estate. The primary source of repayment for multifamily loans is cash flows from the underlying properties. Such cash flows are dependent on the strength of the local economy. In the last few years, general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts. Environmental impairment of properties securing mortgage loans is also a risk. However, at the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Allowance for Loan Loss Risk

The Bank maintains an allowance for loan losses in an amount believed to be adequate to absorb probable incurred losses in its loan portfolio.  The maintenance of the allowance for loan losses is governed by a board committee approved allowance for loan and lease losses policy.  In arriving at the allowance for loan losses, an impairment analysis is performed on each loan where it is probable that the borrower will not make all required principal and interest payments according to contractual terms.  In addition, losses for all other loans in the Bank’s portfolio are determined on a pooled basis taking into account, among other things, historical loss experience, delinquencies, economic conditions, trends in nature and volume of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings.  Because estimating the allowance for loan losses is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture all probable incurred losses in the loan portfolio.  The Bank’s allowance at any point in time may need to be adjusted upward based on, among other things, additional information that comes to light after the estimate is made, changes in circumstances, or a recommendation by bank regulators based on their review of the Bank’s loan portfolio.  Such an adjustment could result in the need for a significant increase in the Bank’s provision for loan losses and have a material adverse impact on the Bank’s financial condition and results of operations.

Interest Rate Risk

The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing and prepayment/withdrawal characteristics.  The Bank defines interest rate risk as the risk that the Bank's net interest income and/or economic value of equity (“EVE”) will change when interest rates change.  The Bank has addressed interest rate risk by adopting a board committee approved interest rate risk policy which sets forth quantitative risk limits and calls for monitoring and controlling interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional repricing gap analysis.  Management utilizes a consultant with expertise in bank asset liability management to aid them in these efforts.

A sustained period of low interest rates could adversely affect the Bank’s earnings.  When interest rates are low, as they currently are, borrowers tend to refinance higher rate loans at lower rates and prepayments on mortgages and mortgage securities generally increase.  Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as high as those on the prepaid loans or investment securities.  In addition, subject to any floors in the loan agreements, the Bank’s loans at variable interest rates adjust to lower rates at their reset dates.  The positive impact of lower interest rates on the Bank’s cost of funds is currently constrained because many of the Bank’s deposit products are at historically low rates with little if any room for further reductions, and because the Bank funds a significant portion of its average interest-earning assets with noninterest bearing checking deposits and capital.

In a period of rising interest rates, the Bank’s loans and investment securities could reprice slower than its interest-bearing liabilities, which could initially have a negative effect on net interest income.  Over a longer period of time, the effect on the Bank’s earnings should be positive primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those interest-earning assets funded by noninterest-bearing checking deposits and capital.

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

Market Risk for the Corporation’s Common Stock

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually.  Upon reconstitution in May 2012, the average market capitalization of companies in the Russell 2000 Index was $1.1 billion, the median market capitalization was $460 million, the capitalization of the largest company in the index was $2.6 billion and the capitalization of the smallest company in the index was $101 million.  The Corporation’s market capitalization on December 31, 2012 was approximately $255 million.

The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Economic Conditions Risk

National and local economic conditions remain unfavorable.  This poses significant risks to both the Corporation’s business and the banking industry as a whole.  Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality caused by, among other things, depressed real estate values and high levels of unemployment; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

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

In addition, the Bank outsources certain of its data processing to third-party providers.  If third-party providers encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.  The Bank’s website and online banking products have been the target of cyber attacks in the past.  While the Bank and its third party providers have successfully blocked attempts to infiltrate our systems, there is no guarantee that such attempts will be unsuccessful in the future.

The Bank has established board committee approved policies to prevent or limit the impact of systems failures, interruptions and security breaches and relies on commonly used security and processing systems to provide the security and authentication necessary for the processing of data. The Bank makes use of logon and user access controls, transaction limits, firewalls, antivirus software, intrusion protection monitoring and vulnerability scans. Systems failures or interruptions are addressed in a disaster recovery and contingency plan. In addition, for third-party providers of data processing services, the Bank obtains and reviews audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

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

Regulatory and Legislative Risk

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the Federal Reserve Board, OCC and FDIC, which also insures the Bank’s deposits.  Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of depositors.  Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business, including investment practices, lending practices, deposit offerings and capital levels.  The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on bank operations, imposing deposit insurance premiums and other assessments, setting required levels for the allowance for loan losses and capital, and imposing restrictions on the ability to pay cash dividends.  Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations.  The Corporation manages the risk of noncompliance with laws and regulations by having board committee approved compliance policies, hiring and retaining employees with the experience and skills necessary to address compliance on an ongoing basis, and consulting, when necessary with legal counsel and other outside experts on compliance matters.  See the discussion of recent regulatory capital rulemakings included in the “Recent Events” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

External Events Risk – Weather and Terrorism

Recent weather-related events have adversely impacted our market area, especially areas located near coastal waters and flood prone areas.  Significant flooding and other storm-related damage may become more common in the future.  Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems, and the metropolitan New York area remains a central target for potential acts of terrorism.  Weather-related and terrorist events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue.  While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Competitive Risk

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokers, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.  Some of our competitors have substantially greater resources and lending limits than we have, and have greater name recognition and market presence that benefit them in attracting business.  In addition, large competitors may be able to price loans and deposits more aggressively than we do.  Competitive forces may limit our ability to increase our interest-earning assets.  Our profitability depends upon our continued ability to successfully compete in our market area.    For additional information see “Item 1 – Business – Competition.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Corporation neither owns nor leases any real estate. Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, New York in a building owned by the Bank.

As of December 31, 2012, the Bank owns a total of eighteen buildings in fee simple and leases twenty-seven other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.”  At December 31, 2012, there were 640 stockholders of record of the Corporation’s Common Stock.  The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.  The following table sets forth high and low sales prices and dividends declared, by quarter, for the years ended December 31, 2012 and 2011.

	2012			2011
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$28.25	$25.10	$.23	$29.61	$26.05	$.22
Second	29.10	26.27	.23	28.00	25.35	.22
Third	31.71	27.78	.25	28.15	21.90	.23
Fourth	31.80	26.25	.25	27.95	21.55	.23

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

Performance Graph

The following graph compares the Corporation's total stockholder return with the NASDAQ Market Index and the NASDAQ Bank Stocks Index over a 5-year measurement period assuming $100 invested on January 1, 2008, and dividends reinvested in the Corporation’s stock.

Issuer Purchase of Equity Securities

The Corporation did not repurchase any shares of its own common stock in the fourth quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years.  This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

	2012	2011	2010	2009	2008
INCOME STATEMENT DATA:	(dollars in thousands, except per share data)
Interest Income	$76,229	$76,312	$72,403	$66,286	$59,686
Interest Expense	16,127	17,567	16,774	18,334	16,743
Net Interest Income	60,102	58,745	55,629	47,952	42,943
Provision for Loan Losses	3,628	4,061	3,973	4,285	1,945
Net Income	20,393	19,457	18,392	13,463	12,962

PER SHARE DATA:
Basic Earnings	$2.29	$2.22	$2.33	$1.87	$1.79
Diluted Earnings	2.27	2.20	2.30	1.84	1.78
Cash Dividends Declared	.96	.90	.84	.76	.66
Dividend Payout Ratio	42.29%	40.91%	36.52%	41.30%	37.08%
Book Value	$22.81	$21.53	$17.99	$16.15	$14.25
Tangible Book Value	22.79	21.51	17.97	16.12	14.22

BALANCE SHEET DATA AT YEAR END:
Total Assets	$2,108,290	$2,022,407	$1,711,023	$1,675,169	$1,261,609
Loans	1,147,384	985,859	902,959	827,666	658,134
Allowance for Loan Losses	18,624	16,572	14,014	10,346	6,076
Deposits	1,633,076	1,502,868	1,292,938	1,277,550	900,337
Borrowed Funds	248,634	309,727	253,590	273,407	251,122
Stockholders' Equity	205,370	189,347	156,694	116,462	102,532

AVERAGE BALANCE SHEET DATA:
Total Assets	$2,057,608	$1,852,611	$1,657,396	$1,413,632	$1,181,655
Loans	1,073,046	947,309	864,163	716,569	572,356
Allowance for Loan Losses	18,098	15,013	11,954	6,357	4,947
Deposits	1,578,233	1,439,647	1,310,507	1,101,828	919,490
Borrowed Funds	257,392	226,382	193,823	194,129	157,275
Stockholders' Equity	200,137	174,458	142,140	110,767	100,710

FINANCIAL RATIOS:
Return on Average Assets (ROA)	.99%	1.05%	1.11%	.95%	1.10%
Return on Average Stockholders' Equity (ROE)	10.19%	11.15%	12.94%	12.15%	12.87%
Average Equity to Average Assets	9.73%	9.42%	8.58%	7.84%	8.52%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – 2012 Versus 2011

Analysis of 2012 Earnings.  Net income and earnings per share for 2012 were $20.4 million and $2.27, respectively, representing increases over 2011 net income and earnings per share of 4.8% and 3.2%, respectively. Dividends per share were $.96 for 2012, or 6.7% more than the $.90 per share declared in 2011.  Returns on average assets (ROA) and average equity (ROE) for 2012 were .99% and 10.19%, respectively, versus 1.05% and 11.15%, respectively, for 2011.  An increase in average unrealized gains on available-for-sale securities accounts for a significant portion of the decline in ROE.

The increase in net income for 2012 is primarily attributable to an increase in net interest income of $1.4 million, or 2.3%, a decrease in the provision for loan losses of $433,000, and an increase in noninterest income, excluding securities gains, of $287,000, or 4.6%.  Partially offsetting the positive earnings impact of these items was a net loss of $338,000 on a deleveraging transaction executed in the second quarter of this year, an increase in noninterest expense, before debt extinguishment costs, of $731,000, or 2.0%, and an increase in income tax expense of $73,000.  Despite a $1.0 million increase in income before income taxes, income tax expense only increased by $73,000 largely because of a $869,000 increase in tax-exempt income on municipal securities.

The increase in net interest income resulted from an increase in average interest-earning assets of $204.8 million, or 11.4%, as partially offset by a 29 basis point decline in net interest margin. The growth in average interest-earning assets is principally comprised of increases in average loans outstanding of $125.7 million, or 13.3%, nontaxable securities of $61.5 million, or 20.2%, and taxable securities of $24.1 million, or 4.7%.  Although net interest margin declined year-over-year as loans repriced and cash flows were deployed in a very low interest rate environment, it was relatively stable throughout 2012 at 3.37%, 3.36%, 3.35% and 3.30% for the first, second, third and fourth quarters of 2012, respectively.  Management’s continued efforts to make loans a larger portion of total assets and reduce deposit and borrowing costs contributed to this stabilization.

The most significant sources of funding for the growth in the average balances of loans and securities were growth in the average balances of savings, NOW and money market deposits of $93.2 million, or 12.5%, noninterest-bearing checking deposits of $48.3 million, or 11.5%, and borrowings of $31.0 million, or 13.7%.

The decrease in the provision for loan losses for 2012 is due to a reduction in specific reserves on loans individually deemed to be impaired and the stabilization of historical loss rates.  The impact of these items in reducing the provision was partially offset by an increased level of loan growth.

The $287,000 increase in noninterest income, excluding securities gains, for 2012 is primarily attributable to an increase in Investment Management Division income, an increase in mortgage assignment and other loan related fees, and a decrease in losses on loans held-for-sale.  The positive impact on earnings of these items was partially offset by a decrease in return check charges incurred by the Bank’s customers. The increase in noninterest expense, before debt extinguishment costs, largely resulted from increases in salaries, depreciation and certain loan related costs, as partially offset by a reduction in amounts expensed for the settlement of pending litigation.

Analysis of Fourth Quarter 2012 Earnings. For the fourth quarter of 2012, net income and earnings per share were $5.1 million and $.56, respectively, representing increases over the same quarter last year of 6.8% and 5.7%, respectively.  The increase in net income for the fourth quarter of 2012 versus the same quarter last year is primarily attributable to a decrease in the provision for loan losses of $699,000 and an increase in noninterest income of $71,000, or 4.5%, as partially offset by a decrease in net interest income of $143,000, or .9%, and an increase in noninterest expense of $79,000, or .8%.  The net positive earnings impact of these items was partially offset by a related increase in income tax expense of $225,000.

The decline in net interest income occurred because the negative impact of a 20 basis point decline in net interest margin for the quarter more than offset the positive impact of quarterly growth in average interest-earnings assets of 4.7%.  The provision for loan losses decreased for the current quarter largely because of a reduction in specific reserves on loans individually deemed to be impaired.  The impact of these items in reducing the provision was partially offset by an increased level of loan growth.

Asset Quality.  The Bank’s allowance for loan losses to gross loans (reserve coverage ratio) was 1.62% at December 31, 2012 compared to 1.68% at the beginning of the year.  The reduction in the reserve coverage ratio is largely due to a reduction in specific reserves on loans individually deemed to be impaired.  The $3.6 million provision for loan losses for 2012 is mostly attributable to loan growth and $1.3 million of chargeoffs on three loans.  The $4.1 million provision for loan losses for 2011 was mostly attributable to loan growth, $1.5 million of chargeoffs on two loans and a 13 basis point increase in the reserve coverage ratio.

The credit quality of the Bank’s loan portfolio remains excellent, with nonaccrual loans amounting to $4.1 million, or .36% of total loans, at December 31, 2012.  Additionally, loans past due 30 to 89 days amounted to only $884,000, or .08% of total loans.  Troubled debt restructurings declined from $5.4 million at the beginning of the year to $4.4 million at the end of the year primarily due to the sale of one such loan.  Of the $4.4 million in troubled debt restructurings outstanding at December 31, 2012, $1.8 million are performing in accordance with their modified terms and $2.6 million are delinquent and included in the aforementioned amounts for delinquent and nonaccrual loans.  The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, and almost all of these securities are full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consists principally of high quality, general obligation municipal securities rated AA or better by major rating agencies.  In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis.

Capital. The Corporation’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios were 9.29%, 19.01% and 20.26%, respectively, at December 31, 2012.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Balance Sheet.  In the second quarter of this year, the Bank executed a deleveraging transaction and also refinanced a portion of its overnight borrowings with long-term debt.  These transactions were undertaken to bolster the Bank’s Tier 1 leverage capital ratio and potentially reduce the negative impact that an eventual increase in interest rates could have on the Bank’s earnings.  Absent the deleveraging transaction, total asset growth from year-end 2011 to year-end 2012 would have been slightly more than double the reported growth of 4.2%.

The deleveraging transaction involved using the proceeds from the sale of investment securities with a market value of $97.1 million to extinguish long-term debt with a redemption value of $68.8 million.  The excess proceeds on this transaction were initially used to repay short-term borrowings and eventually used to fund a combination of loan originations and securities purchases. The net loss of $338,000 on the deleveraging transaction resulted from the combination of $3.8 million in debt extinguishment costs and $3.5 million in securities gains.  The refinancing strategy involved the repayment of $50 million of overnight borrowings with approximately equal amounts of six and seven year term borrowings.

On an ongoing basis, the deleveraging transaction should positively impact net interest income in that the yield on the securities sold was 2.80%, the interest cost on the extinguished debt was 3.24%, and the yield earned on the reinvestment of the excess proceeds is not significantly different than that of the securities sold. The refinancing transaction negatively impacts net interest income in that the cost of the overnight borrowings was approximately 35 basis points and the cost of the long-term debt is approximately 170 basis points. When taken together, the deleveraging and refinancing transactions should not significantly impact the Bank’s future earnings. The deleveraging transaction contributed to an increase in the Corporation’s Tier 1 leverage capital ratio from 8.85% at the end of the second quarter to 9.29% at year end.

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  In 2011, the Bank opened two full service branches on Long Island, one in Point Lookout and one in Massapequa.  In late 2012, the Bank opened a full service branch in Lindenhurst, Long Island and in 2013 is planning to open two full service branches, one in Massapequa Park, Long Island and another in Sayville, Long Island.

Challenges We Face.  Interest rates are currently very low and are expected to remain low for an extended period of time.  In addition, there is significant price competition for loans in the Bank’s marketplace.  The persistence of these factors could result in a decline in net interest margin from its current level.  If that were to occur, and management is unable to offset the impact by increasing the volume of interest-earning assets, expense savings or other measures, the Bank’s profitability could decline.

Commercial and residential real estate values have been negatively impacted by persistently high levels of unemployment and underemployment, a decline in household disposable income, foreclosures and commercial vacancies.  Although real estate values in certain geographies have rebounded somewhat in recent months, these factors still present threats to the maintenance of loan quality.

The banking industry is currently faced with an ever-increasing number of new and complex regulatory requirements which are putting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

Overview – 2011 Versus 2010

Analysis of 2011 Earnings.  The Corporation earned $19.5 million, or $2.20 per share, for 2011 versus $18.4 million, or $2.30 per share, for 2010.  Returns on average assets and average equity were 1.05% and 11.15%, respectively, for 2011 versus 1.11% and 12.94%, respectively, for 2010.  Gains on sales of securities were $138,000 in 2011 versus $1.7 million in 2010.  Excluding the gains from each year, net income was up $2.0 million, or 11.6%, versus the reported increase of $1.1 million, or 5.8%.  Earnings per share for 2011 includes the dilutive effect of 1.4 million shares of common stock sold in July 2010, while 2010 earnings per share only include the dilutive effect of this sale from the date of sale through the close of the year.

The increase in net income for 2011 was primarily attributable to an increase in net interest income of $3.1 million and a reduction in income tax expense of $427,000.  Income tax expense declined primarily because of an increase of $2.0 million, or 20.4%, in tax-exempt income on municipal securities.  Partially offsetting the positive impact of the aforementioned items was the $1.6 million decrease in gains on sales of securities and an increase in occupancy and equipment expense of $662,000, or 10.2%.

The increase in net interest income for 2011 was primarily attributable to growth in the average balances of all categories of interest-earning assets as partially offset by an eighteen basis point decline in net interest margin.  On an overall basis, total average interest-earning assets grew by $195.6 million, or 12.3%.  Loans and municipal securities, the Bank’s two highest yielding asset categories, grew by $83.1 million or 9.6%, and $61.8 million, or 25.5%, respectively, while taxable securities and interest-bearing bank balances, the Bank’s two lowest yielding asset categories, grew by $45.8 million, or 9.7%, and $4.9 million, or 33.4%, respectively.  Funding this growth were increases in noninterest-bearing checking deposits of $47.5 million, or 12.7%, capital of $32.3 million, or 22.7%, savings, NOW and money market deposits of $94.4 million, or 14.5%, and long-term debt of $34.6 million, or 21.0%.  The 2011 decrease in net interest margin occurred primarily because the negative impact of market driven declines in yield on the Bank’s securities and loan portfolios far outweighed the positive impact of management’s successful efforts to lower the Bank’s overall funding cost.  The funding cost reduction would have been greater had management not engaged in a liability extension strategy involving additional long-term borrowings and extending the duration of the Bank’s time deposits.  This strategy resulted in paying more for funding in the near term in exchange for possibly reducing the negative impact that future increases in interest rates could have on the Corporation’s earnings.

Occupancy and equipment expense increased when comparing 2011 to 2010 largely because of the cost of opening six new branches since the beginning of 2010.  Despite the cost of personnel needed to staff the new branches and the impact of normal annual salary increases, salaries expense for 2011 was only 2.1% higher than 2010 and employee benefits expense declined by $237,000, or 4.5%.  Salaries expense was contained by partially staffing the new branches with experienced personnel from existing branches and staff reductions through attrition.  As a result of these efficiency measures, which management believes were executed without compromising internal controls or service quality, the number of full-time-equivalent employees was virtually unchanged when comparing year-end 2011 to 2010.  A significant portion of the decrease in employee benefits expense was attributable to a decrease in retirement plan expense.

Analysis of Fourth Quarter 2011 Earnings.  Net income for the fourth quarter of 2011 was $4.7 million, or $.53 per share, as compared to $5.3 million, or $.60 per share, for the preceding quarter and $4.1 million, or $.46 per share, for the same quarter last year.  The increase in net income for the fourth quarter of 2011 versus the same quarter last year was primarily attributable to an increase in net interest income of $921,000 and an increase in noninterest income, before gains on sales of securities, of $276,000.  The positive impact of these items was partially offset by an increase in noninterest expense of $517,000.  Net interest income was up for the same reasons discussed with respect to the full 2011 year.  Noninterest income was up largely because the fourth quarter of 2010 included a $300,000 charge to establish a valuation allowance on one loan held for sale.  The increase in noninterest expense occurred largely because the fourth quarter of 2011 included charges for litigation and real estate taxes paid by the Bank to protect its interest in problem loans.

The decline in net income for the fourth quarter of 2011 versus the preceding quarter was primarily attributable to an increase in the provision for loan losses of $670,000 and the aforementioned charges for litigation and problem loan expense.  The fourth quarter 2011 provision for loan losses resulted from a combination of loan growth, $335,000 in net chargeoffs, an increase of $172,000 in reserves allocated to loans individually deemed to be impaired and an increase in collective impairment reserves on pools of loans primarily due to management’s current assessment of national and local economic conditions.

Asset Quality.  The Bank’s allowance for loan losses to gross loans (“reserve coverage ratio”) grew by 13 basis points in 2011 from 1.55% at the beginning of the year to 1.68% by year-end.  This compares to 30 basis points of growth during 2010 from 1.25% at the beginning of the year to 1.55% by year-end.  The $4.1 million provision for loan losses for 2011 was primarily attributable to loan growth, the impact of $1.5 million in net chargeoffs and the 13 basis point increase in the reserve coverage ratio.  Net chargeoffs for 2011 were largely comprised of a $1.3 million chargeoff on one loan that was transferred to the held-for-sale category and subsequently sold.  The $4.0 million provision for 2010 was primarily attributable to loan growth, the impact of $305,000 of net chargeoffs, an increase of $852,000 in specific reserves allocated to problem loans and the 30 basis point increase in the reserve coverage ratio.  The increase in the reserve coverage ratio during each year was largely driven by management’s assessment of a variety of qualitative factors including national and local economic conditions.

Capital.  The Corporation’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios were 8.81%, 20.30% and 21.56%, respectively, at December 31, 2011.

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

The Bank’s Allowance for Loan and Lease Losses Committee (“ALLL Committee”), which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants.  In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Board Loan Committee reviews and approves the Bank’s Allowance for Loan and Lease Loss Policy at least once each calendar year. The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the OCC whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired and measure impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows.  For all collateral dependent impaired loans, impairment losses are measured based on the fair value of the collateral.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest payments when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls are not automatically considered to be impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and financial condition, and the amount of the shortfall in relation to the principal and interest owed.  In estimating the fair value of real estate collateral, management utilizes appraisals and also makes qualitative judgments based on, among other things, its knowledge of the local real estate market and analyses of current economic conditions and trends.  Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments.  Determining expected future cash flows can be more subjective than determining fair values.  Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s historical loss experience over a period of time that management believes to be relevant is the starting point in making such estimates.  However, future losses could vary significantly from those experienced in the past, and accordingly on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as median home prices and commercial vacancy rates in the Bank’s service area and national and local unemployment levels, (3) trends in nature and volume of loans, (4) concentrations of credit, (5) changes in lending policies and procedures, (6) experience, ability and depth of lending staff, (7) changes in quality of the loan review function, (8) environmental risks, and (9) loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

	2012			2011			2010
	Average	Interest/	Average	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:	(dollars in thousands)
Interest-bearing bank balances	$12,809	$31	.24%	$19,398	$47	.24%	$14,536	$34	.23%
Investment securities:
Taxable	541,970	13,805	2.55	517,856	16,615	3.21	472,039	16,845	3.57
Nontaxable (1)	366,146	19,306	5.27	304,647	17,989	5.90	242,830	14,945	6.15
Loans (1) (2)	1,073,046	49,679	4.63	947,309	47,806	5.05	864,163	45,683	5.29
Total interest-earning assets (1)	1,993,971	82,821	4.15	1,789,210	82,457	4.61	1,593,568	77,507	4.86
Allowance for loan losses	(18,098)			(15,013)			(11,954)
Net interest-earning assets	1,975,873			1,774,197			1,581,614
Cash and due from banks	27,476			26,346			26,008
Premises and equipment, net	23,334			21,410			20,442
Other assets	30,925			30,658			29,332
	$2,057,608			$1,852,611			$1,657,396
Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$839,143	3,393	.40	$745,916	4,035	.54	$651,506	4,049	.62
Time deposits	269,492	5,803	2.15	272,458	6,052	2.22	285,213	5,977	2.10
Total interest-bearing deposits	1,108,635	9,196	.83	1,018,374	10,087	.99	936,719	10,026	1.07
Short-term borrowings	57,351	195	.34	26,798	93	.35	28,864	108	.37
Long-term debt	200,041	6,736	3.37	199,584	7,387	3.70	164,959	6,640	4.03
Total interest-bearing liabilities	1,366,027	16,127	1.18	1,244,756	17,567	1.41	1,130,542	16,774	1.48
Checking deposits	469,598			421,273			373,788
Other liabilities	21,846			12,124			10,926
	1,857,471			1,678,153			1,515,256
Stockholders' equity	200,137			174,458			142,140
	$2,057,608			$1,852,611			$1,657,396
Net interest income (1)		$66,694			$64,890			$60,733
Net interest spread (1)			2.97%			3.20%			3.38%
Net interest margin (1)			3.34%			3.63%			3.81%

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

	2012 versus 2011				2011 versus 2010
	Increase (decrease) due to changes in:				Increase (decrease) due to changes in:
			Rate/	Net			Rate/	Net
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$(16)	$-	$-	$(16)	$11	$1	$1	$13
Investment securities:
Taxable	774	(3,424)	(160)	(2,810)	1,635	(1,700)	(165)	(230)
Nontaxable	3,631	(1,926)	(388)	1,317	3,805	(606)	(155)	3,044
Loans	6,345	(3,948)	(524)	1,873	4,395	(2,073)	(199)	2,123
Total interest income	10,734	(9,298)	(1,072)	364	9,846	(4,378)	(518)	4,950

Interest Expense:
Savings, NOW and money market deposits	504	(1,019)	(127)	(642)	587	(525)	(76)	(14)
Time deposits	(66)	(185)	2	(249)	(267)	358	(16)	75
Short-term borrowings	106	(2)	(2)	102	(8)	(8)	1	(15)
Long-term debt	17	(666)	(2)	(651)	1,394	(535)	(112)	747
Total interest expense	561	(1,872)	(129)	(1,440)	1,706	(710)	(203)	793
Increase (decrease) in net interest income	$10,713	$(7,426)	$(943)	$1,804	$8,140	$(3,668)	$(315)	$(4,157)

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income – 2012 Versus 2011

Net interest income on a tax-equivalent basis was $66.7 million in 2012, an increase of $1.8 million, or 2.8%, from $64.9 million in 2011. The increase resulted from an increase in average interest-earning assets of $204.8 million, or 11.4%, as partially offset by a 29 basis point decline in net interest margin.

The growth in average interest-earning assets is principally comprised of increases in average loans outstanding of $125.7 million, or 13.3%, nontaxable securities of $61.5 million, or 20.2%, and taxable securities of $24.1 million, or 4.7%. Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well. Management’s continued success in growing loans is attributable to a variety of factors including, among others, targeted solicitation efforts, increased focus on multifamily lending, new and expanded programs for first-lien home equity loans and jumbo residential mortgages and the Bank’s positive reputation in its marketplace. Home equity loans are included in residential mortgages on the Corporation’s balance sheet. While the average balance of the Bank’s taxable securities portfolio grew moderately when comparing 2012 to 2011, the size of the portfolio declined by $106.9 million, or 17.8%, when comparing year-end 2012 to 2011. The decline occurred because of the deleveraging transaction and the deployment of funds, when possible, into loans rather than securities.

The most significant sources of funding for the growth in the average balances of loans and securities were growth in the average balances of savings, NOW and money market deposits of $93.2 million, or 12.5%, noninterest-bearing checking deposits of $48.3 million, or 11.5%, and borrowings of $31.0 million, or 13.7%. The Bank’s ability to continue to grow deposits is attributable to, among other things, expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, the Bank’s positive reputation in its marketplace, volatility in the equity markets and the acquisition of some local competitors by larger financial institutions.

Net interest margin declined from 3.63% in 2011 to 3.34% in 2012 as loans repriced and cash flows were deployed in a very low interest rate environment. Also contributing to the decline in the net interest margin was the aforementioned refinancing transaction involving the repayment of overnight borrowings with six and seven year term borrowings. Management’s continued efforts to make loans a larger portion of total assets and reduce deposit and borrowing costs have helped to mitigate the negative impact of the low interest rate environment and virtually stabilize net interest margin throughout 2012. Net interest spread, or the difference between the overall yield on interest-earning assets and the overall cost of interest-bearing liabilities, declined by 23 basis points for largely the same reasons as the decline in net interest margin.

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

Net interest margin decreased by 18 basis points when comparing 2011 to 2010.  This decrease occurred primarily because the negative impact of market driven declines in yield on the Bank’s securities and loan portfolios and the Bank’s liability extension strategy more than offset the positive impact of growth in noninterest-bearing funding sources and management’s lowering of savings, NOW and money market deposit rates throughout 2010 and 2011.  Net interest spread also declined by 18 basis points for largely the same reasons as the decline in net interest margin.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation. Excluding gains on sales of securities, noninterest income increased $287,000, or 4.6%, when comparing 2012 to 2011.  The increase was primarily attributable to an increase in Investment Management Division income of $85,000, an increase in mortgage assignment and other loan related fees of $195,000, and a decrease in losses on loans held-for-sale of $103,000.  The positive impact on earnings of these items was partially offset by a decrease in return check charges incurred by the Bank’s customers of $157,000.  Gains on sales of securities increased $3.5 million when comparing 2012 to 2011 as a result of the deleveraging transaction.

Noninterest income decreased $1.5 million, or 19.0%, when comparing 2011 to 2010.  The decrease was principally due to a $1.6 million decrease in net gains on sales of available-for-sale securities and a $321,000 decrease in overdraft charges, as partially offset by a $275,000 reduction in losses on loans held for sale.  Overdraft charges declined because of, among other things: (1) regulatory changes that accelerated the timeframe for check clearing and limited overdrafts caused by debit card transactions; and (2) reduced tolerance by management of commercial accounts with repeat overdraft activity.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation. Noninterest expense, before debt extinguishment costs, increased $731,000, or 2.0%, when comparing 2012 to 2011. The largest components of the increase are increases in salaries of $575,000, depreciation of $148,000, and certain loan related costs of $203,000, as partially offset by a reduction in amounts expensed for the settlement of pending litigation of $448,000. Salaries increased primarily because of normal annual salary adjustments and additions to both branch and back-office staff. Depreciation expense increased due to new branch facilities, investments in technology, and the expansion and restoration of existing branch and back-office facilities. Certain loan related costs increased due to an increased volume of lending. Debt extinguishment costs resulting from the deleveraging transaction amounted to $3.8 million in 2012.

Noninterest expense increased $883,000, or 2.5%, to $36.7 million in 2011 from $35.8 million in 2010. The increase was comprised of increases in occupancy and equipment expense of $662,000, or 10.2%, salaries of $327,000, or 2.1%, and other operating expenses of $131,000, or 1.5%, as partially offset by a decrease in employee benefits of $237,000, or 4.5%. The decrease in employee benefits expense was attributable to a decrease in retirement plan expense. Contributing to the decline in retirement plan expense were pension plan design changes effective February 28, 2011. The increase in occupancy and equipment expense was primarily due to branch expansion and maintenance of facilities. The increase in salaries expense was primarily due to normal annual salary adjustments and branch expansion, as partially offset by staffing efficiencies. Other operating expenses grew due to increases in professional fees of $376,000, computer expense of $163,000, problem loan expense of $153,000 other losses of $159,000 and a number of other small increases, partially offset by a decrease in FDIC insurance expense of $805,000. The increase in professional fees resulted from enhancements to the Bank’s internal audit and regulatory compliance functions, and the decrease in FDIC insurance expense resulted from changes in the FDIC’s deposit insurance assessment system.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 19.7% in 2012, 20.3% in 2011 and 22.6% in 2010. The effective tax rate decreased in 2012 and 2011 largely because interest income on tax-exempt securities became a larger percentage of income before income taxes.

Financial Condition

Total assets were $2.1 billion at December 31, 2012, an increase of $85.9 million, or 4.2%, from the previous year-end.  The increase was primarily attributable to growth in loans of $161.5 million, or 16.4%, partially offset by a reduction in available-for-sale securities of $76.5 million, or 8.6%, reflecting the impact of the deleveraging transaction.

Asset growth during 2012 was largely funded by deposit growth. Total deposits grew $130.2 million, or 8.7%, to $1.6 billion at December 31, 2012.  For the year, noninterest-bearing checking deposits increased $93.4 million, or 21.5%, and savings, NOW and money market deposits increased $48.6 million, or 6.1%.  Additional funding resulted from an increase in stockholders’ equity of $16.0 million, or 8.5%.  Partially offsetting the deposit growth and increase in stockholders’ equity was a decrease in long-term debt of $62.5 million, or 30.1%, resulting principally from the deleveraging transaction and maturities.

Investment Securities. The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2012, 2011 and 2010.

	2012	2011	2010
Held-to-Maturity Securities:		(in thousands)
State and municipals	$36,255	$43,091	$49,294
Pass-through mortgage securities	3,782	6,851	11,025
Collateralized mortgage obligations	4,130	12,143	26,259
	$44,167	$62,085	$86,578
Available-for-Sale Securities:
U.S. government agencies	$-	$5,113	$5,155
State and municipals	332,513	313,195	215,612
Pass-through mortgage securities	84,956	73,786	80,471
Collateralized mortgage obligations	399,965	501,862	351,877
	$817,434	$893,956	$653,115

The following table presents the maturities and weighted average yields of the Bank’s investment securities at December 31, 2012.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-Maturity Securities
State and municipals (2)	$5,840	5.67%	$11,487	5.89%	$16,601	6.17%	$2,327	6.14%
Pass-through mortgage securities	565	2.56	511	5.76	647	5.55	2,059	5.13
Collateralized mortgage obligations	-	-	-	-	-	-	4,130	5.17
	$6,405	5.40%	$11,998	5.88%	$17,248	6.14%	$8,516	5.42%

Available-for-Sale Securities (3)
State and municipals (2)	$3,820	5.98%	$13,786	6.03%	$34,590	4.31%	$280,317	5.65%
Pass-through mortgage securities	6	3.04	349	5.34	2,094	5.65	82,507	2.37
Collateralized mortgage obligations	-	-	-	-	18,515	1.22	381,450	1.94
	$3,826	5.98%	$14,135	6.01%	$55,199	3.32%	$744,274	3.39%

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

(2)	Yields on tax-exempt state and municipal securities have been computed on a tax-equivalent basis.

(3)	Yields on available-for-sale securities have been computed based on amortized cost.

During 2012, the Bank received cash dividends totaling $488,000 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 4.62%.

Loans.  The composition of the Bank’s loan portfolio over the past five years is set forth below.

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Commercial and industrial	$54,339	$42,572	$39,055	$48,891	$53,555
Commercial mortgages:
Multifamily	277,877	229,293	208,099	185,403	105,871
Other	141,952	140,629	125,461	116,592	112,325
Owner occupied	83,890	89,953	83,386	110,736	64,076
Residential mortgages:
Closed end	499,435	385,374	345,289	265,350	240,839
Revolving home equity	81,124	90,616	93,308	92,548	75,768
Consumer	4,335	4,596	5,790	5,763	3,761
	1,142,952	983,033	900,388	825,283	656,195
Net deferred loan origination costs	4,432	2,826	2,571	2,383	1,939
	1,147,384	985,859	902,959	827,666	658,134
Allowance for loan losses	(18,624)	(16,572)	(14,014)	(10,346)	(6,076)
	$1,128,760	$969,287	$888,945	$817,320	$652,058

Maturity and rate information for the Bank’s commercial and industrial loans outstanding at December 31, 2012 is set forth below.

	Maturity
		After One
	Within	But Within
	One Year	Five Years	Total
	(in thousands)
Commercial and industrial loans:
Fixed rate	$613	$8,916	$9,529
Variable rate	33,472	11,338	44,810
	$34,085	$20,254	$54,339

Asset Quality. The Corporation has identified certain assets as risk elements. These assets include nonaccruing loans, foreclosed real estate, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. Information about the Corporation’s risk elements is set forth below.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonaccrual loans (1):
Troubled debt restructurings	$2,430	$1,637	$-	$-	$-
Other	1,668	1,574	3,936	432	112
Loans past due 90 days or more and still accruing	-	-	-	-	42
Foreclosed real estate	-	-	-	-	-
Total nonperforming assets	4,098	3,211	3,936	432	154
Troubled debt restructurings - performing	1,953	3,757	2,433	200	-
Total risk elements	$6,051	$6,968	$6,369	$632	$154

Nonaccrual loans as a percentage of total loans	.36%	.33%	.44%	.05%	.02%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.36%	.33%	.44%	.05%	.02%
Risk elements as a percentage of total loans and foreclosed real estate	.53%	.71%	.71%	.08%	.02%

(1)	Includes loans held for sale

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Gross interest income on nonaccrual loans and troubled debt restructurings:
Amount that would have been recorded during the year under original terms	$365	$369	$332	$24	$10
Actual amount recorded during the year	134	246	300	16	-

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

In addition to the Bank’s past due, nonaccrual and restructured loans, the disclosure of other potential problem loans can be found in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

Allowance and Provision for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses increased by $2.1 million during 2012, amounting to $18.6 million, or 1.62% of total loans, at December 31, 2012, as compared to $16.6 million, or 1.68% of total loans, at December 31, 2011.  During 2012, the Bank had loan chargeoffs and recoveries of $1.6 million and $43,000, respectively, and recorded a $3.6 million provision for loan losses.  The $3.6 million provision for loan losses for 2012 was mostly attributable to loan growth and $1.3 million of chargeoffs on three loans.  The $4.1 million provision for loan losses for 2011 was mostly attributable to loan growth, $1.5 million of chargeoffs on two loans and a 13 basis point increase in the reserve coverage ratio.  These factors were slightly offset by changes in a variety of qualitative factors including modest improvement in economic conditions.

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

The following table sets forth changes in the Bank’s allowance for loan losses.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance, beginning of year	$16,572	$14,014	$10,346	$6,076	$4,453
Loans charged off:
Commercial and industrial	5	-	-	162	275
Commercial mortgages:
Multifamily	501	1,257	325	-	-
Other	-	233	-	-	-
Residential mortgages:
Closed end	659	8	-	-	-
Revolving home equity	450	100	22	-	-
Consumer	4	36	30	13	50
	1,619	1,634	377	175	325
Recoveries of loans charged off:
Commercial and industrial	4	115	46	148	-
Commercial mortgages:
Multifamily	4	9	-	-	-
Other	19	-	-	-	-
Residential mortgages - closed end	10	1	-	-	-
Consumer	6	6	26	12	3
	43	131	72	160	3
Net chargeoffs	1,576	1,503	305	15	322
Provision for loan losses	3,628	4,061	3,973	4,285	1,945
Balance, end of year	$18,624	$16,572	$14,014	$10,346	$6,076
Ratio of net chargeoffs to average loans outstanding	.15%	.16%	.04%	.00%	.06%

The following table sets forth the allocation of the Bank’s total allowance for loan losses by loan type.

	December 31,
	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		To Total		To Total		To Total		To Total		To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)

Commercial and industrial	$834	4.7%	$699	4.3%	$803	4.3%	$971	5.9%	$933	8.1%
Commercial mortgages:
Multifamily	5,342	24.3	5,365	23.3	3,848	23.1	2,685	22.4	1,168	16.1
Other	1,978	12.4	2,316	14.3	2,303	13.9	1,687	14.1	1,237	17.1
Owner occupied	1,163	7.3	1,388	9.1	1,529	9.2	1,603	13.4	706	9.7
Residential mortgages:
Closed end	7,729	43.8	5,228	39.2	4,059	38.4	2,242	32.2	1,227	36.7
Revolving home equity	1,453	7.1	1,415	9.3	1,415	10.5	1,102	11.3	706	11.7
Consumer	125	.4	161	.5	57	.6	56	.7	99	.6
	$18,624	100.0%	$16,572	100.0%	$14,014	100.0%	$10,346	100.0%	$6,076	100.0%

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at December 31, 2012.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  In the last few years, general economic conditions have been unfavorable as characterized by high levels of unemployment, declines in commercial and residential real estate values, and increases in commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings.  Total deposits increased $130.2 million, or 8.7%, to $1.6 billion at December 31, 2012.  The increase was primarily attributable to growth in noninterest-bearing checking balances, which increased $93.4 million, or 21.5%, to $528.9 million at year end 2012. The largest segment of the deposit base is savings, NOW and money market deposits, which increased $48.6 million, or 6.1%, to $844.6 million at year end.

The remaining maturities of the Bank’s time deposits at December 31, 2012 can be found in Note E to the Corporation’s December 31, 2012 consolidated financial statements.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements.  Total borrowings  decreased $61.1 million during 2012 to $248.6 million at year-end.  The net decrease is principally due to the deleveraging transaction and maturities of long-term debt.

Capital.  The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a Tier 1 leverage capital ratio equal to or greater than 5%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a total risk-based capital ratio equal to or greater than 10%.  The Bank’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of  9.17%, 18.77% and 20.02%, respectively, at December 31, 2012 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The strength of the Bank’s balance sheet, from both a capital and asset quality perspective, positions the Bank for continued growth in a measured and disciplined fashion.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds at December 31, 2012.

Stockholders’ equity totaled $205.4 million at December 31, 2012, an increase of $16.0 million from $189.3 million at December 31, 2011.  The increase was primarily attributable to net income of $20.4 million, the issuance of shares under the Corporation’s stock-based compensation plans and dividend reinvestment and stock purchase plan of $4.7 million, partially offset by cash dividends declared of $8.6 million.

The ratio of average stockholders’ equity to average total assets increased to 9.73% for 2012 from 9.42% for 2011.  The Company had returns on average equity of 10.19%, 11.15% and 12.94% and returns on average assets of .99%, 1.05% and 1.11%, for the years ended December 31, 2012, 2011 and 2010, respectively.  An increase in average unrealized gains on available-for-sale securities accounts for a significant portion of the decline in ROE.

Cash Flows and Liquidity

Cash Flows.  The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.  During 2012, the Corporation’s cash and cash equivalent position increased by $12.7 million, from $29.5 million at December 31, 2011 to $42.2 million at December 31, 2012.  The increase occurred primarily because the cash provided by reducing the size of the securities portfolio, deposit growth and operations exceeded the cash used to grow the loan portfolio, reduce total borrowings, pay cash dividends and expand and improve physical facilities.  The size of the securities portfolio decreased because of the deleveraging transaction and because, when possible, available funds were deployed into loans rather than securities.

 Liquidity.  The Bank’s Board of Directors has approved a Liquidity Policy and Liquidity Contingency Plan, which are intended to insure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At December 31, 2012, the Bank had approximately $577 million of unencumbered available-for-sale securities.

The Bank is a member of the FRB and the FHLB of New York, has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the securities and loan collateral in place at the FRB and FHLB of New York at December 31, 2012, the Bank had borrowing capacity of approximately $780 million.

Off-Balance Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance sheet arrangements and contractual obligations at December 31, 2012 are summarized in the table that follows.  Unused home equity lines are the largest component of the amount shown for commitments to extend credit.  Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts shown in the table do not necessarily represent future cash requirements.  The amounts shown for long-term debt are based on the contractual maturities of such borrowings and include scheduled principal and interest payments.  Some repurchase agreements can be terminated by the purchaser prior to contractual maturity (see Note F to the Corporation’s December 31, 2012 consolidated financial statements for more detailed information regarding repurchase agreements).  The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2012 pursuant to off-balance sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
			Over	Over
	Total	One	One Year	Three Years	Over
	Amounts	Year	Through	Through	Five
	Committed	or Less	Three Years	Five Years	Years
	(in thousands)
Commitments to extend credit	$167,733	$92,225	$11,558	$18,176	$45,774
Standby letters of credit	5,961	5,208	753	-	-
Commercial letters of credit	87	87	-	-	-
Long-term debt	163,700	4,016	27,755	62,781	69,148
Operating lease obligations	8,203	1,294	2,153	1,653	3,103
Purchase obligations	1,158	512	401	245	-
Time deposits	259,553	126,009	65,283	65,712	2,549
	$606,395	$229,351	$107,903	$148,567	$120,574

Commitments to extend credit and letters of credit arise in the normal course of the Bank’s business of meeting the financing needs of its customers and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual notional amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit, and generally uses the same credit policies for letters of credit, as it does for on-balance-sheet instruments such as loans.

The purchase obligations shown in the preceding table are pursuant to contracts that the Bank has with providers of data processing services.  Required pension plan contributions for years beyond 2013 are not presently known and are therefore not included in the table.  The Bank has no minimum required pension contribution and, due to the fact that the Plan is funded beyond most critical statutory thresholds, the Bank will have no opportunity to make a tax-deductible contribution for the Plan year ending September 30, 2013.

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

Recent Events

Recent Regulatory Capital Rulemakings.  In June 2012, the federal bank regulatory agencies jointly issued three proposed rules and one final rule affecting regulatory capital requirements.  The proposed rules will be referred to hereinafter as the Basel III Proposal, the Standardized Approach Proposal, and the Advanced Approaches Proposal, and the final rule will be referred to as the Market Risk Rule.

The Basel III Proposal applies to all banks, incorporates certain revisions made by the Basel Committee on Banking Supervision (“BCBS”) to international regulatory capital standards and is intended to improve the overall quality and quantity of capital maintained by banking organizations.  Among other things, the Basel III Proposal revises the definition of regulatory capital components and, unlike current regulatory capital standards, includes in these components unrealized gains and losses on available-for-sale securities; adds a new common equity Tier 1 capital ratio with a minimum of 4.5%; increases the minimum Tier 1 risk-based capital ratio requirement from 4% to 6%; incorporates the revised regulatory capital requirements into the Prompt Corrective Action (“PCA”) framework and increases from 6% to 8% the Tier 1 risk-based capital ratio necessary to be considered well capitalized under the PCA framework; and implements a new capital conservation buffer of 2.5% that would limit the payment of capital distributions and certain discretionary bonus payments to executive officers and key risk takers if the banking organization does not hold certain amounts of common equity Tier 1 capital in addition to that needed to meet its minimum risk-based capital requirements.  There is a transition period for certain aspects of the Basel III Proposal, including the phase-out period for certain non-qualifying capital instruments, the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.  The federal bank regulatory agencies have not yet finalized the Basel III Proposal.  Once finalized, implementation of the Basel III Proposal is expected to take place over an extended phase-in period.

The Standardized Approach Proposal applies to all banks, incorporates certain revisions made by the BCBS to international regulatory capital standards, implements certain aspects of the Dodd-Frank Act, enhances the risk sensitivity of the risk-weighted assets calculation and addresses weaknesses in the risk-weighted assets calculation identified in recent years.  Among other things, the Standardized Approach Proposal revises risk weights for residential mortgages based on loan-to-value ratios and certain product and underwriting features; increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments; and removes references in the regulatory capital rules to credit ratings consistent with Section 939A of the Dodd-Frank Act.  The federal bank regulatory agencies have not yet finalized the Standardized Approach Proposal.  As proposed, the Standardized Approach Proposal would become effective January 1, 2015.

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

Management is currently monitoring developments with respect to the proposed regulatory capital rulemakings and evaluating the impact that the changes set forth in the Basel III and Standardized Approach Proposals could have on the Corporation’s regulatory capital position, lines of business and profitability.

Expected Regulatory Rulemakings.  In December 2010, the BCBS published “Basel III: International Framework for Liquidity Risk Measurement, Standards and Monitoring” and recently published a revised Liquidity Coverage Ratio (collectively referred to as the “Liquidity Standard”).   The Liquidity Standard includes a Liquidity Coverage Ratio to ensure that sufficient high quality liquid resources are available in case of a liquidity crisis, a Net Stable Funding Ratio to promote liquidity resiliency over longer time horizons by creating incentives for banks to fund their activities with stable sources of funding on an ongoing basis, and additional liquidity monitoring metrics focused on maturity mismatch, concentration of funding and available unencumbered assets.  Although the Liquidity Standard is expected to be phased in through 2019, U.S. banking agencies have not yet proposed rules to implement the Liquidity Standard.  Whether these rules will actually be implemented and their impact on the Bank, if any, is uncertain.

Recent Storm Related Events.  For information about the impact of Hurricane Sandy, see Note C to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank invests in interest-earning assets, which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits and capital.  The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics.  The Bank defines interest rate risk as the risk that the Bank's net interest income and/or economic value of equity (“EVE”) will change when interest rates change.  The principal objective of the Bank’s asset liability management activities is to optimize current and future net interest income while at the same time maintain acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

The Bank monitors and manages interest rate risk through a variety of techniques including traditional gap analysis and the use of interest rate sensitivity models. Both gap analysis and interest rate sensitivity modeling involve a variety of significant estimates and assumptions and are done at a specific point in time. Changes in the estimates and assumptions made in gap analysis and interest rate sensitivity modeling could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank’s net interest income or EVE.

Gap analysis.  Traditional gap analysis involves arranging the Bank’s interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference, or interest-rate sensitivity gap, between the assets and liabilities which are estimated to reprice during each time period and cumulatively through the end of each time period.  Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount.  Gap analysis also assumes that cash flows from  maturing assets and liabilities will be reinvested in or refinanced by assets and liabilities of the same type, and does not fully take into account the fact that the repricing of some assets and liabilities is discretionary and subject to competitive and other pressures.

The table that follows summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2012, based upon significant estimates and assumptions that the Corporation believes to be reasonable.  The table arranges interest-earning assets and interest-bearing liabilities according to the period in which they contractually mature or, if earlier, are estimated to repay or reprice.  Repayment and repricing estimates are based on internal data, market data and management’s assumptions about factors that are inherently uncertain.  These factors include, among others, prepayment speeds, changes in market interest rates and the Bank’s response thereto, early withdrawal of deposits and competition.  The balances of non-maturity deposit products have been included in categories beyond three months in the table because management believes, based on past experience and its knowledge of current competitive pressures, that the repricing of these products will lag market changes in interest rates to varying degrees.

	Repricing Period
		Over	Over		Over
		Three	Six		One Year
	Three	Months	Months	Total	Through	Over	Non-
	Months	Through	Through	Within	Five	Five	interest-
	or Less	Six Months	One Year	One Year	Years	Years	Sensitive	Total
Assets:	(in thousands)
Overnight Investments	$320	$-	$-	$320	$-	$-	$-	$320
Investment securities	27,462	27,199	52,554	107,215	309,519	407,190	37,677	861,601
Loans	170,798	24,112	67,339	262,249	489,622	390,783	(13,894)	1,128,760
Other assets	13,104	-	13,665	26,769	-	-	90,840	117,609
	211,684	51,311	133,558	396,553	799,141	797,973	114,623	2,108,290
Liabilities & Stockholders' Equity:
Checking deposits	-	-	-	-	-	-	528,940	528,940
Savings, NOW and money market deposits	170,090	48,489	96,981	315,560	431,449	97,574	-	844,583
Time deposits, $100,000 and over	65,871	13,790	10,824	90,485	76,609	1,343	-	168,437
Time deposits, other	20,530	9,954	5,042	35,526	54,384	1,206	-	91,116
Borrowed funds	103,634	-	-	103,634	77,500	67,500	-	248,634
Other liabilities	-	-	-	-	-	-	21,210	21,210
Stockholders' equity	-	-	-	-	-	-	205,370	205,370
	360,125	72,233	112,847	545,205	639,942	167,623	755,520	2,108,290
Interest-rate sensitivity gap	$(148,441)	$(20,922)	$20,711	$(148,652)	$159,199	$630,350	$(640,897)	$-
Cumulative interest-rate sensitivity gap	$(148,441)	$(169,363)	$(148,652)	$(148,652)	$10,547	$640,897	$-	$-

As shown in the preceding table, the Bank has a larger volume of interest-bearing deposit accounts and borrowings than interest-earning assets that are subject to repricing in a one-year time frame.  Nonetheless, an increase in short-term interest rates could positively impact the Bank’s net interest income in the near-term if increases in the rates paid on the Bank’s deposit accounts lag and occur in lesser amounts than increases in the rates earned on the Bank’s interest-earning assets.  Conversely, net interest income in the near-term could be negatively impacted if the rates paid on the Bank’s deposit accounts are increased at the same time and in the same amount as increases in the rates earned on the Bank’s interest-earning assets.  Furthermore, a decrease in short-term interest rates would likely have a negative impact on the Bank’s net interest income in the near term because interest rates are currently very low and there is little if any room to reduce the rates being paid on the Bank’s deposit accounts below current levels.

Interest Rate Sensitivity Modeling.  Through use of interest rate sensitivity modeling, the Bank first projects net interest income over a five-year time period assuming a static balance sheet and no changes in interest rates from current levels. Utilization of static balance sheet ensures that interest rate risk embedded in the Bank’s current balance sheet is not masked by assumed balance sheet growth or contraction.  Net interest income is then projected over a five-year time period utilizing: (1) a static balance sheet and various interest rate change scenarios, including both ramped and shock changes; and (2) a most likely balance sheet growth scenario and these same interest rate change scenarios.  The interest rate scenarios modeled are based on, among other things, the shape of the current yield curve and the relative level of rates and management’s expectations as to potential future yield curve shapes and rate levels.

The Bank also uses interest rate sensitivity modeling to calculate EVE in the current rate environment and assuming both shock increases and decreases in interest rates.  EVE is the difference between the present value of expected future cash flows from the Bank’s assets and the present value of the expected future cash flows from the Bank’s liabilities.  Present values are determined using discount rates that management believes are reflective of current market conditions.  EVE can capture long-term interest rate risk that would not be captured in a five-year projection of net interest income.

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts.  The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not.  For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various deposit products in response to changes in general market interest rates.  These estimates are based on, among other things, product type, management’s experience with needed deposit rate adjustments in prior interest rate change cycles, and management’s assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that the Corporation believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation’s EVE at December 31, 2012 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending December 31, 2013 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s current strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a decay or runoff rate of five years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending December 31, 2013 and calculations of EVE at December 31, 2012 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s current strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income
	at December 31, 2012		for 2013
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)
+ 300 basis point rate shock	$147,833	-26.0%	$66,714	-0.5%
+ 200 basis point rate shock	186,370	-6.8%	71,507	6.7%
+ 100 basis point rate shock	201,728	0.9%	70,780	5.6%
Base case (no rate change)	199,864	-	67,045	-
- 100 basis point rate shock	172,316	-13.8%	62,034	-7.5%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 300 basis points could negatively impact the Bank’s net interest income for the year ended December 31, 2013.  Conversely, an immediate increase in interest rates of 100 or 200 basis points could positively impact the Bank’s net interest income for the same time period.  The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further.  Unlike the shock up 100 and 200 basis point scenarios, in the shock up 300 basis point scenario it is assumed that the Bank will need to make significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted.  Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

Forward-Looking Statements

This report on Form 10-K and the documents incorporated into it by reference contain various forward-looking statements.  These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time.  Forward-looking statements speak only as of the date they are made.  We do not assume any duty and do not undertake to update our forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  We provide greater detail regarding some of these factors in Item 1A, “Risk Factors” included in this report.  Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET

December 31 (dollars in thousands)	2012	2011

Assets:
Cash and due from banks	$41,871	$29,101
Temporary investments	320	394
Cash and cash equivalents	42,191	29,495

Investment securities:
Held-to-maturity, at amortized cost (fair value of $46,958 and $66,077)	44,167	62,085
Available-for-sale, at fair value	817,434	893,956
	861,601	956,041
Loans:
Commercial and industrial	54,339	42,572
Secured by real estate:
Commercial mortgages	503,719	459,875
Residential mortgages	499,435	385,374
Home equity lines	81,124	90,616
Consumer	4,335	4,596
	1,142,952	983,033
Net deferred loan origination costs	4,432	2,826
	1,147,384	985,859
Allowance for loan losses	(18,624)	(16,572)
	1,128,760	969,287
Restricted stock, at cost	13,104	12,284
Bank premises and equipment, net	24,563	21,809
Bank-owned life insurance	13,665	13,165
Pension plan assets, net	10,900	6,132
Prepaid FDIC assessment	1,855	2,770
Other assets	11,651	11,424
	$2,108,290	$2,022,407
Liabilities:
Deposits:
Checking	$528,940	$435,517
Savings, NOW and money market	844,583	796,009
Time, $100,000 and over	168,437	174,691
Time, other	91,116	96,651
	1,633,076	1,502,868
Short-term borrowings	103,634	102,227
Long-term debt	145,000	207,500
Accrued expenses and other liabilities	7,880	9,347
Deferred income taxes payable	13,330	11,118
	1,902,920	1,833,060
Commitments and Contingent Liabilities (Note M)

Stockholders' Equity:
Common stock, par value $.10 per share: Authorized, 20,000,000 shares; Issued and outstanding, 9,001,686 and 8,793,932 shares	900	879
Surplus	42,643	37,507
Retained earnings	145,087	133,273
	188,630	171,659
Accumulated other comprehensive income, net of tax	16,740	17,688
	205,370	189,347
	$2,108,290	$2,022,407

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (dollars in thousands, except per share data)	2012	2011	2010

Interest and dividend income:
Loans	$49,651	$47,777	$45,660
Investment securities:
Taxable	13,836	16,662	16,879
Nontaxable	12,742	11,873	9,864
	76,229	76,312	72,403
Interest expense:
Savings, NOW and money market deposits	3,393	4,035	4,049
Time deposits	5,803	6,052	5,977
Short-term borrowings	195	93	108
Long-term debt	6,736	7,387	6,640
	16,127	17,567	16,774
Net interest income	60,102	58,745	55,629
Provision for loan losses	3,628	4,061	3,973
Net interest income after provision for loan losses	56,474	54,684	51,656

Noninterest income:
Investment Management Division income	1,624	1,539	1,465
Service charges on deposit accounts	3,053	3,186	3,465
Net gains on sales of available-for-sale securities	3,613	138	1,719
Other	1,898	1,563	1,284
	10,188	6,426	7,933
Noninterest expense:
Salaries	16,360	15,785	15,458
Employee benefits	5,035	5,066	5,303
Occupancy and equipment	7,265	7,148	6,486
Debt extinguishment	3,812	-	-
Other operating	8,780	8,710	8,579
	41,252	36,709	35,826

Income before income taxes	25,410	24,401	23,763
Income tax expense	5,017	4,944	5,371
Net Income	$20,393	$19,457	$18,392

Weighted average:
Common shares	8,915,226	8,761,895	7,899,241
Dilutive stock options and restricted stock units	85,541	93,069	108,436
	9,000,767	8,854,964	8,007,677
Earnings per share:
Basic	$2.29	$2.22	$2.33
Diluted	$2.27	$2.20	$2.30

Cash dividends declared per share	$.96	$.90	$.84

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (dollars in thousands)	2012	2011	2010

Net income	$20,393	$19,457	$18,392

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(1,011)	34,851	(7,768)
Change in funded status of pension plan	(561)	(3,172)	(633)
Other comprehensive income (loss) before income taxes	(1,572)	31,679	(8,401)
Income tax expense (benefit)	(624)	12,575	(3,334)
Other comprehensive income (loss)	(948)	19,104	(5,067)
Comprehensive Income	$19,445	$38,561	$13,325

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2010	7,213,056	$721	$2,043	$110,047	$3,651	$116,462
Net income				18,392		18,392
Other comprehensive (loss)					(5,067)	(5,067)
Repurchase of common stock	(3,581)		(91)			(91)
Common stock issued under stock compensation plans, including tax benefit	60,690	6	709			715
Issuance of common stock	1,437,500	144	32,218			32,362
Stock-based compensation			647			647
Cash dividend declared				(6,726)		(6,726)
Balance, December 31, 2010	8,707,665	871	35,526	121,713	(1,416)	156,694
Net income				19,457		19,457
Other comprehensive income					19,104	19,104
Repurchase of common stock	(7,022)	(1)	(184)			(185)
Common stock issued under stock compensation plans, including tax benefit	93,289	9	1,409			1,418
Stock-based compensation			756			756
Cash dividend declared				(7,897)		(7,897)
Balance, December 31, 2011	8,793,932	879	37,507	133,273	17,688	189,347
Net income				20,393		20,393
Other comprehensive (loss)					(948)	(948)
Repurchase of common stock	(13,150)	(1)	(368)			(369)
Common stock issued under stock compensation plans, including tax benefit	145,604	14	2,724			2,738
Common stock issued under dividend reinvestment and stock purchase plan	75,300	8	1,998			2,006
Stock-based compensation			782			782
Cash dividend declared				(8,579)		(8,579)
Balance, December 31, 2012	9,001,686	$900	$42,643	$145,087	$16,740	$205,370

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (dollars in thousands)	2012	2011	2010

Cash Flows From Operating Activities:
Net income	$20,393	$19,457	$18,392
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,628	4,061	3,973
Loss (gains) on loans held-for-sale	(28)	75	300
Deferred income tax provision (credit)	2,835	743	(612)
Depreciation and amortization	2,816	2,667	2,487
Premium amortization on investment securities, net	8,981	5,396	4,078
Net gains on sales of available-for-sale securities	(3,613)	(138)	(1,719)
Loss on extinguishment of debt	3,812	-	-
Gain on sale of bank premises and equipment	-	-	(154)
Stock-based compensation expense	782	756	647
Accretion of cash surrender value on bank-owned life insurance	(500)	(502)	(496)
Decrease in prepaid FDIC assessment	915	1,022	1,539
Pension plan contribution in excess of expense	(5,328)	(3,436)	(2,800)
Increase in other assets	(227)	(1,979)	(350)
Increase in accrued expenses and other liabilities	555	1,439	1,326
Net cash provided by operating activities	35,021	29,561	26,611

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	102,687	4,610	78,504
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	18,427	25,073	43,103
Available-for-sale	136,518	122,620	141,973
Purchase of investment securities:
Held-to-maturity	(400)	(472)	(596)
Available-for-sale	(169,171)	(338,586)	(245,031)
Proceeds from sales of loans held-for-sale	928	1,535	-
Net increase in loans to customers	(164,000)	(85,013)	(76,898)
Net decrease (increase) in restricted stock	(820)	(4,129)	194
Purchase of bank premises and equipment, net	(5,570)	(3,634)	(5,086)
Net cash used in investing activities	(81,401)	(277,996)	(63,837)

Cash Flows From Financing Activities:
Net increase in total deposits	130,208	209,930	15,388
Net increase (decrease) in short-term borrowings	1,407	40,637	(49,817)
Proceeds from long-term debt	62,500	27,500	30,000
Repayment of long-term debt	(128,812)	(12,000)	-
Proceeds from issuance of common stock	2,006	-	32,362
Proceeds from exercise of stock options	2,603	1,279	676
Tax benefit of stock compensation plans	135	139	39
Repurchase and retirement of common stock	(369)	(185)	(91)
Cash dividends paid	(10,602)	(7,790)	(6,253)
Net cash provided by financing activities	59,076	259,510	22,304
Net increase (decrease) in cash and cash equivalents	12,696	11,075	(14,922)
Cash and cash equivalents, beginning of year	29,495	18,420	33,342
Cash and cash equivalents, end of year	$42,191	$29,495	$18,420

Supplemental Information:
Cash paid for:
Interest	$15,378	$16,397	$15,767
Income taxes	2,874	4,116	6,178
Noncash investing and financing activities:
Cash dividends payable	-	2,022	1,916
Loans transferred from portfolio to held-for-sale	900	610	1,300

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of The First of Long Island Corporation (“Corporation”) and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”), and subsidiaries wholly-owned by the Bank, either directly or indirectly: The First of Long Island Agency, Inc.; FNY Service Corp. (“FNY”); and The First of Long Island REIT, Inc. (“REIT”).  The Corporation’s financial condition and operating results principally reflect those of the Bank and its subsidiaries.  The consolidated entity is referred to as the “Corporation,” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  All intercompany balances and amounts have been eliminated.  In preparing the consolidated financial statements, management is required to make estimates, such as the allowance for loan losses, and assumptions that affect the reported asset and liability balances, revenue and expense amounts, and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  Any subsequent declines in fair value below the initial carrying value are recorded as a valuation allowance, which is established through a charge to noninterest income.

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

The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

The allowance for loan losses is comprised of specific reserves allocated to individually impaired loans plus estimated losses on pools of loans that are collectively reviewed.  Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Estimated losses for loans individually deemed to be impaired are based on either the fair value of collateral or the discounted value of expected future cash flows.  For all collateral dependent impaired loans, impairment losses are measured based on the fair value of the collateral.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest when due according to the contractual terms of the current loan agreement.  Loans that experience insignificant payment delays and payment shortfalls are not automatically considered to be impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and financial condition and the amount of the shortfall in relation to the principal and interest owed.

Estimated losses for loans that are not individually deemed to be impaired are determined on a pooled basis using the Bank’s historical loss experience.  The time period utilized in determining historical losses is currently 24 months, but varies from time-to-time based on, among other things, the economic cycle.  Loan pools include; commercial and industrial loans; owner occupied commercial mortgages; multifamily commercial mortgages; other commercial mortgages; residential mortgages; home equity lines; and consumer loans.  Risk ratings and a variety of credit metrics are used to adjust historical losses to current conditions for each pool.  Management utilizes a ten point risk rating system for commercial and industrial loans; owner occupied commercial mortgages; multifamily commercial mortgages; and other commercial mortgages.  A three point risk rating system is used for residential mortgages; home equity lines; and consumer loans.  Credit metrics used for the various pools include, but are not limited to, delinquencies, general economic conditions, local and national unemployment rates, commercial vacancies, trends in local median home prices, trends in the nature and volume of loans, compound average growth rates, changes in the mix of loans, concentrations of credit, changes in lending policies and procedures, changes in lending staff, changes in the loan review function and environmental factors including a general assessment of the legal, regulatory and competitive risks.

Other detailed information about the Bank’s rating systems for the above pools of loans can be found in “Note C – Loans.”

Troubled debt restructurings are by definition impaired loans and are generally reported at the present value of estimated future cash flows using the loan’s effective rate at inception.  However, if a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral.

Unless otherwise noted, the policies and methodologies described above relating to loans and the allowance for loan losses are consistently applied to all classes of loans.

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

Bank Premises and Equipment

Land is carried at cost.  Other Bank premises and equipment are carried at cost, less accumulated depreciation and amortization.  Buildings are depreciated using the straight-line method over their estimated useful lives, which range from thirty-one to forty years.  Building improvements are depreciated using the straight-line method over the then remaining lives of the buildings or their estimated useful lives, whichever is shorter.  Leasehold improvements are amortized using the straight-line method over the remaining lives of the leases or their estimated useful lives, whichever is shorter.  The lives of the respective leases range from five to twenty years.  Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off balance sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit.  The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded on the balance sheet when they are funded or drawn down.

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

Earnings Per Share.  Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and restricted stock units (“RSUs”) were converted into shares of common stock that then shared in the earnings of the Corporation.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive stock options and RSUs.  There were 46,102, 95,119 and 44,594 anti-dilutive stock options at December 31, 2012, 2011 and 2010, respectively, and no anti-dilutive RSUs.  Other than the stock options and RSUs described in Note J and the Rights described in Note I, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

Shares Tendered Upon the Exercise of Stock Options and Withheld Upon the Vesting of RSUs. The amount shown for 2012 on the line captioned “Repurchase of common stock” in the Consolidated Statement of Changes in Stockholders’ Equity is comprised of 8,450 shares with a value of $244,000 tendered upon the exercise of stock options and 4,700 shares with a value of $125,000 withheld upon the conversion of RSUs. The amount shown for 2011 represents 1,897 shares with a value of $49,000 tendered upon the exercise of stock options and 5,125 shares with a value of $136,000 withheld upon the conversion of RSUs. The amount shown for 2010 represents 3,581 shares with a value of $91,000 withheld upon the conversion of RSUs.

Stock-based Compensation

The Corporation has a stock-based compensation plan as more fully described in Note J.  Compensation cost is recognized for stock options and RSUs issued to employees based on the grant date fair value of the award.  The cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. For stock options, compensation expense is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  For RSUs, compensation expense is recognized over the three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience that no forfeitures will occur.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	2012	2011	2010
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities:
Change arising during period	$2,602	$34,989	$(6,049)
Reclassification adjustment for gains included in net income	(3,613)	(138)	(1,719)
Net unrealized gains (losses) on available-for-sale securities	(1,011)	34,851	(7,768)
Tax effect	(401)	13,834	(3,083)
	(610)	21,017	(4,685)

Change in funded status of pension plan:
Unrecognized net loss arising during period	(1,248)	(3,461)	(978)
Amortization of prior service cost included in pension expense	23	23	23
Amortization of net actuarial loss included in pension expense	664	266	322
	(561)	(3,172)	(633)
Tax effect	(223)	(1,259)	(251)
	(338)	(1,913)	(382)

Other comprehensive income (loss)	$(948)	$19,104	$(5,067)

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/11	Change	12/31/12
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$23,330	$(610)	$22,720
Unrealized actuarial losses and prior service costs on pension plan	(5,642)	(338)	(5,980)
Total accumulated other comprehensive income	$17,688	$(948)	$16,740

Operating Segments

While senior management monitors the revenue streams of the Bank’s various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis.  Accordingly, all of the financial operations of the Bank are aggregated in one reportable operating segment.

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

Adoption of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  For public entities like the Corporation, the amendments in ASU 2011-04, which need to be applied prospectively, became effective for interim and annual periods beginning in 2012.  The adoption of ASU 2011-04 on January 1, 2012 resulted in the following disclosures included in “Note N – Fair Value of Financial Instruments” to the Corporation’s consolidated financial statements:

1) For financial instruments that are not recorded at fair value in the Corporation’s consolidated financial statements, the level of the fair value hierarchy within which the fair value measurement used for disclosure purposes falls;

2) For financial instruments recorded at fair value, quantitative information about the significant unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy;

3) The Corporation’s policy for determining when transfers between levels of the fair value hierarchy are deemed to have occurred.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.”  The amendments in ASU 2011-05 give entities the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  For public entities like the Corporation, the amendments in ASU 2011-05, which need to be applied prospectively, became effective for interim and annual periods beginning in 2012.  The adoption of ASU 2011-05 on January 1, 2012 resulted in the elimination of the presentation of the components of other comprehensive income in the Statement of Changes in Stockholders’ Equity and the inclusion in the consolidated financial statements of a Statement of Comprehensive Income and the related disclosures included in this Note under the heading “Comprehensive Income.”

Impact of Not Yet Effective Accounting Standards

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in ASU 2013-02 require entities like the Corporation to provide information on a quarterly and annual basis about significant reclassifications out of accumulated other comprehensive income.  The information would be provided either on the face of the income statement or as a separate disclosure in the notes to the consolidated financial statements if the item reclassified is included in net income in its entirety in the period of reclassification.  Such information would include the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  Where a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account rather than directly to income or expense, the entity would be required to cross-reference to other disclosures that provide additional detail about that amount.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for interim and annual reporting periods beginning after December 15, 2012.  Early adoption is permitted.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2012 and 2011.

	2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$36,255	$2,182	$-	$38,437
Pass-through mortgage securities	3,782	342	-	4,124
Collateralized mortgage obligations	4,130	267	-	4,397
	$44,167	$2,791	$-	$46,958
Available-for-Sale Securities:
State and municipals	$307,958	$24,703	$(148)	$332,513
Pass-through mortgage securities	82,863	2,093	-	84,956
Collateralized mortgage obligations	388,936	12,202	(1,173)	399,965
	$779,757	$38,998	$(1,321)	$817,434

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$43,091	$2,906	$-	$45,997
Pass-through mortgage securities	6,851	551	-	7,402
Collateralized mortgage obligations	12,143	535	-	12,678
	$62,085	$3,992	$-	$66,077
Available-for-Sale Securities:
U.S. government agencies	$5,000	$113	$-	$5,113
State and municipals	292,662	20,580	(47)	313,195
Pass-through mortgage securities	68,060	5,726	-	73,786
Collateralized mortgage obligations	489,546	12,933	(617)	501,862
	$855,268	$39,352	$(664)	$893,956

At December 31, 2012 and 2011, investment securities with a carrying value of $245,365,000 and $290,658,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2012 and 2011.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2012 and 2011 presented by length of time the securities have been in a continuous unrealized loss position.

	2012
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$12,765	$(148)	$-	$-	$12,765	$(148)
Collateralized mortgage obligations	92,674	(1,011)	6,170	(162)	98,844	(1,173)
Total temporarily impaired	$105,439	$(1,159)	$6,170	$(162)	$111,609	$(1,321)

	2011
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$6,176	$(47)	$-	$-	$6,176	$(47)
Collateralized mortgage obligations	66,357	(617)	-	-	66,357	(617)
Total temporarily impaired	$72,533	$(664)	$-	$-	$72,533	$(664)

Because the unrealized losses reflected in the preceding tables are attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	2012	2011	2010
	(in thousands)
Proceeds	$102,687	$4,610	$78,504

Gains	$4,248	$138	$1,885
Losses	(635)	-	(166)
Net gains	$3,613	$138	$1,719

The tax provision related to these net realized gains was $1,434,000, $55,000 and $682,000 in 2012, 2011 and 2010, respectively.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$5,840	$5,967
After 1 through 5 years	11,487	12,116
After 5 through 10 years	16,601	17,838
After 10 years	2,327	2,516
Mortgage-backed securities	7,912	8,521
	$44,167	$46,958
Available-for-Sale Securities:
Within one year	$3,742	$3,820
After 1 through 5 years	12,954	13,786
After 5 through 10 years	32,945	34,590
After 10 years	258,317	280,317
Mortgage-backed securities	471,799	484,921
	$779,757	$817,434

NOTE C – LOANS

The following tables set forth by class of loans as of December 31, 2012, 2011 and 2010: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  The tables also set forth by class of loans the activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010.  Construction and land development loans, if any, are included with commercial mortgages in the following tables.

	2012
		Commercial Mortgages			Residential Mortgages
	Commercial			Owner	Closed	Revolving Home
	& Industrial	Multifamily	Other	Occupied	End	Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$48	$1,105	$1,773	$174	$5,028	$382	$-	$8,510
Collectively evaluated for impairment	54,291	276,772	140,179	83,716	494,407	80,742	4,335	1,134,442
	$54,339	$277,877	$141,952	$83,890	$499,435	$81,124	$4,335	$1,142,952
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$567	$-	$-	$567
Collectively evaluated for impairment	834	5,342	1,978	1,163	7,162	1,453	125	18,057
	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Activity in allowance for loan losses:
Beginning balance	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572
Chargeoffs	5	501	-	-	659	450	4	1,619
Recoveries	4	4	19	-	10	-	6	43
Provision for loan losses (credit)	136	474	(357)	(225)	3,150	488	(38)	3,628
Ending balance	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624

	2011
Loans:
Individually evaluated for impairment	$12	$2,133	$1,816	$-	$4,548	$975	$-	$9,484
Collectively evaluated for impairment	42,560	227,160	138,813	89,953	380,826	89,641	4,596	973,549
	$42,572	$229,293	$140,629	$89,953	$385,374	$90,616	$4,596	$983,033
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$312	$45	$-	$676	$-	$-	$1,034
Collectively evaluated for impairment	698	5,053	2,271	1,388	4,552	1,415	161	15,538
	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572
Activity in allowance for loan losses:
Beginning balance	$803	$3,848	$2,303	$1,529	$4,059	$1,415	$57	$14,014
Chargeoffs	-	1,257	233	-	8	100	36	1,634
Recoveries	115	9	-	-	1	-	6	131
Provision for loan losses (credit)	(219)	2,765	246	(141)	1,176	100	134	4,061
Ending balance	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572

	2010
Loans:
Individually evaluated for impairment	$27	$2,314	$-	$-	$945	$-	$-	$3,286
Collectively evaluated for impairment	39,028	205,785	125,461	83,386	344,344	93,308	5,790	897,102
	$39,055	$208,099	$125,461	$83,386	$345,289	$93,308	$5,790	$900,388
Allocation of allowance for loan losses:
Individually evaluated for impairment	$27	$870	$-	$-	$-	$-	$-	$897
Collectively evaluated for impairment	776	2,978	2,303	1,529	4,059	1,415	57	13,117
	$803	$3,848	$2,303	$1,529	$4,059	$1,415	$57	$14,014
Activity in allowance for loan losses:
Beginning balance	$971	$2,685	$1,687	$1,603	$2,242	$1,102	$56	$10,346
Chargeoffs	-	325	-	-	-	22	30	377
Recoveries	46	-	-	-	-	-	26	72
Provision for loan losses (credit)	(214)	1,488	616	(74)	1,817	335	5	3,973
Ending balance	$803	$3,848	$2,303	$1,529	$4,059	$1,415	$57	$14,014

For individually impaired loans, the following tables set forth by class of loans at December 31, 2012, 2011 and 2010 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2012, 2011 and 2010. The recorded investment for individually impaired loans is the unpaid principal balance.

	2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$48	$48	$-	$49	$1
Commercial mortgages:
Multifamily	1,105	1,105	-	1,132	42
Other	1,773	1,773	-	1,793	103
Owner-occupied	174	174	-	181	-
Residential mortgages:
Closed end	1,043	1,043	-	1,444	4
Revolving home equity	382	382	-	386	1

With an allowance recorded:
Residential mortgages - closed end	3,985	3,985	567	4,024	131

Total:
Commercial and industrial	48	48	-	49	1
Commercial mortgages:
Multifamily	1,105	1,105	-	1,132	42
Other	1,773	1,773	-	1,793	103
Owner-occupied	174	174	-	181	-
Residential mortgages:
Closed end	5,028	5,028	567	5,468	135
Revolving home equity	382	382	-	386	1
	$8,510	$8,510	$567	$9,009	$282

	2011
With no related allowance recorded:
Commercial mortgages:
Multifamily	$740	$740	$-	$743	$32
Other	39	39	-	40	-
Residential mortgages:
Closed end	174	174	-	174	1
Revolving home equity	975	975	-	1,126	3

With an allowance recorded:
Commercial and industrial	12	12	1	20	2
Commercial mortgages:
Multifamily	1,393	1,393	312	1,419	-
Other	1,777	1,777	45	1,777	5
Residential mortgages - closed end	4,374	4,374	676	4,244	140

Total:
Commercial and industrial	12	12	1	20	2
Commercial mortgages:
Multifamily	2,133	2,133	312	2,162	32
Other	1,816	1,816	45	1,817	5
Residential mortgages:
Closed end	4,548	4,548	676	4,418	141
Revolving home equity	975	975	-	1,126	3
	$9,484	$9,484	$1,034	$9,543	$183

	2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages - multifamily	$447	$447	$-	$451	$20
Residential mortgages - closed end	945	945	-	945	22

With an allowance recorded:
Commercial and industrial	27	27	27	31	2
Commercial mortgages - multifamily	1,867	1,867	870	1,867	99

Total:
Commercial and industrial	27	27	27	31	2
Commercial mortgages - multifamily	2,314	2,314	870	2,318	119
Residential mortgages - closed end	945	945	-	945	22
	$3,286	$3,286	$897	$3,294	$143

Interest income recorded by the Corporation on loans considered to be impaired was generally recognized using the accrual method of accounting.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	December 31, 2012
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$54,339	$54,339
Commercial mortgages:
Multifamily	-	-	-	379	379	277,498	277,877
Other	-	-	-	-	-	141,952	141,952
Owner occupied	264	-	-	174	438	83,452	83,890
Residential mortgages:
Closed end	369	-	-	3,163	3,532	495,903	499,435
Revolving home equity	248	-	-	382	630	80,494	81,124
Consumer	3	-	-	-	3	4,332	4,335
	$884	$-	$-	$4,098	$4,982	$1,137,970	$1,142,952

	December 31, 2011
Commercial and industrial	$-	$-	$-	$-	$-	$42,572	$42,572
Commercial mortgages:
Multifamily	-	-	-	1,393	1,393	227,900	229,293
Other	-	-	-	-	-	140,629	140,629
Owner occupied	-	-	-	-	-	89,953	89,953
Residential mortgages:
Closed end	649	-	-	768	1,417	383,957	385,374
Revolving home equity	88	-	-	1,050	1,138	89,478	90,616
Consumer	3	-	-	-	3	4,593	4,596
	$740	$-	$-	$3,211	$3,951	$979,082	$983,033

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

For the year ended December 31, 2012, the Bank modified two loans in troubled debt restructurings.  One modification involved extending the maturity date by 3 months.  The other modification converted a revolving line to a term loan.  Both modifications involved interest rate changes and in both cases the new interest rate was lower than the current market rate for new debt with similar risks.  The interest rate changes were for periods of three months and 36 months, respectively, with pre-modification interest rates of 6.00% and 4.75%, respectively, and post modification interest rates of 2.00% and 5.75%, respectively.  At December 31, 2012 and 2011, the Bank had an allowance for loan losses of $481,000 and $855,000, respectively, allocated to specific troubled debt restructurings.  The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

The following table presents information about loans modified in troubled debt restructurings during the years ended December 31, 2012 and 2011:

	2012
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Loans	Investment	Investment
	(dollars in thousands)

Commercial and industrial	1	$49	$49
Residential mortgage - closed end	1	129	129
	2	$178	$178

	2011
Commercial mortgages
Multifamily	2	$1,420	$1,420
Other	1	40	40
Residential mortgage - closed end	2	1,393	1,393
	5	$2,853	$2,853

The 2012 troubled debt restructurings described in the preceeding table did not result in a provision for loan losses during 2012, but the 2011 troubled debt restructurings did result in a provision for loan losses of $564,000 during 2011.  There were no chargeoffs related to these loans at the time of restructure in either 2012 or 2011.  One loan that was restructured in 2011 was partially charged off in the amount of $413,000 during 2012.  This loan was transferred to the held-for-sale category during 2012 and sold at a gain of $28,000 prior to year-end.

There were no troubled debt restructurings for which there was a payment default during 2012 or 2011 that were modified during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Hurricane Sandy.  Hurricane Sandy, which occurred in October 2012, resulted in considerable damage throughout the Bank’s market area and adversely affected the collateral properties securing certain loans.  To assist customers with residential mortgages, the Bank made modifications consisting of one or a combination of the following: (1) interest rate reductions; (2) interest only periods; and (3) maturity date extensions.  The interest rate reductions, interest only periods and maturity date extensions were generally for three months or less.  The Bank modified 25 residential mortgages covering $5.4 million of outstanding principal.  There were no significant modifications to commercial mortgages.

Based on the insignificant changes in payment terms compared to the original payment terms and the financial condition of the borrowers, the Bank has determined that the modifications to date related to Hurricane Sandy do not represent troubled debt restructurings. Such modifications will not materially impact the Corporation’s financial condition or results of operations.

Risk Characteristics.  Credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national economic conditions and environmental impairment of properties securing mortgage loans.  The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses.  Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls.  In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  The primary source of repayment for multifamily loans is cash flows from the underlying properties.  Such cash flows are dependent on the strength of the local economy.

Credit Quality Indicators.  The Corporation categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, historical payment experience, credit documentation, public records and current economic trends.

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

Risk ratings on commercial and industrial loans and commercial mortgages are initially assigned by the lending officer together with any necessary approval authority.  The ratings are periodically reviewed and evaluated through one or more of the following: (1) borrower contact; (2) credit department review; and (3) independent loan review.  All commercial and industrial loans and commercial mortgages over $750,000 are generally reviewed by the credit department no less often than annually.  The frequency of the review of other loans is determined by the Bank’s ongoing assessments of the borrower’s condition.

Residential mortgage loans, revolving home equity lines and other consumer loans are risk rated utilizing a three point rating system.  Loans in these categories that are on management’s watch list or have been criticized or classified by management are assigned the highest risk rating.  All other loans are risk rated based on credit scores.  A credit score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required for new loans.  Credit scores for each borrower are updated at least annually.  The risk ratings along with their definitions are as follows:

Internally Assigned Risk Rating
1	Credit score is equal to or greater than 680.
2	Credit score is 635 to 679.
3	Credit score is below 635 or the loan has been classified, criticized or placed on watch.

The following tables present the recorded investment in commercial and industrial loans and commercial real estate loans by class of loans and risk rating at December 31, 2012 and 2011.

	2012
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$4,401	$6,225	$42,007	$1,268	$390	$48	$-	$54,339
Commercial mortgages:
Multifamily	-	-	273,592	2,495	685	1,105	-	277,877
Other	-	1,899	131,924	3,457	2,899	1,773	-	141,952
Owner occupied	-	-	72,546	5,237	965	5,142	-	83,890
	$4,401	$8,124	$520,069	$12,457	$4,939	$8,068	$-	$558,058

	2011
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$4,911	$3,720	$33,604	$325	$-	$12	$-	$42,572
Commercial mortgages:
Multifamily	-	-	222,136	5,024	-	2,133	-	229,293
Other	-	1,986	130,476	4,699	1,652	1,816	-	140,629
Owner occupied	-	-	82,870	1,018	537	5,528	-	89,953
	$4,911	$5,706	$469,086	$11,066	$2,189	$9,489	$-	$502,447

The following tables present the recorded investment in residential mortgages, home equity lines, and other consumer loans by class of loans and risk rating at December 31, 2012 and 2011.

	2012
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$451,985	$25,160	$16,761	$501	$-	$5,028	$-	$499,435
Revolving home equity	66,673	6,630	6,665	774	-	382	-	81,124
Consumer	2,861	702	140	-	-	-	-	3,703
	$521,519	$32,492	$23,566	$1,275	$-	$5,410	$-	$584,262

	2011
Residential mortgages:
Closed end	$346,752	$19,977	$13,389	$731	$126	$4,399	$-	$385,374
Revolving home equity	74,831	8,655	5,726	280	-	1,124	-	90,616
Consumer	3,600	612	128	-	-	-	-	4,340
	$425,183	$29,244	$19,243	$1,011	$126	$5,523	$-	$480,330

Deposit account overdrafts were $632,000 and $256,000 at December 31, 2012 and 2011, respectively.  They are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

Loans to Directors and Executive Officers.  Certain directors, including their immediate families and companies in which they are principal owners, and executive officers were loan customers of the Bank during 2012 and 2011.  The aggregate outstanding amount of these loans was $860,000 and $1,537,000 at December 31, 2012 and 2011, respectively.  During 2012, $89,000 of new loans to such persons were made representing advances on existing lines.  Repayments totaled $766,000 in 2012.  There were no loans to directors or executive officers that were nonaccrual at December 31, 2012 or 2011.

NOTE D – PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	December 31,
	2012	2011
	(in thousands)
Land	$6,182	$4,445
Buildings and improvements	16,364	14,259
Leasehold improvements	7,238	6,905
Furniture and equipment	21,931	20,365
Construction in process	384	555
	52,099	46,529
Accumulated depreciation and amortization	(27,536)	(24,720)
	$24,563	$21,809

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits.

	Amount
	Less than	$100,000 or
	$100,000	More	Total
	(in thousands)
2013	$35,524	$90,485	$126,009
2014	12,957	14,421	27,378
2015	16,255	21,650	37,905
2016	22,473	36,781	59,254
2017	2,701	3,757	6,458
Thereafter	1,206	1,343	2,549
	$91,116	$168,437	$259,553

Deposits from executive officers, directors and their affiliates at December 31, 2012 and 2011 were approximately $11.0 million and $8.4 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds at December 31, 2012 and 2011.

	December 31,
	2012	2011
Short-term borrowings:	(in thousands)
Securities sold under repurchase agreements	$11,634	$12,227
Federal Home Loan Bank advances	92,000	90,000
	103,634	102,227
Long-term debt:
Securities sold under repurchase agreements	45,000	115,000
Federal Home Loan Bank advances	100,000	92,500
	145,000	207,500
	$248,634	$309,727

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the Consolidated Balance Sheets, and amounted to $380,000 and $790,000 at December 31, 2012 and 2011, respectively.

Securities Sold Under Repurchase Agreements.  Securities sold under repurchase agreements are fixed rate financing arrangements with remaining contractual maturities between one day and six years.  At maturity, the securities underlying the agreements will be returned to the Bank.

The following table sets forth information concerning securities sold under repurchase agreements.

	2012	2011
	(dollars in thousands)
Average daily balance during the year	$111,996	$130,555
Average interest rate during the year	4.02%	4.01%
Maximum month-end balance during the year	$127,699	$140,459
Weighted average interest rate at year-end	3.54%	4.00%

The agreements are collateralized by mortgage-backed and municipal securities with a carrying value of approximately $55 million at December 31, 2012.

The following table sets forth as of December 31, 2012 the contractual maturities and weighted average interest rates of securities sold under repurchase agreements for each of the next five years and the period thereafter.  All of the repurchase agreements maturing in 2015 and thereafter are callable as of December 31, 2012.

		Weighted
		Average
Contractual Maturity	Amount	Rate
(dollars in thousands)
Overnight	$11,634	.12%

2015	10,000	4.20
2017	30,000	4.33
After 2017	5,000	5.45
	45,000	4.42
	$56,634	3.54%

Federal Home Loan Bank Advances.  FHLB advances were collateralized by a blanket lien on residential mortgages of $348 million and $329 million at December 31, 2012 and 2011, respectively.  Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.

	December 31,
	2012	2011
	(dollars in thousands)
Average daily balance during the year	$145,392	$95,759
Average interest rate during the year	1.67%	2.34%
Maximum month-end balance during the year	$207,500	$182,500
Weighted average interest rate at year-end	1.19%	1.47%

The following table sets forth as of December 31, 2012 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.

		Weighted
		Average
Contractual Maturity	Amount	Rate
(dollars in thousands)
Overnight	$92,000	.31%

2015	10,000	2.67
2016	27,500	2.33
After 2017	62,500	1.74
	100,000	2.00
	$192,000	1.19%

Other Borrowings.  The Bank had no other borrowings at December 31, 2012 or 2011.  In 2012 and 2011, the average balance of other borrowings amounted to $4,000 and $68,000, respectively, with average interest rates of .55% and .74%, respectively.  The funds were borrowed to test the Bank’s credit lines at the FRB discount window and at several commercial banks.

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return.  Income taxes charged to earnings in 2012, 2011 and 2010 had effective tax rates of 19.7%, 20.3% and 22.6%, respectively.  The following table sets forth a reconciliation of the statutory Federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	3.1	3.1	2.9
Tax-exempt income, net of disallowed cost of funding	(17.5)	(16.9)	(14.6)
Other	0.1	0.1	0.3
	19.7%	20.3%	22.6%

Provision for Income Taxes.  The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
	2012	2011	2010
Current:	(in thousands)
Federal	$1,575	$3,168	$4,772
State and local	607	1,033	1,211
	2,182	4,201	5,983
Deferred:
Federal	2,262	636	(459)
State and local	573	107	(153)
	2,835	743	(612)
	$5,017	$4,944	$5,371

Net Deferred Tax Asset or Liability.  The following table sets forth the components of the Bank’s net deferred tax asset or liability.

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$7,312	$6,335
Stock-based compensation	907	922
Supplemental executive retirement expense	19	18
Directors' retirement expense	71	75
Accrued rent expense	130	117
Other	51	30
	8,490	7,497
Valuation allowance	-	-
	8,490	7,497
Deferred tax liabilities:
Prepaid pension	4,210	2,318
Unrealized gains on available-for-sale securities	14,956	15,358
Deferred loan costs	1,558	-
Prepaid expenses	184	-
Depreciation	912	939
	21,820	18,615
Net deferred tax liability	$(13,330)	$(11,118)

The Corporation had no unrecognized tax benefits at December 31, 2012, 2011 and 2010, and does not expect to have any within the next twelve months.

The Corporation is subject to U.S. federal, New York State and New York City income taxes.  The Corporation’s federal income tax returns are subject to examination by the taxing authorities for years after 2008.  The Corporation’s New York State income tax returns are subject to examination for years after 2009.  New York State recently completed an examination of the Corporation’s and FNY’s tax returns for calendar years 2007, 2008 and 2009 and proposed no changes to the returns.  The Corporation’s New York City income tax returns are subject to examination by taxing authorities for years after 2008.  New York City recently completed an examination of the Corporation’s tax returns for calendar years 2007 and 2008 and proposed no changes to the returns.  The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2010, 2011 and 2012.

NOTE H – REGULATORY MATTERS

Minimum Regulatory Capital Requirements.  The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank.  Under the banking agencies’ capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must satisfy specific capital requirements that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the table that follows.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2012 and 2011 are also presented in the table.

	2012
			Minimum		Minimum To Be Well
			Capital Adequacy		Capitalized Under Prompt
	Actual Capital		Requirement		Corrective Action Provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Consolidated	$200,879	20.26%	$79,309	8.00%	N/A	N/A
Bank	198,381	20.02	79,260	8.00	$99,075	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	188,410	19.01	39,655	4.00	N/A	N/A
Bank	185,920	18.77	39,630	4.00	59,445	6.00
Tier 1 Capital to Average Assets:
Consolidated	188,410	9.29	81,089	4.00	N/A	N/A
Bank	185,920	9.17	81,070	4.00	101,338	5.00

	2011
			Minimum		Minimum To Be Well
			Capital Adequacy		Capitalized Under Prompt
	Actual Capital		Requirement		Corrective Action Provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Consolidated	$182,069	21.56%	$67,554	8.00%	N/A	N/A
Bank	182,016	21.57	67,516	8.00	$84,395	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	171,439	20.30	33,777	4.00	N/A	N/A
Bank	171,393	20.31	33,758	4.00	50,637	6.00
Tier 1 Capital to Average Assets:
Consolidated	171,439	8.81	77,880	4.00	N/A	N/A
Bank	171,393	8.80	77,878	4.00	97,347	5.00

Other Matters. The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above.  During 2013, the Bank could, without prior approval, declare dividends of approximately $27,838,000 plus any 2013 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances.  The Bank’s average reserve requirement for 2012 was approximately $11,254,000.

Under national banking laws and related statutes, the Bank is limited as to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations.  At December 31, 2012, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated $18,287,000.

NOTE I – SHAREHOLDER PROTECTION RIGHTS PLAN

On July 18, 2006, the Board of Directors of the Corporation (“Board”) renewed the Corporation’s Shareholder Protection Rights Plan and declared a distribution of one right (“Right”) for each share of the Corporation’s common stock (“Common Stock”) outstanding on August 1, 2006.

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

NOTE J – STOCK-BASED COMPENSATION

The Corporation has awards outstanding under two share-based compensation plans.  The Corporation’s 2006 Stock Compensation Plan (“2006 Plan”) was approved by its shareholders on April 18, 2006, as a successor to the 1996 Stock Option and Appreciation Rights Plan (“1996 Plan”).

The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock.  At December 31, 2012, 143,730 shares of common stock were available for grant under the 2006 Plan of which the Corporation’s Board of Directors granted 27,576 RSUs on January 22, 2013.  If any outstanding award under the 2006 Plan for any reason expires or is terminated, the shares allocable to the unexercised portion of such award, including shares of restricted stock and RSUs which did not vest, may again be made subject to an award.  The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares.

Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of nonqualified stock options (“NQSOs”) and RSUs, while equity grants to other officers consisted solely of NQSOs.  Beginning with the January 2012 grant, the Corporation’s Board of Directors determined that equity compensation for all officers and directors will consist solely of RSUs.  Under the terms of the 2006 Plan, stock options and stock appreciation rights cannot have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The terms and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee.  Thus far, the Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan and has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded.  Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

Fair Value of Stock Option Awards. The grant date fair value of option awards was estimated on the date of grant using the Black-Scholes option pricing model.  The fair values of awards made in 2011 and 2010, as well as the assumptions utilized in determining such values, is presented below. There were no stock options granted by the Corporation’s Board of Directors during 2012.

	2011	2010
Grant date fair value	$10.30	$9.13
Expected volatility	45.83%	47.68%
Expected dividends	3.03%	3.19%
Expected term (in years)	7.16	6.82
Risk-free interest rate	1.93%	2.34%

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

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $782,000, $756,000 and $647,000 in 2012, 2011 and 2010, respectively, and related income tax benefits of $311,000, $300,000 and $257,000, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of December 31, 2012 and changes during the year then ended.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	449,504	$22.31
Exercised	(129,285)	20.14
Forfeited or expired	(16,158)	21.20
Outstanding at December 31, 2012	304,061	$23.29	4.99	$1,563
Exercisable at December 31, 2012	199,901	$22.31	3.95	$1,209

All options outstanding at December 31, 2012 are either fully vested or expected to vest.  The total intrinsic value of options exercised in 2012, 2011 and 2010 was $1,017,000, $727,000 and $477,000, respectively.

Restricted Stock Activity.  On January 24, 2012, the Corporation’s Board of Directors granted 29,824 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2014 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of RSUs granted represents the maximum number of shares into which the RSUs can be converted.  A summary of the status of the Corporation’s non-vested shares as of December 31, 2012, and changes during the year then ended is presented below.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2012	30,023	$24.62
Granted	29,824	24.23
Vested	(10,968)	22.69
Forfeited	(3,435)	22.69
Nonvested at December 31, 2012	45,444	$24.98

The total fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010, was $311,000, $430,000 and $558,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2012, there was $1.1 million of total unrecognized compensation cost related to non-vested equity awards. The cost is expected to be recognized over a weighted-average period of 2.20 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises in 2012, 2011 and 2010, was $2,603,000, $1,279,000 and $676,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises in 2012, 2011 and 2010, was $261,000, $148,000 and $11,000, respectively.

Other.  No cash was used to settle stock options in 2012, 2011 or 2010.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

NOTE K – RETIREMENT PLANS

The Bank has a 401(k) plan, defined benefit pension plan and supplemental executive retirement plan.  Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age.  Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code.  The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions.  Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank.  Matching contributions were $332,000, $319,000 and $306,000 for 2012, 2011 and 2010, respectively.

The provisions of the Bank’s defined benefit pension plan (“Pension Plan” or “Plan”) are governed by the rules and regulations contained in the Prototype Plan of the New York State Bankers Retirement System (“Retirement System”) and the Retirement System Adoption Agreement executed by the Bank.  The Retirement System is overseen by a Board of Trustees (“Trustees”) who meet quarterly and, among other things, set the investment policy guidelines.  For investment purposes, the Pension Plan’s contributions are pooled with the contributions of the other participants in the Retirement System.  Assets of the Pension Plan are invested in various debt and equity securities as set forth in this note under the captions “Plan Assets” and “Fair Value of Plan Assets.”  Employees are eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service.  Pension benefits are generally based on a percentage of average annual compensation during the period of creditable service.  The Bank makes annual contributions to the Pension Plan which, when taken together with participant contributions equal to 2% of their compensation, will be sufficient to fund these benefits.  The Bank’s funding method, the unit credit actuarial cost method, is consistent with the funding requirements of applicable federal laws and regulations which set forth both minimum required and maximum tax deductible contributions.  Employees become fully vested after four years of participation in the Pension Plan (no vesting occurs during the four-year period).

Significant Actuarial Assumptions.  The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2012, 2011 and 2010 and the benefit cost for each of the Plan years then ended.

Weighted average assumptions used to determine the benefit obligation at year end	2012	2011	2010
Discount rate	4.06%	5.23%	5.69%
Rate of increase in compensation levels	3.00%	3.00%	3.50%

Weighted average assumptions used to determine net pension cost
Discount rate	5.23%	5.69%	5.89%
Rate of increase in compensation levels	3.00%	3.50%	3.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.50%

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

	2012	2011	2010
	(in thousands)
Service cost, net of plan participant contributions	$900	$1,227	$1,200
Interest cost	1,368	1,336	1,190
Expected return on plan assets	(2,259)	(2,087)	(1,792)
Amortization of prior service cost	23	23	23
Amortization of net actuarial loss	664	266	322
Net pension cost	$696	$765	$943

The estimated prior service cost and net actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are $23,000 and $631,000, respectively.

Funded Status of the Plan.  The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.

	2012	2011	2010
Change in projected benefit obligation:	(in thousands)
Projected benefit obligation at beginning of year	$26,891	$23,772	$20,605
Service cost before plan participant contributions	1,142	1,456	1,444
Expenses	(235)	(216)	(174)
Interest cost	1,368	1,336	1,190
Benefits paid	(916)	(832)	(746)
Assumption changes	4,270	1,460	563
Experience loss (gain) and other	(1,822)	(85)	890
Projected benefit obligation at end of year	30,698	26,891	23,772

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	33,023	29,640	24,307
Actual return on plan assets	3,460	1	2,267
Employer contributions	6,024	4,201	3,742
Plan participant contributions	242	229	244
Benefits paid	(916)	(832)	(746)
Expenses	(235)	(216)	(174)
Fair value of plan assets at end of year	41,598	33,023	29,640

Funded status at end of year	$10,900	$6,132	$5,868

Accumulated Benefit Obligation	$27,783	$24,314	$21,620

The Bank has no minimum required pension contribution and, due to the fact that the Plan is funded beyond most critical statutory thresholds, the Bank will have no opportunity to make a tax-deductible contribution for the Plan year ending September 30, 2013.

The net actuarial loss and prior service cost included in accumulated other comprehensive income as of December 31 are as follows:

	2012	2011
	(in thousands)
Net actuarial loss	$9,878	$9,294
Prior service cost	40	63
	$9,918	$9,357

Plan Assets.  The Retirement System's overall investment strategy is to have approximately 97% of its investments for long-term growth and 3% for near-term benefit payments, with a diversification of asset types, fund strategies and fund managers.

The Plan’s asset allocations at December 31, 2012 and 2011, target allocations and the expected long-term rate of return by asset category are set forth in the table that follows.

				Weighted
		Percentage of Plan Assets		Average Expected
	Target	at December 31,		Long-term
	Allocation	2012	2011	Rates of Return
Cash equivalents	0% - 20%	12.8%	10.6%	<1.00%
Equity securities	40% - 60%	45.5%	47.9%	8.00 to 10.00%
Fixed income securities	40% - 60%	41.7%	41.5%	5.00 to 6.00%
Other financial instruments	0% - 5%	-	-	-
		100.0%	100.0%	6.50 to 7.50%

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

The system currently prohibits its investment managers from purchasing any security greater than 5% of the portfolio value at the time of purchase or having greater than 8% of the market value of the assets invested in any one issuer.  Additionally, the Plan is prohibited from investing in the following instruments:

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

•	Other financial instruments – unhedged currency exposure in countries not defined as “high income economies” by the World Bank.

At December 31, 2012, the System holds certain investments that are no longer deemed acceptable to acquire.  These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the System.

Fair Value of Plan Assets.  The fair value of the Plan assets at December 31, 2012 and 2011, by asset category, is summarized below.

		Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:	(in thousands)
Short term investment funds	$5,099	$-	$5,099	$-
Government issues	226	-	226	-
Foreign currencies	43	43	-	-
Total cash equivalents	5,368	43	5,325	-
Equities:
Common stock	18,319	18,319	-	-
Depository receipts	410	410	-	-
Preferred stock	81	81	-	-
Real estate investment trust	81	81	-	-
Total equities	18,891	18,891	-	-
Fixed income securities:
Auto loan receivable	225	-	225	-
Collateralized mortgage obligations	4,508	-	4,508	-
Corporate bonds	3,927	-	3,927	-
Federal Home Loan Mortgage Corp	516	-	516	-
Federal National Mortgage Assoc.	2,064	-	2,064	-
Government National Mortgage Assoc. I	22	-	22	-
Government National Mortgage Assoc. II	96	-	96	-
Government issues	5,926	-	5,926	-
Municipals	45	-	45	-
Other asset backed	10	-	10	-
Total fixed income securities	17,339	-	17,339	-
Total Plan Assets	$41,598	$18,934	$22,664	$-

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:	(in thousands)
Short term investment funds	$3,448	$-	$3,448	$-
Foreign currencies	57	57	-	-
Total cash equivalents	3,505	57	3,448	-
Equities:
Common stock	15,442	15,442	-	-
Depository receipts	332	332	-	-
Preferred stock	49	49	-	-
Total equities	15,823	15,823	-	-
Fixed income securities:
Auto loan receivable	4	-	4	-
Collateralized mortgage obligations	3,227	-	3,227	-
Corporate bonds	2,935	-	2,935	-
Federal Home Loan Mortgage Corp.	569	-	569	-
Federal National Mortgage Assoc.	1,758	-	1,758	-
Government National Mortgage Assoc. I	24	-	24	-
Government National Mortgage Assoc. II	123	-	123	-
Government issues	4,979	-	4,979	-
Municipals	39	-	39	-
Other asset backed	37	-	37	-
Total fixed income securities	13,695	-	13,695	-
Total Plan Assets	$33,023	$15,880	$17,143	$-

The definition of Level 1, 2 and 3 fair value measurements is included in Note N to these consolidated financial statements.

At December 31, 2012 and 2011, the Plan’s short-term investment funds amounted to approximately 12% and 10%, respectively, of the Plans total assets and represented investments in the State Street Bank & Trust Company Short Term Investment Fund.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year	Amount
(in thousands)
2013	$1,083
2014	1,242
2015	1,367
2016	1,518
2017	1,688
2018-2022	9,852

The Bank’s Supplemental Executive Retirement Plan (“SERP”) currently covers the Bank’s CEO.  The benefit under the SERP is equal to the additional amount that the CEO would be entitled to under the Pension and 401(k) plans in the absence of Internal Revenue Code limitations.  SERP expense was $45,000, $151,000 and $126,000 in 2012, 2011 and 2010, respectively.

NOTE L – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows:

	2012	2011	2010
	(in thousands)
Computer services	$1,911	$1,891	$1,728
FDIC assessment	1,034	1,104	1,909

NOTE M – COMMITMENTS AND CONTINGENT LIABILITIES

Financial Instruments With Off-Balance-Sheet Risk. In the normal course of business, the Bank enters into various types of off-balance sheet arrangements to meet the financing needs of its customers.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  These instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated balance sheets and expose the Bank to credit loss in the event of nonperformance by the Bank’s customers. The Bank's exposure to credit loss is represented by the contractual notional amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit, and generally uses the same credit policies for letters of credit, as it does for on-balance-sheet instruments such as loans.

At December 31, 2012 and 2011, financial instruments whose contract amounts represent credit risk are as follows:

	2012		2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commitments to extend credit	$8,420	$159,313	$14,479	$123,877
Standby letters of credit	5,961	-	4,334	-
Commercial letters of credit	87	-	63	-

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract.  Unused home equity lines are the largest component of the Bank’s variable rate loan commitments.  Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements.  Home equity lines generally expire ten years from their date of origination, other real estate loan commitments generally expire within 60 days and commercial loan commitments generally expire within one year.  At December 31, 2012, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 2.75% to 4.00% and maturities of 5 years and over.  The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, deposit accounts with the Bank or other financial institutions and securities.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party.  The Bank's standby letters of credit extend through March 2014.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  The extent of collateral held for these commitments at December 31, 2012 varied from 0% to 100% of the contractual notional amount of each instrument, with the overall amount of collateral totaling 88% of the aggregate outstanding notional amount.  Standby letters of credit are considered financial guarantees and are recorded at fair value.

Commercial letters of credit are conditional commitments issued by the Bank to assure the payment by a customer to a supplier.  The credit risk involved in issuing commercial letters of credit is the same as that discussed in the preceding paragraph for standby letters of credit.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.

Employment Contracts.  At December 31, 2012, all of the Bank’s executive officers had employment contracts with the Corporation under which they are entitled to severance compensation in the event of an involuntary termination of employment or resignation of employment following a change in control.  The terms of these contracts currently range from six months to three years and, for those contracts with terms of eighteen months or more, unless the Corporation gives written notice of non-extension within the time frames set forth in the contracts, the contracts are automatically extended at the expiration of each year for an additional period of one year, thus resulting in new terms of between eighteen months and three years.  The current aggregate annual salaries provided for in these contracts is approximately $1,687,500.

Lease Commitments. At December 31, 2012, minimum annual rental commitments under non-cancelable operating leases are as follows:

Year	Amount
(in thousands)
2013	$1,294
2014	1,145
2015	1,008
2016	868
2017	785
Thereafter	3,103
$8,203

The Bank has various renewal options on the above leases.  Rent expense, including amounts paid for real estate taxes and common area maintenance, was $1,531,000, $1,515,000 and $1,431,000 in 2012, 2011 and 2010, respectively.

Related Party Leases.  Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank.  The leases expire on October 31, 2017 and December 31, 2019.  Aggregate base rent expense for these leases for the years ending December 31, 2012, 2011 and 2010 amounted to $67,000, $67,000 and $66,000, respectively.  In addition to base rent, the Bank is responsible for its proportionate share of the real estate taxes on one of the leased properties.  The Corporation believes that the terms of these leases are comparable to market terms that could have been obtained from an unrelated third party.

Litigation.  The Corporation is a named defendant in several legal actions incidental to the business.  For some of these actions there is a possibility that the Corporation will sustain a financial loss, and for one the Bank has agreed to a settlement with the plaintiff.  The amount of the settlement has been accrued by a charge to 2012 earnings.  Management believes that none of the possible losses are material.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy in either 2012 or 2011.

The fair values of the Corporation’s investment securities designated as available-for-sale at December 31, 2012 and 2011 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$332,513	$-	$332,513	$-
Pass-through mortgage securities	84,956	-	84,956	-
Collateralized mortgage obligations	399,965	-	399,965	-
	$817,434	$-	$817,434	$-

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
U.S. government agencies	$5,113	$-	$5,113	$-
State and municipals	313,195	-	313,195	-
Pass-through mortgage securities	73,786	-	73,786	-
Collateralized mortgage obligations	501,862	-	501,862	-
	$893,956	$-	$893,956	$-

Assets measured at fair value on a nonrecurring basis at December 31, 2012 and 2011, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Impaired loans - December 31, 2012:
Residential mortgages - closed end	$1,929	$-	$-	$1,929

Impaired loans - December 31, 2011:
Commercial mortgages - multifamily	$805	$-	$-	$805
Residential mortgages - closed end	507	-	-	507
	$1,312	$-	$-	$1,312

The impaired loans set forth in the preceding table had principal balances of $2,248,000 and $1,651,000 at December 31, 2012 and 2011, respectively, and valuation allowances of $319,000 and $339,000, respectively.  During the years ended December 31, 2012 and 2011, the Corporation recorded provisions for loan losses of $26,000 and $339,000, respectively, for impaired loans measured at fair value.  There was no related provision for loan losses recorded in 2010.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2012 and 2011.

	Level of	December 31, 2012		December 31, 2011
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$42,191	$42,191	$29,495	$29,495
Held-to-maturity securities	Level 2	43,362	46,153	60,970	64,962
Held-to-maturity securities	Level 3	805	805	1,115	1,115
Loans	Level 3	1,126,831	1,140,731	967,975	989,785
Restricted stock	Level 1	13,104	13,104	12,284	12,284
Accrued interest receivable:
Investment securities	Level 2	4,943	4,943	5,621	5,621
Loans	Level 3	3,332	3,332	3,401	3,401

Financial Liabilities:
Checking deposits	Level 1	528,940	528,940	435,517	435,517
Savings, NOW and money market deposits	Level 1	844,583	844,583	796,009	796,009
Time deposits	Level 2	259,553	268,907	271,342	280,791
Short-term borrowings	Level 1	103,634	103,634	102,227	102,227
Long-term debt	Level 2	145,000	154,050	207,500	223,731
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	740	740	507	507
Time deposits	Level 2	3,828	3,828	2,902	2,902
Short-term borrowings	Level 1	1	1	2	2
Long-term debt	Level 2	379	379	787	787

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

Loans.  The total loan portfolio is divided into three segments: (1) residential mortgages; (2) commercial mortgages and commercial loans; and (3) and consumer loans.  Each segment is further divided into pools of loans with similar financial characteristics (i.e. product type, fixed versus variable rate, time to rate reset, length of term, conforming versus nonconforming).  Cash flows for each pool, including estimated prepayments if applicable, are discounted utilizing market or internal benchmarks which management believes are reflective of current market rates for similar loan products.  The discounted value of the cash flows is reduced by the related allowance for loan losses to arrive at an estimate of fair value.

Restricted stock. The recorded book value of Federal Home Loan Bank stock and Federal Reserve Bank stock is its fair value because the stock is redeemable at cost.

Deposit liabilities. The fair value of deposits with no stated maturity, such as checking deposits, money market deposits, NOW accounts and savings deposits, is equal to their recorded book value. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate at which the Bank could currently replace these deposits with wholesale borrowings from the Federal Home Loan Bank.

Borrowed funds. For short-term borrowings maturing within ninety days, the recorded book value is a reasonable estimate of fair value. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate at which the Bank could currently replace these borrowings with wholesale borrowings from the Federal Home Loan Bank.

Accrued interest receivable and payable. For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Off-balance-sheet Items. The fair value of off-balance sheet items is not considered to be material.

NOTE O – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS	December 31,
	2012	2011
	(in thousands)
Assets:
Cash and due from banks	$981	$685
Investment in subsidiary bank, at equity	202,880	189,300
Prepaid income taxes	601	461
Deferred income tax benefits	907	922
Other assets	1	1
	$205,370	$191,369
Liabilities:
Cash dividends payable	$-	$2,022

Stockholders' equity:
Common stock	900	879
Surplus	42,643	37,507
Retained earnings	145,087	133,273
	188,630	171,659
Accumulated other comprehensive income, net of tax	16,740	17,688
	205,370	189,347
	$205,370	$191,369

CONDENSED STATEMENTS OF INCOME	Year ended December 31,
	2012	2011	2010
	(in thousands)
Income:
Dividends from subsidiary bank	$6,550	$6,790	$3,750
Interest on deposits with subsidiary bank	-	1	7
	6,550	6,791	3,757
Expenses:
Salaries	782	756	647
Other operating expenses	353	313	268
	1,135	1,069	915

Income before income taxes	5,415	5,722	2,842
Income tax benefit	(451)	(424)	(360)
Income before undistributed earnings of subsidiary bank	5,866	6,146	3,202
Equity in undistributed earnings	14,527	13,311	15,190
Net income	$20,393	$19,457	$18,392

Comprehensive Income	$19,445	$38,561	$13,325

CONDENSED STATEMENTS OF CASH FLOWS	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net income	$20,393	$19,457	$18,392
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(14,527)	(13,311)	(15,190)
Deferred income tax debit (credit)	15	(102)	(127)
Stock-based compensation expense	782	756	647
Increase in prepaid income taxes	(140)	(188)	(110)
Decrease in other assets	-	-	1
Net cash provided by operating activities	6,523	6,612	3,613

Cash Flows From Investing Activities:
Contribution of capital to subsidiary bank	-	-	(32,200)
Net cash used in investing activities	-	-	(32,200)

Cash Flows From Financing Activities:
Repurchase and retirement of common stock	(369)	(185)	(91)
Proceeds from exercise of stock options	2,603	1,279	676
Tax benefit of stock options	135	139	39
Proceeds from issuance of common stock	2,006	-	32,362
Cash dividends paid	(10,602)	(7,790)	(6,253)
Net cash provided by (used in) financing activities	(6,227)	(6,557)	26,733
Net increase (decrease) in cash and cash equivalents*	296	55	(1,854)
Cash and cash equivalents, beginning of year	685	630	2,484
Cash and cash equivalents, end of year	$981	$685	$630

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$-	$2,022	$1,916

*Cash and cash equivalents is defined as cash and due from banks and includes, among other things, the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE P – QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
2012
Interest income	$19,511	$19,598	$18,720	$18,400	$76,229
Interest expense	4,477	4,296	3,880	3,474	16,127
Net interest income	15,034	15,302	14,840	14,926	60,102
Provision for loan losses	1,123	623	1,157	725	3,628
Noninterest income before net securities gains	1,596	1,680	1,653	1,646	6,575
Net gains on sales of securities	108	3,505	-	-	3,613
Noninterest expense before debt extinguishment costs	9,177	9,240	9,478	9,545	37,440
Debt extinguishment costs	-	3,812	-	-	3,812
Income before income taxes	6,438	6,812	5,858	6,302	25,410
Income tax expense	1,287	1,408	1,071	1,251	5,017
Net income	5,151	5,404	4,787	5,051	20,393
Earnings per share:
Basic	.58	.61	.54	.56	2.29
Diluted	.58	.60	.53	.56	2.27
Comprehensive income	5,802	3,571	8,788	1,284	19,445

2011
Interest income	$18,404	$18,686	$19,587	$19,635	$76,312
Interest expense	4,129	4,306	4,566	4,566	17,567
Net interest income	14,275	14,380	15,021	15,069	58,745
Provision for loan losses	854	1,029	754	1,424	4,061
Noninterest income before net securities gains	1,538	1,622	1,569	1,559	6,288
Net gains on sales of securities	122	-	-	16	138
Noninterest expense	9,067	9,136	9,040	9,466	36,709
Income before income taxes	6,014	5,837	6,796	5,754	24,401
Income tax expense	1,244	1,164	1,510	1,026	4,944
Net income	4,770	4,673	5,286	4,728	19,457
Earnings per share:
Basic	.55	.53	.60	.54	2.22
Diluted	.54	.53	.60	.53	2.20
Comprehensive income	9,568	10,806	13,054	5,133	38,561

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The First of Long Island Corporation

Glen Head, New York

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  We also have audited The First of Long Island Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The First of Long Island Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First of Long Island Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The First of Long Island Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP
New York, New York
March 18, 2013

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

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by COSO.  Based on the assessment, management determined that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012 in their report which appears on page 66.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

“Election of Directors,” “Business Experience of Directors and other Directorships,” “Qualifications of Directors,” “Management,” “Governance and Nominating Committee,” and “Audit Committee” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2013 are incorporated herein by reference.

The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, chief risk officer, chief accounting officer, controller and persons performing similar functions.  The Corporation’s Code of Ethics and amendments to and waivers from the Code of Ethics are posted on the Bank’s website.  To access the Code of Ethics for Senior Financial Officers go to the homepage of the Bank’s Internet website at www.fnbli.com and click on “Investor Relations,” and then click on “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

“Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Pursuant to Plans,” and “Employment Contracts” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2013 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Voting Securities and Principal Stockholders” and “Equity Compensation Plan Information” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2013 are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

“Transactions with Management and Others” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2013 is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

“Ratification of Appointment of Independent Registered Public Accounting Firm” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2013 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Consolidated Financial Statements

The following consolidated financial statements of the Corporation and its subsidiary and report of independent registered public accounting firm thereon as required by this Item are included in Part II, Item 8.

●	Consolidated Balance Sheets
●	Consolidated Statements of Income
●	Consolidated Statements of Comprehensive Income
●	Consolidated Statement of Changes in Stockholders' Equity
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm

(a) 2.  Financial Statement Schedules

None applicable.

(a) 3.  Listing of Exhibits

See Index of Exhibits below.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) of Registrant’s Form 10-K filed March 29, 1999)

3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed January 23, 2013)

10.1
Incentive Compensation Plan for Directors and Executive Officers, as amended (incorporated by reference to Items 1.01 of Registrant’s Form 8-K filed March 7, 2012 and Item 5.02 of Registrant’s Form 8-K filed January 28, 2013)

10.2
1996 Stock Option and Appreciation Rights Plan, as amended (incorporated by reference to Exhibit 10(b) of Registrant’s Form 10-K filed March 22, 1996, Exhibit 10.4 of Registrant’s Form 10-K filed March 27, 2001 and Exhibit 10.8 of Registrant’s Form 8-K filed December 19, 2008)

10.3
The First of Long Island Corporation 2006 Stock Compensation Plan, as amended (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2006, Exhibit 10.9 of Registrant’s Form 8-K filed December 19, 2008, part of Item 5.02 of Registrant’s Form 8-K filed June 21, 2010 and Item 5.02 and Exhibit 10.15 of Registrant’s Form 8-K filed September 27, 2010)

10.4
Employment Agreement between Registrant and Michael N. Vittorio, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 20, 2005 and Exhibit 10.1 of Registrant’s Form 8-K filed December 19, 2008)

10.5
Employment Agreement between Registrant and Donald L. Manfredonia, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed March 29, 2002, Exhibit 10.5 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.3 of Registrant’s Form 8-K filed December 19, 2008)

10.6
Employment Agreement between Registrant and Richard Kick, as amended (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.5 of Registrant’s Form 8-K filed December 19, 2008)

10.7
Employment Agreement between Registrant and Mark D. Curtis, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 3, 2005, Exhibit 10.4 of Registrant’s Form 8-K filed December 19, 2008 and Exhibit 10.10 of Registrant’s Form 8-K filed October 21, 2009)

10.8
Employment Agreement between Registrant and Brian J. Keeney, as amended (incorporated by reference to Exhibit 10.2.1 of Registrant’s Form 8-K/A filed March 9, 2005 and Exhibit 10.6 of Registrant’s Form 8-K filed December 19, 2008)

10.9
Employment Agreement between Registrant and Sallyanne K. Ballweg, as amended (incorporated by reference to Exhibit 10.12 of Registrant’s Form 8-K filed January 4, 2008, Exhibit 10.13 of Registrant’s Form 10-K filed March 16, 2009, Exhibit 10.2 of Registrant’s Form 8-K filed December 19, 2008 and Exhibit 10.13 of Registrant’s Form 8-K filed May 21, 2009)

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

101
The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 18, 2013	By /s/ MICHAEL N. VITTORIO
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

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 18, 2013
Walter C. Teagle

/s/ ALLEN E. BUSCHING	Director	March 18, 2013
Allen E. Busching

/s/ PAUL T. CANARICK	Director	March 18, 2013
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 18, 2013
Alexander L. Cover

/s/ HOWARD THOMAS HOGAN JR.	Director	March 18, 2013
Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	March 18, 2013
John T. Lane

/s/ J. DOUGLAS MAXWELL JR.	Director	March 18, 2013
J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	March 18, 2013
Stephen V. Murphy

/s/ MILBREY RENNIE TAYLOR	Director	March 18, 2013
Milbrey Rennie Taylor

/s/ MICHAEL N. VITTORIO	Director	March 18, 2013
Michael N. Vittorio