Form 10-Q
period 2013-03-31
FIRST OF LONG ISLAND CORP
filed 2013-05-10
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________to _______________________________________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 1, 2013
Common stock, $.10 par value per share	9,078,296

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2013	2012

Assets:
Cash and due from banks	$26,545	$41,871
Temporary investments	463	320
Cash and cash equivalents	27,008	42,191

Investment securities:
Held-to-maturity (fair value of $43,786 and $46,958)	41,296	44,167
Available-for-sale, at fair value	851,411	817,434
	892,707	861,601

Loans:
Commercial and industrial	64,472	54,339
Secured by real estate:
Commercial mortgages	513,242	504,368
Residential mortgages	502,471	502,367
Home equity lines	79,395	81,975
Consumer	5,234	4,335
	1,164,814	1,147,384
Allowance for loan losses	(18,564)	(18,624)
	1,146,250	1,128,760
Restricted stock, at cost	13,014	13,104
Bank premises and equipment, net	24,622	24,563
Bank-owned life insurance	13,794	13,665
Pension plan assets, net	10,957	10,900
Prepaid FDIC assessment	1,617	1,855
Other assets	10,702	11,651
	$2,140,671	$2,108,290
Liabilities:
Deposits:
Checking	$513,381	$528,940
Savings, NOW and money market	901,644	844,583
Time, $100,000 and over	163,644	168,437
Time, other	86,835	91,116
	1,665,504	1,633,076
Short-term borrowings	105,480	103,634
Long-term debt	145,000	145,000
Accrued expenses and other liabilities	7,895	7,880
Deferred income taxes payable	10,643	13,330
	1,934,522	1,902,920
Stockholders' Equity:
Common stock, par value $.10 per share: Authorized 20,000,000 shares; Issued and outstanding, 9,075,553 and 9,001,686 shares	908	900
Surplus	44,405	42,643
Retained Earnings	148,462	145,087
	193,775	188,630
Accumulated other comprehensive income, net of tax	12,374	16,740
	206,149	205,370
	$2,140,671	$2,108,290
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2013	2012

Interest and dividend income:
Loans	$12,332	$12,133
Investment securities:
Taxable	2,629	4,153
Nontaxable	3,158	3,225
	18,119	19,511
Interest expense:
Savings, NOW and money market deposits	609	1,031
Time deposits	1,282	1,476
Short-term borrowings	67	93
Long-term debt	991	1,877
	2,949	4,477
Net interest income	15,170	15,034
Provision for loan losses (credit)	(192)	1,123
Net interest income after provision for loan losses (credit)	15,362	13,911

Noninterest income:
Investment Management Division income	411	400
Service charges on deposit accounts	709	778
Net gains on sales of securities	4	108
Other	550	418
	1,674	1,704
Noninterest expense:
Salaries	4,201	4,048
Employee benefits	1,412	1,282
Occupancy and equipment	1,998	1,856
Other	2,169	1,991
	9,780	9,177

Income before income taxes	7,256	6,438
Income tax expense	1,617	1,287
Net income	$5,639	$5,151

Weighted average:
Common shares	9,039,035	8,835,830
Dilutive stock options and restricted stock units	69,301	85,486
	9,108,336	8,921,316
Earnings per share:
Basic	$.62	$.58
Diluted	$.62	$.58

Cash dividends declared per share	$.25	$.23

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Net income	$5,639	$5,151

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net	(7,403)	909
Amortization of net actuarial loss and prior service cost included in net periodic pension cost	163	172
Other comprehensive income (loss) before income taxes	(7,240)	1,081
Income tax expense (benefit)	(2,874)	430
Other comprehensive income (loss)	(4,366)	651
Comprehensive Income	$1,273	$5,802

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2013
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2013	9,001,686	$900	$42,643	$145,087	$16,740	$205,370
Net income				5,639		5,639
Other comprehensive loss					(4,366)	(4,366)
Repurchase of common stock	(3,211)		(95)			(95)
Common stock issued under stock compensation plans, including tax benefit	40,838	4	716			720
Common stock issued under dividend reinvestment and stock purchase plan	36,240	4	1,005			1,009
Stock-based compensation			136			136
Cash dividends declared				(2,264)		(2,264)
Balance, March 31, 2013	9,075,553	$908	$44,405	$148,462	$12,374	$206,149

	Three Months Ended March 31, 2012
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2012	8,793,932	$879	$37,507	$133,273	$17,688	$189,347
Net income				5,151		5,151
Other comprehensive income					651	651
Repurchase of common stock	(6,064)	(1)	(161)			(162)
Common stock issued under stock compensation plans, including tax benefit	65,461	7	1,027			1,034
Common stock issued under dividend reinvestment and stock purchase plan	18,861	2	468			470
Stock-based compensation			242			242
Cash dividends declared				(2,042)		(2,042)
Balance, March 31, 2012	8,872,190	$887	$39,083	$136,382	$18,339	$194,691

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Cash Flows From Operating Activities:
Net income	$5,639	$5,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses (credit)	(192)	1,123
Deferred income tax provision	187	206
Depreciation and amortization	711	735
Premium amortization on investment securities, net	2,233	2,290
Net gains on sales of securities	(4)	(108)
Stock-based compensation expense	136	242
Accretion of cash surrender value on bank owned life insurance	(129)	(118)
Decrease in prepaid FDIC assessment	238	230
Pension expense	106	174
Decrease in other assets	949	563
Increase (decrease) in accrued expenses and other liabilities	15	(296)
Net cash provided by operating activities	9,889	10,192

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	722	-
Proceeds from sales of available-for-sale securities	1,376	5,108
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	2,456	5,473
Available-for-sale	36,868	32,659
Purchases of investment securities:
Held-to-maturity	(273)	(47)
Available-for-sale	(81,887)	(67,022)
Net increase in loans	(17,298)	(31,626)
Net decrease in restricted stock	90	225
Purchases of premises and equipment, net	(770)	(2,158)
Net cash used in investing activities	(58,716)	(57,388)

Cash Flows From Financing Activities:
Net increase in deposits	32,428	58,317
Net increase (decrease) in short-term borrowings	1,846	(4,528)
Proceeds from issuance of common stock under dividend reinvestment and stock purchase plan	1,009	470
Proceeds from exercise of stock options	669	942
Tax benefit from stock compensation plans	51	92
Repurchase and retirement of common stock	(95)	(162)
Cash dividends paid	(2,264)	(2,023)
Net cash provided by financing activities	33,644	53,108

Net (decrease) increase in cash and cash equivalents	(15,183)	5,912
Cash and cash equivalents, beginning of year	42,191	29,495
Cash and cash equivalents, end of period	$27,008	$35,407

Supplemental Information:
Cash paid for:
Interest	$2,522	$4,280
Income taxes	124	363
Noncash investing and financing activities:
Cash dividends payable	-	2,042
Loans transferred from portfolio to other real estate owned and held-for-sale	425	250

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

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island.  The Bank has two wholly owned subsidiaries: The First of Long Island Agency, Inc., a licensed insurance agency under the laws of the State of New York; and, FNY Service Corp., an investment company.  The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

The consolidated financial information included herein as of and for the periods ended March 31, 2013 and 2012 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2012 consolidated balance sheet was derived from the Corporation's December 31, 2012 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income or loss.  Other comprehensive income or loss includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Other comprehensive income or loss for the Corporation consists of unrealized holding gains or losses on available-for-sale securities and changes in the funded status of the Bank’s defined benefit pension plan.  Accumulated other comprehensive income is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities:
Change arising during period	$(7,416)	$1,017
Reclassification adjustment for losses (gains) included in net income (1)	13	(108)
Net unrealized gains (losses) on available-for-sale securities	(7,403)	909
Tax effect	(2,939)	361
	(4,464)	548

Amortization included in net periodic pension cost:
Prior service cost (2)	6	6
Net actuarial loss (2)	157	166
	163	172
Tax effect	65	69
	98	103

Other comprehensive income (loss)	$(4,366)	$651

(1) Reclassification adjustment represents net realized gains or losses arising from the sale of available-for-sale securities. These net realized gains or losses are included in the consolidated statements of income in line item, “Net gains on sales of securities.”  The income tax expense (benefit) related to these net realized gains or losses was $(5,000) and $43,000 for the first three months of 2013 and 2012, respectively, and is included in the consolidated statements of income in line item, “Income tax expense.”

(2) Represents the amortization into expense of prior service cost and net actuarial loss relating to the Corporation’s defined benefit pension plan.  These items are included in net periodic pension cost (see Note 6) and in the consolidated statements of income in line item, “Employee benefits.”  The income tax expense relating to these costs was $65,000 and $69,000 for the first three months of 2013 and 2012, respectively, and is included in the consolidated statements of income in line item, “Income tax expense.”

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/12	Change	3/31/13
	(in thousands)
Unrealized holding gains on available-for-sale securities	$22,720	$(4,464)	$18,256
Unrealized net actuarial loss and prior service cost on pension plan	(5,980)	98	(5,882)
Accumulated other comprehensive income, net of tax	$16,740	$(4,366)	$12,374

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$34,718	$1,973	$-	$36,691
Pass-through mortgage securities	3,114	286	-	3,400
Collateralized mortgage obligations	3,464	231	-	3,695
	$41,296	$2,490	$-	$43,786
Available-for-Sale Securities:
State and municipals	$323,323	$20,124	$(521)	$342,926
Pass-through mortgage securities	143,851	1,952	(304)	145,499
Collateralized mortgage obligations	353,963	10,306	(1,283)	362,986
	$821,137	$32,382	$(2,108)	$851,411

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$36,255	$2,182	$-	$38,437
Pass-through mortgage securities	3,782	342	-	4,124
Collateralized mortgage obligations	4,130	267	-	4,397
	$44,167	$2,791	$-	$46,958
Available-for-Sale Securities:
State and municipals	$307,958	$24,703	$(148)	$332,513
Pass-through mortgage securities	82,863	2,093	-	84,956
Collateralized mortgage obligations	388,936	12,202	(1,173)	399,965
	$779,757	$38,998	$(1,321)	$817,434

At March 31, 2013 and December 31, 2012, investment securities with a carrying value of $253,417,000 and $245,365,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2013 and December 31, 2012.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by length of time the securities have been in a continuous unrealized loss position.

	March 31, 2013
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$37,274	$(518)	$326	$(3)	$37,600	$(521)
Pass-through mortgage securities	64,945	(304)	-	-	64,945	(304)
Collateralized mortgage obligations	95,419	(1,143)	1,710	(140)	97,129	(1,283)
Total temporarily impaired	$197,638	$(1,965)	$2,036	$(143)	$199,674	$(2,108)

	December 31, 2012
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$12,765	$(148)	$-	$-	$12,765	$(148)
Collateralized mortgage obligations	92,674	(1,011)	6,170	(162)	98,844	(1,173)
Total temporarily impaired	$105,439	$(1,159)	$6,170	$(162)	$111,609	$(1,321)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Proceeds	$1,376	$5,108

Gross gains	$36	$108
Gross losses	(49)	-
Net gain (loss)	$(13)	$108

The income tax expense (benefit) related to these net realized gains or losses was $(5,000) and $43,000 for the three months ended March 31, 2013 and 2012, respectively.

Sales of Held-to-Maturity Securities.  During the first quarter of 2013, the Bank sold municipal securities of two issuers that were classified as held-to-maturity securities. These sales were in response to a significant deterioration in the creditworthiness of the issuers.  The securities sold had a carrying value of $705,000 at the time of sale and the Bank realized a gain upon sale of $17,000.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at March 31, 2013 based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations.  Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$7,335	$7,471
After 1 through 5 years	11,870	12,641
After 5 through 10 years	13,757	14,690
After 10 years	1,756	1,889
Mortgage-backed securities	6,578	7,095
	$41,296	$43,786
Available-for-Sale Securities:
Within one year	$4,668	$4,745
After 1 through 5 years	13,590	14,387
After 5 through 10 years	47,572	48,969
After 10 years	257,493	274,825
Mortgage-backed securities	497,814	508,485
	$821,137	$851,411

4 - LOANS

The following tables set forth by class of loans as of March 31, 2013 and December 31, 2012: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  The tables also set forth by class of loans the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012.  Construction and land development loans, if any, are included with commercial mortgages in the following tables.

	2013
		Commercial Mortgages			Residential Mortgages
						Revolving
	Commercial			Owner	Closed	Home
	& Industrial	Multifamily	Other	Occupied	End	Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$44	$1,097	$1,761	$174	$4,410	$378	$-	$7,864
Collectively evaluated for impairment	64,428	291,205	135,030	83,975	498,061	79,017	5,234	1,156,950
	$64,472	$292,302	$136,791	$84,149	$502,471	$79,395	$5,234	$1,164,814
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$747	$-	$-	$747
Collectively evaluated for impairment	941	5,482	1,767	1,152	6,684	1,640	151	17,817
	$941	$5,482	$1,767	$1,152	$7,431	$1,640	$151	$18,564
Activity in allowance for loan losses:
Beginning balance at 1/1/13	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Chargeoffs	-	-	-	-	-	-	3	3
Recoveries	18	-	113	-	-	-	4	135
Provision for loan losses (credit)	89	140	(324)	(11)	(298)	187	25	(192)
Ending balance at 3/31/13	$941	$5,482	$1,767	$1,152	$7,431	$1,640	$151	$18,564

	2012
Loans:
Individually evaluated for impairment	$48	$1,105	$1,773	$174	$5,028	$382	$-	$8,510
Collectively evaluated for impairment	54,291	277,398	140,213	83,705	497,339	81,593	4,335	1,138,874
	$54,339	$278,503	$141,986	$83,879	$502,367	$81,975	$4,335	$1,147,384
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$567	$-	$-	$567
Collectively evaluated for impairment	834	5,342	1,978	1,163	7,162	1,453	125	18,057
	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Activity in allowance for loan losses:
Beginning balance at 1/1/12	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572
Chargeoffs	-	-	-	-	-	450	4	454
Recoveries	2	-	5	-	-	-	1	8
Provision for loan losses (credit)	142	102	(59)	(140)	366	710	2	1,123
Ending balance at 3/13/12	$843	$5,467	$2,262	$1,248	$5,594	$1,675	$160	$17,249

For individually impaired loans, the following tables set forth by class of loans at March 31, 2013 and December 31, 2012 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2013 and 2012.  The recorded investment is the outstanding principal balance of the loans less any direct chargeoffs and plus or minus net deferred loan costs and fees.  The unpaid principal balance is the outstanding principal balance of the loans.

				Three Months Ended
	March 31, 2013			March 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$44	$44	$-	$46	$1
Commercial mortgages:
Multifamily	1,097	1,093	-	1,101	10
Other	1,761	1,762	-	1,764	25
Owner-occupied	174	174	-	174	-
Residential mortgages:
Closed end	575	576	-	577	-
Revolving home equity	378	376	-	380	-

With an allowance recorded:
Residential mortgages - closed end	3,835	3,818	747	3,840	21

Total:
Commercial and industrial	44	44	-	46	1
Commercial mortgages:
Multifamily	1,097	1,093	-	1,101	10
Other	1,761	1,762	-	1,764	25
Owner-occupied	174	174	-	174	-
Residential mortgages:
Closed end	4,410	4,394	747	4,417	21
Revolving home equity	378	376	-	380	-
	$7,864	$7,843	$747	$7,882	$57

				Three Months Ended
	December 31, 2012			March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$48	$48	$-	$11	$-
Commercial mortgages:
Multifamily	1,105	1,105	-	-	-
Other	1,773	1,773	-	777	11
Owner-occupied	174	174	-	-	-
Residential mortgages:
Closed end	1,043	1,043	-	167	-
Revolving home equity	382	382	-	516	24

With an allowance recorded:
Commercial mortgages:
Multifamily	-	-	-	1,390	-
Other	-	-	-	1,773	34
Residential mortgages - closed end	3,985	3,985	567	4,123	25

Total:
Commercial and industrial	48	48	-	11	-
Commercial mortgages:
Multifamily	1,105	1,105	-	1,390	-
Other	1,773	1,773	-	2,550	45
Owner-occupied	174	174	-	-	-
Residential mortgages:
Closed end	5,028	5,028	567	4,290	25
Revolving home equity	382	382	-	516	24
	$8,510	$8,510	$567	$8,757	$94

Interest income recorded by the Corporation on loans considered to be impaired was recognized using the accrual method of accounting.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	March 31, 2013
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$64,472	$64,472
Commercial mortgages:
Multifamily	-	-	-	371	371	291,931	292,302
Other	-	-	-	-	-	136,791	136,791
Owner occupied	680	-	-	174	854	83,295	84,149
Residential mortgages:
Closed end	207	474	-	2,547	3,228	499,243	502,471
Revolving home equity	-	-	-	378	378	79,017	79,395
Consumer	5	-	-	-	5	5,229	5,234
	$892	$474	$-	$3,470	$4,836	$1,159,978	$1,164,814

	December 31, 2012
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$54,339	$54,339
Commercial mortgages:
Multifamily	-	-	-	379	379	278,124	278,503
Other	-	-	-	-	-	141,986	141,986
Owner occupied	264	-	-	174	438	83,441	83,879
Residential mortgages:
Closed end	369	-	-	3,163	3,532	498,835	502,367
Revolving home equity	248	-	-	382	630	81,345	81,975
Consumer	3	-	-	-	3	4,332	4,335
	$884	$-	$-	$4,098	$4,982	$1,142,402	$1,147,384

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

During the three months ended March 31, 2013 and 2012, the Bank did not modify any loans in troubled debt restructurings.  At March 31, 2013 and December 31, 2012, the Bank had allowance for loan losses of $673,000 and $481,000, respectively, allocated to specific troubled debt restructurings.  The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no payment defaults during the three months ended March 31, 2013 and 2012 on loans modified in troubled debt restructurings during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics.  Credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national economic conditions and environmental impairment of properties securing mortgage loans.  The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses.  Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls.  In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  The primary source of repayment for multifamily loans is cash flows from the underlying properties which are dependent on the strength of the local economy.

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

Residential mortgage loans, revolving home equity lines and other consumer loans are risk rated utilizing a three point rating system.  Loans in these categories that are on management’s watch list or have been criticized or classified by management are assigned the highest risk rating.  All of these loans are risk rated based on credit scores.  A credit score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required for new loans.  Credit scores for each borrower are updated at least annually.  The risk ratings along with their definitions are as follows:

Internally Assigned Risk Rating
1	Credit score is equal to or greater than 680.
2	Credit score is 635 to 679.
3	Credit score is below 635 or the loan has been classified, criticized or placed on watch.

The following tables present the recorded investment in commercial and industrial loans and commercial real estate loans by class of loans and risk rating.

	March 31, 2013
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$4,772	$6,255	$52,164	$1,087	$150	$44	$-	$64,472
Commercial mortgages:
Multifamily	-	19,300	266,188	5,033	684	1,097	-	292,302
Other	-	3,142	125,648	4,745	1,496	1,760		136,791
Owner occupied	-	12,526	60,707	4,964	920	5,032	-	84,149
	$4,772	$41,223	$504,707	$15,829	$3,250	$7,933	$-	$577,714

	December 31, 2012
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$4,401	$6,225	$42,007	$1,268	$390	$48	$-	$54,339
Commercial mortgages:
Multifamily	-	-	274,205	2,502	687	1,109	-	278,503
Other	-	1,906	131,970	3,452	2,897	1,761	-	141,986
Owner occupied	-	-	72,518	5,254	965	5,142	-	83,879
	$4,401	$8,131	$520,700	$12,476	$4,939	$8,060	$-	$558,707

The following tables present the recorded investment in residential mortgages, home equity loans, and other consumer loans by class of loans and risk rating.

	March 31, 2013
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$454,305	$25,679	$17,480	$122	$474	$4,411	$-	$502,471
Revolving home equity	66,022	6,284	6,033	678	-	378	-	79,395
Consumer	4,257	547	281	-	-	-	-	5,085
	$524,584	$32,510	$23,794	$800	$474	$4,789	$-	$586,951

	December 31, 2012
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$454,700	$25,287	$16,825	$501	$-	$5,054	$-	$502,367
Revolving home equity	67,432	6,683	6,698	778	-	384	-	81,975
Consumer	2,861	702	140	-	-	-	-	3,703
	$524,993	$32,672	$23,663	$1,279	$-	$5,438	$-	$588,045

Deposit account overdrafts were $149,000 and $632,000 at March 31, 2013 and December 31, 2012, respectively.  Overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

Real Estate Acquired by Deed in Lieu of Foreclosure.  During the first quarter of 2013, the Bank acquired $425,000 of residential real estate by deed in lieu of foreclosure.  As part of the final settlement of the borrower’s obligation under the mortgage, the borrower paid the Bank $130,000 cash which was recorded as a reduction of principal.  The real estate is reported in the balance sheet line item, “Other assets” at March 31, 2013.  The final settlement with the borrower resulted in no gain or loss for the Bank during the quarter.  The property is accounted for at the lower of cost or fair value less estimated cost to sell.

5 - STOCK-BASED COMPENSATION

The Corporation’s 2006 Stock Compensation Plan (“2006 Plan”) permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 118,879 shares remain available for grant as of March 31, 2013.  Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of nonqualified stock options (“NQSOs”) and RSUs, while equity grants to other officers consisted solely of NQSOs.  Beginning with the January 2012 grant, the Corporation’s Board of Directors determined that equity compensation for all officers and directors will consist solely of RSUs.

Fair Value of Stock Option Awards. The grant date fair value of option awards was estimated on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted by the Corporation’s Board of Directors during 2012 or the three-month period ended March 31, 2013.

Fair Value of Restricted Stock Units.  The fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $136,000 and $242,000 and recognized related income tax benefits of $54,000 and $96,000 in the first three months of 2013 and 2012, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of March 31, 2013, and changes during the three-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2013	304,061	$23.29
Exercised	(29,870)	22.36
Forfeited or expired	(3,527)	23.77
Outstanding at March 31, 2013	270,664	$23.39	4.89	$1,694
Exercisable at March 31, 2013	211,186	$22.52	4.27	$1,507

All options outstanding at March 31, 2013 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first three months of 2013 and 2012 was $213,000 and $371,000, respectively.

Restricted Stock Activity.  On January 22, 2013, the Corporation’s Board of Directors granted 27,576 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2015 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of RSUs granted represents the maximum number of shares into which the RSUs can be converted.  The following table presents a summary of the status of the Corporation’s nonvested shares as of March 31, 2013 and the changes in such shares during the three-month period then ended.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2013	45,444	$24.98
Granted	27,576	26.68
Forfeited	(264)	24.23
Nonvested at March 31, 2013	72,756	$25.62

Unrecognized Compensation Cost.  As of March 31, 2013, there was $1.5 million of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 2.10 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the three months ended March 31, 2013 and 2012 was $669,000 and $942,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises for the three months ended March 31, 2013 and 2012 was $69,000 and $104,000, respectively.

Other.  No cash was used to settle stock options during the first three months of 2013 or 2012.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Service cost, net of plan participant contributions	$303	$225
Interest cost	304	342
Expected return on plan assets	(664)	(565)
Amortization of prior service cost	6	6
Amortization of net actuarial loss	157	166
Net pension cost	$106	$174

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy in the three months ended March 31, 2013 or 2012.

The fair values of the Corporation’s investment securities designated as available-for-sale at March 31, 2013 and December 31, 2012 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at March 31, 2013 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$342,926	$-	$342,926	$-
Pass-through mortgage securities	145,499	-	145,499	-
Collateralized mortgage obligations	362,986	-	362,986	-
	$851,411	$-	$851,411	$-

		Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$332,513	$-	$332,513	$-
Pass-through mortgage securities	84,956	-	84,956	-
Collateralized mortgage obligations	399,965	-	399,965	-
	$817,434	$-	$817,434	$-

Financial instruments measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment.  The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore typically result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Impaired loans - March 31, 2013:
Residential mortgages - closed end	$1,469	$-	$-	$1,469

Impaired loans - December 31, 2012:
Residential mortgages - closed end	$1,929	$-	$-	$1,929

The impaired loans set forth in the preceding table had principal balances of $1,972,000 and $2,248,000 at March 31, 2013 and December 31, 2012, respectively, and valuation allowances of $503,000 and $319,000, respectively.  During the three months ended March 31, 2013 and 2012, the Corporation recorded provisions for loan losses of $188,000 and $68,000, respectively, for impaired loans measured at fair value.

Financial Instruments Not Recorded at Fair Value.  Fair value estimates are made at a specific point in time.  Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information.  Changes in assumptions could significantly affect the estimates.  In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.  The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at March 31, 2013 and December 31, 2012.

	Level of	March 31, 2013		December 31, 2012
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$27,008	$27,008	$42,191	$42,191
Held-to-maturity securities	Level 2	40,265	42,755	43,362	46,153
Held-to-maturity securities	Level 3	1,031	1,031	805	805
Loans	Level 3	1,144,781	1,153,738	1,126,831	1,140,731
Restricted stock	Level 1	13,014	13,014	13,104	13,104
Accrued interest receivable:
Investment securities	Level 2	5,158	5,158	4,943	4,943
Loans	Level 3	3,414	3,414	3,332	3,332

Financial Liabilities:
Checking deposits	Level 1	513,381	513,381	528,940	528,940
Savings, NOW and money market deposits	Level 1	901,644	901,644	844,583	844,583
Time deposits	Level 2	250,479	259,059	259,553	268,907
Short-term borrowings	Level 1	105,480	105,480	103,634	103,634
Long-term debt	Level 2	145,000	152,438	145,000	154,050
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	804	804	740	740
Time deposits	Level 2	4,127	4,127	3,828	3,828
Short-term borrowings	Level 1	3	3	1	1
Long-term debt	Level 2	441	441	379	379

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

Restricted stock.  The recorded book value of Federal Home Loan Bank stock and Federal Reserve Bank stock is their fair value because the stock is redeemable at cost.

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

8 - ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in ASU 2013-02 require entities like the Corporation to provide information on a quarterly and annual basis about significant reclassifications out of accumulated other comprehensive income.  The information would be provided either on the face of the consolidated income statement or as a separate disclosure in the notes to the consolidated financial statements if the item reclassified is included in net income in its entirety in the period of reclassification.  Such information would include the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  Where a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account rather than directly to income or expense, the entity is required to cross-reference to other disclosures that provide additional detail about that amount.  The amendments do not change the requirements for reporting net income or other comprehensive income in financial statements.  For public entities like the Corporation, the amendments became effective for interim and annual reporting periods beginning in 2013.  The adoption of ASU 2013-02 on January 1, 2013 resulted in the disclosures in “Note 2 – Comprehensive Income” of the specific income statement line items impacted by the reclassification adjustments and their related tax effect.

9 - IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

There are no issued but not yet effective accounting standards that could potentially have a material impact on the Corporation’s financial position, results of operations or disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp. and The First of Long Island REIT, Inc.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  The Bank’s primary service area is Nassau and Suffolk Counties, Long Island.  Additionally, the Bank has two commercial banking branches in Manhattan.

Overview

Net income and earnings per share for the first quarter of 2013 were $5.6 million and $.62, respectively, representing increases over the same quarter last year of 9.5% and 6.9%, respectively. Dividends per share were $.25 for the first quarter of 2013, or 8.7% more than the $.23 per share declared in the same quarter last year.  Returns on average assets (ROA) and average equity (ROE) for the first quarter of 2013 were 1.09% and 11.10%, respectively, versus 1.01% and 10.67%, respectively, for the first quarter of 2012. A decrease in unrealized gains on available-for-sale securities accounts for a significant portion of the increase in ROE and is the reason the Corporation’s book value per share decreased from $22.81 at year-end 2012 to $22.71 at the end of the current quarter.  The credit quality of the Bank’s loan portfolio remains excellent and the loan pipeline is strong.

Analysis of First Quarter Earnings.  The increase in net income for the first quarter of 2013 is primarily attributable to a decrease in the provision for loan losses of $1.3 million, as partially offset by increases in noninterest expense of $603,000 and income tax expense of $330,000.  Because of the low interest rate environment, net interest income for the quarter only increased by $136,000, or .9%, and net interest margin declined by 6 basis points despite significant growth in the average balances of loans and noninterest-bearing checking deposits.

The $1.3 million decrease in the provision for loan losses for the first quarter of 2013 versus the same quarter last year is due to less loan growth in the current quarter, net recoveries in the current quarter of $132,000 versus net chargeoffs of $446,000 in the same quarter last year, and a reduction in historical loss rates in the current quarter versus an increase in the same quarter last year.  The impact of these items in reducing the provision was partially offset by the fact that the current quarter includes an increase in specific reserves on loans individually deemed to be impaired of $180,000 while the same quarter last year included a decrease of $256,000 in such reserves.

The $603,000 increase in noninterest expense is comprised of an increase in salaries of $153,000, or 3.8%, an increase in employee benefits expense of $130,000, or 10.1%, an increase in occupancy and equipment expense of $142,000, or 7.7% and an increase in other operating expenses of $178,000, or 8.9%.

Asset Quality. The Bank’s allowance for loan losses to total loans (reserve coverage ratio) was 1.59% at March 31, 2013 compared to 1.62% at year-end 2012.  The decrease in the reserve coverage ratio is largely due to a reduction in historical loss rates. The $192,000 credit provision for loan losses in the first quarter of 2013 is primarily attributable to the reduction in historical loss rates and net recoveries on loans previously charged off, as partially offset by the impact on the provision of growth in the loan portfolio and an increase in reserves on loans individually deemed to be impaired. The $1.1 million provision for loan losses for the first quarter of 2012 was primarily attributable to the impact of loan growth, net chargeoffs and an increase in historical loss rates, as partially offset by a reduction in reserves on loans individually deemed to be impaired.

The credit quality of the Bank’s loan portfolio remains excellent, with nonaccrual loans amounting to $3.5 million, or .30% of total loans outstanding at March 31, 2013.  Additionally, loans past due 30 through 89 days amounted to only $1.4 million, or .12% of total loans outstanding.  Troubled debt restructurings were relatively unchanged during the quarter amounting to $4.3 million at quarter end compared to $4.4 million at year-end 2012.  Of the $4.3 million in troubled debt restructurings outstanding at March 31, 2013, $1.7 million are performing in accordance with their modified terms and $2.6 million are past due or nonaccrual and included in the aforementioned amounts of past due and nonaccrual loans.  The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 89% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities.  The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies.  In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis.  On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Capital. The Corporation’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 9.38%, 18.90% and 20.16%, respectively, at March 31, 2013.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  Additionally, with respect to loan growth, the Bank will continue to develop its broker relationships and may establish correspondent relationships.  In 2012, the Bank opened one full service branch in Lindenhurst, Long Island.  In the first quarter of this year, the Bank opened a full service branch in Massapequa Park, Long Island and is planning to open another full service branch in Sayville, Long Island later this year.

Challenges We Face. Interest rates are currently very low and are expected to remain low for an extended period of time.  In addition, there is significant price competition for loans in the Bank’s marketplace and there is little room for the Bank to further reduce its deposit rates.  The persistence of these factors could result in a decline in net interest margin from its current level.  If that were to occur, and management is unable to offset the resulting negative impact by increasing the volume of the Bank’s interest-earning assets, effecting a favorable change in the mix of the Bank’s interest-earning assets or interest-bearing liabilities, reducing expenses or the employment other measures, the Bank’s profitability could decline.

Commercial and residential real estate values have been negatively impacted by persistently high levels of unemployment and underemployment, a decline in household disposable income, foreclosures and commercial vacancies.  Although real estate values have rebounded some in recent months, these factors still present meaningful threats to the maintenance of loan quality.

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

	Three Months Ended March 31,
	2013			2012
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$11,274	$6	.22%	$7,644	$4	.21%
Investment Securities:
Taxable	495,964	2,623	2.12	607,173	4,149	2.73
Nontaxable (1)	374,766	4,785	5.11	365,704	4,886	5.34
Loans (1) (2)	1,146,630	12,338	4.31	1,002,597	12,141	4.85
Total interest-earning assets	2,028,634	19,752	3.90	1,983,118	21,180	4.27
Allowance for loan losses	(18,982)			(17,227)
Net interest-earning assets	2,009,652			1,965,891
Cash and due from banks	28,284			27,157
Premises and equipment, net	24,690			22,979
Other assets	36,061			30,789
	$2,098,687			$2,046,816

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$878,125	609	.28	$814,703	1,031	.51
Time deposits	253,761	1,282	2.05	269,893	1,476	2.20
Total interest-bearing deposits	1,131,886	1,891	.68	1,084,596	2,507	.93
Short-term borrowings	80,420	67	.34	105,697	93	.35
Long-term debt	145,000	991	2.77	207,500	1,877	3.64
Total interest-bearing liabilities	1,357,306	2,949	.88	1,397,793	4,477	1.29
Checking deposits	514,177			433,288
Other liabilities	21,122			21,605
	1,892,605			1,852,686
Stockholders' equity	206,082			194,130
	$2,098,687			$2,046,816

Net interest income (1)		$16,803			$16,703
Net interest spread (1)			3.02%			2.98%
Net interest margin (1)			3.31%			3.37%

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

	Three Months Ended March 31,
	2013 Versus 2012
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$2	$-	$-	$2
Investment securities:
Taxable	(760)	(938)	172	(1,526)
Nontaxable	120	(216)	(5)	(101)
Loans	1,745	(1,343)	(205)	197
Total interest income	1,107	(2,497)	(38)	(1,428)

Interest Expense:
Savings, NOW & money market deposits	80	(457)	(45)	(422)
Time deposits	(87)	(100)	(7)	(194)
Short-term borrowings	(22)	(4)	-	(26)
Long-term debt	(561)	(443)	118	(886)
Total interest expense	(590)	(1,004)	66	(1,528)

Increase (decrease) in net interest income	$1,697	$(1,493)	$(104)	$100

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Due to the low interest rate environment, net interest income on a tax-equivalent basis only increased by $100,000 despite significant growth in loans and noninterest-bearing checking deposits.  The increase in net interest income resulted primarily from growth in average interest-earning assets of $45.5 million, or 2.3%.  A significant portion of the positive impact of the growth in average interest-earning assets was offset by a 6 basis point decline in net interest margin from 3.37% for the first quarter of 2012 to 3.31% for the current quarter.  A low interest rate environment negatively impacts net interest income and net interest margin primarily because: (1) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is reduced; (2) cash received from payments and prepayments of higher yielding loans and securities is used to originate or purchase lower yielding loans and securities; (3) the rates on some loans are modified downward to dissuade borrowers from refinancing elsewhere, while other loans prepay in full resulting in the immediate writeoff of deferred costs; and (4) prepayment speeds on mortgage securities are high, thereby necessitating the faster amortization of purchase premiums.

The increase in average interest-earning assets of $45.5 million is primarily comprised of increases in the average balance of loans outstanding of $144.0 million, or 14.4%, and nontaxable securities of $9.1 million, or 2.5%, as partially offset by a decrease in the average balance of taxable securities of $111.2 million, or 18.3%.  From a yield perspective, the shift from lower yielding taxable securities to better yielding loans and nontaxable securities resulted in an improvement in the mix of the Bank’s interest-earning assets.  Growth in the average balances of noninterest-bearing checking deposits of $80.9 million, or 18.7%, and savings, NOW and money market deposits of $63.4 million, or 7.8%, were used to fund loan growth and pay down high cost long-term debt.  This contributed to a reduction in the overall cost of the Bank’s interest-bearing liabilities and served to mitigate the decline in net interest margin caused by the low interest rate environment.

The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, and broker relationships for both residential mortgages and multifamily commercial mortgages.  The Bank’s ability to continue to grow deposits is attributable to, among other things, expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, the Bank’s positive reputation in its marketplace and the acquisition of some local competitors by larger financial institutions.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income decreased by $30,000, or 1.8%, when comparing the first quarter of 2013 to the same quarter last year.  The decrease was primarily attributable to a $104,000 decline in net gains on sales of securities and a decrease in service charges on deposit accounts of $69,000, as partially offset by an increase in other noninterest income of $132,000.  The $132,000 increase in other noninterest income includes a real estate tax refund of $73,000.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $603,000, or 6.6%, to $9.8 million in the first quarter of 2013 from $9.2 million in the same quarter last year.  The $603,000 increase in noninterest expense is comprised of an increase in salaries of $153,000, or 3.8%, an increase in employee benefits expense of $130,000, or 10.1%, an increase in occupancy and equipment expense of $142,000, or 7.7% and an increase in other operating expenses of $178,000, or 8.9%.  The increase in salaries is primarily due to normal annual salary adjustments and new branch openings.  The increase in employee benefits expense is largely due to increases in incentive compensation and group health insurance expense.  These increases were partially driven by additions to staff, an increase in the size of the Bank’s executive team and a change in the Bank’s executive compensation plan.  The increase in occupancy and equipment expense is largely due to an increase in maintenance and repairs and snow removal cost.  The increase in other operating expenses is largely due to the fact that consulting expense was higher in the current quarter and the first quarter of 2012 included the partial reversal of a previously accrued charge for pending litigation.  Management continues to maintain a strong focus on expense control measures and enhancements in operating efficiency.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 22.3% for the first quarter in 2013 compared to 20.0% for the same quarter last year.  The increase in the effective tax rate in 2013 is primarily attributable to the fact that income on tax-exempt securities became a smaller percentage of pre-tax income.

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

The Bank’s Allowance for Loan and Lease Losses Committee (“ALLL Committee”), which is chaired by the Senior Lending Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants.  In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Board Loan Committee reviews and approves the Bank’s Allowance for Loan and Lease Losses Policy at least once each calendar year. The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the OCC whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s historical loss experience is the starting point in making such estimates.  The Bank utilizes a historical loss period of 24 to 60 months which management believes appropriately reflects losses from the current economic cycle and incurred losses in the Bank’s current loan portfolio.  However, future losses could vary significantly from those experienced in the past, and accordingly on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as median home prices and commercial vacancy rates in the Bank’s service area and national and local unemployment levels, (3) trends in nature and volume of loans, (4) concentrations of credit, (5) changes in lending policies and procedures, (6) experience, ability and depth of lending staff, (7) changes in quality of the loan review function, (8) environmental risks, and (9) loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

Asset Quality

The Corporation has identified certain assets as risk elements.  These assets include nonaccruing loans, other real estate owned, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  Information about the Corporation’s risk elements is set forth below.

	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$2,357	$2,430
Other	1,113	1,668
Other real estate owned	425	-
Total nonperforming assets	3,895	4,098
Troubled debt restructurings - performing	1,946	1,953
Total risk elements	$5,841	$6,051

Nonaccrual loans as a percentage of total loans	.30%	.36%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.33%	.36%
Risk elements as a percentage of total loans and foreclosed real estate	.50%	.53%

The performing troubled debt restructurings shown in the table above include $206,000 as of March 31, 2013 and December 31, 2012 that are past due 30 through 89 days and still accruing.  In addition to the Bank’s past due, nonaccrual and restructured loans, the disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

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

The allowance for loan losses decreased by $60,000 during the first quarter of 2013, amounting to $18.6 million, or 1.59% of total loans, at March 31, 2013 compared to 1.62% of total loans at December 31, 2012.  During the first quarter of 2013, the Bank had loan chargeoffs and recoveries of $3,000 and $135,000, respectively, and recorded a credit to the provision for loan losses of $192,000.  The credit provision is primarily attributable to a reduction in historical loss rates and net recoveries on loans previously charged off, as partially offset by the impact on the provision of growth in the loan portfolio and an increase of $180,000 in reserves on loans individually deemed to be impaired. The $1.1 million provision for loan losses for the first quarter of 2012 was primarily attributable to the impact of loan growth, net chargeoffs of $446,000 and an increase in historical loss rates, as partially offset by a reduction of $256,000 in reserves on loans individually deemed to be impaired.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 94% of the Bank’s total loans outstanding at March 31, 2013.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  In the last few years, general economic conditions have been unfavorable as characterized by high levels of unemployment and underemployment, suppressed commercial and residential real estate values, and high commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows.  The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.  During the first quarter of 2013, the Corporation’s cash and cash equivalent position decreased by $15.2 million from $42.2 million at December 31, 2012 to $27.0 million at March 31, 2013.  The decrease occurred primarily because cash used to grow the loan and securities portfolios exceeded the cash provided by deposit growth and operations.

 Liquidity.  The Bank’s Board of Directors has approved a Liquidity Policy and Liquidity Contingency Plan, which are intended to insure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At March 31, 2013, the Bank had approximately $584 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the securities and loan collateral in place at the FRB and FHLB of New York at March 31, 2013, the Bank had borrowing capacity of approximately $779 million.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a Tier 1 leverage capital ratio equal to or greater than 5%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a total risk-based capital ratio equal to or greater than 10%.  The Bank’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 9.18%, 18.48% and 19.74%, respectively, at March 31, 2013 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of March 31, 2013.

Stockholders’ equity totaled $206.1 million at March 31, 2013, an increase of $779,000 from $205.4 million at December 31, 2012.  The increase resulted primarily from net income of $5.6 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $1.7 million, partially offset by cash dividends declared of $2.3 million and a decrease in unrealized gains on available-for-sale securities of $4.5 million.

Impact of Issued but Not Yet Effective Accounting Standards

There are no issued but not yet effective accounting standards that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

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

The Bank also uses interest rate sensitivity modeling to calculate EVE in the current rate environment assuming both shock increases and decreases in interest rates.  EVE is the difference between the present value of expected future cash flows from the Bank’s assets and the present value of the expected future cash flows from the Bank’s liabilities.  Present values are determined using discount rates that management believes are reflective of current market conditions.  EVE can capture long-term interest rate risk that would not be captured in a five-year projection of net interest income.

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

The information provided in the following table is based on a variety of estimates and assumptions that the Corporation believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation’s EVE at March 31, 2013 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2014 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s current strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a decay or runoff rate of five years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending March 31, 2014 and calculations of EVE at March 31, 2013 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s current strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income
	at March 31, 2013		for Year Ended 3/31/14
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)
+ 300 basis point rate shock	$142,710	-31.1%	$65,599	-2.7%
+ 200 basis point rate shock	184,381	-11.0%	70,989	5.3%
+ 100 basis point rate shock	203,471	-1.8%	70,752	5.0%
Base case (no rate change)	207,216	-	67,407	-
- 100 basis point rate shock	186,063	-10.2%	62,958	-6.6%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 300 basis points could negatively impact the Bank’s net interest income for the year ended March 31, 2014.  Conversely, an immediate increase in interest rates of 100 or 200 basis points could positively impact the Bank’s net interest income for the same time period.  The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further.  Unlike the shock up 100 and 200 basis point scenarios, in the shock up 300 basis point scenario it is assumed that the Bank will need to make significant changes to the rat es paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted.  Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment securities portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, in Part I under “Item 1A.  Risk Factors.”  Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as such factors could materially affect the Corporation’s business, financial condition, or future results. During the three months ended March 31, 2013, there were no material changes to the risk factors disclosed in the Corporation’s 2012 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Corporation faces. Additional risks and uncertainties not currently known to the Corporation, or that the Corporation currently deems to be immaterial, could also have a material impact on the Corporation’s business, financial condition, or results of operations.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 10, 2013	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial officer and principal accounting officer)