Form 10-Q
period 2013-06-30
FIRST OF LONG ISLAND CORP
filed 2013-08-08
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

(516) 671-4900
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 29, 2013
Common stock, $.10 par value per share	9,100,109

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2013	2012

Assets:
Cash and due from banks	$38,188	$41,871
Temporary investments	505	320
Cash and cash equivalents	38,693	42,191

Investment securities:
Held-to-maturity (fair value of $39,495 and $46,958)	37,651	44,167
Available-for-sale, at fair value	823,067	817,434
	860,718	861,601

Loans:
Commercial and industrial	64,030	54,339
Secured by real estate:
Commercial mortgages	586,558	504,368
Residential mortgages	535,322	502,367
Home equity lines	80,116	81,975
Consumer	7,265	4,335
	1,273,291	1,147,384
Allowance for loan losses	(19,520)	(18,624)
	1,253,771	1,128,760
Restricted stock, at cost	12,939	13,104
Bank premises and equipment, net	24,659	24,563
Bank-owned life insurance	13,922	13,665
Pension plan assets, net	11,014	10,900
Other assets	12,146	13,506
	$2,227,862	$2,108,290
Liabilities:
Deposits:
Checking	$573,208	$528,940
Savings, NOW and money market	949,629	844,583
Time, $100,000 and over	158,639	168,437
Time, other	84,840	91,116
	1,766,316	1,633,076
Short-term borrowings	79,531	103,634
Long-term debt	171,000	145,000
Accrued expenses and other liabilities	11,910	7,880
Deferred income taxes payable	2,150	13,330
	2,030,907	1,902,920
Stockholders' Equity:
Common stock, par value $.10 per share: Authorized 20,000,000 shares; Issued and outstanding, 9,083,546 and 9,001,686 shares	908	900
Surplus	44,678	42,643
Retained Earnings	151,499	145,087
	197,085	188,630
Accumulated other comprehensive income (loss), net of tax	(130)	16,740
	196,955	205,370
	$2,227,862	$2,108,290

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

Interest and dividend income:
Loans	$24,895	$24,598	$12,563	$12,465
Investment securities:
Taxable	5,274	8,057	2,645	3,904
Nontaxable	6,325	6,454	3,167	3,229
	36,494	39,109	18,375	19,598
Interest expense:
Savings, NOW and money market deposits	1,218	1,929	609	898
Time deposits	2,503	2,921	1,221	1,445
Short-term borrowings	151	163	84	70
Long-term debt	1,996	3,760	1,005	1,883
	5,868	8,773	2,919	4,296
Net interest income	30,626	30,336	15,456	15,302
Provision for loan losses	755	1,746	947	623
Net interest income after provision for loan losses	29,871	28,590	14,509	14,679

Noninterest income:
Investment Management Division income	896	826	485	426
Service charges on deposit accounts	1,417	1,574	708	796
Net gains on sales of securities	4	3,613	-	3,505
Other	1,055	876	505	458
	3,372	6,889	1,698	5,185
Noninterest expense:
Salaries	8,166	7,934	3,965	3,886
Employee benefits	2,657	2,673	1,245	1,391
Occupancy and equipment	3,926	3,567	1,928	1,711
Debt extinguishment	-	3,812	-	3,812
Other	4,498	4,243	2,329	2,252
	19,247	22,229	9,467	13,052

Income before income taxes	13,996	13,250	6,740	6,812
Income tax expense	3,050	2,695	1,433	1,408
Net income	$10,946	$10,555	$5,307	$5,404

Weighted average:
Common shares	9,060,294	8,869,554	9,081,320	8,903,277
Dilutive stock options and restricted stock units	69,565	81,484	69,826	77,481
	9,129,859	8,951,038	9,151,146	8,980,758
Earnings per share:
Basic	$1.21	$1.19	$.58	$.61
Diluted	$1.20	$1.18	$.58	$.60

Cash dividends declared per share	$.50	$.46	$.25	$.23

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Net income	$10,946	$10,555	$5,307	$5,404

Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, net	(28,302)	(2,304)	(20,899)	(3,213)
Amortization of net actuarial loss and prior service cost included in net periodic pension cost	326	344	163	172
Other comprehensive loss before income taxes	(27,976)	(1,960)	(20,736)	(3,041)
Income tax benefit	(11,106)	(778)	(8,232)	(1,208)
Other comprehensive loss	(16,870)	(1,182)	(12,504)	(1,833)
Comprehensive income (loss)	$(5,924)	$9,373	$(7,197)	$3,571

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2013
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2013	9,001,686	$900	$42,643	$145,087	$16,740	$205,370
Net income				10,946		10,946
Other comprehensive loss					(16,870)	(16,870)
Repurchase of common stock	(3,211)		(95)			(95)
Common stock issued under stock compensation plans, including tax benefit	46,954	4	855			859
Common stock issued under dividend reinvestment and stock purchase plan	38,117	4	1,057			1,061
Stock-based compensation			218			218
Cash dividends declared				(4,534)		(4,534)
Balance, June 30, 2013	9,083,546	$908	$44,678	$151,499	$(130)	$196,955

	Six Months Ended June 30, 2012
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2012	8,793,932	$879	$37,507	$133,273	$17,688	$189,347
Net income				10,555		10,555
Other comprehensive loss					(1,182)	(1,182)
Repurchase of common stock	(6,064)	(1)	(161)			(162)
Common stock issued under stock compensation plans, including tax benefit	86,523	9	1,493			1,502
Common stock issued under dividend reinvestment and stock purchase plan	37,408	4	938			942
Stock-based compensation			401			401
Cash dividends declared				(4,091)		(4,091)
Balance, June 30, 2012	8,911,799	$891	$40,178	$139,737	$16,506	$197,312

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2013	2012

Cash Flows From Operating Activities:
Net income	$10,946	$10,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	755	1,746
Deferred income tax (credit) provision	(74)	664
Depreciation and amortization	1,421	1,430
Premium amortization on investment securities, net	4,523	4,671
Net gains on sales of securities	(4)	(3,613)
Net gain on sale of other real estate owned	(2)	-
Debt extinguishment costs	-	3,812
Stock-based compensation expense	218	401
Accretion of cash surrender value on bank owned life insurance	(257)	(245)
Pension expense	212	348
Decrease in other assets	1,360	984
Increase (decrease) in accrued expenses and other liabilities	1,759	(193)
Net cash provided by operating activities	20,857	20,560

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	722	-
Proceeds from sales of available-for-sale securities	1,376	102,687
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	6,250	10,703
Available-for-sale	76,556	71,559
Purchases of investment securities:
Held-to-maturity	(406)	(47)
Available-for-sale	(116,436)	(77,510)
Proceeds from sales of other real estate owned and loan held-for-sale	427	250
Net increase in loans	(126,191)	(88,642)
Net decrease in restricted stock	165	2,307
Purchases of premises and equipment, net	(1,517)	(2,734)
Net cash provided by (used in) investing activities	(159,054)	18,573

Cash Flows From Financing Activities:
Net increase in deposits	133,240	58,374
Net decrease in short-term borrowings	(24,103)	(65,929)
Proceeds from long-term debt	26,000	50,000
Repayment of long-term debt	-	(68,812)
Proceeds from issuance of common stock under dividend reinvestment and stock purchase plan	1,061	942
Proceeds from exercise of stock options	800	1,415
Tax benefit from stock compensation plans	59	87
Repurchase and retirement of common stock	(95)	(162)
Cash dividends paid	(2,263)	(4,064)
Net cash provided by (used in) financing activities	134,699	(28,149)

Net (decrease) increase in cash and cash equivalents	(3,498)	10,984
Cash and cash equivalents, beginning of year	42,191	29,495
Cash and cash equivalents, end of period	$38,693	$40,479

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$2,986	$2,413
Cash paid for interest	5,110	8,390
Cash dividends payable	2,271	2,050
Loans transferred from portfolio to other real estate owned and held-for-sale	425	350

See notes to consolidated financial statements

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

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

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island.  The Bank has two wholly owned subsidiaries: The First of Long Island Agency, Inc., a licensed insurance agency under the laws of the State of New York; and, FNY Service Corp., an investment company.  The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.  The consolidated entity is referred to as the "Corporation" and the Bank and its subsidiaries are collectively referred to as the "Bank."  All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

The consolidated financial information included herein as of and for the periods ended June 30, 2013 and 2012 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2012 consolidated balance sheet was derived from the Corporation's December 31, 2012 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income or loss.  Other comprehensive income or loss includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Other comprehensive income or loss for the Corporation consists of unrealized holding gains or losses on available-for-sale securities and changes in the funded status of the Bank's defined benefit pension plan.  Accumulated other comprehensive income is recognized as a separate component of stockholders' equity.

The components of other comprehensive loss and the related tax effects are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Unrealized holding losses on available-for-sale securities:
Change arising during period	$(28,315)	$1,309	$(20,899)	$292
Reclassification adjustment for losses (gains) included in net income (1)	13	(3,613)	-	(3,505)
Net unrealized losses on available-for-sale securities	(28,302)	(2,304)	(20,899)	(3,213)
Tax effect	(11,236)	(915)	(8,297)	(1,276)
	(17,066)	(1,389)	(12,602)	(1,937)

Amortization included in net periodic pension cost:
Prior service cost (2)	12	12	6	6
Net actuarial loss (2)	314	332	157	166
	326	344	163	172
Tax effect	130	137	65	68
	196	207	98	104

Other comprehensive loss	$(16,870)	$(1,182)	$(12,504)	$(1,833)

(1) Reclassification adjustment represents net realized gains or losses arising from the sale of available-for-sale securities. These net realized gains or losses are included in the consolidated statements of income in line item, "Net gains on sales of securities."  The income tax expense (benefit) related to these net realized gains or losses was $(5,000) for the six months ended June 30, 2013 and $1,434,000 and $1,392,000 for the six and three month periods, respectively, ended June 30, 2012, and is included in the consolidated statements of income in line item, "Income tax expense."

(2) Represents the amortization into expense of prior service cost and net actuarial loss relating to the Corporation's defined benefit pension plan.  These items are included in net periodic pension cost (see Note 6) and in the consolidated statements of income in line item, "Employee benefits."

The following sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current
	Balance	Period	Balance
	12/31/12	Change	6/30/13
	(in thousands)
Unrealized holding gains on available-for-sale securities	$22,720	$(17,066)	$5,654
Unrealized net actuarial loss and prior service cost on pension plan	(5,980)	196	(5,784)
Accumulated other comprehensive income (loss), net of tax	$16,740	$(16,870)	$(130)

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank's investment securities.

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$32,066	$1,415	$-	$33,481
Pass-through mortgage securities	2,652	227	-	2,879
Collateralized mortgage obligations	2,933	202	-	3,135
	$37,651	$1,844	$-	$39,495
Available-for-Sale Securities:
State and municipals	$329,618	$10,257	$(3,916)	$335,959
Pass-through mortgage securities	163,201	1,143	(3,620)	160,724
Collateralized mortgage obligations	320,873	7,394	(1,883)	326,384
	$813,692	$18,794	$(9,419)	$823,067

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$36,255	$2,182	$-	$38,437
Pass-through mortgage securities	3,782	342	-	4,124
Collateralized mortgage obligations	4,130	267	-	4,397
	$44,167	$2,791	$-	$46,958
Available-for-Sale Securities:
State and municipals	$307,958	$24,703	$(148)	$332,513
Pass-through mortgage securities	82,863	2,093	-	84,956
Collateralized mortgage obligations	388,936	12,202	(1,173)	399,965
	$779,757	$38,998	$(1,321)	$817,434

At June 30, 2013 and December 31, 2012, investment securities with a carrying value of $327,919,000 and $245,365,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity at June 30, 2013 and December 31, 2012.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses presented by length of time the securities have been in a continuous unrealized loss position.

	June 30, 2013
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$82,239	$(3,901)	$444	$(15)	$82,683	$(3,916)
Pass-through mortgage securities	133,217	(3,620)	-	-	133,217	(3,620)
Collateralized mortgage obligations	88,314	(1,410)	14,347	(473)	102,661	(1,883)
Total temporarily impaired	$303,770	$(8,931)	$14,791	$(488)	$318,561	$(9,419)

	December 31, 2012
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$12,765	$(148)	$-	$-	$12,765	$(148)
Collateralized mortgage obligations	92,674	(1,011)	6,170	(162)	98,844	(1,173)
Total temporarily impaired	$105,439	$(1,159)	$6,170	$(162)	$111,609	$(1,321)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Proceeds	$1,376	$102,687	$-	$97,579

Gross gains	$36	$4,248	$-	$4,140
Gross losses	(49)	(635)	-	(635)
Net gain (loss)	$(13)	$3,613	$-	$3,505

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

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank's state and municipal securities at June 30, 2013 based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank's investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations.  Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$6,683	$6,803
After 1 through 5 years	12,017	12,656
After 5 through 10 years	12,271	12,880
After 10 years	1,095	1,142
Mortgage-backed securities	5,585	6,014
	$37,651	$39,495
Available-for-Sale Securities:
Within one year	$3,782	$3,849
After 1 through 5 years	14,049	14,661
After 5 through 10 years	52,702	52,388
After 10 years	259,085	265,061
Mortgage-backed securities	484,074	487,108
	$813,692	$823,067

4 – LOANS

The following tables set forth by class of loans as of June 30, 2013 and December 31, 2012: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  The tables also set forth by class of loans the activity in the allowance for loan losses for the six months and three months ended June 30, 2013 and 2012.  Construction and land development loans, if any, are included with commercial mortgages in the following tables.

	2013
		Commercial Mortgages			Residential Mortgages
						Revolving
	Commercial			Owner	Closed	Home
	& Industrial	Multifamily	Other	Occupied	End	Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$42	$362	$1,749	$665	$4,644	$373	$-	$7,835
Collectively evaluated for impairment	63,988	360,369	137,910	85,503	530,678	79,743	7,265	1,265,456
	$64,030	$360,731	$139,659	$86,168	$535,322	$80,116	$7,265	$1,273,291

Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$785	$-	$-	$785
Collectively evaluated for impairment	877	6,376	1,775	1,042	6,911	1,563	191	18,735
	$877	$6,376	$1,775	$1,042	$7,696	$1,563	$191	$19,520

Activity in allowance for loan losses:
Beginning balance at 1/1/13	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Chargeoffs	-	-	-	-	-	-	3	3
Recoveries	19	-	113	-	5	-	7	144
Provision for loan losses (credit)	24	1,034	(316)	(121)	(38)	110	62	755
Ending balance at 6/30/13	$877	$6,376	$1,775	$1,042	$7,696	$1,563	$191	$19,520

Activity in allowance for loan losses:
Beginning balance at 4/1/13	$941	$5,482	$1,767	$1,152	$7,431	$1,640	$151	$18,564
Chargeoffs	-	-	-	-	-	-	-	-
Recoveries	1	-	-	-	5	-	3	9
Provision for loan losses (credit)	(65)	894	8	(110)	260	(77)	37	947
Ending balance at 6/30/13	$877	$6,376	$1,775	$1,042	$7,696	$1,563	$191	$19,520

	2012
		Commercial Mortgages			Residential Mortgages
						Revolving
	Commercial			Owner	Closed	Home
	& Industrial	Multifamily	Other	Occupied	End	Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$48	$1,105	$1,773	$174	$5,028	$382	$-	$8,510
Collectively evaluated for impairment	$54,291	277,398	140,213	83,705	497,339	81,593	4,335	1,138,874
	$54,339	$278,503	$141,986	$83,879	$502,367	$81,975	$4,335	$1,147,384

Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$567	$-	$-	$567
Collectively evaluated for impairment	$834	5,342	1,978	1,163	7,162	1,453	125	18,057
	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624

Activity in allowance for loan losses:
Beginning balance at 1/1/12	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572
Chargeoffs	-	27	-	-	31	450	4	512
Recoveries	2	4	9	-	-	-	2	17
Provision for loan losses (credit)	272	(211)	(272)	(200)	1,452	730	(25)	1,746
Ending balance at 6/30/12	$973	$5,131	$2,053	$1,188	$6,649	$1,695	$134	$17,823

Activity in allowance for loan losses:
Beginning balance at 4/1/12	$843	$5,467	$2,262	$1,248	$5,594	$1,675	$160	$17,249
Chargeoffs	-	27	-	-	31	-	-	58
Recoveries	-	4	4	-	-	-	1	9
Provision for loan losses (credit)	130	(313)	(213)	(60)	1,086	20	(27)	623
Ending balance at 6/30/12	$973	$5,131	$2,053	$1,188	$6,649	$1,695	$134	$17,823

For individually impaired loans, the following tables set forth by class of loans at June 30, 2013 and December 31, 2012 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six months and three months ended June 30, 2013 and 2012.  The recorded investment is the outstanding principal balance of the loans less any direct chargeoffs and plus or minus net deferred loan costs and fees.  The unpaid principal balance is the outstanding principal balance of the loans.

				Six Months Ended		Three Months Ended
	June 30, 2013			June 30, 2013		June 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$42	$42	$-	$44	$1	$42	$-
Commercial mortgages:
Multifamily	362	361	-	1,096	10	366	-
Other	1,749	1,750	-	1,758	51	1,752	26
Owner-occupied	665	664	-	354	-	360	-
Residential mortgages:
Closed end	693	690	-	703	4	697	4
Revolving home equity	373	372	-	378	-	375	-

With an allowance recorded:
Residential mortgages - closed end	3,951	3,938	785	3,744	38	3,782	17

Total:
Commercial and industrial	42	42	-	44	1	42	-
Commercial mortgages:
Multifamily	362	361	-	1,096	10	366	-
Other	1,749	1,750	-	1,758	51	1,752	26
Owner-occupied	665	664	-	354	-	360	-
Residential mortgages:
Closed end	4,644	4,628	785	4,447	42	4,479	21
Revolving home equity	373	372	-	378	-	375	-
	$7,835	$7,817	$785	$8,077	$104	$7,374	$47

				Six Months Ended		Three Months Ended
	December 31, 2012			June 30, 2012		June 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$48	$48	$-	$10	$-	$8	$-
Commercial mortgages:
Multifamily	1,105	1,105	-	-	-	-	-
Other	1,773	1,773	-	2,544	72	2,537	27
Owner-occupied	174	174	-	-	-	-	-
Residential mortgages:
Closed end	1,043	1,043	-	2,332	60	2,319	29
Revolving home equity	382	382	-	464	5	463	2

With an allowance recorded:
Commercial mortgages - multifamily	-	-	-	1,382	-	1,375	-
Residential mortgages - closed end	3,985	3,985	567	2,434	44	2,427	19

Total:
Commercial and industrial	48	48	-	10	-	8	-
Commercial mortgages:
Multifamily	1,105	1,105	-	1,382	-	1,375	-
Other	1,773	1,773	-	2,544	72	2,537	27
Owner-occupied	174	174	-	-	-	-	-
Residential mortgages:
Closed end	5,028	5,028	567	4,766	104	4,746	48
Revolving home equity	382	382	-	464	5	463	2
	$8,510	$8,510	$567	$9,166	$181	$9,129	$77

Interest income recorded by the Corporation on loans considered to be impaired was recognized using the accrual method of accounting.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	June 30, 2013
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$64,030	$64,030
Commercial mortgages:
Multifamily	-	-	-	362	362	360,369	360,731
Other	1,382	-	-	-	1,382	138,277	139,659
Owner occupied	-	-	-	665	665	85,503	86,168
Residential mortgages:
Closed end	212	-	-	2,793	3,005	532,317	535,322
Revolving home equity	195	-	-	373	568	79,548	80,116
Consumer	-	-	-	-	-	7,265	7,265
	$1,789	$-	$-	$4,193	$5,982	$1,267,309	$1,273,291

	December 31, 2012
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$54,339	$54,339
Commercial mortgages:
Multifamily	-	-	-	379	379	278,124	278,503
Other	-	-	-	-	-	141,986	141,986
Owner occupied	264	-	-	174	438	83,441	83,879
Residential mortgages:
Closed end	369	-	-	3,163	3,532	498,835	502,367
Revolving home equity	248	-	-	382	630	81,345	81,975
Consumer	3	-	-	-	3	4,332	4,335
	$884	$-	$-	$4,098	$4,982	$1,142,402	$1,147,384

Troubled Debt Restructurings.  A restructuring constitutes a troubled debt restructuring when the restructuring includes a concession by the Bank and the borrower is experiencing financial difficulty.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  The Bank performs the evaluation under its internal underwriting policy.  During the six months ended June 30, 2012, the Bank did not modify any loans in troubled debt restructurings.  During the six months ended June 30, 2013, the Bank modified two loans to a single borrower in a troubled debt restructuring.  The loans were a first lien residential mortgage with a pre-modification outstanding recorded investment of $159,000 and interest rate of 6.50% and a junior lien residential mortgage with a pre-modification outstanding recorded investment of $100,000 and interest rate of 3.25%.  The restructuring resulted in a single first lien residential mortgage with a post-modification outstanding recorded investment of $259,000 and interest rate of 3.75% which is lower than the current market rate for new debt with similar risk.

At June 30, 2013 and December 31, 2012, the Bank's allowance for loan losses allocated to specific troubled debt restructurings was $711,000 and $481,000, respectively.  The Company had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no payment defaults during the six and three months ended June 30, 2013 and 2012 on loans modified in troubled debt restructurings during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics.  Credit risk within the Bank's loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national economic conditions and environmental impairment of properties securing mortgage loans.  The Bank's commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses.  Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls.  In addition, most of the Bank's loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  The primary source of repayment for multifamily loans is cash flows from the underlying properties which are dependent on the strength of the local economy.

Credit Quality Indicators. The Corporation categorizes loans into risk categories based on relevant information about the borrower's ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, historical payment experience, credit documentation, public records and current economic trends.

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

8
Special Mention - The borrower has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank's credit position at some future date.  Special mention assets are not adversely classified and do not expose the Bank to risk sufficient to warrant adverse classification.

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

Risk ratings on commercial and industrial loans and commercial mortgages are initially assigned by the lending officer together with any necessary approval authority.  The ratings are periodically reviewed and evaluated through one or more of the following: (1) borrower contact; (2) credit department review; and (3) independent loan review.  All commercial and industrial loans and commercial mortgages over $750,000 are generally reviewed by the credit department no less often than annually.  The frequency of the review of other loans is determined by the Bank's ongoing assessments of the borrower's condition.

Residential mortgage loans, revolving home equity lines and other consumer loans are risk rated utilizing a three point rating system.  Loans in these categories that are on management's watch list or have been criticized or classified by management are assigned the highest risk rating.  All of these loans are risk rated based on credit scores.  A credit score is a tool used in the Bank's loan approval process, and a minimum score of 680 is generally required for new loans.  Credit scores for each borrower are updated at least annually.  The risk ratings along with their definitions are as follows:

Internally Assigned Risk Rating

1	Credit score is equal to or greater than 680.

2	Credit score is 635 to 679.

3	Credit score is below 635 or the loan has been classified, criticized or placed on watch.

The following tables present the recorded investment in commercial and industrial loans and commercial real estate loans by class of loans and risk rating.

	June 30, 2013
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$5,761	$6,037	$51,374	$816	$-	$42	$-	$64,030
Commercial mortgages:
Multifamily	-	24,535	331,410	3,701	723	362	-	360,731
Other	-	3,093	130,435	2,915	1,468	1,748		139,659
Owner occupied	-	4,405	76,229	-	900	4,634	-	86,168
	$5,761	$38,070	$589,448	$7,432	$3,091	$6,786	$-	$650,588

	December 31, 2012
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$4,401	$6,225	$42,007	$1,268	$390	$48	$-	$54,339
Commercial mortgages:
Multifamily	-	-	274,205	2,502	687	1,109	-	278,503
Other	-	1,906	131,970	3,452	2,897	1,761	-	141,986
Owner occupied	-	-	72,518	5,254	965	5,142	-	83,879
	$4,401	$8,131	$520,700	$12,476	$4,939	$8,060	$-	$558,707

The following tables present the recorded investment in residential mortgages, home equity loans, and other consumer loans by class of loans and risk rating.

	June 30, 2013
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$488,130	$24,645	$16,184	$1,512	$213	$4,638	$-	$535,322
Revolving home equity	67,206	5,844	5,915	777	-	374	-	80,116
Consumer	6,336	492	229	-	-	-	-	7,057
	$561,672	$30,981	$22,328	$2,289	$213	$5,012	$-	$622,495

	December 31, 2012
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$454,700	$25,287	$16,825	$501	$-	$5,054	$-	$502,367
Revolving home equity	67,432	6,683	6,698	778	-	384	-	81,975
Consumer	2,861	702	140	-	-	-	-	3,703
	$524,993	$32,672	$23,663	$1,279	$-	$5,438	$-	$588,045

Deposit account overdrafts were $208,000 and $632,000 at June 30, 2013 and December 31, 2012, respectively.  Overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

5 - STOCK-BASED COMPENSATION

The Corporation's 2006 Stock Compensation Plan ("2006 Plan") permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units ("RSUs") to employees and non-employee directors for up to 600,000 shares of common stock of which 125,604 shares remain available for grant as of June 30, 2013.  Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of nonqualified stock options ("NQSOs") and RSUs, while equity grants to other officers consisted solely of NQSOs.  Beginning with the January 2012 grant, the Corporation's Board of Directors determined that equity compensation for all officers and directors will consist solely of RSUs.

Fair Value of Stock Option Awards. The grant date fair value of option awards was estimated on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted by the Corporation's Board of Directors during 2012 or the six-month period ended June 30, 2013.

Fair Value of Restricted Stock Units.  The fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant's eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation's common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee's eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $218,000 and $401,000 and recognized related income tax benefits of $87,000 and $159,000 in the first six months of 2013 and 2012, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation's stock-based compensation plans as of June 30, 2013, and changes during the six-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2013	304,061	$23.29
Exercised	(35,986)	22.19
Forfeited or expired	(8,286)	25.17
Outstanding at June 30, 2013	259,789	$23.39	4.65	$2,547
Exercisable at June 30, 2013	205,070	$22.55	4.06	$2,182

All options outstanding at June 30, 2013 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first six months of 2013 and 2012 was $265,000 and $470,000, respectively.

Restricted Stock Activity.  On January 22, 2013, the Corporation's Board of Directors granted 27,576 RSUs under the 2006 Plan.  The Corporation's financial performance for 2015 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of RSUs granted represents the maximum number of shares into which the RSUs can be converted.  The following table presents a summary of the status of the Corporation's nonvested shares as of June 30, 2013 and the changes in such shares during the six-month period then ended.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2013	45,444	$24.98
Granted	27,576	26.68
Forfeited	(2,230)	25.78
Nonvested at June 30, 2013	70,790	$25.62

Unrecognized Compensation Cost.  As of June 30, 2013, there was $1.2 million of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 2.0 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the six months ended June 30, 2013 and 2012 was $798,000 and $1,415,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the six months ended June 30, 2013 and 2012 was $87,000 and $123,000, respectively.

Other.  No cash was used to settle stock options during the first six months of 2013 or 2012.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Service cost, net of plan participant contributions	$606	$450	$303	$225
Interest cost	608	684	304	342
Expected return on plan assets	(1,328)	(1,130)	(664)	(565)
Amortization of prior service cost	12	12	6	6
Amortization of net actuarial loss	314	332	157	166
Net pension cost	$212	$348	$106	$174

The Bank makes cash contributions to the pension plan ("Plan") which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions.  The Bank has no minimum required pension contribution and, due to the fact that the Plan is funded beyond most critical statutory thresholds, the Bank will have no opportunity to make a tax-deductible contribution for the Plan year ending September 30, 2013.

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

Level 3: Significant unobservable inputs that reflect the Corporation's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy in the six months ended June 30, 2013 or 2012.

The fair values of the Corporation's investment securities designated as available-for-sale at June 30, 2013 and December 31, 2012 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at June 30, 2013 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$335,959	$-	$335,959	$-
Pass-through mortgage securities	160,724	-	160,724	-
Collateralized mortgage obligations	326,384	-	326,384	-
	$823,067	$-	$823,067	$-

		Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$332,513	$-	$332,513	$-
Pass-through mortgage securities	84,956	-	84,956	-
Collateralized mortgage obligations	399,965	-	399,965	-
	$817,434	$-	$817,434	$-

Financial instruments measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment.  The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore typically result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation's financial statements is not material.

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Impaired loans - June 30, 2013:
Residential mortgages - closed end	$1,469	$-	$-	$1,469

Impaired loans - December 31, 2012:
Residential mortgages - closed end	$1,929	$-	$-	$1,929

The impaired loans set forth in the preceding table had a principal balance of $1,972,000 and $2,248,000 at June 30, 2013 and December 31, 2012, respectively, and valuation allowances of $503,000 and $319,000, respectively.  During the six months ended June 30, 2013, the Corporation recorded a provision for loan losses of $188,000 for impaired loans measured at fair value all of which was recorded during the quarter ended March 31, 2013.  During the six and three months ended June 30, 2012, the Corporation recorded provisions for loan losses of $61,000 and ($7,000), respectively, for impaired loans measured at fair value.

Financial Instruments Not Recorded at Fair Value.  Fair value estimates are made at a specific point in time.  Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information.  Changes in assumptions could significantly affect the estimates.  In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.  The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation's financial statements at June 30, 2013 and December 31, 2012.

	Level of	June 30, 2013		December 31, 2012
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$38,693	$38,693	$42,191	$42,191
Held-to-maturity securities	Level 2	36,577	38,421	43,362	46,153
Held-to-maturity securities	Level 3	1,074	1,074	805	805
Loans	Level 3	1,252,302	1,247,618	1,126,831	1,140,731
Restricted stock	Level 1	12,939	12,939	13,104	13,104
Accrued interest receivable:
Investment securities	Level 2	4,953	4,953	4,943	4,943
Loans	Level 3	3,508	3,508	3,332	3,332

Financial Liabilities:
Checking deposits	Level 1	573,208	573,208	528,940	528,940
Savings, NOW and money market deposits	Level 1	949,629	949,629	844,583	844,583
Time deposits	Level 2	243,479	250,143	259,553	268,907
Short-term borrowings	Level 1	79,531	79,531	103,634	103,634
Long-term debt	Level 2	171,000	174,420	145,000	154,050
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	860	860	740	740
Time deposits	Level 2	4,471	4,471	3,828	3,828
Short-term borrowings	Level 1	2	2	1	1
Long-term debt	Level 2	373	373	379	379

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

8 - IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

There are no issued but not yet effective accounting standards that could potentially have a material impact on the Corporation's financial position, results of operations or disclosures.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation's financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation's financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, The First of Long Island Agency, Inc., FNY Service Corp. and The First of Long Island REIT, Inc.  The consolidated entity is referred to as the "Corporation" and the Bank and its subsidiaries are collectively referred to as the "Bank."  The Bank's primary service area is Nassau and Suffolk Counties, Long Island.  Additionally, the Bank has two commercial banking branches in Manhattan.

Overview

Net income and earnings per share were $10.9 million and $1.20, respectively, for the first six months of 2013, representing increases over the same period last year of 3.7% and 1.7%, respectively.  For the second quarter of 2013, net income and earnings per share were $5.3 million and $.58, respectively, as compared to $5.4 million and $.60, respectively, for the same quarter last year.  Dividends per share increased by 8.7% from $.46 for the first six months of 2012 to $.50 for the current six-month period.  The credit quality of the Bank's loan portfolio remains excellent and the loan pipeline is strong.

ROA, ROE and Book Value Per Share.  Returns on average assets ("ROA") and average equity ("ROE") were 1.03% and 10.69%, respectively, for the first half of 2013 versus 1.03% and 10.83%, respectively, for the same period last year.  Stockholders' equity decreased from $205.4 million at year-end 2012 to $197.0 million at the end of the second quarter and book value per share decreased from $22.81 to $21.68 during the same period.  The decreases in stockholders' equity and book value per share occurred because of an increase in intermediate and long-term interest rates and a resulting after-tax decline of $17.1 million in unrealized gains on available-for-sale securities. While a decrease in such gains negatively impacts book value per share, it positively impacts ROE.  The 14 basis point decline in ROE noted when comparing the first six months of this year to the same period last year would have been 32 basis points greater had there not been a $6.2 million after-tax decline in average unrealized gains on available-for-sale securities.

Analysis of Earnings – Six Months Ended June 30, 2013.  The increase in net income for the first six months of 2013 versus the same period last year is primarily attributable to a decrease in the provision for loan losses of $991,000, an increase in net interest income of $290,000 and the fact that the first six months of 2012 included a net loss of $338,000 on a deleveraging transaction.  Partially offsetting these items were increases in noninterest expense, excluding debt extinguishment costs, of $830,000 and income tax expense of $355,000.

The $991,000 decrease in the provision for loan losses for the first six months of 2013 versus the same period last year is due to a reduction in historical loss rates in the current period versus an increase in the same period last year, an improvement in general economic conditions and net recoveries in the current six month period of $141,000 versus net chargeoffs of $495,000 in the same period last year.  The impact of these items in reducing the provision was partially offset by more loan growth in the first six months of 2013 than the same period last year and an increase in the current period of specific reserves on loans individually deemed to be impaired of $218,000 versus a decrease in the same period last year of $321,000.  Because of the low interest rate environment, net interest income for the current six-month period only increased by $290,000, or 1.0%, and net interest margin declined by 10 basis points to 3.26% despite significant growth in the average balances of loans and noninterest-bearing checking deposits.

The $830,000 increase in noninterest expense is comprised of increases in salaries of $232,000, or 2.9%, occupancy and equipment expense of $359,000, or 10.1% and other operating expenses of $255,000, or 6.0%.

 Asset Quality.  The Bank's allowance for loan losses to total loans (reserve coverage ratio) was 1.53% at June 30, 2013 compared to 1.62% at year-end 2012.  The decrease in the reserve coverage ratio is largely due to a reduction in historical loss rates and an improvement in general economic conditions.  The $755,000 provision for loan losses for the first half of this year is primarily attributable to the impact on the provision of growth in the loan portfolio and an increase in reserves on loans individually deemed to be impaired, as partially offset by the reduction in historical loss rates, an improvement in general economic conditions and net recoveries on loans previously charged off.  The $1.7 million provision for loan losses for the first half of 2012 was primarily attributable to loan growth and a $450,000 chargeoff on one loan.

The credit quality of the Bank's loan portfolio remains excellent, with nonaccrual loans amounting to $4.2 million, or .33% of total loans outstanding at June 30, 2013.  Additionally, loans past due 30 through 89 days amounted to only $1.8 million, or .14% of total loans outstanding.  Troubled debt restructurings were relatively unchanged during the first six months of 2013, amounting to $4.5 million at the end of the period compared to $4.4 million at year-end 2012.  Of the $4.5 million in troubled debt restructurings outstanding at June 30, 2013, $1.9 million are performing in accordance with their modified terms and $2.6 million are past due or nonaccrual and included in the aforementioned amounts of past due and nonaccrual loans.  The credit quality of the Bank's securities portfolio also remains excellent.  The Bank's mortgage securities are backed by mortgages underwritten on conventional terms, with 84% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities.  The remainder of the Bank's securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies.  In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis.  On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Capital.  The Corporation's Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios under current regulatory capital standards were X.XX%, XX.XX% and XX.XX%, respectively, at June 30, 2013.  The strength of the Corporation's balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank's branch distribution system.  Additionally, with respect to loan growth, the Bank will continue to develop its broker relationships and is in the process of establishing a correspondent relationship.  In 2012, the Bank opened one full service branch in Lindenhurst, Long Island.  In the first quarter of 2013, the Bank opened a full service branch in Massapequa Park, Long Island and is planning to open another full service branch in Sayville, Long Island later this year.

Challenges We Face.  Although intermediate and long-term interest rates have moved up in recent months, they are still relatively low and could remain low for an extended period of time.  In addition, there is significant price competition for loans in the Bank's marketplace and there is little room for the Bank to further reduce its deposit rates.  The persistence of these factors could result in a decline in net interest margin from its current level.  If that were to occur, and management is unable to offset the resulting negative impact by increasing the volume of the Bank's interest-earning assets, effecting a favorable change in the mix of the Bank's interest-earning assets or interest-bearing liabilities, reducing expenses or the employment of other measures, the Bank's profitability could decline.

Commercial and residential real estate values have been negatively impacted by persistently high levels of unemployment and underemployment, a decline in household disposable income, foreclosures and commercial vacancies.  Although economic conditions have improved somewhat in recent months, these factors still present meaningful threats to the maintenance of loan quality.

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

	Six Months Ended June 30,
	2013			2012
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$13,816	$15	.22%	$8,146	$9	.22%
Investment Securities:
Taxable	512,842	5,259	2.05	601,231	8,048	2.68
Nontaxable (1)	376,694	9,583	5.09	365,849	9,779	5.35
Loans (1) (2)	1,179,582	24,905	4.23	1,025,293	24,613	4.80
Total interest-earning assets	2,082,934	39,762	3.82	2,000,519	42,449	4.24
Allowance for loan losses	(19,016)			(17,540)
Net interest-earning assets	2,063,918			1,982,979
Cash and due from banks	28,553			27,173
Premises and equipment, net	24,704			23,062
Other assets	36,189			31,056
	$2,153,364			$2,064,270

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$902,714	1,218	.27	$825,676	1,929	.47
Time deposits	250,702	2,503	2.01	269,209	2,921	2.18
Total interest-bearing deposits	1,153,416	3,721	.65	1,094,885	4,850	.89
Short-term borrowings	91,351	151	.34	90,625	163	.36
Long-term debt	145,431	1,996	2.77	212,692	3,760	3.56
Total interest-bearing liabilities	1,390,198	5,868	.85	1,398,202	8,773	1.26
Checking deposits	536,505			448,988
Other liabilities	20,131			21,118
	1,946,834			1,868,308
Stockholders' equity	206,530			195,962
	$2,153,364			$2,064,270

Net interest income (1)		$33,894			$33,676
Net interest spread (1)			2.97%			2.98%
Net interest margin (1)			3.26%			3.36%

(1)	Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.52 in each period presented, based on a Federal income tax rate of 34%.
(2)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

Rate/Volume Analysis.  The following table sets forth the effect of changes in volumes, rates and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30,
	2013 Versus 2012
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$6	$-	$-	$6
Investment securities:
Taxable	(1,183)	(1,883)	277	(2,789)
Nontaxable	290	(472)	(14)	(196)
Loans	3,704	(2,966)	(446)	292
Total interest income	2,817	(5,321)	(183)	(2,687)

Interest Expense:
Savings, NOW & money market deposits	179	(810)	(80)	(711)
Time deposits	(200)	(225)	7	(418)
Short-term borrowings	1	(13)	-	(12)
Long-term debt	(1,186)	(830)	252	(1,764)
Total interest expense	(1,206)	(1,878)	179	(2,905)

Increase (decrease) in net interest income	$4,023	$(3,443)	$(362)	$218

(1)	Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Despite significant growth in loans and noninterest-bearing checking deposits, net interest income on a tax-equivalent basis only increased by $218,000 and net interest margin declined by 10 basis points when comparing the current six month period to the same period last year.  This occurred because the positive impact of growth in these balances was largely offset by the low interest rate environment.  In a low interest rate environment: (1) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is reduced, (2) cash received from payments and prepayments of higher yielding loans and securities is used to originate or purchase lower yielding loans and securities, (3) the rates on some loans are modified downward to dissuade borrowers from refinancing elsewhere, while other loans prepay in full resulting in the immediate writeoff of deferred costs, and (4) prepayment speeds on mortgage securities are high, thereby necessitating the faster amortization of purchase premiums.

When comparing the current six month period to the same period last year, the average balance of loans outstanding increased by $154.3 million, or 15.0%, the average balance of nontaxable securities increased by $10.8 million, or 3.0%, and the average balance of taxable securities decreased by $88.4 million, or 14.7%.  From a yield perspective, the shift from lower yielding taxable securities to better yielding loans and nontaxable securities resulted in an improvement in the mix of the Bank's interest-earning assets.  Loan growth, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $87.5 million, or 19.5%, and savings, NOW and money market deposits of $77.0 million, or 9.3%.  Growth in these deposit categories was also used to pay down high cost long-term debt, the average balance of which declined by $67.3 million, or 31.6%, when comparing the six-month periods.  This contributed to a reduction in the overall cost of the Bank's interest-bearing liabilities and served to mitigate the decline in net interest margin caused by the low interest rate environment.

The Bank's continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, and broker relationships for both residential and commercial mortgages.  The Bank's ability to continue to grow deposits is attributable to, among other things, expansion of the Bank's branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, the Bank's positive reputation in its marketplace and the acquisition of some local competitors by larger financial institutions.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Excluding gains on sales of securities, noninterest income increased by $92,000, or 2.8%, when comparing the first six of 2013 to the same period last year.  The increase is attributable to increases in Investment Management Division income of $70,000 and other noninterest income of $179,000, as partially offset by a decrease in service charges on deposit accounts of $157,000.  The increase in other noninterest income of $179,000 includes a real estate tax refund of $73,000, an increase in debit and credit card fees of $48,000 and an increase in other credit-related fees of $48,000.  Gains on sales of securities decreased by $3.6 million when comparing the first half of 2013 to the same period last year as a result of the deleveraging transaction in 2012.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense, excluding debt extinguishment costs, increased by $830,000, or 4.5%, to $19.2 million for the first six months of 2013 from $18.4 million for the same period last year.  The $830,000 increase in noninterest expense is comprised of increases in salaries of $232,000, or 2.9%, occupancy and equipment expense of $359,000, or 10.1% and other operating expenses of $255,000, or 6.0%.  The increase in salaries is primarily due to normal annual salary adjustments and new branch openings, as partially offset by a decrease in stock-based compensation expense.  Stock-based compensation expense declined because of a reduction in the estimated number of shares to be issued upon the vesting of restricted stock units ("RSUs") and forfeitures of some outstanding awards.  The increase in occupancy and equipment expense is largely due to increases in general maintenance and repairs expense, snow removal cost and rent expense.  The increase in other operating expenses is largely due to an increase in consulting expense and an increase in FDIC insurance expense resulting from balance sheet growth.  Employee benefit expense was down slightly when comparing the current six-month period to the same period last year due to a decrease in pension expense, as largely offset by increases in incentive compensation and group health insurance expense.  Debt extinguishment costs of $3.8 million in 2012 resulted from the aforementioned deleveraging transaction.  Management continues to maintain a strong focus on expense control measures and enhancements in operating efficiency.

Income Taxes

Income tax expense as a percentage of book income ("effective tax rate") was 21.8% for the first six months of 2013 compared to 20.3% for the same period last year.  The increase in the effective tax rate in 2013 is primarily attributable to the fact that income on tax-exempt securities became a smaller percentage of pre-tax income.

Results of Operations – Second Quarter Versus First Quarter 2013

Net income for the second quarter of 2013 was $5.3 million compared to $5.6 million in the first quarter.  The decline in net income occurred because loan growth accelerated in quarter two and this necessitated an increase in the provision for loan losses.  Loans grew by $17.4 million in quarter one versus $108.5 million in quarter two and the provision for loan losses increased by $1.1 million from a credit of $192,000 in quarter one to a charge of $947,000 in quarter two.

Results of Operations – Second Quarter 2013 Versus Second Quarter 2012

The decrease in net income for the second quarter of 2013 versus the same quarter last year was largely attributable to a higher provision for loan losses in the current quarter and an increase in noninterest expense excluding the deleveraging charges.  These items were partially offset by an increase in net interest income and the absence of a net loss incurred during the second quarter of 2012 on a deleveraging transaction. The increase in the provision for loan losses primarily reflects more loan growth in the second quarter of 2013 than the same period last year.  The increases in net interest income and noninterest expense occurred for substantially the same reasons discussed with respect to the six-month periods.

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

The Bank's Allowance for Loan and Lease Losses Committee ("ALLL Committee"), which is chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank's independent loan review consultants.  In addition, and in consultation with the Bank's Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Board Loan Committee reviews and approves the Bank's Allowance for Loan and Lease Losses Policy at least once each calendar year. The Bank's allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the OCC whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

The first step in determining the allowance for loan losses is to identify loans in the Bank's portfolio that are individually deemed to be impaired and measure impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows.  For all collateral dependent impaired loans, impairment losses are measured based on the fair value of the collateral.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest payments when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls are not automatically considered to be impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and financial condition, and the amount of the shortfall in relation to the principal and interest owed.  In estimating the fair value of real estate collateral, management utilizes appraisals and also makes qualitative judgments based on, among other things, its knowledge of the local real estate market and analyses of current economic conditions and trends.  Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments.  Determining expected future cash flows can be more subjective than determining fair values.  Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan's remaining life.

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank's historical loss experience is the starting point in making such estimates.  The Bank utilizes a historical loss period of 24 to 60 months which management believes appropriately reflects losses from the current economic cycle and incurred losses in the Bank's current loan portfolio.  However, future losses could vary significantly from those experienced in the past, and accordingly on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as median home prices and commercial vacancy rates in the Bank's service area and national and local unemployment levels, (3) trends in nature and volume of loans, (4) concentrations of credit, (5) changes in lending policies and procedures, (6) experience, ability and depth of lending staff, (7) changes in quality of the loan review function, (8) environmental risks, and (9) loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management's resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

Asset Quality

The Corporation has identified certain assets as risk elements.  These assets include nonaccruing loans, other real estate owned, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  Information about the Corporation's risk elements is set forth below.

	June 30,	December 31,
	2013	2012
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$2,602	$2,430
Other	1,591	1,668
Total nonaccrual loans	4,193	4,098
Troubled debt restructurings - performing	1,932	1,953
Total risk elements	$6,125	$6,051

Nonaccrual loans as a percentage of total loans	.33%	.36%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.33%	.36%
Risk elements as a percentage of total loans and foreclosed real estate	.48%	.53%

The performing troubled debt restructurings at December 31, 2012 shown in the table above include $206,000 that were past due 30 through 89 days and still accruing.  There were no performing troubled debt restructurings that were past due 30 through 89 days and still accruing at June 30, 2013.  In addition to the Bank's past due, nonaccrual and restructured loans, the disclosure of other potential problem loans can be found in "Note 4 – Loans" to the Corporation's consolidated financial statements of this Form 10-Q.

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

The allowance for loan losses increased by $896,000 during the first half of 2013, amounting to $19.5 million, or 1.53% of total loans, at June 30, 2013 compared to $18.6 million, or 1.62% of total loans, at December 31, 2012.  During the first half of 2013, the Bank had loan chargeoffs and recoveries of $3,000 and $144,000, respectively, and recorded a $755,000 provision for loan losses.  The $755,000 provision for loan losses for the first half of this year is primarily attributable to the impact on the provision of growth in the loan portfolio and an increase in reserves on loans individually deemed to be impaired, as partially offset by a reduction in historical loss rates, an improvement in general economic conditions and net recoveries on loans previously charged off.  The $1.7 million provision for the first half of 2012 was primarily attributable to the combined impact of loan growth and a $450,000 chargeoff on one loan.

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

Other detailed information on the Bank's allowance for loan losses, impaired loans and the aging of loans can be found in "Note 4 – Loans" to the Corporation's consolidated financial statements included in this Form 10-Q.

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank's borrowers and will affect the value of real estate collateral securing the Bank's mortgage loans.  Loans secured by real estate represent approximately 94% of the Bank's total loans outstanding at June 30, 2013.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  In the last few years, general economic conditions have been unfavorable as characterized by high levels of unemployment and underemployment, suppressed commercial and residential real estate values, and high commercial real estate vacancies.  These conditions have caused some of the Bank's borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank's mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank's loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows.  The Corporation's primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.  During the first half of 2013, the Corporation's cash and cash equivalent position decreased by $3.5 million from $42.2 million at December 31, 2012 to $38.7 million at June 30, 2013.  The decrease occurred primarily because cash used to originate loans and purchase securities exceeded the cash provided by maturities and paydowns of loans and securities, deposit growth and operations.

 Liquidity.  The Bank has a Board approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank's primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At June 30, 2013, the Bank had approximately $497 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York ("FRB") and the Federal Home Loan Bank of New York ("FHLB of New York"), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank's primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank's FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the securities and loan collateral in place at the FRB and FHLB of New York at June 30, 2013, the Bank had borrowing capacity of approximately $847 million.

Capital

The Corporation's capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under regulatory capital standards in effect at June 30, 2013, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a Tier 1 leverage capital ratio equal to or greater than 5%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a total risk-based capital ratio equal to or greater than 10%.  The Bank's Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 8.99%, 17.23% and 18.49%, respectively, at June 30, 2013 exceed the requirements for a well-capitalized bank and, based on management's belief, are adequate in the current regulatory and economic environment.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of June 30, 2013. (See "Recent Regulatory Capital Rulemaking" that follows.)

Stockholders' equity totaled $197.0 million at June 30, 2013, a decrease of $8.4 million from $205.4 million at December 31, 2012.  The decrease in stockholders' equity resulted primarily from a decrease in unrealized gains on available-for-sale securities on an after-tax basis of $17.1 million and cash dividends declared of $4.5 million, partially offset by net income of $10.9 million and the issuance of shares under the Corporation's stock-based compensation, dividend reinvestment and stock purchase plans of $1.9 million.

Recent Regulatory Capital Rulemaking.   In July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved a final rule ("final rule") that changes the regulatory capital framework for all banking organizations.  The final rule implements for U.S. banks the Basel III regulatory capital reforms of the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The final rule strengthens areas of weakness identified in the current capital rules by enhancing the quantity and quality of regulatory capital in the banking system, better reflecting the risk of certain on and off-balance sheet exposures in the measurement of risk-weighted assets and building additional capital capacity into the banking system to absorb losses in times of future market and economic stress.  The Corporation must begin complying with the final rule on January 1, 2015, subject to certain transition provisions.

The final rule establishes new prompt correction action requirements for all banks. Banking organizations with $250 billion or less in total assets must comply with the new requirements beginning January 1, 2015, including a new common equity Tier 1 risk-based capital measure.  These requirements are set forth in the following table.

	Total	Tier 1	Common Equity Tier 1
	Risk-Based	Risk-Based	Risk-Based
	Capital	Capital	Capital	Leverage
Requirement	Measure (%)	Measure (%)	Measure (%)	Measure (%)

Well Capitalized	≥ 10	≥ 8	≥ 6.5	≥ 5

Adequately Capitalized	≥ 8	≥ 6	≥ 4.5	≥ 4

Undercapitalized	< 8	< 6	< 4.5	< 4

Significantly Undercapitalized	< 6	< 4	< 3	< 3

Critically Undercapitalized	Tangible equity to total assets ≤ 2

The final rule also sets forth a capital ratio phase-in schedule. The phase-in provisions for banks with $250 billion or less in total assets are set forth in the following table.

January 1,	2015	2016	2017	2018	2019

Minimum Common Equity Tier 1 (%)	4.5	4.5	4.5	4.5	4.5

Capital Conservation Buffer (%) (1)	N/A	.625	1.25	1.875	2.5

Minimum Common Equity Tier 1 with Capital Conservation Buffer (%)	4.5	5.125	5.75	6.375	7.0

Minimum Tier 1 Capital (%)	6.0	6.0	6.0	6.0	6.0

Minimum Tier 1 Capital with Capital Conservation Buffer (%)	6.0	6.625	7.25	7.875	8.5

Minimum Total Capital (%)	8.0	8.0	8.0	8.0	8.0

Minimum Total Capital with Capital Conservation Buffer (%)	8.0	8.625	9.25	9.875	10.5

(1)	The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments and discretionary bonus payments to executive officers.

The final rule includes comprehensive guidance with respect to the measurement of risk-weighted assets.  For residential mortgages, Basel III retains the risk-weights contained in the current capital rules which assign a risk-weight of 50% to most first-lien exposures and 100% to other residential mortgage exposures.  The final rule would increase the risk-weights associated with certain on-balance sheet assets, such as high volatility commercial real estate loans, as defined, and loans that are more than 90 days past due or in nonaccrual status. Capital requirements would also increase for certain off-balance sheet exposures including, for example, loan commitments with an original maturity of one year or less.

Under the final rule, certain banking organizations, including the Corporation, are permitted to make a one-time election to continue the current treatment of excluding from regulatory capital most accumulated other comprehensive income ("AOCI") components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit postretirement plans.  Institutions that elect to exclude most AOCI components from regulatory capital under Basel III will be able to avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities.

Management is currently reviewing the final rule and evaluating the impact that the changes set forth therein could have on the Corporation's regulatory capital position, lines of business and profitability.

Impact of Not Yet Effective Accounting Standards

There are no issued but not yet effective accounting standards that could potentially have an impact on the Corporation's financial position, results of operations or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank invests in interest-earning assets, which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits and capital.  The Bank's results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics.  The Bank defines interest rate risk as the risk that the Bank's net interest income and/or economic value of equity ("EVE") will change when interest rates change.  The principal objective of the Bank's asset liability management activities is to optimize current and future net interest income while at the same time maintain acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

The Bank monitors and manages interest rate risk through a variety of techniques including traditional gap analysis and the use of interest rate sensitivity models.  Both gap analysis and interest rate sensitivity modeling involve a variety of significant estimates and assumptions and are done at a specific point in time.  Changes in the estimates and assumptions made in gap analysis and interest rate sensitivity modeling could have a significant impact on projected results and conclusions.  Therefore, these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank's net interest income or EVE.

Traditional gap analysis involves arranging the Bank's interest-earning assets and interest-bearing liabilities by repricing period and then computing the difference, or interest-rate sensitivity gap, between the assets and liabilities which are estimated to reprice during each time period and cumulatively through the end of each time period.  Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount.  Gap analysis also assumes that cash flows from maturing assets and liabilities will be reinvested in or refinanced by assets and liabilities of the same type, and does not fully take into account the fact that the repricing of some assets and liabilities is discretionary and subject to competitive and other pressures.

Through use of interest rate sensitivity modeling, the Bank first projects net interest income over a five-year time period assuming a static balance sheet and no changes in interest rates from current levels. Utilization of a static balance sheet ensures that interest rate risk embedded in the Bank's current balance sheet is not masked by assumed balance sheet growth or contraction.  Net interest income is then projected over a five-year time period utilizing: (1) a static balance sheet and various interest rate change scenarios, including both ramped and shock changes; and (2) a most likely balance sheet growth scenario and these same interest rate change scenarios.  The interest rate scenarios modeled are based on, among other things, the shape of the current yield curve and the relative level of rates and management's expectations as to potential future yield curve shapes and rate levels.

The Bank also uses interest rate sensitivity modeling to calculate EVE in the current rate environment assuming both shock increases and decreases in interest rates.  EVE is the difference between the present value of expected future cash flows from the Bank's assets and the present value of the expected future cash flows from the Bank's liabilities.  Present values are determined using discount rates that management believes are reflective of current market conditions.  EVE can capture long-term interest rate risk that would not be captured in a five-year projection of net interest income.

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts.  The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not.  For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank's various deposit products in response to changes in general market interest rates.  These estimates are based on, among other things, product type, management's experience with needed deposit rate adjustments in prior interest rate change cycles, and management's assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that the Corporation believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation's EVE at June 30, 2013 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2014 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank's current strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a decay or runoff rate of 5.5 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending June 30, 2014 and calculations of EVE at June 30, 2013 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank's current strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income
	at June 30, 2013		for Year Ended 6/30/14
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)
+ 300 basis point rate shock	$169,904	-31.9%	$64,393	-9.0%
+ 200 basis point rate shock	211,379	-15.2%	71,139	0.5%
+ 100 basis point rate shock	239,682	-3.9%	72,949	3.1%
Base case (no rate change)	249,333	-	70,777	-
- 100 basis point rate shock	238,540	-4.3%	66,918	-5.5%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 300 basis points could negatively impact the Bank's net interest income for the year ended June 30, 2014.  Conversely, an immediate increase in interest rates of 100 or 200 basis points could positively impact the Bank's net interest income for the same time period.  The Bank's net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank's deposit products are approaching zero and there is little room to reduce them further.  Unlike the shock up 100 and 200 basis point scenarios, in the shock up 300 basis point scenario it is assumed that the Bank will need to make significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted.  Changes in management's estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

Forward-Looking Statements

This report on Form 10-Q contains various forward-looking statements.  These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  Forward-looking statements are typically identified by words such as "would," "should," "could," "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time.  Forward-looking statements speak only as of the date they are made.  We do not assume any duty and do not undertake to update our forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment securities portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  We provide greater detail regarding some of these factors in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, in Part I under "Item 1A.  Risk Factors."  Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation's Principal Executive Officer, Michael N. Vittorio, and Principal Financial Officer, Mark D. Curtis, have evaluated the Corporation's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("Act"), as of the end of the period covered by this report.  Based upon that evaluation, they have concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A.  Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, as such factors could materially affect the Corporation's business, financial condition, or future results. During the six months ended June 30, 2013, there were no material changes to the risk factors disclosed in the Corporation's 2012 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Corporation faces. Additional risks and uncertainties not currently known to the Corporation, or that the Corporation currently deems to be immaterial, could also have a material impact on the Corporation's business, financial condition, or results of operations.

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

101
The following materials from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income or Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 8, 2013	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)