Form 10-Q/A
period 2013-06-30
FIRST OF LONG ISLAND CORP
filed 2013-08-08
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1
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

THE FIRST OF LONG ISLAND CORPORATION
Explanatory Note

This amendment No. 1 to the Quarterly Report on Form 10-Q of The First of Long Island Corporation (the “Corporation”) for the quarter ended June 30, 2013, as initially filed with the U.S. Securities and Exchange Commission on August 8, 2013, is being filed to include the Corporation’s capital ratios that were inadvertently omitted from the capital disclosures included in the overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Capital.  The Corporation's Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios under current regulatory capital standards were 9.09%, 17.42% and 18.67%, respectively, at June 30, 2013.  The strength of the Corporation's balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

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

The performing troubled debt restructurings at December 31, 2012 shown in the table above include $206,000 that were past due 30 through 89 days and still accruing.  There were no performing troubled debt restructurings that were past due 30 through 89 days and still accruing at June 30, 2013.  In addition to the Bank's past due, nonaccrual and restructured loans, the disclosure of other potential problem loans can be found in "Note 4 – Loans" to the Corporation's consolidated financial statements of this Form 10-Q/A.

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

Other detailed information on the Bank's allowance for loan losses, impaired loans and the aging of loans can be found in "Note 4 – Loans" to the Corporation's consolidated financial statements included in this Form 10-Q/A.

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

Forward-Looking Statements

This report on Form 10-Q/A contains various forward-looking statements.  These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  Forward-looking statements are typically identified by words such as "would," "should," "could," "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time.  Forward-looking statements speak only as of the date they are made.  We do not assume any duty and do not undertake to update our forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

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

101
The following materials from the Corporation's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income or Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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