Form 10-Q
period 2013-09-30
FIRST OF LONG ISLAND CORP
filed 2013-11-12
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 30, 2013
Common stock, $.10 par value per share	9,127,723

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2013	2012

Assets:
Cash and due from banks	$46,513	$41,871
Temporary investments	486	320
Cash and cash equivalents	46,999	42,191

Investment securities:
Held-to-maturity (fair value of $37,139 and $46,958)	35,404	44,167
Available-for-sale, at fair value	803,911	817,434
	839,315	861,601

Loans:
Commercial and industrial	63,742	54,339
Secured by real estate:
Commercial mortgages	687,850	504,368
Residential mortgages	582,486	502,367
Home equity lines	77,034	81,975
Consumer	6,426	4,335
	1,417,538	1,147,384
Allowance for loan losses	(20,554)	(18,624)
	1,396,984	1,128,760
Restricted stock, at cost	17,889	13,104
Bank premises and equipment, net	24,570	24,271
Bank-owned life insurance	14,051	13,665
Pension plan assets, net	11,071	10,900
Other assets	11,999	13,798
	$2,362,878	$2,108,290
Liabilities:
Deposits:
Checking	$590,060	$528,940
Savings, NOW and money market	936,759	844,583
Time, $100,000 and over	168,546	168,437
Time, other	88,230	91,116
	1,783,595	1,633,076
Short-term borrowings	131,847	103,634
Long-term debt	231,000	145,000
Accrued expenses and other liabilities	13,477	7,880
Deferred income taxes payable	2,041	13,330
	2,161,960	1,902,920
Stockholders' Equity:
Common stock, par value $.10 per share: Authorized 20,000,000 shares;
Issued and outstanding, 9,113,320 and 9,001,686 shares	911	900
Surplus	45,776	42,643
Retained Earnings	154,309	145,087
	200,996	188,630
Accumulated other comprehensive income (loss), net of tax	(78)	16,740
	200,918	205,370
	$2,362,878	$2,108,290

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

Interest and dividend income:
Loans	$38,002	$37,133	$13,107	$12,535
Investment securities:
Taxable	7,765	11,102	2,491	3,045
Nontaxable	9,529	9,594	3,204	3,140
	55,296	57,829	18,802	18,720
Interest expense:
Savings, NOW and money market deposits	1,789	2,731	571	802
Time deposits	3,729	4,384	1,226	1,463
Short-term borrowings	222	175	71	12
Long-term debt	3,219	5,363	1,223	1,603
	8,959	12,653	3,091	3,880
Net interest income	46,337	45,176	15,711	14,840
Provision for loan losses	1,835	2,903	1,080	1,157
Net interest income after provision for loan losses	44,502	42,273	14,631	13,683

Noninterest income:
Investment Management Division income	1,395	1,218	499	392
Service charges on deposit accounts	2,236	2,318	819	744
Net gains on sales of securities	4	3,613	-	-
Other	1,576	1,393	521	517
	5,211	8,542	1,839	1,653
Noninterest expense:
Salaries	12,492	12,113	4,326	4,179
Employee benefits	4,168	3,948	1,511	1,275
Occupancy and equipment	5,844	5,361	1,918	1,794
Debt extinguishment	-	3,812	-	-
Other	6,704	6,473	2,206	2,230
	29,208	31,707	9,961	9,478

Income before income taxes	20,505	19,108	6,509	5,858
Income tax expense	4,380	3,766	1,330	1,071
Net income	$16,125	$15,342	$5,179	$4,787

Weighted average:
Common shares	9,074,733	8,892,044	9,103,139	8,936,537
Dilutive stock options and restricted stock units	77,126	85,726	92,002	94,118
	9,151,859	8,977,770	9,195,141	9,030,655
Earnings per share:
Basic	$1.78	$1.73	$.57	$.54
Diluted	$1.76	$1.71	$.56	$.53

Cash dividends declared per share	$ .76	$ .71	$.26	$.25

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Net income	$16,125	$15,342	$5,179	$4,787

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net	(28,380)	4,158	(78)	6,462
Amortization of net actuarial loss and prior service cost included in net periodic pension cost	489	515	163	171
Other comprehensive income (loss) before income taxes	(27,891)	4,673	85	6,633
Income tax expense (benefit)	(11,073)	1,854	33	2,632
Other comprehensive income (loss)	(16,818)	2,819	52	4,001
Comprehensive income (loss)	$(693)	$18,161	$5,231	$8,788

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2013
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2013	9,001,686	$900	$42,643	$145,087	$16,740	$205,370
Net income				16,125		16,125
Other comprehensive loss					(16,818)	(16,818)
Repurchase of common stock	(3,211)		(95)			(95)
Common stock issued under stock compensation plans, including tax benefit	60,165	6	1,203			1,209
Common stock issued under dividend reinvestment and stock purchase plan	54,680	5	1,615			1,620
Stock-based compensation			410			410
Cash dividends declared				(6,903)		(6,903)
Balance, September 30, 2013	9,113,320	$911	$45,776	$154,309	$(78)	$200,918

	Nine Months Ended September 30, 2012
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2012	8,793,932	$879	$37,507	$133,273	$17,688	$189,347
Net income				15,342		15,342
Other comprehensive income					2,819	2,819
Repurchase of common stock	(9,179)	(1)	(255)			(256)
Common stock issued under stock compensation plans, including tax benefit	122,281	12	2,276			2,288
Common stock issued under dividend reinvestment and stock purchase plan	55,653	6	1,437			1,443
Stock-based compensation			609			609
Cash dividends declared				(6,331)		(6,331)
Balance, September 30, 2012	8,962,687	$896	$41,574	$142,284	$20,507	$205,261

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012

Cash Flows From Operating Activities:
Net income	$16,125	$15,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,835	2,903
Deferred income tax (credit) provision	(218)	870
Depreciation and amortization	2,132	2,100
Premium amortization on investment securities, net	6,620	6,784
Net gains on sales of securities	(4)	(3,613)
Net gain on sale of other real estate owned	(2)	-
Debt extinguishment costs	-	3,812
Stock-based compensation expense	410	609
Accretion of cash surrender value on bank owned life insurance	(386)	(372)
Pension expense	318	522
Decrease in other assets	1,799	2,066
Increase in accrued expenses and other liabilities	3,228	960
Net cash provided by operating activities	31,857	31,983

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	722	-
Proceeds from sales of available-for-sale securities	1,376	102,687
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	8,655	14,796
Available-for-sale	109,891	99,800
Purchases of investment securities:
Held-to-maturity	(546)	(327)
Available-for-sale	(132,807)	(93,015)
Proceeds from sales of other real estate owned and loan held-for-sale	427	350
Net increase in loans	(270,483)	(148,964)
Net (increase) decrease in restricted stock	(4,785)	2,870
Purchases of premises and equipment, net	(2,431)	(4,002)
Net cash used in investing activities	(289,981)	(25,805)

Cash Flows From Financing Activities:
Net increase in deposits	150,519	102,414
Net increase (decrease) in short-term borrowings	28,213	(78,972)
Proceeds from long-term debt	86,000	62,500
Repayment of long-term debt	-	(78,812)
Proceeds from issuance of common stock under dividend reinvestment and stock purchase plan	1,620	1,443
Proceeds from exercise of stock options	1,101	2,183
Tax benefit from stock compensation plans	108	105
Repurchase and retirement of common stock	(95)	(256)
Cash dividends paid	(4,534)	(6,114)
Net cash provided by financing activities	262,932	4,491

Net increase in cash and cash equivalents	4,808	10,669
Cash and cash equivalents, beginning of year	42,191	29,495
Cash and cash equivalents, end of period	$46,999	$40,164

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$4,102	$2,526
Cash paid for interest	7,745	11,806
Cash dividends payable	2,369	2,240
Loans transferred from portfolio to other real estate owned and held-for-sale	425	900

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

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island.  The Bank has two wholly owned subsidiaries: FNY Service Corp., an investment company, and The First of Long Island Agency, Inc., an insurance agency licensed under the laws of the State of New York.  The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

The consolidated financial information included herein as of and for the periods ended September 30, 2013 and 2012 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2012 consolidated balance sheet was derived from the Corporation's December 31, 2012 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The components of other comprehensive income or loss and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$(28,393)	$7,771	$(78)	$6,462
Reclassification adjustment for losses (gains) included in net income (1)	13	(3,613)	-	-
Net unrealized gains (losses) on available-for-sale securities	(28,380)	4,158	(78)	6,462
Tax effect	(11,267)	1,649	(31)	2,564
	(17,113)	2,509	(47)	3,898

Amortization included in net periodic pension cost:
Prior service cost (2)	18	17	6	5
Net actuarial loss (2)	471	498	157	166
	489	515	163	171
Tax effect	194	205	64	68
	295	310	99	103

Other comprehensive income (loss)	$(16,818)	$2,819	$52	$4,001

(1) Reclassification adjustment represents net realized gains or losses arising from the sale of available-for-sale securities. These net realized gains or losses are included in the consolidated statements of income in the line item, “Net gains (losses) on sales of securities.”  The income tax expense (benefit) related to these net realized gains or losses was $(5,000) and $1,434,000 for the nine month periods ended September 30, 2013 and September 30, 2012, respectively, and is included in the consolidated statements of income in the line item, “Income tax expense.”

(2) Represents the amortization into expense of prior service cost and net actuarial loss relating to the Corporation’s defined benefit pension plan.  These items are included in net periodic pension cost (see Note 7) and in the consolidated statements of income in the line item, “Employee benefits.”  The income tax expense relating to these costs is included in the consolidated statements of income in the line item, “Income tax expense.”

The following sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current
	Balance	Period	Balance
	12/31/12	Change	9/30/13
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$22,720	$(17,113)	$5,607
Unrealized net actuarial loss and prior service cost on pension plan	(5,980)	295	(5,685)
Accumulated other comprehensive income (loss), net of tax	$16,740	$(16,818)	$(78)

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$30,858	$1,347	$-	$32,205
Pass-through mortgage securities	2,062	188	-	2,250
Collateralized mortgage obligations	2,484	200	-	2,684
	$35,404	$1,735	$-	$37,139
Available-for-Sale Securities:
State and municipals	$340,462	$9,393	$(4,158)	$345,697
Pass-through mortgage securities	160,831	1,143	(3,258)	158,716
Collateralized mortgage obligations	293,321	7,777	(1,600)	299,498
	$794,614	$18,313	$(9,016)	$803,911

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$36,255	$2,182	$-	$38,437
Pass-through mortgage securities	3,782	342	-	4,124
Collateralized mortgage obligations	4,130	267	-	4,397
	$44,167	$2,791	$-	$46,958
Available-for-Sale Securities:
State and municipals	$307,958	$24,703	$(148)	$332,513
Pass-through mortgage securities	82,863	2,093	-	84,956
Collateralized mortgage obligations	388,936	12,202	(1,173)	399,965
	$779,757	$38,998	$(1,321)	$817,434

At September 30, 2013 and December 31, 2012, investment securities with a carrying value of $346,188,000 and $245,365,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2013 and December 31, 2012.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2013
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$89,032	$(4,122)	$942	$(36)	$89,974	$(4,158)
Pass-through mortgage securities	128,699	(3,258)	-	-	128,699	(3,258)
Collateralized mortgage obligations	72,437	(953)	19,954	(647)	92,391	(1,600)
Total temporarily impaired	$290,168	$(8,333)	$20,896	$(683)	$311,064	$(9,016)

	December 31, 2012
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$12,765	$(148)	$-	$-	$12,765	$(148)
Collateralized mortgage obligations	92,674	(1,011)	6,170	(162)	98,844	(1,173)
Total temporarily impaired	$105,439	$(1,159)	$6,170	$(162)	$111,609	$(1,321)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Proceeds	$1,376	$102,687	$-	$-

Gross gains	$36	$4,248	$-	$-
Gross losses	(49)	(635)	-	-
Net gain (loss)	$(13)	$3,613	$-	$-

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

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at September 30, 2013 based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations.  Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$6,831	$7,022
After 1 through 5 years	10,972	11,540
After 5 through 10 years	11,960	12,506
After 10 years	1,095	1,137
Mortgage-backed securities	4,546	4,934
	$35,404	$37,139
Available-for-Sale Securities:
Within one year	$5,086	$5,202
After 1 through 5 years	11,864	12,356
After 5 through 10 years	67,927	67,654
After 10 years	255,585	260,485
Mortgage-backed securities	454,152	458,214
	$794,614	$803,911

4 – LOANS

The following tables set forth by class of loans as of September 30, 2013 and December 31, 2012: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  The tables also set forth by class of loans the activity in the allowance for loan losses for the nine months and three months ended September 30, 2013 and 2012.  Construction and land development loans, if any, are included with commercial mortgages in the following tables.

	2013
		Commercial Mortgages			Residential Mortgages
						Revolving
	Commercial			Owner	Closed	Home
	& Industrial	Multifamily	Other	Occupied	End	Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$37	$354	$3,075	$658	$4,588	$115	$-	$8,827
Collectively evaluated for impairment	63,705	444,923	155,886	82,954	577,898	76,919	6,426	1,408,711
	$63,742	$445,277	$158,961	$83,612	$582,486	$77,034	$6,426	$1,417,538
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$129	$1,060	$-	$-	$1,189
Collectively evaluated for impairment	687	6,917	1,566	1,109	7,667	1,282	137	19,365
	$687	$6,917	$1,566	$1,238	$8,727	$1,282	$137	$20,554
Activity in allowance for loan losses:
Beginning balance at 1/1/13	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Chargeoffs	-	-	-	-	43	-	11	54
Recoveries	19	-	113	-	9	-	8	149
Provision for loan losses (credit)	(166)	1,575	(525)	75	1,032	(171)	15	1,835
Ending balance at 9/30/13	$687	$6,917	$1,566	$1,238	$8,727	$1,282	$137	$20,554

Activity in allowance for loan losses:
Beginning balance at 7/1/13	$877	$6,376	$1,775	$1,042	$7,696	$1,563	$191	$19,520
Chargeoffs	-	-	-	-	43	-	8	51
Recoveries	-	-	-	-	4	-	1	5
Provision for loan losses (credit)	(190)	541	(209)	196	1,070	(281)	(47)	1,080
Ending balance at 9/30/13	$687	$6,917	$1,566	$1,238	$8,727	$1,282	$137	$20,554

	2012
		Commercial Mortgages			Residential Mortgages
						Revolving
	Commercial			Owner	Closed	Home
	& Industrial	Multifamily	Other	Occupied	End	Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$48	$1,105	$1,773	$174	$5,028	$382	$-	$8,510
Collectively evaluated for impairment	54,291	277,398	140,213	83,705	497,339	81,593	4,335	1,138,874
	$54,339	$278,503	$141,986	$83,879	$502,367	$81,975	$4,335	$1,147,384
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$567	$-	$-	$567
Collectively evaluated for impairment	834	5,342	1,978	1,163	7,162	1,453	125	18,057
	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Activity in allowance for loan losses:
Beginning balance at 1/1/12	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572
Chargeoffs	5	440	-	-	47	450	4	946
Recoveries	3	4	14	-	8	-	2	31
Provision for loan losses (credit)	125	158	31	(170)	2,237	573	(51)	2,903
Ending balance at 9/30/12	$822	$5,087	$2,361	$1,218	$7,426	$1,538	$108	$18,560

Activity in allowance for loan losses:
Beginning balance at 7/1/12	$973	$5,131	$2,053	$1,188	$6,649	$1,695	$134	$17,823
Chargeoffs	5	413	-	-	16	-	-	434
Recoveries	1	-	5	-	8	-	-	14
Provision for loan losses (credit)	(147)	369	303	30	785	(157)	(26)	1,157
Ending balance at 9/30/12	$822	$5,087	$2,361	$1,218	$7,426	$1,538	$108	$18,560

For individually impaired loans, the following tables set forth by class of loans at September 30, 2013 and December 31, 2012 the recorded investment, unpaid principal balance and related allowance.  The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the nine and three months ended September 30, 2013 and 2012.  The recorded investment is the outstanding principal balance of the loans less any direct chargeoffs and plus or minus net deferred loan costs and fees.  The unpaid principal balance is the outstanding principal balance of the loans.

				Nine Months Ended		Three Months Ended
	September 30, 2013			September 30, 2013		September 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$37	$37	$-	$42	$2	$39	$1
Commercial mortgages:
Multifamily	354	352	-	366	-	356	-
Other	3,075	3,077	-	3,108	75	3,096	24
Residential mortgages:
Closed end	685	681	-	694	6	687	2
Revolving home equity	115	114	-	116	-	115	-

With an allowance recorded:
Commercial mortgages - owner-occupied	658	658	129	665	-	663	-
Residential mortgages - closed end	3,903	3,892	1,060	3,950	61	3,930	23

Total:
Commercial and industrial	37	37	-	42	2	39	1
Commercial mortgages:
Multifamily	354	352	-	366	-	356	-
Other	3,075	3,077	-	3,108	75	3,096	24
Owner-occupied	658	658	129	665	-	663	-
Residential mortgages:
Closed end	4,588	4,573	1,060	4,644	67	4,617	25
Revolving home equity	115	114	-	116	-	115	-
	$8,827	$8,811	$1,189	$8,941	$144	$8,886	$50

				Nine Months Ended		Three Months Ended
	December 31, 2012			September 30, 2012		September 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$48	$48	$-	$49	$2	$49	$2
Commercial mortgages:
Multifamily	1,105	1,105	-	735	35	731	14
Other	1,773	1,773	-	1,801	85	1,788	34
Owner-occupied	174	174	-	-	-	-	-
Residential mortgages:
Closed end	1,043	1,043	-	2,313	94	2,287	34
Revolving home equity	382	382	-	388	6	385	1

With an allowance recorded:
Commercial mortgages - multifamily	-	-	-	404	45	399	45
Residential mortgages - closed end	3,985	3,985	567	3,584	105	3,563	61

Total:
Commercial and industrial	48	48	-	49	2	49	2
Commercial mortgages:
Multifamily	1,105	1,105	-	1,139	80	1,130	59
Other	1,773	1,773	-	1,801	85	1,788	34
Owner-occupied	174	174	-	-	-	-	-
Residential mortgages:
Closed end	5,028	5,028	567	5,897	199	5,850	95
Revolving home equity	382	382	-	388	6	385	1
	$8,510	$8,510	$567	$9,274	$372	$9,202	$191

Payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.  The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	September 30, 2013
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$63,742	$63,742
Commercial mortgages:
Multifamily	-	-	-	354	354	444,923	445,277
Other	-	-	-	1,338	1,338	157,623	158,961
Owner-occupied	-	-	-	658	658	82,954	83,612
Residential mortgages:
Closed end	347	-	-	2,953	3,300	579,186	582,486
Revolving home equity	99	-	-	115	214	76,820	77,034
Consumer	1	-	-	-	1	6,425	6,426
	$447	$-	$-	$5,418	$5,865	$1,411,673	$1,417,538

	December 31, 2012
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)

Commercial and industrial	$-	$-	$-	$-	$-	$54,339	$54,339
Commercial mortgages:
Multifamily	-	-	-	379	379	278,124	278,503
Other	-	-	-	-	-	141,986	141,986
Owner-occupied	264	-	-	174	438	83,441	83,879
Residential mortgages:
Closed end	369	-	-	3,163	3,532	498,835	502,367
Revolving home equity	248	-	-	382	630	81,345	81,975
Consumer	3	-	-	-	3	4,332	4,335
	$884	$-	$-	$4,098	$4,982	$1,142,402	$1,147,384

Troubled Debt Restructurings.  A restructuring constitutes a troubled debt restructuring when the restructuring includes a concession by the Bank and the borrower is experiencing financial difficulty.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  The Bank performs the evaluation under its internal underwriting policy.  During the nine months ended September 30, 2013, the Bank modified two loans to a single borrower in a troubled debt restructuring.  The loans were a first lien residential mortgage with a pre-modification outstanding recorded investment of $159,000 and interest rate of 6.50% and a junior lien residential mortgage with a pre-modification outstanding recorded investment of $100,000 and interest rate of 3.25%.  The restructuring resulted in a single first lien residential mortgage with a post-modification outstanding recorded investment of $259,000 and interest rate of 3.75% which is lower than the current market rate for new debt with similar risk.  For the nine months ended September 30, 2012, the Bank modified one loan in a troubled debt restructuring.  The modification converted a business line of credit to a term loan for a period of 3 years with a pre-modification interest rate of 4.75% and a post-modification interest rate of 5.75%.

At September 30, 2013 and December 31, 2012, the Bank’s allowance for loan losses allocated to specific troubled debt restructurings was $991,000 and $481,000, respectively.  The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no payment defaults during the nine and three month periods ended September 30, 2013 and 2012 on loans modified in troubled debt restructurings during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Residential mortgage loans, revolving home equity lines and other consumer loans are risk rated utilizing a three point rating system.  In most cases, the borrower’s credit score dictates the risk rating.  However, regardless of credit score, loans that are on management’s watch list or have been criticized or classified by management are assigned a risk rating of 3.  In the risk rating tables that follow, watch, criticized and classified loans are shown separately from other loans assigned a risk rating of 3.  A credit score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required for new loans.  Credit scores for each borrower are updated at least annually.  The risk ratings along with their definitions are as follows:

Internally Assigned Risk Rating

1	Credit score is equal to or greater than 680.

2	Credit score is 635 to 679.

3	Credit score is below 635 or the loan has been classified, criticized or placed on watch.

The following tables present the recorded investment in commercial and industrial loans and commercial real estate loans by class of loans and risk rating.

	September 30, 2013
	Internally Assigned Risk Rating
	1 - 2	3 - 4	5 - 6	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$6,238	$6,092	$50,735	$350	$290	$37	$-	$63,742
Commercial mortgages:
Multifamily	-	25,763	415,206	3,955	-	353	-	445,277
Other	-	6,390	146,539	1,522	1,435	3,075	-	158,961
Owner-occupied	-	4,095	70,323	4,195	1,069	3,930	-	83,612
	$6,238	$42,340	$682,803	$10,022	$2,794	$7,395	$-	$751,592

	December 31, 2012
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$4,401	$6,225	$42,007	$1,268	$390	$48	$-	$54,339
Commercial mortgages:
Multifamily	-	-	274,205	2,502	687	1,109	-	278,503
Other	-	1,906	131,970	3,452	2,897	1,761	-	141,986
Owner-occupied	-	-	72,518	5,254	965	5,142	-	83,879
	$4,401	$8,131	$520,700	$12,476	$4,939	$8,060	$-	$558,707

The following tables present the recorded investment in residential mortgages, home equity loans, and other consumer loans by class of loans and risk rating.

	September 30, 2013
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$534,408	$26,268	$15,527	$1,698	$94	$4,491	$-	$582,486
Revolving home equity	64,421	6,357	5,692	195	254	115	-	77,034
Consumer	5,425	492	254	-	-	-	-	6,171
	$604,254	$33,117	$21,473	$1,893	$348	$4,606	$-	$665,691

	December 31, 2012
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$454,700	$25,287	$16,825	$501	$-	$5,054	$-	$502,367
Revolving home equity	67,432	6,683	6,698	778	-	384	-	81,975
Consumer	2,861	702	140	-	-	-	-	3,703
	$524,993	$32,672	$23,663	$1,279	$-	$5,438	$-	$588,045

Deposit account overdrafts were $255,000 and $632,000 at September 30, 2013 and December 31, 2012, respectively.  Overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

5 – OTHER ASSETS

During the third quarter of 2013, the Bank entered into an agreement with an unrelated third party to sell the land and building of one of its branch banking offices and to leaseback a portion of the property for a drive-thru facility.  The carrying value of the assets to be sold was $280,000 and $292,000 at September 30, 2013 and December 31, 2012, respectively, and is included in Other Assets on the consolidated balance sheets.  The sale is currently expected to close during the fourth quarter of this year.  The Bank expects to realize a pre-tax gain upon sale of approximately $1.3 million, a portion of which may need to be deferred and recognized over the term of the related lease.

6 - STOCK-BASED COMPENSATION

The Corporation’s 2006 Stock Compensation Plan (“2006 Plan”) permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock of which 125,604 shares remain available for grant as of September 30, 2013.  Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of nonqualified stock options (“NQSOs”) and RSUs, while equity grants to other officers consisted solely of NQSOs.  Beginning with the January 2012 grant, the Corporation’s Board of Directors determined that equity compensation for all officers and directors will consist solely of RSUs.

Fair Value of Stock Option Awards. The grant date fair value of option awards was estimated on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted by the Corporation’s Board of Directors during 2012 or the nine-month period ended September 30, 2013.

Fair Value of Restricted Stock Units.  The fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs is recognized over the three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $410,000 and $609,000 and recognized related income tax benefits of $163,000 and $242,000 in the first nine months of 2013 and 2012, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of September 30, 2013, and changes during the nine-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2013	304,061	$23.29
Exercised	(49,197)	22.38
Forfeited or expired	(8,286)	25.17
Outstanding at September 30, 2013	246,578	$23.41	4.46	$3,807
Exercisable at September 30, 2013	191,859	$22.53	3.84	$3,132

All options outstanding at September 30, 2013 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first nine months of 2013 and 2012 was $449,000 and $774,000, respectively.

Restricted Stock Activity.  On January 22, 2013, the Corporation’s Board of Directors granted 27,576 RSUs under the 2006 Plan.  The Corporation’s financial performance for 2015 will determine the number of shares of common stock, if any, into which the RSUs will ultimately be converted.  In the table that follows, the number of RSUs granted represents the maximum number of shares into which the RSUs can be converted.  The following table presents a summary of the status of the Corporation’s nonvested shares as of September 30, 2013 and the changes in such shares during the nine-month period then ended.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2013	45,444	$24.98
Granted	27,576	26.68
Forfeited	(2,230)	25.78
Nonvested at September 30, 2013	70,790	$25.62

Unrecognized Compensation Cost.  As of September 30, 2013, there was $1.0 million of total unrecognized compensation cost related to nonvested equity awards.  The cost is expected to be recognized over a weighted-average period of 1.8 years.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the nine months ended September 30, 2013 and 2012 was $1,101,000 and $2,183,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the nine months ended September 30, 2013 and 2012 was $139,000 and $142,000, respectively.

Other.  No cash was used to settle stock options during the first nine months of 2013 or 2012.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Service cost, net of plan participant contributions	$908	$675	$302	$225
Interest cost	912	1,026	304	342
Expected return on plan assets	(1,991)	(1,694)	(663)	(564)
Amortization of prior service cost	18	17	6	5
Amortization of net actuarial loss	471	498	157	166
Net pension cost	$318	$522	$106	$174

The Bank makes cash contributions to the pension plan (“Plan”) which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax deductible contributions.  The Bank has no minimum required pension contribution and, due to the fact that the Plan is funded beyond most critical statutory thresholds, the Bank has no opportunity to make a tax-deductible contribution for the Plan year ending September 30, 2013.

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2013 or 2012.

The fair values of the Corporation’s investment securities designated as available-for-sale at September 30, 2013 and December 31, 2012 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at September 30, 2013 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$345,697	$-	$345,697	$-
Pass-through mortgage securities	158,716	-	158,716	-
Collateralized mortgage obligations	299,498	-	299,498	-
	$803,911	$-	$803,911	$-

		Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$332,513	$-	$332,513	$-
Pass-through mortgage securities	84,956	-	84,956	-
Collateralized mortgage obligations	399,965	-	399,965	-
	$817,434	$-	$817,434	$-

Financial instruments measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment.  The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore typically result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans - September 30, 2013:
Commercial mortgages - owner-occupied	$531	$-	$-	$531
Residential mortgages - closed end	1,356	-	-	1,356
	$1,887	$-	$-	$1,887

Impaired loans - December 31, 2012:
Residential mortgages - closed end	$1,929	$-	$-	$1,929

The impaired loans set forth in the preceding table had a principal balance of $2,802,000 and $2,248,000 at September 30, 2013 and December 31, 2012, respectively, and valuation allowances of $915,000 and $319,000, respectively.  During the nine and three months ended September 30, 2013, the Corporation recorded provisions for loan losses of $596,000 and $408,000, respectively, for impaired loans measured at fair value.  During the nine and three months ended September 30, 2012, the Corporation recorded provisions for loan losses of $470,000 and $409,000, respectively, for impaired loans measured at fair value.

Financial Instruments Not Recorded at Fair Value.  Fair value estimates are made at a specific point in time.  Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information.  Changes in assumptions could significantly affect the estimates.  In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.  The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at September 30, 2013 and December 31, 2012.

	Level of	September 30, 2013		December 31, 2012
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$46,999	$46,999	$42,191	$42,191
Held-to-maturity securities	Level 2	34,685	36,420	43,362	46,153
Held-to-maturity securities	Level 3	719	719	805	805
Loans	Level 3	1,395,097	1,394,265	1,126,831	1,140,731
Restricted stock	Level 1	17,889	17,889	13,104	13,104
Accrued interest receivable:
Investment securities	Level 2	5,011	5,011	4,943	4,943
Loans	Level 3	3,589	3,589	3,332	3,332

Financial Liabilities:
Checking deposits	Level 1	590,060	590,060	528,940	528,940
Savings, NOW and money market deposits	Level 1	936,759	936,759	844,583	844,583
Time deposits	Level 2	256,776	263,049	259,553	268,907
Short-term borrowings	Level 1	131,847	131,847	103,634	103,634
Long-term debt	Level 2	231,000	234,083	145,000	154,050
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	924	924	740	740
Time deposits	Level 2	4,764	4,764	3,828	3,828
Short-term borrowings	Level 1	1	1	1	1
Long-term debt	Level 2	472	472	379	379

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

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  The Bank’s primary service area is Nassau and Suffolk Counties, Long Island.  Additionally, the Bank has two commercial banking branches in Manhattan.

Overview

Net income for the nine and three months ended September 30, 2013 was $16.1 million and $5.2 million, respectively, representing increases over the same periods last year of 5.1% and 8.2%, respectively.  Earnings per share for the nine and three months ended September 30, 2013 were $1.76 and $.56, respectively, representing increases over the same periods last year of 2.9% and 5.7%, respectively.  Dividends per share increased by 7.0% from $.71 for the first nine months of 2012 to $.76 for the current nine-month period.  The credit quality of the Bank’s loan portfolio remains excellent and opportunities to lend in the Bank’s marketplace continue.

ROE, ROA and Book Value Per Share.  Returns on average equity (“ROE”) and average assets (“ROA”) were 10.62% and .98% for the first nine months of 2013 as compared to 10.35% and 1.00% for the same period last year.  Stockholders’ equity decreased from $205.4 million at year-end 2012 to $200.9 million at the end of the third quarter.  During the same period, book value per share decreased from $22.81 to $22.05.  The decreases in stockholders’ equity and book value per share occurred because the positive impact of retained net income was more than offset by an after-tax decline in unrealized gains on available-for-sale securities of $17.1 million resulting from an increase in intermediate and long-term interest rates.

Analysis of Earnings – Nine Months Ended September 30, 2013.   Net income increased by $783,000 when comparing the first nine months of 2013 to the same period last year.  The increase is primarily attributable to an increase in net interest income of $1.2 million, a decrease in the provision for loan losses of $1.1 million and the inclusion in the same period last year of a net loss of $338,000 on a deleveraging transaction.  Partially offsetting these items were increases in noninterest expense, excluding debt extinguishment costs, of $1.3 million and income tax expense of $614,000.

The $1.1 million decrease in the provision for loan losses for the first nine months of 2013 versus the same period last year is due to a reduction in historical losses, a change in management’s estimate of the impact of current economic conditions on the required allowance for loan losses, and net recoveries in the current nine month period of $95,000 versus net chargeoffs of $915,000 in the same period last year.  The impact of these items in reducing the provision was partially offset by more loan growth in the current nine-month period than the same period last year and an increase during the current nine-month period in specific reserves on loans individually deemed to be impaired of $622,000 versus a decrease in the same period last year of $80,000.  Although intermediate and long-term interest rates moved up thus far in 2013, they remain at relatively low levels. Because of the sustained low interest rate environment, net interest income for the current nine-month period only increased by $1.2 million, or 2.6%, and net interest margin declined by 14 basis points despite significant growth in the average balances of loans and noninterest-bearing checking deposits.

The $1.3 million increase in noninterest expense is comprised of increases in salaries of $379,000, or 3.1%, employee benefits expense of $220,000, or 5.6%, occupancy and equipment expense of $483,000, or 9.0% and other noninterest expense of $231,000, or 3.6%.

 Asset Quality.  The Bank’s allowance for loan losses to total loans (reserve coverage ratio) was 1.45% at September 30, 2013 compared to 1.62% at year-end 2012.  The $1.8 million provision for loan losses for the first nine months of this year is primarily attributable to the growth in the loan portfolio and an increase in reserves on loans individually deemed to be impaired, as partially offset by net recoveries on loans previously charged off and a decrease in the reserve coverage ratio.  The reserve coverage ratio decreased due to a reduction in the amount of allowance deemed necessary to properly account for historical losses and current economic conditions.  The $2.9 million provision for loan losses for the nine months ended September 30, 2012 was mostly attributable to loan growth and $863,000 of chargeoffs on two loans.

The credit quality of the Bank’s loan portfolio remains excellent, with nonaccrual loans amounting to $5.4 million, or .38% of total loans outstanding at September 30, 2013.  Additionally, loans past due 30 through 89 days amounted to only $447,000, or .03% of total loans outstanding.  Troubled debt restructurings were relatively unchanged during the first nine months of 2013, amounting to $4.5 million at the end of the period compared to $4.4 million at year-end 2012.  Of the $4.5 million in troubled debt restructurings outstanding at September 30, 2013, $1.7 million are performing in accordance with their modified terms and $2.8 million are nonaccrual and included in the aforementioned amounts of nonaccrual loans.  The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 83% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities.  The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies.  In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis.  On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Capital.  The Corporation’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.81%, 15.98% and 17.23%, respectively, at September 30, 2013.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  Additionally, with respect to loan growth, the Bank recently established a correspondent lending relationship and will continue to develop its existing broker relationships.  All loans originated through correspondent and broker relationships are underwritten by Bank personnel.  In 2012, the Bank opened a full service branch in Lindenhurst, Long Island.  During 2013, the Bank opened full service branches in Massapequa Park and Sayville, Long Island and is continuing to pursue additional sites for future branch expansion.

Challenges We Face.  Although intermediate and long-term interest rates are higher than they were at year-end 2012, they are still relatively low and could remain low for the foreseeable future.  In addition, there is significant price competition for loans in the Bank’s marketplace and there is little room for the Bank to further reduce its deposit rates.  The persistence of these factors could result in a decline in net interest margin from its current level.  If that were to occur, and management is unable to offset the resulting negative impact by increasing the volume of the Bank’s interest-earning assets, effecting a favorable change in the mix of the Bank’s interest-earning assets or interest-bearing liabilities, reducing expenses or the employment of other measures, the Bank’s profitability could decline.

Commercial and residential real estate values have been negatively impacted by persistently high levels of unemployment and underemployment, a decline in household disposable income, foreclosures and commercial vacancies.  Although economic conditions have improved somewhat thus far this year, these factors still present meaningful threats to the maintenance of loan quality.

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

	Nine Months Ended September 30,
	2013			2012
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$13,187	$25	.25%	$10,002	$15	.20%
Investment Securities:
Taxable	505,618	7,740	2.04	562,527	11,087	2.63
Nontaxable (1)	374,165	14,437	5.14	364,718	14,536	5.31
Loans (1) (2)	1,231,371	38,018	4.12	1,052,934	37,155	4.71
Total interest-earning assets	2,124,341	60,220	3.78	1,990,181	62,793	4.21
Allowance for loan losses	(19,398)			(17,792)
Net interest-earning assets	2,104,943			1,972,389
Cash and due from banks	29,023			27,107
Premises and equipment, net	24,468			22,852
Other assets	35,790			31,185
	$2,194,224			$2,053,533

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$919,156	1,789	.26	$831,363	2,731	.44
Time deposits	249,735	3,729	2.00	269,994	4,384	2.17
Total interest-bearing deposits	1,168,891	5,518	.63	1,101,357	7,115	.86
Short-term borrowings	91,305	222	.33	66,246	175	.35
Long-term debt	160,136	3,219	2.69	207,929	5,363	3.45
Total interest-bearing liabilities	1,420,332	8,959	.84	1,375,532	12,653	1.23
Checking deposits	553,805			458,840
Other liabilities	17,039			21,246
	1,991,176			1,855,618
Stockholders' equity	203,048			197,915
	$2,194,224			$2,053,533

Net interest income (1)		$51,261			$50,140
Net interest spread (1)			2.94%			2.98%
Net interest margin (1)			3.22%			3.36%

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

	Nine Months Ended September 30,
	2013 Versus 2012
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$5	$4	$1	$10
Investment securities:
Taxable	(1,122)	(2,476)	251	(3,347)
Nontaxable	377	(463)	(13)	(99)
Loans	6,297	(4,646)	(788)	863
Total interest income	5,557	(7,581)	(549)	(2,573)

Interest Expense:
Savings, NOW & money market deposits	288	(1,110)	(120)	(942)
Time deposits	(329)	(348)	22	(655)
Short-term borrowings	66	(14)	(5)	47
Long-term debt	(1,232)	(1,178)	266	(2,144)
Total interest expense	(1,207)	(2,650)	163	(3,694)

Increase (decrease) in net interest income	$6,764	$(4,931)	$(712)	$1,121

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Despite significant growth in loans and noninterest-bearing checking deposits, net interest income on a tax-equivalent basis only increased by $1.1 million and net interest margin declined by 14 basis points when comparing the current nine month period to the same period last year.  This occurred because the positive impact of growth in these balances was largely offset by the low interest rate environment.  In a low interest rate environment: (1) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is reduced; (2) cash received from payments and prepayments of higher yielding loans and securities is generally used to originate or purchase lower yielding loans and securities; (3) the rates on some loans are modified downward to dissuade borrowers from refinancing elsewhere, while other loans prepay in full resulting in the immediate writeoff of deferred costs; and (4) prepayment speeds on mortgage securities are high, thereby necessitating the rapid amortization of purchase premiums.

Average interest-earning assets increased by $134.2 million, or 6.7%, when comparing the first nine months of 2013 to the same period last year.  The increase is primarily comprised of increases in the average balance of loans outstanding of $178.4 million, or 16.9%, and nontaxable securities of $9.4 million, or 2.6%, as partially offset by a decrease in the average balance of taxable securities of $56.9 million, or 10.1%.  From a yield perspective, the shift from lower yielding taxable securities to better yielding loans and nontaxable securities resulted in an improvement in the mix of the Bank’s interest-earning assets.  Loan growth, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $95.0 million, or 20.7%, interest-bearing deposits of $67.5 million, or 6.1%, and short-term borrowings of $25.1 million, or 37.8%.  Growth in these funding sources was also used to pay down some of the Bank’s higher cost long-term debt.  The average balance of long-term debt declined by $47.8 million, or 23.0%, when comparing the nine-month periods.  This contributed to a reduction in the overall cost of the Bank’s interest-bearing liabilities and served to mitigate the decline in net interest margin caused by the low interest rate environment.

The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, superior customer service, targeted solicitation efforts, advertising campaigns, and broker relationships for both residential and commercial mortgages.  The Bank’s ability to continue to grow deposits is attributable to, among other things, expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, the Bank’s positive reputation in its marketplace and the acquisition of some local competitors by larger financial institutions.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Excluding gains on sales of securities, noninterest income increased by $278,000, or 5.6%, when comparing the first nine of 2013 to the same period last year.  The increase is attributable to increases in Investment Management Division income of $177,000 and other noninterest income of $183,000, as partially offset by a decrease in service charges on deposit accounts of $82,000.  The increase in Investment Management Division income of $177,000 is attributable to appreciation in the market value of assets under management and new business.  The increase in other noninterest income of $183,000 includes a real estate tax refund of $73,000, an increase in debit and credit card fees of $90,000 and an increase in other credit-related fees of $35,000.  Gains on sales of securities decreased by $3.6 million when comparing the first nine months of 2013 to the same period last year as a result of the deleveraging transaction in 2012.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense, excluding debt extinguishment costs, increased by $1.3 million, or 4.7%, to $29.2 million for the first nine months of 2013 from $27.9 million for the same period last year.  The $1.3 million increase in noninterest expense is comprised of increases in salaries of $379,000, or 3.1%, employee benefits expense of $220,000, or 5.6%, occupancy and equipment expense of $483,000, or 9.0%, and other noninterest expense of $231,000, or 3.6%.  The increase in salaries is primarily due to normal annual salary adjustments and new branch openings, as partially offset by a decrease in stock-based compensation expense.  Stock-based compensation expense declined because of a reduction in the estimated number of shares to be issued upon the vesting of restricted stock units and forfeitures of some outstanding awards.  The increase in employee benefits expense is primarily attributable to increases in incentive compensation cost, group health insurance expense and payroll tax expense, as partially offset by a decrease in pension expense.  The increase in occupancy and equipment expense is largely due to increases in general maintenance and repairs expense, snow removal costs, rent expense and the cost of servicing equipment.  The increase in other noninterest expense includes an increase in consulting expense and growth-related increases in FDIC insurance expense and the Bank’s OCC assessment.  Debt extinguishment costs of $3.8 million in 2012 resulted from the aforementioned deleveraging transaction.  Management continues to maintain a strong focus on expense control measures and enhancements in operating efficiency.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 21.4% for the first nine months of 2013 compared to 19.7% for the same period last year.  The increase in the effective tax rate in 2013 is primarily attributable to the fact that income on tax-exempt securities became a smaller percentage of pre-tax income.

Results of Operations –Third Quarter 2013 Versus Third Quarter 2012

Net income for the third quarter of 2013 was $5.2 million, an increase of 8.2% over $4.8 million earned in the same quarter last year.  The increase in net income was primarily attributable to increases in net interest income of $871,000 and noninterest income of $186,000, as partially offset by increases in noninterest expense and income tax expense of $483,000 and $259,000, respectively.  The increases in net interest income and noninterest expense occurred for substantially the same reasons discussed with respect to the nine month periods.  The increase in noninterest income was primarily attributable to increases in Investment Management Division income of $107,000 and service charges on deposit accounts of $75,000.

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

The Bank’s Allowance for Loan and Lease Losses Committee (“ALLL Committee”), which is chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department.  In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining policies and procedures surrounding the calculation of the required allowance.  The Board Loan Committee reviews and approves the Bank’s Allowance for Loan and Lease Losses Policy at least once each calendar year. The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the OCC whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s loss experience over a period of 24 to 60 months is the starting point in making such estimates.  Management believes that this loss period appropriately reflects losses from the current economic cycle and incurred losses in the Bank’s loan portfolio.  However, future losses could vary significantly from those experienced in the past, and accordingly on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as median home prices and commercial vacancy rates in the Bank’s service area and national and local unemployment levels, (3) trends in the nature and volume of loans, (4) concentrations of credit, (5) changes in lending policies and procedures, (6) experience, ability and depth of lending staff, (7) changes in the quality of the loan review function, (8) environmental risks, and (9) loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

The allowance for loan losses is comprised of impairment losses on loans specifically reviewed and estimated losses on the pools of loans that are collectively reviewed.  Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

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

	September 30,	December 31,
	2013	2012
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$2,785	$2,430
Other	2,633	1,668
Total nonaccrual loans	5,418	4,098
Troubled debt restructurings - performing	1,710	1,953
Total risk elements	$7,128	$6,051

Nonaccrual loans as a percentage of total loans	.38%	.36%
Nonperforming assets as a percentage of total loans and foreclosed real estate	.38%	.36%
Risk elements as a percentage of total loans and foreclosed real estate	.50%	.53%

The performing troubled debt restructurings at December 31, 2012 shown in the table above include $206,000 that were past due 30 through 89 days and still accruing.  There were no performing troubled debt restructurings that were past due 30 through 89 days and still accruing at September 30, 2013.  In addition to the Bank’s past due, nonaccrual and restructured loans, the disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

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

The allowance for loan losses increased by $1,930,000 during the first nine months of 2013, amounting to $20.6 million, or 1.45% of total loans, at September 30, 2013 compared to $18.6 million, or 1.62% of total loans, at December 31, 2012.  During the first nine months of 2013, the Bank had loan chargeoffs and recoveries of $54,000 and $149,000, respectively, and recorded a $1,835,000 provision for loan losses.  The $1.8 million provision for loan losses for the first nine months of this year is primarily attributable to the growth in the loan portfolio and an increase in reserves on loans individually deemed to be impaired, as partially offset by net recoveries on loans previously charged off and a decrease in the reserve coverage ratio.  The reserve coverage ratio decreased due to a reduction in the amount of allowance deemed necessary to properly account for historical losses and current economic conditions.  The $2.9 million provision for loan losses for the nine months ended September 30, 2012 was mostly attributable to loan growth and $863,000 of chargeoffs on two loans.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.  Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at September 30, 2013.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  Although general economic conditions have improved somewhat thus far this year, in the last few years they have been unfavorable as characterized by high levels of unemployment and underemployment, suppressed commercial and residential real estate values, and high commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows.  The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.  During the first nine months of 2013, the Corporation’s cash and cash equivalent position increased by $4.8 million from $42.2 million at December 31, 2012 to $47.0 million at September 30, 2013.  The increase occurred primarily because cash provided by deposit growth, additional borrowings, maturities and paydowns of loans and securities and operations exceeded the cash used to originate loans and purchase securities.  Long-term borrowings increased by $86 million, or 59.3%, to $231 million at September 30, 2013 as a means of protecting future earnings against possible increases in interest rates.

 Liquidity.  The Bank has a Board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At September 30, 2013, the Bank had approximately $460 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the securities and loan collateral in place at the FRB and FHLB of New York at September 30, 2013, the Bank had borrowing capacity of approximately $819 million.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under regulatory capital standards in effect at September 30, 2013, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a Tier 1 leverage capital ratio equal to or greater than 5%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a total risk-based capital ratio equal to or greater than 10%.  The Bank’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 8.77%, 15.93% and 17.18%, respectively, at September 30, 2013 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The Corporation (on a consolidated basis) is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of September 30, 2013. (See “Recent Regulatory Capital Rulemaking” that follows.)

Stockholders’ equity totaled $200.9 million at September 30, 2013, a decrease of $4.5 million from $205.4 million at December 31, 2012.  The decrease resulted primarily from a decline in the after-tax amount of unrealized gains on available-for-sale securities of $17.1 million and cash dividends declared of $6.9 million, partially offset by net income of $16.1 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $2.8 million.

Recent Regulatory Capital Rulemaking.   In July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved a final rule (“final rule”) that changes the regulatory capital framework for all banking organizations.  The final rule implements for U.S. banks the Basel III regulatory capital reforms of the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The final rule strengthens areas of weakness identified in the current capital rules by: (1) enhancing the quantity and quality of regulatory capital in the banking system; (2) better reflecting the risk of certain on and off-balance sheet exposures in the measurement of risk-weighted assets; and (3) building additional capital capacity into the banking system to absorb losses in times of future market and economic stress.  Subject to certain transition provisions, banking organizations like the Corporation with $250 billion or less in total assets must comply with the new requirements beginning January 1, 2015.

The final rule establishes new prompt corrective action requirements for all banks and includes a new common equity Tier 1 risk-based capital measure.  The capital requirements under the final rule are set forth in the table that follows.

Common Equity
	Total	Tier 1	Tier 1
	Risk-Based	Risk-Based	Risk-Based
	Capital	Capital	Capital	Leverage
Requirement	Measure (%)	Measure (%)	Measure (%)	Measure (%)

Well Capitalized	≥ 10	≥ 8	≥ 6.5	≥ 5

Adequately Capitalized	≥ 8	≥ 6	≥ 4.5	≥ 4

Undercapitalized	< 8	< 6	< 4.5	< 4

Significantly Undercapitalized	< 6	< 4	< 3	< 3

Critically Undercapitalized	Tangible equity to total assets ≤ 2

The final rule also sets forth a capital ratio phase-in schedule. The phase-in provisions for banks with $250 billion or less in total assets are set forth in the following table

January 1,	2015	2016	2017	2018	2019

Minimum Leverage Measure (%)	4.0	4.0	4.0	4.0	4.0

Minimum Common Equity Tier 1 (%)	4.5	4.5	4.5	4.5	4.5

Capital Conservation Buffer (%) (1)	N/A	.625	1.25	1.875	2.5

Minimum Common Equity Tier 1 with Capital Conservation Buffer (%)	4.5	5.125	5.75	6.375	7.0

Minimum Tier 1 Capital (%)	6.0	6.0	6.0	6.0	6.0

Minimum Tier 1 Capital with Capital Conservation Buffer (%)	6.0	6.625	7.25	7.875	8.5

Minimum Total Capital (%)	8.0	8.0	8.0	8.0	8.0

Minimum Total Capital with Capital Conservation Buffer (%)	8.0	8.625	9.25	9.875	10.5

(1)	The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments and discretionary bonus payments to executive officers.

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

Under the final rule, certain banking organizations, including the Corporation, are permitted to make a one-time election to continue the current treatment of excluding from regulatory capital most accumulated other comprehensive income (“AOCI”) components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit postretirement plans.  Institutions that elect to exclude most AOCI components from regulatory capital under Basel III will be able to avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities.

Management is currently reviewing the final rule and evaluating the impact that the changes set forth therein could have on the Corporation’s regulatory capital position, lines of business and profitability.

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

The Bank monitors and manages interest rate risk through a variety of techniques including traditional gap analysis and the use of interest rate sensitivity models.  Both gap analysis and interest rate sensitivity modeling involve a variety of significant estimates and assumptions and are done at a specific point in time.  Changes in the estimates and assumptions made for gap analysis and interest rate sensitivity modeling could have a significant impact on projected results and conclusions.  Therefore, these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank’s net interest income or EVE.

Traditional gap analysis involves arranging the Bank’s interest-earning assets and interest-bearing liabilities by repricing period and then computing the difference, or interest-rate sensitivity gap, between the assets and liabilities which are estimated to reprice during each time period and cumulatively through the end of each time period.  Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount.  Gap analysis also assumes that cash flows from maturing assets and liabilities will be reinvested in or refinanced by assets and liabilities of the same type, and does not fully take into account the fact that the repricing of some assets and liabilities is discretionary and subject to competitive and other pressures.

Through use of interest rate sensitivity modeling, the Bank first projects net interest income over a five-year time period assuming a static balance sheet and no changes in interest rates from current levels. Utilization of a static balance sheet ensures that interest rate risk embedded in the Bank’s current balance sheet is not masked by assumed balance sheet growth or contraction.  Net interest income is then projected over a five-year time period utilizing: (1) a static balance sheet and various interest rate change scenarios, including both ramped and shock changes; and (2) a most likely balance sheet growth scenario and these same interest rate change scenarios.  The interest rate scenarios modeled are based on, among other things, the shape of the current yield curve and the relative level of rates and management’s expectations as to potential future yield curve shapes and rate levels.

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

The information provided in the following table is based on a variety of estimates and assumptions that the Corporation believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation’s EVE at September 30, 2013 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2014 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a decay or runoff rate of 5.5 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending September 30, 2014 and calculations of EVE at September 30, 2013 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income
	at September 30, 2013		for Year Ended 9/30/14
		Percent		Percent
		Change		Change
		From		From
Rate Change Scenario	Amount	Base Case	Amount	Base Case
	(dollars in thousands)
+ 300 basis point rate shock	$170,852	-34.9%	$64,033	-11.8%
+ 200 basis point rate shock	215,169	-18.0%	71,446	-1.6%
+ 100 basis point rate shock	248,150	-5.4%	74,061	2.0%
Base case (no rate change)	262,324	-	72,629	-
- 100 basis point rate shock	254,584	-3.0%	69,349	-4.5%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ended September 30, 2014.  Conversely, an immediate increase in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period.  The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further.  Unlike the shock up 100 basis point scenario, in the shock up 200 or 300 basis point scenarios it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted.  Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS

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

Not applicable

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income or Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 12, 2013	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial officer and principal accounting officer)