Form 10-K
period 2013-12-31
FIRST OF LONG ISLAND CORP
filed 2014-03-17
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 28, 2013, the last business day of the Corporation’s most recently completed second fiscal quarter, was $287,310,297.  This value was computed by reference to the price at which the stock was last sold on June 28, 2013 and excludes $14,172,595 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, February 28, 2014
Common Stock, $.10 par value	9,170,010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2014 are incorporated by reference into Part III.

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

The Bank did not commence, abandon or significantly change any of its lines of business during 2013.

Markets Served and Products Offered

The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies and other organizations primarily in Nassau and Suffolk Counties, Long Island, New York.  Additionally, the Bank has two commercial banking branches in Manhattan.  The Bank’s main office is located in Glen Head, New York, and the Bank has twenty-three other full service offices, eleven commercial banking offices and two select service banking centers which serve the needs of both businesses and consumers.  The Bank continues to evaluate potential new branch sites on Long Island and in the boroughs of New York City.

The Bank’s loan portfolio is primarily comprised of loans to borrowers on Long Island and in the boroughs of New York City, and its real estate loans are principally secured by properties located in those areas.  The Bank’s investment securities portfolio is primarily comprised of direct obligations of the U.S. government and its agencies and highly rated obligations of states and political subdivisions.  The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate and custody services.

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Online Banking
•	ATM Banking	•	Payroll Services
•	Bank by Mail	•	Personal Money Orders
•	Bill Payment	•	Remote Deposit
•	Cash Management Services	•	Safe Deposit Boxes
•	Collection Services	•	Securities Transactions
•	Controlled Disbursement Accounts	•	Signature Guarantee Services
•	Drive-Through Banking	•	Telephone Banking
•	Lock Box Services	•	Travelers Checks
•	Merchant Credit Card Services	•	Investment Management and Trust Services
•	Mutual Funds, Annuities and Life Insurance	•	Wire Transfers and Foreign Cables
•	Night Depository Services	•	Withholding Tax Depository Services

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

At year-end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2013, $382.6 million of the Corporation’s municipal securities were rated AA or better, $1.1 million were rated A and $.8 million were non-rated bonds of local municipalities.  The Corporation’s pass-through mortgage securities portfolio at December 31, 2013 is comprised of $79.3 million, $73.0 million and $1.4 million of securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), respectively.  Each issuer’s pass-through mortgage securities are backed by residential mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s CMOs were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.  GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities.  Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of Fannie Mae and Freddie Mac, which are U.S. government-sponsored agencies, do not.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

Lending Activities

General.  The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Board Loan Committee and contained in the Bank’s loan policies.  The loan policies allow for exceptions and set forth specific exception approval requirements.  Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan, and the value of the collateral, if any.  All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and banking agency guidance and, for those loans in excess of $250,000, be reviewed by the Bank’s appraisal review officer who is independent of the loan underwriting and origination process.

The Bank conducts its lending activities out of its main office in Glen Head, New York and its Suffolk County regional office in Hauppauge, New York.  The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the boroughs of New York City.  The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity lines, commercial and industrial loans, small business credit scored loans, construction and land development loans, consumer loans, and commercial and standby letters of credit.  The Bank makes both fixed and variable rate loans.  Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, or the Federal Home Loan Bank of New York advance rates.

Residential mortgage loans generally in excess of $500,000 and other loans in excess of $400,000 require the approval of the Management Loan Committee.  Loans in excess of $8.5 million also require the approval of two non-management members of the Board Loan Committee.  Loans in excess of $12 million require the recommendation of the Management Loan Committee and the approval of a majority of the Board of Directors.

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

Small Business Credit Scored Loans.  The Bank makes small business credit scored loans to businesses that generally have annual sales at the time of application of less than $2 million.  These loans take the form of credit lines usually in the amount of $100,000 or less and installment loans.  Installment loans are generally made to finance business automobiles, trucks and equipment and can be secured by the asset financed and/or deposit accounts with the Bank.  Both term loans and revolving credit commitments generally have maturities up to sixty months.  Business profile reports are used in conjunction with credit reports and FICO (Fair Isaac Corporation) small business score cards for loan underwriting and decision making purposes.  Credit and FICO small business risk scores enable the Bank to quickly and efficiently identify and approve loans to low-risk business applicants and decline loans to high-risk business applicants.  Moderate risk applicants may require further evaluation before a decision to approve or decline is made.

Real Estate Mortgage Loans and Home Equity Lines.  The Bank makes residential and commercial mortgage loans and establishes home equity lines of credit.  Applicants for residential mortgage loans and home equity lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt.  Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay.  Commercial and residential mortgage loans are made with terms not in excess of thirty years.  Fixed rate residential mortgage loans with terms greater than twenty years are generally not maintained in the Bank’s portfolio.  Many of the residential mortgage loans made by the Bank in recent years are jumbo mortgages that reprice in five or seven years and then every year thereafter.  Commercial mortgage loans generally reprice within five years and home equity lines generally mature within ten years.  Depending on the type of property, the Bank’s usual practice is to lend no more than 70% to 75% of appraised value on residential mortgage loans, 65% on home equity lines, and 80% on commercial mortgage loans.  The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

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

Construction Loans.  From time to time, the Bank makes loans to finance the construction of both residential and commercial properties.  The maturity of such loans is generally one year or less and advances are made as the construction progresses.  The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed.  Construction and land development loans are included in Commercial Mortgages on the Consolidated Balance Sheet and amounted to $973,000 at December 31, 2013.

Consumer Loans and Lines.  The Bank makes auto loans, home improvement loans and other consumer loans, establishes revolving overdraft lines of credit and issues VISA® credit cards.  Consumer loans are generally made on an installment basis over terms not in excess of five years.  In reviewing loans and lines for approval, the Bank considers, among other things, the borrower’s ability to repay, stability of employment and residence, and past credit history.

Sources of Funds

The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.

The Bank offers checking and interest-bearing deposit products.  In addition to business and small business checking, the Bank has a variety of personal checking products that differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any.  The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, including negotiable order of withdrawal (“NOW”) accounts and IOLA, escrow service accounts, rent security accounts, a variety of personal and nonpersonal money market accounts, a variety of personal and nonpersonal savings products, time deposits, holiday club accounts, and a variety of individual retirement accounts.

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

Employees

As of December 31, 2013, the Bank had 260 full-time equivalent employees and considers employee relations to be good.  Employees of the Bank are not represented by a collective bargaining unit.

Supervision and Regulation

General.  The banking industry is highly regulated.  Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting shareholders.  The following discussion is not intended to be a complete list of all the activities regulated by banking laws or of the impact of such laws and regulations on the Corporation and the Bank.  Changes in applicable laws or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted, but may have a material effect on our business and results of operations.

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

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies.  Certain provisions of the Dodd-Frank Act are having an impact on the Corporation and the Bank.  For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to principal federal banking regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary federal regulator, although the Consumer Financial Protection Bureau will have limited back-up authority to examine such institutions.

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

Payment of Dividends.  The principal source of the Corporation’s liquidity is dividends from the Bank.  The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status and absent affirmative governmental approvals, during 2014 the Bank could declare dividends of approximately $32.5 million plus any 2014 net profits retained to the date of the dividend declaration.

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

Capital Requirements.  As a bank holding company, the Corporation is subject to consolidated regulatory capital requirements administered by the Federal Reserve.  Our Bank is subject to similar capital requirements administered by the OCC.  The Federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.  Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit).  For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk-weight categories defined by the Federal regulatory authorities.

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

As of December 31, 2013, the Bank was “well-capitalized” based on the aforementioned ratios.

Regulatory Capital Rulemaking.   In July 2013, the Federal Reserve Board and the OCC approved a final rule that changes the regulatory capital framework and revises the prompt corrective action categories discussed above for all banking organizations.  For a discussion of regulatory capital rulemakings, see “Regulatory Rulemakings” included in Part II, Item 7 of this Form 10-K.

Deposit Insurance.  The FDIC imposes an assessment on financial institutions for deposit insurance.  The assessment is based on the risk category of the institution, the institution’s average total assets and average tangible equity.  The FDIC periodically adjusts the deposit insurance assessment rates which may raise or lower the cost to an institution of maintaining FDIC insurance coverage.

In 2009, the FDIC required depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Beginning with the first quarter of 2010, and on a quarterly basis thereafter, the Corporation was recording an expense for its regular FDIC assessment with an offsetting credit to the prepaid asset.  During 2013, the Bank received a refund from the FDIC of its remaining prepaid balance of $1.6 million.

During 2008, the FDIC temporarily increased the amount of deposit insurance available on all deposit accounts to a maximum of $250,000.  Additionally, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLG Program”) were fully insured regardless of the dollar amount until June 30, 2010.  The Dodd-Frank Act made the $250,000 deposit insurance coverage permanent and extended unlimited coverage for certain noninterest-bearing transaction accounts until December 31, 2012. Beginning January 1, 2013, non-interest bearing transaction accounts are no longer eligible for unlimited deposit insurance coverage and are no longer insured separately from depositors’ other accounts at the same insured institution.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”).  The FHLB System provides a central credit facility primarily for member banks.  As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB plus 0.2% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations.  At December 31, 2013, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

The Corporation is exposed to a variety of risks, some of which are inherent in the banking business.  The more significant of these are addressed by the Corporation’s written policies and procedures.  While management is responsible for identifying, assessing and managing risk, the Board of Directors is responsible for risk oversight.  The Board fulfills its risk oversight responsibilities largely through its committees.  The risks faced by the Corporation include, among others, credit risk, allowance for loan loss risk, interest rate risk, liquidity risk, market risk for its common stock, economic conditions risk, operational risk, technology risk, key personnel risk, regulatory and legislative risk, income tax risk, external events risk and competitive risk.  Additional risks and uncertainties not currently known to the Corporation, or that the Corporation currently deems to be immaterial, could also have a material impact on the Corporation’s business, financial condition, or results of operations.

Credit Risk

For both investment securities and loans, there is always the risk that the Bank will be unable to collect all amounts due according to the contractual terms.  Credit risk in the Bank’s securities portfolio has been addressed by adopting a board committee approved investment policy that, among other things, limits terms and types of holdings, and specifies minimum required credit ratings.  Allowable investments include direct obligations of the U.S. government and its agencies, highly rated obligations of states and political subdivisions, and highly rated corporate obligations.  At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds must be rated AA or better.  In addition, management periodically reviews the creditworthiness of all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies.  Any significant deterioration in the creditworthiness of an issuer will be analyzed and action taken if deemed appropriate.

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

The credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national general economic conditions and environmental contamination.  The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses.  Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls.  In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  At December 31, 2013, multifamily loans amounted to approximately $469 million and comprised approximately 66% of the Bank’s total commercial mortgage portfolio and approximately 34% of the Bank’s total loans secured by real estate.  The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled.  Such cash flows are dependent on the strength of the local economy.  Although economic conditions improved somewhat during 2013, general economic conditions have been unfavorable as characterized by high levels of unemployment and underemployment, suppressed commercial and residential real estate values, and elevated commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.  Environmental impairment of properties securing mortgage loans is also a risk.  However, at the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Allowance for Loan Loss Risk

The Bank maintains an allowance for loan losses in an amount believed to be adequate to absorb probable incurred losses in its loan portfolio.  The maintenance of the allowance for loan losses is governed by a board committee approved allowance for loan and lease losses policy.  In arriving at the allowance for loan losses, an impairment analysis is performed on each loan where it is probable that the borrower will not be able to make all required principal and interest payments according to contractual terms.  In addition, losses for all other loans in the Bank’s portfolio are determined on a pooled basis taking into account, among other things, historical loss experience, delinquencies, economic conditions, trends in nature and volume of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings.  Because estimating the allowance for loan losses is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture probable incurred losses in the loan portfolio.  The Bank’s allowance at any point in time may need to be adjusted upward based on, among other things, additional information that comes to light after the estimate is made, changes in circumstances, or a recommendation by bank regulators based on their review of the Bank’s loan portfolio.  Such an adjustment could result in the need for a significant increase in the Bank’s provision for loan losses and have a material adverse impact on the Bank’s financial condition and results of operations.

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

A sustained period of low interest rates could adversely affect the Bank’s earnings.  When interest rates are relatively low, as they currently are, borrowers tend to refinance higher rate loans at lower rates and prepayments on mortgages and mortgage securities are elevated.  Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as high as those on the prepaid loans or investment securities.  In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates adjust to lower rates at their reset dates.  The positive impact of lower interest rates on the Bank’s cost of funds is currently constrained because many of the Bank’s deposit products are at historically low rates with little if any room for further reductions, and because the Bank funds a significant portion of its average interest-earning assets with noninterest bearing checking deposits and capital.

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

Market Risk for the Corporation’s Common Stock

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually.  Upon reconstitution in May 2013, the average market capitalization of companies in the Russell 2000 Index was $1.4 billion, the median market capitalization was $594 million, the capitalization of the largest company in the index was $3.3 billion and the capitalization of the smallest company in the index was $129 million.  The Corporation’s market capitalization on December 31, 2013 was approximately $392 million.  The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Economic Conditions Risk

Although national and local economic conditions improved somewhat in 2013, they still remain unfavorable.  This poses significant risks to both the Corporation’s business and the banking industry as a whole.  Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality caused by, among other things, depressed real estate values and high levels of unemployment and underemployment; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

In addition to the significant risks posed by unfavorable economic conditions, the Corporation could experience deposit outflows as national and local economic conditions improve and investors pursue alternative investment opportunities.

Operational Risk

The Corporation relies on its system of internal controls and the internal controls of its third-party service providers (“TPSPs”) to ensure that transactions are captured, recorded, processed and reported properly; confidential customer information is safeguarded; and fraud by employees and persons outside the Corporation is detected and prevented.  The Corporation’s internal controls and/or those of its TPSPs may prove to be ineffective or employees of the Corporation and/or its TPSPs may fail to comply with or override the controls, either of which could result in significant financial loss to the Corporation, adverse action by bank regulatory authorities or the SEC, and damage to the Corporation’s reputation.

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

In addition, the Bank outsources certain of its data processing to TPSPs.  If TPSPs encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through TPSPs.  The Bank’s website and online banking products have been the target of cyber attacks in the past.  While the Bank and its TPSPs have successfully blocked attempts to infiltrate our systems, there is no guarantee that such attempts will be unsuccessful in the future.

The Bank has established board committee approved policies to prevent or limit the impact of systems failures, interruptions and security breaches and relies on commonly used security and processing systems to provide the security and authentication necessary for the processing of data.  The Bank makes use of logon and user access controls, transaction limits, firewalls, antivirus software, intrusion protection monitoring and vulnerability scans.  Systems failures or interruptions are addressed in a disaster recovery and contingency plan.  In addition, for TPSPs of data processing and other significant services, the Bank obtains and reviews audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

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

Regulatory and Legislative Risk

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the Federal Reserve Board, OCC and FDIC, which also insures the Bank’s deposits.  Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of depositors.  Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business, including investment practices, lending practices, deposit offerings and capital levels.  The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on bank operations, imposing deposit insurance premiums and other assessments, setting required levels for the allowance for loan losses and capital, and imposing restrictions on the ability to pay cash dividends.  Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations.  The Corporation manages the risk of noncompliance with laws and regulations by having board committee approved compliance policies, hiring and retaining employees with the experience and skills necessary to address compliance on an ongoing basis, and consulting, when necessary with legal counsel and other outside experts on compliance matters.  See the discussion of regulatory capital rulemakings included in the “Regulatory Rulemakings” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Income Tax Risk
The Corporation is subject to income tax under Federal, New York State and New York City laws and regulations.  Changes in such laws and regulations could increase the Corporation’s tax burden and such increase could have a material negative impact on its results of operations.

The governor of the State of New York State recently announced his budget proposal for the 2014-2015 fiscal year.  The governor’s proposal includes, among other things: (1) a merger of the current bank tax provisions under Article 32 of New York State tax law into the corporate tax provisions under Article 9A; (2) a reduction in the corporate income tax rate from 7.1% to 6.5%; (3) a reduction in income subject to tax resulting from small business and residential mortgage lending activities; (4) an increase in the MTA surcharge from 17% to 24.5% of the corporate tax; and (5) the elimination of captive REITs for institutions that have less than $8 billion in total assets.  Pursuant to the governor’s proposal, these changes would be effective for tax years beginning on or after January 1, 2015.

The Corporation currently avails itself of certain benefits under New York State tax law including the benefit associated with having a captive REIT.  If the tax reform elements contained in the governor’s budget proposal become law, the Corporation would lose the tax benefit associated with its REIT and could lose other tax benefits as well.  Other provisions in the governor’s proposal would benefit the Bank such as the reduction in the corporate tax rate from 7.1% to 6.5% and the aforementioned benefit that would be derived from small business and residential mortgage lending activities.  The Corporation is continuing to analyze the governor’s budget proposal and has not yet determined the full impact that the proposal, if enacted into law, could have on its tax burden.

External Events Risk – Weather and Terrorism

Weather-related events have adversely impacted our market area, especially areas located near coastal waters and flood prone areas.  Significant flooding and other storm-related damage may become more common in the future.  Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems, and the metropolitan New York area remains a central target for potential acts of terrorism.  Weather-related and terrorist events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue.  While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS – None.

ITEM 2.	PROPERTIES

The Corporation neither owns nor leases any real estate.  Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, New York in a building owned by the Bank.

As of December 31, 2013, the Bank owns a total of eighteen buildings in fee simple and leases twenty-seven other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan.  The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, the Corporation is party to various legal actions which are incidental to the operation of its business.  Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is believed to be immaterial to the Corporation's consolidated financial position, results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES - Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.”  At December 31, 2013, there were 628 stockholders of record of the Corporation’s Common Stock.  The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.  The following table sets forth high and low sales prices and dividends declared, by quarter, for the years ended December 31, 2013 and 2012.

	2013			2012
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$30.67	$28.05	$.25	$28.25	$25.10	$.23
Second	33.50	28.06	.25	29.10	26.27	.23
Third	39.96	32.86	.26	31.71	27.78	.25
Fourth	43.06	37.12	.26	31.80	26.25	.25

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

Performance Graph
The following graph compares the Corporation's total stockholder return with the NASDAQ Market Index and the NASDAQ Bank Stocks Index over a 5-year measurement period assuming $100 invested on January 1, 2009, and dividends reinvested in the Corporation’s stock.

Issuer Purchase of Equity Securities

The Corporation did not repurchase any shares of its own common stock in the fourth quarter of 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years.  This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

	2013	2012	2011	2010	2009
INCOME STATEMENT DATA:	(dollars in thousands, except per share data)
Interest Income	$74,851	$76,229	$76,312	$72,403	$66,286
Interest Expense	12,364	16,127	17,567	16,774	18,334
Net Interest Income	62,487	60,102	58,745	55,629	47,952
Provision for Loan Losses	2,997	3,628	4,061	3,973	4,285
Net Income	21,300	20,393	19,457	18,392	13,463
PER SHARE DATA:
Basic Earnings	$2.34	$2.29	$2.22	$2.33	$1.87
Diluted Earnings	2.32	2.27	2.20	2.30	1.84
Cash Dividends Declared	1.02	.96	.90	.84	.76
Dividend Payout Ratio	43.97%	42.29%	40.91%	36.52%	41.30%
Book Value	$22.59	$22.81	$21.53	$17.99	$16.15
Tangible Book Value	22.57	22.79	21.51	17.97	16.12
BALANCE SHEET DATA AT YEAR END:
Total Assets	$2,399,892	$2,108,290	$2,022,407	$1,711,023	$1,675,169
Loans	1,477,937	1,147,384	985,859	902,959	827,666
Allowance for Loan Losses	20,848	18,624	16,572	14,014	10,346
Deposits	1,782,128	1,633,076	1,502,868	1,292,938	1,277,550
Borrowed Funds	395,463	248,634	309,727	253,590	273,407
Stockholders' Equity	206,556	205,370	189,347	156,694	116,462
AVERAGE BALANCE SHEET DATA:
Total Assets	$2,240,139	$2,057,608	$1,852,611	$1,657,396	$1,413,632
Loans	1,286,227	1,073,046	947,309	864,163	716,569
Allowance for Loan Losses	19,847	18,098	15,013	11,954	6,357
Deposits	1,747,888	1,578,233	1,439,647	1,310,507	1,101,828
Borrowed Funds	272,737	257,392	226,382	193,823	194,129
Stockholders' Equity	203,125	200,137	174,458	142,140	110,767
FINANCIAL RATIOS:
Return on Average Assets (ROA)	.95%	.99%	1.05%	1.11%	.95%
Return on Average Stockholders' Equity (ROE)	10.49%	10.19%	11.15%	12.94%	12.15%
Average Equity to Average Assets	9.07%	9.73%	9.42%	8.58%	7.84%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – 2013 Versus 2012

Analysis of 2013 Earnings.  Net income and earnings per share for 2013 were $21.3 million and $2.32, respectively, representing increases over the comparable 2012 amounts of 4.4% and 2.2%, respectively.  Dividends per share increased by 6.3% from $.96 for 2012 to $1.02 for 2013.  Returns on average assets and average equity for 2013 were .95% and 10.49%, respectively, as compared to .99% and 10.19%, respectively, for 2012.

Net income for 2013 increased by $907,000 over 2012.  The increase is primarily attributable to an increase in net interest income of $2.4 million, or 4.0%, a decrease in the provision for loan losses of $631,000, or 17.4%, and an increase in noninterest income (excluding securities gains) of $454,000, or 6.9%.  Partially offsetting these items were increases in noninterest expense (excluding debt extinguishment costs) of $2.1 million, or 5.5%, and income tax expense of $718,000, or 14.3%.  Results for 2012 include a net loss of $338,000 on a deleveraging transaction, comprised of $3.8 million of debt extinguishment costs partially offset by $3.5 million of securities gains.

The increase in net interest income resulted from an increase in average interest-earning assets of $177.4 million, or 8.9%, as partially offset by a 16 basis point decline in net interest margin.  The increase in average interest-earning assets is primarily attributable to increases in the average balances of loans outstanding of $213.2 million, or 19.9%, as partially offset by a decrease in the average balance of taxable securities of $46.2 million, or 8.5%.  From a yield perspective, the shift from lower yielding taxable securities to better yielding loans resulted in an improvement in the mix of the Bank’s interest-earning assets.  Partially offsetting these items was a 16 basis point decline in net interest margin from 3.34% in 2012 to 3.18% in 2013.  Net interest margin declined year-over-year as loans were repriced and cash flows were deployed in a low interest rate environment.

Loan growth, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $99.9 million, or 21.3%, interest-bearing deposits of $69.8 million, or 6.3%, and short-term borrowings of $30.5 million, or 53.2%.

The $631,000 decrease in the provision for loan losses is due to a reduction in historical losses, a change in management’s estimate of the impact of current economic conditions on the required allowance for loan losses and a decrease in net chargeoffs.  The impact of these items in reducing the provision was partially offset by more loan growth in 2013 than 2012 and a smaller decrease in 2013 than 2012 in reserves on loans individually deemed to be impaired.

The increase in noninterest income (excluding securities gains) of $454,000 is largely attributable to increases in Investment Management Division income and other noninterest income.  The $2.1 million increase in noninterest expense (excluding debt extinguishment costs) is comprised of increases in salaries, employee benefits expense, occupancy and equipment expense, and other noninterest expense.

  Analysis of Fourth Quarter 2013 Earnings.  Net income for the fourth quarter of 2013 was $5.2 million, an increase of 2.5% over $5.1 million for the fourth quarter of 2012.  The increase in net income is attributable to increases in net interest income of $1.2 million, or 8.2%, and noninterest income of $188,000, or 11.4%, as largely offset by increases in noninterest expense of $747,000, or 7.8%, the provision for loan losses of $437,000 and income tax expense of $104,000.

The changes in net interest income, noninterest income and noninterest expense occurred for substantially the same reasons discussed with respect to the full year periods.  The provision for loan losses increased in the fourth quarter largely because of more loan growth and a partial chargeoff on a loan transferred to held-for-sale, as partially offset by a decrease during the current quarter in specific reserves on loans individually deemed to be impaired.  Earnings per share remained unchanged at $.56 in each quarter.

Asset Quality.  The Bank’s allowance for loan losses to total loans (reserve coverage ratio) was 1.41% at December 31, 2013 compared to 1.62% at year-end 2012.  The reserve coverage ratio decreased due to a reduction in the portion of the allowance attributable to historical losses and management’s assessment of current economic conditions.  The $3.0 million provision for loan losses for 2013 is primarily attributable to loan growth and net chargeoffs, as partially offset by a decrease in specific reserves on loans individually deemed to be impaired and a decrease in the reserve coverage ratio.  The $3.6 million provision for loan losses for 2012 was mostly attributable to loan growth and net chargeoffs.

The credit quality of the Bank’s loan portfolio remains excellent, with nonaccrual loans, including a $900,000 loan held-for-sale, amounting to $4.5 million, or .3% of total loans outstanding at December 31, 2013.  The held-for-sale loan was sold in January 2014 for its carrying value of $900,000.  Additionally, loans past due 30 through 89 days amounted to only $184,000, or .01% of total loans outstanding.  Troubled debt restructurings declined during 2013 amounting to $3.1 million at the end of the year compared to $4.4 million at year-end 2012.  Of the $3.1 million in troubled debt restructurings outstanding at December 31, 2013, which includes the $900,000 loan held-for-sale, $541,000 are performing in accordance with their modified terms and $2.5 million are nonaccrual and included in the aforementioned amount of nonaccrual loans.  The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 83% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities.  The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies.  In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis.  On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Capital Ratios and Book Value Per Share. The Corporation’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.62%, 15.77% and 17.02%, respectively, at December 31, 2013.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Despite net income for 2013 of $21.3 million, book value per share decreased from $22.81 at year-end 2012 to $22.59 at year-end 2013.  The decrease resulted from an increase in intermediate and long-term interest rates during 2013 and a resulting reduction in unrealized gains on available-for-sale securities.  Unrealized gains on available-for-sale securities, net of tax, decreased by $19.9 million from $22.7 million at year-end 2012 to $2.8 million at year-end 2013.  Additionally, without the decrease in unrealized gains on available-for-sale securities, net of tax, return on average equity for 2013 would have been 66 basis points lower.

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  Additionally, with respect to loan growth, the Bank recently established a correspondent lending relationship and will continue to develop its existing broker relationships.  All loans originated through correspondent and broker relationships are underwritten by Bank personnel. During 2013, the Bank opened full service branches in Massapequa Park and Sayville, Long Island and expects to open branches in Oceanside and Manhasset, Long Island in the latter part of 2014.  The Bank is continuing to pursue additional sites for future branch expansion.

Challenges We Face.  Although intermediate and long-term interest rates are significantly higher than they were at year-end 2012, they are still relatively low and could remain so for the foreseeable future.  In addition, there is significant price competition for loans in the Bank’s marketplace and there is little room for the Bank to further reduce its deposit rates.  The persistence of these factors could result in a decline in net interest margin from its current level.  If that were to occur, and management is unable to offset the resulting negative impact by increasing the volume of the Bank’s interest-earning assets, effecting a favorable change in the mix of the Bank’s interest-earning assets or interest-bearing liabilities, reducing expenses or the employment of other measures, the Bank’s profitability could decline.

Commercial and residential real estate values have been negatively impacted by persistently high levels of unemployment and underemployment, the erosion of household disposable income, foreclosures and commercial vacancies.  Although economic conditions improved somewhat during 2013, these factors still present meaningful threats to the maintenance of loan quality.

The banking industry is currently faced with an ever-increasing number of new and complex regulatory requirements which are putting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

Overview – 2012 Versus 2011

Analysis of 2012 Earnings.  Net income and earnings per share for 2012 were $20.4 million and $2.27, respectively, representing increases over 2011 net income and earnings per share of 4.8% and 3.2%, respectively. Dividends per share were $.96 for 2012, or 6.7% more than the $.90 per share declared in 2011.  ROA and ROE for 2012 were .99% and 10.19%, respectively, versus 1.05% and 11.15%, respectively, for 2011.  An increase in average unrealized gains on available-for-sale securities accounts for a significant portion of the decline in ROE.

The increase in net income for 2012 was primarily attributable to an increase in net interest income of $1.4 million, or 2.3%, a decrease in the provision for loan losses of $433,000, and an increase in noninterest income (excluding securities gains) of $287,000, or 4.6%.  Partially offsetting the positive earnings impact of these items was a net loss of $338,000 on a deleveraging transaction executed in the second quarter of 2012, an increase in noninterest expense (before debt extinguishment costs) of $731,000, or 2.0%, and an increase in income tax expense of $73,000.  Despite a $1.0 million increase in income before income taxes in 2012, income tax expense only increased by $73,000 largely because of a $869,000 increase in tax-exempt income on municipal securities.

The increase in net interest income resulted from an increase in average interest-earning assets of $204.8 million, or 11.4%, as partially offset by a 29 basis point decline in net interest margin. The growth in average interest-earning assets was principally comprised of increases in average loans outstanding of $125.7 million, or 13.3%, nontaxable securities of $61.5 million, or 20.2%, and taxable securities of $24.1 million, or 4.7%.  Although net interest margin declined year-over-year as loans repriced and cash flows were deployed in a very low interest rate environment, it was relatively stable throughout 2012 at 3.37%, 3.36%, 3.35% and 3.30% for the first, second, third and fourth quarters of 2012, respectively.  Management’s efforts to make loans a larger portion of total assets and reduce deposit and borrowing costs contributed to this stabilization.

The most significant sources of funding for the growth in the average balances of loans and securities were growth in the average balances of savings, NOW and money market deposits of $93.2 million, or 12.5%, noninterest-bearing checking deposits of $48.3 million, or 11.5%, and borrowings of $31.0 million, or 13.7%.

The decrease in the provision for loan losses for 2012 was due to a reduction in specific reserves on loans individually deemed to be impaired and the stabilization of historical loss rates.  The impact of these items in reducing the provision was partially offset by an increased level of loan growth.

The $287,000 increase in noninterest income (excluding securities gains) for 2012 was primarily attributable to an increase in Investment Management Division income, an increase in mortgage assignment and other loan related fees, and a decrease in losses on loans held-for-sale.  The positive impact on earnings of these items was partially offset by a decrease in return check charges incurred by the Bank’s customers. The increase in noninterest expense (before debt extinguishment costs) largely resulted from increases in salaries, depreciation and certain loan related costs, as partially offset by a reduction in amounts expensed for the settlement of pending litigation.

    Analysis of Fourth Quarter 2012 Earnings. For the fourth quarter of 2012, net income and earnings per share were $5.1 million and $.56, respectively, representing increases over the same quarter of 2011 of 6.8% and 5.7%, respectively.  The increase in net income for the fourth quarter of 2012 versus the same quarter of 2011 was primarily attributable to a decrease in the provision for loan losses of $699,000 and an increase in noninterest income of $71,000, or 4.5%, as partially offset by a decrease in net interest income of $143,000, or .9%, and an increase in noninterest expense of $79,000, or .8%.  The net positive earnings impact of these items was partially offset by a related increase in income tax expense of $225,000.

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

Asset Quality.  The Bank’s allowance for loan losses to gross loans (reserve coverage ratio) was 1.62% at December 31, 2012 compared to 1.68% at December 31, 2011.  The reduction in the reserve coverage ratio was largely due to a reduction in specific reserves on loans individually deemed to be impaired.  The $3.6 million provision for loan losses for 2012 was mostly attributable to loan growth and $1.3 million of chargeoffs on three loans.  The $4.1 million provision for loan losses for 2011 was mostly attributable to loan growth, $1.5 million of chargeoffs on two loans and a 13 basis point increase in the reserve coverage ratio.

The credit quality of the Bank’s loan portfolio remained excellent, with nonaccrual loans amounting to $4.1 million, or .36% of total loans, at December 31, 2012.  Additionally, loans past due 30 to 89 days amounted to only $884,000, or .08% of total loans.  Troubled debt restructurings declined from $5.4 million at the beginning of 2012 to $4.4 million at the end of the year primarily due to the sale of one such loan.  Of the $4.4 million in troubled debt restructurings outstanding at December 31, 2012, $1.8 million were performing in accordance with their modified terms and $2.6 million were delinquent and included in the aforementioned amounts for delinquent and nonaccrual loans.  The credit quality of the Bank’s securities portfolio also remained excellent.  The Bank’s mortgage securities were backed by mortgages underwritten on conventional terms, and almost all of these securities were full faith and credit obligations of the U.S. government.  The remainder of the Bank’s securities portfolio consisted principally of high quality, general obligation municipal securities rated AA or better by major rating agencies.

Capital.  The Corporation’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios were 9.29%, 19.01% and 20.26%, respectively, at December 31, 2012.

Balance Sheet.  In the second quarter of 2012, the Bank executed a deleveraging transaction and also refinanced a portion of its overnight borrowings with long-term debt.  These transactions were undertaken to bolster the Bank’s Tier 1 leverage capital ratio and potentially reduce the negative impact that an eventual increase in interest rates could have on the Bank’s earnings.  Absent the deleveraging transaction, total asset growth during 2012 would have been slightly more than double the reported growth of 4.2%.

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

The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired and then measure impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows.  For all collateral dependent impaired loans, impairment losses are measured based on the fair value of the collateral.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest payments when due and according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls are not automatically considered to be impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and financial condition, and the amount of the shortfall in relation to the principal and interest owed.  In estimating the fair value of real estate collateral, management utilizes appraisals and also makes qualitative judgments based on, among other things, its knowledge of the local real estate market and analyses of current economic conditions and trends.  Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments.  Determining expected future cash flows can be more subjective than determining fair values.  Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

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

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.  The average balances of investment securities include unrealized gains and losses on available-for-sale securities.

	2013			2012			2011
	Average	Interest/	Average	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:	(dollars in thousands)
Interest-bearing bank balances	$13,166	$34	.26%	$12,809	$31	.24%	$19,398	$47	.24%
Investment securities:
Taxable	495,818	10,130	2.04	541,970	13,805	2.55	517,856	16,615	3.21
Nontaxable (1)	376,131	19,342	5.14	366,146	19,306	5.27	304,647	17,989	5.90
Loans (1) (2)	1,286,227	51,940	4.04	1,073,046	49,679	4.63	947,309	47,806	5.05
Total interest-earning assets (1)	2,171,342	81,446	3.75	1,993,971	82,821	4.15	1,789,210	82,457	4.61
Allowance for loan losses	(19,847)			(18,098)			(15,013)
Net interest-earning assets	2,151,495			1,975,873			1,774,197
Cash and due from banks	28,328			27,476			26,346
Premises and equipment, net	24,747			23,334			21,410
Other assets	35,569			30,925			30,658
	$2,240,139			$2,057,608			$1,852,611
Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$925,044	2,302	.25	$839,143	3,393	.40	$745,916	4,035	.54
Time deposits	253,369	5,040	1.99	269,492	5,803	2.15	272,458	6,052	2.22
Total interest-bearing deposits	1,178,413	7,342	.62	1,108,635	9,196	.83	1,018,374	10,087	.99
Short-term borrowings	87,882	288	.33	57,351	195	.34	26,798	93	.35
Long-term debt	184,855	4,734	2.56	200,041	6,736	3.37	199,584	7,387	3.70
Total interest-bearing liabilities	1,451,150	12,364	.85	1,366,027	16,127	1.18	1,244,756	17,567	1.41
Checking deposits	569,475			469,598			421,273
Other liabilities	16,389			21,846			12,124
	2,037,014			1,857,471			1,678,153
Stockholders' equity	203,125			200,137			174,458
	$2,240,139			$2,057,608			$1,852,611
Net interest income (1)		$69,082			$66,694			$64,890
Net interest spread (1)			2.90%			2.97%			3.20%
Net interest margin (1)			3.18%			3.34%			3.63%

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

	2013 versus 2012				2012 versus 2011
	Increase (decrease) due to changes in:				Increase (decrease) due to changes in:
			Rate/	Net			Rate/	Net
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$1	$2	$-	$3	$(16)	$-	$-	$(16)
Investment securities:
Taxable	(1,176)	(2,732)	233	(3,675)	774	(3,424)	(160)	(2,810)
Nontaxable	526	(477)	(13)	36	3,631	(1,926)	(388)	1,317
Loans	9,870	(6,348)	(1,261)	2,261	6,345	(3,948)	(524)	1,873
Total interest income	9,221	(9,555)	(1,041)	(1,375)	10,734	(9,298)	(1,072)	364

Interest Expense:
Savings, NOW and money market deposits	347	(1,305)	(133)	(1,091)	504	(1,019)	(127)	(642)
Time deposits	(347)	(442)	26	(763)	(66)	(185)	2	(249)
Short-term borrowings	104	(7)	(4)	93	106	(2)	(2)	102
Long-term debt	(511)	(1,613)	122	(2,002)	17	(666)	(2)	(651)
Total interest expense	(407)	(3,367)	11	(3,763)	561	(1,872)	(129)	(1,440)

Increase (decrease) in net interest income	$9,628	$(6,188)	$(1,052)	$2,388	$10,173	$(7,426)	$(943)	$1,804

(1)	Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income – 2013 Versus 2012

Net interest income on a tax-equivalent basis was $69.1 million in 2013, an increase of $2.4 million, or 3.6%, from $66.7 million in 2012.  The increase resulted from an increase in average interest-earning assets of $177.4 million, or 8.9%, as partially offset by a 16 basis point decline in net interest margin.

The growth in average interest-earning assets is primarily attributable to increases in the average balances of loans outstanding of $213.2 million, or 19.9%, as partially offset by a decrease in the average balance of taxable securities of $46.2 million, or 8.5%.  Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well.  The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, superior customer service, targeted solicitation efforts, advertising campaigns, and broker relationships for both residential and commercial mortgages.

Loan growth, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $99.9 million, or 21.3%, interest-bearing deposits of $69.8 million, or 6.3%, and short-term borrowings of $30.5 million, or 53.2%.  The Bank’s ability to continue to grow deposits is attributable to, among other things, expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, and the Bank’s positive reputation in its marketplace.

Intermediate and long-term interest rates moved up significantly in 2013, but they are still relatively low.  In this low rate environment, despite significant growth in the average balances of loans and noninterest-bearing checking deposits, the Bank’s net interest income only increased by $2.4 million over 2012.  In addition, net interest margin declined by 16 basis points from 3.34% in 2012 to 3.18% in 2013.  A low interest rate environment negatively impacts net interest income and net interest margin primarily because: (1) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is reduced; (2) cash received from payments and prepayments of higher yielding loans and securities is often used to originate or purchase lower yielding loans and securities; (3) the rates on some loans are modified downward, while other loans prepay in full resulting in the immediate writeoff of deferred costs; and (4) prepayment speeds on mortgage securities are elevated, thereby necessitating faster amortization of purchase premiums.

During 2013, long-term borrowings increased $140 million, from $145 million at December 31, 2012 to $285 million at December 31, 2013.  The increase in long-term borrowings resulted from management’s desire to better match the duration of the Bank’s assets and liabilities and thereby hedge against an eventual increase in interest rates.

Net Interest Income – 2012 Versus 2011

Net interest income on a tax-equivalent basis was $66.7 million in 2012, an increase of $1.8 million, or 2.8%, from $64.9 million in 2011.  The increase resulted from an increase in average interest-earning assets of $204.8 million, or 11.4%, as partially offset by a 29 basis point decline in net interest margin.  The growth in average interest-earning assets was principally comprised of increases in average loans outstanding of $125.7 million, or 13.3%, nontaxable securities of $61.5 million, or 20.2%, and taxable securities of $24.1 million, or 4.7%.  While the average balance of the Bank’s taxable securities portfolio grew moderately when comparing 2012 to 2011, the size of the portfolio declined by $106.9 million, or 17.8%, when comparing year-end 2012 to 2011.  The decline occurred because of the deleveraging transaction and the deployment of funds, when possible, into loans rather than securities.

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

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income (excluding securities gains) increased $454,000, or 6.9%, when comparing 2013 to 2012.  The increase is largely attributable to increases in Investment Management Division income of $248,000, or 15.3%, and other noninterest income of $240,000, or 12.6%.  The increase in Investment Management Division income is due to appreciation in the market value of assets under management and new business.  The $240,000 increase in other noninterest income includes increases in debit and credit card fees of $120,000, or 33.9%, and mortgage assignment and other loan related fees of $82,000, or 29.6%.  Gains on sales of securities decreased by $3.6 million when comparing 2013 to 2012 as a result of the deleveraging transaction in 2012.

Noninterest income (excluding securities gains) increased $287,000, or 4.6%, when comparing 2012 to 2011.  The increase was primarily attributable to an increase in Investment Management Division income of $85,000, an increase in mortgage assignment and other loan related fees of $195,000, and a decrease in losses on loans held-for-sale of $103,000.  The positive impact on earnings of these items was partially offset by a decrease in return check charges incurred by the Bank’s customers of $157,000.  Gains on sales of securities increased $3.5 million when comparing 2012 to 2011 as a result of the 2012 deleveraging transaction.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense (excluding debt extinguishment costs) increased $2.1 million, or 5.5%, when comparing 2013 to 2012.  The increase is comprised of increases in salaries of $800,000, or 4.9%, employee benefits expense of $482,000, or 9.6%, occupancy and equipment expense of $404,000, or 5.6%, and other noninterest expense of $374,000, or 4.3%.  The increase in salaries is primarily due to normal annual salary adjustments and additions to staff, as partially offset by a decrease in stock-based compensation expense.  Stock-based compensation expense declined because of a reduction in the estimated number of shares to be issued upon the vesting of restricted stock units and forfeitures of some outstanding awards.  The increase in employee benefits expense is primarily attributable to increases in incentive compensation cost, payroll tax expense and group health insurance expense, as partially offset by a decrease in pension expense.  The increase in occupancy and equipment expense is largely due to increases in general maintenance and repairs expense, snow removal costs, rent expense and the cost of servicing equipment.  The increase in other noninterest expense includes increases in consulting expense and marketing expense and growth-related increases in FDIC insurance expense and the Bank’s OCC assessment.  Debt extinguishment costs of $3.8 million in 2012 resulted from the deleveraging transaction.  Management continues to maintain a strong focus on expense control measures and enhancements in operating efficiency.

Noninterest expense (excluding debt extinguishment costs) increased $731,000, or 2.0%, when comparing 2012 to 2011.  The largest components of the increase were increases in salaries of $575,000, depreciation of $148,000, and certain loan related costs of $203,000, as partially offset by a reduction in amounts expensed for the settlement of pending litigation of $448,000.  Salaries increased primarily because of normal annual salary adjustments and additions to both branch and back-office staff.  Depreciation expense increased due to new branch facilities, investments in technology, and the expansion and restoration of existing branch and back-office facilities.  Certain loan related costs increased due to an increased volume of lending.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 21.2% in 2013, 19.7% in 2012 and 20.3% in 2011.  The effective tax rate increased in 2013 as compared to 2012 and 2011 largely because interest income on tax-exempt securities became a smaller percentage of income before income taxes.

Financial Condition

Total assets were $2.4 billion at December 31, 2013, an increase of $291.6 million, or 13.8%, from the previous year-end.  The increase was primarily attributable to growth in loans of $330.6 million, or 28.8%, partially offset by a reduction in investment securities of $44.7 million, or 5.2%.  The increase in volume and change in the mix of the Bank’s interest-earning assets benefited earnings and financial condition by offsetting the decline in net interest margin caused by the persistently low interest rate environment.

Asset growth during 2013 was largely funded by deposit growth and an increase in long-term debt. Total deposits grew $149.1 million, or 9.1%, to $1.8 billion, and long-term debt grew $140.0 million, or 96.6%, to $285.0 million, at December 31, 2013.  For the year, noninterest-bearing checking deposits increased $70.2 million, or 13.3%, and savings, NOW and money market deposits increased $73.4 million, or 8.7%.  Stockholders’ equity at year-end 2013 totaled $206.6 million, an increase of $1.2 million from year-end 2012.

Investment Securities.  The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2013, 2012 and 2011.

	2013	2012	2011
Held-to-Maturity Securities:	(in thousands)
State and municipals	$27,968	$36,255	$43,091
Pass-through mortgage securities	1,878	3,782	6,851
Collateralized mortgage obligations	2,258	4,130	12,143
	$32,104	$44,167	$62,085
Available-for-Sale Securities:
U.S. government agencies	$-	$-	$5,113
State and municipals	356,553	332,513	313,195
Pass-through mortgage securities	151,818	84,956	73,786
Collateralized mortgage obligations	276,422	399,965	501,862
	$784,793	$817,434	$893,956

The following table presents the maturities and weighted average yields of the Bank’s investment securities at December 31, 2013.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-Maturity Securities
State and municipals (2)	$4,877	5.33%	$11,917	5.92%	$10,341	6.01%	$833	6.20%
Pass-through mortgage securities	38	7.39	394	5.46	380	6.12	1,066	5.40
Collateralized mortgage obligations	-	-	-	-	-	-	2,258	5.13
	$4,915	5.35%	$12,311	5.91%	$10,721	6.01%	$4,157	5.41%

Available-for-Sale Securities (3)
State and municipals (2)	$6,516	5.93%	$12,269	4.87%	$79,413	3.72%	$258,355	5.59%
Pass-through mortgage securities	-	-	959	5.80	61,560	1.24	89,299	2.17
Collateralized mortgage obligations	-	-	-	-	38,219	1.63	238,203	2.11
	$6,516	5.93%	$13,228	4.94%	$179,192	2.07%	$585,857	3.65%

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

During 2013, the Bank received cash dividends totaling $507,000 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 3.70%.

Loans.  The composition of the Bank’s loan portfolio over the past five years is set forth below.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Commercial and industrial	$71,818	$54,339	$42,572	$39,055	$48,891
Commercial mortgages:
Multifamily	469,486	278,503	229,925	208,682	185,632
Other	162,874	141,986	140,738	125,521	116,723
Owner-occupied	83,651	83,879	89,919	83,299	110,873
Residential mortgages:
Closed end	605,343	502,367	386,478	346,195	266,059
Revolving home equity	77,581	81,975	91,630	94,417	93,726
Consumer	7,184	4,335	4,597	5,790	5,762
	1,477,937	1,147,384	985,859	902,959	827,666
Allowance for loan losses	(20,848)	(18,624)	(16,572)	(14,014)	(10,346)
	$1,457,089	$1,128,760	$969,287	$888,945	$817,320

Commercial mortgage loans outstanding at December 31, 2013 include $973,000 of variable rate construction loans due within one year.

Maturity and rate information for the Bank’s commercial and industrial loans outstanding at December 31, 2013 is set forth below.

	Maturity
		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Commercial and industrial loans:
Fixed rate	$370	$10,255	$3,194	$13,819
Variable rate	42,297	14,312	1,390	57,999
	$42,667	$24,567	$4,584	$71,818

Asset Quality.  The Corporation has identified certain assets as risk elements.  These assets include nonaccrual loans, other real estate owned, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and troubled debt restructurings.  These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.  Information about the Corporation’s risk elements is set forth below.

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonaccrual loans (1):
Troubled debt restructurings	$2,548	$2,430	$1,637	$-	$-
Other	1,948	1,668	1,574	3,936	432
Total nonaccrual loans	4,496	4,098	3,211	3,936	432
Loans past due 90 days or more and still accruing	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Total nonperforming assets	4,496	4,098	3,211	3,936	432
Troubled debt restructurings - performing	541	1,953	3,757	2,433	200
Total risk elements	$5,037	$6,051	$6,968	$6,369	$632

Nonaccrual loans as a percentage of total loans	.30%	.36%	.33%	.44%	.05%
Nonperforming assets as a percentage of total loans and other real estate owned	.30%	.36%	.33%	.44%	.05%
Risk elements as a percentage of total loans and other real estate owned	.34%	.53%	.71%	.71%	.08%

(1)	Includes loans held-for-sale

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Gross interest income on nonaccrual loans and troubled debt restructurings:
Amount that would have been recorded during the year under original terms	$311	$365	$369	$332	$24
Actual amount recorded during the year	60	134	246	300	16

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

Loan Risk Ratings.  Risk ratings of the Corporation’s commercial and industrial loans and commercial real estate loans are set forth in the tables below.  Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

	2013
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$6,021	$6,208	$58,120	$280	$1,155	$34	$-	$71,818
Commercial mortgages:
Multifamily	-	31,211	428,459	9,470	-	346	-	469,486
Other	-	10,424	148,812	601	-	3,037	-	162,874
Owner-occupied	-	3,871	71,810	4,161	837	2,972	-	83,651
	$6,021	$51,714	$707,201	$14,512	$1,992	$6,389	$-	$787,829

	2012
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$4,401	$6,225	$42,007	$1,268	$390	$48	$-	$54,339
Commercial mortgages:
Multifamily	-	-	274,205	2,502	687	1,109	-	278,503
Other	-	1,906	131,970	3,452	2,897	1,761	-	141,986
Owner-occupied	-	-	72,518	5,254	965	5,142	-	83,879
	$4,401	$8,131	$520,700	$12,476	$4,939	$8,060	$-	$558,707

Risk ratings of the Corporation’s residential mortgage loans, home equity lines and other consumer loans are set forth in the tables below.  Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

	2013
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$554,579	$30,530	$16,916	$1,779	$-	$1,539	$-	$605,343
Revolving home equity	64,135	7,324	5,559	352	-	211	-	77,581
Consumer	5,068	520	214	-	-	-	-	5,802
	$623,782	$38,374	$22,689	$2,131	$-	$1,750	$-	$688,726

	2012
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$454,700	$25,287	$16,825	$501	$-	$5,054	$-	$502,367
Revolving home equity	67,432	6,683	6,698	778	-	384	-	81,975
Consumer	2,861	702	140	-	-	-	-	3,703
	$524,993	$32,672	$23,663	$1,279	$-	$5,438	$-	$588,045

Deposit account overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

Allowance and Provision for Loan Losses.  The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses increased by $2.2 million during 2013, amounting to $20.8 million, or 1.41% of total loans, at December 31, 2013, as compared to $18.6 million, or 1.62% of total loans, at December 31, 2012.  During 2013, the Bank had loan chargeoffs and recoveries of $932,000 and $159,000, respectively, and recorded a $3.0 million provision for loan losses.  The $3.0 million provision for loan losses for 2013 was primarily attributable to growth in the loan portfolio and net chargeoffs, including a chargeoff of $871,000 on a first-lien residential mortgage loan transferred to held-for-sale, as partially offset by a decrease in specific reserves on loans individually deemed impaired and a decrease in the reserve coverage ratio.  The reserve coverage ratio decreased due to a reduction in the portion of the allowance attributable to historical losses and management’s assessment of current economic conditions.  The $3.6 million provision for loan losses for 2012 was mostly attributable to loan growth and $1.3 million of chargeoffs on three loans.

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

The following table sets forth changes in the Bank’s allowance for loan losses.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)

Balance, beginning of year	$18,624	$16,572	$14,014	$10,346	$6,076
Loans charged off:
Commercial and industrial	-	5	-	-	162
Commercial mortgages:
Multifamily	-	501	1,257	325	-
Other	-	-	233	-	-
Residential mortgages:
Closed end	914	659	8	-	-
Revolving home equity	-	450	100	22	-
Consumer	18	4	36	30	13
	932	1,619	1,634	377	175
Recoveries of loans charged off:
Commercial and industrial	19	4	115	46	148
Commercial mortgages:
Multifamily	-	4	9	-	-
Other	113	19	-	-	-
Residential mortgages - closed end	13	10	1	-	-
Consumer	14	6	6	26	12
	159	43	131	72	160
Net chargeoffs	773	1,576	1,503	305	15
Provision for loan losses	2,997	3,628	4,061	3,973	4,285
Balance, end of year	$20,848	$18,624	$16,572	$14,014	$10,346
Ratio of net chargeoffs to average loans outstanding	.06%	.15%	.16%	.04%	.00%

The following table sets forth the allocation of the Bank’s total allowance for loan losses by loan type.

	December 31,
	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		To Total		To Total		To Total		To Total		To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial and industrial	$808	4.9%	$834	4.7%	$699	4.3%	$803	4.3%	$971	5.9%
Commercial mortgages:
Multifamily	7,348	31.8	5,342	24.3	5,365	23.3	3,848	23.1	2,685	22.4
Other	1,501	11.0	1,978	12.4	2,316	14.3	2,303	13.9	1,687	14.1
Owner-occupied	1,191	5.7	1,163	7.3	1,388	9.1	1,529	9.2	1,603	13.4
Residential mortgages:
Closed end	8,607	40.9	7,729	43.8	5,228	39.2	4,059	38.4	2,242	32.2
Revolving home equity	1,240	5.2	1,453	7.1	1,415	9.3	1,415	10.5	1,102	11.3
Consumer	153	.5	125	.4	161	.5	57	.6	56	.7
	$20,848	100.0%	$18,624	100.0%	$16,572	100.0%	$14,014	100.0%	$10,346	100.0%

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at December 31, 2013.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  Although economic conditions improved somewhat during 2013, general economic conditions have been unfavorable as characterized by high levels of unemployment and underemployment, suppressed commercial and residential real estate values and elevated commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Other Assets.  The Bank is seeking to sell the land and building of one of its branch banking offices.  The carrying value of the assets to be sold was $280,000 and $292,000 at December 31, 2013 and 2012, respectively, and is included in Other Assets on the Corporation’s consolidated balance sheets.

Deposits and Other Borrowings.  Total deposits grew $149.1 million, or 9.1%, to $1.8 billion at December 31, 2013.  The increase was primarily attributable to growth in savings, NOW and money market deposits, which increased $73.4 million, or 8.7%, to $918.0 million at year end 2013, and noninterest-bearing checking balances, which increased $70.2 million, or 13.3%, to $599.1 million. The largest segment of the deposit base is savings, NOW and money market deposits which represent 51.5% of total deposits at December 31, 2013.

The remaining maturities of the Bank’s time deposits at December 31, 2013 can be found in “Note E – Deposits” to the Corporation’s December 31, 2013 consolidated financial statements.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements.  Total borrowings increased $146.8 million during 2013 to $395.5 million at year-end.  The increase is principally due to an increase in fixed rate long-term debt of $140.0 million.  The increase in long-term borrowings resulted from management’s desire to better match the duration of the Bank’s assets and liabilities and thereby hedge against an eventual increase in interest rates.

Capital.  The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under regulatory capital standards in effect at December 31, 2013, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a Tier 1 leverage capital ratio equal to or greater than 5%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a total risk-based capital ratio equal to or greater than 10%.  The Bank’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 8.59%, 15.72% and 16.97%, respectively, at December 31, 2013 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environments.  The strength of the Bank’s balance sheet, from both a capital and asset quality perspective, positions the Bank for continued growth in a measured and disciplined fashion.  The Corporation on a consolidated basis is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of December 31, 2013.

Stockholders’ equity totaled $206.6 million at December 31, 2013, an increase of $1.2 million from $205.4 million at December 31, 2012.  The increase was primarily attributable to net income of $21.3 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $3.7 million, substantially offset by a decline in accumulated other comprehensive income of $15.1 million and cash dividends declared of $9.3 million.  Accumulated other comprehensive income declined due to a reduction in the after-tax amount of unrealized gains on available-for-sale securities of $19.9 million, as partially offset by a change in the funded status of the Bank’s defined benefit pension plan of $4.9 million.

The ratio of average stockholders’ equity to average total assets declined from 9.73% for 2012 to 9.07% for 2013.  The decrease occurred because the growth rate in average total assets of 8.9% during 2013, primarily due to 19.9% growth in average loans, exceeded the 1.5% growth rate in average stockholders’ equity.  The Corporation had returns on average equity of 10.49%, 10.19% and 11.15% and returns on average assets of .95%, .99% and 1.05%, for the years ended December 31, 2013, 2012 and 2011, respectively.

For a discussion of regulatory capital rulemakings, see “Regulatory Rulemakings” included in Part II, Item 7 of this Form 10-K.

Cash Flows and Liquidity

Cash Flows.  The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings.  The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.  During 2013, the Corporation’s cash and cash equivalent position declined by $6.7 million, from $42.2 million at December 31, 2012 to $35.5 million at December 31, 2013.  The decrease occurred primarily because cash used to originate loans, purchase investment securities and restricted stock, pay cash dividends, and expand and improve physical facilities exceeded the cash provided by the growth in deposits and borrowings, maturities and paydowns of loans and securities and operations.

 Liquidity.  The Bank has a Board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At December 31, 2013, the Bank had approximately $503 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the securities and loan collateral in place at the FRB and FHLB of New York at December 31, 2013, the Bank had borrowing capacity of approximately $1.2 billion.

Off-Balance Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance sheet arrangements and contractual obligations at December 31, 2013 are summarized in the table that follows.  Unused home equity lines are the largest component of the amount shown for commitments to extend credit.  Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts shown in the table do not necessarily represent future cash requirements.  The amounts shown for long-term debt and time deposits are based on the contractual maturities and do not include interest payments.  Some repurchase agreements can be terminated by the purchaser prior to contractual maturity (see Note F to the Corporation’s December 31, 2013 consolidated financial statements for more detailed information regarding repurchase agreements).  The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2013 pursuant to off-balance sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
			Over	Over
	Total	One	One Year	Three Years	Over
	Amounts	Year	Through	Through	Five
	Committed	or Less	Three Years	Five Years	Years
	(in thousands)
Commitments to extend credit	$145,482	$64,668	$14,108	$34,239	$32,467
Standby letters of credit	4,347	4,107	240	-	-
Long-term debt	285,000	-	47,500	184,500	53,000
Operating lease obligations	10,246	1,516	2,806	2,313	3,611
Purchase obligations	10,207	2,211	4,022	3,974	-
Time deposits	265,040	112,076	100,028	46,661	6,275
	$720,322	$184,578	$168,704	$271,687	$95,353

Commitments to extend credit and letters of credit arise in the normal course of the Bank’s business of meeting the financing needs of its customers and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit and letters of credit is represented by the contractual notional amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit, and generally uses the same credit policies for letters of credit, as it does for on-balance-sheet instruments such as loans.

The purchase obligations shown in the preceding table are pursuant to contracts that the Bank has with providers of data processing services.  Required pension plan contributions for years beyond 2014 are not presently known and are therefore not included in the table.  The Bank has no minimum required pension contribution for the Plan year ending September 30, 2014 and its maximum tax-deductible contribution is $1,177,000.  Management has not yet determined whether the Bank will make a contribution to the Plan in 2014.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs.  Unlike most industrial companies, most of the assets and liabilities of a financial institution are monetary in nature.  As a result, changes in interest rates generally have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  Interest rates are highly sensitive to many factors, which are beyond the control of the Corporation, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Board.

Impact of Issued But Not Yet Effective Accounting Standards

For a discussion regarding the impact of issued but not yet effective accounting standards, see Note A to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Regulatory Rulemakings

  Capital.   In July 2013, the Federal Reserve Board and the OCC approved a final rule (“final rule”) that changes the regulatory capital framework for all banking organizations and revises the prompt corrective action categories to incorporate the revised regulatory capital standards.  The final rule implements for U.S. banks the Basel III regulatory capital reforms of the Basel Committee and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The final rule strengthens areas of weakness identified in the current capital rules by: (1) enhancing the quantity and quality of regulatory capital in the banking system; (2) better reflecting the risk of certain on and off-balance sheet exposures in the measurement of risk-weighted assets; and (3) building additional capital capacity into the banking system to absorb losses in times of future market and economic stress.  Subject to certain transition provisions, banking organizations like the Corporation with $250 billion or less in total assets must comply with the new requirements beginning January 1, 2015.

The final rule establishes new prompt corrective action requirements for all banks and includes a new common equity Tier 1 risk-based capital measure.  The risk-based capital (“RBC”) and leverage capital requirements under the final rule are set forth in the table that follows.

Common Equity
	Total RBC	Tier 1 RBC	Tier 1 RBC	Leverage
Requirement	Measure (%)	Measure (%)	Measure (%)	Measure (%)

Well Capitalized	≥ 10	≥ 8	≥ 6.5	≥ 5

Adequately Capitalized	≥ 8	≥ 6	≥ 4.5	≥ 4

Undercapitalized	< 8	< 6	< 4.5	< 4

Significantly Undercapitalized	< 6	< 4	< 3	< 3

Critically Undercapitalized	Tangible equity to total assets ≤ 2

The final rule also sets forth a capital ratio phase-in schedule. The phase-in provisions for banks with $250 billion or less in total assets are set forth in the following table.

January 1,	2015	2016	2017	2018	2019

Minimum Leverage Measure (%)	4.0	4.0	4.0	4.0	4.0

Minimum Common Equity Tier 1 RBC (%)	4.5	4.5	4.5	4.5	4.5

Capital Conservation Buffer (%) (1)	N/A	.625	1.25	1.875	2.5

Minimum Common Equity Tier 1 RBC with Capital Conservation Buffer (%)	4.5	5.125	5.75	6.375	7.0

Minimum Tier 1 RBC (%)	6.0	6.0	6.0	6.0	6.0

Minimum Tier 1 RBC with Capital Conservation Buffer (%)	6.0	6.625	7.25	7.875	8.5

Minimum Total RBC (%)	8.0	8.0	8.0	8.0	8.0

Minimum Total RBC with Capital Conservation Buffer (%)	8.0	8.625	9.25	9.875	10.5

(1)	The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers.

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

Management does not currently expect implementation of the final rule to have a material impact on the Corporation’s regulatory capital position, lines of business or profitability.

Liquidity.  In December 2010, the Basel Committee published “Basel III: International Framework for Liquidity Risk Measurement, Standards and Monitoring” and in January 2013 published a revised liquidity coverage ratio (collectively referred to as the “Liquidity Standard”).   The Liquidity Standard includes: (1) a liquidity coverage ratio to ensure that sufficient high quality liquid resources are available in case of a liquidity crisis; (2) a net stable funding ratio to promote liquidity resiliency over longer time horizons by creating incentives for banks to fund their activities with stable sources of funding on an ongoing basis; and (3) additional liquidity monitoring metrics focused on maturity mismatch, concentration of funding and available unencumbered assets.  The Liquidity Standard would be phased-in through 2019.

In November 2013, the U.S. banking agencies issued a Notice of Proposed Rulemaking (“NPR”) that would implement a quantitative liquidity requirement consistent with the liquidity coverage ratio established by the Basel Committee.  The NPR would apply to all internationally active banking organizations, systemically important non-bank financial institutions and certain other large holding companies with more than $50 billion in total assets.  The transition period in the NPR is shorter than that provided by the Basel Committee.  The U.S. banking agencies have not adopted or proposed rules to implement a quantitative liquidity requirement for community banks such as the Bank.  As a result, it is uncertain whether such a requirement will be implemented for community banks and, if implemented, its potential impact on the Bank, if any.

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

The table that follows summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2013, based upon significant estimates and assumptions that the Corporation believes to be reasonable.  The table arranges interest-earning assets and interest-bearing liabilities according to the period in which they contractually mature or, if earlier, are estimated to repay or reprice.  Repayment and repricing estimates are based on internal data, market data and management’s assumptions about factors that are inherently uncertain.  These factors include, among others, prepayment speeds, changes in market interest rates and the Bank’s response thereto, early withdrawal of deposits and competition.  The balances of non-maturity deposit products have been included in categories beyond three months in the table because management believes, based on past experience and its knowledge of current competitive pressures, that the repricing of these products will lag market changes in interest rates to varying degrees.

	Repricing Period
	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through One Year	Total Within One Year	Over One Year Through Five Years	Over Five Years	Non- interest- Sensitive	Total
Assets:	(in thousands)
Overnight Investments	$463	$-	$-	$463	$-	$-	$-	$463
Investment securities	24,298	22,161	45,983	92,442	257,492	462,346	4,617	816,897
Loans (1)	179,981	22,122	61,092	263,195	627,364	582,400	(14,970)	1,457,989
Other assets	19,869	-	14,185	34,054	-	-	90,489	124,543
	224,611	44,283	121,260	390,154	884,856	1,044,746	80,136	2,399,892
Liabilities & Stockholders' Equity:
Checking deposits	-	-	-	-	-	-	599,114	599,114
Savings, NOW and money market deposits	169,144	53,255	106,509	328,908	485,785	103,281	-	917,974
Time deposits, $100,000 and Over	48,347	20,282	9,673	78,302	91,228	3,849	-	173,379
Time deposits, other	21,146	8,748	3,880	33,774	55,461	2,426	-	91,661
Borrowed funds	110,463	-	-	110,463	232,000	53,000	-	395,463
Other liabilities	-	-	-	-	-	-	15,745	15,745
Stockholders' equity	-	-	-	-	-	-	206,556	206,556
	349,100	82,285	120,062	551,447	864,474	162,556	821,415	2,399,892
Interest-rate sensitivity gap	$(124,489)	$(38,002)	$1,198	$(161,293)	$20,382	$882,190	$(741,279)	$-
Cumulative interest-rate sensitivity gap	$(124,489)	$(162,491)	$(161,293)	$(161,293)	$(140,911)	$741,279	$-	$-

(1)	Includes loan held-for-sale.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation’s EVE at December 31, 2013 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending December 31, 2014 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 5.5 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending December 31, 2014 and calculations of EVE at December 31, 2013 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at December 31, 2013		Net Interest Income for 2014
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$181,712	-32.1%	$65,691	-9.8%
+ 200 basis point rate shock	223,598	-16.4%	72,459	-0.5%
+ 100 basis point rate shock	254,695	-4.8%	74,604	2.5%
Base case (no rate change)	267,472	-	72,791	-
- 100 basis point rate shock	259,784	-2.9%	69,258	-4.9%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ended December 31, 2014.  Conversely, an immediate increase in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period.  The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further.  Unlike the shock up 100 basis point scenario, in the shock up 200 or 300 basis point scenarios it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted.  Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N S O L I D A T E D   B A L A N C E   S H E E T S

December 31 (in thousands)	2013	2012

Assets:
Cash and due from banks	$35,034	$41,871
Temporary investments	463	320
Cash and cash equivalents	35,497	42,191

Investment securities:
Held-to-maturity, at amortized cost (fair value of $33,548 and $46,958)	32,104	44,167
Available-for-sale, at fair value	784,793	817,434
	816,897	861,601

Loan held-for-sale	900	-

Loans:
Commercial and industrial	71,818	54,339
Secured by real estate:
Commercial mortgages	716,011	504,368
Residential mortgages	605,343	502,367
Home equity lines	77,581	81,975
Consumer	7,184	4,335
	1,477,937	1,147,384
Allowance for loan losses	(20,848)	(18,624)
	1,457,089	1,128,760

Restricted stock, at cost	19,869	13,104
Bank premises and equipment, net	24,463	24,271
Bank-owned life insurance	14,185	13,665
Pension plan assets, net	18,532	10,900
Other assets	12,460	13,798
	$2,399,892	$2,108,290
Liabilities:
Deposits:
Checking	$599,114	$528,940
Savings, NOW and money market	917,974	844,583
Time, $100,000 and over	173,379	168,437
Time, other	91,661	91,116
	1,782,128	1,633,076

Short-term borrowings	110,463	103,634
Long-term debt	285,000	145,000
Accrued expenses and other liabilities	13,141	7,880
Deferred income taxes payable	2,604	13,330
	2,193,336	1,902,920
Commitments and Contingent Liabilities (Note M)

Stockholders' Equity:
Common stock, par value $.10 per share: Authorized, 20,000,000 shares;
Issued and outstanding, 9,141,767 and 9,001,686 shares	914	900
Surplus	46,873	42,643
Retained earnings	157,107	145,087
	204,894	188,630
Accumulated other comprehensive income, net of tax	1,662	16,740
	206,556	205,370
	$2,399,892	$2,108,290

See notes to consolidated financial statements

C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

Year Ended December 31 (dollars in thousands, except per share data)	2013	2012	2011

Interest and dividend income:
Loans	$51,921	$49,651	$47,777
Investment securities:
Taxable	10,164	13,836	16,662
Nontaxable	12,766	12,742	11,873
	74,851	76,229	76,312
Interest expense:
Savings, NOW and money market deposits	2,302	3,393	4,035
Time deposits	5,040	5,803	6,052
Short-term borrowings	288	195	93
Long-term debt	4,734	6,736	7,387
	12,364	16,127	17,567
Net interest income	62,487	60,102	58,745
Provision for loan losses	2,997	3,628	4,061
Net interest income after provision for loan losses	59,490	56,474	54,684

Noninterest income:
Investment Management Division income	1,872	1,624	1,539
Service charges on deposit accounts	3,019	3,053	3,186
Net gains on sales of securities	16	3,613	138
Other	2,138	1,898	1,563
	7,045	10,188	6,426

Noninterest expense:
Salaries	17,160	16,360	15,785
Employee benefits	5,517	5,035	5,066
Occupancy and equipment	7,669	7,265	7,148
Debt extinguishment	-	3,812	-
Other	9,154	8,780	8,710
	39,500	41,252	36,709

Income before income taxes	27,035	25,410	24,401
Income tax expense	5,735	5,017	4,944
Net Income	$21,300	$20,393	$19,457

Weighted average:
Common shares	9,088,986	8,915,226	8,761,895
Dilutive stock options and restricted stock units	83,164	85,541	93,069
	9,172,150	9,000,767	8,854,964

Earnings per share:
Basic	$2.34	$2.29	$2.22
Diluted	$2.32	$2.27	$2.20

Cash dividends declared per share	$1.02	$.96	$.90

See notes to consolidated financial statements

C O N S O L I D A T E D   S T A T E M E N T S   O F   C O M P R E H E N S I V E   I N C O M E

Year Ended December 31 (in thousands)	2013	2012	2011

Net income	$21,300	$20,393	$19,457

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(33,060)	(1,011)	34,851
Change in funded status of pension plan	8,057	(561)	(3,172)
Other comprehensive income (loss) before income taxes	(25,003)	(1,572)	31,679
Income tax expense (benefit)	(9,925)	(624)	12,575
Other comprehensive income (loss)	(15,078)	(948)	19,104
Comprehensive Income	$6,222	$19,445	$38,561

See notes to consolidated financial statements

C O N S O L I D A T E D   S T A T E M E N T   O F   C H A N G E S   I N   S T O C K H O L D E R S'   E Q U I T Y

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2011	8,707,665	$871	$35,526	$121,713	$(1,416)	$156,694
Net income				19,457		19,457
Other comprehensive income					19,104	19,104
Repurchase of common stock	(7,022)	(1)	(184)			(185)
Common stock issued under stock compensation plans, including tax benefit	93,289	9	1,409			1,418
Stock-based compensation			756			756
Cash dividends declared				(7,897)		(7,897)
Balance, December 31, 2011	8,793,932	879	37,507	133,273	17,688	189,347
Net income				20,393		20,393
Other comprehensive loss					(948)	(948)
Repurchase of common stock	(13,150)	(1)	(368)			(369)
Common stock issued under stock compensation plans, including tax benefit	145,604	14	2,724			2,738
Common stock issued under dividend reinvestment and stock purchase plan	75,300	8	1,998			2,006
Stock-based compensation			782			782
Cash dividends declared				(8,579)		(8,579)
Balance, December 31, 2012	9,001,686	900	42,643	145,087	16,740	205,370
Net income				21,300		21,300
Other comprehensive loss					(15,078)	(15,078)
Repurchase of common stock	(3,211)		(95)			(95)
Common stock issued under stock compensation plans, including tax benefit	74,209	7	1,573			1,580
Common stock issued under dividend reinvestment and stock purchase plan	69,083	7	2,160			2,167
Stock-based compensation			592			592
Cash dividends declared				(9,280)		(9,280)
Balance, December 31, 2013	9,141,767	$914	$46,873	$157,107	$1,662	$206,556

See notes to consolidated financial statements

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

Year Ended December 31 (in thousands)	2013	2012	2011

Cash Flows From Operating Activities:
Net income	$21,300	$20,393	$19,457
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,997	3,628	4,061
Loss (gain) on loans held-for-sale	-	(28)	75
Deferred income tax provision (credit)	(801)	2,835	743
Depreciation and amortization	2,824	2,816	2,667
Premium amortization on investment securities, net	8,664	8,981	5,396
Net gains on sales of securities	(16)	(3,613)	(138)
Loss on extinguishment of debt	-	3,812	-
Stock-based compensation expense	592	782	756
Accretion of cash surrender value on bank-owned life insurance	(520)	(500)	(502)
Pension expense less contribution	425	(5,328)	(3,436)
Decrease (increase) in other assets	1,336	688	(957)
Increase in accrued expenses and other liabilities	2,885	555	1,439
Net cash provided by operating activities	39,686	35,021	29,561

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	722	-	-
Proceeds from sales of available-for-sale securities	1,780	102,687	4,610
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	12,120	18,427	25,073
Available-for-sale	137,256	136,518	122,620
Purchase of investment securities:
Held-to-maturity	(689)	(400)	(472)
Available-for-sale	(148,193)	(169,171)	(338,586)
Proceeds from sales of other real estate owned and loan held-for-sale	427	928	1,535
Net increase in loans to customers	(332,651)	(164,000)	(85,013)
Net increase in restricted stock	(6,765)	(820)	(4,129)
Purchase of bank premises and equipment, net	(3,016)	(5,570)	(3,634)
Net cash used in investing activities	(339,009)	(81,401)	(277,996)

Cash Flows From Financing Activities:
Net increase in total deposits	149,052	130,208	209,930
Net increase in short-term borrowings	6,829	1,407	40,637
Proceeds from long-term debt	140,000	62,500	27,500
Repayment of long-term debt	-	(128,812)	(12,000)
Proceeds from issuance of common stock	2,167	2,006	-
Proceeds from exercise of stock options	1,418	2,603	1,279
Tax benefit of stock compensation plans	162	135	139
Repurchase and retirement of common stock	(95)	(369)	(185)
Cash dividends paid	(6,904)	(10,602)	(7,790)
Net cash provided by financing activities	292,629	59,076	259,510
Net increase (decrease) in cash and cash equivalents	(6,694)	12,696	11,075
Cash and cash equivalents, beginning of year	42,191	29,495	18,420
Cash and cash equivalents, end of year	$35,497	$42,191	$29,495

Supplemental Information:
Cash paid for:
Interest	$10,905	$15,378	$16,397
Income taxes	6,325	2,874	4,116
Noncash investing and financing activities:
Cash dividends payable	2,376	-	2,022
Loans transferred from portfolio to other real estate owned and held-for-sale	1,325	900	610

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

Investment Securities

Current accounting standards require that investment securities be classified as held-to-maturity, available-for-sale or trading.  The trading category is not applicable to any securities in the Bank's portfolio because the Bank does not buy or hold debt or equity securities principally for the purpose of selling in the near term.  Held-to-maturity securities, or debt securities which the Bank has the intent and ability to hold to maturity, are reported at amortized cost.  Available-for-sale securities, or debt and equity securities which are neither held-to-maturity securities nor trading securities, are reported at fair value, with unrealized gains and losses, net of the related income tax effect, included in other comprehensive income.

Interest income includes amortization or accretion of purchase premium or discount.  Premiums and discounts on securities are amortized or accreted on the level-yield method.  Prepayments are anticipated for mortgage-backed securities.  Premiums on municipal securities are amortized to the earlier of the stated maturity date or the first call date, while discounts on municipal securities are accreted to the stated maturity date.  Realized gains and losses on the sale of securities are determined using the specific identification method.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  Any subsequent declines in fair value below the initial carrying value are recorded as a valuation allowance established through a charge to noninterest income.

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

Estimated losses for loans that are not individually deemed to be impaired are determined on a pooled basis using the Bank’s historical loss experience.  The time period utilized in determining historical losses currently ranges from 24 to 60 months, but varies from time-to-time based on, among other things, the economic cycle.  Loan pools include; commercial and industrial loans; small business credit scored loans; owner-occupied commercial mortgages; multifamily commercial mortgages; other commercial mortgages; construction and land development loans; first-lien residential mortgages; junior-lien residential mortgages; first-lien home equity lines; junior-lien home equity lines; and consumer loans.  Risk ratings and a variety of credit metrics are used to adjust historical losses to current conditions for each pool.  Management utilizes a ten point risk rating system for commercial and industrial loans, owner-occupied commercial mortgages, multifamily commercial mortgages, other commercial mortgages and construction and land development loans.  A three point risk rating system is used for residential mortgages, home equity lines, consumer loans and small business credit scored loans.  Credit metrics used for the various pools include, but are not limited to, delinquencies, general economic conditions, local and national unemployment rates, commercial vacancies, trends in local median home prices, trends in the nature and volume of loans, compound average growth rates, changes in the mix of loans, concentrations of credit, changes in lending policies and procedures, changes in lending staff, changes in the loan review function and environmental factors including a general assessment of the legal, regulatory and competitive risks.

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

Bank-owned Life Insurance

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers.  Bank-owned life insurance is recorded at the amount that can be realized under the contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off balance sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit.  The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay.  The Bank maintains a reserve for losses on off-balance-sheet credit exposures which is included in accrued expense and other liabilities on the consolidated balance sheet.  Off-balance-sheet credit instruments are recorded on the balance sheet when they are funded or drawn down.

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

Stockholders’ Equity

Earnings Per Share.  Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and restricted stock units (“RSUs”) were converted into shares of common stock that then shared in the earnings of the Corporation.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive stock options and RSUs.  There were no anti-dilutive stock options at December 31, 2013.  There were 46,102 and 95,119 anti-dilutive stock options at December 31, 2012 and 2011, respectively. There were no anti-dilutive RSUs in 2013, 2012 or 2011.  Other than the stock options and RSUs described in Note J and the Rights described in Note I, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

Shares Tendered Upon the Exercise of Stock Options and Withheld Upon the Vesting of RSUs.  The amount shown for 2013 on the line captioned “Repurchase of common stock” in the Consolidated Statement of Changes in Stockholders’ Equity represents 3,211 shares with a value of $95,000 withheld upon the conversion of RSUs.  The amount shown for 2012 represents 8,450 shares with a value of $244,000 tendered upon the exercise of stock options and 4,700 shares with a value of $125,000 withheld upon the conversion of RSUs.  The amount shown for 2011 represents 1,897 shares with a value of $49,000 tendered upon the exercise of stock options and 5,125 shares with a value of $136,000 withheld upon the conversion of RSUs.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	2013	2012	2011
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities:
Change arising during period	$(33,061)	$2,602	$34,989
Reclassification adjustment for losses (gains) included in net income (1)	1	(3,613)	(138)
Net unrealized gains (losses) on available-for-sale securities	(33,060)	(1,011)	34,851
Tax effect	(13,123)	(401)	13,834
	(19,937)	(610)	21,017

Change in funded status of pension plan:
Unrecognized net gain (loss) arising during period	7,403	(1,248)	(3,461)
Amortization of prior service cost included in pension expense (2)	23	23	23
Amortization of net actuarial loss included in pension expense (2)	631	664	266
	8,057	(561)	(3,172)
Tax effect	3,198	(223)	(1,259)
	4,859	(338)	(1,913)

Other comprehensive income (loss)	$(15,078)	$(948)	$19,104

(1) Reclassification adjustment represents net realized gains or losses arising from the sale of available-for-sale securities. These net realized gains or losses are included in the consolidated statements of income in the line item, “Net gains on sales of securities.”  See “Note B – Investment Securities” for the income tax expense (benefit) related to these net realized gains or losses.

(2) Represents the amortization into expense of prior service cost and net actuarial loss relating to the Corporation’s defined benefit pension plan.  These items are included in net periodic pension cost (see “Note K – Retirement Plans”) and in the consolidated statements of income in the line item, “Employee benefits.”  The income tax expense relating to these costs is included in the consolidated statements of income in the line item, “Income tax expense.”

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/12	Change	12/31/13
	(in thousands)
Unrealized holding gains on available-for-sale securities	$22,720	$(19,937)	$2,783
Unrealized actuarial losses and prior service costs on pension plan	(5,980)	4,859	(1,121)
Total accumulated other comprehensive income	$16,740	$(15,078)	$1,662

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

Adoption of New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in ASU 2013-02 require entities like the Corporation to provide information on a quarterly and annual basis about significant reclassifications out of accumulated other comprehensive income.  The information would be provided either on the face of the consolidated income statement or as a separate disclosure in the notes to the consolidated financial statements if the item reclassified is included in net income in its entirety in the period of reclassification.  Such information would include the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  Where a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account rather than directly to income or expense, the entity is required to cross-reference to other disclosures that provide additional detail about that amount.  The amendments do not change the requirements for reporting net income or other comprehensive income in financial statements.  For public entities like the Corporation, the amendments became effective for interim and annual reporting periods beginning in 2013.  The adoption of ASU 2013-02 on January 1, 2013 resulted in the disclosures in “Note A – Summary of Significant Accounting Policies” of the specific income statement line items impacted by the reclassification adjustments and their related tax effect.

Impact of Issued But Not Yet Effective Accounting Standards

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In January 2014, the FASB issued ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor such as the Bank should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  Additionally, the amendments in ASU 2014-04 require interim and annual disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities such as the Corporation, the amendments are effective for interim and annual reporting periods beginning after December 15, 2014.  Early adoption in 2014 is permitted.  ASU 2014-04 is not expected to have a material impact on the Corporation’s financial position, results of operations or disclosures.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2013 and 2012.

	2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$27,968	$1,087	$-	$29,055
Pass-through mortgage securities	1,878	181	-	2,059
Collateralized mortgage obligations	2,258	176	-	2,434
	$32,104	$1,444	$-	$33,548
Available-for-Sale Securities:
State and municipals	$353,333	$8,250	$(5,030)	$356,553
Pass-through mortgage securities	154,760	1,040	(3,982)	151,818
Collateralized mortgage obligations	272,083	6,190	(1,851)	276,422
	$780,176	$15,480	$(10,863)	$784,793

	2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$36,255	$2,182	$-	$38,437
Pass-through mortgage securities	3,782	342	-	4,124
Collateralized mortgage obligations	4,130	267	-	4,397
	$44,167	$2,791	$-	$46,958
Available-for-Sale Securities:
State and municipals	$307,958	$24,703	$(148)	$332,513
Pass-through mortgage securities	82,863	2,093	-	84,956
Collateralized mortgage obligations	388,936	12,202	(1,173)	399,965
	$779,757	$38,998	$(1,321)	$817,434

At December 31, 2013 and 2012, investment securities with a carrying value of $281,444,000 and $245,365,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2013 and 2012.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses at December 31, 2013 and 2012 presented by length of time the securities have been in a continuous unrealized loss position.

	2013
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$103,010	$(4,549)	$7,729	$(481)	$110,739	$(5,030)
Pass-through mortgage securities	89,092	(2,279)	38,237	(1,703)	127,329	(3,982)
Collateralized mortgage obligations	36,652	(652)	54,660	(1,199)	91,312	(1,851)
Total temporarily impaired	$228,754	$(7,480)	$100,626	$(3,383)	$329,380	$(10,863)

	2012
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$12,765	$(148)	$-	$-	$12,765	$(148)
Collateralized mortgage obligations	92,674	(1,011)	6,170	(162)	98,844	(1,173)
Total temporarily impaired	$105,439	$(1,159)	$6,170	$(162)	$111,609	$(1,321)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	2013	2012	2011
	(in thousands)
Proceeds	$1,780	$102,687	$4,610

Gains	$48	$4,248	$138
Losses	(49)	(635)	-
Net gain (loss)	$(1)	$3,613	$138

The income tax expense (benefit) related to these net realized gains (losses) was $(0), $1,434,000 and $55,000, in 2013, 2012 and 2011, respectively, and is included in the consolidated statements of income in the line item, “Income tax expense.”

Sales of Held-to-Maturity Securities.  During 2013, the Bank sold municipal securities of two issuers that were classified as held-to-maturity securities. These sales were in response to a significant deterioration in the creditworthiness of the issuers.  The securities sold had a carrying value of $705,000 at the time of sale and the Bank realized a gain upon sale of $17,000.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at December 31, 2013 based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$4,877	$4,934
After 1 through 5 years	11,917	12,525
After 5 through 10 years	10,341	10,738
After 10 years	833	858
Mortgage-backed securities	4,136	4,493
	$32,104	$33,548
Available-for-Sale Securities:
Within one year	$6,384	$6,516
After 1 through 5 years	11,857	12,269
After 5 through 10 years	80,357	79,413
After 10 years	254,735	258,355
Mortgage-backed securities	426,843	428,240
	$780,176	$784,793

NOTE C – LOANS

The following tables set forth by class of loans as of December 31, 2013, 2012 and 2011: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  The tables also set forth by class of loans the activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011.  Construction and land development loans are included with commercial mortgages in the following tables and small business credit scored loans are included with commercial and industrial loans.

	2013
		Commercial Mortgages			Residential Mortgages
	Commercial & Industrial	Multifamily	Other	Owner Occupied	Closed End	Revolving Home Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$34	$347	$3,037	$657	$1,539	$211	$-	$5,825
Collectively evaluated for impairment	71,784	469,139	159,837	82,994	603,804	77,370	7,184	1,472,112
	$71,818	$469,486	$162,874	$83,651	$605,343	$77,581	$7,184	$1,477,937
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$-	$-	$127	$149	$-	$-	$277
Collectively evaluated for impairment	807	7,348	1,501	1,064	8,458	1,240	153	20,571
	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848
Activity in allowance for loan losses:
Beginning balance	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Chargeoffs	-	-	-	-	914	-	18	932
Recoveries	19	-	113	-	13	-	14	159
Provision for loan losses (credit)	(45)	2,006	(590)	28	1,779	(213)	32	2,997
Ending balance	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848

	2012
Loans:
Individually evaluated for impairment	$48	$1,105	$1,773	$174	$5,028	$382	$-	$8,510
Collectively evaluated for impairment	54,291	277,398	140,213	83,705	497,339	81,593	4,335	1,138,874
	$54,339	$278,503	$141,986	$83,879	$502,367	$81,975	$4,335	$1,147,384
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$567	$-	$-	$567
Collectively evaluated for impairment	834	5,342	1,978	1,163	7,162	1,453	125	18,057
	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Activity in allowance for loan losses:
Beginning balance	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572
Chargeoffs	5	501	-	-	659	450	4	1,619
Recoveries	4	4	19	-	10	-	6	43
Provision for loan losses (credit)	136	474	(357)	(225)	3,150	488	(38)	3,628
Ending balance	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624

	2011
Loans:
Individually evaluated for impairment	$12	$2,133	$1,816	$-	$4,548	$975	$-	$9,484
Collectively evaluated for impairment	42,560	227,792	138,922	89,919	381,930	90,655	4,597	976,375
	$42,572	$229,925	$140,738	$89,919	$386,478	$91,630	$4,597	$985,859
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$312	$45	$-	$676	$-	$-	$1,034
Collectively evaluated for impairment	698	5,053	2,271	1,388	4,552	1,415	161	15,538
	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572
Activity in allowance for loan losses:
Beginning balance	$803	$3,848	$2,303	$1,529	$4,059	$1,415	$57	$14,014
Chargeoffs	-	1,257	233	-	8	100	36	1,634
Recoveries	115	9	-	-	1	-	6	131
Provision for loan losses (credit)	(219)	2,765	246	(141)	1,176	100	134	4,061
Ending balance	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572

For individually impaired loans, the following tables set forth by class of loans at December 31, 2013, 2012 and 2011 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2013, 2012 and 2011.  The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs and, for the 2013 table, plus or minus net deferred loan costs and fees.

	2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages:
Multifamily	$347	$400	$-	$361	$-
Other	3,037	3,084	-	3,081	101
Residential mortgages:
Closed end	580	617	-	594	6
Revolving home equity	211	213	-	211	-

With an allowance recorded:
Commercial and industrial	34	34	1	41	2
Commercial mortgages - owner-occupied	657	666	127	661	-
Residential mortgages - closed end	959	969	149	997	22

Total:
Commercial and industrial	34	34	1	41	2
Commercial mortgages:
Multifamily	347	400	-	361	-
Other	3,037	3,084	-	3,081	101
Owner-occupied	657	666	127	661	-
Residential mortgages:
Closed end	1,539	1,586	149	1,591	28
Revolving home equity	211	213	-	211	-
	$5,825	$5,983	$277	$5,946	$131

	2012
With no related allowance recorded:
Commercial and industrial	$48	$48	$-	$49	$1
Commercial mortgages:
Multifamily	1,105	1,105	-	1,132	42
Other	1,773	1,773	-	1,793	103
Owner-occupied	174	174	-	181	-
Residential mortgages:
Closed end	1,043	1,043	-	1,444	4
Revolving home equity	382	382	-	386	1

With an allowance recorded:
Residential mortgages - closed end	3,985	3,985	567	4,024	131

Total:
Commercial and industrial	48	48	-	49	1
Commercial mortgages:
Multifamily	1,105	1,105	-	1,132	42
Other	1,773	1,773	-	1,793	103
Owner-occupied	174	174	-	181	-
Residential mortgages:
Closed end	5,028	5,028	567	5,468	135
Revolving home equity	382	382	-	386	1
	$8,510	$8,510	$567	$9,009	$282

	2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages:
Multifamily	$740	$740	$-	$743	$32
Other	39	39	-	40	-
Residential mortgages:
Closed end	174	174	-	174	1
Revolving home equity	975	975	-	1,126	3

With an allowance recorded:
Commercial and industrial	12	12	1	20	2
Commercial mortgages:
Multifamily	1,393	1,393	312	1,419	-
Other	1,777	1,777	45	1,777	5
Residential mortgages - closed end	4,374	4,374	676	4,244	140

Total:
Commercial and industrial	12	12	1	20	2
Commercial mortgages:
Multifamily	2,133	2,133	312	2,162	32
Other	1,816	1,816	45	1,817	5
Residential mortgages:
Closed end	4,548	4,548	676	4,418	141
Revolving home equity	975	975	-	1,126	3
	$9,484	$9,484	$1,034	$9,543	$183

Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.  The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$71,818	$71,818
Commercial mortgages:
Multifamily	-	-	-	347	347	469,139	469,486
Other	-	-	-	1,311	1,311	161,563	162,874
Owner-occupied	-	-	-	657	657	82,994	83,651
Residential mortgages:
Closed end	67	-	-	1,070	1,137	604,206	605,343
Revolving home equity	112	-	-	211	323	77,258	77,581
Consumer	5	-	-	-	5	7,179	7,184
	$184	$-	$-	$3,596	$3,780	$1,474,157	$1,477,937

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$54,339	$54,339
Commercial mortgages:
Multifamily	-	-	-	379	379	278,124	278,503
Other	-	-	-	-	-	141,986	141,986
Owner-occupied	264	-	-	174	438	83,441	83,879
Residential mortgages:
Closed end	369	-	-	3,163	3,532	498,835	502,367
Revolving home equity	248	-	-	382	630	81,345	81,975
Consumer	3	-	-	-	3	4,332	4,335
	$884	$-	$-	$4,098	$4,982	$1,142,402	$1,147,384

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

For the year ended December 31, 2013, the Bank modified four loans in troubled debt restructurings.  Two of the restructured loans involved a single borrower and included a first-lien residential mortgage with a pre-modification outstanding recorded investment of $159,000 and interest rate of 6.50% and a junior-lien residential mortgage with a pre-modification outstanding recorded investment of $100,000 and interest rate of 3.25%.  The restructuring resulted in a single first-lien residential mortgage with a post-modification outstanding recorded investment of $259,000 and interest rate of 3.75% which is lower than the current market rate for new debt with similar risk.  The remaining two restructured loans were owner-occupied commercial mortgages involving a single borrower relationship with outstanding recorded investments of $407,000 and $251,000 and pre-modification interest rates of 5.75% and 5.00%, respectively. The restructuring of these loans involved a reduction in the interest rates to 2.50% which is lower than the current market rate for new debt with similar risk.

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

At December 31, 2013 and 2012, the Bank had an allowance for loan losses of $208,000 and $481,000, respectively, allocated to specific troubled debt restructurings.  The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

The following table presents information about loans modified in troubled debt restructurings during the years ended December 31, 2013 and 2012:

	2013
		Outstanding
	Number	Recorded Investment
	of	Pre-	Post-
	Loans	Modification	Modification
	(dollars in thousands)
Commercial mortgages - owner-occupied	2	$658	$658
Residential mortgages - closed end	2	259	259
	4	$917	$917

	2012
Commercial and industrial	1	$49	$49
Residential mortgage - closed end	1	129	129
	2	$178	$178

The 2013 troubled debt restructurings described in the preceding table resulted in a provision for loan losses of $164,000 during 2013 while the 2012 troubled debt restructurings did not result in a provision for loan losses during 2012.  There were no chargeoffs related to these loans at the time of restructure in either 2013 or 2012.

There were no troubled debt restructurings for which there was a payment default during 2013 or 2012 that were modified during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loan Held-for-Sale.  The December 31, 2013 consolidated balance sheet includes a loan held-for-sale at its estimated fair value of $900,000.  The Bank recorded a chargeoff of $872,000 against the allowance for loan losses at the time the loan was transferred to held-for-sale.  This loan was sold in January 2014 for its carrying value.

Risk Characteristics.  Credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national economic conditions and environmental impairment of properties securing mortgage loans.  The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses.  Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls.  In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled.  Such cash flows are dependent on the strength of the local economy.

Credit Quality Indicators.  The Corporation categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, payment experience, credit documentation, public records and current economic trends.

Commercial and industrial loans and commercial mortgage loans, including construction and land development loans, are risk rated utilizing a ten point rating system.  Small business credit scored loans are risk rated utilizing the same three point rating system used for residential mortgages, home equity lines and other consumer loans.  The ten and three point risk rating systems are described hereinafter.

Internally Assigned Risk Rating

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

The following tables present the recorded investment in commercial and industrial loans and commercial real estate loans by class of loans and risk rating at December 31, 2013 and 2012.  Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	2013
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$70,349	$280	$1,155	$34	$-	$71,818
Commercial mortgages:
Multifamily	459,670	9,470	-	346	-	469,486
Other	159,236	601	-	3,037	-	162,874
Owner-occupied	75,681	4,161	837	2,972	-	83,651
	$764,936	$14,512	$1,992	$6,389	$-	$787,829

	2012
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$52,633	$1,268	$390	$48	$-	$54,339
Commercial mortgages:
Multifamily	274,205	2,502	687	1,109	-	278,503
Other	133,876	3,452	2,897	1,761	-	141,986
Owner-occupied	72,518	5,254	965	5,142	-	83,879
	$533,232	$12,476	$4,939	$8,060	$-	$558,707

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating at December 31, 2013 and 2012.  Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	2013
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$602,025	$1,779	$-	$1,539	$-	$605,343
Revolving home equity	77,018	352	-	211	-	77,581
Consumer	5,802	-	-	-	-	5,802
	$684,845	$2,131	$-	$1,750	$-	$688,726

	2012
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$496,812	$501	$-	$5,054	$-	$502,367
Revolving home equity	80,813	778	-	384	-	81,975
Consumer	3,703	-	-	-	-	3,703
	$581,328	$1,279	$-	$5,438	$-	$588,045

Deposit account overdrafts were $1,382,000 and $632,000 at December 31, 2013 and 2012, respectively.  They are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

Loans to Directors and Executive Officers.  Certain directors, including their immediate families and companies in which they are principal owners, and executive officers were loan customers of the Bank during 2013 and 2012.  The aggregate outstanding amount of these loans was $393,000 and $860,000 at December 31, 2013 and 2012, respectively.  During 2013, $73,000 of new loans were made to such persons representing advances on existing lines.  Repayments totaled $540,000 in 2013.  There were no loans to directors or executive officers that were nonaccrual at December 31, 2013 or 2012.

NOTE D – PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	December 31,
	2013	2012
	(in thousands)
Land	$6,000	$5,983
Buildings and improvements	17,360	15,828
Leasehold improvements	7,587	7,238
Furniture and equipment	23,155	21,931
Construction in process	262	384
	54,364	51,364
Accumulated depreciation and amortization	(29,901)	(27,093)
	$24,463	$24,271

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits.

	Amount
	Less than $100,000	$100,000 or More	Total
	(in thousands)
2014	$33,774	$78,302	$112,076
2015	17,645	23,411	41,056
2016	22,482	36,490	58,972
2017	3,266	4,155	7,421
2018	12,068	27,172	39,240
Thereafter	2,426	3,849	6,275
	$91,661	$173,379	$265,040

Deposits from executive officers, directors and their affiliates at December 31, 2013 and 2012 were approximately $11.6 million and $11.0 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds at December 31, 2013 and 2012.

	December 31,
	2013	2012
Short-term borrowings:	(in thousands)
Securities sold under repurchase agreements	$10,463	$11,634
Federal Home Loan Bank advances	100,000	92,000
	110,463	103,634
Long-term debt:
Securities sold under repurchase agreements	45,000	45,000
Federal Home Loan Bank advances	240,000	100,000
	285,000	145,000
	$395,463	$248,634

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the Consolidated Balance Sheets, and amounted to $572,000 and $380,000 at December 31, 2013 and 2012, respectively.

Securities Sold Under Repurchase Agreements.  Securities sold under repurchase agreements are fixed rate financing arrangements with remaining contractual maturities between one day and five years.  At maturity, the securities underlying the agreements will be returned to the Bank.

The following table sets forth information concerning securities sold under repurchase agreements.

	2013	2012
	(dollars in thousands)
Average daily balance during the year	$61,120	$111,996
Average interest rate during the year	3.33%	4.02%
Maximum month-end balance during the year	$66,847	$127,699
Weighted average interest rate at year-end	3.61%	3.54%

The agreements are collateralized by mortgage-backed and municipal securities with a carrying value of approximately $56 million at December 31, 2013.

The following table sets forth as of December 31, 2013 the contractual maturities and weighted average interest rates of securities sold under repurchase agreements for each of the next five years.  There are no securities sold under repurchase agreements with contractual maturities after 2018.  All of the repurchase agreements maturing in 2015 and thereafter are callable as of December 31, 2013.

		Weighted
		Average
Contractual Maturity	Amount	Rate
	(dollars in thousands)
Overnight	$10,463	.10%

2015	10,000	4.20
2017	30,000	4.33
2018	5,000	5.45
	45,000	4.42
	$55,463	3.61%

Federal Home Loan Bank Advances.  FHLB advances were collateralized by a blanket lien on residential mortgages with lendable values of $440 million and $348 million at December 31, 2013 and 2012, respectively.  Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.

	December 31,
	2013	2012
	(dollars in thousands)
Average daily balance during the year	$211,595	$145,392
Average interest rate during the year	1.41%	1.67%
Maximum month-end balance during the year	$340,000	$207,500
Weighted average interest rate at year-end	1.44%	1.19%

The following table sets forth as of December 31, 2013 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.

		Weighted
		Average
Contractual Maturity	Amount	Rate
	(dollars in thousands)
Overnight	$100,000	.40%

2015	10,000	2.67
2016	27,500	2.33
2017	18,900	1.39
2018	130,600	1.75
After 2018	53,000	1.95
	240,000	1.87
	$340,000	1.44%

Other Borrowings.  The Bank had no other borrowings at December 31, 2013 or 2012.  In 2013 and 2012, the average balance of other borrowings amounted to $22,000 and $4,000, respectively, with average interest rates of .62% and .55%, respectively.  The funds were borrowed to test the Bank’s credit lines at the FRB discount window and at several commercial banks.

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return.  Income taxes charged to earnings in 2013, 2012 and 2011 had effective tax rates of 21.2%, 19.7% and 20.3%, respectively.  The following table sets forth a reconciliation of the statutory Federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	3.4	3.1	3.1
Tax-exempt income, net of disallowed cost of funding	(16.5)	(17.5)	(16.9)
Other	.3	.1	.1
	21.2%	19.7%	20.3%

Provision for Income Taxes.  The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
	2013	2012	2011
Current:	(in thousands)
Federal	$5,046	$1,575	$3,168
State and local	1,490	607	1,033
	6,536	2,182	4,201
Deferred:
Federal	(692)	2,262	636
State and local	(109)	573	107
	(801)	2,835	743
	$5,735	$5,017	$4,944

Net Deferred Tax Liability.  The following table sets forth the components of the Bank’s net deferred tax liability.

	December 31,
	2013	2012
Deferred tax assets:	(in thousands)
Allowance for loan losses and off-balance-sheet credit exposure	$8,169	$7,312
Interest on nonperforming loans	72	51
Accrued legal settlement	40	-
Stock-based compensation	974	907
Supplemental executive retirement expense	6	19
Directors' retirement expense	70	71
Accrued rent expense	147	130
	9,478	8,490
Valuation allowance	-	-
	9,478	8,490
Deferred tax liabilities:
Prepaid pension	7,240	4,210
Unrealized gains on available-for-sale securities	1,833	14,956
Deferred loan costs	2,651	1,558
Prepaid expenses	102	184
Depreciation	206	912
Other	50	-
	12,082	21,820
Net deferred tax liability	$(2,604)	$(13,330)

The Corporation had no unrecognized tax benefits at December 31, 2013, 2012 and 2011, and does not expect to have any within the next twelve months.

The Corporation is subject to federal, New York State and New York City income taxes.  The Corporation’s federal, New York State and New York City income tax returns are subject to examination by the taxing authorities for years after 2009.  In 2012, New York State completed an examination of the Corporation’s and FNY’s tax returns for calendar years 2007, 2008 and 2009 and proposed no changes to the returns.  In 2011, New York City completed an examination of the Corporation’s tax returns for calendar years 2007 and 2008 and proposed no changes to the returns.  The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2011, 2012 or 2013.

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

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the table that follows.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2013 and 2012 are also presented in the table.

	2013
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Consolidated	$220,957	17.02%	$103,835	8.00%	N/A	N/A
Bank	220,200	16.97	103,794	8.00	$129,742	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	204,674	15.77	51,917	4.00	N/A	N/A
Bank	203,923	15.72	51,897	4.00	77,845	6.00
Tier 1 Capital to Average Assets:
Consolidated	204,674	8.62	95,011	4.00	N/A	N/A
Bank	203,923	8.59	94,977	4.00	118,721	5.00

	2012
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Consolidated	$200,879	20.26%	$79,309	8.00%	N/A	N/A
Bank	198,381	20.02	79,260	8.00	$99,075	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	188,410	19.01	39,655	4.00	N/A	N/A
Bank	185,920	18.77	39,630	4.00	59,445	6.00
Tier 1 Capital to Average Assets:
Consolidated	188,410	9.29	81,089	4.00	N/A	N/A
Bank	185,920	9.17	81,070	4.00	101,338	5.00

Other Matters.  The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above.  During 2014, the Bank could, without prior approval, declare dividends of approximately $32,530,000 plus any 2014 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances.  The Bank’s average reserve requirement for 2013 was approximately $13,969,000.

Under national banking laws and related statutes, the Bank is limited as to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations.  At December 31, 2013, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated $33,081,000.

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

The 2006 Plan permits the granting of stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) to employees and non-employee directors for up to 600,000 shares of common stock.  At December 31, 2013, 131,784 shares of common stock were available for grant under the 2006 Plan.  The Corporation’s Board of Directors granted 33,424 RSUs in January and February 2014.  If any outstanding award under the 2006 Plan for any reason expires or is forfeited, the shares allocable to the unexercised portion of such award, including shares of restricted stock and RSUs which did not vest, may again be made subject to an award.  The number of awards that can be granted under the 2006 Plan to any one person in any one fiscal year is limited to 70,000 shares.

Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of nonqualified stock options (“NQSOs”) and RSUs, while equity grants to other officers consisted solely of NQSOs.  Beginning with the January 2012 grant, the Corporation’s Board of Directors determined that equity compensation for all officers and directors will consist solely of RSUs.  Under the terms of the 2006 Plan, stock options and stock appreciation rights cannot have an exercise price that is less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The terms and/or vesting of awards made under the 2006 Plan will be determined from time to time in accordance with rules adopted by the Corporation’s Compensation Committee.  The Compensation Committee has used a five year vesting period and a ten year term for stock options granted under the 2006 Plan.  For RSUs awarded through 2013, the Compensation Committee has made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded.  The RSUs awarded in January and February 2014 include 27,919 RSUs that conform to the above RSU vesting criteria and 5,505 RSUs that have a two year service-based vesting criteria.  Notwithstanding anything to the contrary in any award agreement, awards under the 2006 Plan will become immediately exercisable or will immediately vest, as the case may be, in the event of a change in control and, in accordance with the terms of the related award agreements, all awards granted to date under the 2006 Plan will become immediately exercisable or will immediately vest, as applicable, in the event of retirement or total and permanent disability, as defined, or death.

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

Fair Value of Stock Option Awards. The grant date fair value of option awards was estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of awards made in 2011, as well as the assumptions utilized in determining such values, is presented below. There were no stock options granted by the Corporation’s Board of Directors during 2013 or 2012.

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

Fair Value of Restricted Stock Units.  The grant date fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.  The fair values of awards made in 2013, 2012 and 2011, as well as the assumptions utilized in determining such values, is presented below.

	2013	2012	2011
Grant date fair value	$26.68	$24.23	$26.40
Market price on date of grant	$29.67	$26.98	$29.02
Expected annual dividend	$1.00	$0.92	$0.88
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	.12%	.12%	.29%

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs awarded through 2013 is recognized over the three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $592,000, $782,000 and $756,000 in 2013, 2012 and 2011, respectively, and related income tax benefits of $235,000, $311,000 and $300,000, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of December 31, 2013 and changes during the year then ended.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	304,061	$23.29
Exercised	(63,241)	22.42
Forfeited or expired	(8,286)	25.17
Outstanding at December 31, 2013	232,534	$23.46	4.39	$4,512
Exercisable at December 31, 2013	177,815	$22.52	3.78	$3,618

All options outstanding at December 31, 2013 are either fully vested or expected to vest.  The total intrinsic value of options exercised in 2013, 2012 and 2011 was $699,000, $1,017,000 and $727,000, respectively.

Restricted Stock Unit Activity.  The following table presents a summary of RSUs outstanding under the Corporation’s 2006 Plan as of December 31, 2013 and changes during the year then ended.

	Number of RSUs	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	56,412	$24.53
Granted	27,576	26.68
Converted	(10,968)	22.69
Forfeited	(8,410)	26.24
Outstanding at December 31, 2013	64,610	$25.54	1.29	$2,770
Vested and Convertible at December 31, 2013	8,276	$26.40	-	$355

The number of RSUs in the table represents the maximum number of shares of common stock of the Corporation into which the RSUs can be converted.  RSUs outstanding at December 31, 2013 include 8,276 RSUs that were vested and convertible into common stock at year-end and 49,061 RSUs that are expected to vest and become convertible in the future.  The total intrinsic value of RSUs converted in 2013, 2012 and 2011 was $325,000, $440,000 and $521,000, respectively.

Unrecognized Compensation Cost.  As of December 31, 2013, there was $836,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $239,000 for options and $597,000 for RSUs.  The total cost is expected to be recognized over a weighted-average period of 1.68 years which is based on weighted average periods of 1.74 years and 1.63 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized.  Cash received from option exercises in 2013, 2012 and 2011, was $1,418,000, $2,603,000 and $1,279,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises in 2013, 2012 and 2011, was $205,000, $261,000 and $148,000, respectively.

Other.  No cash was used to settle stock options in 2013, 2012 or 2011.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

NOTE K – RETIREMENT PLANS

The Bank has a 401(k) plan, defined benefit pension plan and supplemental executive retirement plan.  Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age.  Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code.  The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions.  Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank.  Matching contributions were approximately $350,000 for 2013, $332,000 for 2012 and $319,000 for 2011.

The Bank has a defined benefit pension plan (“Pension Plan” or “Plan”).  Through December 20, 2013, the provisions of the Plan were governed by the rules and regulations contained in the Prototype Plan of the New York State Bankers’ Retirement System (“Retirement System’) and the Retirement System Adoption Agreement executed by the Bank.  On December 20, 2013, the Bank withdrew from the New York State Bankers’ Retirement System and simultaneously formed an internal management committee (the “Committee”) to oversee the affairs of the Plan and act as named fiduciary.  The Committee retained Vanguard Group, Inc., including its subsidiaries and affiliates (“Vanguard”), to act as discretionary investment agent, trustee and custodian for the Plan.  Vanguard formulated investment recommendations customized to meet the Committee’s objectives and, after approval by the Committee, such investment recommendations were incorporated into the investment guidelines and policies contained in the investment management agreement between the Bank and Vanguard.

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

Significant Actuarial Assumptions.  The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2013, 2012 and 2011 and the benefit cost for each of the Plan years then ended.

Weighted average assumptions used to determine the benefit obligation at year end	2013	2012	2011
Discount rate	5.07%	4.06%	5.23%
Rate of increase in compensation levels	3.50%	3.00%	3.00%

Weighted average assumptions used to determine net pension cost
Discount rate	4.06%	5.23%	5.69%
Rate of increase in compensation levels	3.50%	3.00%	3.50%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.00%

Net Pension Cost.  The following table sets forth the components of net periodic pension cost.

	2013	2012	2011
	(in thousands)

Service cost including expected expenses and net of expected plan participant contributions	$1,211	$900	$1,227
Interest cost	1,216	1,368	1,336
Expected return on plan assets	(2,656)	(2,259)	(2,087)
Amortization of prior service cost	23	23	23
Amortization of net actuarial loss	631	664	266
Net pension cost	$425	$696	$765

The prior service cost and net actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2014 are $16,000 and $0, respectively.

Funded Status of the Plan.  The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.

	2013	2012	2011
Change in projected benefit obligation:	(in thousands)
Projected benefit obligation at beginning of year	$30,698	$26,891	$23,772
Service cost before plan participant contributions	1,427	1,116	1,430
Expected expenses	(216)	(227)	(199)
Interest cost	1,216	1,367	1,336
Benefits paid	(1,019)	(916)	(832)
Assumption changes	(3,907)	4,270	1,460
Experience loss (gain) and other	451	(1,803)	(76)
Projected benefit obligation at end of year	28,650	30,698	26,891

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	41,598	33,023	29,640
Actual return on plan assets	6,660	3,459	-
Employer contributions	-	6,024	4,201
Plan participant contributions	245	243	230
Benefits paid	(1,019)	(916)	(832)
Expenses	(302)	(235)	(216)
Fair value of plan assets at end of year	47,182	41,598	33,023

Funded status at end of year	$18,532	$10,900	$6,132

Accumulated Benefit Obligation	$26,261	$27,783	$24,314

The Bank has no minimum required pension contribution for the Plan year ending September 30, 2014 and its maximum tax-deductible contribution is $1,177,000.  Management has not yet determined whether the Bank will make a contribution to the Plan in 2014.

The net actuarial loss and prior service cost included in accumulated other comprehensive income as of December 31 are as follows:

	2013	2012
	(in thousands)
Net actuarial loss	$1,844	$9,878
Prior service cost	17	40
	$1,861	$9,918

Plan Assets.  The objective for the Plan’s assets is to generate long-term investment returns from both income and capital appreciation which outpaces the rate of inflation, while maintaining sufficient liquidity to ensure the Plan’s ability to pay all anticipated benefit and expense obligations when due.  Assets will be allocated across three broadly-defined financial asset categories: (1) equity, both domestic and international; (2) fixed income of various durations and issuer type; and (3) cash.  The goal of the equity allocation is to supplement the Bank’s contributions to the Plan when the Plan is underfunded and increase surplus when the Plan is overfunded.  The fixed income component will include longer-duration bonds designed to match and hedge the characteristics of the Plan’s liabilities.  Cash investments will, under normal circumstances, be temporary holdings for the purpose of paying expenses and monthly benefits.

For fixed income investments: (1) the minimum average credit quality shall be investment grade (Standard & Poor’s BBB or Moody’s Baa) or higher; and (2) no more than 5% of the portfolio may be invested in securities with ratings below investment grade, and none may be rated below investment grade at the time of purchase.

Reasonable precautions are taken to avoid excessive concentrations to protect the portfolio against unfavorable outcomes within an asset class.  Specifically the following guidelines are in place:

•	With the exception of fixed income investments explicitly guaranteed by the U.S. government, no single investment security shall represent more than 5% of total Plan assets; and
•	With the exception of passively managed investment vehicles seeking to match the returns of broadly diversified market indices or diversified investment vehicles chosen specifically to hedge the interest rate risk embedded in Plan liabilities, no single investment pool or investment company (mutual fund) shall comprise more than 10% of total plan assets;

The portfolio will be rebalanced to the target asset allocation, if needed, no less often than quarterly.  Unless expressly authorized in writing by the Committee, the following investing activities are prohibited:

•	Purchasing securities on margin;
•	Pledging or hypothecating securities, except for loans of securities that are fully collateralized;
•	Purchasing or selling derivative securities for speculation or leverage; and
•	Engaging in investment strategies that have the potential to amplify or distort the risk of loss beyond a level that is reasonably expected given the objectives of the portfolio.

The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category at December 31, 2013 and 2012 are set forth in the tables that follow.

	December 31, 2013
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	.6%	<1.00%
Equity mutual funds	45% - 55%	50.5%	6.25% to 11.5%
Fixed income mutual funds	45% - 55%	48.9%	3.35% to 5.40%
		100.0%	4.75% to 8.5%

The ranges for the weighted average expected long-term rates of return for equity funds, bond funds and total plan assets set forth in the preceding table represent expected 25th to 75th percentile returns provided by Vanguard.  For these purposes Vanguard utilizes a proprietary capital markets model (the “model”) developed and maintained by Vanguard’s primary investment research and advice teams.  The model forecasts distributions of future returns for a wide array of broad asset classes.  The theoretical and empirical foundation of the model is that the returns of various asset classes reflect the compensation investors require for bearing different types of systematic risk.  At the core of the model are estimates of the dynamic statistical relationship between risk factors and asset returns, obtained from statistical analysis based on available historical monthly financial and economic data.

	December 31, 2012
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 20%	12.8%	<1.00%
Equity securities	40% - 60%	45.5%	8.00 to 10.00%
Fixed income securities	40% - 60%	41.7%	4.00 to 6.00%
Other financial instruments	0% - 5%	-	-
		100.0%	6.50 to 7.50%

The weighted average expected long-term rates of return for equity securities, fixed income securities and total plan assets set forth in the preceding table were estimated based on historical returns and adjusted to reflect future expectations.  Such adjustments were based on, among other things, forecasts by economists of long-term inflation and GDP growth, earnings growth and per capita income.  The following methodologies were used in determining the ranges for the expected long-term rates of return:

•	Equity securities - dividend discount model, the smoothed earnings yield model and the equity risk premium model.
•	Fixed income securities - current yield-to-maturity and forecasts of future yields.
•	Other financial instruments – comparison of the specific investment’s risk to that of fixed income and equity instruments and using judgment.

At December 31, 2013, the equity and fixed income components of Plan assets consist of the following Vanguard institutional funds:

Equity

•	Vanguard Total Stock Market Index Fund (VITSX). This fund seeks to track the performance of the Center for Research in Security Prices (“CRSP”) U.S. Total Market Index. The fund is passively managed using index sampling and consists of large, small and mid-cap equity securities diversified across growth and value styles.

•	Vanguard Total International Stock Index Fund (VTSNX). This fund seeks to track the performance of the Financial Times Stock Exchange (“FTSE”) Global All Cap ex U.S. Index. The fund is passively managed and includes broad exposure across developed and emerging non-U.S. equity markets.

Fixed Income

•	Vanguard Long-Term Investment-Grade Fund (VWETX). This fund seeks high and sustainable current income. Investments are selected using a fundamental, bottom-up credit selection process and consist of long-term, high-quality bonds broadly diversified by issuer and industry sector.

•	Vanguard Long-Term Bond Index Fund (VBLLX). This fund seeks high current income with high credit quality and to track the performance of the Barclays U.S. Long Government/Credit Float Adjusted Index. The fund is passively managed using index sampling and includes diversified exposure to long-term, investment-grade U.S. bond market instruments. Obligations of the U.S. government make up a significant portion of the fund’s holdings.

 Fair Value of Plan Assets.  The fair value of the Plan assets at December 31, 2013 and 2012, by asset category, is summarized below.

		Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:	(in thousands)
Short term investment funds	$304	$-	$304	$-
Total cash equivalents	304	-	304	-
Equity Mutual Funds:
Vanguard Total Stock Market Index Fund (VITSX)	12,383	12,383	-	-
Vanguard Total International Stock Index Fund (VTSNX)	11,433	11,433	-	-
Total equity funds	23,816	23,816	-	-
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	9,233	9,233	-	-
Vanguard Long-Term Bond Index Fund (VBLLX)	13,829	13,829	-	-
Total fixed income mutual funds	23,062	23,062	-	-
Total Plan Assets	$47,182	$46,878	$304	$-

		Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:	(in thousands)
Short term investment funds	$5,099	$-	$5,099	$-
Government issues	226	-	226	-
Foreign currencies	43	43	-	-
Total cash equivalents	5,368	43	5,325	-
Equities:
Common stock	18,319	18,319	-	-
Depository receipts	410	410	-	-
Preferred stock	81	81	-	-
Real estate investment trust	81	81	-	-
Total equities	18,891	18,891	-	-
Fixed income securities:
Auto loan receivable	225	-	225	-
Collateralized mortgage obligations	4,508	-	4,508	-
Corporate bonds	3,927	-	3,927	-
Federal Home Loan Mortgage Corp.	516	-	516	-
Federal National Mortgage Assoc.	2,064	-	2,064	-
Government National Mortgage Assoc. I	22	-	22	-
Government National Mortgage Assoc. II	96	-	96	-
Government issues	5,926	-	5,926	-
Municipals	45	-	45	-
Other asset backed	10	-	10	-
Total fixed income securities	17,339	-	17,339	-
Total Plan Assets	$41,598	$18,934	$22,664	$-

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2013.  On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

The fair values for equity securities and debt securities at December 31, 2012 were determined by quoted market prices and matrix pricing models, respectively.

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in Note N to these consolidated financial statements.

At December 31, 2013 and 2012, the Plan’s short-term investment funds amounted to .6% and 12.3%, respectively, of the Plans total assets and represented investments in the State Street Bank & Trust Company Short Term Investment Fund.

Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year	Amount
(in thousands)
2014	$1,237
2015	1,352
2016	1,511
2017	1,691
2018	1,791
2019-2023	10,558

The Bank’s Supplemental Executive Retirement Plan (“SERP”) currently covers the Bank’s CEO.  The benefit under the SERP is equal to the additional amount that the CEO would be entitled to under the Pension and 401(k) plans in the absence of Internal Revenue Code limitations.  SERP expense was $(19,000), $45,000 and $151,000 in 2013, 2012 and 2011, respectively.

NOTE L – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows:

	2013	2012	2011
	(in thousands)
Computer services	$1,985	$1,911	$1,891
FDIC assessment	1,139	1,034	1,104

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

At December 31, 2013 and 2012, financial instruments whose contract amounts represent credit risk are as follows:

	2013		2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commitments to extend credit	$9,151	$136,331	$8,420	$159,313
Standby letters of credit	4,347	-	5,961	-
Commercial letters of credit	-	-	87	-

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract.  Unused home equity lines are the largest component of the Bank’s variable rate loan commitments.  Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements.  Home equity lines generally expire ten years from their date of origination, other real estate loan commitments generally expire within 60 days and commercial loan commitments generally expire within one year.  At December 31, 2013, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 2.75% to 4.00% and maturities of 5 years and over.  The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party.  The Bank's standby letters of credit extend through January 2015.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  The extent of collateral held for these commitments at December 31, 2013 varied from 0% to 100% of the contractual notional amount of each instrument, with the overall amount of collateral totaling 86% of the aggregate outstanding notional amount.  Standby letters of credit are considered financial guarantees and are recorded at fair value.

Commercial letters of credit are conditional commitments issued by the Bank to assure the payment by a customer to a supplier.  The credit risk involved in issuing commercial letters of credit is the same as that discussed in the preceding paragraph for standby letters of credit.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.

Employment Contracts.  At December 31, 2013, five of the Bank’s executive officers had employment contracts with the Corporation under which they are entitled to severance compensation in the event of an involuntary termination of employment or resignation of employment following a change in control.  The terms of these contracts currently range from eighteen months to three years.  Unless the Corporation gives written notice of non-extension within the time frames set forth in the contracts, the contracts are automatically extended at the expiration of each year for an additional period of one year, thus resulting in new terms of between eighteen months and three years.  The current aggregate annual salaries provided for in these contracts is approximately $1,520,500.

Lease Commitments.  At December 31, 2013, minimum annual rental commitments under non-cancelable operating leases are as follows:

Year	Amount
(in thousands)
2014	$1,516
2015	1,461
2016	1,345
2017	1,272
2018	1,041
Thereafter	3,611
$10,246

The Bank has various renewal options on the above leases.  Rent expense, including amounts paid for real estate taxes and common area maintenance, was $1,625,000, $1,531,000 and $1,515,000 in 2013, 2012 and 2011, respectively.

Related Party Leases.  Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank.  The leases expire on October 31, 2017 and December 31, 2019.  Aggregate base rent expense for these leases for the years ending December 31, 2013, 2012 and 2011 amounted to $67,000 in each year.  In addition to base rent, the Bank is responsible for its proportionate share of the real estate taxes on one of the leased properties.  The Corporation believes that the terms of these leases are comparable to market terms that could have been obtained from an unrelated third party.

Litigation.  The Corporation is a named defendant in several legal actions incidental to the business.  For some of these actions there is a possibility that the Corporation will sustain a financial loss.  Management believes that none of the possible losses are material.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy in either 2013 or 2012.

The fair values of the Corporation’s investment securities designated as available-for-sale at December 31, 2013 and 2012 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$356,553	$-	$356,553	$-
Pass-through mortgage securities	151,818	-	151,818	-
Collateralized mortgage obligations	276,422	-	276,422	-
	$784,793	$-	$784,793	$-

		Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$332,513	$-	$332,513	$-
Pass-through mortgage securities	84,956	-	84,956	-
Collateralized mortgage obligations	399,965	-	399,965	-
	$817,434	$-	$817,434	$-

Assets measured at fair value on a nonrecurring basis at December 31, 2013 and 2012, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Loan held-for-sale - December 31, 2013:
Residential mortgages - closed end	$900	$-	$-	$900

Impaired loans - December 31, 2013:
Commercial mortgages - owner-occupied	$530	$-	$-	$530
Residential mortgages - closed end	278	-	-	278
	$808	$-	$-	$808

Impaired loans - December 31, 2012:
Residential mortgages - closed end	$1,929	$-	$-	$1,929

The loan held-for-sale in the preceding table is a nonaccruing troubled debt restructuring carried at fair value.  It has a basis of $900,000 and no related valuation allowance.  This held-for-sale loan was subsequently sold for its carrying value of $900,000.

The impaired loans set forth in the preceding table had principal balances of $1,024,000 and $2,248,000 at December 31, 2013 and 2012, respectively, and valuation allowances of $216,000 and $319,000, respectively.  During the years ended December 31, 2013, 2012 and 2011, the Corporation recorded provisions for loan losses of $127,000, $26,000 and $339,000, respectively, for impaired loans measured at fair value.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2013 and 2012.

	Level of	December 31, 2013		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$35,497	$35,497	$42,191	$42,191
Held-to-maturity securities	Level 2	31,315	32,759	43,362	46,153
Held-to-maturity securities	Level 3	789	789	805	805
Loans	Level 3	1,456,281	1,447,199	1,126,831	1,140,731
Restricted stock	Level 1	19,869	19,869	13,104	13,104
Accrued interest receivable:
Investment securities	Level 2	4,766	4,766	4,943	4,943
Loans	Level 3	3,819	3,819	3,332	3,332

Financial Liabilities:
Checking deposits	Level 1	599,114	599,114	528,940	528,940
Savings, NOW and money market deposits	Level 1	917,974	917,974	844,583	844,583
Time deposits	Level 2	265,040	270,545	259,553	268,907
Short-term borrowings	Level 1	110,463	110,463	103,634	103,634
Long-term debt	Level 2	285,000	285,502	145,000	154,050
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	33	33	740	740
Time deposits	Level 2	5,802	5,802	3,828	3,828
Short-term borrowings	Level 1	1	1	1	1
Long-term debt	Level 2	571	571	379	379

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

Off-balance-sheet Items.  The fair value of off-balance sheet items is not considered to be material.

NOTE O – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS	December 31,
	2013	2012
	(in thousands)
Assets:
Cash and due from banks	$1,667	$981
Investment in subsidiary bank, at equity	205,805	202,880
Prepaid income taxes	496	601
Deferred income tax benefits	974	907
Other assets	2	1
	$208,944	$205,370
Liabilities:
Other liabilities	$12	$-
Cash dividends payable	2,376	-
	2,388	-

Stockholders' equity:
Common stock	914	900
Surplus	46,873	42,643
Retained earnings	157,107	145,087
	204,894	188,630
Accumulated other comprehensive income, net of tax	1,662	16,740
	206,556	205,370
	$208,944	$205,370

CONDENSED STATEMENTS OF INCOME	Year ended December 31,
	2013	2012	2011
	(in thousands)
Income:
Dividends from subsidiary bank	$3,900	$6,550	$6,790
Interest on deposits with subsidiary bank	-	-	1
	3,900	6,550	6,791
Expenses:
Salaries	592	782	756
Other operating expenses	408	353	313
	1,000	1,135	1,069

Income before income taxes	2,900	5,415	5,722
Income tax benefit	(397)	(451)	(424)
Income before undistributed earnings of subsidiary bank	3,297	5,866	6,146
Equity in undistributed earnings	18,003	14,527	13,311
Net income	$21,300	$20,393	$19,457

Comprehensive Income	$6,222	$19,445	$38,561

CONDENSED STATEMENTS OF CASH FLOWS	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net income	$21,300	$20,393	$19,457
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(18,003)	(14,527)	(13,311)
Deferred income tax provision (credit)	(67)	15	(102)
Stock-based compensation expense	592	782	756
Decrease (increase) in prepaid income taxes	105	(140)	(188)
Increase in other assets	(1)	-	-
Increase in other liabilities	12	-	-
Net cash provided by operating activities	3,938	6,523	6,612

Cash Flows From Financing Activities:
Repurchase and retirement of common stock	(95)	(369)	(185)
Proceeds from exercise of stock options	1,418	2,603	1,279
Tax benefit of stock options	162	135	139
Proceeds from issuance of common stock	2,167	2,006	-
Cash dividends paid	(6,904)	(10,602)	(7,790)
Net cash used in financing activities	(3,252)	(6,227)	(6,557)
Net increase in cash and cash equivalents*	686	296	55
Cash and cash equivalents, beginning of year	981	685	630
Cash and cash equivalents, end of year	$1,667	$981	$685

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$2,376	$-	$2,022

*Cash and cash equivalents is defined as cash and due from banks and includes, among other things, the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE P – QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
2013
Interest income	$18,119	$18,375	$18,802	$19,555	$74,851
Interest expense	2,949	2,919	3,091	3,405	12,364
Net interest income	15,170	15,456	15,711	16,150	62,487
Provision for loan losses	(192)	947	1,080	1,162	2,997
Noninterest income before net securities gains	1,670	1,698	1,839	1,822	7,029
Net gains on sales of securities	4	-	-	12	16
Noninterest expense	9,780	9,467	9,961	10,292	39,500
Income before income taxes	7,256	6,740	6,509	6,530	27,035
Income tax expense	1,617	1,433	1,330	1,355	5,735
Net income	5,639	5,307	5,179	5,175	21,300
Earnings per share:
Basic	.62	.58	.57	.57	2.34
Diluted	.62	.58	.56	.56	2.32
Comprehensive income (loss)	1,273	(7,197)	5,231	6,915	6,222

2012
Interest income	$19,511	$19,598	$18,720	$18,400	$76,229
Interest expense	4,477	4,296	3,880	3,474	16,127
Net interest income	15,034	15,302	14,840	14,926	60,102
Provision for loan losses	1,123	623	1,157	725	3,628
Noninterest income before net securities gains	1,596	1,680	1,653	1,646	6,575
Net gains on sales of securities	108	3,505	-	-	3,613
Noninterest expense before debt extinguishment costs	9,177	9,240	9,478	9,545	37,440
Debt extinguishment costs	-	3,812	-	-	3,812
Income before income taxes	6,438	6,812	5,858	6,302	25,410
Income tax expense	1,287	1,408	1,071	1,251	5,017
Net income	5,151	5,404	4,787	5,051	20,393
Earnings per share:
Basic	.58	.61	.54	.56	2.29
Diluted	.58	.60	.53	.56	2.27
Comprehensive income	5,802	3,571	8,788	1,284	19,445

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The First of Long Island Corporation

Glen Head, New York

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  We also have audited The First of Long Island Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The First of Long Island Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First of Long Island Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The First of Long Island Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP
New York, New York
March 17, 2014

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

Management's Report on Internal Control Over Financial Reporting

The management of The First of Long Island Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in 1992 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The First of Long Island Corporation’s system of internal control over financial reporting was designed by or under the supervision of the Corporation’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of the preparation of the Corporation’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria established in 1992 in Internal Control—Integrated Framework issued by COSO.  Based on the assessment, management determined that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013 in their report which appears on page 68.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

“Election of Directors,” “Business Experience of Directors and other Directorships,” “Qualifications of Directors,” “Management,” “Governance and Nominating Committee,” and “Audit Committee” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 2014 are incorporated herein by reference.

The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, chief risk officer, chief accounting officer and persons performing similar functions.  The Corporation’s Code of Ethics and amendments to and waivers from the Code of Ethics are posted on the Bank’s website.  To access the Code of Ethics for Senior Financial Officers go to the homepage of the Bank’s Internet website at www.fnbli.com and click on “Investor Relations,” and then click on “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

“Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Pursuant to Plans,” and “Employment Contracts” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 2014 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Voting Securities and Principal Stockholders” and “Equity Compensation Plan Information” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 2014 are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

“Transactions with Management and Others” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 2014 is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

“Ratification of Appointment of Independent Registered Public Accounting Firm” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 2014 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Consolidated Financial Statements

The following consolidated financial statements of the Corporation and its subsidiary and report of independent registered public accounting firm thereon as required by this Item are included in Part II, Item 8.

•	Consolidated Balance Sheets
•	Consolidated Statements of Income
•	Consolidated Statements of Comprehensive Income
•	Consolidated Statement of Changes in Stockholders' Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm

(a) 2.	Financial Statement Schedules

None applicable.

(a) 3.	Listing of Exhibits

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) of Registrant’s Form 10-K filed March 29, 1999)

3(ii)	By‑laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed January 23, 2013)

4
Amended and Restated Shareholder Protection Rights Agreement dated as of August 1, 2006, between The First of Long Island Corporation and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed July 21, 2006)

10.1
Incentive Compensation Plan for Directors and Executive Officers, as amended (incorporated by reference to Items 1.01 of Registrant’s Form 8-K filed March 7, 2012 and Item 5.02 of Registrant’s Form 8-K filed January 28, 2013)

10.2
1996 Stock Option and Appreciation Rights Plan, as amended (incorporated by reference to Exhibit 10(b) of Registrant’s Form 10-K filed March 22, 1996, Exhibit 10.4 of Registrant’s Form 10-K filed March 27, 2001 and Exhibit 10.8 of Registrant’s Form 8-K filed December 19, 2008)

10.3
The First of Long Island Corporation 2006 Stock Compensation Plan, as amended (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2006, Exhibit 10.9 of Registrant’s Form 8-K filed December 19, 2008, part of Item 5.02 of Registrant’s Form 8-K filed June 21, 2010 and Item 5.02 and Exhibit 10.15 of Registrant’s Form 8-K filed September 27, 2010)

10.4
Employment Agreement between Registrant and Michael N. Vittorio, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 20, 2005 and Exhibit 10.1 of Registrant’s Form 8-K filed December 19, 2008)

10.5
Employment Agreement between Registrant and Donald L. Manfredonia, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed March 29, 2002, Exhibit 10.5 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.3 of Registrant’s Form 8-K filed December 19, 2008)

10.6
Employment Agreement between Registrant and Richard Kick, as amended (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.5 of Registrant’s Form 8-K filed December 19, 2008)

10.7
Employment Agreement between Registrant and Mark D. Curtis, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 3, 2005, Exhibit 10.4 of Registrant’s Form 8-K filed December 19, 2008 and Exhibit 10.10 of Registrant’s Form 8-K filed October 21, 2009)

10.8
Employment Agreement between Registrant and Sallyanne K. Ballweg, as amended (incorporated by reference to Exhibit 10.12 of Registrant’s Form 8-K filed January 4, 2008, Exhibit 10.13 of Registrant’s Form 10-K filed March 16, 2009, Exhibit 10.2 of Registrant’s Form 8-K filed December 19, 2008 and Exhibit 10.13 of Registrant’s Form 8-K filed May 21, 2009)

10.9	Amendment to Supplemental Executive Retirement Program (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed December 19, 2008)

21	Subsidiary information included in Part 1, “Business” of this Form 10-K

23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101
The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 17, 2014	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 17, 2014
Walter C. Teagle III

/s/ ALLEN E. BUSCHING	Director	March 17, 2014
Allen E. Busching

/s/ PAUL T. CANARICK	Director	March 17, 2014
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 17, 2014
Alexander L. Cover

/s/ HOWARD THOMAS HOGAN JR.	Director	March 17, 2014
Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	March 17, 2014
John T. Lane

/s/ J. DOUGLAS MAXWELL JR.	Director	March 17, 2014
J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	March 17, 2014
Stephen V. Murphy

/s/ MILBREY RENNIE TAYLOR	Director	March 17, 2014
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 17, 2014
Eric Tveter

/s/ MICHAEL N. VITTORIO	Director	March 17, 2014
Michael N. Vittorio