Form 10-Q
period 2014-03-31
FIRST OF LONG ISLAND CORP
filed 2014-05-12
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2014
Common stock, $.10 par value per share	9,193,451

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2014	2013

Assets:
Cash and due from banks	$47,133	$35,034
Temporary investments	547	463
Cash and cash equivalents	47,680	35,497

Investment securities:
Held-to-maturity, at amortized cost (fair value of $29,865 and $33,548)	28,559	32,104
Available-for-sale, at fair value	776,701	784,793
	805,260	816,897

Loans held-for-sale	400	900

Loans:
Commercial and industrial	69,700	71,818
Secured by real estate:
Commercial mortgages	713,088	716,011
Residential mortgages	621,813	605,343
Home equity lines	77,610	77,581
Consumer	6,472	7,184
	1,488,683	1,477,937
Allowance for loan losses	(20,555)	(20,848)
	1,468,128	1,457,089

Restricted stock, at cost	15,819	19,869
Bank premises and equipment, net	25,328	24,463
Bank-owned life insurance	14,316	14,185
Pension plan assets, net	18,653	18,532
Other assets	11,531	12,460
	$2,407,115	$2,399,892
Liabilities:
Deposits:
Checking	$632,839	$599,114
Savings, NOW and money market	933,514	917,974
Time, $100,000 and over	192,464	173,379
Time, other	109,187	91,661
	1,868,004	1,782,128

Short-term borrowings	9,778	110,463
Long-term debt	295,000	285,000
Accrued expenses and other liabilities	9,592	13,141
Deferred income taxes payable	6,679	2,604
	2,189,053	2,193,336

Stockholders' Equity:
Common stock, par value $.10 per share: Authorized, 20,000,000 shares;
Issued and outstanding, 9,193,251 and 9,141,767 shares	919	914
Surplus	48,772	46,873
Retained earnings	160,678	157,107
	210,369	204,894
Accumulated other comprehensive income, net of tax	7,693	1,662
	218,062	206,556
	$2,407,115	$2,399,892

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2014	2013

Interest and dividend income:
Loans	$14,059	$12,332
Investment securities:
Taxable	2,372	2,629
Nontaxable	3,261	3,158
	19,692	18,119
Interest expense:
Savings, NOW and money market deposits	493	609
Time deposits	1,417	1,282
Short-term borrowings	50	67
Long-term debt	1,637	991
	3,597	2,949
Net interest income	16,095	15,170
Provision for loan losses (credit)	(59)	(192)
Net interest income after provision for loan losses (credit)	16,154	15,362

Noninterest income:
Investment Management Division income	500	411
Service charges on deposit accounts	803	709
Net gains on sales of securities	69	4
Other	475	550
	1,847	1,674
Noninterest expense:
Salaries	4,430	4,201
Employee benefits	1,213	1,412
Occupancy and equipment	2,237	1,998
Other	2,310	2,169
	10,190	9,780

Income before income taxes	7,811	7,256
Income tax expense	1,854	1,617
Net income	$5,957	$5,639

Weighted average:
Common shares	9,167,351	9,039,035
Dilutive stock options and restricted stock units	96,155	69,301
	9,263,506	9,108,336
Earnings per share:
Basic	$.65	$.62
Diluted	$.64	$.62

Cash dividends declared per share	$.26	$.25

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2014	2013

Net income	$5,957	$5,639

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	10,193	(7,403)
Change in funded status of pension plan	4	163
Other comprehensive income (loss) before income taxes	10,197	(7,240)
Income tax expense (benefit)	4,166	(2,874)
Other comprehensive income (loss)	6,031	(4,366)
Comprehensive Income	$11,988	$1,273

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2014
	Common Stock			Retained	Accumulated Other Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2014	9,141,767	$914	$46,873	$157,107	$1,662	$206,556
Net income				5,957		5,957
Other comprehensive income					6,031	6,031
Repurchase of common stock	(2,902)	-	(121)			(121)
Common stock issued under stock compensation plans, including tax benefit	26,150	2	557			559
Common stock issued under dividend reinvestment and stock purchase plan	28,236	3	1,114			1,117
Stock-based compensation			349			349
Cash dividends declared				(2,386)		(2,386)
Balance, March 31, 2014	9,193,251	$919	$48,772	$160,678	$7,693	$218,062

	Three Months Ended March 31, 2013
	Common Stock			Retained	Accumulated Other Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2013	9,001,686	$900	$42,643	$145,087	$16,740	$205,370
Net income				5,639		5,639
Other comprehensive loss					(4,366)	(4,366)
Repurchase of common stock	(3,211)		(95)			(95)
Common stock issued under stock compensation plans, including tax benefit	40,838	4	716			720
Common stock issued under dividend reinvestment and stock purchase plan	36,240	4	1,005			1,009
Stock-based compensation			136			136
Cash dividends declared				(2,264)		(2,264)
Balance, March 31, 2013	9,075,553	$908	$44,405	$148,462	$12,374	$206,149

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2014	2013

Cash Flows From Operating Activities:
Net income	$5,957	$5,639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses (credit)	(59)	(192)
Deferred income tax provision (credit)	(91)	187
Depreciation and amortization	746	711
Premium amortization on investment securities, net	1,836	2,233
Net gains on sales of securities	(69)	(4)
Stock-based compensation expense	349	136
Accretion of cash surrender value on bank owned life insurance	(131)	(129)
Decrease in prepaid FDIC assessment	-	238
Pension expense (credit)	(117)	106
Decrease in other assets	929	949
Increase (decrease) in accrued expenses and other liabilities	(1,173)	15
Net cash provided by operating activities	8,177	9,889

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	1,227	722
Proceeds from sales of available-for-sale securities	2,653	1,376
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	2,496	2,456
Available-for-sale	23,787	36,868
Purchases of investment securities:
Held-to-maturity	(100)	(273)
Available-for-sale	(10,000)	(81,887)
Proceeds from sale of loan held-for-sale	900	-
Net increase in loans	(11,380)	(17,298)
Net decrease in restricted stock	4,050	90
Purchases of premises and equipment, net	(1,611)	(770)
Net cash provided by (used in) investing activities	12,022	(58,716)

Cash Flows From Financing Activities:
Net increase in deposits	85,876	32,428
Net increase (decrease) in short-term borrowings	(100,685)	1,846
Proceeds from long-term debt	10,000	-
Proceeds from issuance of common stock under dividend reinvestment and stock purchase plan	1,117	1,009
Proceeds from exercise of stock options	416	669
Tax benefit from stock compensation plans	143	51
Repurchase and retirement of common stock	(121)	(95)
Cash dividends paid	(4,762)	(2,264)
Net cash provided by (used in) financing activities	(8,016)	33,644

Net increase (decrease) in cash and cash equivalents	12,183	(15,183)
Cash and cash equivalents, beginning of year	35,497	42,191
Cash and cash equivalents, end of period	$47,680	$27,008

Supplemental Information:
Cash paid for:
Interest	$4,419	$2,522
Income taxes	444	124
Noncash investing and financing activities:
Loans transferred from portfolio to other real estate owned and held-for-sale	400	425

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

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island.  The Bank has two wholly owned subsidiaries: FNY Service Corp., an investment company, and The First of Long Island Agency, Inc., an insurance agency licensed under the laws of the State of New York.  The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  All intercompany balances and amounts have been eliminated.  For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

The consolidated financial information included herein as of and for the periods ended March 31, 2014 and 2013 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2013 consolidated balance sheet was derived from the Corporation's December 31, 2013 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income or loss.  Other comprehensive income or loss includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Other comprehensive income or loss for the Corporation consists of unrealized holding gains or losses on available-for-sale securities and changes in the funded status of the Bank’s defined benefit pension plan.  Accumulated other comprehensive income (loss) is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income or loss and the related tax effects are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during period	$10,196	$(7,416)
Reclassification adjustment for (gains) losses included in net income (1)	(3)	13
Change in net unrealized gains on available-for-sale securities	10,193	(7,403)
Tax effect	4,180	(2,939)
	6,013	(4,464)

Change in funded status of pension plan:
Amortization of prior service cost included in pension expense (2)	4	6
Amortization of net actuarial loss included in pension expense (2)	-	157
	4	163
Tax effect	(14)	65
	18	98

Other comprehensive income (loss)	$6,031	$(4,366)

(1) Reclassification adjustment represents net realized gains or losses arising from the sale of available-for-sale securities. The net realized gains or losses are included in the consolidated statements of income in the line item, “Net gains on sales of securities.”  See “Note 3 – Investment Securities” for the income tax expense (benefit) related to the net realized gains or losses.

(2) Represents the amortization into expense of prior service cost and net actuarial loss relating to the Corporation’s defined benefit pension plan.  These items are included in net periodic pension cost (see Note 7) and in the consolidated statements of income in the line item, “Employee benefits.”

The income tax expense relating to these costs is included in the consolidated statements of income in the line item, “Income tax expense.”

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/13	Change	3/31/14
	(in thousands)
Unrealized holding gains on available-for-sale securities	$2,783	$6,013	$8,796
Unrealized actuarial loss and prior service cost on pension plan	(1,121)	18	(1,103)
Accumulated other comprehensive income, net of tax	$1,662	$6,031	$7,693

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$25,845	$1,060	$-	$26,905
Pass-through mortgage securities	1,327	137	-	1,464
Collateralized mortgage obligations	1,387	109	-	1,496
	$28,559	$1,306	$-	$29,865
Available-for-Sale Securities:
State and municipals	$360,783	$12,798	$(2,170)	$371,411
Pass-through mortgage securities	148,495	1,262	(2,695)	147,062
Collateralized mortgage obligations	252,613	6,380	(765)	258,228
	$761,891	$20,440	$(5,630)	$776,701

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$27,968	$1,087	$-	$29,055
Pass-through mortgage securities	1,878	181	-	2,059
Collateralized mortgage obligations	2,258	176	-	2,434
	$32,104	$1,444	$-	$33,548
Available-for-Sale Securities:
State and municipals	$353,333	$8,250	$(5,030)	$356,553
Pass-through mortgage securities	154,760	1,040	(3,982)	151,818
Collateralized mortgage obligations	272,083	6,190	(1,851)	276,422
	$780,176	$15,480	$(10,863)	$784,793

At March 31, 2014 and December 31, 2013, investment securities with a carrying value of $280,968,000 and $281,444,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2014 and December 31, 2013.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$66,786	$(1,663)	$12,276	$(507)	$79,062	$(2,170)
Pass-through mortgage securities	86,212	(1,562)	37,561	(1,133)	123,773	(2,695)
Collateralized mortgage obligations	29,731	(322)	17,712	(443)	47,443	(765)
Total temporarily impaired	$182,729	$(3,547)	$67,549	$(2,083)	$250,278	$(5,630)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$103,010	$(4,549)	$7,729	$(481)	$110,739	$(5,030)
Pass-through mortgage securities	89,092	(2,279)	38,237	(1,703)	127,329	(3,982)
Collateralized mortgage obligations	36,652	(652)	54,660	(1,199)	91,312	(1,851)
Total temporarily impaired	$228,754	$(7,480)	$100,626	$(3,383)	$329,380	$(10,863)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Proceeds	$2,653	$1,376

Gross gains	$19	$36
Gross losses	(16)	(49)
Net gain (loss)	$3	$(13)

The income tax expense (benefit) related to the net realized gain (loss) was $1,000 and $(5,000) for three months ended March 31, 2014 and 2013, respectively.

Sales of Held-to-Maturity Securities.  During the first quarter of 2014, the Bank sold certain mortgage-backed securities that were classified as held-to-maturity securities.  The sales occurred after the Bank collected 85% or more of the principal outstanding at acquisition of each security.  The securities sold had a carrying value of $1.2 million at the time of sale and the Bank realized a gain upon sale of $66,000.

During the first quarter of 2013, the Bank sold municipal securities of two issuers that were classified as held-to-maturity securities. These sales were in response to a significant deterioration in the creditworthiness of the issuers.  The securities sold had a carrying value of $705,000 at the time of sale and the Bank realized a gain upon sale of $17,000.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at March 31, 2014 based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations.  Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$4,238	$4,289
After 1 through 5 years	12,514	13,087
After 5 through 10 years	8,260	8,660
After 10 years	833	869
Mortgage-backed securities	2,714	2,960
	$28,559	$29,865
Available-for-Sale Securities:
Within one year	$6,531	$6,688
After 1 through 5 years	10,370	10,660
After 5 through 10 years	87,316	87,834
After 10 years	256,566	266,229
Mortgage-backed securities	401,108	405,290
	$761,891	$776,701

4 – LOANS

The following tables set forth by class of loans as of March 31, 2014 and December 31, 2013: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  The tables also set forth by class of loans the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013.  Construction and land development loans are included with commercial mortgages in the following tables and small business credit scored loans are included with commercial and industrial loans.

	2014
		Commercial Mortgages			Residential Mortgages
						Revolving
	Commercial			Owner	Closed	Home
	& Industrial	Multifamily	Other	Occupied	End	Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$30	$340	$38	$655	$1,146	$-	$-	$2,209
Collectively evaluated for impairment	69,670	452,827	155,163	104,065	620,667	77,610	6,472	1,486,474
	$69,700	$453,167	$155,201	$104,720	$621,813	$77,610	$6,472	$1,488,683
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$-	$-	$47	$78	$-	$-	$126
Collectively evaluated for impairment	760	6,938	1,492	1,269	8,639	1,203	128	20,429
	$761	$6,938	$1,492	$1,316	$8,717	$1,203	$128	$20,555
Activity in allowance for loan losses:
Beginning balance at 1/1/14	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848
Chargeoffs	-	-	-	-	121	114	-	235
Recoveries	-	-	-	-	-	-	1	1
Provision for loan losses (credit)	(47)	(410)	(9)	125	231	77	(26)	(59)
Ending balance at 3/31/14	$761	$6,938	$1,492	$1,316	$8,717	$1,203	$128	$20,555

	2013
Loans:
Individually evaluated for impairment	$34	$347	$3,037	$657	$1,539	$211	$-	$5,825
Collectively evaluated for impairment	71,784	469,139	159,837	82,994	603,804	77,370	7,184	1,472,112
	$71,818	$469,486	$162,874	$83,651	$605,343	$77,581	$7,184	$1,477,937
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$-	$-	$127	$149	$-	$-	$277
Collectively evaluated for impairment	807	7,348	1,501	1,064	8,458	1,240	153	20,571
	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848
Activity in allowance for loan losses:
Beginning balance at 1/1/13	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Chargeoffs	-	-	-	-	-	-	3	3
Recoveries	18	-	113	-	-	-	4	135
Provision for loan losses (credit)	89	140	(324)	(11)	(298)	187	25	(192)
Ending balance at 3/31/13	$941	$5,482	$1,767	$1,152	$7,431	$1,640	$151	$18,564

For individually impaired loans, the following tables set forth by class of loans at March 31, 2014 and December 31, 2013 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2014 and 2013.  The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees.

				Three Months Ended
	March 31, 2014			March 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages:
Multifamily	$340	$400	$-	$342	$-
Other	38	38	-	38	1
Owner-occupied	406	411	-	407	-
Residential mortgages - closed end	240	283	-	243	-

With an allowance recorded:
Commercial and industrial	30	30	1	32	-
Commercial mortgages - owner-occupied	249	254	47	249	-
Residential mortgages - closed end	906	917	78	912	6

Total:
Commercial and industrial	30	30	1	32	-
Commercial mortgages:
Multifamily	340	400	-	342	-
Other	38	38	-	38	1
Owner-occupied	655	665	47	656	-
Residential mortgages - closed end	1,146	1,200	78	1,155	6
	$2,209	$2,333	$126	$2,223	$7

				Three Months Ended
	December 31, 2013			March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$46	$1
Commercial mortgages:
Multifamily	347	400	-	1,101	10
Other	3,037	3,084	-	1,764	25
Owner-occupied	-	-	-	174	-
Residential mortgages:
Closed end	580	617	-	577	-
Revolving home equity	211	213	-	380	-

With an allowance recorded:
Commercial and industrial	34	34	1	-	-
Commercial mortgages - owner-occupied	657	666	127	-	-
Residential mortgages - closed end	959	969	149	3,840	21

Total:
Commercial and industrial	34	34	1	46	1
Commercial mortgages:
Multifamily	347	400	-	1,101	10
Other	3,037	3,084	-	1,764	25
Owner-occupied	657	666	127	174	-
Residential mortgages:
Closed end	1,539	1,586	149	4,417	21
Revolving home equity	211	213	-	380	-
	$5,825	$5,983	$277	$7,882	$57

Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.  The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	March 31, 2014
	30-59 Days	60-89 Days	Past Due 90 Days or More and	Nonaccrual	Total Past Due Loans & Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$69,700	$69,700
Commercial mortgages:
Multifamily	-	-	-	339	339	452,828	453,167
Other	-	-	-	-	-	155,201	155,201
Owner-occupied	-	-	-	655	655	104,065	104,720
Residential mortgages:
Closed end	1,243	-	-	683	1,926	619,887	621,813
Revolving home equity	380	-	-	-	380	77,230	77,610
Consumer	-	-	-	-	-	6,472	6,472
	$1,623	$-	$-	$1,677	$3,300	$1,485,383	$1,488,683

	December 31, 2013
	30-59 Days	60-89 Days	Past Due 90 Days or More and	Nonaccrual	Total Past Due Loans & Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$71,818	$71,818
Commercial mortgages:
Multifamily	-	-	-	347	347	469,139	469,486
Other	-	-	-	1,311	1,311	161,563	162,874
Owner-occupied	-	-	-	657	657	82,994	83,651
Residential mortgages:
Closed end	67	-	-	1,070	1,137	604,206	605,343
Revolving home equity	112	-	-	211	323	77,258	77,581
Consumer	5	-	-	-	5	7,179	7,184
	$184	$-	$-	$3,596	$3,780	$1,474,157	$1,477,937

Troubled Debt Restructurings.  A restructuring constitutes a troubled debt restructuring when it includes a concession by the Bank and the borrower is experiencing financial difficulty.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  The Bank performs the evaluation under its internal underwriting policy.

During the three months ended March 31, 2014 and 2013, the Bank did not modify any loans in troubled debt restructurings.

At March 31, 2014 and December 31, 2013, the Bank had an allowance for loan losses of $126,000 and $208,000, respectively, allocated to specific troubled debt restructurings.  The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the three months ended March 31, 2014 and 2013 that were modified during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans Held-for-Sale.  The March 31, 2014 consolidated balance sheet includes three loans held-for-sale at their estimated fair value of $400,000.  During the first quarter of 2014, the Bank charged-off $235,000 against the allowance for loan losses upon transfer of the loans to held-for-sale.

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

	March 31, 2014
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$4,283	$2,261	$61,927	$722	$477	$30	$-	$69,700
Commercial mortgages:
Multifamily	-	30,599	412,000	10,229	-	339	-	453,167
Other	-	7,617	143,428	1,157	2,961	38		155,201
Owner-occupied	-	3,650	93,071	5,029	-	2,970	-	104,720
	$4,283	$44,127	$710,426	$17,137	$3,438	$3,377	$-	$782,788

	December 31, 2013
	Internally Assigned Risk Rating
					Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$6,021	$6,208	$58,120	$280	$1,155	$34	$-	$71,818
Commercial mortgages:
Multifamily	-	31,211	428,459	9,470	-	346	-	469,486
Other	-	10,424	148,812	601	-	3,037	-	162,874
Owner-occupied	-	3,871	71,810	4,161	837	2,972	-	83,651
	$6,021	$51,714	$707,201	$14,512	$1,992	$6,389	$-	$787,829

The following tables present the recorded investment in residential mortgages, home equity lines, and other consumer loans by class of loans and risk rating.

	March 31, 2014
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$567,103	$35,098	$16,710	$1,756	$-	$1,146	$-	$621,813
Revolving home equity	64,388	7,642	5,580	-	-	-	-	77,610
Consumer	5,411	551	197	-	-	-	-	6,159
	$636,902	$43,291	$22,487	$1,756	$-	$1,146	$-	$705,582

	December 31, 2013
	Internally Assigned Risk Rating
					Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$554,579	$30,530	$16,916	$1,779	$-	$1,539	$-	$605,343
Revolving home equity	64,135	7,324	5,559	352	-	211	-	77,581
Consumer	5,068	520	214	-	-	-	-	5,802
	$623,782	$38,374	$22,689	$2,131	$-	$1,750	$-	$688,726

Deposit account overdrafts were $313,000 and $1,382,000 at March 31, 2014 and December 31, 2013, respectively.  Overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

5 – OTHER ASSETS

The Bank is seeking to sell the land and building of one of its branch banking offices.  The carrying value of the assets to be sold was $278,000 and $280,000 at March 31, 2014 and December 31, 2013, respectively, and is included in Other Assets on the Corporation’s consolidated balance sheets.

6 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”).  Awards may be granted under the 2014 plan as incentive and non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), or any combination thereof, any of which may be subject to performance-based vesting conditions.  One million (1,000,000) shares of the Corporation’s common stock are reserved for issuance of awards under the 2014 Plan.  All of the 1,000,000 shares may be issued pursuant to the exercise of stock options or stock appreciation rights.  The maximum number of shares that may be issued as restricted stock awards or restricted stock units is 350,000 shares.  The 2014 Plan is administered by the members of the Compensation Committee of the Board of Directors, and no further awards can be made under the 2006 Plan.  Outstanding awards under the 2006 Plan that expire or are forfeited will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan.

The Corporation’s 2006 Stock Compensation Plan (“2006 Plan”) permitted the granting of stock options, stock appreciation rights, restricted stock, and RSUs to employees and non-employee directors for up to 600,000 shares of common stock.  Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of NQSOs and RSUs, while equity grants to other officers consisted solely of NQSOs.  Beginning with the January 2012 grant, equity compensation for all officers and directors consisted solely of RSUs.

Fair Value of Stock Option Awards. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted by the Corporation’s Board of Directors during 2013 or the three months ended March 31, 2014.

Fair Value of Restricted Stock Units.  The grant date fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.

Compensation Expense.  Compensation expense for stock options is recognized ratably over a five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.

Compensation expense for performance-based RSUs awarded through March 31, 2014 is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.

The Corporation’s Board of Directors granted 25,419 performance-based RSUs in the first quarter of 2014.  In addition, the Board of Directors granted 8,005 RSUs for which compensation expense will be recognized over a two to three year service-based vesting period.

In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $349,000 and $136,000 and recognized related income tax benefits of $142,000 and $54,000 in the first three months of 2014 and 2013, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of March 31, 2014, and changes during the three-month period then ended.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	232,534	$23.46
Exercised	(17,874)	23.25
Forfeited or expired	-	-
Outstanding at March 31, 2014	214,660	$23.48	4.34	$3,677
Exercisable at March 31, 2014	188,064	$22.88	4.04	$3,335

All options outstanding at March 31, 2014 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first three months of 2014 and 2013 was $313,000 and $213,000, respectively.

RSU Activity.  The following table presents a summary of RSUs outstanding under the Corporation’s 2006 Plan as of March 31, 2014 and changes during the three-month period then ended.

	Number of RSUs	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	64,610	$25.54
Granted	33,424	39.16
Converted	(8,276)	26.40
Forfeited	-	-
Outstanding at March 31, 2014	89,758	$30.53	2.1	$3,645
Vested and Convertible at March 31, 2014	-	$-	-	$-

The number of RSUs in the table represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted.  RSUs outstanding at March 31, 2014 include 82,485 that are expected to vest and become convertible in the future.  The total intrinsic value of RSUs converted during the first three months of 2014 and 2013 was $348,000 and $325,000, respectively.

Unrecognized Compensation Cost.  As of March 31, 2014, there was $1,790,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $201,000 for options and $1,589,000 for RSUs.  The total cost is expected to be recognized over a weighted-average period of 1.9 years which is based on weighted-average periods of 1.5 years and 2.1 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the three months ended March 31, 2014 and 2013 was $416,000 and $669,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the three months ended March 31, 2014 and 2013 were $110,000 and $69,000, respectively.

Other.  No cash was used to settle stock options during the first three months of 2014 or 2013.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Service cost, net of plan participant contributions	$279	$303
Interest cost	352	304
Expected return on plan assets	(752)	(664)
Amortization of prior service cost	4	6
Amortization of net actuarial loss	-	157
Net pension cost	$(117)	$106

The Bank makes cash contributions to the pension plan (“Plan”) which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax-deductible contributions.  The Bank has no minimum required pension contribution for the Plan year ending September 30, 2014 and its maximum tax-deductible contribution is $1,177,000.  Management has not yet determined whether the Bank will make a contribution to the Plan in 2014.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2014 or 2013.

The fair values of the Corporation’s investment securities designated as available-for-sale at March 31, 2014 and December 31, 2013 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at March 31, 2014 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$371,411	$-	$371,411	$-
Pass-through mortgage securities	147,062	-	147,062	-
Collateralized mortgage obligations	258,228	-	258,228	-
	$776,701	$-	$776,701	$-

		Fair Value Measurements at December 31, 2013 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$356,553	$-	$356,553	$-
Pass-through mortgage securities	151,818	-	151,818	-
Collateralized mortgage obligations	276,422	-	276,422	-
	$784,793	$-	$784,793	$-

Assets measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2014:
Residential mortgages held-for-sale:
Closed end	$305	$-	$-	$305
Revolving home equity	95	-	-	95
	$400	$-	$-	$400

Impaired loans:
Commercial mortgages - owner-occupied	$202	$-	$-	$202
Residential mortgages - closed end	176	-	-	176
	$378	$-	$-	$378

December 31, 2013:
Residential mortgages held-for-sale:
Closed end	$900	$-	$-	$900

Impaired loans:
Commercial mortgages - owner-occupied	$530	$-	$-	$530
Residential mortgages - closed end	278	-	-	278
	$808	$-	$-	$808

The impaired loans set forth in the preceding table had principal balances of $442,000 and $1,024,000 at March 31, 2014 and December 31, 2013, respectively, and valuation allowances of $64,000 and $216,000, respectively.  During the three months ended March 31, 2014, the Corporation recorded a credit provision for loan losses of $25,000 for impaired loans measured at fair value.  During the three months ended March 31, 2013, the Corporation recorded a provision for loan losses of $188,000 for impaired loans measured at fair value.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at March 31, 2014 and December 31, 2013.

	Level of	March 31, 2014		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$47,680	$47,680	$35,497	$35,497
Held-to-maturity securities	Level 2	27,943	29,249	31,315	32,759
Held-to-maturity securities	Level 3	616	616	789	789
Loans	Level 3	1,467,750	1,456,582	1,456,281	1,447,199
Restricted stock	Level 1	15,819	15,819	19,869	19,869
Accrued interest receivable:
Investment securities	Level 2	4,941	4,941	4,766	4,766
Loans	Level 3	3,905	3,905	3,819	3,819

Financial Liabilities:
Checking deposits	Level 1	632,839	632,839	599,114	599,114
Savings, NOW and money market deposits	Level 1	933,514	933,514	917,974	917,974
Time deposits	Level 2	301,651	307,088	265,040	270,545
Short-term borrowings	Level 1	9,778	9,778	110,463	110,463
Long-term debt	Level 2	295,000	295,196	285,000	285,502
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	26	26	33	33
Time deposits	Level 2	4,959	4,959	5,802	5,802
Short-term borrowings	Level 1	-	-	1	1
Long-term debt	Level 2	600	600	571	571

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

Overview

Net income and earnings per share for the first quarter of 2014 were $6.0 million and $.64, respectively, representing increases over the same quarter last year of 5.6% and 3.2%, respectively.  Compared to the fourth quarter of 2013, net income is up $782,000, or 15.1%, and earnings per share are up $.08, or 14.3%, primarily because of a decrease in the provision for loan losses of $1.2 million.  Dividends per share were $.26 for the first quarter of 2014, or 4.0% more than the $.25 per share declared in the same quarter last year.  Returns on average assets (ROA) and average equity (ROE) for the first quarter of 2014 were 1.01% and 11.36%, respectively, versus 1.09% and 11.10%, respectively, for the first quarter of 2013. Book value per share increased by 5%, or from $22.59 at year-end 2013 to $23.72 at the close of the current quarter.  The credit quality of the Bank’s loan portfolio remains excellent, and management intends to continue taking advantage of lending and branching opportunities in the Bank’s marketplace.

Analysis of First Quarter Earnings.  Net income increased by $318,000 when comparing the first three months of 2014 to the same period last year.  The increase is primarily attributable to increases in net interest income and noninterest income of $925,000 and $173,000, respectively.  Partially offsetting these items were increases in noninterest expense and income tax expense of $410,000 and $237,000, respectively, and a decrease of $133,000 in the credit provision for loan losses.

The increase in net interest income of $925,000 resulted from an increase in average interest-earning assets of $299.9 million, or 14.8%, as partially offset by a 26 basis point decline in the net interest margin.  The increase in average interest-earning assets is primarily attributable to increases in the average balances of loans of $334.5 million and nontaxable securities of $16.1 million, as partially offset by a decrease in the average balance of taxable securities of $55.8 million.  Partially offsetting these items was a 26 basis point decline in the net interest margin from 3.31% in the first quarter of 2013 to 3.05% for the current quarter.  Net interest margin declined quarter-over-quarter as loans were repriced and cash flows were deployed in a low interest rate environment and the Bank took on additional term funding in the form of time deposits and long-term Federal Home Loan Bank borrowings.

The increase in noninterest income of $173,000 is largely attributable to increases in service charges on deposit accounts, Investment Management Division income and net gains on sales of securities, as partially offset by a decrease in other noninterest income.  The $410,000 increase in noninterest expense is comprised of increases in salaries, occupancy and equipment expense and other noninterest expense, as partially offset by a decrease in employee benefits expense.

Asset Quality.  The Bank’s allowance for loan losses to total loans (reserve coverage ratio) decreased by 3 basis points from 1.41% at year-end 2013 to 1.38% at the close of the current quarter.  The decrease is primarily due to a change in management’s estimate of the impact of current economic conditions on the required allowance for loan losses and a decrease in specific reserves on loans individually deemed to be impaired.  The Bank’s reserve coverage ratio also decreased by 3 basis points during the first quarter of 2013, or from 1.62% at year-end 2012 to 1.59% at March 31, 2013.  The decrease was primarily due to a reduction in historical loss rates and net recoveries on loans previously charged off.

The credit provision for loan losses was $59,000 for the first three months of 2014, a decrease of $133,000 from a $192,000 credit provision for the same quarter last year.  The $59,000 credit provision for loan losses in the first quarter of 2014 is primarily attributable to the reduction in the reserve coverage ratio, as partially offset by net chargeoffs and growth in the loan portfolio.  The $192,000 credit provision for loan losses in the first quarter of 2013 was primarily attributable to the reduction in the reserve coverage ratio, as partially offset by growth in the loan portfolio and an increase in specific reserves on loans individually deemed to be impaired.

The credit quality of the Bank’s loan portfolio remains excellent.  Nonaccruing loans, including loans held-for-sale, amounted to $2.1 million, or .14% of total loans outstanding, at March 31, 2014, compared to $4.5 million, or .30% of total loans outstanding at December 31, 2013.  Troubled debt restructurings declined by $933,000 during the quarter to $2.2 million at March 31, 2014.  Of this amount, $532,000 are performing in accordance with their modified terms and $1.6 million are nonaccrual and included in the aforementioned amount of nonaccrual loans.  The decrease in nonaccrual loans largely resulted from the sale of one held-for-sale loan for its carrying value of $900,000 and the restoration of one loan to an accruing status.  The decrease in troubled debt restructurings largely resulted from the disposition of the loan held-for-sale.  Loans past due 30 through 89 days at March 31, 2014 amounted to $1.6 million, or .11% of total loans outstanding.

The credit quality of the Bank’s securities portfolio also remains excellent.  The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 82% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities.  The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies.  In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis.  On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

  Capital.  The Corporation’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.79%, 16.13% and 17.39%, respectively, at March 31, 2014.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  Additionally, with respect to loan growth, the Bank will continue to develop its existing broker and correspondent relationships.  All loans originated through such relationships are underwritten by Bank personnel. The Bank expects to open branches in Oceanside and Manhasset, Long Island by the third quarter of 2014 and in Greenlawn, Long Island during the first quarter of 2015.  Management is continuing its ongoing evaluation of additional sites for future branch expansion.

Challenges We Face.  Although intermediate and long-term interest rates are significantly higher than they were one year ago, they are still relatively low and could remain so for the foreseeable future.  In addition, there is significant price competition for loans in the Bank’s marketplace and there is little room for the Bank to further reduce its deposit rates.  The persistence of these factors could result in a decline in net interest margin from its current level.  If that were to occur, and management is unable to offset the resulting negative impact by increasing the volume of the Bank’s interest-earning assets, effecting a favorable change in the mix of the Bank’s interest-earning assets or interest-bearing liabilities, reducing expenses or the employment of other measures, the Bank’s profitability could decline.

Commercial and residential real estate values have been negatively impacted by persistently high levels of unemployment and underemployment, the erosion of household disposable income, foreclosures and commercial vacancies.  Although economic conditions seem to be improving, these factors still present meaningful threats to the maintenance of loan quality.

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

	Three Months Ended March 31,
	2014			2013
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$16,338	$8	.20%	$11,274	$6	.22%
Investment Securities:
Taxable	440,186	2,364	2.15	495,964	2,623	2.12
Nontaxable (1)	390,913	4,941	5.06	374,766	4,785	5.11
Loans (1) (2)	1,481,098	14,063	3.80	1,146,630	12,338	4.31
Total interest-earning assets	2,328,535	21,376	3.67	2,028,634	19,752	3.90
Allowance for loan losses	(21,197)			(18,982)
Net interest-earning assets	2,307,338			2,009,652
Cash and due from banks	26,885			28,284
Premises and equipment, net	25,098			24,690
Other assets	42,746			36,061
	$2,402,067			$2,098,687

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$931,416	493	.21	$878,125	609	.28
Time deposits	282,362	1,417	2.04	253,761	1,282	2.05
Total interest-bearing deposits	1,213,778	1,910	.64	1,131,886	1,891	.68
Short-term borrowings	58,129	50	.35	80,420	67	.34
Long-term debt	292,444	1,637	2.27	145,000	991	2.77
Total interest-bearing liabilities	1,564,351	3,597	.93	1,357,306	2,949	.88
Checking deposits	608,138			514,177
Other liabilities	16,929			21,122
	2,189,418			1,892,605
Stockholders' equity	212,649			206,082
	$2,402,067			$2,098,687

Net interest income (1)		$17,779			$16,803
Net interest spread (1)			2.74%			3.02%
Net interest margin (1)			3.05%			3.31%

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

	Three Months Ended March 31,
	2014 Versus 2013
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$3	$(1)	$-	$2
Investment securities:
Taxable	(295)	41	(5)	(259)
Nontaxable	206	(48)	(2)	156
Loans	3,604	(1,454)	(425)	1,725
Total interest income	3,518	(1,462)	(432)	1,624

Interest Expense:
Savings, NOW & money market deposits	37	(144)	(9)	(116)
Time deposits	144	(9)	-	135
Short-term borrowings	(19)	2	-	(17)
Long-term debt	1,008	(179)	(183)	646
Total interest expense	1,170	(330)	(192)	648

Increase (decrease) in net interest income	$2,348	$(1,132)	$(240)	$976

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Although intermediate and long-term interest rates were significantly higher in the first quarter of 2014 than the same quarter last year, they are still relatively low.  In this sustained low interest rate environment, despite significant growth quarter-over-quarter in the average balances of loans and noninterest-bearing checking deposits of 29.2% and 18.3%, respectively, net interest income on a tax-equivalent basis only increased by 5.8%, or $976,000.  In addition, net interest margin declined by 26 basis points from 3.31% in the first quarter of 2013 to 3.05% for the current quarter.  A low interest rate environment exerts downward pressure on net interest income and net interest margin primarily because: (1) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is reduced; (2) cash received from payments and prepayments of higher yielding loans and securities are sometimes used to originate or purchase lower yielding loans and securities; (3) some loans prepay in full resulting in the immediate writeoff of deferred costs while the rates on other loans are modified downward; and (4) prepayment speeds on mortgage securities can be relatively high, thereby necessitating the faster amortization of purchase premiums.

Average interest-earning assets increased by $299.9 million, or 14.8%, when comparing the first quarter of 2014 to the same quarter last year.  The increase is primarily comprised of increases in the average balances of loans of $334.5 million, or 29.2%, and nontaxable securities of $16.1 million, or 4.3%, as partially offset by a decrease in the average balance of taxable securities of $55.8 million, or 11.2%.  From a yield perspective, the shift from taxable securities to loans and nontaxable securities partially mitigated the negative impact on net interest margin of the persistently low interest rate environment.

Loan growth, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of long-term borrowings of $147.4 million, or 101.7%, noninterest-bearing checking deposits of $94.0 million, or 18.3%, and interest-bearing deposits of $81.9 million, or 7.2%. The $147.4 million increase in long-term borrowings together with a quarter-over-quarter increase in the average balance of time deposits of $28.6 million, or 11.3%, resulted from management’s desire to better match the duration of the Bank’s assets and liabilities and thereby hedge against an eventual increase in interest rates.

The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, and broker relationships for both residential and multifamily commercial mortgages.  Management expects loan growth to increase during the remainder of 2014 as the loan pipeline expands and management takes advantage of lending opportunities in the Bank’s marketplace.  The Bank’s continued ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships and the Bank’s positive reputation in its marketplace.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income increased $173,000, or 10.3%, when comparing the first three months of 2014 to the same period last year.  The increase in noninterest income is largely attributable to increases in service charges on deposit accounts of $94,000, or 13.3%, Investment Management Division income of $89,000, or 21.7%, and net gains on sales of securities of $65,000.  Partially offsetting these items was a decrease of $75,000 in other noninterest income due primarily to the fact that the first quarter of 2013 included a real estate tax refund of $73,000.  The increase in Investment Management Division income resulted from appreciation in the market value of assets under management and new business.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $410,000, or 4.2%,  when comparing the first three months of 2014 to the same period last year.  The increase is comprised of increases in salaries of $229,000, or 5.5%, occupancy and equipment expense of $239,000, or 12.0%, and other noninterest expense of $141,000, or 6.5%, partially offset by a decrease in employee benefits expense of $199,000, or 14.1%. The increase in salaries is primarily due to higher stock-based compensation expense, normal annual salary adjustments and additions to staff in the back office.  The increase in occupancy and equipment expense is largely due to increases in general maintenance and repairs expense, snow removal costs and the cost of servicing equipment.  The increase in other noninterest expense includes an increase in marketing expense and a growth-related increase in FDIC insurance expense.  The decrease in employee benefits expense is largely attributable to a decrease in pension expense, partially offset by an increase in incentive compensation cost.  Pension expense declined as a result of changing market conditions which resulted in favorable performance of plan assets and a decrease in the discounted value of the plan’s benefit obligation.  Management continues to maintain a strong focus on expense control measures and enhancements in operating efficiency.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 23.7% for the first three months of 2014 compared to 22.3% for the same period last year.  The largest contributor to the increase in the effective tax rate is the fact that income on tax-exempt securities became a smaller percentage of pre-tax income.

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

The Bank’s Allowance for Loan and Lease Losses Committee (“ALLL Committee”), which is chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department.  In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance.  The Board Loan Committee reviews and approves the Bank’s Allowance for Loan and Lease Losses Policy at least once each calendar year. The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency (“OCC”) whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

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

	March 31,	December 31,
	2014	2013
	(dollars in thousands)
Nonaccrual loans (1):
Troubled debt restructurings	$1,624	$2,548
Other	453	1,948
Total nonaccrual loans	2,077	4,496
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	2,077	4,496
Troubled debt restructurings - performing	532	541
Total risk elements	$2,609	$5,037

Nonaccrual loans as a percentage of total loans	.14%	.30%
Nonperforming assets as a percentage of total loans and other real estate owned	.14%	.30%
Risk elements as a percentage of total loans and other real estate owned	.18%	.34%

(1)	Includes loans held-for-sale.

Nonaccrual loans held-for sale were $400,000 and $900,000 at March 31, 2014 and December 31, 2013, respectively.  There were no performing troubled debt restructurings that were past due 30 through 89 days and still accruing at March 31, 2014 or December 31, 2013.  The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses decreased by $293,000 during the first three months of 2014, amounting to $20.6 million, or 1.38% of total loans, at March 31, 2014 compared to $20.8 million, or 1.41% of total loans, at December 31, 2013.  During the first three months of 2014, the Bank had loan chargeoffs and recoveries of $235,000 and $1,000, respectively, and recorded a credit provision for loan losses of $59,000.  The $235,000 of chargeoffs were recorded on loans transferred to held-for-sale during the first quarter of 2014.  The $59,000 credit provision for loan losses is primarily attributable to the 3 basis points reduction in the reserve coverage ratio, as partially offset by net chargeoffs and growth in the loan portfolio.  The reserve coverage ratio decreased due to a change in management’s estimate of the impact of current economic conditions on the required allowance for loan losses and a decrease in specific reserves on loans individually deemed to be impaired.  The $192,000 credit provision for loan losses in the first quarter of 2013 was primarily attributable to a reduction in the reserve coverage ratio, as partially offset by growth in the loan portfolio and an increase in specific reserves on loans individually deemed to be impaired.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at March 31, 2014.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  Although economic conditions have recently shown signs of improvement, general economic conditions have been unfavorable as characterized by high levels of unemployment and underemployment, suppressed commercial and residential real estate values and elevated commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first three months of 2014, the Corporation’s cash and cash equivalent position increased by $12.2 million, from $35.5 million at December 31, 2013 to $47.7 million at March 31, 2014.  The increase occurred primarily because cash provided by deposit growth, additional long-term borrowings, maturities and paydowns of loans and securities and operations exceeded the cash used to repay short-term borrowings, originate loans and purchase securities.

During the first quarter of 2014, total deposits grew $85.9 million, or 4.8%, to $1.9 billion at March 31, 2014.  The increase was attributable to growth in time deposits of $36.6 million, or 13.8%, noninterest-bearing checking balances of $33.7 million, or 5.6%, and savings, NOW and money market deposits of $15.5 million, or 1.7%.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements.  Total borrowings decreased $90.7 million, or 22.9%, during the first three months of 2014.  The decrease is attributable to a reduction in short-term borrowings of $100.7 million, as partially offset by an increase in long-term borrowings of $10 million.  Long-term borrowings totaled $295 million at March 31, 2014, representing 96.8% of total borrowings at quarter-end.  The Bank has been adding to its long-term fixed rate borrowing position to better match the duration of assets and liabilities and thereby hedge against an eventual increase in interest rates.

Liquidity.  The Bank has a Board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At March 31, 2014, the Bank had approximately $496 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.3 billion at March 31, 2014.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under regulatory capital standards in effect at March 31, 2014, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a Tier 1 leverage capital ratio equal to or greater than 5%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a total risk-based capital ratio equal to or greater than 10%.  The Bank’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 8.68%, 15.93% and 17.19%, respectively, at March 31, 2014 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The Corporation on a consolidated basis is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of March 31, 2014. (See “Regulatory Rulemakings” that follows.)

Stockholders’ equity totaled $218.1 million at March 31, 2014, an increase of $11.5 million from $206.6 million at December 31, 2013.  The increase resulted primarily from an increase in the after-tax amount of unrealized gains on available-for-sale securities of $6.0 million, net income of $6.0 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $1.7 million, partially offset by cash dividends declared of $2.4 million.

On April 22, 2014, the stockholders of the Corporation approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from twenty million to forty million.

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

	Total RBC	Tier 1 RBC	Common Equity Tier 1 RBC	Leverage
Requirement	Measure (%)	Measure (%)	Measure (%)	Measure (%)

Well Capitalized	≥ 10	≥ 8	≥ 6.5	≥ 5
Adequately Capitalized	≥ 8	≥ 6	≥ 4.5	≥ 4
Undercapitalized	< 8	< 6	< 4.5	< 4
Significantly Undercapitalized	< 6	< 4	< 3	< 3
Critically Undercapitalized	Tangible equity to total assets ≤ 2

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

New York State Tax Reform

On March 31, 2014, the New York State legislature approved the fiscal 2015 budget bill (the “legislation”) which includes significant changes to New York State tax law impacting banks.  The banking corporation franchise tax under Article 32 is repealed effective January 1, 2015, and banks will now be subject to the general business corporation franchise tax under a substantially revised Article 9A.

While the following discussion is not intended to cover all aspects of the legislation impacting banks, it does address what management believes to be the more significant ones.  Except where noted, the changes are effective for tax years beginning on or after January 1, 2015.

1) The franchise tax rate on business income is reduced from 7.1% to 6.5% effective January 1, 2016.

2) The Metropolitan Commuter Transportation District tax surcharge is made permanent and raised from 17% to 25.6% of the franchise tax.

3) The alternative entire net income tax and tax on subsidiary capital are eliminated. As a result, banks will now pay a franchise tax equal to the highest of their calculated business income tax, capital tax or fixed dollar minimum tax.  The maximum tax on capital is increased from $1 million to $5 million, and the fixed dollar minimum tax, which was previously capped at $5,000, will range from $5,000 to $200,000.

4) The methodology for determining income apportionment, or the degree to which income is allocated to and taxed by New York State, is changing from a three-factor formula based on receipts, payroll and deposits to solely receipts.  In addition, favorable apportionment treatment is provided for interest income from federal, state and municipal debt; asset backed securities; certain corporate bonds; and federal funds.

5) The 22.5% deduction for interest income on government obligations is eliminated.

6) The tax savings associated with a grandfathered Article 9A corporation, like FNY Service Corp., is eliminated.

7) For real estate investment trusts (“REITs”) in place as of April 1, 2014 (grandfathered REITs), the law allows a subtraction modification to entire net income equal to 160% of the dividends paid deduction allowed for federal income tax purposes.

8) For banks other than those that maintain grandfathered REITs during the tax year, there are two new alternative subtraction modifications in arriving at entire net income.  Both subtraction modifications, as summarized below, are mutually exclusive and involve complex calculations and analyses.

a) Percentage-of-taxable-income bad debt deduction computed as the excess of 32 percent of taxable income before the deduction over the amount of the federal bad debt deduction already taken.  This deduction is only available to thrifts and community banks, as defined, who satisfy the qualified thrift lender 60 percent asset test, as defined.

b) An exclusion of one-half of the net interest income of the institution from residential mortgages and small business loans, as defined.

Management is currently analyzing the changes included in the legislation, but has not yet determined their impact on the Corporation’s tax burden.  One important decision that the management will need to make is whether it will be more beneficial for the Corporation to retain its grandfathered REIT or avail itself of one of the new subtraction modifications.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank invests in interest-earning assets, which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits and capital.  The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics.  The Bank defines interest rate risk as the risk that the Bank's net interest income and/or economic value of equity (“EVE”) will change when interest rates change.  The principal objective of the Bank’s asset liability management activities is to optimize current and future net interest income while at the same time maintaining acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation’s EVE at March 31, 2014 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2015 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 5.5 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending March 31, 2015 and calculations of EVE at March 31, 2014 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at March 31, 2014		Net Interest Income for Year Ending 3/31/15
		Percent Change From		Percent Change From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$206,184	-23.4%	$68,219	-4.8%
+ 200 basis point rate shock	241,432	-10.3%	73,747	2.9%
+ 100 basis point rate shock	264,640	-1.7%	74,613	4.1%
Base case (no rate change)	269,229	-	71,641	-
- 100 basis point rate shock	252,902	-6.1%	68,230	-4.8%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 300 basis points could negatively impact the Bank’s net interest income for the year ending March 31, 2015.  Conversely, an immediate increase in interest rates of 100 or 200 basis points could positively impact the Bank’s net interest income for the same time period.  The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further.  Unlike the shock up 100 or 200 basis point scenarios, in the shock up 300 basis point scenario it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted.  Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

Forward-Looking Statements

This report on Form 10-Q and the documents incorporated into it by reference contain various forward-looking statements.  These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time.  Forward-looking statements speak only as of the date they are made.  We do not assume any duty and do not undertake to update our forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, in Part I under “Item 1A.  Risk Factors.”  Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Amendment of Certificate of Incorporation dated May 1, 2014

10.1	Special Severance Agreement dated as of February 17, 2014 between The First of Long Island Corporation and Richard P. Perro, Executive Vice President

10.2	The First of Long Island Corporation 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 17, 2014)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 12, 2014	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)