Form 10-Q
period 2014-06-30
FIRST OF LONG ISLAND CORP
filed 2014-08-11
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 31, 2014
Common stock, $.10 par value per share	9,210,633

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2014	2013

Assets:
Cash and due from banks	$44,971	$35,034
Temporary investments	784	463
Cash and cash equivalents	45,755	35,497

Investment securities:
Held-to-maturity, at amortized cost (fair value of $27,578 and $33,548)	26,243	32,104
Available-for-sale, at fair value	811,325	784,793
	837,568	816,897

Loans held-for-sale	1,800	900

Loans:
Commercial and industrial	69,251	71,818
Secured by real estate:
Commercial mortgages	747,667	716,011
Residential mortgages	664,197	605,343
Home equity lines	81,128	77,581
Consumer	6,483	7,184
	1,568,726	1,477,937
Allowance for loan losses	(21,140)	(20,848)
	1,547,586	1,457,089

Restricted stock, at cost	19,043	19,869
Bank premises and equipment, net	26,135	24,463
Bank-owned life insurance	14,445	14,185
Pension plan assets, net	18,775	18,532
Other assets	12,571	12,460
	$2,523,678	$2,399,892
Liabilities:
Deposits:
Checking	$631,484	$599,114
Savings, NOW and money market	951,866	917,974
Time, $100,000 and over	205,670	173,379
Time, other	119,827	91,661
	1,908,847	1,782,128

Short-term borrowings	71,765	110,463
Long-term debt	295,000	285,000
Accrued expenses and other liabilities	12,040	13,141
Deferred income taxes payable	10,098	2,604
	2,297,750	2,193,336

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares Issued and outstanding, 9,194,480 and 9,141,767 shares	919	914
Surplus	48,988	46,873
Retained earnings	163,831	157,107
	213,738	204,894
Accumulated other comprehensive income, net of tax	12,190	1,662
	225,928	206,556
	$2,523,678	$2,399,892

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013

Interest and dividend income:
Loans	$28,292	$24,895	$14,233	$12,563
Investment securities:
Taxable	4,809	5,274	2,437	2,645
Nontaxable	6,609	6,325	3,348	3,167
	39,710	36,494	20,018	18,375
Interest expense:
Savings, NOW and money market deposits	958	1,218	465	609
Time deposits	2,932	2,503	1,515	1,221
Short-term borrowings	74	151	24	84
Long-term debt	3,303	1,996	1,666	1,005
	7,267	5,868	3,670	2,919
Net interest income	32,443	30,626	16,348	15,456
Provision for loan losses	923	755	982	947
Net interest income after provision for loan losses	31,520	29,871	15,366	14,509

Noninterest income:
Investment Management Division income	1,021	896	521	485
Service charges on deposit accounts	1,588	1,417	785	708
Net gains on sales of securities	118	4	49	-
Other	917	1,055	442	505
	3,644	3,372	1,797	1,698
Noninterest expense:
Salaries	8,881	8,166	4,451	3,965
Employee benefits	2,351	2,657	1,138	1,245
Occupancy and equipment	4,326	3,926	2,089	1,928
Other	4,727	4,498	2,417	2,329
	20,285	19,247	10,095	9,467

Income before income taxes	14,879	13,996	7,068	6,740
Income tax expense	3,378	3,050	1,524	1,433
Net income	$11,501	$10,946	$5,544	$5,307

Weighted average:
Common shares	9,180,716	9,060,294	9,193,934	9,081,320
Dilutive stock options and restricted stock units	96,552	69,565	96,944	69,826
	9,277,268	9,129,859	9,290,878	9,151,146
Earnings per share:
Basic	$1.25	$1.21	$.60	$.58
Diluted	$1.24	$1.20	$.60	$.58

Cash dividends declared per share	$.52	$.50	$.26	$.25

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013

Net income	$11,501	$10,946	$5,544	$5,307

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	17,761	(28,302)	7,568	(20,899)
Change in funded status of pension plan	7	326	3	163
Other comprehensive income (loss) before income taxes	17,768	(27,976)	7,571	(20,736)
Income tax expense (benefit)	7,240	(11,106)	3,074	(8,232)
Other comprehensive income (loss)	10,528	(16,870)	4,497	(12,504)
Comprehensive income (loss)	$22,029	$(5,924)	$10,041	$(7,197)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2014
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2014	9,141,767	$914	$46,873	$157,107	$1,662	$206,556
Net income				11,501		11,501
Other comprehensive income					10,528	10,528
Repurchase of common stock	(2,902)		(121)			(121)
Common stock issued under stock compensation plans, including tax benefit	27,379	2	509			511
Common stock issued under dividend reinvestment and stock purchase plan	28,236	3	1,114			1,117
Stock-based compensation			613			613
Cash dividends declared				(4,777)		(4,777)
Balance, June 30, 2014	9,194,480	$919	$48,988	$163,831	$12,190	$225,928

	Six Months Ended June 30, 2013
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2013	9,001,686	$900	$42,643	$145,087	$16,740	$205,370
Net income				10,946		10,946
Other comprehensive loss					(16,870)	(16,870)
Repurchase of common stock	(3,211)		(95)			(95)
Common stock issued under stock compensation plans, including tax benefit	46,954	4	855			859
Common stock issued under dividend reinvestment and stock purchase plan	38,117	4	1,057			1,061
Stock-based compensation			218			218
Cash dividends declared				(4,534)		(4,534)
Balance, June 30, 2013	9,083,546	$908	$44,678	$151,499	$(130)	$196,955

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2014	2013

Cash Flows From Operating Activities:
Net income	$11,501	$10,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	923	755
Provision for off-balance-sheet credit losses	9	-
Deferred income tax provision (credit)	171	(74)
Depreciation and amortization	1,443	1,421
Premium amortization on investment securities, net	3,473	4,523
Net gains on sales of securities	(118)	(4)
Net losses on loans held-for-sale	60	-
Net gain on sale of other real estate owned	-	(2)
Net gain on sale of premises and equipment	(7)	-
Stock-based compensation expense	613	218
Accretion of cash surrender value on bank owned life insurance	(260)	(257)
Pension (credit) expense	(235)	212
(Increase) decrease in other assets	(111)	1,360
(Decrease) increase in accrued expenses and other liabilities	(1,125)	1,759
Net cash provided by operating activities	16,337	20,857

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	1,983	722
Proceeds from sales of available-for-sale securities	3,320	1,376
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	4,520	6,250
Available-for-sale	48,681	76,556
Purchases of investment securities:
Held-to-maturity	(516)	(406)
Available-for-sale	(64,251)	(116,436)
Proceeds from sales of other real estate owned and loans held-for-sale	1,240	427
Net increase in loans	(93,620)	(126,191)
Net decrease in restricted stock	826	165
Purchases of premises and equipment, net	(3,115)	(1,517)
Proceeds from sales of premises and equipment	7	-
Net cash used in investing activities	(100,925)	(159,054)

Cash Flows From Financing Activities:
Net increase in deposits	126,719	133,240
Net decrease in short-term borrowings	(38,698)	(24,103)
Proceeds from long-term debt	10,000	26,000
Proceeds from issuance of common stock under dividend reinvestment and stock purchase plan	1,117	1,061
Proceeds from exercise of stock options	447	800
Tax benefit from stock compensation plans	146	59
Repurchase and retirement of common stock	(121)	(95)
Cash dividends paid	(4,764)	(2,263)
Net cash provided by financing activities	94,846	134,699

Net increase (decrease) in cash and cash equivalents	10,258	(3,498)
Cash and cash equivalents, beginning of year	35,497	42,191
Cash and cash equivalents, end of period	$45,755	$38,693

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$3,327	$2,986
Cash paid for interest	8,188	5,110
Cash dividends payable	2,391	2,271
Loans transferred from portfolio to other real estate owned and held-for-sale	2,200	425

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

The consolidated financial information included herein as of and for the periods ended June 30, 2014 and 2013 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2013 consolidated balance sheet was derived from the Corporation's December 31, 2013 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The components of other comprehensive income or loss and the related tax effects are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during period	$17,782	$(28,315)	$7,586	$(20,899)
Reclassification adjustment for (gains) losses included in net income (1)	(21)	13	(18)	-
Change in net unrealized holding gains on available-for-sale securities	17,761	(28,302)	7,568	(20,899)
Tax effect	7,255	(11,236)	3,075	(8,297)
	10,506	(17,066)	4,493	(12,602)

Change in funded status of pension plan:
Amortization of prior service cost included in pension expense (2)	7	12	3	6
Amortization of net actuarial loss included in pension expense (2)	-	314	-	157
	7	326	3	163
Tax effect	(15)	130	(1)	65
	22	196	4	98

Other comprehensive income (loss)	$10,528	$(16,870)	$4,497	$(12,504)

(1) Reclassification adjustment represents net realized gains or losses arising from the sale of available-for-sale securities. The net realized gains or losses are included in the consolidated statements of income in the line item, “Net gains on sales of securities.”  See “Note 3 – Investment Securities” for the income tax expense (benefit) related to the net realized gains or losses.

(2) Represents the amortization into expense of prior service cost and net actuarial loss relating to the Corporation’s defined benefit pension plan.  These items are included in net periodic pension cost (see Note 6) and in the consolidated statements of income in the line item, “Employee benefits.”  The income tax expense relating to these costs is included in the consolidated statements of income in the line item, “Income tax expense.”

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/13	Change	6/30/14
	(in thousands)
Unrealized holding gains on available-for-sale securities	$2,783	$10,506	$13,289
Unrealized actuarial loss and prior service cost on pension plan	(1,121)	22	(1,099)
Accumulated other comprehensive income, net of tax	$1,662	$10,528	$12,190

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$23,700	$1,089	$-	$24,789
Pass-through mortgage securities	1,225	142	-	1,367
Collateralized mortgage obligations	1,318	104	-	1,422
	$26,243	$1,335	$-	$27,578
Available-for-Sale Securities:
State and municipals	$383,747	$16,924	$(935)	$399,736
Pass-through mortgage securities	141,996	1,473	(1,317)	142,152
Collateralized mortgage obligations	263,204	6,780	(547)	269,437
	$788,947	$25,177	$(2,799)	$811,325

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$27,968	$1,087	$-	$29,055
Pass-through mortgage securities	1,878	181	-	2,059
Collateralized mortgage obligations	2,258	176	-	2,434
	$32,104	$1,444	$-	$33,548
Available-for-Sale Securities:
State and municipals	$353,333	$8,250	$(5,030)	$356,553
Pass-through mortgage securities	154,760	1,040	(3,982)	151,818
Collateralized mortgage obligations	272,083	6,190	(1,851)	276,422
	$780,176	$15,480	$(10,863)	$784,793

At June 30, 2014 and December 31, 2013, investment securities with a carrying value of $294,337,000 and $281,444,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2014 and December 31, 2013.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2014
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$18,582	$(76)	$40,159	$(859)	$58,741	$(935)
Pass-through mortgage securities	-	-	116,069	(1,317)	116,069	(1,317)
Collateralized mortgage obligations	4,447	(29)	20,155	(518)	24,602	(547)
Total temporarily impaired	$23,029	$(105)	$176,383	$(2,694)	$199,412	$(2,799)

	December 31, 2013
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$103,010	$(4,549)	$7,729	$(481)	$110,739	$(5,030)
Pass-through mortgage securities	89,092	(2,279)	38,237	(1,703)	127,329	(3,982)
Collateralized mortgage obligations	36,652	(652)	54,660	(1,199)	91,312	(1,851)
Total temporarily impaired	$228,754	$(7,480)	$100,626	$(3,383)	$329,380	$(10,863)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Proceeds	$3,320	$1,376	$667	$-

Gross gains	$41	$36	$22	$-
Gross losses	(20)	(49)	(4)	-
Net gain (loss)	$21	$(13)	$18	$-

The income tax expense (benefit) related to the net realized gain (loss) was $9,000 and $(5,000) for six months ended June 30, 2014 and 2013, respectively, and $7,000 for the three months ended June 30, 2014.

Sales of Held-to-Maturity Securities.  During the second quarter of 2014, the Bank sold municipal securities of three issuers that were classified as held-to-maturity securities.  These sales were in response to a significant deterioration in the creditworthiness of the issuers.  The securities sold had a carrying value of $725,000 at the time of sale and the Bank realized a gain upon sale of $31,000.

During the first quarter of 2014, the Bank sold certain mortgage-backed securities that were classified as held-to-maturity securities.  These sales occurred after the Bank collected at least 85% of the principal outstanding at acquisition of each security.  The securities sold had a carrying value of $1.2 million at the time of sale and the Bank realized a gain upon sale of $66,000.

During the first quarter of 2013, the Bank sold municipal securities of two issuers that were classified as held-to-maturity securities. These sales were in response to a significant deterioration in the creditworthiness of the issuers.  The securities sold had a carrying value of $705,000 at the time of sale and the Bank realized a gain upon sale of $17,000.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at June 30, 2014 based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations.  Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$3,930	$3,977
After 1 through 5 years	10,367	10,842
After 5 through 10 years	8,570	9,086
After 10 years	833	884
Mortgage-backed securities	2,543	2,789
	$26,243	$27,578
Available-for-Sale Securities:
Within one year	$5,933	$6,029
After 1 through 5 years	11,498	11,807
After 5 through 10 years	102,861	105,131
After 10 years	263,455	276,769
Mortgage-backed securities	405,200	411,589
	$788,947	$811,325

4 – LOANS

The following tables set forth by class of loans as of June 30, 2014 and December 31, 2013: (1) the amount of loans individually evaluated for impairment and the portion of the allowance for loan losses allocable to such loans; and (2) the amount of loans collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  The tables also set forth by class of loans the activity in the allowance for loan losses for the six months and three months ended June 30, 2014 and 2013.  Construction and land development loans are included with commercial mortgages in the following tables.

	2014
		Commercial Mortgages			Residential Mortgages
	Commercial & Industrial	Multifamily	Other	Owner Occupied	Closed End	Revolving Home Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$25	$313	$38	$637	$1,124	$-	$-	$2,137
Collectively evaluated for impairment	69,226	469,625	171,558	105,496	663,073	81,128	6,483	1,566,589
	$69,251	$469,938	$171,596	$106,133	$664,197	$81,128	$6,483	$1,568,726

Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$7	$-	$41	$70	$-	$-	$118
Collectively evaluated for impairment	761	6,913	1,802	1,107	9,110	1,207	122	21,022
	$761	$6,920	$1,802	$1,148	$9,180	$1,207	$122	$21,140

Activity in allowance for loan losses:
Beginning balance at 1/1/14	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848
Chargeoffs	-	-	-	400	121	114	7	642
Recoveries	-	-	-	-	2	-	9	11
Provision for loan losses (credit)	(47)	(428)	301	357	692	81	(33)	923
Ending balance at 6/30/14	$761	$6,920	$1,802	$1,148	$9,180	$1,207	$122	$21,140

Activity in allowance for loan losses:
Beginning balance at 4/1/14	$761	$6,938	$1,492	$1,316	$8,717	$1,203	$128	$20,555
Chargeoffs	-	-	-	400	-	-	7	407
Recoveries	-	-	-	-	2	-	8	10
Provision for loan losses (credit)	-	(18)	310	232	461	4	(7)	982
Ending balance at 6/30/14	$761	$6,920	$1,802	$1,148	$9,180	$1,207	$122	$21,140

	2013
		Commercial Mortgages			Residential Mortgages
	Commercial & Industrial	Multifamily	Other	Owner Occupied	Closed End	Revolving Home Equity	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$34	$347	$3,037	$657	$1,539	$211	$-	$5,825
Collectively evaluated for impairment	71,784	469,139	159,837	82,994	603,804	77,370	7,184	1,472,112
	$71,818	$469,486	$162,874	$83,651	$605,343	$77,581	$7,184	$1,477,937

Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$-	$-	$127	$149	$-	$-	$277
Collectively evaluated for impairment	807	7,348	1,501	1,064	8,458	1,240	153	20,571
	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848

Activity in allowance for loan losses:
Beginning balance at 1/1/13	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Chargeoffs	-	-	-	-	-	-	3	3
Recoveries	19	-	113	-	5	-	7	144
Provision for loan losses (credit)	24	1,034	(316)	(121)	(38)	110	62	755
Ending balance at 6/30/13	$877	$6,376	$1,775	$1,042	$7,696	$1,563	$191	$19,520

Activity in allowance for loan losses:
Beginning balance at 4/1/13	$941	$5,482	$1,767	$1,152	$7,431	$1,640	$151	$18,564
Chargeoffs	-	-	-	-	-	-	-	-
Recoveries	1	-	-	-	5	-	3	9
Provision for loan losses (credit)	(65)	894	8	(110)	260	(77)	37	947
Ending balance at 6/30/13	$877	$6,376	$1,775	$1,042	$7,696	$1,563	$191	$19,520

For individually impaired loans, the following tables set forth by class of loans at June 30, 2014 and December 31, 2013 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six and three months ended June 30, 2014 and 2013.  The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees.

				Six Months Ended		Three Months Ended
	June 30, 2014			June 30, 2014		June 30, 2014
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$25	$25	$-	$29	$1	$26	$1
Commercial mortgages:
Other	38	38	-	38	1	38	-
Owner-occupied	395	410	-	401	-	396	-
Residential mortgages - closed end	232	278	-	238	-	234	-

With an allowance recorded:
Commercial mortgages:
Multifamily	313	378	7	335	-	328	-
Owner-occupied	242	254	41	246	-	244	-
Residential mortgages - closed end	892	909	70	905	11	898	5

Total:
Commercial and industrial	25	25	-	29	1	26	1
Commercial mortgages:
Multifamily	313	378	7	335	-	328	-
Other	38	38	-	38	1	38	-
Owner-occupied	637	664	41	647	-	640	-
Residential mortgages - closed end	1,124	1,187	70	1,143	11	1,132	5
	$2,137	$2,292	$118	$2,192	$13	$2,164	$6

				Six Months Ended		Three Months Ended
	December 31, 2013			June 30, 2013		June 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$44	$1	$42	$-
Commercial mortgages:
Multifamily	347	400	-	1,096	10	366	-
Other	3,037	3,084	-	1,758	51	1,752	26
Owner-occupied	-	-	-	354	-	360	-
Residential mortgages:
Closed end	580	617	-	703	4	697	4
Revolving home equity	211	213	-	378	-	375	-

With an allowance recorded:
Commercial and industrial	34	34	1	-	-	-	-
Commercial mortgages - owner-occupied	657	666	127	-	-	-	-
Residential mortgages - closed end	959	969	149	3,744	38	3,782	17

Total:
Commercial and industrial	34	34	1	44	1	42	-
Commercial mortgages:
Multifamily	347	400	-	1,096	10	366	-
Other	3,037	3,084	-	1,758	51	1,752	26
Owner-occupied	657	666	127	354	-	360	-
Residential mortgages:
Closed end	1,539	1,586	149	4,447	42	4,479	21
Revolving home equity	211	213	-	378	-	375	-
	$5,825	$5,983	$277	$8,077	$104	$7,374	$47

Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.  The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$391	$-	$-	$-	$391	$68,860	$69,251
Commercial mortgages:
Multifamily	963	-	-	313	1,276	468,662	469,938
Other	-	-	-	-	-	171,596	171,596
Owner-occupied	-	-	-	637	637	105,496	106,133
Residential mortgages:
Closed end	1,090	-	-	667	1,757	662,440	664,197
Revolving home equity	339	-	-	-	339	80,789	81,128
Consumer	16	-	-	-	16	6,467	6,483
	$2,799	$-	$-	$1,617	$4,416	$1,564,310	$1,568,726

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$71,818	$71,818
Commercial mortgages:
Multifamily	-	-	-	347	347	469,139	469,486
Other	-	-	-	1,311	1,311	161,563	162,874
Owner-occupied	-	-	-	657	657	82,994	83,651
Residential mortgages:
Closed end	67	-	-	1,070	1,137	604,206	605,343
Revolving home equity	112	-	-	211	323	77,258	77,581
Consumer	5	-	-	-	5	7,179	7,184
	$184	$-	$-	$3,596	$3,780	$1,474,157	$1,477,937

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

During the six months ended June 30, 2014, the Bank did not modify any loans in troubled debt restructurings.  During the six months ended June 30, 2013, the Bank modified two loans to a single borrower in a troubled debt restructuring.  The loans were a first lien residential mortgage with a pre-modification outstanding recorded investment of $159,000 and interest rate of 6.50% and a junior lien residential mortgage with a pre-modification outstanding recorded investment of $100,000 and interest rate of 3.25%.  The restructuring resulted in a single first lien residential mortgage with a post-modification outstanding recorded investment of $259,000 and interest rate of 3.75% which is lower than the current market rate for new debt with similar risk.

At June 30, 2014 and December 31, 2013, the Bank had an allowance for loan losses of $118,000 and $208,000, respectively, allocated to specific troubled debt restructurings.  The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There was one troubled debt restructuring for which there was a payment default during the six months ended June 30, 2014 that was modified during the twelve-month period prior to default. The restructured loan was an owner-occupied commercial mortgage loan with an outstanding recorded investment of $243,000 at June 30, 2014 and a specifically allocated allowance for loan losses of $41,000.  There were no troubled debt restructurings for which there was a payment default during the six months ended June 30, 2013 that were modified during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans Held-for-Sale.  The June 30, 2014 consolidated balance sheet includes a loan held-for-sale at its estimated fair value of $1.8 million.  The Bank charged-off $635,000 against the allowance for loan losses during the first six months of 2014 on loans transferred to held-for-sale during the period.

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

Commercial and industrial loans and commercial mortgage loans, including construction and land development loans, are risk rated utilizing a ten point rating system.  Residential mortgages, home equity lines and other consumer loans are risk rated utilizing a three point rating system.  The ten and three point risk rating systems are described hereinafter.

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

Risk ratings on commercial and industrial loans and commercial mortgages are initially assigned by the lending officer together with any necessary approval authority.  The ratings are periodically reviewed and evaluated through one or more of the following:
(1) borrower contact
(2) credit department review
(3) independent loan review

The Bank’s loan risk rating and review policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans. The requirements include details of the scope of coverage and selection process based on loan-type and risk rating. Among other requirements, at least 60% of the principal balance of commercial real estate loans as of December 31 of the prior year must be reviewed annually. The frequency of the review of other loans is determined by the Bank’s ongoing assessments of the borrower’s condition.

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

Internally Assigned Risk Rating

1	Credit score is equal to or greater than 680.
2	Credit score is 635 to 679.
3	Credit score is below 635 or, regardless of credit score, the loan has been classified, criticized or placed on watch.

The following tables present the recorded investment in commercial and industrial loans and commercial real estate loans by class of loans and risk rating.  Loans shown as Pass are all loans other than those that are risk rated Watch, Special Mention, Substandard or Doubtful.

	June 30, 2014
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$68,717	$297	$212	$25	$-	$69,251
Commercial mortgages:
Multifamily	465,167	4,459	-	312	-	469,938
Other	168,028	594	1,273	1,701		171,596
Owner-occupied	104,335	1,062	-	736	-	106,133
	$806,247	$6,412	$1,485	$2,774	$-	$816,918

	December 31, 2013
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$70,349	$280	$1,155	$34	$-	$71,818
Commercial mortgages:
Multifamily	459,670	9,470	-	346	-	469,486
Other	159,236	601	-	3,037	-	162,874
Owner-occupied	75,681	4,161	837	2,972	-	83,651
	$764,936	$14,512	$1,992	$6,389	$-	$787,829

The following tables present the recorded investment in residential mortgages, home equity lines, and other consumer loans by class of loans and risk rating.  Loans shown as Pass are all loans other than those that are risk rated Watch, Special Mention, Substandard or Doubtful.

	June 30, 2014
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$661,333	$1,740	$-	$1,124	$-	$664,197
Revolving home equity	80,749	379	-	-	-	81,128
Consumer	6,134	-	-	-	-	6,134
	$748,216	$2,119	$-	$1,124	$-	$751,459

	December 31, 2013
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$602,025	$1,779	$-	$1,539	$-	$605,343
Revolving home equity	77,018	352	-	211	-	77,581
Consumer	5,802	-	-	-	-	5,802
	$684,845	$2,131	$-	$1,750	$-	$688,726

Deposit account overdrafts were $349,000 and $1,382,000 at June 30, 2014 and December 31, 2013, respectively.  Overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

5 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”).  Awards may be granted under the 2014 plan as incentive and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or any combination thereof, any of which may be subject to performance-based vesting conditions.  One million (1,000,000) shares of the Corporation’s common stock are reserved for issuance of awards under the 2014 Plan.  All of the 1,000,000 shares may be issued pursuant to the exercise of stock options or SARs.  The maximum number of shares that may be issued as restricted stock awards or RSUs is 350,000 shares.  Outstanding awards under the 2006 Plan that expire or are forfeited will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan.  At June 30, 2014, 1,001,061 shares of common stock are reserved for issuance of awards under the 2014 Plan.  The 2014 Plan is administered by the Compensation Committee of the Board of Directors.

The Corporation’s 2006 Stock Compensation Plan (“2006 Plan”) permitted the granting of stock options, SARs, restricted stock, and RSUs to employees and non-employee directors for up to 600,000 shares of common stock.  Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of NQSOs and RSUs, while equity grants to other officers consisted solely of NQSOs.  Beginning with the January 2012 grant, equity compensation for all officers and directors consisted solely of RSUs.  No further awards can be made under the 2006 Plan.

Fair Value of Stock Option Awards. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted by the Corporation’s Board of Directors during 2013 or the six months ended June 30, 2014.

Fair Value of RSUs.  The grant date fair value of RSUs is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.

Compensation Expense.  Compensation expense for stock options is recognized ratably over a five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.

Compensation expense for performance-based RSUs awarded to date is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.

The Corporation’s Board of Directors granted 25,419 performance-based RSUs in the first quarter of 2014.  In addition, the Board of Directors granted 8,005 RSUs for which compensation expense will be recognized over a two to three year service-based vesting period.

In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $613,000 and $218,000 and recognized related income tax benefits of $249,000 and $87,000 in the first six months of 2014 and 2013, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of June 30, 2014, and changes during the six-month period then ended.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	232,534	$23.46
Exercised	(19,103)	23.39
Forfeited or expired	(376)	27.85
Outstanding at June 30, 2014	213,055	$23.46	4.08	$3,327
Exercisable at June 30, 2014	186,835	$22.86	3.78	$3,031

All options outstanding at June 30, 2014 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first six months of 2014 and 2013 was $328,000 and $265,000, respectively.

RSU Activity.  The following table presents a summary of RSUs outstanding as of June 30, 2014 and changes during the six-month period then ended.

	Number of RSUs	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	64,610	$25.54
Granted	33,424	39.16
Converted	(8,276)	26.40
Forfeited	(685)	31.81
Outstanding at June 30, 2014	89,073	$30.52	1.45	$3,481
Vested and Convertible at June 30, 2014	-	$-	-	$-

The number of RSUs in the table represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted.  RSUs outstanding at June 30, 2014 include 82,978 that are expected to vest and become convertible in the future.  The total intrinsic value of RSUs converted during the first six months of 2014 and 2013 was $348,000 and $325,000, respectively.

Unrecognized Compensation Cost.  As of June 30, 2014, there was $1,524,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $159,000 for stock options and $1,365,000 for RSUs.  The total cost is expected to be recognized over a weighted-average period of 1.8 years which is based on weighted-average periods of 1.3 years and 1.9 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the six months ended June 30, 2014 and 2013 was $447,000 and $800,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the six months ended June 30, 2014 and 2013 were $116,000 and $87,000, respectively.

Other.  No cash was used to settle stock options during the first six months of 2014 or 2013.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service cost, net of plan participant contributions	$558	$606	$279	$303
Interest cost	704	608	352	304
Expected return on plan assets	(1,504)	(1,328)	(752)	(664)
Amortization of prior service cost	7	12	3	6
Amortization of net actuarial loss	-	314	-	157
Net pension expense (credit)	$(235)	$212	$(118)	$106

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2014 or 2013.

The fair values of the Corporation’s investment securities designated as available-for-sale at June 30, 2014 and December 31, 2013 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at June 30, 2014 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$399,736	$-	$399,736	$-
Pass-through mortgage securities	142,152	-	142,152	-
Collateralized mortgage obligations	269,437	-	269,437	-
	$811,325	$-	$811,325	$-

		Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$356,553	$-	$356,553	$-
Pass-through mortgage securities	151,818	-	151,818	-
Collateralized mortgage obligations	276,422	-	276,422	-
	$784,793	$-	$784,793	$-

Assets measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2014:
Commercial mortgage held-for-sale:
Owner-occupied	$1,800	$-	$-	$1,800

Impaired loans:
Commercial mortgages - owner-occupied	$202	$-	$-	$202
Residential mortgages - closed end	177	-	-	177
	$379	$-	$-	$379

December 31, 2013:
Residential mortgage held-for-sale:
Closed end	$900	$-	$-	$900

Impaired loans:
Commercial mortgages - owner-occupied	$530	$-	$-	$530
Residential mortgages - closed end	278	-	-	278
	$808	$-	$-	$808

The impaired loans set forth in the preceding table had principal balances of $433,000 and $1,024,000 at June 30, 2014 and December 31, 2013, respectively, and valuation allowances of $54,000 and $216,000, respectively.  During the six and three month periods ended June 30, 2014, the Corporation recorded credit provisions for loan losses of $38,000 and $10,000, respectively, for impaired loans measured at fair value.  During the six months ended June 30, 2013, the Corporation recorded a provision for loan losses of $188,000 for impaired loans measured at fair value all of which was recorded during the first quarter of 2013.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at June 30, 2014 and December 31, 2013.

	Level of Fair Value Hierarchy	June 30, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$45,755	$45,755	$35,497	$35,497
Held-to-maturity securities	Level 2	25,343	26,678	31,315	32,759
Held-to-maturity securities	Level 3	900	900	789	789
Loans	Level 3	1,547,207	1,537,779	1,456,281	1,447,199
Restricted stock	Level 1	19,043	19,043	19,869	19,869
Accrued interest receivable:
Investment securities	Level 2	4,828	4,828	4,766	4,766
Loans	Level 3	3,961	3,961	3,819	3,819

Financial Liabilities:
Checking deposits	Level 1	631,484	631,484	599,114	599,114
Savings, NOW and money market deposits	Level 1	951,866	951,866	917,974	917,974
Time deposits	Level 2	325,497	331,953	265,040	270,545
Short-term borrowings	Level 1	71,765	71,765	110,463	110,463
Long-term debt	Level 2	295,000	300,179	285,000	285,502
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	19	19	33	33
Time deposits	Level 2	4,877	4,877	5,802	5,802
Short-term borrowings	Level 1	1	1	1	1
Long-term debt	Level 2	589	589	571	571

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

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor such as the Bank should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  Additionally, the amendments in ASU 2014-04 require interim and annual disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities such as the Corporation, the amendments are effective for interim and annual reporting periods beginning after December 15, 2014.  Early adoption in 2014 is permitted.  ASU 2014-04 is not expected to have a material impact on the Corporation’s financial position, results of operations or disclosures.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.”  The amendments in ASU 2014-09 are intended to improve financial reporting by providing a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns.  While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance.  The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized.  For public entities such as the Corporation, ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  Management is currently evaluating the impact that the amendments in ASU 2014-09 could have on the Corporation’s financial position, results of operations and disclosures, but does not currently believe that such impact will be material.

In June 2014, the FASB issued ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting. The amendments also require new disclosures about certain transfers of financial assets and the types of collateral pledged in repurchase agreements and similar transactions.  For public entities such as the Corporation, the amendments are generally effective for interim and annual reporting periods beginning after December 15, 2014.  Early adoption for public entities is prohibited.  ASU 2014-11 is not expected to have a material impact on the Corporation’s financial position, results of operations or disclosures.

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  ASU 2014-12 provides guidance on the accounting for share-based payments in which the terms of an award provide that an employee can cease rendering service before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments in ASU 2014-12 are effective for interim and annual reporting periods beginning after December 15, 2015.  Early adoption is permitted.  ASU 2014-12 is not expected to have a material impact on the Corporation’s financial position, results of operations or disclosures.

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

Overview

Net income and earnings per share for the six months ended June 30, 2014 were $11.5 million and $1.24, representing increases over the same period last year of 5.1% and 3.3%, respectively.  For the second quarter of 2014, net income and earnings per share were $5.5 million and $.60, representing increases over the same quarter last year of 4.5% and 3.4%, respectively.  Dividends per share increased by 4.0% from $.50 for the first six months of 2013 to $.52 for the current six-month period.  Returns on average assets (ROA) and average equity (ROE) for the first half of 2014 were .95% and 10.65%, respectively, versus 1.03% and 10.69%, respectively, for the same period last year.  Tangible book value per share increased by 8.8%, or from $22.57 at year-end 2013 to $24.55 at the close of the current quarter.  The credit quality of the Bank’s loan portfolio remains excellent, and management intends to continue taking advantage of lending and branching opportunities in the Bank’s marketplace.

Analysis of Earnings – Six Months Ended June 30, 2014.  Net income increased by $555,000 when comparing the first six months of 2014 to the same period last year.  The increase is attributable to increases in net interest income and noninterest income of $1.8 million, or 5.9%, and $272,000, or 8.1%, respectively.  Partially offsetting these items were increases in noninterest expense of $1.0 million, the provision for loan losses of $168,000 and income tax expense of $328,000.

The increase in net interest income of $1.8 million resulted from an increase in average interest-earning assets of $277.4 million, or 13.3%, as partially offset by a 22 basis point decline in net interest margin.  The increase in average interest-earning assets is primarily attributable to increases in the average balances of loans of $321.3 million and nontaxable securities of $25.7 million, as partially offset by a decrease in the average balance of taxable securities of $72.0 million.  Net interest margin declined when comparing the six-month periods as loans were repriced and cash flows were deployed in a low interest rate environment and the Bank took on additional term funding in the form of time deposits and long-term Federal Home Loan Bank borrowings.

The increase in noninterest income of $272,000 is attributable to increases in service charges on deposit accounts, Investment Management Division income and net gains on sales of securities, as partially offset by a decrease in other noninterest income.  The $1.0 million increase in noninterest expense is comprised of increases in salaries, occupancy and equipment expense and other noninterest expense, as partially offset by a decrease in employee benefits expense.

Asset Quality.  The Bank’s allowance for loan losses to total loans (reserve coverage ratio) decreased by 6 basis points from 1.41% at year-end 2013 to 1.35% at the close of the current quarter.  The decrease is primarily due to an improvement in economic conditions and a decrease in problem loan levels, i.e., impaired loans and those designated watch, special mention and substandard.  The Bank’s reserve coverage ratio was 1.63% at June 30, 2013, a decrease of 9 basis points from year-end 2012. The decrease during the first six months of 2013 was largely due to a reduction in historical loss rates and an improvement in general economic conditions.

The provision for loan losses was $923,000 for the first six months of 2014, an increase of $168,000 from $755,000 for the same period last year.  The $923,000 provision for loan losses in the first half of this year is primarily attributable loan growth and net chargeoffs, as partially offset by the improvement in economic conditions and decrease in problem loan levels.  The Bank recorded chargeoffs of $635,000 during the first six months of 2014 on loans transferred to held-for-sale during the period.  The $755,000 provision for loan losses for the first half of 2013 was primarily attributable to growth in the loan portfolio and an increase in specific reserves on loans individually deemed to be impaired, as partially offset by a reduction in historical loss rates, improved economic conditions and net recoveries.

The credit quality of the Bank’s loan portfolio remains excellent.  Nonaccruing loans amounted to $1.6 million, or .10% of total loans outstanding, at June 30, 2014, compared to $4.5 million, or .30%, at December 31, 2013.  Troubled debt restructurings declined by $1.0 million during the period to $2.1 million at June 30, 2014.  Of this amount, $519,000 are performing in accordance with their modified terms and $1.6 million are nonaccrual and included in the aforementioned amount of nonaccrual loans.  The decrease in nonaccrual loans largely resulted from loan sales, the restoration of one loan to an accruing status and chargeoffs.  The decrease in troubled debt restructurings largely resulted from the disposition of a loan held-for-sale.  Loans past due 30 through 89 days at June 30, 2014 amounted to $2.8 million, or .18% of total loans outstanding, compared to $184,000, or .01% of total loans outstanding, at December 31, 2013.  Management does not believe that the increase in these past due loans is indicative of a deterioration in the credit quality of the Bank’s loan portfolio.

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

  Capital.  The Corporation’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.72%, 15.68% and 16.94%, respectively, at June 30, 2014.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  Additionally, with respect to loan growth, the Bank will continue to develop its existing broker and correspondent relationships.  All loans originated through such relationships are underwritten by Bank personnel.  The Bank opened a branch in Oceanside, Long Island in July 2014 and is scheduled to open branches in Manhasset and Greenlawn, Long Island within the next six months.  Management is continuing its ongoing evaluation of additional sites for future branch expansion.

Challenges We Face.  Although intermediate and long-term interest rates are higher than they were one year ago, they are still relatively low and could remain so for the foreseeable future.  In addition, there is significant price competition for loans in the Bank’s marketplace, little room for the Bank to further reduce its deposit rates and an ongoing need to term-fund a portion of the Bank’s loan growth with time deposits and wholesale borrowings.  In the current rate environment, the spread between lending rates and term-funding rates is relatively small.  The persistence of these factors could result in a decline in net interest margin from its current level.  If that were to occur, and management is unable to offset the resulting negative impact by increasing the volume of the Bank’s interest-earning assets, effecting a favorable change in the mix of the Bank’s interest-earning assets or interest-bearing liabilities, reducing expenses or the employment of other measures, the Bank’s profitability could decline.

Commercial and residential real estate values have been negatively impacted by elevated levels of unemployment and underemployment, the erosion of household disposable income, foreclosures and, in certain micro markets, commercial vacancies.  Although certain metrics used to measure the strength of the economy have been improving, these factors still present meaningful threats to the maintenance of loan quality.

The banking industry is faced with an increasing number of new and complex regulatory requirements which are putting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

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

	Six Months Ended June 30,
	2014			2013
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(in thousands)
Interest-bearing bank balances	$16,240	$20	.25%	$13,816	$15	.22%
Investment Securities:
Taxable	440,816	4,789	2.17	512,842	5,259	2.05
Nontaxable (1)	402,429	10,014	4.98	376,694	9,583	5.09
Loans (1) (2)	1,500,896	28,300	3.77	1,179,582	24,905	4.23
Total interest-earning assets	2,360,381	43,123	3.66	2,082,934	39,762	3.82
Allowance for loan losses	(21,048)			(19,016)
Net interest-earning assets	2,339,333			2,063,918
Cash and due from banks	26,563			28,553
Premises and equipment, net	25,496			24,704
Other assets	43,347			36,189
	$2,434,739			$2,153,364

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$941,073	958	.21	$902,714	1,218	.27
Time deposits	297,965	2,932	1.98	250,702	2,503	2.01
Total interest-bearing deposits	1,239,038	3,890	.63	1,153,416	3,721	.65
Short-term borrowings	46,463	74	.32	91,351	151	.34
Long-term debt	293,757	3,303	2.27	145,431	1,996	2.77
Total interest-bearing liabilities	1,579,258	7,267	.93	1,390,198	5,868	.85
Checking deposits	619,340			536,505
Other liabilities	18,307			20,131
	2,216,905			1,946,834
Stockholders' equity	217,834			206,530
	$2,434,739			$2,153,364

Net interest income (1)		$35,856			$33,894
Net interest spread (1)			2.73%			2.97%
Net interest margin (1)			3.04%			3.26%

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

	Six Months Ended June 30,
	2014 Versus 2013
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$3	$2	$-	$5
Investment securities:
Taxable	(739)	312	(43)	(470)
Nontaxable	655	(209)	(15)	431
Loans	6,784	(2,664)	(725)	3,395
Total interest income	6,703	(2,559)	(783)	3,361

Interest Expense:
Savings, NOW & money market deposits	52	(299)	(13)	(260)
Time deposits	472	(36)	(7)	429
Short-term borrowings	(74)	(6)	3	(77)
Long-term debt	2,036	(361)	(368)	1,307
Total interest expense	2,486	(702)	(385)	1,399
Increase (decrease) in net interest income	$4,217	$(1,857)	$(398)	$1,962

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Although intermediate and long-term interest rates were higher during the first six months of 2014 than the same period last year, they are still relatively low.  Because of the low interest rate environment, the percentage increase in net interest income for the six months ended June 30, 2014 of 5.9% lagged the percentage increases in the average balances of loans and noninterest-bearing checking deposits of 27.2% and 15.4%, respectively.  Additionally, net interest margin declined by 22 basis points from 3.26% in the first six months of 2013 to 3.04% for the current six-month period.  A low interest rate environment exerts downward pressure on net interest income and net interest margin primarily because: (1) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is reduced; (2) cash received from payments and prepayments of higher yielding loans and securities is often used to originate or purchase lower yielding loans and securities; (3) some loans prepay in full resulting in the immediate writeoff of deferred costs while the rates on other loans are modified downward; and (4) prepayment speeds on mortgage securities can be relatively high, thereby resulting in the faster amortization of purchase premiums.

Average interest-earning assets increased by $277.4 million, or 13.3%, when comparing the first six months of 2014 to the same period last year.  The increase is primarily comprised of increases in the average balances of loans of $321.3 million, or 27.2%, and nontaxable securities of $25.7 million, or 6.8%, as partially offset by a decrease in the average balance of taxable securities of $72.0 million, or 14.0%.  From a yield perspective, the shift from taxable securities to loans and nontaxable securities partially mitigated the negative impact on net interest margin of the low interest rate environment.

Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of long-term borrowings of $148.3 million, or 102.0%, interest-bearing deposits of $85.6 million, or 7.4%, and noninterest-bearing checking deposits of $82.8 million, or 15.4%.  The increase in long-term borrowings together with an increase in the average balance of time deposits of $47.3 million, or 18.9%, resulted from management’s desire to protect the Bank’s future earnings against an increase in interest rates.

The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, and broker relationships for both residential and commercial mortgages.  Loans grew by $80.0 million during the second quarter of this year compared to $10.8 million in the first quarter.  Based on the size of the Bank’s loan pipeline and an assessment of local market conditions, management currently expects that loan growth will continue during the remainder of 2014 at a pace not materially different than that experienced in the second quarter.  The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products, expansion of merchant sales relationships and the Bank’s positive reputation in its marketplace.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income increased $272,000, or 8.1%, when comparing the first six months of 2014 to the same period last year.  The increase is attributable to increases in service charges on deposit accounts of $171,000, or 12.1%, Investment Management Division income of $125,000, or 14.0%, and net gains on sales of securities of $114,000.  Partially offsetting these items was a decrease of $138,000 in other noninterest income primarily due to the fact that the 2014 period includes a $60,000 loss on the sale of loans held-for-sale and the 2013 period included a real estate tax refund of $73,000.  The increase in Investment Management Division income resulted from appreciation in the market value of assets under management and, to a lesser extent, new business.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $1.0 million, or 5.4%, when comparing the first six months of 2014 to the same period last year.  The increase is comprised of increases in salaries of $715,000, or 8.8%, occupancy and equipment expense of $400,000, or 10.2%, and other noninterest expense of $229,000, or 5.1%, partially offset by a decrease in employee benefits expense of $306,000, or 11.5%.  The increase in salaries is primarily due to higher stock-based compensation expense, normal annual salary adjustments, branch openings and additions to staff in the back office.  Stock-based compensation expense was $395,000 higher in the first half of 2014 than the same period last year primarily because of an increase in the number of restricted stock units (“RSUs”) granted in the first half of this year and, in the 2013 period, the forfeiture of some awards and a reduction in the estimated number of shares to be issued upon the vesting of outstanding performance-based RSUs.  The increase in occupancy and equipment expense is largely due to new branch openings and increases in general maintenance and repairs expense, snow removal costs and the cost of servicing equipment.  The increase in other noninterest expense includes an increase in marketing expense and a growth-related increase in FDIC insurance expense.  The decrease in employee benefits expense is largely attributable to a decrease in pension expense, partially offset by an increase in incentive compensation cost.  The decline in pension expense resulted from favorable performance of plan assets and an increase in long-term interest rates which reduced the discounted value of the plan’s benefit obligation.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 22.7% for the first six months of 2014 compared to 21.8% for the same period last year.  One significant reason for the increase in the effective tax rate is the fact that income on tax-exempt securities became a smaller percentage of pre-tax income.

Results of Operations – Second Quarter Versus First Quarter 2014

Net income for the second quarter of 2014 was $5.5 million compared to $6.0 million in the first quarter.  The decline in net income occurred primarily because loan growth accelerated in the second quarter significantly contributing to a $1,041,000 increase in the provision for loan losses from a credit of $59,000 in the first quarter to a charge of $982,000 in the second quarter.

Results of Operations – Second Quarter 2014 Versus Second Quarter 2013

The increase in net income for the second quarter of 2014 versus the same quarter last year is largely attributable to an increase in net interest income of $892,000, as partially offset by an increase in salaries of $486,000.  The increases in net interest income and salaries occurred for substantially the same reasons discussed with respect to the six-month periods.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Statistical information regarding the Bank’s annualized loss experience over periods of 24, 36, 48 and 60 months is evaluated in making such estimates, with the Bank utilizing the highest such loss period in determining its allowance for loan losses.   Management believes that this loss period appropriately reflects losses from the current economic cycle and incurred losses in the Bank’s loan portfolio.  However, future losses could vary significantly from those experienced in the past, and accordingly on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as median home prices and commercial vacancy rates in the Bank’s service area and national and local unemployment levels, (3) trends in the nature and volume of loans, (4) concentrations of credit, (5) changes in lending policies and procedures, (6) experience, ability and depth of lending staff, (7) changes in the quality of the loan review function, (8) environmental risks, and (9) loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

	June 30,	December 31,
	2014	2013
	(dollars in thousands)
Nonaccrual loans (1):
Troubled debt restructurings	$1,567	$2,548
Other	50	1,948
Total nonaccrual loans	1,617	4,496
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	1,617	4,496
Troubled debt restructurings - performing	519	541
Total risk elements	$2,136	$5,037

Nonaccrual loans as a percentage of total loans	.10%	.30%
Nonperforming assets as a percentage of total loans and other real estate owned	.10%	.30%
Risk elements as a percentage of total loans and other real estate owned	.14%	.34%

(1) Includes a $900,000 loan held-for-sale at December 31, 2013.

There were no performing troubled debt restructurings that were past due 30 through 89 days and still accruing at June 30, 2014 or December 31, 2013.  The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses increased by $292,000 during the first six months of 2014, amounting to $21.1 million, or 1.35% of total loans, at June 30, 2014 compared to $20.8 million, or 1.41% of total loans, at December 31, 2013.  During the first six months of 2014, the Bank had loan chargeoffs and recoveries of $642,000 and $11,000, respectively, and recorded a provision for loan losses of $923,000.  The 6 basis points decrease in the reserve coverage ratio is primarily due to an improvement in economic conditions and a decrease in problem loan levels, i.e., impaired loans and those designated watch, special mention and substandard.  Chargeoffs for the first half of 2014 include $635,000 on loans transferred to held-for-sale during the period.  The $923,000 provision for loan losses is primarily attributable to loan growth and net chargeoffs, as partially offset by the improvement in economic conditions and decrease in problem loan levels.  The $755,000 provision for loan losses for the first half of 2013 was primarily attributable to growth in the loan portfolio and an increase in specific reserves on loans individually deemed to be impaired, as partially offset by a reduction in historical loss rates, improved economic conditions and net recoveries.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at June 30, 2014.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  Although economic conditions are showing signs of improvement, they have been unfavorable for an extended period of time as characterized by elevated levels of unemployment and underemployment, suppressed commercial and residential real estate values and, in certain micro markets, elevated commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first six months of 2014, the Corporation’s cash and cash equivalent position increased by $10.3 million, from $35.5 million at December 31, 2013 to $45.8 million at June 30, 2014.  The increase occurred primarily because cash provided by deposit growth, additional long-term borrowings, maturities and paydowns of loans and securities and operations exceeded the cash used to repay short-term borrowings, originate loans and purchase securities.

During the first half of 2014, total deposits grew $126.7 million, or 7.1%, to $1.9 billion at June 30, 2014.  The increase was attributable to growth in time deposits of $60.4 million, or 22.8%, savings, NOW and money market deposits of $33.9 million, or 3.7%, and noninterest-bearing checking balances of $32.4 million, or 5.4%.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements.  Total borrowings decreased $28.7 million, or 7.3%, during the first six months of 2014.  The decrease is attributable to a reduction in short-term borrowings of $38.7 million, as partially offset by an increase in long-term borrowings of $10 million.  Long-term borrowings totaled $295 million at June 30, 2014, representing 80.4% of total borrowings at quarter-end.  The Bank has been adding to its long-term fixed rate borrowing and time deposit positions to protect the Bank’s future earnings against an increase in interest rates.

 Liquidity.  The Bank has a Board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At June 30, 2014, the Bank had approximately $517 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.3 billion at June 30, 2014.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under regulatory capital standards in effect at June 30, 2014, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a Tier 1 leverage capital ratio equal to or greater than 5%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a total risk-based capital ratio equal to or greater than 10%.  The Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of 8.71%, 15.67% and 16.92%, respectively, at June 30, 2014 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The Corporation on a consolidated basis is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of June 30, 2014. (See “Regulatory Rulemakings” that follows.)

Stockholders’ equity totaled $225.9 million at June 30, 2014, an increase of $19.4 million from $206.6 million at December 31, 2013.  The increase resulted primarily from net income of $11.5 million, an increase in the after-tax amount of unrealized gains on available-for-sale securities of $10.5 million, and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $1.6 million, partially offset by cash dividends declared of $4.8 million.  The after-tax amount of unrealized gains on available-for-sale securities increased during the period because of a decrease in intermediate and long-term interest rates.

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

Requirement	Total RBC Measure (%)	Tier 1 RBC Measure (%)	Common Equity Tier 1 RBC Measure (%)	Leverage Measure (%)

Well Capitalized	≥ 10	≥ 8	≥ 6.5	≥ 5
Adequately Capitalized	≥ 8	≥ 6	≥ 4.5	≥ 4
Undercapitalized	< 8	< 6	< 4.5	< 4
Significantly Undercapitalized	< 6	< 4	< 3	< 3
Critically Undercapitalized	Tangible equity to total assets ≤ 2

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

Management is currently analyzing the legislation and believes that the changes included in the legislation will reduce the Bank’s New York State tax burden.  One important decision that the management will need to make is whether it will be more beneficial for the Corporation to retain its grandfathered REIT or avail itself of one of the new subtraction modifications.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation’s EVE at June 30, 2014 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2015 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 5.5 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending June 30, 2015 and calculations of EVE at June 30, 2014 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at June 30, 2014		Net Interest Income for Year Ending 6/30/15
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$189,371	-27.0%	$69,006	-7.0%
+ 200 basis point rate shock	227,532	-12.2%	75,186	1.4%
+ 100 basis point rate shock	253,332	-2.3%	76,665	3.3%
Base case (no rate change)	259,283	-	74,180	-
- 100 basis point rate shock	240,794	-7.1%	71,178	-4.0%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 300 basis points could negatively impact the Bank’s net interest income for the year ending June 30, 2015.  Conversely, an immediate increase in interest rates of 100 or 200 basis points could positively impact the Bank’s net interest income for the same time period.  The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further.  Unlike the shock up 100 or 200 basis point scenarios, in the shock up 300 basis point scenario it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted.  Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income or Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 11, 2014	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)