Form 10-Q
period 2014-09-30
FIRST OF LONG ISLAND CORP
filed 2014-11-10
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)
New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☒

Smaller reporting company ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at October 31, 2014
Common stock, $.10 par value per share	13,860,684

PART 1.  FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2014	2013

Assets:
Cash and due from banks	$30,589	$35,034
Temporary investments	663	463
Cash and cash equivalents	31,252	35,497

Investment securities:
Held-to-maturity, at amortized cost (fair value of $25,029 and $33,548)	23,833	32,104
Available-for-sale, at fair value	789,250	784,793
	813,083	816,897

Loan held-for-sale	-	900

Loans:
Commercial and industrial	73,160	71,818
Secured by real estate:
Commercial mortgages	787,056	716,011
Residential mortgages	712,716	605,343
Home equity lines	79,760	77,581
Consumer and other	6,304	7,184
	1,658,996	1,477,937
Allowance for loan losses	(22,209)	(20,848)
	1,636,787	1,457,089

Restricted stock, at cost	17,679	19,869
Bank premises and equipment, net	27,421	24,463
Bank-owned life insurance	14,575	14,185
Pension plan assets, net	18,896	18,532
Other assets	11,112	12,460
	$2,570,805	$2,399,892
Liabilities:
Deposits:
Checking	$642,222	$599,114
Savings, NOW and money market	986,247	917,974
Time, $100,000 and over	208,162	173,379
Time, other	120,430	91,661
	1,957,061	1,782,128

Short-term borrowings	64,729	110,463
Long-term debt	295,000	285,000
Accrued expenses and other liabilities	13,543	13,141
Deferred income taxes payable	9,804	2,604
	2,340,137	2,193,336

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares
Issued and outstanding, 13,836,801 and 9,141,767 shares	1,384	914
Surplus	50,194	46,873
Retained earnings	166,840	157,107
	218,418	204,894
Accumulated other comprehensive income, net of tax	12,250	1,662
	230,668	206,556
	$2,570,805	$2,399,892
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013

Interest and dividend income:
Loans	$43,621	$38,002	$15,329	$13,107
Investment securities:
Taxable	7,145	7,765	2,336	2,491
Nontaxable	10,003	9,529	3,394	3,204
	60,769	55,296	21,059	18,802
Interest expense:
Savings, NOW and money market deposits	1,432	1,789	474	571
Time deposits	4,539	3,729	1,607	1,226
Short-term borrowings	124	222	50	71
Long-term debt	4,989	3,219	1,686	1,223
	11,084	8,959	3,817	3,091
Net interest income	49,685	46,337	17,242	15,711
Provision for loan losses	2,144	1,835	1,221	1,080
Net interest income after provision for loan losses	47,541	44,502	16,021	14,631

Noninterest income:
Investment Management Division income	1,557	1,395	536	499
Service charges on deposit accounts	2,303	2,236	715	819
Net gains on sales of securities	141	4	23	-
Other	1,671	1,576	754	521
	5,672	5,211	2,028	1,839
Noninterest expense:
Salaries	13,482	12,492	4,601	4,326
Employee benefits	3,554	4,168	1,203	1,511
Occupancy and equipment	6,447	5,844	2,121	1,918
Other	6,949	6,704	2,222	2,206
	30,432	29,208	10,147	9,961

Income before income taxes	22,781	20,505	7,902	6,509
Income tax expense	5,226	4,380	1,848	1,330
Net income	$17,555	$16,125	$6,054	$5,179

Weighted average:
Common shares	13,787,990	13,612,100	13,821,270	13,654,709
Dilutive stock options and restricted stock units	144,643	115,689	144,281	138,003
	13,932,633	13,727,789	13,965,551	13,792,712
Earnings per share:
Basic	$1.27	$1.18	$.44	$.38
Diluted	$1.26	$1.17	$.43	$.38

Cash dividends declared per share	$.53	$.51	$.19	$.17

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013

Net income	$17,555	$16,125	$6,054	$5,179

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	17,859	(28,380)	98	(78)
Change in funded status of pension plan	11	489	4	163
Other comprehensive income (loss) before income taxes	17,870	(27,891)	102	85
Income tax expense (benefit)	7,282	(11,073)	42	33
Other comprehensive income (loss)	10,588	(16,818)	60	52
Comprehensive income (loss)	$28,143	$(693)	$6,114	$5,231

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2014
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2014	9,141,767	$914	$46,873	$157,107	$1,662	$206,556
Net income				17,555		17,555
Other comprehensive income					10,588	10,588
Repurchase of common stock	(2,902)		(121)			(121)
Common stock issued under stock compensation plans, including tax benefit	41,780	4	870			874
Common stock issued under dividend reinvestment and stock purchase plan	43,889	4	1,679			1,683
3-for-2 stock split	4,612,267	462		(462)		-
Stock-based compensation			893			893
Cash dividends declared				(7,360)		(7,360)
Balance, September 30, 2014	13,836,801	$1,384	$50,194	$166,840	$12,250	$230,668

	Nine Months Ended September 30, 2013
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2013	9,001,686	$900	$42,643	$145,087	$16,740	$205,370
Net income				16,125		16,125
Other comprehensive loss					(16,818)	(16,818)
Repurchase of common stock	(3,211)		(95)			(95)
Common stock issued under stock compensation plans,including tax benefit	60,165	6	1,203			1,209
Common stock issued under dividend reinvestment and stock purchase plan	54,680	5	1,615			1,620
Stock-based compensation			410			410
Cash dividends declared				(6,903)		(6,903)
Balance, September 30, 2013	9,113,320	$911	$45,776	$154,309	$(78)	$200,918

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013

Cash Flows From Operating Activities:
Net income	$17,555	$16,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,144	1,835
Provision (credit) for off-balance sheet credit losses	(15)	-
Deferred income tax (credit)	(164)	(218)
Depreciation and amortization	2,124	2,132
Premium amortization on investment securities, net	4,994	6,620
Net gains on sales of securities	(141)	(4)
Net gains on loans held-for-sale	(165)	-
Net gain on sale of other real estate owned	-	(2)
Net gain on sale of premises and equipment	(7)	-
Stock-based compensation expense	893	410
Accretion of cash surrender value on bank owned life insurance	(390)	(386)
Pension expense (credit)	(352)	318
Decrease in other assets	1,348	1,799
Increase in accrued expenses and other liabilities	211	3,228
Net cash provided by operating activities	28,035	31,857

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	2,423	722
Proceeds from sales of available-for-sale securities	3,390	1,376
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	6,527	8,655
Available-for-sale	74,713	109,891
Purchases of investment securities:
Held-to-maturity	(516)	(546)
Available-for-sale	(69,716)	(132,807)
Proceeds from sales of other real estate owned and loans held-for-sale	3,265	427
Net increase in loans	(184,042)	(270,483)
Net (increase) decrease in restricted stock	2,190	(4,785)
Purchases of premises and equipment, net	(5,082)	(2,431)
Proceeds from sales of premises and equipment	7	-
Net cash used in investing activities	(166,841)	(289,981)

Cash Flows From Financing Activities:
Net increase in deposits	174,933	150,519
Net increase (decrease) in short-term borrowings	(45,734)	28,213
Proceeds from long-term debt	10,000	86,000
Proceeds from issuance of common stock under dividend reinvestment and stock purchase plan	1,683	1,620
Proceeds from exercise of stock options	766	1,101
Tax benefit from stock compensation plans	188	108
Repurchase and retirement of common stock	(121)	(95)
Cash dividends paid	(7,154)	(4,534)
Net cash provided by financing activities	134,561	262,932

Net increase (decrease) in cash and cash equivalents	(4,245)	4,808
Cash and cash equivalents, beginning of year	35,497	42,191
Cash and cash equivalents, end of period	$31,252	$46,999

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$4,219	$4,102
Cash paid for interest	11,726	7,745
Cash dividends payable	2,583	2,369
Loans transferred from portfolio to other real estate owned and held-for-sale	2,200	425

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

The consolidated financial information included herein as of and for the periods ended September 30, 2014 and 2013 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2013 consolidated balance sheet was derived from the Corporation's December 31, 2013 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

On September 16, 2014, the Corporation declared a 3-for-2 stock split.  The stock split was effected through a 50% stock dividend. Additional shares issued as a result of the stock split were distributed on October 15, 2014, to stockholders of record on October 1, 2014.  The effect of the stock split on the equity accounts of the Corporation has been estimated and recorded in the unaudited consolidated financial statements as of September 30, 2014.  In addition, share and per share amounts included in the unaudited consolidated financial statements and notes thereto have been adjusted as appropriate to reflect the effect of the split.

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

The components of other comprehensive income or loss and the related tax effects are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during period	$17,881	$(28,393)	$99	$(78)
Reclassification adjustment for (gains) losses included in net income (1)	(22)	13	(1)	-
Change in net unrealized holding gains on available-for-sale securities	17,859	(28,380)	98	(78)
Tax effect	7,295	(11,267)	40	(31)
	10,564	(17,113)	58	(47)

Change in funded status of pension plan:
Amortization of prior service cost included in pension expense (2)	11	18	4	6
Amortization of net actuarial loss included in pension expense (2)	-	471	-	157
	11	489	4	163
Tax effect	(13)	194	2	64
	24	295	2	99

Other comprehensive income (loss)	$10,588	$(16,818)	$60	$52

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

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/13	Change	9/30/14
	(in thousands)
Unrealized holding gains on available-for-sale securities	$2,783	$10,564	$13,347
Unrealized actuarial loss and prior service cost on pension plan	(1,121)	24	(1,097)
Accumulated other comprehensive income, net of tax	$1,662	$10,588	$12,250

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$21,749	$994	$-	$22,743
Pass-through mortgage securities	874	109	-	983
Collateralized mortgage obligations	1,210	93	-	1,303
	$23,833	$1,196	$-	$25,029
Available-for-Sale Securities:
State and municipals	$386,332	$18,374	$(507)	$404,199
Pass-through mortgage securities	135,670	1,381	(1,950)	135,101
Collateralized mortgage obligations	244,772	5,811	(633)	249,950
	$766,774	$25,566	$(3,090)	$789,250

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$27,968	$1,087	$-	$29,055
Pass-through mortgage securities	1,878	181	-	2,059
Collateralized mortgage obligations	2,258	176	-	2,434
	$32,104	$1,444	$-	$33,548
Available-for-Sale Securities:
State and municipals	$353,333	$8,250	$(5,030)	$356,553
Pass-through mortgage securities	154,760	1,040	(3,982)	151,818
Collateralized mortgage obligations	272,083	6,190	(1,851)	276,422
	$780,176	$15,480	$(10,863)	$784,793

At September 30, 2014 and December 31, 2013, investment securities with a carrying value of $337,449,000 and $281,444,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2014 and December 31, 2013.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$10,497	$(39)	$31,612	$(468)	$42,109	$(507)
Pass-through mortgage securities	-	-	110,104	(1,950)	110,104	(1,950)
Collateralized mortgage obligations	14,174	(71)	18,546	(562)	32,720	(633)
Total temporarily impaired	$24,671	$(110)	$160,262	$(2,980)	$184,933	$(3,090)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$103,010	$(4,549)	$7,729	$(481)	$110,739	$(5,030)
Pass-through mortgage securities	89,092	(2,279)	38,237	(1,703)	127,329	(3,982)
Collateralized mortgage obligations	36,652	(652)	54,660	(1,199)	91,312	(1,851)
Total temporarily impaired	$228,754	$(7,480)	$100,626	$(3,383)	$329,380	$(10,863)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Proceeds	$3,390	$1,376	$70	$-

Gross gains	$42	$36	$1	$-
Gross losses	(20)	(49)	-	-
Net gain (loss)	$22	$(13)	$1	$-

The income tax expense (benefit) related to the net realized gain (loss) was $9,000 and $(5,000) for the nine months ended September 30, 2014 and 2013, respectively.

Sales of Held-to-Maturity Securities.  During the third quarter of 2014, the Bank sold certain mortgage-backed securities that were classified as held-to-maturity securities.  These sales occurred after the Bank had collected at least 85% of the principal balance outstanding at acquisition of each security.  In addition, the Bank sold one municipal security that was classified as held-to-maturity in response to a significant deterioration in the creditworthiness of the issuer.  The securities sold had a carrying value of $419,000 at the time of sale and the Bank realized a gain upon sale of $22,000.

During the second quarter of 2014, the Bank sold municipal securities of three issuers that were classified as held-to-maturity securities.  These sales were in response to a significant deterioration in the creditworthiness of the issuers.  The securities sold had a carrying value of $725,000 at the time of sale and the Bank realized a gain upon sale of $31,000.

During the first quarter of 2014, the Bank sold certain mortgage-backed securities that were classified as held-to-maturity securities.  These sales occurred after the Bank had collected at least 85% of the principal balance outstanding at acquisition of each security.  The securities sold had a carrying value of $1.2 million at the time of sale and the Bank realized a gain upon sale of $66,000.

During the first quarter of 2013, the Bank sold municipal securities of two issuers that were classified as held-to-maturity securities. These sales were in response to a significant deterioration in the creditworthiness of the issuers.  The securities sold had a carrying value of $705,000 at the time of sale and the Bank realized a gain upon sale of $17,000.

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at September 30, 2014 based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations.  Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$3,440	$3,485
After 1 through 5 years	9,510	9,927
After 5 through 10 years	7,966	8,445
After 10 years	833	886
Mortgage-backed securities	2,084	2,286
	$23,833	$25,029
Available-for-Sale Securities:
Within one year	$3,822	$3,874
After 1 through 5 years	13,173	13,526
After 5 through 10 years	112,477	115,524
After 10 years	256,860	271,275
Mortgage-backed securities	380,442	385,051
	$766,774	$789,250

4 – LOANS

The following tables set forth by class of loans as of September 30, 2014 and December 31, 2013 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocated to each group of loans.  The tables also set forth by class of loans the activity in the allowance for loan losses for the nine months and three months ended September 30, 2014 and 2013.  Construction and land development loans are included with commercial mortgages in the following tables.

	2014
		Commercial Mortgages			Residential Mortgages
	Commercial & Industrial	Multifamily	Other	Owner Occupied	Closed End	Revolving Home Equity	Consumer and Other	Total
Loans:	(in thousands)
Individually evaluated for impairment	$22	$308	$38	$636	$1,761	$280	$-	$3,045
Collectively evaluated for impairment	73,138	490,576	196,623	98,875	710,955	79,480	6,304	1,655,951
	$73,160	$490,884	$196,661	$99,511	$712,716	$79,760	$6,304	$1,658,996

Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$4	$-	$40	$68	$-	$-	$113
Collectively evaluated for impairment	836	6,939	2,073	974	9,972	1,187	115	22,096
	$837	$6,943	$2,073	$1,014	$10,040	$1,187	$115	$22,209

Activity in allowance for loan losses:
Balance at 1/1/14	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848
Chargeoffs	96	-	-	400	121	173	7	797
Recoveries	-	-	-	-	2	3	9	14
Provision for loan losses (credit)	125	(405)	572	223	1,552	117	(40)	2,144
Balance at 9/30/14	$837	$6,943	$2,073	$1,014	$10,040	$1,187	$115	$22,209

Activity in allowance for loan losses:
Balance at 7/1/14	$761	$6,920	$1,802	$1,148	$9,180	$1,207	$122	$21,140
Chargeoffs	96	-	-	-	-	59	-	155
Recoveries	-	-	-	-	-	3	-	3
Provision for loan losses (credit)	172	23	271	(134)	860	36	(7)	1,221
Balance at 9/30/14	$837	$6,943	$2,073	$1,014	$10,040	$1,187	$115	$22,209

	2013
		Commercial Mortgages			Residential Mortgages
	Commercial & Industrial	Multifamily	Other	Owner Occupied	Closed End	Revolving Home Equity	Consumer and Other	Total
Loans:	(in thousands)
Individually evaluated for impairment	$34	$347	$3,037	$657	$1,539	$211	$-	$5,825
Collectively evaluated for impairment	71,784	469,139	159,837	82,994	603,804	77,370	7,184	1,472,112
	$71,818	$469,486	$162,874	$83,651	$605,343	$77,581	$7,184	$1,477,937

Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$-	$-	$127	$149	$-	$-	$277
Collectively evaluated for impairment	807	7,348	1,501	1,064	8,458	1,240	153	20,571
	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848

Activity in allowance for loan losses:
Balance at 1/1/13	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Chargeoffs	-	-	-	-	43	-	11	54
Recoveries	19	-	113	-	9	-	8	149
Provision for loan losses (credit)	(166)	1,575	(525)	75	1,032	(171)	15	1,835
Balance at 9/30/13	$687	$6,917	$1,566	$1,238	$8,727	$1,282	$137	$20,554

Activity in allowance for loan losses:
Balance at 7/1/13	$877	$6,376	$1,775	$1,042	$7,696	$1,563	$191	$19,520
Chargeoffs	-	-	-	-	43	-	8	51
Recoveries	-	-	-	-	4	-	1	5
Provision for loan losses (credit)	(190)	541	(209)	196	1,070	(281)	(47)	1,080
Balance at 9/30/13	$687	$6,917	$1,566	$1,238	$8,727	$1,282	$137	$20,554

For individually impaired loans, the following tables set forth by class of loans at September 30, 2014 and December 31, 2013 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the nine and three months ended September 30, 2014 and 2013.

	September 30, 2014			Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$-	$-	$-	$27	$1	$23	$-
Commercial mortgages:
Other	38	38	-	38	2	38	1
Owner-occupied	394	410	-	399	-	394	-
Residential mortgages:
Closed end	880	928	-	890	-	883	-
Revolving home equity	280	279	-	280	-	280	-

With an allowance recorded:
Commercial and industrial	22	22	1	-	-	-	-
Commercial mortgages:
Multifamily	308	373	4	327	-	310	-
Owner-occupied	242	253	40	244	-	241	-
Residential mortgages - closed end	881	902	68	898	18	884	7

Total:
Commercial and industrial	22	22	1	27	1	23	-
Commercial mortgages:
Multifamily	308	373	4	327	-	310	-
Other	38	38	-	38	2	38	1
Owner-occupied	636	663	40	643	-	635	-
Residential mortgages:
Closed end	1,761	1,830	68	1,788	18	1,767	7
Revolving home equity	280	279	-	280	-	280	-
	$3,045	$3,205	$113	$3,103	$21	$3,053	$8

	December 31, 2013			Nine Months Ended September 30, 2013		Three Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$-	$-	$-	$42	$2	$39	$1
Commercial mortgages:
Multifamily	347	400	-	366	-	356	-
Other	3,037	3,084	-	3,108	75	3,096	24
Residential mortgages:
Closed end	580	617	-	694	6	687	2
Revolving home equity	211	213	-	116	-	115	-

With an allowance recorded:
Commercial and industrial	34	34	1	-	-	-	-
Commercial mortgages - owner-occupied	657	666	127	665	-	663	-
Residential mortgages - closed end	959	969	149	3,950	61	3,930	23

Total:
Commercial and industrial	34	34	1	42	2	39	1
Commercial mortgages:
Multifamily	347	400	-	366	-	356	-
Other	3,037	3,084	-	3,108	75	3,096	24
Owner-occupied	657	666	127	665	-	663	-
Residential mortgages:
Closed end	1,539	1,586	149	4,644	67	4,617	25
Revolving home equity	211	213	-	116	-	115	-
	$5,825	$5,983	$277	$8,941	$144	$8,886	$50

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

Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$73,160	$73,160
Commercial mortgages:
Multifamily	2,153	959	-	308	3,420	487,464	490,884
Other	-	-	-	-	-	196,661	196,661
Owner-occupied	-	-	-	636	636	98,875	99,511
Residential mortgages:
Closed end	326	355	-	1,066	1,747	710,969	712,716
Revolving home equity	96	-	-	280	376	79,384	79,760
Consumer and other	3	-	-	-	3	6,301	6,304
	$2,578	$1,314	$-	$2,290	$6,182	$1,652,814	$1,658,996

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$71,818	$71,818
Commercial mortgages:
Multifamily	-	-	-	347	347	469,139	469,486
Other	-	-	-	1,311	1,311	161,563	162,874
Owner-occupied	-	-	-	657	657	82,994	83,651
Residential mortgages:
Closed end	67	-	-	1,070	1,137	604,206	605,343
Revolving home equity	112	-	-	211	323	77,258	77,581
Consumer and other	5	-	-	-	5	7,179	7,184
	$184	$-	$-	$3,596	$3,780	$1,474,157	$1,477,937

Troubled Debt Restructurings. A restructuring constitutes a troubled debt restructuring when it includes a concession by the Bank and the borrower is experiencing financial difficulty. In order to detemine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Bank performs the evaluation under its internal underwriting policy.

During the nine months ended September 30, 2014, the Bank did not modify any loans in troubled debt restructurings. During the nine months ended September 30, 2013, the Bank modified two loans to a single borrower in a troubled debt restructuring. The loans were a first lien residential mortgage with a pre-modification outstanding recorded investment of $159,000 and interest rate of 6.50% and a junior lien residential mortgage with a pre-modification outstanding recorded investment of $100,000 and interest rate of 3.25%. The restructuring resulted in a single first lien residential mortgage with a post-modification outstanding recorded investment of $259,000 and interest rate of 3.75% which is lower than the current market rate for new debt with similar risk.

At September 30, 2014 and December 31, 2013, the Bank had an allowance for loan losses of $113,000 and $208,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to borrowers with loans that were classified as troubled debt restructurings.

There were two troubled debt restructurings for which there were payment defaults during the nine months ended September 30, 2014 that were modified during the twelve-month period prior to default. The restructured loans were owner-occupied commercial mortgage loans with an aggregate outstanding recorded investment of $636,000 at September 30, 2014 and a specifically allocated allowance for loan losses of $40,000. There were no troubled debt restructurings for which there was a payment default during the nine months ended September 30, 2013 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans Held-for-Sale. The December 31, 2013 consolidated balance sheet includes a loan held-for-sale at its estimated fair value of $900,000. This loan was sold in January 2014 for its carrying value. The Bank charged-off $635,000 against the allowance for loan losses during the first nine months of 2014 on loans transferred to held-for-sale during the period.

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

Credit Quality Indicators. The Corporation categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, payment experience, credit underwriting documentation, public records and current economic trends.

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

Risk ratings on commercial and industrial loans and commercial mortgages are initially assigned by the lending officer together with any necessary approval authority.  The ratings are periodically reviewed and evaluated through one or more of the following: borrower contact, credit department review or independent loan review.

The Bank's loan risk rating and review policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans.  The requirements include details of the scope of coverage and selection process based on loan-type and risk rating.  Among other requirements, at least 60% of the principal balance of commercial real estate loans as of December 31 of the prior year must be reviewed annually.  The frequency of the review of other loans is determined by the Bank’s ongoing assessments of the borrower’s condition.

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

	September 30, 2014
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$72,872	$73	$-	$215	$-	$73,160
Commercial mortgages:
Multifamily	481,150	7,510	1,916	308	-	490,884
Other	194,972	-	-	1,689		196,661
Owner-occupied	98,148	727	-	636	-	99,511
	$847,142	$8,310	$1,916	$2,848	$-	$860,216

	December 31, 2013
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$70,349	$280	$1,155	$34	$-	$71,818
Commercial mortgages:
Multifamily	459,670	9,470	-	346	-	469,486
Other	159,236	601	-	3,037	-	162,874
Owner-occupied	75,681	4,161	837	2,972	-	83,651
	$764,936	$14,512	$1,992	$6,389	$-	$787,829

The following tables present the recorded investment in residential mortgages, home equity lines, and other consumer loans by class of loans and risk rating.  Loans shown as Pass are all loans other than those that are risk rated Watch, Special Mention, Substandard or Doubtful.

	September 30, 2014
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$709,878	$1,077	$-	$1,761	$-	$712,716
Revolving home equity	79,381	379	-	-	-	79,760
Consumer and other	5,969	-	-	-	-	5,969
	$795,228	$1,456	$-	$1,761	$-	$798,445

	December 31, 2013
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$602,025	$1,779	$-	$1,539	$-	$605,343
Revolving home equity	77,018	352	-	211	-	77,581
Consumer and other	5,802	-	-	-	-	5,802
	$684,845	$2,131	$-	$1,750	$-	$688,726

Deposit account overdrafts were $335,000 and $1,382,000 at September 30, 2014 and December 31, 2013, respectively.  Overdrafts are not assigned a risk-rating and are therefore excluded from consumer and other loans in the above tables.

5 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”).  Under the 2014 Plan,  awards may be granted to employees and non-employee directors as incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or any combination thereof, any of which may be subject to performance-based vesting conditions.  1,500,000 shares of the Corporation’s common stock are reserved for issuance of awards under the 2014 Plan.  All of the 1,500,000 shares may be issued pursuant to the exercise of stock options or SARs.  The maximum number of shares that may be issued as restricted stock awards or RSUs is 525,000 shares.  Outstanding awards under the 2006 Plan that expire or are forfeited will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan.  At September 30, 2014, 1,501,592 shares of common stock are reserved for issuance of awards under the 2014 Plan.  The 2014 Plan is administered by the Compensation Committee of the Board of Directors.

The Corporation’s 2006 Stock Compensation Plan (“2006 Plan”) permitted the granting of stock options, SARs, restricted stock and RSUs to employees and non-employee directors.  Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of NQSOs and RSUs, while equity grants to other officers consisted solely of NQSOs.  Beginning with the January 2012 grant, equity compensation for all officers and directors consisted solely of RSUs.  No further awards can be made under the 2006 Plan.

Fair Value of Stock Option Awards. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted by the Corporation’s Board of Directors during 2013 or the nine months ended September 30, 2014.

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

Compensation expense for performance-based RSUs awarded to date is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period without regard to performance.

The Corporation’s Board of Directors granted 38,129 performance-based RSUs in the first quarter of 2014.  In addition, the Board of Directors granted 12,008 RSUs for which compensation expense will be recognized over a two to three year service-based vesting period.

In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $893,000 and $410,000 and recognized related income tax benefits of $363,000 and $163,000 in the first nine months of 2014 and 2013, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of September 30, 2014, and changes during the nine-month period then ended.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	348,801	$15.64
Exercised	(50,256)	15.25
Forfeited or expired	(564)	18.57
Outstanding at September 30, 2014	297,981	$15.71	3.91	$2,164
Exercisable at September 30, 2014	258,651	$15.28	3.59	$1,989

All options outstanding at September 30, 2014 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first nine months of 2014 and 2013 was $516,000 and $449,000, respectively.

RSU Activity.  The following table presents a summary of RSUs outstanding as of September 30, 2014 and changes during the nine-month period then ended.

	Number of RSUs	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	96,915	$17.03
Granted	50,136	26.11
Converted	(12,414)	17.60
Forfeited	(1,027)	21.21
Outstanding at September 30, 2014	133,610	$20.35	1.20	$3,069
Vested and Convertible at September 30, 2014	-	$-	-	$-

The number of RSUs in the table represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted.  RSUs outstanding at September 30, 2014 include 126,169 that are expected to vest and become convertible in the future.  The total intrinsic value of RSUs converted during the first nine months of 2014 and 2013 was $348,000 and $325,000, respectively.

Unrecognized Compensation Cost.  As of September 30, 2014, there was $1,276,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $122,000 for stock options and $1,154,000 for RSUs.  The total cost is expected to be recognized over a weighted-average period of 1.6 years which is based on weighted-average periods of 1.2 years and 1.8 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the nine months ended September 30, 2014 and 2013 was $766,000 and $1,101,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the nine months ended September 30, 2014 and 2013 were $189,000 and $139,000, respectively.

Other.  No cash was used to settle stock options during the first nine months of 2014 or 2013.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic pension cost.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service cost, net of plan participant contributions	$837	$908	$279	$302
Interest cost	1,056	912	352	304
Expected return on plan assets	(2,256)	(1,991)	(752)	(663)
Amortization of prior service cost	11	18	4	6
Amortization of net actuarial loss	-	471	-	157
Net pension expense (credit)	$(352)	$318	$(117)	$106

The Bank makes cash contributions to the pension plan (“Plan”) which comply with the funding requirements of applicable Federal laws and regulations.  For funding purposes, the laws and regulations set forth both minimum required and maximum tax-deductible contributions.  The Bank has no minimum required pension contribution for the Plan year ended September 30, 2014 and its maximum tax-deductible contribution is $1,177,000.  Management has not yet determined whether the Bank will make a contribution to the Plan in 2014.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2014 or 2013.

The fair values of the Corporation’s investment securities designated as available-for-sale at September 30, 2014 and December 31, 2013 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at September 30, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$404,199	$-	$404,199	$-
Pass-through mortgage securities	135,101	-	135,101	-
Collateralized mortgage obligations	249,950	-	249,950	-
	$789,250	$-	$789,250	$-

		Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$356,553	$-	$356,553	$-
Pass-through mortgage securities	151,818	-	151,818	-
Collateralized mortgage obligations	276,422	-	276,422	-
	$784,793	$-	$784,793	$-

Assets measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2014:
Impaired loans:
Commercial mortgages - owner-occupied	$202	$-	$-	$202
Residential mortgages - closed end	173	-	-	173
	$375	$-	$-	$375

December 31, 2013:
Residential mortgage held-for-sale:
Closed end	$900	$-	$-	$900

Impaired loans:
Commercial mortgages - owner-occupied	$530	$-	$-	$530
Residential mortgages - closed end	278	-	-	278
	$808	$-	$-	$808

The impaired loans set forth in the preceding table had principal balances of $428,000 and $1,024,000 at September 30, 2014 and December 31, 2013, respectively, and valuation allowances of $53,000 and $216,000, respectively.  During the nine and three month periods ended September 30, 2014, the Corporation recorded credit provisions for loan losses of $39,000 and $1,000, respectively, for impaired loans measured at fair value.  During the nine and three month periods ended September 30, 2013, the Corporation recorded provisions for loan losses of $596,000 and $408,000, respectively, for impaired loans measured at fair value.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at September 30, 2014 and December 31, 2013.

		September 30, 2014		December 31, 2013
	Level of Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:	(in thousands)
Cash and cash equivalents	Level 1	$31,252	$31,252	$35,497	$35,497
Held-to-maturity securities	Level 2	23,173	24,369	31,315	32,759
Held-to-maturity securities	Level 3	660	660	789	789
Loans	Level 3	1,636,412	1,620,468	1,456,281	1,447,199
Restricted stock	Level 1	17,679	17,679	19,869	19,869
Accrued interest receivable:
Investment securities	Level 2	5,078	5,078	4,766	4,766
Loans	Level 3	4,196	4,196	3,819	3,819

Financial Liabilities:
Checking deposits	Level 1	642,222	642,222	599,114	599,114
Savings, NOW and money market deposits	Level 1	986,247	986,247	917,974	917,974
Time deposits	Level 2	328,592	333,307	265,040	270,545
Short-term borrowings	Level 1	64,729	64,729	110,463	110,463
Long-term debt	Level 2	295,000	297,956	285,000	285,502
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	20	20	33	33
Time deposits	Level 2	5,151	5,151	5,802	5,802
Short-term borrowings	Level 1	1	1	1	1
Long-term debt	Level 2	592	592	571	571

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

Overview

Net income and earnings per share for the nine months ended September 30, 2014 were $17.6 million and $1.26, representing increases over the same period last year of 8.9% and 7.7%, respectively.  For the third quarter of 2014, net income and earnings per share were $6.1 million and $.43, representing increases over the same quarter last year of 16.9% and 13.2%, respectively.  Dividends per share increased 3.9%, from $.51 for the first nine months of 2013 to $.53 for the current nine-month period.  Returns on average assets (ROA) and average equity (ROE) for the first nine months of 2014 were .95% and 10.60%, respectively, versus .98% and 10.62%, respectively, for the same period last year.  Book value per share increased 10.7%, from $15.06 at year-end 2013 to $16.67 at the close of the current quarter.  The credit quality of the Bank’s loan and securities portfolios remains excellent.

Analysis of Earnings – Nine Months Ended September 30, 2014.  Net income increased $1.4 million when comparing the first nine months of 2014 to the same period last year.  The increase is attributable to increases in net interest income of $3.3 million, or 7.2%, and noninterest income of $461,000, or 8.8%, as partially offset by an increase in noninterest expense of $1.2 million, or 4.2%, and increases in the provision for loan losses and income tax expense of $309,000 and $846,000.

The increase in net interest income of $3.3 million was driven by growth in the average balances of loans and nontaxable securities, as partially offset by a decrease in the average balance of taxable securities.

The increase in noninterest income of $461,000 is primarily attributable to an increase in Investment Management Division income and increases in net gains on sales of securities and other noninterest income.  The $1.2 million increase in noninterest expense is comprised of increases in salaries, occupancy and equipment expense and other noninterest expense, as partially offset by a decrease in employee benefits expense.

Asset Quality.  The Bank’s allowance for loan losses to total loans (reserve coverage ratio) decreased by 7 basis points from 1.41% at year-end 2013 to 1.34% at the close of the current quarter.

The credit quality of the Bank’s loan portfolio remains excellent.  Nonaccrual loans amounted to $2.3 million, or .14% of total loans outstanding, at September 30, 2014, compared to $4.5 million, or .30%, at December 31, 2013.  Troubled debt restructurings declined by $1.0 million during the period to $2.1 million at September 30, 2014.  Of this amount, $511,000 were performing in accordance with their modified terms, $243,000 were past due 30 through 89 days and $1.3 million were nonaccrual and included in the aforementioned amount of nonaccrual loans.  The decrease in nonaccrual loans largely resulted from loan sales, chargeoffs and the restoration of two loans to an accruing status. The decrease in troubled debt restructurings largely resulted from the disposition of a loan held-for-sale.  Loans past due 30 through 89 days at September 30, 2014 amounted to $3.9 million, or .23% of total loans outstanding, compared to $184,000, or .01% of total loans outstanding at December 31, 2013.  Management does not believe that the increase in these past due loans is indicative of a deterioration in the overall credit quality of the Bank’s loan portfolio.

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

  Capital.  The Corporation’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.63%, 15.39% and 16.65%, respectively, at September 30, 2014.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  Additionally, with respect to loan growth, the Bank will continue to develop its existing broker and correspondent relationships.  All loans originated through such relationships are underwritten by Bank personnel.  The Bank recently opened branches in Oceanside and Manhasset, Long Island and expects to open a branch in Greenlawn, Long Island by year-end.  This will bring the Bank’s total branch count to 40.  Management is continuing to evaluate sites for future branch expansion.

Challenges We Face.  Intermediate and long-term interest rates are low and could remain so for the foreseeable future.  There is significant price competition for loans in the Bank’s marketplace and little room for the Bank to further reduce its deposit rates.  Higher yielding loans continue to prepay and be replaced with lower yielding loans and there is an ongoing need, from an interest rate risk perspective, to term-fund a portion of the Bank’s loan growth with time deposits and wholesale borrowings.  In the current rate environment, the spread between lending rates and term-funding rates is relatively small.  The persistence of these factors could result in a decline in net interest margin from its current level.  If that were to occur, and management is unable to offset the resulting negative impact by increasing the volume of the Bank’s interest-earning assets, effecting a favorable change in the mix of the Bank’s interest-earning assets or interest-bearing liabilities, reducing expenses or the employment of other measures, the Bank’s profitability could decline.

Commercial and residential real estate values have been negatively impacted by elevated levels of unemployment and underemployment, the erosion of household disposable income, credit tightening for residential mortgages, foreclosures and, in certain micro markets, commercial vacancies.  Although certain metrics used to measure the strength of the economy have been improving, these factors still present meaningful threats to the maintenance of loan quality.

The banking industry is faced with an increasing number of new and complex regulatory requirements which are putting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential.  The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.  The average balances of investment securities include unrealized gains and losses on available-for-sale securities, and the average balances of loans include nonaccrual loans.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets	(in thousands)
Interest-bearing bank balances	$14,826	$27	.24%	$13,187	$25	.25%
Investment Securities:
Taxable	433,680	7,118	2.19	505,618	7,740	2.04
Nontaxable (1)	410,064	15,156	4.93	374,165	14,437	5.14
Loans (1)	1,540,025	43,632	3.78	1,231,371	38,018	4.12
Total interest-earning assets	2,398,595	65,933	3.67	2,124,341	60,220	3.78
Allowance for loan losses	(21,210)			(19,398)
Net interest-earning assets	2,377,385			2,104,943
Cash and due from banks	26,899			29,023
Premises and equipment, net	25,893			24,468
Other assets	43,367			35,790
	$2,473,544			$2,194,224

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$951,400	1,432	.20	$919,156	1,789	.26
Time deposits	307,874	4,539	1.97	249,735	3,729	2.00
Total interest-bearing deposits	1,259,274	5,971	.63	1,168,891	5,518	.63
Short-term borrowings	51,726	124	.32	91,305	222	.33
Long-term debt	294,176	4,989	2.27	160,136	3,219	2.69
Total interest-bearing liabilities	1,605,176	11,084	.92	1,420,332	8,959	.84
Checking deposits	627,215			553,805
Other liabilities	19,657			17,039
	2,252,048			1,991,176
Stockholders' equity	221,496			203,048
	$2,473,544			$2,194,224

Net interest income (1)		$54,849			$51,261
Net interest spread (1)			2.75%			2.94%
Net interest margin (1)			3.05%			3.22%

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

	Nine Months Ended September 30, 2014 Versus 2013
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$3	$(1)	$-	$2
Investment securities:
Taxable	(1,105)	565	(82)	(622)
Nontaxable	1,371	(602)	(50)	719
Loans	9,569	(3,109)	(846)	5,614
Total interest income	9,838	(3,147)	(978)	5,713

Interest Expense:
Savings, NOW & money market deposits	61	(414)	(4)	(357)
Time deposits	876	(49)	(17)	810
Short-term borrowings	(94)	(4)	-	(98)
Long-term debt	2,700	(500)	(430)	1,770
Total interest expense	3,543	(967)	(451)	2,125
Increase (decrease) in net interest income	$6,295	$(2,180)	$(527)	$3,588

(1)
Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis increased $3.6 million, or 7.0%.  The increase was driven by growth in average interest-earning assets of $274.3 million, or 12.9%.  The growth in average interest-earning assets is primarily comprised of growth in the average balances of loans of $308.7 million, or 25.1%, and nontaxable securities of $35.9 million, or 9.6%, as partially offset by a decrease in the average balance of taxable securities of $71.9 million, or 14.2%.  From a yield perspective, the shift from taxable securities to loans and nontaxable securities partially mitigated the negative impact on net interest margin of a low interest rate environment.

Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of long-term borrowings of $134.0 million, or 83.7%, interest-bearing deposits of $90.4 million, or 7.7%, and noninterest-bearing checking deposits of $73.4 million, or 13.3%.  The increase in long-term borrowings together with an increase in the average balance of time deposits of $58.1 million, or 23.3%, resulted from management’s desire to reduce the impact that an increase in interest rates could have on the Bank’s future earnings.

Intermediate and long-term interest rates remain low and volatile.  In a low rate environment lending and investing rates decline and the spread between these rates and the related funding cost generally narrows.  In addition, the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is reduced, some loans prepay in full resulting in the immediate writeoff of deferred costs while the rates on other loans are modified downward, and prepayment speeds on mortgage securities can be relatively high, thereby resulting in the faster amortization of purchase premiums.  These factors are primarily responsible for a 17 basis point decline in the Bank’s net interest margin from 3.22% for the first nine months of 2013 to 3.05% for the current nine-month period.  They also explain why the strong growth in the average balances of loans, nontaxable securities and noninterest-bearing checking deposits was accompanied by only modest growth of 7.0% in net interest income on a tax-equivalent basis.

The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, and broker relationships for both residential and commercial mortgages.  The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and expansion of merchant sales relationships.  In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.  Noninterest income increased $461,000, or 8.8%, when comparing the first nine months of 2014 to the same period last year.  The increase is primarily attributable to an increase in Investment Management Division income of $162,000, or 11.6%, and increases in net gains on sales of securities and other noninterest income of $137,000 and $95,000.  The increase in Investment Management Division income resulted from appreciation in the market value of assets under management and, to a lesser extent, new business and an updated fee schedule.  The increase in other noninterest income is primarily due to the fact that the 2014 period includes net gains of $165,000 on the sale of loans held-for-sale, offset by a real estate tax refund of $73,000 in the 2013 period.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.  Noninterest expense increased $1.2 million, or 4.2%, when comparing the first nine months of 2014 to the same period last year.  The increase is comprised of increases in salaries of $990,000, or 7.9%, occupancy and equipment expense of $603,000, or 10.3%, and other noninterest expense of $245,000, or 3.7%, as partially offset by a decrease in employee benefits expense of $614,000, or 14.7%. The increase in salaries is primarily due to higher stock-based compensation expense, normal annual salary adjustments, branch openings and additions to staff in the back office.  Stock-based compensation expense was $483,000 higher in the first nine months of 2014 than the same period last year primarily because of an increase in the number of restricted stock units (“RSUs”) being expensed in 2014 and, in the 2013 period, a change in the estimated number of shares to be issued upon the vesting of outstanding performance-based RSUs.  The increase in occupancy and equipment expense is largely due to new branch openings and increases in general maintenance and repairs expense, snow removal costs and the cost of servicing equipment.  Approximately one-half of the increase in occupancy and equipment expense is attributable to an increase in the Bank’s capitalization threshold for furniture and equipment items.  The increase in other noninterest expense includes an increase in marketing expense and growth-related increases in FDIC insurance expense and the Bank’s OCC assessment.  The decrease in employee benefits expense is primarily attributable to a decrease in pension expense resulting from favorable performance of plan assets during 2013 and a decrease in the plan’s benefit obligation at year-end 2013 caused by an increase in long-term interest rates.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 22.9% for the first nine months of 2014 compared to 21.4% for the same period last year.  One significant reason for the increase in the effective tax rate is the fact that income on tax-exempt securities became a smaller percentage of pre-tax income.

Results of Operations – Third Quarter Versus Second Quarter 2014

Net income for the third quarter of 2014 was $6.1 million, an increase of 9.2% over $5.5 million earned in the second quarter of 2014.  The increase is primarily attributable to increases in net interest income and noninterest income of $894,000 and $231,000, as partially offset by increases in the provision for loan losses of $239,000 and income tax expense of $324,000.  The increase in net interest income resulted primarily from growth in the average balance of loans outstanding during the quarter.  The increase in noninterest income is largely attributable to a $225,000 gain on the sale of a loan held-for-sale.  The $1.2 million provision for loan losses for the third quarter of this year is primarily attributable to loan growth and net chargeoffs, as partially offset by a decrease in the historical loss rates used to determine the allowance for loan losses.  The $982,000 provision for loan losses for the second quarter of this year was also primarily attributable to loan growth and net chargeoffs, as partially offset by a reduction in watch, special mention and substandard loans and an improvement in economic conditions.

Results of Operations – Third Quarter 2014 Versus Third Quarter 2013

The increase in net income for the third quarter of 2014 versus the same quarter last year is attributable to increases in net interest income and noninterest income of $1.5 million and $189,000, as partially offset by increases in the provision for loan losses of $141,000, noninterest expense of $186,000 and income tax expense of $518,000.  The increases in net interest income, noninterest income and noninterest expense occurred for substantially the same reasons discussed with respect to the nine-month periods.  The significant components of the $1.2 million provision for loan losses for the third quarter of this year are set forth in the preceding paragraph. The $1.1 million provision for loan losses for the third quarter of last year was primarily attributable to loan growth and an increase in specific reserves on loans individually deemed to be impaired, as partially offset by an improvement in economic conditions.

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

The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired and then measure impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows.  For all collateral dependent impaired loans, impairment losses are measured based on the fair value of the collateral.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest payments when due and according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls are not automatically considered to be impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and financial condition, and the amount of the shortfall in relation to the principal and interest owed.  In estimating the fair value of real estate collateral, management utilizes appraisals and adjusts such appraisals for costs to dispose and a distressed sale adjustment.  Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments.  Determining expected future cash flows can be more subjective than determining fair values.  Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  The Bank’s highest average annualized loss experience over periods of 24, 36, 48 or 60 months is the starting point in determining its allowance for loan losses.  Management believes that this approach appropriately reflects losses from the current economic cycle and those incurred in the Bank’s loan portfolio.  However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as median home prices and commercial vacancy rates in the Bank’s service area and national and local unemployment levels, (3) trends in the nature and volume of loans, (4) concentrations of credit, (5) changes in lending policies and procedures, (6) experience, ability and depth of lending staff, (7) changes in the quality of the loan review function, (8) environmental risks, and (9) loan risk ratings.  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

	September 30,	December 31,
	2014	2013
	(dollars in thousands)
Nonaccrual loans (1):
Troubled debt restructurings	$1,304	$2,548
Other	986	1,948
Total nonaccrual loans	2,290	4,496
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	2,290	4,496
Troubled debt restructurings - performing	754	541
Total risk elements	$3,044	$5,037

Nonaccrual loans as a percentage of total loans	.14%	.30%
Nonperforming assets as a percentage of total loans and other real estate owned	.14%	.30%
Risk elements as a percentage of total loans and other real estate owned	.18%	.34%

(1)Includes a $900,000 loan held-for-sale at December 31, 2013.

Included in the table above are performing troubled debt restructurings of $243,000 at September 30, 2014 that were past due 30 through 89 days and still accruing.  There were no performing troubled debt restructurings that were past due 30 through 89 days and still accruing at December 31, 2013.  The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses increased by $1.4 million during the first nine months of 2014, amounting to $22.2 million, or 1.34% of total loans, at September 30, 2014, compared to $20.8 million, or 1.41%, of total loans at December 31, 2013.  During the first nine months of 2014, the Bank had loan chargeoffs and recoveries of $797,000 and $14,000, respectively, and recorded a provision for loan losses of $2.1 million.  The 7 basis points decrease in the reserve coverage ratio is primarily due to an improvement in economic conditions, a reduction in watch, special mention and substandard loans and a decrease in specific reserves on loans individually deemed to be impaired.  Chargeoffs for the first nine months of 2014 include $635,000 on loans transferred to held-for-sale during the period.  The $2.1 million provision for loan losses for the first nine months of this year is primarily attributable to loan growth and net chargeoffs, as partially offset by an improvement in economic conditions, a decrease in specific reserves on loans individually deemed to be impaired and a reduction in watch, special mention and substandard loans.  The $1.8 million provision for loan losses for the first nine months of 2013 was primarily attributable to loan growth and an increase in specific reserves on loans individually deemed to be impaired, as partially offset by an improvement in economic conditions and a decrease in the historical loss rates used to determine the allowance for loan losses.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at September 30, 2014.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  Although economic conditions are showing signs of improvement, they have been unfavorable for an extended period of time as characterized by elevated levels of unemployment and underemployment, suppressed commercial and residential real estate values and, in certain micro markets, elevated commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first nine months of 2014, the Corporation’s cash and cash equivalent position decreased by $4.2 million, from $35.5 million at December 31, 2013 to $31.3 million at September 30, 2014.  The decrease occurred primarily because cash used to originate loans, repay short-term borrowings and purchase securities exceeded the cash provided by deposit growth, additional long-term borrowings, maturities and paydowns of loans and securities and operations.

During the first nine months of 2014, total deposits grew $174.9 million, or 9.8%, to $2.0 billion at September 30, 2014.  The increase was attributable to growth in savings, NOW and money market deposits of $68.3 million, or 7.4%, time deposits of $63.6 million, or 24.0%, and noninterest-bearing checking balances of $43.1 million, or 7.2%.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements.  Total borrowings decreased $35.7 million, or 9.0%, during the first nine months of 2014.  The decrease is attributable to a reduction in short-term borrowings of $45.7 million, as partially offset by an increase in long-term borrowings of $10 million.  Long-term borrowings totaled $295 million at September 30, 2014, representing 82% of total borrowings at quarter-end.  The Bank has been adding to its long-term fixed rate borrowing and time deposit positions to reduce the impact that an increase in interest rates could have on the Bank’s earnings.

 Liquidity.  The Bank has a Board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At September 30, 2014, the Bank had approximately $452 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.3 billion at September 30, 2014.

Capital

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under regulatory capital standards in effect at September 30, 2014, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a Tier 1 leverage capital ratio equal to or greater than 5%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a total risk-based capital ratio equal to or greater than 10%.  The Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of 8.59%, 15.32% and 16.58%, respectively, at September 30, 2014 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The Corporation on a consolidated basis is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of September 30, 2014. (See “Regulatory Rulemakings” that follows.)

Stockholders’ equity totaled $230.7 million at September 30, 2014, an increase of $24.1 million from $206.6 million at December 31, 2013.  The increase resulted primarily from net income of $17.6 million, an increase in the after-tax amount of unrealized gains on available-for-sale securities of $10.6 million, and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $2.6 million, partially offset by cash dividends declared of $7.4 million.  The after-tax amount of unrealized gains on available-for-sale securities increased during the period because of a decrease in intermediate and long-term interest rates.

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

In November 2013, the U.S. banking agencies issued a Notice of Proposed Rulemaking (“NPR”) that would implement a quantitative liquidity requirement consistent with the liquidity coverage ratio established by the Basel Committee.  The NPR applied to all internationally active banking organizations, systemically important non-bank financial institutions and certain other large holding companies with more than $50 billion in total assets.  The transition period in the NPR was shorter than that provided by the Basel Committee.  On September 3, 2014, the U.S. banking agencies issued a final rule that establishes for the first time a standardized minimum liquidity requirement.  The final rule applies to large and internationally active banking organizations and is not applicable to the Bank.  The U.S. banking agencies have not adopted or proposed rules to implement a quantitative liquidity requirement for banks such as the Bank with less than $50 billion in total assets, and it is uncertain whether such a requirement will be established.

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

4) The methodology for determining income apportionment, or the degree to which a bank’s income is allocated to and taxed by New York State, is changing from a three-factor formula based on receipts, payroll and deposits to solely receipts.  In addition, favorable apportionment treatment is provided for interest income from federal, state and municipal debt; asset backed securities; certain corporate bonds; and federal funds.

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

Management is currently analyzing the legislation and believes that the changes included in the legislation will reduce the Bank’s New York State tax burden by a significant amount. The amount of savings will depend upon decisions to be made in the tax planning process. An important decision that management will need to make is whether it will be more beneficial for the Corporation to retain its grandfathered REIT or avail itself of one of the new alternative subtraction modifications.

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

The Bank also uses interest rate sensitivity modeling to calculate EVE in the current rate environment assuming shock increases and decreases in interest rates.  EVE is the difference between the present value of expected future cash flows from the Bank’s assets and the present value of the expected future cash flows from the Bank’s liabilities.  Present values are determined using discount rates that management believes are reflective of current market conditions.  EVE can capture long-term interest rate risk that would not be captured in a five-year projection of net interest income.

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts.  The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not.  For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various deposit products in response to changes in general market interest rates.  These estimates are based on, among other things, a recent study of the Bank’s core deposits.

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation’s EVE at September 30, 2014 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2015 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 5.5 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending September 30, 2015 and calculations of EVE at September 30, 2014 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at September 30, 2014		Net Interest Income for Year Ending 9/30/15
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$187,620	-29.5%	$69,184	-8.8%
+ 200 basis point rate shock	229,155	-13.9%	76,068	0.3%
+ 100 basis point rate shock	257,981	-3.1%	78,060	2.9%
Base case (no rate change)	266,268	-	75,873	-
- 100 basis point rate shock	250,952	-5.8%	72,796	-4.1%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 300 basis points could negatively impact the Bank’s net interest income for the year ending September 30, 2015.  Conversely, an immediate increase in interest rates of 100 or 200 basis points could positively impact the Bank’s net interest income for the same time period.  The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further.  Unlike the shock up 100 or 200 basis point scenarios, in the shock up 300 basis point scenario it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted.  Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income or Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 10, 2014	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)