Form 10-K
period 2014-12-31
FIRST OF LONG ISLAND CORP
filed 2015-03-16
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐  No ☒

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2014, the last business day of the Corporation’s most recently completed second fiscal quarter, was $343,659,281.  This value was computed by reference to the price at which the stock was last sold on June 30, 2014 and excludes $15,660,997 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, February 27, 2015
Common Stock, $.10 par value	13,928,534

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2015 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

The First of Long Island Corporation (“Registrant” or “Corporation”), a one-bank holding company, was incorporated on February 7, 1984, for the purpose of providing financial services through its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”).

The Bank was organized in 1927 as a national banking association under the laws of the United States of America.  The Bank has two wholly owned subsidiaries: The First of Long Island Agency, Inc. (“Agency”), a licensed insurance agency under the laws of the State of New York; and FNY Service Corp., an investment company.  The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc. (“REIT”), a real estate investment trust.

All of the financial operations of the Corporation are aggregated in one reportable operating segment.  All revenues are attributed to and all long-lived assets are located in the United States.

The Bank’s revenues are derived principally from interest on loans and investment securities, service charges and fees on deposit accounts and income from investment management and trust services.

The Bank did not commence, abandon or significantly change any of its lines of business during 2014.

Markets Served and Products Offered

The Bank has historically served the financial needs of privately owned businesses, professionals, consumers, public bodies and other organizations primarily in Nassau and Suffolk Counties, Long Island, New York.  Additionally, the Bank has two commercial banking branches in Manhattan.  The Bank’s main office is located in Glen Head, New York, and the Bank has twenty-six other full service offices, eleven commercial banking offices and two select service banking centers.  The Bank continues to evaluate potential new branch sites on Long Island and in the boroughs of New York City.

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

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Night Depository Services
•	ACH Origination	•	Online Banking
•	ATM Banking	•	Payroll Services
•	Bank by Mail	•	Personal Money Orders
•	Bill Payment	•	Remote Deposit
•	Cash Management Services	•	Safe Deposit Boxes
•	Collection Services	•	Securities Transactions
•	Controlled Disbursement Accounts	•	Signature Guarantee Services
•	Drive-Through Banking	•	Telephone Banking
•	Foreign Currency Sales and Purchases	•	Travelers Checks
•	Lock Box Services	•	Investment Management and Trust Services
•	Merchant Credit Card Services	•	Wire Transfers and Foreign Cables
•	Mutual Funds, Annuities and Life Insurance	•	Withholding Tax Depository Services

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

The Bank’s investment policy generally limits individual maturities to twenty years and average lives on collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities to ten years.  At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds must be rated AA or better.  In addition, management periodically reviews issuer credit ratings for all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies.  Any significant deterioration in the creditworthiness of an issuer will be analyzed and action will be taken if deemed appropriate.

At year-end 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2014, $430.7 million of the Corporation’s municipal securities were rated AA or better, $.2 million were rated A and $.7 million were non-rated bonds of local municipalities.  The Corporation’s pass-through mortgage securities portfolio at December 31, 2014 is comprised of $68.0 million, $62.7 million and $1.3 million of securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), respectively.  Each issuer’s pass-through mortgage securities are backed by residential mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities.  All of the Corporation’s CMOs were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities.  GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities.  Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of Fannie Mae and Freddie Mac, which are U.S. government-sponsored agencies, do not.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

Lending Activities

General.  The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Board Loan Committee and contained in the Bank’s loan policies.  The loan policies allow for exceptions and set forth specific exception approval requirements.  Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan, and the value of the collateral, if any.  All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), banking agency guidance and, for those loans in excess of $250,000, be reviewed by the Bank’s independent appraisal review function.

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

Residential mortgage loans generally in excess of $1.0 million and other loans in excess of $500,000 require the approval of the Management Loan Committee.  Loans in excess of $9.0 million require the approval of two non-management members of the Board Loan Committee and those in excess of $12.0 million require the recommendation of the Management Loan Committee and the approval of a majority of the Board of Directors. If there has been no deterioration in risk rating, an exsiting credit facility over $12.0 million may be extended for twelve months or less with the approval of two non- management members of the Board Loan Committee.

Commercial and Industrial Loans.  Commercial and industrial loans include, among other things, short-term business loans and lines of credit; term and installment loans; and loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts or general business assets.  The Bank makes commercial and industrial loans on a demand basis, short-term basis, or installment basis.  Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle.  Lines of credit are reaffirmed annually and generally require an annual cleanup period.  Term and installment loans are usually due and payable within five years.  Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.

Small Business Credit Scored Loans.  The Bank makes small business credit scored loans to businesses that generally have annual sales at the time of application of less than $2 million.  These loans take the form of revolving credit lines and, depending on the type of business, the maximum amount generally ranges from $150,000 to $250,000.  Installment loans are generally made to finance business automobiles, trucks and equipment and can be secured by the asset financed and/or deposit accounts with the Bank.  Both term loans and revolving credit commitments generally have maturities up to sixty months.  Business profile reports are used in conjunction with credit reports and FICO (Fair Isaac Corporation) small business score cards for loan underwriting and decision making purposes.  Credit and FICO small business risk scores enable the Bank to quickly and efficiently identify and approve loans to low-risk business applicants and decline loans to high-risk business applicants.  Moderate risk applicants may require further evaluation before a decision to approve or decline is made.

Real Estate Mortgage Loans and Home Equity Lines.  The Bank makes residential and commercial mortgage loans and establishes home equity lines of credit.  Applicants for residential mortgage loans and home equity lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt.  Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay.  Commercial and residential mortgage loans are made with terms not in excess of thirty years.  Fixed rate residential mortgage loans with terms greater than twenty years are generally not maintained in the Bank’s portfolio.  Many of the residential mortgage loans made by the Bank in recent years are jumbo mortgages that reprice in five, seven or ten years and then every year thereafter.  Commercial mortgage loans generally reprice within five years and home equity lines generally mature within ten years.  Depending on the type of property, the Bank’s usual practice is to lend no more than 80% of appraised value on residential mortgage, home equity and commercial mortgage loans.  The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

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

Construction Loans.  From time to time, the Bank makes loans to finance the construction of both residential and commercial properties.  The maturity of such loans is generally one year or less and advances are made as the construction progresses.  The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed.  Construction and land development loans are included in Commercial Mortgages on the Consolidated Balance Sheet and amounted to $2,285,000 at December 31, 2014.

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

The Bank offers checking and interest-bearing deposit products.  In addition to business and small business checking, the Bank has a variety of personal checking products that differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any.  The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, which include negotiable order of withdrawal (“NOW”) accounts and IOLA, escrow service accounts, rent security accounts, a variety of personal and nonpersonal money market accounts, a variety of personal and nonpersonal savings products, time deposits, holiday club accounts, and a variety of individual retirement accounts.

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

Employees

As of December 31, 2014, the Bank had 284 full-time equivalent employees and considers employee relations to be good.  Employees of the Bank are not represented by a collective bargaining unit.

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

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies.  Certain provisions of the Dodd-Frank Act are having an impact on the Corporation and the Bank.  For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to principal federal banking regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary federal regulator, although the Consumer Financial Protection Bureau has limited back-up authority to examine such institutions.

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

Payment of Dividends.  The principal source of the Corporation’s liquidity is dividends from the Bank.  The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status and absent affirmative governmental approvals, during 2015 the Bank could declare dividends of approximately $36.2 million plus any 2015 net profits retained to the date of the dividend declaration.

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

Capital Requirements.  As a bank holding company, the Corporation is subject to consolidated regulatory capital requirements administered by the Federal Reserve.  Our Bank is subject to similar capital requirements administered by the OCC.  For a discussion of regulatory capital rulemakings that will impact the Corporation and the Bank beginning January 1, 2015, see “Regulatory Rulemakings” included in Part II, Item 7 of this Form 10-K.

The Federal regulatory authorities’ risk-based capital guidelines that were applicable to the Corporation and Bank through December 31, 2014 were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  These requirements were intended to ensure that banking organizations maintained adequate capital given the risk levels of assets and off-balance sheet financial instruments.  Under these requirements, banking organizations were required to maintain minimum ratios for Tier 1 capital and Total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit).  For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations were assigned to various risk-weight categories defined by the Federal regulatory authorities.

A depository institution’s or holding company’s capital, in turn, was classified in one of two tiers, depending on type:

•	Core Capital (Tier 1). Tier 1 capital included common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

•	Supplementary Capital (Tier 2). Subject to limitations, Tier 2 capital included, among other things, the allowance for loan and lease losses, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, and qualifying subordinated debt.

Under the capital requirements in effect through December 31, 2014, the Corporation, like other bank holding companies, was required to maintain Tier 1 capital and “Total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items, such as letters of credit).  Our Bank, like other depository institutions, was required to maintain similar capital levels under the capital adequacy guidelines.  In addition, for a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios were required to be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements.  The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes).  Under the leverage ratio requirements in effect through December 31, 2014, a minimum Tier 1 leverage ratio of 3.0% was required for bank holding companies and national banks that either have the highest supervisory rating or have implemented the relevant Federal regulatory authority’s risk-adjusted measure for market risk.  All other bank holding companies and national banks were required to maintain a minimum Tier 1 leverage ratio of 4.0%, unless a different minimum was specified by a relevant regulatory authority.  In addition, for a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, it had to have a Tier 1 leverage ratio of at least 5.0%.  The Federal Reserve has not advised the Corporation, and the OCC has not advised the Bank, of any specific minimum Tier 1 leverage ratio applicable to either entity.

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

Under the requirements in effect through December 31, 2014, a bank was (i) “well-capitalized” if it had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a Tier 1 leverage ratio of 5.0% or greater, and was not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it had a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a Tier 1 leverage ratio of 4.0% or greater and was not “well-capitalized”; (iii) “undercapitalized” if it had a total risk-based capital ratio that was less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a Tier 1 leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if its tangible equity was equal to or less than 2.0% of average quarterly tangible assets.  An institution could be downgraded to, or deemed to be in, a capital category that was lower than indicated by its capital ratios if it was determined to be in an unsafe or unsound condition or if it received an unsatisfactory examination rating with respect to certain matters.  A bank’s capital category was determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not have constituted an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

As of December 31, 2014, the Bank was “well-capitalized” based on the aforementioned ratios.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 12 regional Federal Home Loan Banks (each a “FHLB”).  The FHLB System provides a central credit facility primarily for member banks.  As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB plus 0.2% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations.  At December 31, 2014, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Credit Risk

For investment securities, loans and bank-owned life insurance, there is always the risk that the Bank will be unable to realize their full carrying value.  Credit risk in the Bank’s securities and bank-owned life insurance portfolios has been addressed by adopting a board committee approved investment policy that, among other things, limits terms, types and amounts of holdings, and specifies minimum required credit ratings.  Allowable investments include direct obligations of the U.S. government and its agencies, highly rated obligations of states and political subdivisions, highly rated corporate obligations and bank-owned life insurance policies issued by highly rated insurance carriers.  At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds must be rated AA or better.  Bank-owned life insurance may only be purchased from insurance carriers rated A or better. For carriers rated AA or better, cash surrender value is limited to 15% of Tier 1 capital, and for those carriers rated below AA, the limitation is 10% of Tier 1 capital. Management periodically reviews the creditworthiness of all securities in the Bank's portfolio other than those issued by the U.S. government or its agencies, and all bank-owned life insurance carriers. Any significant deterioration in the creditworthiness of an issuer or carrier will be analyzed and action taken if deemed appropriate.

Credit risk in the Bank’s loan portfolio has been addressed by adopting board committee approved commercial, consumer and mortgage loan policies and by maintaining independent loan and appraisal review functions and an independent credit department.  The loan policies contain what the Corporation believes to be prudent underwriting guidelines, which include, among other things, specific loan approval requirements, maximum loan terms, loan to appraised value and debt service coverage limits for mortgage loans, credit score minimums and environmental study requirements.

The credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national economic conditions and environmental contamination.  The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses.  Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls.  In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas.  At December 31, 2014, multifamily loans amounted to approximately $529 million and comprised approximately 62% of the Bank’s total commercial mortgage portfolio and approximately 31% of the Bank’s total loans secured by real estate.  The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled.  Such cash flows are dependent on the strength of the local economy.

Although certain metrics used to measure the strength of the economy have been improving, low labor force participation, stagnant disposable income and underemployment, the erosion of household disposable income, credit tightening for residential mortgages, foreclosures and, in certain micro markets, commercial vacancies still present meaningful threats to the maintenance of loan quality.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.  Environmental impairment of properties securing mortgage loans is also a risk.  However, at the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Allowance for Loan Loss Risk

The Bank maintains an allowance for loan losses in an amount believed to be adequate to absorb probable incurred losses in its loan portfolio.  The maintenance of the allowance for loan losses is governed by a board committee approved allowance for loan and lease losses policy.  In arriving at the allowance for loan losses, an impairment analysis is performed on each loan where it is probable that the borrower will not be able to make all required principal and interest payments according to contractual terms.  In addition, incurred losses for all other loans in the Bank’s portfolio are determined on a pooled basis taking into account, among other things, historical loss experience, delinquencies, economic conditions, trends in nature and volume of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings.  Because estimating the allowance for loan losses is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture probable incurred losses in the loan portfolio.  The Bank’s allowance at any point in time may need to be increased based on, among other things, additional information that comes to light after the estimate is made, changes in circumstances, or a recommendation by bank regulators based on their review of the Bank’s loan portfolio.  Such an adjustment could result in the need for a significant increase in the Bank’s provision for loan losses and have a material adverse impact on the Bank’s financial condition and results of operations.

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

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.

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

Market Risk for the Corporation’s Common Stock

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually.  Upon reconstitution in May 2014, the average market capitalization of companies in the Russell 2000 Index was $1.7 billion, the median market capitalization was $713 million, the capitalization of the largest company in the index was $4.1 billion and the capitalization of the smallest company in the index was $169 million.  The Corporation’s market capitalization on December 31, 2014 was approximately $394 million.  The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock.  Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Economic Conditions Risk

Although certain metrics used to measure the strength of the economy have been improving, national and local economic conditions continue to show signs of weakness.  This poses risks to both the Corporation’s business and the banking industry as a whole.  Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality caused by, among other things, suppressed real estate values, low labor force participation, stagnant disposable income and underemployment; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; and volatile equity markets.

In addition to the significant risks posed by unfavorable economic conditions, the Corporation could experience deposit outflows as national and local economic conditions improve and investors pursue alternative investment opportunities.

Operational Risk

The Corporation relies on its system of internal controls and the internal controls of its third-party service providers (“TPSPs”) to ensure that transactions are captured, recorded, processed and reported properly; confidential customer information is safeguarded; and fraud by employees and persons outside the Corporation is detected and prevented.  The Corporation’s internal controls and/or those of its TPSPs may prove to be ineffective or employees of the Corporation and/or its TPSPs may fail to comply with or override the controls, either of which could result in significant financial loss to the Corporation, adverse action by bank regulatory authorities or the SEC and damage to the Corporation’s reputation.

Technology Risk

The delivery of financial products and services has increasingly become technology-driven.  The Bank’s ability to competitively meet the needs of its customers in a cost-efficient manner is dependent on its ability to keep pace with technological advances and to invest in new technology as it becomes available.  The ability to keep pace with technological change is important, and failure to do so could have a material adverse impact on the Corporation’s business, financial condition and results of operations.

In addition, the Bank outsources certain of its data processing to TPSPs.  If TPSPs encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through TPSPs.  The Bank’s website and online banking products have been the target of cyber attacks in the past.  While the Bank and its TPSPs believe they have successfully blocked attempts to infiltrate the Bank’s systems, there is always the possibility that successful attacks have not yet been identified.

The Bank has established board committee approved policies to prevent or limit the impact of systems failures, interruptions and security breaches and relies on commonly used security and processing systems to provide the security and authentication necessary for the processing of data.  The Bank makes use of logon and user access controls, transaction limits, firewalls, antivirus software, intrusion protection monitoring, vulnerability scans and independent penetration testing.  System failures or interruptions are addressed in the Bank's emergency disaster recovery policy and it's incident response and business continuity plans.  In addition, for TPSPs of data processing and other significant services, the Bank obtains and reviews audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

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

Regulatory and Legislative Risk

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the Federal Reserve Board, OCC and FDIC, which also insures the Bank’s deposits.  Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of depositors.  Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business, including investment practices, lending practices, deposit offerings and capital levels.  The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on bank operations and expansion plans, imposing deposit insurance premiums and other assessments, setting required levels for the allowance for loan losses and capital, and imposing restrictions on the ability to pay cash dividends.  Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations.  The Corporation manages the risk of noncompliance with laws and regulations by having board committee approved compliance policies, hiring and retaining employees with the experience and skills necessary to address compliance on an ongoing basis, and consulting, when necessary with legal counsel and other outside experts on compliance matters.  See the discussion of regulatory capital rulemakings included in the “Regulatory Rulemakings” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Income Tax Risk

The Corporation is subject to income tax under Federal, New York State and New York City laws and regulations.  Changes in such laws and regulations, including laws and regulations associated with having a captive REIT, could increase the Corporation’s tax burden and such increase could have a material negative impact on its results of operations.

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

As of December 31, 2014, the Bank owns a total of twenty buildings in fee simple and leases twenty-nine other facilities, all of which are in Nassau and Suffolk Counties, Long Island and Manhattan.  The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.”  At December 31, 2014, there were 611 stockholders of record of the Corporation’s Common Stock.  The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.  The following table sets forth high and low sales prices and dividends declared, by quarter, for the years ended December 31, 2014 and 2013.

	2014			2013
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$ 28.58	$ 24.47	$ .17	$ 20.45	$ 18.70	$ .17
Second	28.15	22.48	.17	22.33	18.71	.17
Third	26.77	22.22	.19	26.64	21.91	.17
Fourth	29.28	22.32	.19	28.70	24.75	.17

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

Performance Graph

The following performance graphs compare the Corporation's total stockholder return with relevant market and bank stock indexes over 5-year measurement periods.

In prior years, the Corporation compared its 5-year stock performance to the NASDAQ Market and NASDAQ Bank Stocks Indexes.  Beginning January 2014, NASDAQ no longer provides total return data for these indexes, but now provides total return data for the NASDAQ U.S. Benchmark and NASDAQ Banks Supersector Indexes, which are comparable to the former indexes.  As a result of the change in total return data made available by NASDAQ, the Corporation is changing the indexes used in preparing the 5-year performance graph.

The first performance graph compares the Corporation’s total stockholder return to the former and newly selected indexes over a 5-year measurement period ending December 31, 2013, which is the last day NASDAQ made available total return data for the former indexes. The second performance graph compares the Corporation’s total stockholder return to the newly selected NASDAQ U.S. Benchmark and NASDAQ Banks Supersector Indexes over a 5-year measurement period ending December 31, 2014. Both performance graphs assume $100 invested at the beginning of the applicable 5-year period and dividends reinvested in the Corporation’s stock.

Issuer Purchase of Equity Securities

The Corporation did not repurchase any shares of its own common stock in the fourth quarter of 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years.  This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

	2014	2013	2012	2011	2010
INCOME STATEMENT DATA:	(dollars in thousands, except per share data)
Interest Income	$81,976	$74,851	$76,229	$76,312	$72,403
Interest Expense	15,048	12,364	16,127	17,567	16,774
Net Interest Income	66,928	62,487	60,102	58,745	55,629
Provision for Loan Losses	3,189	2,997	3,628	4,061	3,973
Net Income	23,014	21,300	20,393	19,457	18,392
PER SHARE DATA:
Basic Earnings	$1.67	$1.56	$1.52	$1.48	$1.55
Diluted Earnings	1.65	1.55	1.51	1.46	1.53
Cash Dividends Declared	.72	.68	.64	.60	.56
Dividend Payout Ratio	43.64%	43.87%	42.38%	41.10%	36.60%
Book Value	$16.80	$15.06	$15.21	$14.35	$12.00
Tangible Book Value	16.78	15.05	15.19	14.34	11.98
BALANCE SHEET DATA AT YEAR END:
Total Assets	$2,721,494	$2,399,892	$2,108,290	$2,022,407	$1,711,023
Loans	1,804,819	1,477,937	1,147,384	985,859	902,959
Allowance for Loan Losses	23,221	20,848	18,624	16,572	14,014
Deposits	1,985,025	1,782,128	1,633,076	1,502,868	1,292,938
Borrowed Funds	481,486	395,463	248,634	309,727	253,590
Stockholders' Equity	233,303	206,556	205,370	189,347	156,694
AVERAGE BALANCE SHEET DATA:
Total Assets	$2,515,103	$2,240,139	$2,057,608	$1,852,611	$1,657,396
Loans	1,584,198	1,286,227	1,073,046	947,309	864,163
Allowance for Loan Losses	21,554	19,847	18,098	15,013	11,954
Deposits	1,922,172	1,747,888	1,578,233	1,439,647	1,310,507
Borrowed Funds	347,946	272,737	257,392	226,382	193,823
Stockholders' Equity	224,585	203,125	200,137	174,458	142,140
FINANCIAL RATIOS:
Return on Average Assets (ROA)	.92%	.95%	.99%	1.05%	1.11%
Return on Average Stockholders' Equity (ROE)	10.25%	10.49%	10.19%	11.15%	12.94%
Average Equity to Average Assets	8.93%	9.07%	9.73%	9.42%	8.58%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – 2014 Versus 2013

Analysis of 2014 Earnings.  Net income and earnings per share for 2014 were $23.0 million and $1.65, respectively, representing increases of 8.0% and 6.5%, respectively, over the comparable 2013 amounts.  Dividends per share increased 5.9% from $.68 for 2013 to $.72 for 2014.  Returns on average assets and average equity for 2014 were .92% and 10.25%, respectively, as compared to .95% and 10.49%, respectively, for 2013.

Net income for 2014 increased $1.7 million over 2013.  The increase is attributable to increases in net interest income of $4.4 million, or 7.1%, and noninterest income of $356,000, or 5.1%, as partially offset by an increase in noninterest expense of $2.5 million, or 6.4%, and increases in the provision for loan losses and income tax expense of $192,000 and $360,000, respectively.

The increase in net interest income was driven by growth in average interest-earning assets of $268.4 million, or 12.4%, as partially offset by a 15 basis point decline in net interest margin.  The growth in average interest-earning assets is primarily comprised of growth in the average balances of loans of $298.0 million, or 23.2%, and nontaxable securities of $38.8 million, or 10.3%, as partially offset by a decrease in the average balance of taxable securities of $71.9 million, or 14.5%.  The shift from taxable securities to loans and nontaxable securities partially mitigated the negative impact on net interest income of a low interest rate environment.  Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of long-term debt of $114.9 million, or 62.1%, interest-bearing deposits of $107.0 million, or 9.1%, and noninterest-bearing checking deposits of $67.2 million, or 11.8%.  Net interest margin declined from 3.18% in 2013 to 3.03% in 2014 as loans were repriced and cash flows were deployed in a low interest rate environment.

The $356,000 increase in noninterest income is primarily attributable to an increase in Investment Management Division income and increases in net gains on sales of securities and loans held-for-sale, as partially offset by a reduction in real estate tax refunds.  The $2.5 million increase in noninterest expense is comprised of increases in salaries, occupancy and equipment expense and other noninterest expense, as partially offset by a decrease in employee benefits expense.

 Analysis of Fourth Quarter 2014 Earnings.  Net income for the fourth quarter of 2014 was $5.5 million, an increase of 5.5% over $5.2 million earned in the same quarter of 2013.  The increase is primarily attributable to an increase in net interest income of $1.1 million and a decrease in income tax expense of $486,000, as partially offset by an increase in noninterest expense of $1.3 million.  The increase in net interest income occurred for substantially the same reasons discussed with respect to the full year periods.  The decrease in income tax expense is primarily attributable to changes in New York State tax law that became effective beginning on January 1, 2015.  Earnings per share was $.39 for the fourth quarter of 2014, an increase of 5.4% over $.37 for the same quarter of 2013.

Asset Quality.  The Bank’s allowance for loan losses to total loans (reserve coverage ratio) decreased by 12 basis points from 1.41% at year-end 2013 to 1.29% at year-end 2014.  The decrease is primarily due to a continued improvement in economic conditions, a reduction in watch, special mention and substandard loans and a decrease in specific reserves on loans individually deemed to be impaired.

The credit quality of the Bank’s loan portfolio remains excellent.  Nonaccrual loans amounted to $1.7 million, or .09% of total loans outstanding, at December 31, 2014, compared to $4.5 million, or .30%, at December 31, 2013.  Troubled debt restructurings declined by $1.1 million during the year to $2.0 million at December 31, 2014.  Of this amount, $704,000 are performing in accordance with their modified terms and $1.3 million are nonaccrual and included in the aforementioned amount of nonaccrual loans.  The decrease in nonaccrual loans largely resulted from the restoration of two loans to an accruing status, loan sales and chargeoffs.  The decrease in troubled debt restructurings largely resulted from the disposition of a loan held-for-sale.  Loans past due 30 through 89 days at December 31, 2014 amounted to $2.2 million, or .12% of total loans outstanding, compared to $184,000, or .01% of total loans outstanding at December 31, 2013.  Management does not believe that the increase in these past due loans is indicative of a deterioration in the overall credit quality of the Bank’s loan portfolio.

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

Capital Ratios and Book Value Per Share. The Corporation’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 8.49%, 14.24% and 15.49%, respectively, at December 31, 2014.  Book value per share increased 11.6% during 2014 to $16.80 at December 31, 2014.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

On September 16, 2014, the Corporation declared a 3-for-2 stock split.  The stock split was effected through a 50% stock dividend.  Additional shares issued as a result of the stock split were distributed on October 15, 2014 to stockholders of record on October 1, 2014.

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan, deposit and fee income growth. Loan and deposit growth will be driven by effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system.  Additionally, with respect to loan growth, the Bank will continue to develop its existing broker and correspondent relationships.  All loans originated through such relationships are underwritten by Bank personnel.  The Bank recently opened branches in Oceanside, Manhasset and Greenlawn, Long Island bringing the Bank’s total branch count to 40.  In 2015, the Bank expects to relocate and expand an existing branch and open up to four new branches.  Management is continuing to evaluate sites for further branch expansion in 2016 and future years.

Challenges We Face.  Intermediate and long-term interest rates are low and volatile and significantly impacted by both national and global forces.  Such rates could remain low for the foreseeable future and thereby cause both investing and lending rates to be suboptimal.  There is significant price competition for loans in the Bank’s marketplace and little room for the Bank to further reduce its deposit rates.  Higher yielding loans continue to prepay and be replaced with lower yielding loans and there is an ongoing need, from an interest rate risk perspective, to term-fund a portion of the Bank’s loan growth with time deposits and wholesale borrowings.  In the current interest rate environment, the spread between lending rates and term-funding rates is relatively small.  The persistence of these factors could result in a decline in net interest margin from its current level.  If that were to occur, and management is unable to offset the resulting negative impact on earnings by increasing the volume of the Bank’s interest-earning assets, effecting a favorable change in the mix of the Bank’s interest-earning assets or interest-bearing liabilities, reducing expenses or the employment of other measures, the Bank’s profitability could decline.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight.  These factors are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

Overview – 2013 Versus 2012

Analysis of 2013 Earnings.  Net income and earnings per share for 2013 were $21.3 million and $1.55, respectively, representing increases over the comparable 2012 amounts of 4.4% and 2.6%, respectively.  Dividends per share increased by 6.3% from $.64 for 2012 to $.68 for 2013.  Returns on average assets and average equity for 2013 were .95% and 10.49%, respectively, as compared to .99% and 10.19%, respectively, for 2012.

Net income for 2013 increased by $907,000 over 2012.  The increase was primarily attributable to an increase in net interest income of $2.4 million, or 4.0%, a decrease in the provision for loan losses of $631,000, or 17.4%, and an increase in noninterest income (excluding securities gains) of $454,000, or 6.9%.  Partially offsetting these items were increases in noninterest expense (excluding debt extinguishment costs) of $2.1 million, or 5.5%, and income tax expense of $718,000, or 14.3%.  Results for 2012 included a net loss of $338,000 on a deleveraging transaction, comprised of $3.8 million of debt extinguishment costs partially offset by $3.5 million of securities gains.

The increase in net interest income resulted from an increase in average interest-earning assets of $177.4 million, or 8.9%, as partially offset by a 16 basis point decline in net interest margin.  The increase in average interest-earning assets was primarily attributable to increases in the average balances of loans outstanding of $213.2 million, or 19.9%, as partially offset by a decrease in the average balance of taxable securities of $46.2 million, or 8.5%.  The shift from taxable securities to loans and nontaxable securities partially mitigated the negative impact on net interest income of a low interest rate environment.  Partially offsetting these items was a 16 basis point decline in net interest margin from 3.34% in 2012 to 3.18% in 2013.  Net interest margin declined year-over-year as loans were repriced and cash flows were deployed in a low interest rate environment.

Loan growth, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $99.9 million, or 21.3%, interest-bearing deposits of $69.8 million, or 6.3%, and short-term borrowings of $30.5 million, or 53.2%.

The $631,000 decrease in the provision for loan losses was due to a reduction in historical losses, a change in management’s estimate of the impact of current economic conditions on the required allowance for loan losses and a decrease in net chargeoffs.  The impact of these items in reducing the provision was partially offset by more loan growth in 2013 than 2012 and a smaller decrease in 2013 than 2012 in reserves on loans individually deemed to be impaired.

The increase in noninterest income (excluding securities gains) of $454,000 was largely attributable to increases in Investment Management Division income and other noninterest income.  The $2.1 million increase in noninterest expense (excluding debt extinguishment costs) was comprised of increases in salaries, employee benefits expense, occupancy and equipment expense, and other noninterest expense.

Analysis of Fourth Quarter 2013 Earnings.  Net income for the fourth quarter of 2013 was $5.2 million, an increase of 2.5% over $5.1 million for the fourth quarter of 2012.  The increase in net income was attributable to increases in net interest income of $1.2 million, or 8.2%, and noninterest income of $188,000, or 11.4%, as largely offset by increases in noninterest expense of $747,000, or 7.8%, the provision for loan losses of $437,000 and income tax expense of $104,000.

The increase in net interest income occurred for substantially the same reasons discussed with respect to the full year periods.  The provision for loan losses increased in the fourth quarter largely because of more loan growth and a partial chargeoff on a loan transferred to held-for-sale, as partially offset by a decrease during the fourth quarter of 2013 in specific reserves on loans individually deemed to be impaired.  Earnings per share remained unchanged at $.37 in each quarter.

Asset Quality.  The Bank’s allowance for loan losses to total loans (reserve coverage ratio) was 1.41% at December 31, 2013 compared to 1.62% at year-end 2012.  The reserve coverage ratio decreased due to a reduction in the portion of the allowance attributable to historical losses and management’s assessment of current economic conditions.  The $3.0 million provision for loan losses for 2013 was primarily attributable to loan growth and net chargeoffs, as partially offset by an improvement in economic conditions, a decrease in historical loss rates used to determine the allowance for loan losses and a decrease in specific reserves on loans individually deemed to be impaired.  The $3.6 million provision for loan losses for 2012 was mostly attributable to loan growth and net chargeoffs.

The credit quality of the Bank’s loan portfolio remained excellent at December 31, 2013, with nonaccrual loans, including a $900,000 loan held-for-sale, amounting to $4.5 million, or .3% of total loans outstanding.  The held-for-sale loan was sold in January 2014 for its carrying value of $900,000.  Additionally, loans past due 30 through 89 days amounted to only $184,000, or .01% of total loans outstanding.  Troubled debt restructurings declined during 2013 amounting to $3.1 million at the end of the year compared to $4.4 million at year-end 2012.  Of the $3.1 million in troubled debt restructurings outstanding at December 31, 2013, which included the $900,000 loan held-for-sale, $541,000 were performing in accordance with their modified terms and $2.5 million were nonaccrual and included in the aforementioned amount of nonaccrual loans.  The credit quality of the Bank’s securities portfolio also remained excellent at December 31, 2013.  The Bank’s mortgage securities were backed by mortgages underwritten on conventional terms, with 83% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities.  The remainder of the Bank’s securities portfolio principally consisted of high quality, general obligation municipal securities rated AA or better by major rating agencies.

Capital.  The Corporation’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios were 8.62%, 15.77% and 17.02%, respectively, at December 31, 2013.

Deleveraging Transaction in 2012.  During 2012, the Bank executed a deleveraging transaction and also refinanced a portion of its overnight borrowings with long-term debt.  These transactions were undertaken to bolster the Bank’s Tier 1 leverage capital ratio and potentially reduce the negative impact that an eventual increase in interest rates could have on the Bank’s earnings.

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

The first step in determining the allowance for loan losses is to identify loans in the Bank’s portfolio that are individually deemed to be impaired and then measure impairment losses based on either the fair value of collateral or the discounted value of expected future cash flows.  In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed.  Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments.  Determining expected future cash flows can be more subjective than determining fair values.  Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life.

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  The Bank’s highest average annualized loss experience over periods of 24, 36, 48 or 60 months is the starting point in determining its allowance for loan losses.  Management believes that this approach appropriately reflects losses from the current economic cycle and those incurred losses in the Bank’s loan portfolio.  However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management considers a variety of qualitative factors to adjust its historical loss experience to reflect current conditions.  (For a detailed description of these factors see Note A to the Corporation’s consolidated financial statements included in Item 8 of this Form 10-K.)  Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

	2014			2013			2012
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:	(dollars in thousands)
Interest-bearing bank balances	$16,675	$36	.22%	$13,166	$34	.26%	$12,809	$31	.24%
Investment securities:
Taxable	423,929	9,323	2.20	495,818	10,130	2.04	541,970	13,805	2.55
Nontaxable (1)	414,972	20,315	4.90	376,131	19,342	5.14	366,146	19,306	5.27
Loans (1)	1,584,198	59,224	3.74	1,286,227	51,940	4.04	1,073,046	49,679	4.63
Total interest-earning assets	2,439,774	88,898	3.64	2,171,342	81,446	3.75	1,993,971	82,821	4.15
Allowance for loan losses	(21,554)			(19,847)			(18,098)
Net interest-earning assets	2,418,220			2,151,495			1,975,873
Cash and due from banks	26,608			28,328			27,476
Premises and equipment, net	26,429			24,747			23,334
Other assets	43,846			35,569			30,925
	$2,515,103			$2,240,139			$2,057,608
Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$972,136	1,955	.20	$925,044	2,302	.25	$839,143	3,393	.40
Time deposits	313,318	6,171	1.97	253,369	5,040	1.99	269,492	5,803	2.15
Total interest-bearing deposits	1,285,454	8,126	.63	1,178,413	7,342	.62	1,108,635	9,196	.83
Short-term borrowings	48,220	148	.31	87,882	288	.33	57,351	195	.34
Long-term debt	299,726	6,774	2.26	184,855	4,734	2.56	200,041	6,736	3.37
Total interest-bearing liabilities	1,633,400	15,048	.92	1,451,150	12,364	.85	1,366,027	16,127	1.18
Checking deposits	636,718			569,475			469,598
Other liabilities	20,400			16,389			21,846
	2,290,518			2,037,014			1,857,471
Stockholders' equity	224,585			203,125			200,137
	$2,515,103			$2,240,139			$2,057,608
Net interest income (1)		$73,850			$69,082			$66,694
Net interest spread (1)			2.72%			2.90%			2.97%
Net interest margin (1)			3.03%			3.18%			3.34%

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

	2014 Versus 2013 Increase (decrease) due to changes in:				2013 Versus 2012 Increase (decrease) due to changes in:
	Volume	Rate	Rate/ Volume (1)	Net Change	Volume	Rate	Rate/ Volume (1)	Net Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$9	$(6)	$(1)	$2	$1	$2	$-	$3
Investment securities:
Taxable	(1,469)	774	(112)	(807)	(1,176)	(2,732)	233	(3,675)
Nontaxable	1,997	(928)	(96)	973	526	(477)	(13)	36
Loans	12,033	(3,855)	(894)	7,284	9,870	(6,348)	(1,261)	2,261
Total interest income	12,570	(4,015)	(1,103)	7,452	9,221	(9,555)	(1,041)	(1,375)

Interest Expense:
Savings, NOW & money market deposits	117	(442)	(22)	(347)	347	(1,305)	(133)	(1,091)
Time deposits	1,193	(50)	(12)	1,131	(347)	(442)	26	(763)
Short-term borrowings	(130)	(18)	8	(140)	104	(7)	(4)	93
Long-term debt	2,942	(556)	(346)	2,040	(511)	(1,613)	122	(2,002)
Total interest expense	4,122	(1,066)	(372)	2,684	(407)	(3,367)	11	(3,763)
Increase (decrease) in net interest income	$8,448	$(2,949)	$(731)	$4,768	$9,628	$(6,188)	$(1,052)	$2,388

(1)	Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income – 2014 Versus 2013

Net interest income on a tax-equivalent basis was $73.9 million in 2014, an increase of $4.8 million, or 6.9%, from $69.1 million in 2013.  The increase resulted from an increase in average interest-earning assets of $268.4 million, or 12.4%, as partially offset by a 15 basis point decline in net interest margin.

The increase in average interest-earning assets is primarily attributable to growth in the average balances of loans of $298.0 million, or 23.2%, and nontaxable securities of $38.8 million, or 10.3%, as partially offset by a decrease in the average balance of taxable securities of $71.9 million, or 14.5%.  Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well.  The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, and broker relationships for both residential and commercial mortgages.

Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of long-term debt of $114.9 million, or 62.1%, noninterest-bearing checking deposits of $67.2 million, or 11.8%, time deposits of $59.9 million, or 23.7%, and savings, NOW and money market deposits of $47.1 million, or 5.1%.  The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships.  In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth.  The increase in long-term debt together with the increase in the average balance of time deposits resulted from management’s desire to reduce the impact that an increase in interest rates could have on the Bank’s future earnings.

Intermediate and long-term interest rates remain low and volatile.  In a low rate environment lending and investing rates decline and the spread between these rates and the related funding cost generally narrows.  In addition, the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is reduced, some loans prepay in full resulting in the immediate writeoff of deferred costs while the rates on other loans are modified downward, and prepayment speeds on mortgage securities can be relatively high, thereby resulting in the faster amortization of purchase premiums.  These factors are primarily responsible for a 15 basis point decline in the Bank’s net interest margin from 3.18% in 2013 to 3.03% in 2014.  They also explain why strong growth in the average balances of loans, nontaxable securities and noninterest-bearing checking deposits was accompanied by only moderate growth in net interest income.

Net Interest Income – 2013 Versus 2012

Net interest income on a tax-equivalent basis was $69.1 million in 2013, an increase of $2.4 million, or 3.6%, from $66.7 million in 2012.  The increase resulted from an increase in average interest-earning assets of $177.4 million, or 8.9%, as partially offset by a 16 basis point decline in net interest margin.

The growth in average interest-earning assets was primarily attributable to increases in the average balances of loans outstanding of $213.2 million, or 19.9%, as partially offset by a decrease in the average balance of taxable securities of $46.2 million, or 8.5%.  Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well.  Loan growth, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $99.9 million, or 21.3%, interest-bearing deposits of $69.8 million, or 6.3%, and short-term borrowings of $30.5 million, or 53.2%.

Intermediate and long-term interest rates moved up significantly in 2013 but remained relatively low.  In the low rate environment, despite significant growth in the average balances of loans and noninterest-bearing checking deposits, the Bank’s net interest income only increased by $2.4 million over 2012.  In addition, net interest margin declined by 16 basis points from 3.34% in 2012 to 3.18% in 2013 as loans repriced and cash flows were deployed in a very low interest rate environment.

Although the average balance of long-term debt decreased during 2013 as compared to 2012, the balance at December 31, 2013 of $285 million was $140 million higher than December 31, 2012.  The increase in long-term debt resulted from management’s desire to better match the duration of the Bank’s assets and liabilities and thereby hedge against an eventual increase in interest rates.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income increased $356,000, or 5.1%, when comparing 2014 to 2013.  The increase is primarily attributable to an increase in Investment Management Division income of $186,000 and increases in net gains on sales of securities and loans held-for-sale of $125,000 and $165,000, respectively, as partially offset by a $72,000 reduction in real estate tax refunds.  Also contributing to the increase in noninterest income were increases in charge card fees, debit card interchange fees and income from the sale of mutual funds and annuities.  The increase in Investment Management Division income resulted from appreciation in the market value of assets under management and, to a lesser extent, new business and an updated fee schedule.

Noninterest income (excluding securities gains) increased $454,000, or 6.9%, when comparing 2013 to 2012.  The increase was largely attributable to increases in Investment Management Division income of $248,000, or 15.3%, and other noninterest income of $240,000, or 12.6%.  The increase in Investment Management Division income was due to appreciation in the market value of assets under management and, to a lesser extent, new business.  The $240,000 increase in other noninterest income included increases in debit and credit card fees of $120,000, or 33.9%, and mortgage assignment and other loan related fees of $82,000, or 29.6%.  Gains on sales of securities decreased by $3.6 million when comparing 2013 to 2012 as a result of the deleveraging transaction in 2012.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $2.5 million, or 6.4%, when comparing 2014 to 2013.  The increase is comprised of increases in salaries of $1.7 million, or 10.1%, occupancy and equipment expense of $1.2 million, or 15.8%, and other noninterest expense of $279,000, or 3.0%, as partially offset by a decrease in employee benefits expense of $684,000, or 12.4%.  The increase in salaries is primarily due to higher stock-based compensation expense of $919,000, branch openings, additions to staff in the back office and normal annual salary adjustments.  The increase in stock-based compensation expense is primarily attributable to an increase in the value of awards granted in 2014, and a reduction in the estimated number of shares to be issued upon the vesting of restricted stock units (“RSUs”) and forfeitures of some outstanding awards in 2013.  Awards granted in 2014 include 13,823 RSUs with a value of $358,000 that vested immediately.  The award of 13,823 RSUs was based on a recent study of executive compensation performed by an independent compensation consulting firm at the direction of the Board Compensation Committee.  The increase in occupancy and equipment expense is largely due to new branch openings and increases in general maintenance and repairs expense, snow removal costs and the cost of servicing equipment.  The increase in other noninterest expense includes an increase in marketing expense and growth-related increases in FDIC insurance expense and the Bank’s OCC assessment.  The decrease in employee benefits expense is primarily attributable to a decrease in pension expense resulting from favorable performance of plan assets during 2013 and a decrease in the plan’s benefit obligation at year-end 2013 caused by an increase in long-term interest rates.

Noninterest expense (excluding debt extinguishment costs) increased $2.1 million, or 5.5%, when comparing 2013 to 2012.  The increase was comprised of increases in salaries of $800,000, or 4.9%, employee benefits expense of $482,000, or 9.6%, occupancy and equipment expense of $404,000, or 5.6%, and other noninterest expense of $374,000, or 4.3%.  The increase in salaries was primarily due to normal annual salary adjustments and additions to staff, as partially offset by a decrease in stock-based compensation expense.  Stock-based compensation expense declined because of a reduction in the estimated number of shares to be issued upon the vesting of RSUs and forfeitures of some outstanding awards.  The increase in employee benefits expense was primarily attributable to increases in incentive compensation cost, payroll tax expense and group health insurance expense, as partially offset by a decrease in pension expense.  The increase in occupancy and equipment expense was largely due to increases in general maintenance and repairs expense, snow removal costs, rent expense and the cost of servicing equipment.  The increase in other noninterest expense includes increases in consulting expense and marketing expense and growth-related increases in FDIC insurance expense and the Bank’s OCC assessment.  Debt extinguishment costs of $3.8 million in 2012 resulted from the deleveraging transaction.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 20.9% in 2014, 21.2% in 2013 and 19.7% in 2012.  The effective tax rate reflects the tax benefits of the Bank’s municipal securities portfolio, bank-owned life insurance, captive REIT and investment company.  The effective tax rate for 2014 also reflects a reduction in deferred income taxes payable attributable to changes in New York State tax law that became effective January 1, 2015.

Financial Condition

Total assets were $2.7 billion at December 31, 2014, an increase of $321.6 million, or 13.4%, from the previous year-end.  The increase was primarily attributable to growth in loans of $326.9 million, or 22.1%, and an increase in bank-owned life insurance of $17.4 million, partially offset by a reduction in investment securities of $20.9 million, or 2.6%.  The increase in volume and change in the mix of the Bank’s interest-earning assets helped to offset the negative impact on earnings of the decline in net interest margin caused by the low interest rate environment.

Asset growth during 2014 was largely funded by deposit growth and increases in long-term debt, short-term borrowings and stockholders’ equity.  Total deposits grew $202.9 million, or 11.4%, to $2.0 billion, long-term debt grew $60.0 million, or 21.1%, to $345.0 million, and short-term borrowings grew $26.0 million, or 23.6%, to $136.5 million, at December 31, 2014.  For the year, noninterest-bearing checking deposits increased $56.6 million, or 9.5%, savings, NOW and money market deposits increased $82.4 million, or 9.0%, and time deposits increased $63.9 million, or 24.1%.  Stockholders’ equity at year-end 2014 totaled $233.3 million, an increase of $26.7 million from year-end 2013.

Investment Securities.  The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2014, 2013 and 2012.

	2014	2013	2012
Held-to-Maturity Securities:		(in thousands)
State and municipals	$19,836	$27,968	$36,255
Pass-through mortgage securities	856	1,878	3,782
Collateralized mortgage obligations	1,141	2,258	4,130
	$21,833	$32,104	$44,167
Available-for-Sale Securities:
State and municipals	$411,797	$356,553	$332,513
Pass-through mortgage securities	131,181	151,818	84,956
Collateralized mortgage obligations	231,167	276,422	399,965
	$774,145	$784,793	$817,434

The following table presents the maturities and weighted average yields of the Bank’s investment securities at December 31, 2014.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-Maturity Securities:
State and municipals (2)	$2,924	4.98%	$8,534	5.98%	$7,545	6.03%	$833	6.21%
Pass-through mortgage securities	-	-	-	-	281	6.22	575	5.30
Collateralized mortgage obligations	-	-	-	-	-	-	1,141	5.30
	$2,924	4.98%	$8,534	5.98%	$7,826	6.04%	$2,549	5.60%

Available-for-Sale Securities: (3)
State and municipals (2)	$5,308	5.05%	$21,002	4.28%	$122,450	4.03%	$263,037	5.47%
Pass-through mortgage securities	-	-	503	5.83	51,026	1.20	79,652	2.10
Collateralized mortgage obligations	-	-	-	-	33,738	1.78	197,429	2.37
	$5,308	5.05%	$21,505	4.32%	$207,214	2.97%	$540,118	3.84%

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

(2)	Yields on tax-exempt municipal securities have been computed on a tax-equivalent basis.

(3)	Yields on available-for-sale securities have been computed based on amortized cost.

During 2014, the Bank received cash dividends totaling $739,000 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 4.27%.

Loans.  The composition of the Bank’s loan portfolio is set forth below.

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Commercial and industrial	$77,140	$71,818	$54,339	$42,572	$39,055
Commercial mortgages:
Multifamily	529,093	469,486	278,503	229,925	208,682
Other	222,537	162,874	141,986	140,738	125,521
Owner-occupied	107,345	83,651	83,879	89,919	83,299
Residential mortgages:
Closed end	779,994	605,343	502,367	386,478	346,195
Revolving home equity	83,109	77,581	81,975	91,630	94,417
Consumer and Other	5,601	7,184	4,335	4,597	5,790
	1,804,819	1,477,937	1,147,384	985,859	902,959
Allowance for loan losses	(23,221)	(20,848)	(18,624)	(16,572)	(14,014)
	$1,781,598	$1,457,089	$1,128,760	$969,287	$888,945

Commercial mortgage loans outstanding at December 31, 2014 include $2,285,000 of variable rate construction loans due within one year.  Commercial and industrial loans at December 31, 2014 include $5,742,000 of small business credit scored loans.

Maturity and rate information for the Bank’s commercial and industrial loans outstanding at December 31, 2014 is set forth below.

	Maturity
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial and industrial loans:
Fixed rate	$416	$9,915	$4,046	$14,377
Variable rate	37,533	22,861	2,369	62,763
	$37,949	$32,776	$6,415	$77,140

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

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans (1):
Troubled debt restructurings	$1,280	$2,548	$2,430	$1,637	$-
Other	424	1,948	1,668	1,574	3,936
Total nonaccrual loans	1,704	4,496	4,098	3,211	3,936
Loans past due 90 days or more and still accruing	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Total nonperforming assets	1,704	4,496	4,098	3,211	3,936
Troubled debt restructurings - performing	704	541	1,953	3,757	2,433
Total risk elements	$2,408	$5,037	$6,051	$6,968	$6,369

Nonaccrual loans as a percentage of total loans	.09%	.30%	.36%	.33%	.44%
Nonperforming assets as a percentage of total loans and other real estate owned	.09%	.30%	.36%	.33%	.44%
Risk elements as a percentage of total loans and other real estate owned	.13%	.34%	.53%	.71%	.71%

(1) Includes loans held-for-sale

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Gross interest income on nonaccrual loans and troubled debt restructurings:
Amount that would have been recorded during the year under original terms	$127	$311	$365	$369	$332
Actual amount recorded during the year	33	60	134	246	300

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

	December 31, 2014
	Internally Assigned Risk Rating
	1 - 2	3 - 4	5 - 6	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$1,737	$2,033	$73,114	$65	$-	$191	$-	$77,140
Commercial mortgages:
Multifamily	-	39,849	479,425	7,610	1,906	303	-	529,093
Other	-	14,495	205,502	900	-	1,640	-	222,537
Owner-occupied	622	2,494	103,327	-	-	902	-	107,345
	$2,359	$58,871	$861,368	$8,575	$1,906	$3,036	$-	$936,115

	December 31, 2013
Commercial and industrial	$6,021	$6,208	$58,120	$280	$1,155	$34	$-	$71,818
Commercial mortgages:
Multifamily	-	31,211	428,459	9,470	-	346	-	469,486
Other	-	10,424	148,812	601	-	3,037	-	162,874
Owner-occupied	-	3,871	71,810	4,161	837	2,972	-	83,651
	$6,021	$51,714	$707,201	$14,512	$1,992	$6,389	$-	$787,829

Risk ratings of the Corporation’s residential mortgage loans, home equity lines and other consumer loans are set forth in the tables below.  Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

	December 31, 2014
	Internally Assigned Risk Rating
	1	2	3	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$720,093	$41,882	$15,871	$1,066	$-	$1,082	$-	$779,994
Revolving home equity	70,948	6,552	5,230	99	-	280	-	83,109
Consumer and Other	4,836	160	126	-	-	-	-	5,122
	$795,877	$48,594	$21,227	$1,165	$-	$1,362	$-	$868,225

	December 31, 2013
Residential mortgages:
Closed end	$554,579	$30,530	$16,916	$1,779	$-	$1,539	$-	$605,343
Revolving home equity	64,135	7,324	5,559	352	-	211	-	77,581
Consumer and Other	5,068	520	214	-	-	-	-	5,802
	$623,782	$38,374	$22,689	$2,131	$-	$1,750	$-	$688,726

Deposit account overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

Allowance and Provision for Loan Losses.  The allowance for loan losses increased by $2.4 million during 2014, amounting to $23.2 million, or 1.29% of total loans, at December 31, 2014, as compared to $20.8 million, or 1.41% of total loans, at December 31, 2013.  The decrease in the reserve coverage ratio was primarily due to a continued improvement in economic conditions, a reduction in watch, special mention and substandard loans and a decrease in specific reserves on loans individually deemed to be impaired.

During 2014, the Bank had loan chargeoffs and recoveries of $834,000 and $18,000, respectively, and recorded a $3.2 million provision for loan losses.  The $3.2 million provision for loan losses for 2014 was primarily attributable to loan growth and net chargeoffs, as partially offset by continued improvement in economic conditions, a reduction in watch, special mention and substandard loans and a decrease in specific reserves on loans individually deemed to be impaired.  The $3.0 million provision for loan losses for 2013 was primarily attributable to loan growth and net chargeoffs, as partially offset by an improvement in economic conditions, a decrease in historical loss rates used to determine the allowance for loan losses and a decrease in specific reserves on loans individually deemed to be impaired.

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

The following table sets forth changes in the Bank’s allowance for loan losses.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance, beginning of year	$20,848	$18,624	$16,572	$14,014	$10,346
Loans charged off:
Commercial and industrial	96	-	5	-	-
Commercial mortgages:
Multifamily	-	-	501	1,257	325
Other	37	-	-	233	-
Owner-occupied	400	-	-	-	-
Residential mortgages:
Closed end	121	914	659	8	-
Revolving home equity	173	-	450	100	22
Consumer and Other	7	18	4	36	30
	834	932	1,619	1,634	377
Recoveries of loans charged off:
Commercial and industrial	2	19	4	115	46
Commercial mortgages:
Multifamily	-	-	4	9	-
Other	-	113	19	-	-
Residential mortgages:
Closed end	3	13	10	1	-
Revolving home equity	4	-	-	-	-
Consumer and Other	9	14	6	6	26
	18	159	43	131	72
Net chargeoffs	816	773	1,576	1,503	305
Provision for loan losses	3,189	2,997	3,628	4,061	3,973
Balance, end of year	$23,221	$20,848	$18,624	$16,572	$14,014

Ratio of net chargeoffs to average loans outstanding	.05%	.06%	.15%	.16%	.04%

The following table sets forth the allocation of the Bank’s total allowance for loan losses by loan type.

	December 31,
	2014		2013		2012		2011		2010
	Amount	% of Loans To Total Loans	Amount	% of Loans To Total Loans	Amount	% of Loans To Total Loans	Amount	% of Loans To Total Loans	Amount	% of Loans To Total Loans
	(dollars in thousands)
Commercial and industrial	$838	4.3%	$808	4.9%	$834	4.7%	$699	4.3%	$803	4.3%
Commercial mortgages:
Multifamily	7,207	29.3	7,348	31.8	5,342	24.3	5,365	23.3	3,848	23.1
Other	2,340	12.3	1,501	11.0	1,978	12.4	2,316	14.3	2,303	13.9
Owner-occupied	1,023	6.0	1,191	5.7	1,163	7.3	1,388	9.1	1,529	9.2
Residential mortgages:
Closed end	10,599	43.2	8,607	40.9	7,729	43.8	5,228	39.2	4,059	38.4
Revolving home equity	1,121	4.6	1,240	5.2	1,453	7.1	1,415	9.3	1,415	10.5
Consumer and Other	93	.3	153	.5	125	.4	161	.5	57	.6
	$23,221	100.0%	$20,848	100.0%	$18,624	100.0%	$16,572	100.0%	$14,014	100.0%

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at December 31, 2014.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  Although economic conditions are showing signs of improvement, they have been unfavorable for an extended period of time as characterized by elevated levels of unemployment and underemployment, suppressed commercial and residential real estate values and, in certain micro markets, elevated commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans.  At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings.  Total deposits grew $202.9 million, or 11.4%, to $2.0 billion at December 31, 2014.  The increase was attributable to growth in noninterest-bearing checking deposits of $56.6 million, or 9.5%, savings, NOW and money market deposits of $82.4 million, or 9.0%, and time deposits of $63.9 million, or 24.1%.  The largest segment of the deposit base is savings, NOW and money market deposits which represent 50.4% of total deposits at December 31, 2014.

The remaining maturities of the Bank’s time deposits at December 31, 2014 can be found in “Note E – Deposits” to the Corporation’s December 31, 2014 consolidated financial statements.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements.  Total borrowings increased $86.0 million during 2014 to $481.5 million at year-end.  The increase is principally due to an increase in fixed rate long-term debt of $60.0 million.

Capital.  The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  Under regulatory capital standards in effect at December 31, 2014, banks are classified as well capitalized, adequately capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a Tier 1 leverage capital ratio equal to or greater than 5%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a total risk-based capital ratio equal to or greater than 10%.  The Bank’s Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 8.49%, 14.23% and 15.48%, respectively, at December 31, 2014 exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environments.  The strength of the Bank’s balance sheet, from both a capital and asset quality perspective, positions the Bank for continued growth in a measured and disciplined fashion.  The Corporation on a consolidated basis is subject to minimum risk-based and leverage capital requirements, which the Corporation exceeds as of December 31, 2014.

Stockholders’ equity totaled $233.3 million at December 31, 2014, an increase of $26.7 million from $206.6 million at December 31, 2013.  The increase was primarily attributable to net income of $23.0 million, an increase in accumulated other comprehensive income of $9.1 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $3.4 million, partially offset by cash dividends declared of $10.0 million.  Accumulated other comprehensive income increased due to an increase in the after-tax amount of unrealized gains on available-for-sale securities of $10.7 million, as partially offset by a change in the funded status of the Bank’s defined benefit pension plan of $1.6 million.

The ratio of average stockholders’ equity to average total assets declined from 9.1% for 2013 to 8.9% for 2014.  The decrease occurred because the growth rate in average total assets of 12.3% during 2014, primarily due to 23.2% growth in average loans, exceeded the 10.6% growth rate in average stockholders’ equity.  The Corporation had returns on average equity of 10.25%, 10.49% and 10.19% and returns on average assets of .92%, .95% and .99%, for the years ended December 31, 2014, 2013 and 2012, respectively.

For a discussion of regulatory capital rulemakings, see “Regulatory Rulemakings” included in Part II, Item 7 of this Form 10-K.

Cash Flows and Liquidity

Cash Flows.  During 2014, the Corporation’s cash and cash equivalent position declined by $2.6 million, from $35.5 million at December 31, 2013 to $32.9 million at December 31, 2014.  The decrease occurred primarily because cash used to originate loans, purchase investment securities, pay cash dividends, invest in bank-owned life insurance and restricted stock and expand and improve physical facilities exceeded the cash provided by the growth in deposits and borrowings, maturities and paydowns of loans and securities and operations.

 Liquidity.  The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

At December 31, 2014, the Bank had approximately $404 million of unencumbered available-for-sale securities.  In addition, based on securities and loan collateral in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.3 billion at December 31, 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance sheet arrangements and contractual obligations at December 31, 2014 are summarized in the table that follows.  Unused home equity lines are the largest component of the amount shown for commitments to extend credit.  Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts shown in the table do not necessarily represent future cash requirements.  The amounts shown for long-term debt and time deposits are based on the contractual maturities and do not include interest payments.  Repurchase agreements can be terminated by the purchaser prior to contractual maturity (see Note F to the Corporation’s December 31, 2014 consolidated financial statements for more detailed information regarding repurchase agreements).  The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2014 pursuant to off-balance sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$214,464	$127,454	$24,014	$31,698	$31,298
Standby letters of credit	4,043	4,043	-	-	-
Long-term debt	345,000	20,000	84,550	200,950	39,500
Operating lease obligations	9,996	1,583	2,868	2,172	3,373
Purchase obligations	8,118	1,997	4,100	2,021	-
Time deposits	328,947	109,822	67,952	128,901	22,272
	$910,568	$264,899	$183,484	$365,742	$96,443

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

The purchase obligations shown in the preceding table are pursuant to contracts that the Bank has with providers of data processing services.  Required pension plan contributions for years beyond 2015 are not presently known and are therefore not included in the table.  The Bank has no minimum required pension contribution for the Plan year ending September 30, 2015.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs.  Unlike industrial companies, most of the assets and liabilities of a financial institution are monetary in nature.  As a result, changes in interest rates generally have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  Interest rates are highly sensitive to many factors, which are beyond the control of the Corporation, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Board, and foreign governments.

Impact of Issued But Not Yet Effective Accounting Standards

For a discussion regarding the impact of issued but not yet effective accounting standards, see Note A to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Regulatory Rulemakings

  Capital.   In July 2013, the Federal Reserve Board and the OCC approved a final rule (“final rule”) that changes the regulatory capital framework for all banking organizations and revises the prompt corrective action categories to incorporate the revised regulatory capital standards.  The final rule implements for U.S. banks the Basel III regulatory capital reforms of the Basel Committee and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The final rule strengthens areas of weakness identified in the Basel I capital rules by: (1) enhancing the quantity and quality of regulatory capital in the banking system; (2) better reflecting the risk of certain on and off-balance sheet exposures in the measurement of risk-weighted assets; and (3) building additional capital capacity into the banking system to absorb losses in times of future market and economic stress.  Subject to certain transition provisions, banking organizations like the Corporation with $250 billion or less in total assets must comply with the new requirements beginning January 1, 2015.

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

Under the final rule, certain banking organizations, including the Corporation, are permitted to make a one-time election to continue the current treatment of excluding from regulatory capital most accumulated other comprehensive income (“AOCI”) components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit postretirement plans.  Institutions that elect to exclude most AOCI components from regulatory capital under Basel III will be able to avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities.  The Corporation and the Bank currently intend to elect to exclude AOCI components from regulatory capital under Basel III.

Management does not expect implementation of the final rule to have a material impact on the Corporation’s regulatory capital position, lines of business or profitability.

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

In November 2013, the U.S. banking agencies issued a Notice of Proposed Rulemaking (“NPR”) that would implement a quantitative liquidity requirement consistent with the liquidity coverage ratio established by the Basel Committee.  The NPR applied to all internationally active banking organizations, systemically important non-bank financial institutions and certain other large holding companies with more than $50 billion in total assets.  The transition period in the NPR was shorter than that provided by the Basel Committee.  On September 3, 2014, the U.S. banking agencies issued a final liquidity rule that establishes for the first time a standardized minimum liquidity requirement.  The final rule applies to large and internationally active banking organizations and is not applicable to the Bank.  The U.S. banking agencies have not adopted or proposed rules to implement a quantitative liquidity requirement for banks such as the Bank with less than $50 billion in total assets, and it is uncertain whether such a requirement will be established.

New York State Tax Reform

On March 31, 2014, the New York State legislature approved the fiscal 2015 budget bill (the “legislation”) which includes significant changes to New York State tax law impacting banks.  The banking corporation franchise tax under Article 32 is repealed effective January 1, 2015, and banks are now subject to the general business corporation franchise tax under a substantially revised Article 9A.

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

For 2015, management has decided to use the new alternative subtraction modification for REITs.

Management believes that the changes included in the legislation will reduce the Bank’s annual tax burden by an amount ranging from  $600,000 to $700,000.

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

The table that follows summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2014, based upon significant estimates and assumptions that the Corporation believes to be reasonable.  The table arranges interest-earning assets and interest-bearing liabilities according to the period in which they contractually mature or, if earlier, are estimated to repay or reprice.  Repayment and repricing estimates are based on internal data, market data and management’s assumptions about factors that are inherently uncertain.  These factors include, among others, prepayment speeds, changes in market interest rates and the Bank’s response thereto, early withdrawal of deposits and competition.  The balances of non-maturity deposit products have been included in categories beyond three months in the table because management believes, based on past experience and its knowledge of current competitive pressures, that the repricing of these products will lag market changes in interest rates to varying degrees.

	Repricing Period
	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through One Year	Total Within One Year	Over One Year Through Five Years	Over Five Years	Non- interest- Sensitive	Total
Assets:	(in thousands)
Overnight investments	$735	$-	$-	$735	$-	$-	$-	$735
Investment securities	24,663	26,086	45,701	96,450	203,953	472,912	22,663	795,978
Loans	188,314	21,325	55,064	264,703	815,067	722,866	(21,038)	1,781,598
Other assets	23,304	-	31,568	54,872	-	-	88,311	143,183
	237,016	47,411	132,333	416,760	1,019,020	1,195,778	89,936	2,721,494

Liabilities & Stockholders' Equity:
Checking deposits	-	-	-	-	-	-	655,753	655,753
Savings, NOW and money market deposits	170,533	57,809	115,617	343,959	534,829	121,537	-	1,000,325
Time deposits, $100,000 and over	39,503	18,891	16,373	74,767	122,216	11,762	-	208,745
Time deposits, other	18,799	8,857	7,399	35,055	74,637	10,510	-	120,202
Borrowed funds	136,486	10,000	10,000	156,486	285,500	39,500	-	481,486
Other liabilities	-	-	-	-	-	-	21,680	21,680
Stockholders' equity	-	-	-	-	-	-	233,303	233,303
	365,321	95,557	149,389	610,267	1,017,182	183,309	910,736	2,721,494
Interest-rate sensitivity gap	$(128,305)	$(48,146)	$(17,056)	$(193,507)	$1,838	$1,012,469	$(820,800)	$-
Cumulative interest-rate sensitivity gap	$(128,305)	$(176,451)	$(193,507)	$(193,507)	$(191,669)	$820,800	$-	$-

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation’s EVE at December 31, 2014 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending December 31, 2015 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 5.2 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending December 31, 2015 and calculations of EVE at December 31, 2014 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at December 31, 2014		Net Interest Income for 2015
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$ 176,786	-30.8%	$ 70,523	-11.1%
+ 200 basis point rate shock	219,101	-14.2%	78,137	-1.5%
+ 100 basis point rate shock	248,112	-2.8%	80,824	1.8%
Base case (no rate change)	255,347	-	79,363	-
- 100 basis point rate shock	237,563	-7.0%	76,390	-3.7%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ended December 31, 2015.  Conversely, an immediate increase in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period.  The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further.  Unlike the shock up 100 basis point scenario, in the shock up 200 or 300 basis point scenarios it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted.  Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C O N S O L I D A T E D B A L A N C E S H E E T S

December 31 (in thousands)	2014	2013

Assets:
Cash and due from banks	$32,209	$35,034
Temporary investments	735	463
Cash and cash equivalents	32,944	35,497

Investment securities:
Held-to-maturity, at amortized cost (fair value of $22,870 and $33,548)	21,833	32,104
Available-for-sale, at fair value	774,145	784,793
	795,978	816,897

Loan held-for-sale	-	900

Loans:
Commercial and industrial	77,140	71,818
Secured by real estate:
Commercial mortgages	858,975	716,011
Residential mortgages	779,994	605,343
Home equity lines	83,109	77,581
Consumer	5,601	7,184
	1,804,819	1,477,937
Allowance for loan losses	(23,221)	(20,848)
	1,781,598	1,457,089

Restricted stock, at cost	23,304	19,869
Bank premises and equipment, net	27,854	24,463
Bank-owned life insurance	31,568	14,185
Pension plan assets, net	16,421	18,532
Other assets	11,827	12,460
	$2,721,494	$2,399,892
Liabilities:
Deposits:
Checking	$655,753	$599,114
Savings, NOW and money market	1,000,325	917,974
Time, $100,000 and over	208,745	173,379
Time, other	120,202	91,661
	1,985,025	1,782,128

Short-term borrowings	136,486	110,463
Long-term debt	345,000	285,000
Accrued expenses and other liabilities	13,247	13,141
Deferred income taxes payable	8,433	2,604
	2,488,191	2,193,336
Commitments and Contingent Liabilities (Note M)

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares
Issued and outstanding, 13,887,134 and 9,141,767 shares	1,389	914
Surplus	51,009	46,873
Retained earnings	170,120	157,107
	222,518	204,894
Accumulated other comprehensive income, net of tax	10,785	1,662
	233,303	206,556
	$2,721,494	$2,399,892

See notes to consolidated financial statements

C O N S O L I D A T E D S T A T E M E N T S O F I N C O M E

Year Ended December 31 (dollars in thousands, except per share data)	2014	2013	2012

Interest and dividend income:
Loans	$59,209	$51,921	$49,651
Investment securities:
Taxable	9,359	10,164	13,836
Nontaxable	13,408	12,766	12,742
	81,976	74,851	76,229
Interest expense:
Savings, NOW and money market deposits	1,955	2,302	3,393
Time deposits	6,171	5,040	5,803
Short-term borrowings	148	288	195
Long-term debt	6,774	4,734	6,736
	15,048	12,364	16,127
Net interest income	66,928	62,487	60,102
Provision for loan losses	3,189	2,997	3,628
Net interest income after provision for loan losses	63,739	59,490	56,474

Noninterest income:
Investment Management Division income	2,058	1,872	1,624
Service charges on deposit accounts	2,974	3,019	3,053
Net gains on sales of securities	141	16	3,613
Other	2,228	2,138	1,898
	7,401	7,045	10,188

Noninterest expense:
Salaries	18,885	17,160	16,360
Employee benefits	4,833	5,517	5,035
Occupancy and equipment	8,880	7,669	7,265
Debt extinguishment	-	-	3,812
Other	9,433	9,154	8,780
	42,031	39,500	41,252

Income before income taxes	29,109	27,035	25,410
Income tax expense	6,095	5,735	5,017
Net Income	$23,014	$21,300	$20,393

Weighted average:
Common shares	13,807,482	13,633,479	13,372,839
Dilutive stock options and restricted stock units	147,105	124,746	128,312
	13,954,587	13,758,225	13,501,151

Earnings per share:
Basic	$1.67	$1.56	$1.52
Diluted	$1.65	$1.55	$1.51

Cash dividends declared per share	$.72	$.68	$.64

See notes to consolidated financial statements

C O N S O L I D A T E D S T A T E M E N T S O F C O M P R E H E N S I V E I N C O M E

Year Ended December 31 (in thousands)	2014	2013	2012

Net income	$23,014	$21,300	$20,393

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	18,046	(33,060)	(1,011)
Change in funded status of pension plan	(2,581)	8,057	(561)
Other comprehensive income (loss) before income taxes	15,465	(25,003)	(1,572)
Income tax expense (benefit)	6,342	(9,925)	(624)
Other comprehensive income (loss)	9,123	(15,078)	(948)
Comprehensive Income	$32,137	$6,222	$19,445

See notes to consolidated financial statements

C O N S O L I D A T E D S T A T E M E N T O F C H A N G E S I N S T O C K H O L D E R S' E Q U I T Y

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2012	8,793,932	$879	$37,507	$133,273	$17,688	$189,347
Net income				20,393		20,393
Other comprehensive loss					(948)	(948)
Repurchase of common stock	(13,150)	(1)	(368)			(369)
Common stock issued under stock compensation plans, including tax benefit	145,604	14	2,724			2,738
Common stock issued under dividend reinvestment and stock purchase plan	75,300	8	1,998			2,006
Stock-based compensation			782			782
Cash dividends declared				(8,579)		(8,579)
Balance, December 31, 2012	9,001,686	900	42,643	145,087	16,740	205,370
Net income				21,300		21,300
Other comprehensive loss					(15,078)	(15,078)
Repurchase of common stock	(3,211)		(95)			(95)
Common stock issued under stock compensation plans, including tax benefit	74,209	7	1,573			1,580
Common stock issued under dividend reinvestment and stock purchase plan	69,083	7	2,160			2,167
Stock-based compensation			592			592
Cash dividends declared				(9,280)		(9,280)
Balance, December 31, 2013	9,141,767	914	46,873	157,107	1,662	206,556
Net income				23,014		23,014
Other comprehensive income					9,123	9,123
Repurchase of common stock	(9,243)	(1)	(285)			(286)
Common stock issued under stock compensation plans, including tax benefit	74,671	8	1,193			1,201
Common stock issued under dividend reinvestment and stock purchase plan	67,139	7	2,224			2,231
3-for-2 stock split	4,612,800	461	(507)			(46)
Stock-based compensation			1,511			1,511
Cash dividends declared				(10,001)		(10,001)
Balance, December 31, 2014	13,887,134	$1,389	$51,009	$170,120	$10,785	$233,303

See notes to consolidated financial statements

C O N S O L I D A T E D S T A T E M E N T S O F C A S H F L O W S

Year Ended December 31 (in thousands)	2014	2013	2012

Cash Flows From Operating Activities:
Net income	$23,014	$21,300	$20,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,189	2,997	3,628
Net gain on loans held-for-sale	(165)	-	(28)
Deferred income tax provision (credit)	(594)	(801)	2,835
Depreciation and amortization	2,855	2,824	2,816
Premium amortization on investment securities, net	6,435	8,664	8,981
Net gains on sales of securities	(141)	(16)	(3,613)
Net gain on sale of premises and equipment	(7)	-	-
Loss on extinguishment of debt	-	-	3,812
Stock-based compensation expense	1,511	592	782
Accretion of cash surrender value on bank-owned life insurance	(520)	(520)	(500)
Pension expense (credit) less contribution	(471)	425	(5,328)
Decrease in other assets	633	1,336	688
Increase (decrease) in accrued expenses and other liabilities	(155)	2,885	555
Net cash provided by operating activities	35,584	39,686	35,021

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	2,423	722	-
Proceeds from sales of available-for-sale securities	3,390	1,780	102,687
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	8,840	12,120	18,427
Available-for-sale	101,991	137,256	136,518
Purchase of investment securities:
Held-to-maturity	(814)	(689)	(400)
Available-for-sale	(83,159)	(148,193)	(169,171)
Proceeds from sales of other real estate owned and loans held-for-sale	3,265	427	928
Net increase in loans to customers	(329,898)	(332,651)	(164,000)
Net increase in restricted stock	(3,435)	(6,765)	(820)
Purchases of bank premises and equipment, net	(6,246)	(3,016)	(5,570)
Proceeds from sales of premises and equipment	7	-	-
Purchase of bank-owned life insurance	(16,863)	-	-
Net cash used in investing activities	(320,499)	(339,009)	(81,401)

Cash Flows From Financing Activities:
Net increase in total deposits	202,897	149,052	130,208
Net increase in short-term borrowings	26,023	6,829	1,407
Proceeds from long-term debt	60,000	140,000	62,500
Repayment of long-term debt	-	-	(128,812)
Proceeds from issuance of common stock, net	2,185	2,167	2,006
Proceeds from exercise of stock options	1,055	1,418	2,603
Tax benefit of stock compensation plans	224	162	135
Repurchase and retirement of common stock	(286)	(95)	(369)
Cash dividends paid	(9,736)	(6,904)	(10,602)
Net cash provided by financing activities	282,362	292,629	59,076
Net increase (decrease) in cash and cash equivalents	(2,553)	(6,694)	12,696
Cash and cash equivalents, beginning of year	35,497	42,191	29,495
Cash and cash equivalents, end of year	$32,944	$35,497	$42,191

Supplemental Information:
Cash paid for:
Interest	$15,683	$10,905	$15,378
Income taxes	6,200	6,325	2,874
Noncash investing and financing activities:
Cash dividends payable	2,642	2,376	-
Loans transferred from portfolio to other real estate owned and held-for-sale	2,200	1,325	900

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
Estimated losses for loans individually deemed to be impaired are based on either the fair value of collateral or the discounted value of expected future cash flows.  For all collateral dependent impaired loans, impairment losses are measured based on the fair value of the collateral.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled principal and interest when due according to the contractual terms of the current loan agreement.  Loans that experience insignificant payment delays and payment shortfalls are not automatically considered to be impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and financial condition and the amount of the shortfall in relation to the principal and interest owed.  In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed.
In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed.  Loan pools include: commercial and industrial loans; small business credit scored loans; owner-occupied commercial mortgages; multifamily commercial mortgages; other commercial mortgages; construction and land development loans; first-lien residential mortgages; junior-lien residential mortgages; first-lien home equity lines; junior-lien home equity lines; and consumer loans.  The Bank’s highest average annualized loss experience over periods of 24, 36, 48 or 60 months is generally the starting point in determining its allowance for loan losses for each pool of loans.  Management believes that this approach appropriately reflects losses from the current economic cycle and those incurred losses in the Bank’s loan portfolio.  However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions.  In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses.  The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as median home prices and commercial vacancy rates in the Bank’s service area and national and local unemployment levels, (3) trends in the nature and volume of loans, (4) concentrations of credit, (5) changes in lending policies and procedures, (6) experience, ability and depth of lending staff, (7) changes in the quality of the loan review function, (8) environmental risks, and (9) loan risk ratings.  Substantially all of the Bank’s allowance for loan losses allocable to pools of loans that are collectively evaluated for impairment results from these qualitative adjustments to historical loss experience.  Because of the nature of the qualitative factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.
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
Bank Premises and Equipment
Land is carried at cost.  Other bank premises and equipment are carried at cost, less accumulated depreciation and amortization.  Buildings are depreciated using the straight-line method over their estimated useful lives, which range from thirty-one to forty years.  Building and leasehold improvements are depreciated using the straight-line method over the remaining lives of the buildings or leases, as applicable, or their estimated useful lives, whichever is shorter.  The lives of the respective leases range from five to twenty years.  Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years.

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
Stockholders’ Equity
Earnings Per Share.  Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and restricted stock units (“RSUs”) were converted into shares of common stock that then shared in the earnings of the Corporation.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive stock options and RSUs.  There were no anti-dilutive stock options at December 31, 2014 or 2013.  There were 69,153 anti-dilutive stock options at December 31, 2012. There were no anti-dilutive RSUs at December 31, 2014, 2013 or 2012.  Other than the stock options and RSUs described in Note J and the Rights described in Note I, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.
Shares Tendered Upon the Exercise of Stock Options and Withheld Upon the Vesting of RSUs.  The amount shown for 2014 on the line captioned “Repurchase of common stock” in the Consolidated Statement of Changes in Stockholders’ Equity represents 518 shares with a value of $21,000 tendered upon the exercise of stock options and 8,725 shares with a value of $265,000 withheld upon the conversion of RSUs.  The amount shown for 2013 represents 3,211 shares with a value of $95,000 withheld upon the conversion of RSUs.  The amount shown for 2012 represents 8,450 shares with a value of $244,000 tendered upon the exercise of stock options and 4,700 shares with a value of $125,000 withheld upon the conversion of RSUs.

Stock Split.  On September 16, 2014, the Corporation declared a 3-for-2 stock split.  The stock split was effected through a 50% stock dividend.  Additional shares issued as a result of the stock split were distributed on October 15, 2014 to stockholders of record on October 1, 2014, and are shown for 2014 on the line captioned “3-for-2 stock split” in the Consolidated Statement of Changes in Stockholders’ Equity.  Issuance costs of $46,000 were charged to Surplus.  Share and per share amounts included in the consolidated financial statements and notes thereto have been adjusted as appropriate to reflect the effect of the split.
Stock-based Compensation
The Corporation’s stock-based compensation plans are described in Note J.  Compensation cost is determined for stock options and restricted stock units (“RSUs”) issued to employees based on the grant date fair value of the award.  The cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.
For stock options, compensation expense is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.
Compensation expense for performance-based RSUs is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period without regard to performance.  Compensation expense for service-based RSUs is recognized over a two to three year service-based vesting period. Compensation expense of $358,000 for RSUs awarded in 2014 with immediate vesting was recognized in full on the grant date.
In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience that no forfeitures will occur.
Comprehensive Income
Comprehensive income includes net income and other comprehensive income.  Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Other comprehensive income for the Corporation consists of net unrealized holding gains or losses on available-for-sale securities and changes in the funded status of the Bank’s defined benefit pension plan, both net of related income taxes.  Accumulated other comprehensive income is recognized as a separate component of stockholders’ equity.
The components of other comprehensive income (loss) and the related tax effects are as follows:
	2014	2013	2012
Net unrealized holding gains (losses) on available-for-sale securities:	(in thousands)
Change arising during period	$18,068	$(33,061)	$2,602
Reclassification adjustment for losses (gains) included in net income (1)	(22)	1	(3,613)
Net unrealized holding gains (losses) on available-for-sale securities	18,046	(33,060)	(1,011)
Tax effect	7,369	(13,123)	(401)
	10,677	(19,937)	(610)
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during period	(2,597)	7,403	(1,248)
Amortization of prior service cost included in pension expense (2)	16	23	23
Amortization of net actuarial loss included in pension expense (2)	-	631	664
	(2,581)	8,057	(561)
Tax effect	(1,027)	3,198	(223)
	(1,554)	4,859	(338)

Other comprehensive income (loss)	$9,123	$(15,078)	$(948)

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

The following sets forth the components of accumulated other comprehensive income, net of tax:
	Balance 12/31/13	Current Period Change	Balance 12/31/14
	(in thousands)
Unrealized holding gains on available-for-sale securities	$2,783	$10,677	$13,460
Unrealized actuarial losses and prior service costs on pension plan	(1,121)	(1,554)	(2,675)
Total accumulated other comprehensive income	$1,662	$9,123	$10,785

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
Adoption of New Accounting Standards
There were no accounting standards adopted during 2014.
Impact of Issued But Not Yet Effective Accounting Standards
The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor such as the Bank should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  Additionally, the amendments in ASU 2014-04 require interim and annual disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities such as the Corporation, the amendments are effective for interim and annual reporting periods beginning after December 15, 2014.  Early adoption in 2014 was permitted.  ASU 2014-04 is not expected to have a material impact on the Corporation’s financial position, results of operations or disclosures.
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

NOTE B – INVESTMENT SECURITIES
The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2014 and 2013.
	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$19,836	$843	$-	$20,679
Pass-through mortgage securities	856	110	-	966
Collateralized mortgage obligations	1,141	84	-	1,225
	$21,833	$1,037	$-	$22,870
Available-for-Sale Securities:
State and municipals	$393,637	$18,612	$(452)	$411,797
Pass-through mortgage securities	130,966	1,421	(1,206)	131,181
Collateralized mortgage obligations	226,879	4,847	(559)	231,167
	$751,482	$24,880	$(2,217)	$774,145

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$27,968	$1,087	$-	$29,055
Pass-through mortgage securities	1,878	181	-	2,059
Collateralized mortgage obligations	2,258	176	-	2,434
	$32,104	$1,444	$-	$33,548
Available-for-Sale Securities:
State and municipals	$353,333	$8,250	$(5,030)	$356,553
Pass-through mortgage securities	154,760	1,040	(3,982)	151,818
Collateralized mortgage obligations	272,083	6,190	(1,851)	276,422
	$780,176	$15,480	$(10,863)	$784,793

At December 31, 2014 and 2013, investment securities with a carrying value of $369,951,000 and $281,444,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.
There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2014 and 2013.
Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses at December 31, 2014 and 2013 presented by length of time the securities have been in a continuous unrealized loss position.
	2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$19,386	$(145)	$21,198	$(307)	$40,584	$(452)
Pass-through mortgage securities	-	-	100,556	(1,206)	100,556	(1,206)
Collateralized mortgage obligations	15,420	(84)	17,227	(475)	32,647	(559)
Total temporarily impaired	$34,806	$(229)	$138,981	$(1,988)	$173,787	$(2,217)

	2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$103,010	$(4,549)	$7,729	$(481)	$110,739	$(5,030)
Pass-through mortgage securities	89,092	(2,279)	38,237	(1,703)	127,329	(3,982)
Collateralized mortgage obligations	36,652	(652)	54,660	(1,199)	91,312	(1,851)
Total temporarily impaired	$228,754	$(7,480)	$100,626	$(3,383)	$329,380	$(10,863)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:
	2014	2013	2012
	(in thousands)
Proceeds	$3,390	$1,780	$102,687

Gains	$42	$48	$4,248
Losses	(20)	(49)	(635)
Net gain (loss)	$22	$(1)	$3,613

The income tax expense (benefit) related to these net realized gains (losses) was $9,000, $(0) and $1,434,000 in 2014, 2013 and 2012, respectively, and is included in the consolidated statements of income in the line item, “Income tax expense.”
Sales of Held-to-Maturity Securities.  During 2014, the Bank sold municipal and mortgage-backed securities that were classified as held-to-maturity securities.  The sales of municipal securities were in response to a significant deterioration in the creditworthiness of the issuers.  The sales of mortgage-backed securities occurred after the Bank had collected at least 85% of the principal balance outstanding at acquisition of each security.  The securities sold had a carrying value of $2,304,000 at the time of sale and the Bank realized a gain upon sale of $119,000.
During 2013, the Bank sold municipal securities that were classified as held-to-maturity securities. These sales were in response to a significant deterioration in the creditworthiness of the issuers.  The securities sold had a carrying value of $705,000 at the time of sale and the Bank realized a gain upon sale of $17,000.
Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at December 31, 2014 based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.
	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$2,924	$2,946
After 1 through 5 years	8,534	8,878
After 5 through 10 years	7,545	7,972
After 10 years	833	883
Mortgage-backed securities	1,997	2,191
	$21,833	$22,870
Available-for-Sale Securities:
Within one year	$5,255	$5,308
After 1 through 5 years	20,417	21,002
After 5 through 10 years	118,811	122,449
After 10 years	249,154	263,038
Mortgage-backed securities	357,845	362,348
	$751,482	$774,145

NOTE C – LOANS
The following tables set forth by class of loans as of December 31, 2014, 2013 and 2012 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  The tables also set forth by class of loans the activity in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012.  Construction and land development loans are included with commercial mortgages in the following tables and small business credit scored loans are included with commercial and industrial loans.

	2014
		Commercial Mortgages			Residential Mortgages
	Commercial & Industrial	Multifamily	Other	Owner Occupied	Closed End	Revolving Home Equity	Consumer and Other	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$16	$303	$-	$630	$1,083	$376	$-	$2,408
Collectively evaluated for impairment	77,124	528,790	222,537	106,715	778,911	82,733	5,601	1,802,411
	$77,140	$529,093	$222,537	$107,345	$779,994	$83,109	$5,601	$1,804,819
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$60	$-	$-	$60
Collectively evaluated for impairment	838	7,207	2,340	1,023	10,539	1,121	93	23,161
	$838	$7,207	$2,340	$1,023	$10,599	$1,121	$93	$23,221
Activity in allowance for loan losses:
Beginning balance	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848
Chargeoffs	96	-	37	400	121	173	7	834
Recoveries	2	-	-	-	3	4	9	18
Provision for loan losses (credit)	124	(141)	876	232	2,110	50	(62)	3,189
Ending balance	$838	$7,207	$2,340	$1,023	$10,599	$1,121	$93	$23,221

	2013
Loans:
Individually evaluated for impairment	$34	$347	$3,037	$657	$1,539	$211	$-	$5,825
Collectively evaluated for impairment	71,784	469,139	159,837	82,994	603,804	77,370	7,184	1,472,112
	$71,818	$469,486	$162,874	$83,651	$605,343	$77,581	$7,184	$1,477,937
Allocation of allowance for loan losses:
Individually evaluated for impairment	$1	$-	$-	$127	$149	$-	$-	$277
Collectively evaluated for impairment	807	7,348	1,501	1,064	8,458	1,240	153	20,571
	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848
Activity in allowance for loan losses:
Beginning balance	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Chargeoffs	-	-	-	-	914	-	18	932
Recoveries	19	-	113	-	13	-	14	159
Provision for loan losses (credit)	(45)	2,006	(590)	28	1,779	(213)	32	2,997
Ending balance	$808	$7,348	$1,501	$1,191	$8,607	$1,240	$153	$20,848

	2012
Loans:
Individually evaluated for impairment	$48	$1,105	$1,773	$174	$5,028	$382	$-	$8,510
Collectively evaluated for impairment	54,291	277,398	140,213	83,705	497,339	81,593	4,335	1,138,874
	$54,339	$278,503	$141,986	$83,879	$502,367	$81,975	$4,335	$1,147,384
Allocation of allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$567	$-	$-	$567
Collectively evaluated for impairment	834	5,342	1,978	1,163	7,162	1,453	125	18,057
	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624
Activity in allowance for loan losses:
Beginning balance	$699	$5,365	$2,316	$1,388	$5,228	$1,415	$161	$16,572
Chargeoffs	5	501	-	-	659	450	4	1,619
Recoveries	4	4	19	-	10	-	6	43
Provision for loan losses (credit)	136	474	(357)	(225)	3,150	488	(38)	3,628
Ending balance	$834	$5,342	$1,978	$1,163	$7,729	$1,453	$125	$18,624

For individually impaired loans, the following tables set forth by class of loans at December 31, 2014, 2013 and 2012 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2014, 2013 and 2012.  The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs and, for the 2014 and 2013 tables, plus or minus net deferred loan costs and fees.
	2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$16	$16	$-	$25	$2
Commercial mortgages:
Multifamily	303	368	-	321	-
Owner-occupied	630	663	-	641	-
Residential mortgages:
Closed end	216	270	-	230	-
Revolving home equity	376	372	-	376	-

With an allowance recorded:
Residential mortgages - closed end	867	893	60	891	27

Total:
Commercial and industrial	16	16	-	25	2
Commercial mortgages:
Multifamily	303	368	-	321	-
Owner-occupied	630	663	-	641	-
Residential mortgages:
Closed end	1,083	1,163	60	1,121	27
Revolving home equity	376	372	-	376	-
	$2,408	$2,582	$60	$2,484	$29

	2013
With no related allowance recorded:
Commercial mortgages:
Multifamily	$347	$400	$-	$361	$-
Other	3,037	3,084	-	3,081	101
Residential mortgages:
Closed end	580	617	-	594	6
Revolving home equity	211	213	-	211	-

With an allowance recorded:
Commercial and industrial	34	34	1	41	2
Commercial mortgages - owner-occupied	657	666	127	661	-
Residential mortgages - closed end	959	969	149	997	22

Total:
Commercial and industrial	34	34	1	41	2
Commercial mortgages:
Multifamily	347	400	-	361	-
Other	3,037	3,084	-	3,081	101
Owner-occupied	657	666	127	661	-
Residential mortgages:
Closed end	1,539	1,586	149	1,591	28
Revolving home equity	211	213	-	211	-
	$5,825	$5,983	$277	$5,946	$131

	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$48	$48	$-	$49	$1
Commercial mortgages:
Multifamily	1,105	1,105	-	1,132	42
Other	1,773	1,773	-	1,793	103
Owner-occupied	174	174	-	181	-
Residential mortgages:
Closed end	1,043	1,043	-	1,444	4
Revolving home equity	382	382	-	386	1

With an allowance recorded:
Residential mortgages - closed end	3,985	3,985	567	4,024	131

Total:
Commercial and industrial	48	48	-	49	1
Commercial mortgages:
Multifamily	1,105	1,105	-	1,132	42
Other	1,773	1,773	-	1,793	103
Owner-occupied	174	174	-	181	-
Residential mortgages:
Closed end	5,028	5,028	567	5,468	135
Revolving home equity	382	382	-	386	1
	$8,510	$8,510	$567	$9,009	$282

Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.  The Bank recognizes interest income on other impaired loans using the accrual method of accounting.
Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.
	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$77,140	$77,140
Commercial mortgages:
Multifamily	954	-	-	303	1,257	527,836	529,093
Other	-	-	-	-	-	222,537	222,537
Owner-occupied	-	-	-	630	630	106,715	107,345
Residential mortgages:
Closed end	1,059	-	-	395	1,454	778,540	779,994
Revolving home equity	74	99	-	376	549	82,560	83,109
Consumer	-	-	-	-	-	5,601	5,601
	$2,087	$99	$-	$1,704	$3,890	$1,800,929	$1,804,819

	December 31, 2013
Commercial and industrial	$-	$-	$-	$-	$-	$71,818	$71,818
Commercial mortgages:
Multifamily	-	-	-	347	347	469,139	469,486
Other	-	-	-	1,311	1,311	161,563	162,874
Owner-occupied	-	-	-	657	657	82,994	83,651
Residential mortgages:
Closed end	67	-	-	1,070	1,137	604,206	605,343
Revolving home equity	112	-	-	211	323	77,258	77,581
Consumer	5	-	-	-	5	7,179	7,184
	$184	$-	$-	$3,596	$3,780	$1,474,157	$1,477,937

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
The Bank did not modify any loans in troubled debt restructurings during 2014.  The following table presents information about loans modified in troubled debt restructurings during the years ended December 31, 2013 and 2012:

		Outstanding Recorded Investment		Interest Rates
	Number of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
2013:		(in thousands)
Commercial mortgages - owner-occupied	2	$658	$658	5.00% and 5.75%	2.50%
Residential mortgages - closed end	2	259	259	3.25% and 6.50%	3.75%
	4	$917	$917

2012:
Commercial and industrial	1	$49	$49	4.75%	5.75%
Residential mortgages - closed end	1	129	129	6.00%	2.00%
	2	$178	$178

The post-modification interest rates in the table above were lower than the current market rate for new debt with similar risk.  The 2012 restructurings included a maturity extension and the conversion of a revolving line to a term loan.  The 2013 restructured loans resulted in a provision for loan losses of $164,000 during 2013 while the 2012 restructured loans did not result in a provision for loan losses during 2012.  There were no chargeoffs related to these loans at the time of restructure in either 2013 or 2012.
At December 31, 2014, 2013 and 2012, the Bank had an allowance for loan losses of $60,000, $208,000 and $481,000, respectively, allocated to specific troubled debt restructurings.  The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.
There were two troubled debt restructurings for which there were payment defaults during 2014 that were modified during the twelve-month period prior to default.  The restructured loans were owner-occupied commercial mortgage loans with an aggregate outstanding recorded investment of $630,000 at December 31, 2014 and no specifically allocated allowance for loan losses.  There were no troubled debt restructurings for which there was a payment default during 2013 or 2012 that were modified during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
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
Commercial and industrial loans, including small business credit scored loans, and commercial mortgage loans, including construction and land development loans, are risk rated utilizing a ten point rating system.  Residential mortgages, home equity lines and other consumer loans are risk rated utilizing a three point rating system.  The ten and three point risk rating systems are described hereinafter.

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

Risk ratings on commercial and industrial loans and commercial mortgages are initially assigned by the lending officer together with any necessary approval authority.  The ratings are periodically reviewed and evaluated based upon borrower contact, credit department review or independent loan review.

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

The following tables present the recorded investment in commercial and industrial loans and commercial real estate loans by class of loans and risk rating at December 31, 2014 and 2013.  Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	December 31, 2014
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$76,884	$65	$-	$191	$-	$77,140
Commercial mortgages:
Multifamily	519,274	7,610	1,906	303	-	529,093
Other	219,997	900	-	1,640	-	222,537
Owner-occupied	106,443	-	-	902	-	107,345
	$922,598	$8,575	$1,906	$3,036	$-	$936,115

	December 31, 2013
Commercial and industrial	$70,349	$280	$1,155	$34	$-	$71,818
Commercial mortgages:
Multifamily	459,670	9,470	-	346	-	469,486
Other	159,236	601	-	3,037	-	162,874
Owner-occupied	75,681	4,161	837	2,972	-	83,651
	$764,936	$14,512	$1,992	$6,389	$-	$787,829

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating at December 31, 2014 and 2013.  Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.
	December 31, 2014
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$777,846	$1,066	$-	$1,082	$-	$779,994
Revolving home equity	82,730	99	-	280	-	83,109
Consumer	5,122	-	-	-	-	5,122
	$865,698	$1,165	$-	$1,362	$-	$868,225

	December 31, 2013
Residential mortgages:
Closed end	$602,025	$1,779	$-	$1,539	$-	$605,343
Revolving home equity	77,018	352	-	211	-	77,581
Consumer	5,802	-	-	-	-	5,802
	$684,845	$2,131	$-	$1,750	$-	$688,726

Deposit account overdrafts were $479,000 and $1,382,000 at December 31, 2014 and 2013, respectively.  They are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.
Loans to Directors and Executive Officers.  Certain directors, including their immediate families and companies in which they are principal owners, and executive officers were loan customers of the Bank during 2014 and 2013.  The aggregate outstanding amount of these loans was $668,000 and $778,000 at December 31, 2014 and 2013, respectively.  During 2014, $93,000 of new loans were made to such persons representing advances on existing lines.  Repayments totaled $203,000 in 2014.  There were no loans to directors or executive officers that were nonaccrual at December 31, 2014 or 2013.
NOTE D – PREMISES AND EQUIPMENT
Bank premises and equipment consist of the following:
	December 31,
	2014	2013
	(in thousands)
Land	$5,985	$6,000
Buildings and improvements	19,462	17,360
Leasehold improvements	8,782	7,587
Furniture and equipment	24,797	23,155
Construction in process	1,570	262
	60,596	54,364
Accumulated depreciation and amortization	(32,742)	(29,901)
	$27,854	$24,463

NOTE E – DEPOSITS
The following table sets forth the remaining maturities of the Bank’s time deposits.
	Amount
	Less than $100,000	$100,000 or More	Total
	(in thousands)
2015	$35,055	$74,767	$109,822
2016	23,490	36,434	59,924
2017	3,323	4,705	8,028
2018	12,079	27,213	39,292
2019	35,745	53,864	89,609
Thereafter	10,510	11,762	22,272
	$120,202	$208,745	$328,947

The total amount of time deposits that meet or exceed the FDIC Insurance limit of $250,000 or more at December 31, 2014 and 2013 was $80.5 million and $79.1 million, respectively.  Deposits from executive officers, directors and their affiliates at December 31, 2014 and 2013 were approximately $9.8 million and $11.6 million, respectively.
NOTE F – BORROWED FUNDS
The following table summarizes borrowed funds at December 31, 2014 and 2013.
	December 31,
	2014	2013
Short-term borrowings:	(in thousands)
Securities sold under repurchase agreements	$11,486	$10,463
Federal Home Loan Bank advances	125,000	100,000
	136,486	110,463
Long-term debt:
Securities sold under repurchase agreements	45,000	45,000
Federal Home Loan Bank advances	300,000	240,000
	345,000	285,000
	$481,486	$395,463

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the Consolidated Balance Sheets, and amounted to $668,000 and $572,000 at December 31, 2014 and 2013, respectively.
Securities Sold Under Repurchase Agreements.  Securities sold under repurchase agreements are fixed rate financing arrangements with remaining contractual maturities between one day and four years.  At maturity, the securities underlying the agreements will be returned to the Bank.
The following table sets forth information concerning securities sold under repurchase agreements.
	2014	2013
	(dollars in thousands)
Average daily balance during the year	$57,511	$61,120
Average interest rate during the year	3.53%	3.33%
Maximum month-end balance during the year	$61,152	$66,847
Weighted average interest rate at year-end	3.54%	3.61%

The agreements are collateralized by mortgage-backed and municipal securities with a carrying value of approximately $57 million at December 31, 2014.
The following table sets forth as of December 31, 2014 the contractual maturities and weighted average interest rates of securities sold under repurchase agreements for each of the next five years.  There are no securities sold under repurchase agreements with contractual maturities after 2018.  All of the repurchase agreements maturing in 2015 and thereafter are callable as of December 31, 2014.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate

Overnight	$11,486	0.10%

2015	10,000	4.20
2017	30,000	4.33
2018	5,000	5.45
	45,000	4.42
	$56,486	3.54%

 Federal Home Loan Bank Advances.  FHLB advances were collateralized by a blanket lien on residential and commercial mortgages with a lendable value of $1,131 million at December 31, 2014 and residential mortgages with a lendable value of $440 million at December 31, 2013.  Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.
	2014	2013
	(dollars in thousands)
Average daily balance during the year	$290,409	$211,595
Average interest rate during the year	1.68%	1.41%
Maximum month-end balance during the year	$425,000	$340,000
Weighted average interest rate at year-end	1.42%	1.44%

The following table sets forth as of December 31, 2014 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.
Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate

Overnight	$125,000	.32%

2015	10,000	2.67
2016	27,500	2.33
2017	27,050	1.51
2018	122,450	1.75
2019	73,500	1.91
After 2019	39,500	2.00
	300,000	1.88
	$425,000	1.42%

Other Borrowings.  The Bank had no other borrowings at December 31, 2014 or 2013.  In 2014 and 2013, the average balance of other borrowings amounted to $26,000 and $22,000, respectively, with average interest rates of .42% and .62%, respectively.  The funds were borrowed to test the Bank’s credit lines at the FRB discount window and at several commercial banks.
NOTE G – INCOME TAXES
The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return.  Income taxes charged to earnings in 2014, 2013 and 2012 had effective tax rates of 20.9%, 21.2% and 19.7%, respectively.  The following table sets forth a reconciliation of the statutory Federal income tax rate to the Corporation’s effective tax rate.
	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	2.5	3.4	3.1
Tax-exempt income, net of disallowed cost of funding	(16.0)	(16.5)	(17.5)
Other	.4	.3	.1
	20.9%	21.2%	19.7%

Provision for Income Taxes.  The following table sets forth the components of the provision for income taxes.
	Year Ended December 31,
	2014	2013	2012
Current:	(in thousands)
Federal	$4,943	$5,046	$1,575
State and local	1,746	1,490	607
	6,689	6,536	2,182
Deferred:
Federal	61	(692)	2,262
State and local	(655)	(109)	573
	(594)	(801)	2,835
	$6,095	$5,735	$5,017

Net Deferred Tax Liability.  The following table sets forth the components of the Bank’s net deferred tax liability.
	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan losses and off-balance-sheet credit exposure	$9,005	$8,169
Interest on nonperforming loans	101	72
Accrued legal settlement	39	40
Stock-based compensation	1,187	974
Supplemental executive retirement expense	20	6
Directors' retirement expense	67	70
Accrued rent expense	186	147
Depreciation	125	-
	10,730	9,478
Valuation allowance	-	-
	10,730	9,478
Deferred tax liabilities:
Prepaid pension	6,321	7,240
Unrealized gains on available-for-sale securities	8,882	1,833
Deferred loan costs	3,746	2,651
Prepaid expenses	80	102
Depreciation	-	206
Other	134	50
	19,163	12,082
Net deferred tax liability	$(8,433)	$(2,604)

The Corporation had no unrecognized tax benefits at December 31, 2014, 2013 and 2012, and has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next twelve months.
The Corporation is subject to U.S. federal, New York State and New York City income taxes.  The Corporation’s federal, New York State and New York City income tax returns are subject to examination by the taxing authorities for years after 2010.  In 2012, New York State completed an examination of the Corporation’s and FNY’s tax returns for calendar years 2007, 2008 and 2009 and proposed no changes to the returns.  In 2011, New York City completed an examination of the Corporation’s tax returns for calendar years 2007 and 2008 and proposed no changes to the returns.  The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2012, 2013 or 2014.
Effective January 1, 2015, the New York State banking corporation franchise tax under Article 32 was repealed and banks are now subject to the general business corporation franchise tax under a substantially revised Article 9A.
NOTE H – REGULATORY MATTERS
Minimum Regulatory Capital Requirements.  The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank.  Under the banking agencies’ capital adequacy guidelines and the regulatory framework for prompt corrective action in effect at December 31, 2014, the Corporation and the Bank must satisfy specific capital requirements that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets.  Tier 1 capital, risk weighted assets and average assets are as defined by regulation.  The required minimums for the Corporation and Bank as of December 31, 2014 are set forth in the table that follows.
As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the table that follows.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2014 and 2013 are also presented in the table.

	2014
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Consolidated	$241,860	15.49%	$124,894	8.00%	N/A	N/A
Bank	241,655	15.48	124,863	8.00	$156,079	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	222,298	14.24	62,447	4.00	N/A	N/A
Bank	222,098	14.23	62,431	4.00	93,647	6.00
Tier 1 Capital to Average Assets:
Consolidated	222,298	8.49	104,673	4.00	N/A	N/A
Bank	222,098	8.49	104,670	4.00	130,838	5.00

	2013
Total Capital to Risk Weighted Assets:
Consolidated	$220,957	17.02%	$103,835	8.00%	N/A	N/A
Bank	220,200	16.97	103,794	8.00	$129,742	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	204,674	15.77	51,917	4.00	N/A	N/A
Bank	203,923	15.72	51,897	4.00	77,845	6.00
Tier 1 Capital to Average Assets:
Consolidated	204,674	8.62	95,011	4.00	N/A	N/A
Bank	203,923	8.59	94,977	4.00	118,721	5.00

On January 1, 2015, the Corporation and the Bank implemented the federal bank regulatory agencies’ final rule relating to the Basel III capital adequacy standards.
Other Matters.  The Corporation’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above.  During 2015, the Bank could, without prior approval, declare dividends of approximately $36,178,000 plus any 2015 net profits retained to the date of the dividend declaration.
Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances.  The Bank’s average reserve requirement for 2014 was approximately $16,343,000.
Under national banking laws and related statutes, the Bank is limited as to the amount it may loan to the Corporation, unless such loans are collateralized by specified obligations.  At December 31, 2014, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated $35,907,000.
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
When separated from the Common Stock, each Right will entitle the holder to purchase one share of Common Stock for $50 (“Exercise Price”).  However, in the event that the Corporation has announced that any person has acquired 20% or more of the outstanding Common Stock, the Rights owned by that person will be automatically void and each other Right will automatically become a right to buy, for the Exercise Price, that number of shares of Common Stock having a market value of twice the Exercise Price.  Also, if any person acquires 20% or more of the outstanding Common Stock, the Board can require that, in lieu of exercise, each outstanding Right be exchanged for one share of Common Stock.

The Rights may be redeemed by action of the Board at a price of $.01 per Right at any time prior to announcement by the Corporation that any person has acquired 20% or more of the outstanding Common Stock.  The Exercise Price and the number of Rights outstanding are subject to adjustment to prevent dilution.  The Rights expire ten years from the date of their issuance.
NOTE J – STOCK-BASED COMPENSATION
On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”).  No further awards can be made under the 2006 Stock Compensation Plan (“2006 Plan”).
Under the 2014 Plan, awards may be granted to employees and non-employee directors as incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, RSUs, or any combination thereof, any of which may be subject to performance-based vesting conditions.  The exercise price of ISOs and NQSOs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option is granted.  1,500,000 shares of the Corporation’s common stock are reserved for awards under the 2014 Plan.  All of the 1,500,000 shares may be issued pursuant to the exercise of stock options or SARs.  A maximum of 525,000 shares may be issued as restricted stock awards or RSUs.  Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan.  At December 31, 2014, 1,494,196 shares of common stock remain available for issuance of awards under the 2014 Plan of which 511,177 shares remain available for issuance as restricted stock awards or RSUs.  The 2014 Plan is administered by the Compensation Committee of the Board of Directors.
The 2006 Plan was approved by the stockholders of the Corporation on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (“1996 Plan”).  The 2006 Plan permitted the granting of stock options, SARs, restricted stock awards and RSUs to employees and non-employee directors.  Under the terms of the 2006 Plan, stock options and SARs could not have an exercise price that was less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The Board of Directors used a five year vesting period and a ten year term for stock options granted under the 2006 Plan.
For RSUs awarded through 2013, the Board of Directors made the ability to convert RSUs into shares of common stock and the related conversion ratio contingent upon the financial performance of the Corporation in the third year of the three calendar year period beginning in the year in which the RSUs were awarded (“performance-based RSUs”).  RSUs awarded under the 2006 Plan in 2014 included both performance-based RSUs and RSUs with a two to three year service-based vesting period.
Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of NQSOs and RSUs, while equity grants to other officers consisted solely of NQSOs.  Beginning with the January 2012 grant, equity compensation for all officers and directors consisted solely of RSUs.
All awards made to date under the 2014 and 2006 Plans immediately vest in the event of a change in control, retirement, total and permanent disability, as defined, or death.
The 1996 Plan permitted the granting of stock options, with or without stock appreciation rights attached, and stand alone stock appreciation rights, to employees and non-employee directors.  Options granted under the 1996 Plan were granted at a price equal to the fair market value of one share of the Corporation’s stock on the date of grant.  Options granted on or before December 31, 2000 became exercisable in whole or in part commencing six months from the date of grant and ending ten years after the date of grant.  Options granted under the 1996 Plan in January 2005 became exercisable in whole or in part commencing ninety days from the date of grant and ending ten years after the date of grant.  By the terms of their grant, all other options under the 1996 Plan were granted with a three-year vesting period and a ten-year expiration date.  However, vesting was subject to acceleration in the event of a change in control, retirement, death, disability, and certain other limited circumstances.
In January and February 2014, the Board of Directors awarded 50,136 RSUs.  These RSUs were granted under the 2006 Plan and included 38,129 performance-based RSUs with vesting based on the financial performance of the Corporation in 2016 and 12,007 RSUs that have a two to three year service-based vesting period.  In the fourth quarter of 2014, the Board of Directors awarded 13,823 RSUs under the 2014 Plan with immediate vesting.  In January 2015, the Board of Directors awarded 70,885 performance-based RSUs under the 2014 Plan with vesting based on the financial performance of the Corporation in 2017.
Fair Value of Stock Option Awards. The grant date fair value of option awards was estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility was based on historical volatility for the expected term of the options.  The Corporation used historical data to estimate the expected term of options granted.  The risk-free interest rate was the implied yield at the time of grant on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.  There were no stock options granted by the Board of Directors during 2014, 2013 or 2012.
Fair Value of Restricted Stock Units.  The grant date fair value of restricted stock units is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on restricted stock units.  The fair values of awards made in 2014, 2013 and 2012, as well as the assumptions utilized in determining such values, is presented below.

	2014			2013	2012
	Performance- Based Vesting	Service- Based Vesting	Immediate Vesting	Performance- Based Vesting
Grant date fair value	$25.99	$25.99 to $26.68	$25.90	$17.79	$16.15
Market price on date of grant	$28.07	$28.07	$25.90	$19.78	$17.99
Expected annual dividend	$0.69	$0.69	-	$0.67	$0.61
Expected term (in years)	3.0	2.0 to 3.0	-	3.0	3.0
Risk-free interest rate	.13%	.13%	-	.12%	.12%

Compensation Expense.  Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.  Compensation expense for performance-based RSUs is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period without regard to performance.  Compensation expense for service-based RSUs is recognized over the applicable service-based vesting period.  For the RSUs granted during 2014 with immediate vesting, compensation expense was recognized in full on the grant date based on the fair market value of the Corporation’s common stock.  The Corporation recorded compensation expense for share-based payments of $1,511,000, $592,000 and $782,000 in 2014, 2013 and 2012, respectively, and related income tax benefits of $614,000, $235,000 and $311,000, respectively.
Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of December 31, 2014 and changes during the year then ended.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	348,801	$15.64
Exercised	(69,312)	15.22
Forfeited or expired	(564)	18.57
Outstanding at December 31, 2014	278,925	$15.74	3.86	$3,522
Exercisable at December 31, 2014	239,619	$15.29	3.55	$3,135

All options outstanding at December 31, 2014 are either fully vested or expected to vest.  The total intrinsic value of options exercised in 2014, 2013 and 2012 was $723,000, $699,000 and $1,017,000, respectively.
Restricted Stock Unit Activity.  The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of December 31, 2014 and changes during the year then ended.
	Number of RSUs	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	96,915	$17.03
Granted	63,959	26.06
Converted	(26,237)	21.97
Forfeited	(7,456)	16.85
Outstanding at December 31, 2014	127,181	$20.56	1.00	$3,608
Vested and Convertible at December 31, 2014	37,006	$16.15	-	$1,050

The number of RSUs in the table represents the maximum number of shares of common stock of the Corporation into which the RSUs can be converted.  RSUs granted and converted during 2014 include 13,823 RSUs awarded during the fourth quarter with immediate vesting.  RSUs outstanding at December 31, 2014 include 37,006 RSUs that were vested and convertible into common stock at year-end and 90,175 RSUs that are currently expected to vest and become convertible in the future.  The total intrinsic value of RSUs converted in 2014, 2013 and 2012 was $706,000, $325,000 and $440,000, respectively.
Unrecognized Compensation Cost.  As of December 31, 2014, there was $1,032,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $84,000 for options and $948,000 for RSUs.  The total cost is expected to be recognized over a weighted-average period of 1.50 years which is based on weighted average periods of 1.06 years and 1.63 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized.  Cash received from option exercises in 2014, 2013 and 2012, was $1,055,000, $1,418,000 and $2,603,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises in 2014, 2013 and 2012, was $232,000, $205,000 and $261,000, respectively.
Other.  No cash was used to settle stock options in 2014, 2013 or 2012.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.
NOTE K – RETIREMENT PLANS
The Bank has a 401(k) plan, defined benefit pension plan and supplemental executive retirement plan.  Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age.  Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code.  The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions.  Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank.  Matching contributions were approximately $357,000 for 2014, $350,000 for 2013 and $332,000 for 2012.
The Bank has a defined benefit pension plan (“Pension Plan” or “Plan”).  Through December 20, 2013, the provisions of the Plan were governed by the rules and regulations contained in the Prototype Plan of the New York State Bankers’ Retirement System (“Retirement System’) and the Retirement System Adoption Agreement executed by the Bank.  On December 20, 2013, the Bank withdrew from the New York State Bankers’ Retirement System and simultaneously formed an internal management committee (the “Committee”) to oversee the affairs of the Plan and act as named fiduciary.  The Committee retained Vanguard Group, Inc., including its subsidiaries and affiliates (“Vanguard”), to act as discretionary investment agent, trustee and custodian for the Plan.  Vanguard formulated investment recommendations customized to meet the Committee’s objectives and, after approval by the Committee, such investment recommendations were incorporated into the investment guidelines and policies contained in the investment management agreement between the Bank and Vanguard (the “Agreement”).  Subsequently, the Committee adopted a formal Investment Policy Statement which includes, among other things, the investment guidelines and policies contained in the Agreement.
Employees are eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service.  Pension benefits are generally based on a percentage of average annual compensation during the period of creditable service.  The Bank periodically makes contributions to the Pension Plan which, when taken together with participant contributions equal to 2% of their compensation, will be sufficient to fund these benefits.  The Bank’s funding method, the unit credit actuarial cost method, is consistent with the funding requirements of applicable federal laws and regulations which set forth both minimum required and maximum tax deductible contributions.  Employees become fully vested after four years of participation in the Pension Plan (no vesting occurs during the four-year period).
Significant Actuarial Assumptions.  The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2014, 2013 and 2012 and the benefit cost for each of the Plan years then ended.  In calculating the benefit obligation at December 31, 2014, the mortality table was changed from the RP-2000 Annuitant/Non-Annuitant Mortality Table with Projection Scale AA to the RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2014.  The updated mortality table, which increased the projected benefit obligation at December 31, 2014 by approximately $1.7 million, was released by the Society of Actuaries in 2014 based on a comprehensive review of recent mortality experience of uninsured private retirement plans in the United States.
Weighted average assumptions used to determine the benefit obligation at year end	2014	2013	2012
Discount rate	4.02%	5.07%	4.06%
Rate of increase in compensation levels	3.50%	3.50%	3.00%

Weighted average assumptions used to determine net pension cost
Discount rate	5.07%	4.06%	5.23%
Rate of increase in compensation levels	3.50%	3.50%	3.00%
Expected long-term rate of return on plan assets	6.50%	6.50%	7.00%

Net Pension Cost.  The following table sets forth the components of net periodic pension cost.
	2014	2013	2012
	(in thousands)
Service cost including expected expenses and net of expected plan participant contributions	$1,115	$1,211	$900
Interest cost	1,407	1,216	1,368
Expected return on plan assets	(3,009)	(2,656)	(2,259)
Amortization of prior service cost	16	23	23
Amortization of net actuarial loss	-	631	664
Net pension cost (credit)	$(471)	$425	$696

Prior service cost has been fully amortized from accumulated other comprehensive income into net periodic pension cost as of December 31, 2014.  No portion of the net actuarial loss for the defined benefit pension plan as of December 31, 2014 will be amortized from accumulated other comprehensive income into net periodic pension cost in 2015.
Funded Status of the Plan.  The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.
	2014	2013	2012
Change in projected benefit obligation:	(in thousands)
Projected benefit obligation at beginning of year	$28,650	$30,698	$26,891
Service cost excluding expected expenses and plan participant contributions	1,051	1,211	889
Interest cost	1,407	1,216	1,367
Benefits paid	(1,160)	(1,019)	(916)
Assumption changes	6,302	(3,907)	4,270
Experience loss (gain) and other	(463)	451	(1,803)
Projected benefit obligation at end of year	35,787	28,650	30,698

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	47,182	41,598	33,023
Actual return on plan assets	6,009	6,660	3,459
Employer contributions	-	-	6,024
Plan participant contributions	251	245	243
Benefits paid	(1,160)	(1,019)	(916)
Expenses	(74)	(302)	(235)
Fair value of plan assets at end of year	52,208	47,182	41,598

Funded status at end of year	$16,421	$18,532	$10,900

Accumulated Benefit Obligation	$33,403	$26,261	$27,783

The Bank has no minimum required pension contribution for the Plan year ending September 30, 2015 and it cannot make a tax-deductible contribution for the tax year beginning January 1, 2015.
The net actuarial loss and prior service cost included in accumulated other comprehensive income as of December 31 are as follows:

	2014	2013
	(in thousands)
Net actuarial loss	$4,442	$1,844
Prior service cost	-	17
	$4,442	$1,861

Plan Assets.  The objective for the Plan’s assets is to generate long-term investment returns from both income and capital appreciation which outpaces the rate of inflation, while maintaining sufficient liquidity to ensure the Plan’s ability to pay all anticipated benefit and expense obligations when due.  The Plan will maintain a de minimis amount of cash equivalents, with the remaining assets allocated across two broadly-defined financial asset categories: (1) equity, both domestic and international; and (2) fixed income of various durations and issuer type.  The goal of the equity allocation is to supplement the Bank’s contributions to the Plan when the Plan is underfunded and increase surplus when the Plan is overfunded.  The fixed income component will include longer-duration bonds designed to match and hedge the characteristics of the Plan’s liabilities.  Cash equivalents, under normal circumstances, will be temporary holdings for the purpose of paying expenses and monthly benefits.
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
Reasonable precautions are taken to avoid excessive concentrations to protect the portfolio against unfavorable outcomes within an asset class.  Specifically the following guidelines are in place:
•	With the exception of fixed income investments explicitly guaranteed by the U.S. government, no single investment security shall represent more than 5% of total Plan assets; and
•	With the exception of passively managed investment vehicles seeking to match the returns of broadly diversified market indices or diversified investment vehicles chosen specifically to hedge the interest rate risk embedded in Plan liabilities, no single investment pool or investment company (mutual fund) shall comprise more than 10% of total plan assets.

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
The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category at December 31, 2014 and 2013 are set forth in the tables that follow.
	December 31, 2014
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	.2%	<1.00%
Equity mutual funds	25% - 35%	29.7%	6.60% to 12.00%
Fixed income mutual funds	65% - 75%	70.1%	3.90% to 5.00%
		100.0%	4.70% to 7.10%

	December 31, 2013
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	0.6%	<1.00%
Equity mutual funds	45% - 55%	50.5%	6.25% to 11.50%
Fixed income mutual funds	45% - 55%	48.9%	3.35% to 5.40%
		100.0%	4.75% to 8.50%

The ranges for the weighted average expected long-term rates of return for equity funds, bond funds and total plan assets set forth in the preceding tables represent expected 25th to 75th percentile returns provided by Vanguard.  For these purposes Vanguard utilizes a proprietary capital markets model (the “model”) developed and maintained by Vanguard’s primary investment research and advice teams.  The model forecasts distributions of future returns for a wide array of broad asset classes.  The theoretical and empirical foundation of the model is that the returns of various asset classes reflect the compensation investors require for bearing different types of systematic risk.  At the core of the model are estimates of the dynamic statistical relationship between risk factors and asset returns, obtained from statistical analysis based on available historical monthly financial and economic data.
At December 31, 2014 and 2013, the equity and fixed income components of Plan assets consist of the following Vanguard institutional funds:
Equity
•	Vanguard Total Stock Market Index Fund (VITSX). This fund seeks to track the performance of the Center for Research in Security Prices (“CRSP”) U.S. Total Market Index. The fund is passively managed using index sampling and consists of large, small and mid-cap equity securities diversified across growth and value styles.
•	Vanguard Total International Stock Index Fund (VTSNX). This fund seeks to track the performance of the Financial Times Stock Exchange (“FTSE”) Global All Cap ex U.S. Index. The fund is passively managed and includes broad exposure across developed and emerging non-U.S. equity markets.
Fixed Income
•	Vanguard Long-Term Investment-Grade Fund (VWETX). This fund seeks high and sustainable current income. Investments are selected using a fundamental, bottom-up credit selection process and consist of long-term, high-quality bonds broadly diversified by issuer and industry sector.
•	Vanguard Long-Term Bond Index Fund (VBLLX). This fund seeks high current income with high credit quality and to track the performance of the Barclays U.S. Long Government/Credit Float Adjusted Index. The fund is passively managed using index sampling and includes diversified exposure to long-term, investment-grade U.S. bond market instruments. Obligations of the U.S. government make up a significant portion of the fund’s holdings.

Fair Value of Plan Assets.  The fair value of the Plan assets at December 31, 2014 and 2013, by asset category, is summarized below.
		Fair Value Measurements at December 31, 2014 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:	(in thousands)
Vanguard Prime Money Market Mutual Fund	$92	$-	$92	$-
Total cash equivalents	92	-	92	-
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	8,226	8,226	-	-
Vanguard Total International Stock Index Fund (VTSNX)	7,264	7,264	-	-
Total equity funds	15,490	15,490	-	-
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	15,706	15,706	-	-
Vanguard Long-Term Bond Index Fund (VBLLX)	20,920	20,920	-	-
Total fixed income mutual funds	36,626	36,626	-	-
Total Plan Assets	$52,208	$52,116	$92	$-

		Fair Value Measurements at December 31, 2013 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:	(in thousands)
Short term investment fund	$304	$-	$304	$-
Total cash equivalents	304	-	304	-
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	12,383	12,383	-	-
Vanguard Total International Stock Index Fund (VTSNX)	11,433	11,433	-	-
Total equity funds	23,816	23,816	-	-
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	9,233	9,233	-	-
Vanguard Long-Term Bond Index Fund (VBLLX)	13,829	13,829	-	-
Total fixed income mutual funds	23,062	23,062	-	-
Total Plan Assets	$47,182	$46,878	$304	$-

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2014 and 2013.  On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.
An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in Note N to these consolidated financial statements.
At December 31, 2014 and 2013, the Plan’s cash and cash equivalents amounted to .2% and .6%, respectively, of the Plans total assets and represented investments in the Vanguard Prime Money Market Mutual Fund and the State Street Bank & Trust Company Short-Term Investment Fund, respectively.
Estimated Future Benefit Payments.  The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.
Year	Amount
(in thousands)
2015	$1,304
2016	1,470
2017	1,695
2018	1,799
2019	1,895
2020-2024	11,193

The Bank’s Supplemental Executive Retirement Plan (“SERP”) currently covers the Bank’s CEO.  The benefit under the SERP is equal to the additional amount that the CEO would be entitled to under the Pension and 401(k) plans in the absence of Internal Revenue Code limitations.  SERP expense was $133,000, $(19,000) and $45,000 in 2014, 2013 and 2012, respectively.
NOTE L – OTHER OPERATING EXPENSES
Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows:

	2014	2013	2012
	(in thousands)
Computer services	$1,970	$1,985	$1,911
FDIC assessment	1,278	1,139	1,034
Marketing	927	670	615

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
At December 31, 2014 and 2013, financial instruments whose contract amounts represent credit risk are as follows:
	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to extend credit	$10,655	$203,809	$9,151	$136,331
Standby letters of credit	4,043	-	4,347	-

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract.  Unused home equity lines are the largest component of the Bank’s variable rate loan commitments.  Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements.  Home equity lines generally expire ten years from their date of origination, other real estate loan commitments generally expire within 60 days and commercial loan commitments generally expire within one year.  At December 31, 2014, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.0% to 4.5% and maturities of 5 years and over.  The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.
Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party.  The Bank's standby letters of credit extend through December 2015.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  The extent of collateral held for these commitments at December 31, 2014 varied from 0% to 100% of the contractual notional amount of each instrument, with the average amount of collateral totaling 85% of the aggregate outstanding notional amount.  Standby letters of credit are considered financial guarantees and are recorded at fair value.
Commercial letters of credit are conditional commitments issued by the Bank to assure the payment by a customer to a supplier.  The credit risk involved in issuing commercial letters of credit is the same as that discussed in the preceding paragraph for standby letters of credit.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  There were no commercial letters of credit outstanding at December 31, 2014.
Employment Contracts.  At December 31, 2014, the chief executive officer, senior executive vice president and certain of the Bank’s executive vice presidents had employment contracts with the Corporation under which they are entitled to severance compensation in the event of an involuntary termination of employment or resignation of employment following a change in control.  The terms of these contracts currently range from eighteen months to three years.  Unless the Corporation gives written notice of non-extension within the time frames set forth in the contracts, the contracts are automatically extended at the expiration of each year for a new period ranging from eighteen months to three years.  The current aggregate annual salaries provided for in these contracts is approximately $1,893,500.

Lease Commitments.  At December 31, 2014, minimum annual rental commitments under non-cancelable operating leases are as follows:
Year	Amount
(in thousands)
2015	$1,583
2016	1,469
2017	1,399
2018	1,175
2019	997
Thereafter	3,373
$9,996

The Bank has various renewal options on the above leases.  Rent expense, including amounts paid for real estate taxes and common area maintenance, was $1,733,000, $1,625,000 and $1,531,000 in 2014, 2013 and 2012, respectively.
Related Party Leases.  Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank.  The leases expire on October 31, 2017 and December 31, 2019.  Aggregate base rent expense for these leases for the years ending December 31, 2014, 2013 and 2012 amounted to approximately $68,000 in each year.  In addition to base rent, the Bank is responsible for its proportionate share of the real estate taxes on one of the leased properties.  Management believes that the terms of these leases are comparable to market terms that could have been obtained from an unrelated third party.
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
The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy in either 2014 or 2013.
The fair values of the Corporation’s investment securities designated as available-for-sale at December 31, 2014 and 2013 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements at December 31, 2014 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$411,797	$-	$411,797	$-
Pass-through mortgage securities	131,181	-	131,181	-
Collateralized mortgage obligations	231,167	-	231,167	-
	$774,145	$-	$774,145	$-
		Fair Value Measurements at December 31, 2013 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$356,553	$-	$356,553	$-
Pass-through mortgage securities	151,818	-	151,818	-
Collateralized mortgage obligations	276,422	-	276,422	-
	$784,793	$-	$784,793	$-

Assets measured at fair value on a nonrecurring basis at December 31, 2014 and 2013, are set forth in the table that follows.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.
		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:	(in thousands)
Impaired loans:
Residential mortgages - closed end	$173	$-	$-	$173

December 31, 2013:
Residential mortgage held-for-sale:
Closed end	$900	$-	$-	$900
Impaired loans:
Commercial mortgages - owner-occupied	$530	$-	$-	$530
Residential mortgages - closed end	278	-	-	278
	$808	$-	$-	$808

The impaired loans set forth in the preceding table had principal balances of $179,000 and $1,024,000 at December 31, 2014 and 2013, respectively, and valuation allowances of $6,000 and $216,000, respectively.  During the years ended December 31, 2014, 2013 and 2012, the Corporation recorded provisions (credit) for loan losses of $(14,000), $127,000 and $26,000, respectively, for these impaired loans measured at fair value.
The loan held-for-sale in the preceding table at December 31, 2013 was a nonaccruing troubled debt restructuring carried at fair value.  This held-for-sale loan was sold in 2014 for its carrying value of $900,000.
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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2014 and 2013.
		December 31, 2014		December 31, 2013
	Level of Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$32,944	$32,944	$35,497	$35,497
Held-to-maturity securities	Level 2	21,119	22,156	31,315	32,759
Held-to-maturity securities	Level 3	714	714	789	789
Loans	Level 3	1,781,425	1,765,202	1,456,281	1,447,199
Restricted stock	Level 1	23,304	23,304	19,869	19,869
Accrued interest receivable:
Investment securities	Level 2	4,689	4,689	4,766	4,766
Loans	Level 3	4,355	4,355	3,819	3,819

Financial Liabilities:
Checking deposits	Level 1	655,753	655,753	599,114	599,114
Savings, NOW and money market deposits	Level 1	1,000,325	1,000,325	917,974	917,974
Time deposits	Level 2	328,947	333,992	265,040	270,545
Short-term borrowings	Level 1	136,486	136,486	110,463	110,463
Long-term debt	Level 2	345,000	348,519	285,000	285,502
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	27	27	33	33
Time deposits	Level 2	5,077	5,077	5,802	5,802
Short-term borrowings	Level 1	1	1	1	1
Long-term debt	Level 2	667	667	571	571

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
Off-balance-sheet Items.  The fair value of off-balance sheet items is not considered to be material.

NOTE O – PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for the Corporation (parent company only) is as follows:
CONDENSED BALANCE SHEETS	December 31,
	2014	2013
	(in thousands)
Assets:
Cash and due from banks	$1,256	$1,667
Investment in subsidiary bank, at equity	233,103	205,805
Prepaid income taxes	357	496
Deferred income tax benefits	1,186	974
Other assets	43	2
	$235,945	$208,944
Liabilities:
Other liabilities	$-	$12
Cash dividends payable	2,642	2,376
	2,642	2,388

Stockholders' equity:
Common stock	1,389	914
Surplus	51,009	46,873
Retained earnings	170,120	157,107
	222,518	204,894
Accumulated other comprehensive income, net of tax	10,785	1,662
	233,303	206,556
	$235,945	$208,944

CONDENSED STATEMENTS OF INCOME	Year ended December 31,
	2014	2013	2012
	(in thousands)
Income:
Dividends from subsidiary bank	$6,000	$3,900	$6,550

Expenses:
Salaries	1,511	592	782
Other operating expenses	409	408	353
	1,920	1,000	1,135

Income before income taxes	4,080	2,900	5,415
Income tax benefit	(759)	(397)	(451)
Income before undistributed earnings of subsidiary bank	4,839	3,297	5,866
Equity in undistributed earnings	18,175	18,003	14,527
Net income	$23,014	$21,300	$20,393

Comprehensive Income	$32,137	$6,222	$19,445

CONDENSED STATEMENTS OF CASH FLOWS	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash Flows From Operating Activities:
Net income	$23,014	$21,300	$20,393
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(18,175)	(18,003)	(14,527)
Deferred income tax provision (credit)	(289)	(67)	15
Stock-based compensation expense	1,511	592	782
Decrease (increase) in prepaid income taxes	139	105	(140)
Increase in other assets	(41)	(1)	-
Increase (decrease) in other liabilities	(12)	12	-
Net cash provided by operating activities	6,147	3,938	6,523

Cash Flows From Financing Activities:
Repurchase and retirement of common stock	(286)	(95)	(369)
Proceeds from exercise of stock options	1,055	1,418	2,603
Tax benefit of stock options	224	162	135
Proceeds from issuance of common stock	2,185	2,167	2,006
Cash dividends paid	(9,736)	(6,904)	(10,602)
Net cash used in financing activities	(6,558)	(3,252)	(6,227)
Net increase (decrease) in cash and cash equivalents*	(411)	686	296
Cash and cash equivalents, beginning of year	1,667	981	685
Cash and cash equivalents, end of year	$1,256	$1,667	$981

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$2,642	$2,376	$-

*Cash and cash equivalents is defined as cash and due from banks and includes, among other things, the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE P – QUARTERLY FINANCIAL DATA (Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2014
Interest income	$19,692	$20,018	$21,059	$21,207	$81,976
Interest expense	3,597	3,670	3,817	3,964	15,048
Net interest income	16,095	16,348	17,242	17,243	66,928
Provision for loan losses (credit)	(59)	982	1,221	1,045	3,189
Noninterest income before net securities gains	1,778	1,748	2,005	1,729	7,260
Net gains on sales of securities	69	49	23	-	141
Noninterest expense	10,190	10,095	10,147	11,599	42,031
Income before income taxes	7,811	7,068	7,902	6,328	29,109
Income tax expense	1,854	1,524	1,848	869	6,095
Net income	5,957	5,544	6,054	5,459	23,014
Earnings per share:
Basic	.43	.40	.44	.39	1.67
Diluted	.43	.40	.43	.39	1.65
Comprehensive income	11,988	10,041	6,114	3,994	32,137

2013
Interest income	$18,119	$18,375	$18,802	$19,555	$74,851
Interest expense	2,949	2,919	3,091	3,405	12,364
Net interest income	15,170	15,456	15,711	16,150	62,487
Provision for loan losses (credit)	(192)	947	1,080	1,162	2,997
Noninterest income before net securities gains	1,670	1,698	1,839	1,822	7,029
Net gains on sales of securities	4	-	-	12	16
Noninterest expense	9,780	9,467	9,961	10,292	39,500
Income before income taxes	7,256	6,740	6,509	6,530	27,035
Income tax expense	1,617	1,433	1,330	1,355	5,735
Net income	5,639	5,307	5,179	5,175	21,300
Earnings per share:
Basic	.42	.39	.38	.38	1.56
Diluted	.41	.39	.38	.37	1.55
Comprehensive income (loss)	1,273	(7,197)	5,231	6,915	6,222

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The First of Long Island Corporation
Glen Head, New York
We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  We also have audited The First of Long Island Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The First of Long Island Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First of Long Island Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The First of Long Island Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York
March 16, 2015

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
Management's Report on Internal Control Over Financial Reporting
The management of The First of Long Island Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in 2013 in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The First of Long Island Corporation’s system of internal control over financial reporting was designed by or under the supervision of the Corporation’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of the preparation of the Corporation’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria established in 2013 in Internal Control - Integrated Framework issued by COSO.  Based on the assessment, management determined that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective.
Report of Independent Registered Public Accounting Firm
Crowe Horwath LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014 in their report which appears on page 67.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B.	OTHER INFORMATION
None.
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
“Election of Directors,” “Business Experience of Directors,” “Qualifications of Directors,” “Management,” “Governance and Nominating Committee,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2015 are incorporated herein by reference.
The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, chief risk officer, chief accounting officer and controller and persons performing similar functions.  The Corporation’s Code of Ethics and amendments to and waivers from the Code of Ethics are posted on the Bank’s website.  To access the Code of Ethics for Senior Financial Officers go to the homepage of the Bank’s Internet website at www.fnbli.com and click on “Investor Relations,” and then click on “Code of Ethics.”
ITEM 11.	EXECUTIVE COMPENSATION
“Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Pursuant to Plans,” “Employment Contracts,” “Compensation Committee” and “Compensation Committee Report” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2015 are incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Voting Securities and Principal Stockholders” and “Equity Compensation Plan Information” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2015 are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
“Transactions with Management and Others” and “Election of Directors” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2015 is incorporated herein by reference.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

“Ratification of Appointment of Independent Registered Public Accounting Firm” set forth in the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2015 is incorporated herein by reference.
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

(a) 2.  Financial Statement Schedules
None applicable.
(a) 3.  Listing of Exhibits
See Index of Exhibits that follows.

INDEX OF EXHIBITS
Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) of Registrant’s Form 10-K filed March 29, 1999)

3(ii)	By‑laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed January 23, 2013)

3(iii)	Certificate of Amendment of Certificate of Incorporation dated May 1, 2014

4
Amended and Restated Shareholder Protection Rights Agreement dated as of August 1, 2006, between The First of Long Island Corporation and Continental Stock Transfer & Trust Company (successor appointee, effective December 15, 2014), as Rights Agent (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed July 21, 2006)

10.1
Incentive Compensation Plan for Directors and Executive Officers, as amended (incorporated by reference to Items 1.01 of Registrant’s Form 8-K filed March 7, 2012 and Item 5.02 of Registrant’s Form 8-K filed January 28, 2013)

10.2
1996 Stock Option and Appreciation Rights Plan, as amended (incorporated by reference to Exhibit 10(b) of Registrant’s Form 10-K filed March 22, 1996, Exhibit 10.4 of Registrant’s Form 10-K filed March 27, 2001 and Exhibit 10.8 of Registrant’s Form 8-K filed December 19, 2008)

10.3
The First of Long Island Corporation 2006 Stock Compensation Plan, as amended (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2006, Exhibit 10.9 of Registrant’s Form 8-K filed December 19, 2008, part of Item 5.02 of Registrant’s Form 8-K filed June 21, 2010 and Item 5.02 and Exhibit 10.15 of Registrant’s Form 8-K filed September 27, 2010)

10.4
Employment Agreement between Registrant and Michael N. Vittorio, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 20, 2005 and Exhibit 10.1 of Registrant’s Form 8-K filed December 19, 2008)

10.5
Employment Agreement between Registrant and Donald L. Manfredonia, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed March 29, 2002, Exhibit 10.5 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.3 of Registrant’s Form 8-K filed December 19, 2008)

10.6
Employment Agreement between Registrant and Richard Kick, as amended (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.5 of Registrant’s Form 8-K filed December 19, 2008)

10.7
Employment Agreement between Registrant and Mark D. Curtis, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 3, 2005, Exhibit 10.4 of Registrant’s Form 8-K filed December 19, 2008 and Exhibit 10.10 of Registrant’s Form 8-K filed October 21, 2009)

10.8
Employment Agreement between Registrant and Sallyanne K. Ballweg, as amended (incorporated by reference to Exhibit 10.12 of Registrant’s Form 8-K filed January 4, 2008, Exhibit 10.13 of Registrant’s Form 10-K filed March 16, 2009, Exhibit 10.2 of Registrant’s Form 8-K filed December 19, 2008 and Exhibit 10.13 of Registrant’s Form 8-K filed May 21, 2009)

10.9	Amendment to Supplemental Executive Retirement Program (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed December 19, 2008)

10.10
Special Severance Agreement dated as of February 17, 2014 between The First of Long Island Corporation and Richard P. Perro, Executive Vice President (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed May 12, 2014)

10.11	Special Severance Agreement dated as of February 14, 2011 between The First of Long Island Corporation and Christopher Becker, Executive Vice President

10.12	The First of Long Island Corporation 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 17, 2014)

21	Subsidiary information included in Part 1, “Business” of this Form 10-K

23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101
The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 16, 2015	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President, Chief Accounting Officer and Controller
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 16, 2015
Walter C. Teagle III

/s/ ALLEN E. BUSCHING	Director	March 16, 2015
Allen E. Busching

/s/ PAUL T. CANARICK	Director	March 16, 2015
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 16, 2015
Alexander L. Cover

/s/ HOWARD THOMAS HOGAN JR.	Director	March 16, 2015
Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	March 16, 2015
John T. Lane

/s/ J. DOUGLAS MAXWELL JR.	Director	March 16, 2015
J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	March 16, 2015
Stephen V. Murphy

/s/ MILBREY RENNIE TAYLOR	Director	March 16, 2015
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 16, 2015
Eric Tveter

/s/ MICHAEL N. VITTORIO	Director	March 16, 2015
Michael N. Vittorio