Form 10-Q
period 2015-03-31
FIRST OF LONG ISLAND CORP
filed 2015-05-11
CIK 740663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2015
Common stock, $.10 par value per share	13,992,073

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	March 31, 2015	December 31, 2014

Assets:
Cash and due from banks	$40,307	$32,209
Temporary investments	765	735
Cash and cash equivalents	41,072	32,944

Investment securities:
Held-to-maturity, at amortized cost (fair value of $21,894 and $22,870)	20,863	21,833
Available-for-sale, at fair value	760,244	774,145
	781,107	795,978

Loans:
Commercial and industrial	83,819	77,140
Secured by real estate:
Commercial mortgages	879,966	858,975
Residential mortgages	830,447	779,994
Home equity lines	83,461	83,109
Consumer and other	5,680	5,601
	1,883,373	1,804,819
Allowance for loan losses	(23,607)	(23,221)
	1,859,766	1,781,598

Restricted stock, at cost	19,579	23,304
Bank premises and equipment, net	28,337	27,854
Bank-owned life insurance	31,798	31,568
Pension plan assets, net	16,543	16,421
Other assets	11,914	11,827
	$2,790,116	$2,721,494
Liabilities:
Deposits:
Checking	$729,574	$655,753
Savings, NOW and money market	1,076,704	1,000,325
Time, $100,000 and over	203,197	208,745
Time, other	122,247	120,202
	2,131,722	1,985,025

Short-term borrowings	9,178	136,486
Long-term debt	387,225	345,000
Accrued expenses and other liabilities	12,399	13,247
Deferred income taxes payable	9,658	8,433
	2,550,182	2,488,191

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares
Issued and outstanding, 13,958,914 and 13,887,134 shares	1,396	1,389
Surplus	52,191	51,009
Retained earnings	173,955	170,120
	227,542	222,518
Accumulated other comprehensive income, net of tax	12,392	10,785
	239,934	233,303
	$2,790,116	$2,721,494

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014

Interest and dividend income:
Loans	$16,551	$14,059
Investment securities:
Taxable	2,118	2,372
Nontaxable	3,389	3,261
	22,058	19,692
Interest expense:
Savings, NOW and money market deposits	545	493
Time deposits	1,581	1,417
Short-term borrowings	81	50
Long-term debt	2,045	1,637
	4,252	3,597
Net interest income	17,806	16,095
Provision for loan losses (credit)	411	(59)
Net interest income after provision for loan losses (credit)	17,395	16,154

Noninterest income:
Investment Management Division income	507	500
Service charges on deposit accounts	656	803
Net gains on sales of securities	-	69
Other	793	475
	1,956	1,847
Noninterest expense:
Salaries	5,052	4,430
Employee benefits	1,363	1,213
Occupancy and equipment	2,458	2,237
Other	2,274	2,310
	11,147	10,190

Income before income taxes	8,204	7,811
Income tax expense	1,719	1,854
Net income	$6,485	$5,957

Weighted average:
Common shares	13,924,791	13,751,027
Dilutive stock options and restricted stock units	150,190	144,232
	14,074,981	13,895,259
Earnings per share:
Basic	$.47	$.43
Diluted	$.46	$.43

Cash dividends declared per share	$.19	$.17

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2015	2014

Net income	$6,485	$5,957

Other comprehensive income:
Change in net unrealized holding gains on available-for-sale securities	2,584	10,193
Change in funded status of pension plan	-	4
Other comprehensive income before income taxes	2,584	10,197
Income tax expense	977	4,166
Other comprehensive income	1,607	6,031
Comprehensive income	$8,092	$11,988

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2015
	Common Stock			Retained	Accumulated Other Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2015	13,887,134	$1,389	$51,009	$170,120	$10,785	$233,303
Net income				6,485		6,485
Other comprehensive income					1,607	1,607
Repurchase of common stock	(12,227)	(1)	(286)			(287)
Common stock issued under stock compensation plans, including tax benefit	57,390	6	399			405
Common stock issued under dividend reinvestment and stock purchase plan	26,617	2	629			631
Stock-based compensation			440			440
Cash dividends declared				(2,650)		(2,650)
Balance, March 31, 2015	13,958,914	$1,396	$52,191	$173,955	$12,392	$239,934

	Three Months Ended March 31, 2014
	Common Stock			Retained	Accumulated Other Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2014	9,141,767	$914	$46,873	$157,107	$1,662	$206,556
Net income				5,957		5,957
Other comprehensive income					6,031	6,031
Repurchase of common stock	(2,902)	-	(121)			(121)
Common stock issued under stock compensation plans, including tax benefit	26,150	2	557			559
Common stock issued under dividend reinvestment and stock purchase plan	28,236	3	1,114			1,117
Stock-based compensation			349			349
Cash dividends declared				(2,386)		(2,386)
Balance, March 31, 2014	9,193,251	$919	$48,772	$160,678	$7,693	$218,062

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2015	2014

Cash Flows From Operating Activities:
Net income	$6,485	$5,957
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses (credit)	411	(59)
Deferred income tax provision (credit)	250	(91)
Depreciation and amortization	791	746
Premium amortization on investment securities, net	1,357	1,836
Net gains on sales of securities	-	(69)
Stock-based compensation expense	440	349
Accretion of cash surrender value on bank owned life insurance	(230)	(131)
Pension credit	(122)	(117)
(Increase) decrease in other assets	(87)	929
Decrease in accrued expenses and other liabilities	(861)	(1,173)
Net cash provided by operating activities	8,434	8,177

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	-	1,227
Proceeds from sales of available-for-sale securities	-	2,653
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	988	2,496
Available-for-sale	25,003	23,787
Purchases of investment securities:
Held-to-maturity	-	(100)
Available-for-sale	(9,893)	(10,000)
Proceeds from sale of loan held-for-sale	-	900
Net increase in loans	(78,579)	(11,380)
Net decrease in restricted stock	3,725	4,050
Purchases of premises and equipment, net	(1,274)	(1,611)
Net cash provided by (used in) investing activities	(60,030)	12,022

Cash Flows From Financing Activities:
Net increase in deposits	146,697	85,876
Net decrease in short-term borrowings	(127,308)	(100,685)
Proceeds from long-term debt	42,225	10,000
Proceeds from issuance of common stock, net	631	1,117
Proceeds from exercise of stock options	247	416
Tax benefit from stock compensation plans	158	143
Repurchase and retirement of common stock	(287)	(121)
Cash dividends paid	(2,639)	(4,762)
Net cash provided by (used in) financing activities	59,724	(8,016)

Net increase in cash and cash equivalents	8,128	12,183
Cash and cash equivalents, beginning of year	32,944	35,497
Cash and cash equivalents, end of period	$41,072	$47,680

Supplemental Information:
Cash paid for:
Interest	$4,159	$4,419
Income taxes	575	444
Noncash investing and financing activities:
Loans transferred from portfolio to held-for-sale	-	400

See notes to unaudited consolidated financial statements

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

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island.  The Bank has two wholly owned subsidiaries: FNY Service Corp., an investment company, and The First of Long Island Agency, Inc., a licensed insurance agency under the laws of the State of New York.  The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  All intercompany balances and amounts have been eliminated.  For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated financial information included herein as of and for the periods ended March 31, 2015 and 2014 is unaudited.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2014 consolidated balance sheet was derived from the Corporation's December 31, 2014 audited consolidated financial statements.  When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The components of other comprehensive income and the related tax effects are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during period	$2,584	$10,196
Reclassification adjustment for gain included in net income (1)	-	(3)
Change in net unrealized holding gains on available-for-sale securities	2,584	10,193
Tax effect	1,014	4,180
	1,570	6,013

Change in funded status of pension plan:
Amortization of prior service cost included in pension expense (2)	-	4
Tax effect	(37)	(14)
	37	18

Other comprehensive income	$1,607	$6,031

(1) Reclassification adjustment represents net realized gain arising from the sale of available-for-sale securities. The net realized gain is included in the consolidated statements of income in the line item, “Net gains on sales of securities.”  See “Note 3 – Investment Securities” for the income tax expense related to the net realized gain.

(2) Represents the amortization into expense of prior service cost and net actuarial loss relating to the Bank’s defined benefit pension plan.  These items are included in net periodic pension cost (see Note 6) and in the consolidated statements of income in the line item, “Employee benefits.”  The related income tax expense is included in the consolidated statements of income in the line item, “Income tax expense.”

The following sets forth the components of accumulated other comprehensive income, net of tax:

	Balance 12/31/14	Current Period Change	Balance 3/31/15
	(in thousands)
Unrealized holding gains on available-for-sale securities	$13,460	$1,570	$15,030
Unrealized actuarial losses and prior service costs on pension plan	(2,675)	37	(2,638)
Accumulated other comprehensive income, net of tax	$10,785	$1,607	$12,392

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$18,942	$838	$-	$19,780
Pass-through mortgage securities	837	112	-	949
Collateralized mortgage obligations	1,084	81	-	1,165
	$20,863	$1,031	$-	$21,894
Available-for-Sale Securities:
State and municipals	$397,769	$19,504	$(336)	$416,937
Pass-through mortgage securities	125,556	1,677	(614)	126,619
Collateralized mortgage obligations	211,672	5,374	(358)	216,688
	$734,997	$26,555	$(1,308)	$760,244

	December 31, 2014
Held-to-Maturity Securities:
State and municipals	$19,836	$843	$-	$20,679
Pass-through mortgage securities	856	110	-	966
Collateralized mortgage obligations	1,141	84	-	1,225
	$21,833	$1,037	$-	$22,870
Available-for-Sale Securities:
State and municipals	$393,637	$18,612	$(452)	$411,797
Pass-through mortgage securities	130,966	1,421	(1,206)	131,181
Collateralized mortgage obligations	226,879	4,847	(559)	231,167
	$751,482	$24,880	$(2,217)	$774,145

At March 31, 2015 and December 31, 2014, investment securities with a carrying value of $346,773,000 and $369,951,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2015 and December 31, 2014.

Securities With Unrealized Losses.  The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$23,857	$(247)	$5,423	$(89)	$29,280	$(336)
Pass-through mortgage securities	45,746	(151)	50,810	(463)	96,556	(614)
Collateralized mortgage obligations	5,328	(10)	18,037	(348)	23,365	(358)
Total temporarily impaired	$74,931	$(408)	$74,270	$(900)	$149,201	$(1,308)

	December 31, 2014
State and municipals	$19,386	$(145)	$21,198	$(307)	$40,584	$(452)
Pass-through mortgage securities	-	-	100,556	(1,206)	100,556	(1,206)
Collateralized mortgage obligations	15,420	(84)	17,227	(475)	32,647	(559)
Total temporarily impaired	$34,806	$(229)	$138,981	$(1,988)	$173,787	$(2,217)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Sales of Available-for-Sale Securities.  Sales of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Proceeds	$-	$2,653

Gross gains	$-	$19
Gross losses	-	(16)
Net gain	$-	$3

Income tax expense for three months ended March 31, 2014 related to the net realized gain was $1,000.

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

Maturities.  The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at March 31, 2015 based on the earlier of their stated maturity or, if applicable, their pre-refunded date.  The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations.  Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$2,854	$2,881
After 1 through 5 years	9,088	9,437
After 5 through 10 years	6,167	6,579
After 10 years	833	883
Mortgage-backed securities	1,921	2,114
	$20,863	$21,894
Available-for-Sale Securities:
Within one year	$5,859	$5,976
After 1 through 5 years	30,807	32,056
After 5 through 10 years	123,709	128,520
After 10 years	237,394	250,385
Mortgage-backed securities	337,228	343,307
	$734,997	$760,244

4 – LOANS

The following tables set forth by class of loans as of March 31, 2015 and December 31, 2014 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.  Construction and land development loans are included with commercial mortgages in the following tables and small business credit scored loans are included with commercial and industrial loans.

	March 31, 2015
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$13	$83,806	$83,819	$2	$967	$969
Commercial mortgages:
Multifamily	296	540,053	540,349	-	7,136	7,136
Other	-	236,476	236,476	-	2,353	2,353
Owner-occupied	626	102,515	103,141	-	932	932
Residential mortgages:
Closed end	1,067	829,380	830,447	53	11,022	11,075
Revolving home equity	280	83,181	83,461	-	1,049	1,049
Consumer and other	-	5,680	5,680	-	93	93
	$2,282	$1,881,091	$1,883,373	$55	$23,552	$23,607

	December 31, 2014
Commercial and industrial	$16	$77,124	$77,140	$-	$838	$838
Commercial mortgages:
Multifamily	303	528,790	529,093	-	7,207	7,207
Other	-	222,537	222,537	-	2,340	2,340
Owner-occupied	630	106,715	107,345	-	1,023	1,023
Residential mortgages:
Closed end	1,083	778,911	779,994	60	10,539	10,599
Revolving home equity	376	82,733	83,109	-	1,121	1,121
Consumer and other	-	5,601	5,601	-	93	93
	$2,408	$1,802,411	$1,804,819	$60	$23,161	$23,221

The following tables set forth the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014.

	Balance at 1/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/15
	(in thousands)
Commercial and industrial	$838	$-	$-	$131	$969
Commercial mortgages:
Multifamily	7,207	-	-	(71)	7,136
Other	2,340	-	1	12	2,353
Owner-occupied	1,023	-	-	(91)	932
Residential mortgages:
Closed end	10,599	-	-	476	11,075
Revolving home equity	1,121	-	1	(73)	1,049
Consumer and other	93	27	-	27	93
	$23,221	$27	$2	$411	$23,607

	Balance at 1/1/14	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/14
Commercial and industrial	$808	$-	$-	$(47)	$761
Commercial mortgages:
Multifamily	7,348	-	-	(410)	6,938
Other	1,501	-	-	(9)	1,492
Owner-occupied	1,191	-	-	125	1,316
Residential mortgages:
Closed end	8,607	121	-	231	8,717
Revolving home equity	1,240	114	-	77	1,203
Consumer and other	153	-	1	(26)	128
	$20,848	$235	$1	$(59)	$20,555

For individually impaired loans, the following tables set forth by class of loans at March 31, 2015 and December 31, 2014 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2015 and 2014.  The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees.  Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans.  The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

	March 31, 2015			Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages:
Multifamily	$296	$361	$-	$298	$-
Owner-occupied	626	662	-	628	-
Residential mortgages:
Closed end	385	464	-	389	-
Revolving home equity	280	280	-	280	-

With an allowance recorded:
Commercial and industrial	13	13	2	15	-
Residential mortgages - closed end	682	688	53	683	8

Total:
Commercial and industrial	13	13	2	15	-
Commercial mortgages:
Multifamily	296	361	-	298	-
Owner-occupied	626	662	-	628	-
Residential mortgages:
Closed end	1,067	1,152	53	1,072	8
Revolving home equity	280	280	-	280	-
	$2,282	$2,468	$55	$2,293	$8

	December 31, 2014			Three Months Ended March 31, 2014
With no related allowance recorded:
Commercial and industrial	$16	$16	$-	$-	$-
Commercial mortgages:
Multifamily	303	368	-	342	-
Other	-	-	-	38	1
Owner-occupied	630	663	-	407	-
Residential mortgages:
Closed end	216	270	-	243	-
Revolving home equity	376	372	-	-	-

With an allowance recorded:
Commercial and industrial	-	-	-	32	-
Commercial mortgages - owner-occupied	-	-	-	249	-
Residential mortgages - closed end	867	893	60	912	6

Total:
Commercial and industrial	16	16	-	32	-
Commercial mortgages:
Multifamily	303	368	-	342	-
Other	-	-	-	38	1
Owner-occupied	630	663	-	656	-
Residential mortgages:
Closed end	1,083	1,163	60	1,155	6
Revolving home equity	376	372	-	-	-
	$2,408	$2,582	$60	$2,223	$7

  Aging of Loans.  The following tables present the aging of the recorded investment in loans by class of loans.

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$1,070	$-	$-	$-	$1,070	$82,749	$83,819
Commercial mortgages:
Multifamily	1,895	-	-	296	2,191	538,158	540,349
Other	-	-	-	-	-	236,476	236,476
Owner-occupied	-	-	-	626	626	102,515	103,141
Residential mortgages:
Closed end	501	-	-	386	887	829,560	830,447
Revolving home equity	-	-	-	280	280	83,181	83,461
Consumer and other	1	-	-	-	1	5,679	5,680
	$3,467	$-	$-	$1,588	$5,055	$1,878,318	$1,883,373

	December 31, 2014
Commercial and industrial	$-	$-	$-	$-	$-	$77,140	$77,140
Commercial mortgages:
Multifamily	954	-	-	303	1,257	527,836	529,093
Other	-	-	-	-	-	222,537	222,537
Owner-occupied	-	-	-	630	630	106,715	107,345
Residential mortgages:
Closed end	1,059	-	-	395	1,454	778,540	779,994
Revolving home equity	74	99	-	376	549	82,560	83,109
Consumer and other	-	-	-	-	-	5,601	5,601
	$2,087	$99	$-	$1,704	$3,890	$1,800,929	$1,804,819

Nonaccrual loans at March 31, 2015 include $280,000 of revolving home equity loans that are in the process of foreclosure. There were no loans in the process of foreclosure at December 31, 2014.  The Bank does not hold any foreclosed residential real estate property at March 31, 2015 or December 31, 2014.

Troubled Debt Restructurings.  A restructuring constitutes a troubled debt restructuring when it includes a concession by the Bank and the borrower is experiencing financial difficulty.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed as to the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  The Bank performs the evaluation under its internal underwriting policy.

During the three months ended March 31, 2015 and 2014, the Bank did not modify any loans in troubled debt restructurings.

At March 31, 2015 and December 31, 2014, the Bank had an allowance for loan losses of $55,000 and $60,000, respectively, allocated to specific troubled debt restructurings.  The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the three months ended March 31, 2015 and 2014 that were modified during the twelve-month period prior to default.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The Bank's loan risk rating and review policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans.  The requirements include details of the scope of coverage and selection process based on loan-type and risk rating.  Among other requirements, at least 60% of the recorded investment of commercial real estate loans as of December 31 of the prior year must be reviewed annually.  The frequency of the review of other loans is determined by the Bank’s ongoing assessments of the borrower’s condition.

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

	March 31, 2015
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$83,750	$56	$-	$13	$-	$83,819
Commercial mortgages:
Multifamily	530,587	7,570	1,896	296	-	540,349
Other	233,948	900	-	1,628		236,476
Owner-occupied	102,515	-	-	626	-	103,141
	$950,800	$8,526	$1,896	$2,563	$-	$963,785

	December 31, 2014
Commercial and industrial	$76,884	$65	$-	$191	$-	$77,140
Commercial mortgages:
Multifamily	519,274	7,610	1,906	303	-	529,093
Other	219,997	900	-	1,640	-	222,537
Owner-occupied	106,443	-	-	902	-	107,345
	$922,598	$8,575	$1,906	$3,036	$-	$936,115

The following tables present the recorded investment in residential mortgages, home equity lines, and other consumer loans by class of loans and risk rating.  Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	March 31, 2015
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$828,323	$1,058	$-	$1,066	$-	$830,447
Revolving home equity	83,082	99	-	280	-	83,461
Consumer and other	5,031	-	-	-	-	5,031
	$916,436	$1,157	$-	$1,346	$-	$918,939

	December 31, 2014
Residential mortgages:
Closed end	$777,846	$1,066	$-	$1,082	$-	$779,994
Revolving home equity	82,730	99	-	280	-	83,109
Consumer and other	5,122	-	-	-	-	5,122
	$865,698	$1,165	$-	$1,362	$-	$868,225

Deposit account overdrafts were $649,000 and $479,000 at March 31, 2015 and December 31, 2014, respectively.  Overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the tables above.

5 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”).  Upon approval of the 2014 Plan, no further awards can be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan.  Under the 2014 Plan, awards may be granted to employees and non-employee directors as incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or any combination thereof, any of which may be subject to performance-based vesting conditions.  The exercise price of ISOs and NQSOs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option is granted.  1,500,000 shares of the Corporation’s common stock are reserved for awards under the 2014 Plan.  Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan.  All of the 1,500,000 shares may be issued pursuant to the exercise of stock options or SARs.  A maximum of 525,000 shares may be issued as restricted stock awards or RSUs.  At March 31, 2015, 1,423,311 shares of common stock remain available for issuance of awards under the 2014 Plan of which 440,292 shares remain available for issuance as restricted stock awards or RSUs.  The 2014 Plan is administered by the Compensation Committee of the Board of Directors.

2006 Plan.  The 2006 Plan was approved by the stockholders of the Corporation on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan.  The 2006 Plan permitted the granting of stock options, SARs, restricted stock awards and RSUs to employees and non-employee directors.  Under the terms of the 2006 Plan, stock options and SARs could not have an exercise price that was less than 100% of the fair market value of one share of the underlying common stock on the date of grant.  The Board of Directors used a five year vesting period and a ten year term for stock options granted under the 2006 Plan.

All awards made to date under the 2014 and 2006 Plans immediately vest in the event of a change in control, total and permanent disability, as defined, or death.  In addition, except for RSUs granted in January 2015 to the officers named in the Corporation’s most recent proxy statement (“NEOs”), all awards granted to date immediately vest upon retirement.

Fair Value of Stock Option Awards. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted by the Corporation’s Board of Directors during 2014 or the three months ended March 31, 2015.

Fair Value of RSUs.  The grant date fair value of RSUs is based on the market price of the shares underlying the awards on the grant date, discounted for dividends which are not paid on RSUs.

Compensation Expense.  Compensation expense for stock options is recognized ratably over a five-year vesting period or the period from the grant date to the grantee’s eligible retirement date, whichever is shorter.  Compensation expense for RSUs that vest based on the financial performance of the Corporation is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible.  However, except for RSUs granted to NEOs in January 2015, if the period from the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period.  Compensation expense for service-based RSUs is recognized over the applicable service-based vesting period.

In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur.  The Corporation recorded compensation expense for share-based payments of $440,000 and $349,000 and recognized related income tax benefits of $172,000 and $142,000 in the first three months of 2015 and 2014, respectively.

Stock Option Activity.  The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of March 31, 2015, and changes during the three-month period then ended.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	278,925	$15.74
Exercised	(16,252)	15.21
Forfeited or expired	-	-
Outstanding at March 31, 2015	262,673	$15.77	3.79	$2,555
Exercisable at March 31, 2015	249,174	$15.58	3.68	$2,471

All options outstanding at March 31, 2015 are either fully vested or expected to vest.  The total intrinsic value of options exercised during the first three months of 2015 and 2014 was $178,000 and $313,000, respectively.

RSU Activity.  The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of March 31, 2015 and changes during the three-month period then ended.

	Number of RSUs	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	127,181	$20.56
Granted	70,885	21.18
Converted	(41,138)	17.21
Forfeited	-	-
Outstanding at March 31, 2015	156,928	$21.72	1.91	$4,002
Vested and Convertible at March 31, 2015	-	$-	-	$-

The number of RSUs in the table represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted.  All of the RSUs outstanding at March 31, 2015 are currently expected to vest and become convertible in the future.  The total intrinsic value of RSUs converted during the first three months of 2015 and 2014 was $965,000 and $348,000, respectively.

Unrecognized Compensation Cost.  As of March 31, 2015, there was $2,101,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $62,000 for options and $2,039,000 for RSUs.  The total cost is expected to be recognized over a weighted-average period of 2.2 years, which is based on weighted-average periods of .8 years and 2.3 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized.  Cash received from option exercises for the three months ended March 31, 2015 and 2014 was $247,000 and $416,000, respectively.  The actual tax benefits realized for the tax deductions from option exercises for the three months ended March 31, 2015 and 2014 were $65,000 and $110,000, respectively.

Other.  No cash was used to settle stock options during the first three months of 2015 or 2014.  The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Service cost including expected expenses and net of expected plan participant contributions	$297	$279
Interest cost	352	352
Expected return on plan assets	(771)	(752)
Amortization of prior service cost	-	4
Amortization of net actuarial loss	-	-
Net pension credit	$(122)	$(117)

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2015 or 2014.

The fair values of the Corporation’s investment securities designated as available-for-sale at March 31, 2015 and December 31, 2014 are set forth in the tables that follow.  These values are determined on a recurring basis using matrix pricing (Level 2 inputs).  Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:	(in thousands)
Available-for-Sale Securities:
State and municipals	$416,937	$-	$416,937	$-
Pass-through mortgage securities	126,619	-	126,619	-
Collateralized mortgage obligations	216,688	-	216,688	-
	$760,244	$-	$760,244	$-

December 31, 2014:
Available-for-Sale Securities:
State and municipals	$411,797	$-	$411,797	$-
Pass-through mortgage securities	131,181	-	131,181	-
Collateralized mortgage obligations	231,167	-	231,167	-
	$774,145	$-	$774,145	$-

Assets measured at fair value on a nonrecurring basis at December 31, 2014, are set forth in the table that follows.  There were no such assets at March 31, 2015.  Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.  Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:	(in thousands)
Impaired loans:
Residential mortgages - closed end	$173	$-	$-	$173

The impaired loan set forth in the preceding table had a principal balance of $179,000 and valuation allowance of $6,000 at December 31, 2014.  During the three months ended March 31, 2015 and 2014, the Corporation recorded credit provisions for loan losses of $6,000 and $25,000, respectively, for impaired loans measured at fair value.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at March 31, 2015 and December 31, 2014.

	Level of	March 31, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$41,072	$41,072	$32,944	$32,944
Held-to-maturity securities	Level 2	20,149	21,180	21,119	22,156
Held-to-maturity securities	Level 3	714	714	714	714
Loans	Level 3	1,859,766	1,855,855	1,781,425	1,765,202
Restricted stock	Level 1	19,579	19,579	23,304	23,304
Accrued interest receivable:
Investment securities	Level 2	4,711	4,711	4,689	4,689
Loans	Level 3	4,899	4,899	4,355	4,355

Financial Liabilities:
Checking deposits	Level 1	729,574	729,574	655,753	655,753
Savings, NOW and money market deposits	Level 1	1,076,704	1,076,704	1,000,325	1,000,325
Time deposits	Level 2	325,444	331,807	328,947	333,992
Short-term borrowings	Level 1	9,178	9,178	136,486	136,486
Long-term debt	Level 2	387,225	391,692	345,000	348,519
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	30	30	27	27
Time deposits	Level 2	5,081	5,081	5,077	5,077
Short-term borrowings	Level 1	-	-	1	1
Long-term debt	Level 2	753	753	667	667

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

8 – ADOPTION OF NEW ACCOUNTING STANDARDS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor such as the Bank should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  Additionally, the amendments in ASU 2014-04 require interim and annual disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities such as the Corporation, the amendments were effective for interim and annual reporting periods beginning after December 15, 2014.  Early adoption in 2014 was permitted.  The adoption of ASU 2014-04 on January 1, 2015 did not have a material impact on the Corporation’s financial position, results of operations or disclosures.

In June 2014, the FASB issued ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting. The amendments also require new disclosures about certain transfers of financial assets and the types of collateral pledged in repurchase agreements and similar transactions.  For public entities such as the Corporation, the amendments were generally effective for interim and annual reporting periods beginning after December 15, 2014.  Early adoption for public entities was prohibited.  The adoption of ASU 2014-11 on January 1, 2015 did not have a material impact on the Corporation’s financial position, results of operations or disclosures.

9 - IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.”  The amendments in ASU 2014-09 are intended to improve financial reporting by providing a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns.  While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance.  The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized.  For public entities such as the Corporation, ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  On April 29, 2015, the FASB issued a proposed ASU that would defer the effective date of ASU 2014-09 by one year.  Under the proposed ASU, early adoption of the revenue recognition standard would be permitted as of the original effective date of ASU 2014-09.  Management is currently evaluating the impact that the amendments in ASU 2014-09 could have on the Corporation’s financial position, results of operations and disclosures, but does not currently believe that such impact will be material.

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

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements.  The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc.  The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.”  Although, the Bank’s primary service area is Nassau and Suffolk Counties, Long Island, it does have two commercial banking branches in Manhattan.

Overview

Net income and earnings per share for the first quarter of 2015 were $6.5 million and $.46, respectively, representing increases over the same quarter last year of 8.9% and 7.0%, respectively.  Dividends per share were $.19 for the first quarter of 2015, or 9.6% more than the split-adjusted dividend of $.1733 per share declared in the same quarter last year.  Returns on average assets (ROA) and average equity (ROE) for the first quarter of 2015 were .95% and 11.15%, respectively, versus 1.01% and 11.36%, respectively, for the first quarter of 2014. Book value per share increased from $16.80 at year-end 2014 to $17.19 at the close of the current quarter.  The credit quality of the Bank’s loan and securities portfolios remain excellent, and management intends to continue taking advantage of lending and branching opportunities in the Bank’s marketplace.

Analysis of First Quarter Earnings.  Net income increased by $528,000 when comparing the first quarter of 2015 to the same quarter last year.  The increase is primarily attributable to increases in net interest income of $1.7 million, or 10.6%, and noninterest income before securities gains of $178,000, or 10.0%, and a decrease in income tax expense of $135,000.  The positive impact of these items on earnings was partially offset by increases in noninterest expense of $957,000, or 9.4%, and in the provision for loan losses of $470,000.

The increase in net interest income was driven by growth in average interest-earning assets of 14.9%, partially offset by a 14 basis point decline in net interest margin.  The growth in average interest-earning assets is primarily comprised of growth in the average balances of loans and nontaxable securities, partially offset by a decrease in the average balance of taxable securities.  The shift from taxable securities to better yielding loans and nontaxable securities partially mitigated the negative impact on net interest income of a low interest rate environment.  The 14 basis point decline in net interest margin from 3.05% in the first quarter of 2014 to 2.91% for the current quarter occurred as cash flows were deployed in a low interest rate environment.  Net interest margin also came down as loan coupons reset to lower levels and prepayments on loans and securities sometimes resulted in the immediate writeoff of deferred costs on loans and the faster amortization of purchase premiums on securities.

The $178,000 increase in noninterest income before securities gains is primarily attributable to real estate and sales tax refunds received in the first quarter of 2015 and an increase in cash value accretion on bank-owned life insurance.  The positive impact of these items was partially offset by a decrease in service charges on deposit accounts.

The $957,000 increase in noninterest expense is comprised of increases in salaries, occupancy and equipment expense and employee benefits expense.  The impact of these items was partially offset by an expense credit resulting from reducing an accrual for litigation.

Income tax expense decreased by $135,000 despite an increase in income before income taxes of $393,000 primarily because of changes in New York State tax law that became effective January 1, 2015.

Asset Quality.  The Bank’s allowance for loan losses to total loans (reserve coverage ratio) decreased by 4 basis points from 1.29% at year-end 2014 to 1.25% at March 31, 2015.  The decrease in the reserve coverage ratio is primarily due to a continued improvement in economic conditions.

The credit quality of the Bank’s loan portfolio remains excellent.  Nonaccrual loans amounted to $1.6 million, or .08% of total loans outstanding, at March 31, 2015, compared to $1.7 million, or .09%, at December 31, 2014.  Troubled debt restructurings remained relatively unchanged from year-end 2014 totaling $2.0 million as of March 31, 2015.  Of this amount, $694,000 is performing in accordance with modified terms and $1.3 million are nonaccrual and included in the aforementioned amount of nonaccrual loans.  Loans past due 30 through 89 days amounted to $3.5 million, or .18% of total loans outstanding, at March 31, 2015, compared to $2.2 million, or .12%, at December 31, 2014.  Management does not believe that the increase in these past due loans is indicative of a deterioration in the overall credit quality of the Bank’s loan portfolio.

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

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system. Additionally, with respect to loan growth, the Bank will continue to develop and diversify its existing broker and correspondent relationships.  All loans originated through such relationships are underwritten by Bank personnel.  The Bank recently opened a new branch in Patchogue, Long Island bringing the Bank’s total branch count to 41 and relocated an existing branch to Melville, Long Island.  Management anticipates opening up to four new branches over the next twelve to fifteen months and is continuing to evaluate sites for further branch expansion.

     Challenges We Face.  Intermediate and long-term interest rates are low and volatile and impacted by both national and global forces.  Such rates could remain low for the foreseeable future and thereby cause both investing and lending rates to be suboptimal.  There is significant price competition for loans in the Bank’s marketplace and little room for the Bank to further reduce its deposit rates. Higher yielding loans continue to prepay and be replaced with lower yielding loans and there is an ongoing need, from an interest rate risk perspective, to term-fund a portion of the Bank’s loan growth with time deposits and wholesale borrowings.  In the current interest rate environment, the spread between lending rates and term-funding rates is relatively small.  These factors could result in a decline in net interest margin from its current level and will continue to inhibit earnings growth for the foreseeable future.

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:	(dollars in thousands)
Interest-bearing bank balances	$16,610	$8	.20%	$16,338	$8	.20%
Investment securities:
Taxable	378,773	2,110	2.23	440,186	2,364	2.15
Nontaxable (1)	434,846	5,135	4.72	390,913	4,941	5.06
Loans (1)	1,845,809	16,555	3.59	1,481,098	14,063	3.80
Total interest-earning assets	2,676,038	23,808	3.56	2,328,535	21,376	3.67
Allowance for loan losses	(23,518)			(21,197)
Net interest-earning assets	2,652,520			2,307,338
Cash and due from banks	26,946			26,885
Premises and equipment, net	28,466			25,098
Other assets	57,409			42,746
	$2,765,341			$2,402,067

Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$1,052,291	545	.21	$931,416	493	.21
Time deposits	326,701	1,581	1.96	282,362	1,417	2.04
Total interest-bearing deposits	1,378,992	2,126	.63	1,213,778	1,910	.64
Short-term borrowings	99,766	81	.33	58,129	50	.35
Long-term debt	377,798	2,045	2.20	292,444	1,637	2.27
Total interest-bearing liabilities	1,856,556	4,252	.93	1,564,351	3,597	.93
Checking deposits	649,692			608,138
Other liabilities	23,114			16,929
	2,529,362			2,189,418
Stockholders' equity	235,979			212,649
	$2,765,341			$2,402,067

Net interest income (1)		$19,556			$17,779
Net interest spread (1)			2.63%			2.74%
Net interest margin (1)			2.91%			3.05%

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

	Three Months Ended March 31, 2015 Versus 2014 Increase (decrease) due to changes in:
	Volume	Rate	Rate/ Volume (1)	Net Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$-	$-	$-	$-
Investment securities:
Taxable	(330)	88	(12)	(254)
Nontaxable	555	(325)	(36)	194
Loans	3,463	(779)	(192)	2,492
Total interest income	3,688	(1,016)	(240)	2,432

Interest Expense:
Savings, NOW & money market deposits	64	(11)	(1)	52
Time deposits	223	(51)	(8)	164
Short-term borrowings	36	(3)	(2)	31
Long-term debt	480	(56)	(16)	408
Total interest expense	803	(121)	(27)	655
Increase (decrease) in net interest income	$2,885	$(895)	$(213)	$1,777

(1)  Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.  The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first quarter of 2015 was $19.6 million, an increase of $1.8 million, or 10.0%, over $17.8 million for the first quarter of last year.  The increase resulted from an increase in average interest-earning assets of $347.5 million, or 14.9%, as partially offset by a 14 basis point decline in net interest margin from 3.05% to 2.91%.

The increase in average interest-earning assets is primarily comprised of growth in the average balances of loans of $364.7 million, or 24.6%, and nontaxable securities of $43.9 million, or 11.2%, partially offset by a decrease in the average balance of taxable securities of $61.4 million, or 14.0%.  Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well.  A substantial portion of the growth in commercial and industrial loans was in the Banks’s small business credit scored loan products.  The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, broker and correspondent relationships for both residential and commercial mortgages and the introduction of new loan products.

Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $41.6 million, or 6.8%, interest-bearing deposits of $165.2 million, or 13.6%, long-term debt of $85.4 million, or 29.2%, and short-term borrowings of $41.6 million, or 71.6%.  The increase in long-term debt together with an increase in the average balance of time deposits of $44.3 million, or 15.7%, resulted from management’s desire to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.  The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships.  In addition, management believes that the Bank’s positive reputation and growing recognition in its marketplace has contributed to both loan and deposit growth.

Intermediate and long-term interest rates remain low and volatile.  Continuing to lend and invest in a low interest rate environment has caused yields on the Bank’s loan and securities portfolios to trend down.  Portfolio yields have also come down because some loans have prepaid in full resulting in the immediate writeoff of deferred costs, the rates on other loans have been modified downward and prepayment speeds on mortgage securities have been elevated resulting in the faster amortization of purchase premiums.  In the low interest rate environment, the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is less and there is little room left for the Bank to further reduce its deposit rates.  These factors are primarily responsible for the 14 basis point decline in net interest margin and an 11 basis point decline in net interest spread when comparing the current quarter to the same quarter last year. These factors also explain why strong growth in the average balance of loans of 24.6% was accompanied by lesser growth of 10.6% in net interest income.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities gains increased by $178,000, or 10.0%, when comparing the first quarter of 2015 to the same quarter last year.  The increase is primarily attributable to real estate and sales tax refunds in the first quarter of 2015 of $116,000 and $91,000, respectively, and a $100,000 increase in cash value accretion on bank-owned life insurance.  The positive impact of these items was partially offset by a decrease in service charges on deposit accounts of $147,000 resulting largely from a decrease in deposit account overdraft activity.  Cash value accretion increased due to a fourth quarter 2014 purchase of bank owned life insurance with an initial cash value of $16.9 million.  Also contributing to the increase in noninterest income was the successful deployment by management in recent years of a variety of noninterest income initiatives which resulted in growth in charge card fees, income from the sale of mutual funds and annuities, wire transfer service charges and debit card interchange fees.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased by $957,000, or 9.4%, when comparing the first quarter of 2015 to the same quarter last year.  The increase is comprised of increases in salaries of $622,000, or 14.0%, occupancy and equipment expense of $221,000, or 9.9%, and employee benefits expense of $150,000, or 12.4%.  The impact of these items was partially offset by a $100,000 expense credit resulting from reducing an accrual for litigation.  The increase in salaries is primarily due to branch openings, additions to staff in the back office, normal annual salary adjustments and higher stock-based compensation expense.  The increase in occupancy and equipment expense is largely due to branch openings, increases in general maintenance and repairs expense and the cost of servicing equipment.  The increase in employee benefits expense is largely due to additions to staff and resulting increases in payroll tax expense and the cost of group health insurance coverage.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 21.0% for the first quarter of 2015 compared to 23.7% for the same quarter last year.  The largest contributor to the decrease in the effective tax rate was the changes in New York State income tax law that became effective January 1, 2015.  Also contributing to the decrease, but to a much lesser extent, was the fact that tax-exempt income, including income on bank-owned life insurance, became a larger percentage of pre-tax income.

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

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$1,260	$1,280
Other	328	424
Total nonaccrual loans	1,588	1,704
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	1,588	1,704
Troubled debt restructurings - performing	694	704
Total risk elements	$2,282	$2,408

Nonaccrual loans as a percentage of total loans	.08%	.09%
Nonperforming assets as a percentage of total loans and other real estate owned	.08%	.09%
Risk elements as a percentage of total loans and other real estate owned	.12%	.13%

There were no performing troubled debt restructurings that were past due 30 through 89 days and still accruing at March 31, 2015 or December 31, 2014.  The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses increased by $386,000 during the first three months of 2015, amounting to $23.6 million, or 1.25% of total loans, at March 31, 2015 compared to $23.2 million, or 1.29% of total loans, at December 31, 2014.  During the first three months of 2015, the Bank had loan chargeoffs and recoveries of $27,000 and $2,000, respectively, and recorded a provision for loan losses of $411,000.  The $411,000 provision for loan losses is primarily attributable to loan growth as partially offset by a continued improvement in economic conditions.  The decrease in the reserve coverage ratio is primarily due to a continued improvement in economic conditions.  During the first three months of 2014, the Bank had loan chargeoffs and recoveries of $235,000 and $1,000, respectively, and recorded a credit provision for loan losses of $59,000.  The $235,000 of chargeoffs were recorded on loans transferred to held-for-sale during the first quarter of 2014.  The $59,000 credit provision for loan losses was primarily attributable to an improvement in economic conditions and a decrease in specific reserves on loans individually deemed to be impaired.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City.  Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at March 31, 2015.  Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City.  Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time as characterized by the underutilization of labor resources, suppressed commercial and residential real estate values and, in certain micro markets, elevated commercial real estate vacancies.  These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first three months of 2015, the Corporation’s cash and cash equivalent position increased by $8.1 million, from $32.9 million at December 31, 2014 to $41.1 million at March 31, 2015.  The increase occurred primarily because cash provided by deposit growth, additional long-term borrowings, maturities and paydowns of loans and securities and operations exceeded the cash used to repay short-term borrowings, originate loans and purchase securities.

During the first quarter of 2015, total deposits grew $146.7 million, or 7.4%, to $2.1 billion at March 31, 2015.  The increase was primarily attributable to growth in savings, NOW and money market deposits of $76.4 million, or 7.6%, and an increase in noninterest-bearing checking balances of $73.8 million, or 11.3%. The increase in noninterest-bearing checking balances was almost entirely attributable to a large deposit by a single customer, a significant portion of which was withdrawn subsequent to quarter end.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements.  Total borrowings decreased $85.1 million, or 17.7%, during the first three months of 2015.  The decrease is attributable to a reduction in short-term borrowings of $127.3 million, partially offset by an increase in long-term debt of $42.2 million.  Long-term debt totaled $387.2 million at March 31, 2015, representing 97.7% of total borrowings at quarter-end.  The Bank’s long-term fixed rate borrowing position results from management’s desire to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.

 Liquidity.  The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows.  The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations.  At March 31, 2015, the Bank had approximately $414 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks.  In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties.  In addition, the Bank can purchase overnight federal funds under its existing lines.  However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank.  The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.  Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.5 billion at March 31, 2015.

Liquidity – Regulatory Rulemaking.  In December 2010, the Basel Committee published “Basel III: International Framework for Liquidity Risk Measurement, Standards and Monitoring” and in January 2013 published a revised liquidity coverage ratio (collectively referred to as the “Liquidity Standard”).   The Liquidity Standard includes: (1) a liquidity coverage ratio to ensure that sufficient high quality liquid resources are available in case of a liquidity crisis; (2) a net stable funding ratio to promote liquidity resiliency over longer time horizons by creating incentives for banks to fund their activities with stable sources of funding on an ongoing basis; and (3) additional liquidity monitoring metrics focused on maturity mismatch, concentration of funding and available unencumbered assets.  The Liquidity Standard will be phased-in through 2019.

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

Capital

Stockholders’ equity totaled $239.9 million at March 31, 2015, an increase of $6.6 million from $233.3 million at December 31, 2014.  The increase resulted primarily from net income of $6.5 million, an increase in the after-tax amount of unrealized gains on available-for-sale securities of $1.6 million, and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $1.0 million, partially offset by cash dividends declared of $2.7 million.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards.  The Basel III regulatory capital ratios of the Corporation and the Bank as of March 31, 2015 are as follows:

	Corporation	Bank

Tier 1 leverage	8.28%	8.28%
Common Equity Tier 1 risk-based	13.87%	13.88%
Tier 1 risk-based	13.87%	13.88%
Total risk-based	15.13%	15.13%

These ratios exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment.  The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

Implementation of Basel III.  On January 1, 2015, the Corporation and the Bank implemented the Basel III regulatory capital standards (“Basel III” or “final rule”) issued by the Federal Reserve Board and the OCC.  Basel III implements for U.S. banks the regulatory capital reforms of the Basel Committee on Banking Supervision, revises prompt corrective action categories to incorporate the revised regulatory capital requirements and implements certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The final rule strengthens areas of weakness identified in the former regulatory capital guidelines by: (1) enhancing the quantity and quality of regulatory capital in the banking system; (2) better reflecting the risk of certain on and off-balance sheet exposures in the measurement of risk-weighted assets; and (3) building additional capital capacity into the banking system to absorb losses in times of future market and economic stress.

Basel III establishes new prompt corrective action requirements for all banks and includes a new Common Equity Tier 1 risk-based capital (“RBC”) measure.  The new RBC and leverage capital requirements under Basel III are set forth in the table that follows.

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

Under the final rule, certain banking organizations, including the Corporation and the Bank, are permitted to make a one-time election to continue the former treatment of excluding from regulatory capital most accumulated other comprehensive income (“AOCI”) components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit postretirement plans.  The Corporation and the Bank have elected to exclude AOCI components from regulatory capital under Basel III and will thereby avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities.

Basel III includes guidelines with respect to the calculation of risk-weighted assets for both on and off-balance sheet positions.  For some asset and off balance sheet exposures, such as residential mortgage loans and long-term unfunded commitments, the final rule retains the capital charges contained in the former regulatory capital rule. For other exposures, however, such as high volatility commercial real estate loans, as defined, loans that are more than 90 days past due or in nonaccrual status, unfunded loan commitments with an original maturity of one year or less and repurchase agreements, Basel III either increases the capital charges or establishes new capital requirements that were not mandated in the former regulatory capital rule.

Implementation of the Basel III regulatory capital standards on January 1, 2015 did not have a material impact on the Corporation’s or the Bank’s regulatory capital position, lines of business or profitability.

New York State Tax Reform

Effective January 1, 2015, the banking corporation franchise tax under Article 32 was repealed and banks are now subject to the general business corporation franchise tax under a substantially revised Article 9A.

While the following discussion is not intended to cover all aspects of the changes in New York State tax law impacting banks, it does address what management believes to be the more significant ones.  Except where noted, the changes are effective for tax years beginning on or after January 1, 2015.

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

4) The methodology for determining income apportionment, or the degree to which a bank’s income is allocated to and taxed by New York State, is changing from a three-factor formula based on receipts, payroll and deposits to apportionment based solely receipts.  In addition, favorable apportionment treatment is provided for interest income from federal, state and municipal debt; asset backed securities; certain corporate bonds; and federal funds.

5) The 22.5% deduction for interest income on government obligations is eliminated.

6) The tax savings associated with a grandfathered Article 9A corporation, like FNY Service Corp., is eliminated.

7) For real estate investment trusts (“REITs”) in place as of April 1, 2014 (grandfathered REITs), like The First of Long Island REIT, Inc., the law allows a subtraction modification to entire net income equal to 160% of the dividends paid deduction allowed for federal income tax purposes.

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

Management currently estimates that the changes in New York State tax law will reduce the Bank’s 2015 tax burden by an amount ranging from $600,000 to $700,000.

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

The Bank monitors and manages interest rate risk through a variety of techniques including interest rate sensitivity modeling and traditional gap analysis.  Both interest rate sensitivity modeling and gap analysis involve a variety of significant estimates and assumptions and are done at a specific point in time.  Changes in the estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions.  Therefore, these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank’s net interest income or EVE.

Traditional gap analysis involves arranging the Bank’s interest-earning assets and interest-bearing liabilities by repricing period and then computing the difference, or interest-rate sensitivity gap, between the assets and liabilities which are estimated to reprice during each time period and cumulatively through the end of each time period.  Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount.  Among other things, gap analysis does not fully take into account the fact that the repricing of some assets and liabilities is discretionary and subject to competitive and other pressures.

Through use of interest rate sensitivity modeling, the Bank first projects net interest income over a five-year time period assuming a static balance sheet and no changes in interest rates from current levels. Utilization of a static balance sheet ensures that interest rate risk embedded in the Bank’s current balance sheet is not masked by assumed balance sheet growth or contraction.  Net interest income is then projected over a five-year time period utilizing: (1) a static balance sheet and various interest rate change scenarios, including both ramped and shock changes and changes in the shape of the yield curve; and (2) a most likely balance sheet growth scenario and these same interest rate change scenarios.  The interest rate scenarios modeled are based on, among other things, the shape of the current yield curve and the relative level of rates and management’s expectations as to potential future yield curve shapes and rate levels.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter.   The base case information in the table shows (1) a calculation of the Corporation’s EVE at March 31, 2015 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2016 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 5.5 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending March 31, 2016 and calculations of EVE at March 31, 2015 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change.  In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan.  The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at March 31, 2015		Net Interest Income for Year Ending 3/31/16
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$208,188	-18.9%	$76,043	-5.8%
+ 200 basis point rate shock	243,355	-5.2%	82,490	2.1%
+ 100 basis point rate shock	261,928	2.0%	83,620	3.5%
Base case (no rate change)	256,672	-	80,766	-
- 100 basis point rate shock	221,644	-13.6%	77,332	-4.3%

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, in Part I under “Item 1A.  Risk Factors.”  Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 11, 2015	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President, Chief
Accounting Officer and Controller
(principal accounting officer)