Form 10-Q
period 2015-06-30
FIRST OF LONG ISLAND CORP
filed 2015-08-10
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York		11-2672906
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY		11545
(Address of principal executive offices)		(Zip Code)

(516) 671-4900
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 31, 2015
Common stock, $.10 par value per share	14,030,288

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2015	2014

Assets:
Cash and due from banks	$45,762	$32,209
Temporary investments	825	735
Cash and cash equivalents	46,587	32,944

Investment securities:
Held-to-maturity, at amortized cost (fair value of $20,508 and $22,870)	19,652	21,833
Available-for-sale, at fair value	705,210	774,145
	724,862	795,978

Loans:
Commercial and industrial	87,652	77,140
Secured by real estate:
Commercial mortgages	895,209	858,975
Residential mortgages	899,112	779,994
Home equity lines	86,013	83,109
Consumer and other	4,616	5,601
	1,972,602	1,804,819
Allowance for loan losses	(24,491)	(23,221)
	1,948,111	1,781,598

Restricted stock, at cost	18,778	23,304
Bank premises and equipment, net	29,020	27,854
Bank-owned life insurance	32,015	31,568
Pension plan assets, net	16,665	16,421
Other assets	12,676	11,827
	$2,828,714	$2,721,494
Liabilities:
Deposits:
Checking	$713,861	$655,753
Savings, NOW and money market	1,174,080	1,000,325
Time, $100,000 and over	201,315	208,745
Time, other	119,409	120,202
	2,208,665	1,985,025

Short-term borrowings	36,458	136,486
Long-term debt	326,112	345,000
Accrued expenses and other liabilities	12,376	13,247
Deferred income taxes payable	5,990	8,433
	2,589,601	2,488,191

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares
Issued and outstanding, 13,995,621 and 13,887,134 shares	1,400	1,389
Surplus	53,358	51,009
Retained earnings	177,569	170,120
	232,327	222,518
Accumulated other comprehensive income, net of tax	6,786	10,785
	239,113	233,303
	$2,828,714	$2,721,494

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014

Interest and dividend income:
Loans	$33,691	$28,292	$17,140	$14,233
Investment securities:
Taxable	4,242	4,809	2,124	2,437
Nontaxable	6,792	6,609	3,403	3,348
	44,725	39,710	22,667	20,018
Interest expense:
Savings, NOW and money market deposits	1,150	958	605	465
Time deposits	3,070	2,932	1,489	1,515
Short-term borrowings	94	74	13	24
Long-term debt	4,111	3,303	2,066	1,666
	8,425	7,267	4,173	3,670
Net interest income	36,300	32,443	18,494	16,348
Provision for loan losses	1,353	923	942	982
Net interest income after provision for loan losses	34,947	31,520	17,552	15,366

Noninterest income:
Investment Management Division income	1,039	1,021	532	521
Service charges on deposit accounts	1,325	1,588	669	785
Net gains on sales of securities	1,133	118	1,133	49
Other	1,542	917	749	442
	5,039	3,644	3,083	1,797
Noninterest expense:
Salaries	10,020	8,881	4,968	4,451
Employee benefits	2,739	2,351	1,376	1,138
Occupancy and equipment	4,569	4,326	2,111	2,089
Debt extinguishment	1,084	-	1,084	-
Other	4,777	4,727	2,503	2,417
	23,189	20,285	12,042	10,095

Income before income taxes	16,797	14,879	8,593	7,068
Income tax expense	4,036	3,378	2,317	1,524
Net income	$12,761	$11,501	$6,276	$5,544

Weighted average:
Common shares	13,958,339	13,771,074	13,991,519	13,790,901
Dilutive stock options and restricted stock units	153,321	144,828	156,417	145,416
	14,111,660	13,915,902	14,147,936	13,936,317
Earnings per share:
Basic	$.91	$.84	$.45	$.40
Diluted	$.90	$.83	$.44	$.40

Cash dividends declared per share	$.38	$.35	$.19	$.17

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014

Net income	$12,761	$11,501	$6,276	$5,544

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	(6,861)	17,761	(9,445)	7,568
Change in funded status of pension plan	-	7	-	3
Other comprehensive income (loss) before income taxes	(6,861)	17,768	(9,445)	7,571
Income tax expense (benefit)	(2,862)	7,240	(3,839)	3,074
Other comprehensive income (loss)	(3,999)	10,528	(5,606)	4,497
Comprehensive income	$8,762	$22,029	$670	$10,041

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2015
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2015	13,887,134	$1,389	$51,009	$170,120	$10,785	$233,303
Net income				12,761		12,761
Other comprehensive loss					(3,999)	(3,999)
Repurchase of common stock	(12,227)	(1)	(286)			(287)
Common stock issued under stock compensation plans, including tax benefit	61,138	6	461			467
Common stock issued under dividend reinvestment and stock purchase plan	59,576	6	1,428			1,434
Stock-based compensation			746			746
Cash dividends declared				(5,312)		(5,312)
Balance, June 30, 2015	13,995,621	$1,400	$53,358	$177,569	$6,786	$239,113

	Six Months Ended June 30, 2014
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2014	9,141,767	$914	$46,873	$157,107	$1,662	$206,556
Net income				11,501		11,501
Other comprehensive income					10,528	10,528
Repurchase of common stock	(2,902)	-	(121)			(121)
Common stock issued under stock compensation plans, including tax benefit	27,379	2	509			511
Common stock issued under dividend reinvestment and stock purchase plan	28,236	3	1,114			1,117
Stock-based compensation			613			613
Cash dividends declared				(4,777)		(4,777)
Balance, June 30, 2014	9,194,480	$919	$48,988	$163,831	$12,190	$225,928

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2015	2014

Cash Flows From Operating Activities:
Net income	$12,761	$11,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,353	923
Provision for off-balance-sheet credit losses	26	9
Provision for deferred income taxes	420	171
Depreciation and amortization	1,543	1,443
Premium amortization on investment securities, net	2,581	3,473
Net gains on sales of securities	(1,133)	(118)
Net loss on loans held-for-sale	-	60
Loss on debt extinguishment	1,084	-
Net gain on sale of premises and equipment	-	(7)
Stock-based compensation expense	746	613
Accretion of cash surrender value on bank-owned life insurance	(447)	(260)
Pension credit	(245)	(235)
Increase in other assets	(849)	(111)
Decrease in accrued expenses and other liabilities	(918)	(1,125)
Net cash provided by operating activities	16,922	16,337

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	243	1,983
Proceeds from sales of available-for-sale securities	66,140	3,320
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	3,599	4,520
Available-for-sale	60,186	48,681
Purchases of investment securities:
Held-to-maturity	(1,619)	(516)
Available-for-sale	(65,742)	(64,251)
Proceeds from sales of loans held-for-sale	-	1,240
Net increase in loans	(167,866)	(93,620)
Net decrease in restricted stock	4,526	826
Purchases of premises and equipment, net	(2,709)	(3,115)
Proceeds from sales of premises and equipment	-	7
Net cash used in investing activities	(103,242)	(100,925)

Cash Flows From Financing Activities:
Net increase in deposits	223,640	126,719
Net decrease in short-term borrowings	(100,028)	(38,698)
Proceeds from long-term debt	54,612	10,000
Repayment of long-term debt	(74,584)	-
Proceeds from issuance of common stock, net	1,434	1,117
Proceeds from exercise of stock options	303	447
Tax benefit from stock compensation plans	164	146
Repurchase and retirement of common stock	(287)	(121)
Cash dividends paid	(5,291)	(4,764)
Net cash provided by financing activities	99,963	94,846

Net increase in cash and cash equivalents	13,643	10,258
Cash and cash equivalents, beginning of year	32,944	35,497
Cash and cash equivalents, end of period	$46,587	$45,755

Supplemental Cash Flow Disclosures:
Cash paid for:
Income taxes	$4,535	$3,327
Interest	8,509	8,188
Noncash investing and financing activities:
Cash dividends payable	2,659	2,391
Loans transferred from portfolio to held-for-sale	-	2,200

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

The consolidated financial information included herein as of and for the periods ended June 30, 2015 and 2014 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2014 consolidated balance sheet was derived from the Corporation's December 31, 2014 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The components of other comprehensive income and the related tax effects are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$(5,736)	$17,782	$(8,320)	$7,586
Reclassification adjustment for gains included in net income (1)	(1,125)	(21)	(1,125)	(18)
Change in net unrealized holding gains on available-for-sale securities	(6,861)	17,761	(9,445)	7,568
Tax effect	(2,825)	7,255	(3,839)	3,075
	(4,036)	10,506	(5,606)	4,493

Change in funded status of pension plan:
Amortization of prior service cost included in pension expense (2)	-	7	-	3
Tax effect	(37)	(15)	-	(1)
	37	22	-	4
Other comprehensive income (loss)	$(3,999)	$10,528	$(5,606)	$4,497

(1) Reclassification adjustment represents net realized gains arising from the sale of available-for-sale securities. The net realized gains are included in the consolidated statements of income in the line item, “Net gains on sales of securities.” See “Note 3 – Investment Securities” for the income tax expense related to the net realized gains.

(2) Represents the amortization into expense of prior service cost relating to the Bank’s defined benefit pension plan. This item is included in net periodic pension cost (see Note 6) and in the consolidated statements of income in the line item, “Employee benefits.” The related income tax expense is included in the consolidated statements of income in the line item, “Income tax expense.”

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/14	Change	6/30/15
	(in thousands)
Unrealized holding gains on available-for-sale securities	$13,460	$(4,036)	$9,424
Unrealized actuarial losses and prior service costs on pension plan	(2,675)	37	(2,638)
Accumulated other comprehensive income, net of tax	$10,785	$(3,999)	$6,786

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$17,829	$672	$-	$18,501
Pass-through mortgage securities	817	107	-	924
Collateralized mortgage obligations	1,006	77	-	1,083
	$19,652	$856	$-	$20,508
Available-for-Sale Securities:
State and municipals	$405,553	$14,111	$(1,662)	$418,002
Pass-through mortgage securities	122,194	1,035	(1,296)	121,933
Collateralized mortgage obligations	161,661	4,029	(415)	165,275
	$689,408	$19,175	$(3,373)	$705,210

	December 31, 2014
Held-to-Maturity Securities:
State and municipals	$19,836	$843	$-	$20,679
Pass-through mortgage securities	856	110	-	966
Collateralized mortgage obligations	1,141	84	-	1,225
	$21,833	$1,037	$-	$22,870
Available-for-Sale Securities:
State and municipals	$393,637	$18,612	$(452)	$411,797
Pass-through mortgage securities	130,966	1,421	(1,206)	131,181
Collateralized mortgage obligations	226,879	4,847	(559)	231,167
	$751,482	$24,880	$(2,217)	$774,145

At June 30, 2015 and December 31, 2014, investment securities with a carrying value of $401,262,000 and $369,951,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2015 and December 31, 2014.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2015
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$81,577	$(1,500)	$5,218	$(162)	$86,795	$(1,662)
Pass-through mortgage securities	69,687	(756)	30,358	(540)	100,045	(1,296)
Collateralized mortgage obligations	23,196	(94)	13,487	(321)	36,683	(415)
Total temporarily impaired	$174,460	$(2,350)	$49,063	$(1,023)	$223,523	$(3,373)

	December 31, 2014
State and municipals	$19,386	$(145)	$21,198	$(307)	$40,584	$(452)
Pass-through mortgage securities	-	-	100,556	(1,206)	100,556	(1,206)
Collateralized mortgage obligations	15,420	(84)	17,227	(475)	32,647	(559)
Total temporarily impaired	$34,806	$(229)	$138,981	$(1,988)	$173,787	$(2,217)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Proceeds	$66,140	$3,320	$66,140	$667

Gains	$1,501	$41	$1,501	$22
Losses	(376)	(20)	(376)	(4)
Net gain	$1,125	$21	$1,125	$18

 Income tax expense related to the net realized gains was $463,000 for the six and three months ended June 30, 2015, and $9,000 and $7,000 for the six and three months ended June 30, 2014.

Sales of Held-to-Maturity Securities. During the second quarter of 2015, the Bank sold one municipal security that was classified as held-to-maturity. The sale was in response to a significant deterioration in the creditworthiness of the issuer. The security sold had a carrying value of $235,000 at the time of sale and the Bank realized a gain upon sale of $8,000.

During the second quarter of 2014, the Bank sold municipal securities of three issuers that were classified as held-to-maturity. The sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $725,000 at the time of sale and the Bank realized a gain upon sale of $31,000. In addition, during the first quarter of 2014, the Bank sold certain mortgage-backed securities that were classified as held-to-maturity. The sales occurred after the Bank collected 85% or more of the principal outstanding at acquisition of each security. The securities sold had a carrying value of $1.2 million at the time of sale and the Bank realized a gain upon sale of $66,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at June 30, 2015 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$3,831	$3,860
After 1 through 5 years	8,806	9,152
After 5 through 10 years	4,359	4,617
After 10 years	833	872
Mortgage-backed securities	1,823	2,007
	$19,652	$20,508
Available-for-Sale Securities:
Within one year	$6,592	$6,763
After 1 through 5 years	33,304	34,546
After 5 through 10 years	138,655	141,867
After 10 years	227,002	234,826
Mortgage-backed securities	283,855	287,208
	$689,408	$705,210

4 – LOANS

The following tables set forth by class of loans as of June 30, 2015 and December 31, 2014 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans. Construction and land development loans are included with commercial mortgages in the following tables and small business credit scored loans are included with commercial and industrial loans.

	June 30, 2015
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$11	$87,641	$87,652	$3	$983	$986
Commercial mortgages:
Multifamily	2,109	548,644	550,753	-	7,030	7,030
Other	-	233,967	233,967	-	2,263	2,263
Owner-occupied	612	109,877	110,489	-	1,007	1,007
Residential mortgages:
Closed end	3,748	895,364	899,112	384	11,730	12,114
Revolving home equity	560	85,453	86,013	-	1,021	1,021
Consumer and other	-	4,616	4,616	-	70	70
	$7,040	$1,965,562	$1,972,602	$387	$24,104	$24,491

	December 31, 2014
Commercial and industrial	$16	$77,124	$77,140	$-	$838	$838
Commercial mortgages:
Multifamily	303	528,790	529,093	-	7,207	7,207
Other	-	222,537	222,537	-	2,340	2,340
Owner-occupied	630	106,715	107,345	-	1,023	1,023
Residential mortgages:
Closed end	1,083	778,911	779,994	60	10,539	10,599
Revolving home equity	376	82,733	83,109	-	1,121	1,121
Consumer and other	-	5,601	5,601	-	93	93
	$2,408	$1,802,411	$1,804,819	$60	$23,161	$23,221

The following tables set forth the activity in the allowance for loan losses for the six and three months ended June 30, 2015 and 2014.

	Balance at 1/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/15
	(in thousands)
Commercial and industrial	$838	$-	$6	$142	$986
Commercial mortgages:
Multifamily	7,207	67	-	(110)	7,030
Other	2,340	-	1	(78)	2,263
Owner-occupied	1,023	-	-	(16)	1,007
Residential mortgages:
Closed end	10,599	-	9	1,506	12,114
Revolving home equity	1,121	-	-	(100)	1,021
Consumer and other	93	32	-	9	70
	$23,221	$99	$16	$1,353	$24,491

	Balance at 4/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/15
Commercial and industrial	$969	$-	$6	$11	$986
Commercial mortgages:
Multifamily	7,136	67	-	(39)	7,030
Other	2,353	-	-	(90)	2,263
Owner-occupied	932	-	-	75	1,007
Residential mortgages:
Closed end	11,076	-	8	1,030	12,114
Revolving home equity	1,048	-	-	(27)	1,021
Consumer and other	93	5	-	(18)	70
	$23,607	$72	$14	$942	$24,491

	Balance at 1/1/14	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/14
	(in thousands)
Commercial and industrial	$808	$-	$-	$(47)	$761
Commercial mortgages:
Multifamily	7,348	-	-	(428)	6,920
Other	1,501	-	-	301	1,802
Owner-occupied	1,191	400	-	357	1,148
Residential mortgages:
Closed end	8,607	121	2	692	9,180
Revolving home equity	1,240	114	-	81	1,207
Consumer and other	153	7	9	(33)	122
	$20,848	$642	$11	$923	$21,140

	Balance at 4/1/14	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/14
Commercial and industrial	$761	$-	$-	$-	$761
Commercial mortgages:
Multifamily	6,938	-	-	(18)	6,920
Other	1,492	-	-	310	1,802
Owner-occupied	1,316	400	-	232	1,148
Residential mortgages:
Closed end	8,717	-	2	461	9,180
Revolving home equity	1,203	-	-	4	1,207
Consumer and other	128	7	8	(7)	122
	$20,555	$407	$10	$982	$21,140

For individually impaired loans, the following tables set forth by class of loans at June 30, 2015 and December 31, 2014 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six and three months ended June 30, 2015 and 2014. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Six Months Ended		Three Months Ended
	June 30, 2015			June 30, 2015		June 30, 2015
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages:
Multifamily	$2,109	$2,113	$-	$2,125	$-	$2,118	$-
Owner-occupied	612	660	-	623	-	618	-
Residential mortgages:
Closed end	362	447	-	373	-	366	-
Revolving home equity	560	572	-	574	-	570	-

With an allowance recorded:
Commercial and industrial	11	11	3	13	-	12	-
Residential mortgages - closed end	3,386	3,391	384	3,448	21	3,410	13

Total:
Commercial and industrial	11	11	3	13	-	12	-
Commercial mortgages:
Multifamily	2,109	2,113	-	2,125	-	2,118	-
Owner-occupied	612	660	-	623	-	618	-
Residential mortgages:
Closed end	3,748	3,838	384	3,821	21	3,776	13
Revolving home equity	560	572	-	574	-	570	-
	$7,040	$7,194	$387	$7,156	$21	$7,094	$13

				Six Months Ended		Three Months Ended
	December 31, 2014			June 30, 2014		June 30, 2014
With no related allowance recorded:
Commercial and industrial	$16	$16	$-	$29	$1	$26	$1
Commercial mortgages:
Multifamily	303	368	-	-	-	-	-
Other	-	-	-	38	1	38	-
Owner-occupied	630	663	-	401	-	396	-
Residential mortgages:
Closed end	216	270	-	238	-	234	-
Revolving home equity	376	372	-	-	-	-	-

With an allowance recorded:
Commercial mortgages:
Multifamily	-	-	-	335	-	328	-
Owner-occupied	-	-	-	246	-	244	-
Residential mortgages - closed end	867	893	60	905	11	898	5

Total:
Commercial and industrial	16	16	-	29	1	26	1
Commercial mortgages:
Multifamily	303	368	-	335	-	328	-
Other	-	-	-	38	1	38	-
Owner-occupied	630	663	-	647	-	640	-
Residential mortgages:
Closed end	1,083	1,163	60	1,143	11	1,132	5
Revolving home equity	376	372	-	-	-	-	-
	$2,408	$2,582	$60	$2,192	$13	$2,164	$6

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	June 30, 2015
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$116	$-	$-	$-	$116	$87,536	$87,652
Commercial mortgages:
Multifamily	-	943	-	2,110	3,053	547,700	550,753
Other	-	-	-	-	-	233,967	233,967
Owner-occupied	-	-	-	612	612	109,877	110,489
Residential mortgages:
Closed end	663	-	-	361	1,024	898,088	899,112
Revolving home equity	-	-	240	320	560	85,453	86,013
Consumer and other	2	5	-	-	7	4,609	4,616
	$781	$948	$240	$3,403	$5,372	$1,967,230	$1,972,602

	December 31, 2014
Commercial and industrial	$-	$-	$-	$-	$-	$77,140	$77,140
Commercial mortgages:
Multifamily	954	-	-	303	1,257	527,836	529,093
Other	-	-	-	-	-	222,537	222,537
Owner-occupied	-	-	-	630	630	106,715	107,345
Residential mortgages:
Closed end	1,059	-	-	395	1,454	778,540	779,994
Revolving home equity	74	99	-	376	549	82,560	83,109
Consumer and other	-	-	-	-	-	5,601	5,601
	$2,087	$99	$-	$1,704	$3,890	$1,800,929	$1,804,819

Nonaccrual loans at June 30, 2015 include $272,000 of revolving home equity loans that are in the process of foreclosure. There were no loans in the process of foreclosure at December 31, 2014. The Bank does not hold any foreclosed residential real estate property at June 30, 2015 or December 31, 2014.

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

During the six months ended June 30, 2015, the Bank modified two loans to a single borrower in a troubled debt restructuring. The loans were a first lien residential mortgage with a pre and post-modification outstanding recorded investment of $2.7 million and a junior lien residential mortgage with a pre and post-modification outstanding recorded investment of $245,000. The restructuring reduced the interest rate on each loan from 5.25% to 4.00%, which is lower than the current market rate for new debt with similar risk. The restructuring resulted in a charge to the provision for loan losses of $332,000.

During the six months ended June 30, 2014, the Bank did not modify any loans in troubled debt restructurings.

At June 30, 2015 and December 31, 2014, the Bank had an allowance for loan losses of $387,000 and $60,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the six months ended June 30, 2015 that were modified during the twelve-month period prior to default. There was one troubled debt restructuring for which there was a payment default during the six months ended June 30, 2014 that was modified during the twelve-month period prior to default. The restructured loan was an owner-occupied commercial mortgage loan with an outstanding recorded investment of $243,000 at June 30, 2014 and a specifically allocated allowance for loan losses of $41,000. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	June 30, 2015
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$86,892	$749	$-	$11	$-	$87,652
Commercial mortgages:
Multifamily	542,792	4,909	943	2,109	-	550,753
Other	231,452	900	-	1,615	-	233,967
Owner-occupied	105,934	3,942	-	613	-	110,489
	$967,070	$10,500	$943	$4,348	$-	$982,861

	December 31, 2014
Commercial and industrial	$76,884	$65	$-	$191	$-	$77,140
Commercial mortgages:
Multifamily	519,274	7,610	1,906	303	-	529,093
Other	219,997	900	-	1,640	-	222,537
Owner-occupied	106,443	-	-	902	-	107,345
	$922,598	$8,575	$1,906	$3,036	$-	$936,115

The following tables present the recorded investment in residential mortgages, home equity lines, and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	June 30, 2015
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$894,321	$1,044	$-	$3,747	$-	$899,112
Revolving home equity	85,354	99	-	560	-	86,013
Consumer and other	4,417	-	-	-	-	4,417
	$984,092	$1,143	$-	$4,307	$-	$989,542

	December 31, 2014
Residential mortgages:
Closed end	$777,846	$1,066	$-	$1,082	$-	$779,994
Revolving home equity	82,730	99	-	280	-	83,109
Consumer and other	5,122	-	-	-	-	5,122
	$865,698	$1,165	$-	$1,362	$-	$868,225

Deposit account overdrafts were $199,000 and $479,000 at June 30, 2015 and December 31, 2014, respectively. Overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the tables above.

5 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or any combination thereof, any of which may be subject to performance-based vesting conditions. The exercise price of ISOs and NQSOs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option is granted. 1,500,000 shares of the Corporation’s common stock are reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 1,500,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 525,000 shares may be issued as restricted stock awards or RSUs. At June 30, 2015, 1,422,519 shares of common stock remain available for issuance of awards under the 2014 Plan of which 440,554 shares remain available for issuance as restricted stock awards or RSUs. The 2014 Plan is administered by the Compensation Committee of the Board of Directors.

2006 Plan. The 2006 Plan was approved by the stockholders of the Corporation on April 18, 2006. The 2006 Plan permitted the granting of stock options, SARs, restricted stock awards and RSUs to employees and non-employee directors. Under the terms of the 2006 Plan, stock options and SARs could not have an exercise price that was less than 100% of the fair market value of one share of the underlying common stock on the date of grant. The Board of Directors used a five year vesting period and a ten year term for stock options granted under the 2006 Plan.

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

In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur. The Corporation recorded compensation expense for share-based payments of $746,000 and $613,000 and recognized related income tax benefits of $292,000 and $249,000 in the first six months of 2015 and 2014, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of June 30, 2015, and changes during the six-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2015	278,925	$15.74
Granted	500	25.59
Exercised	(20,000)	15.13
Forfeited or expired	-	-
Outstanding at June 30, 2015	259,425	$15.81	3.56	$3,090
Exercisable at June 30, 2015	245,426	$15.59	3.44	$2,976

All options outstanding at June 30, 2015 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first six months of 2015 and 2014 was $226,000 and $328,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of June 30, 2015 and changes during the six-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2015	127,181	$20.56
Granted	71,585	21.22
Converted	(41,138)	17.21
Forfeited	(1,370)	22.61
Outstanding at June 30, 2015	156,258	$21.73	1.66	$4,331
Vested and Convertible at June 30, 2015	-	$-	-	$-

The number of RSUs in the table represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted. All of the RSUs outstanding at June 30, 2015 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first six months of 2015 and 2014 was $965,000 and $348,000, respectively.

Unrecognized Compensation Cost. As of June 30, 2015, there was $1,786,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $46,000 for options and $1,740,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 2.0 years, which is based on weighted-average periods of .9 years and 2.1 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from option exercises for the six months ended June 30, 2015 and 2014 was $303,000 and $447,000, respectively. The actual tax benefits realized for the tax deductions from option exercises for the six months ended June 30, 2015 and 2014 were $76,000 and $116,000, respectively.

Other. No cash was used to settle stock options during the first six months of 2015 or 2014. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Service cost including expected expenses and net of expected plan participant contributions	$595	$558	$298	$279
Interest cost	704	704	352	352
Expected return on plan assets	(1,544)	(1,504)	(773)	(752)
Amortization of prior service cost	-	7	-	3
Amortization of net actuarial loss	-	-	-	-
Net pension credit	$(245)	$(235)	$(123)	$(118)

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2015 or 2014.

The fair values of the Corporation’s investment securities designated as available-for-sale at June 30, 2015 and December 31, 2014 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015:	(in thousands)
Available-for-Sale Securities:
State and municipals	$418,002	$-	$418,002	$-
Pass-through mortgage securities	121,933	-	121,933	-
Collateralized mortgage obligations	165,275	-	165,275	-
	$705,210	$-	$705,210	$-

December 31, 2014:
Available-for-Sale Securities:
State and municipals	$411,797	$-	$411,797	$-
Pass-through mortgage securities	131,181	-	131,181	-
Collateralized mortgage obligations	231,167	-	231,167	-
	$774,145	$-	$774,145	$-

Assets measured at fair value on a nonrecurring basis at December 31, 2014, are set forth in the table that follows. There were no such assets at June 30, 2015. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
December 31, 2014:
Impaired loans:
Residential mortgages - closed end	$173	$-	$-	$173

The impaired loan set forth in the preceding table had a principal balance of $179,000 and valuation allowance of $6,000 at December 31, 2014. During the six and three month periods ended June 30, 2015, the Corporation recorded credit provisions for loan losses of $6,000 and $0, respectively, for impaired loans measured at fair value. During the six and three month periods ended June 30, 2014, the Corporation recorded credit provisions for loan losses of $38,000 and $10,000, respectively, for impaired loans measured at fair value.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at June 30, 2015 and December 31, 2014.

	Level of	June 30, 2015		December 31, 2014
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$46,587	$46,587	$32,944	$32,944
Held-to-maturity securities	Level 2	16,775	17,631	21,119	22,156
Held-to-maturity securities	Level 3	2,877	2,877	714	714
Loans	Level 3	1,948,111	1,931,790	1,781,425	1,765,202
Restricted stock	Level 1	18,778	18,778	23,304	23,304
Accrued interest receivable:
Investment securities	Level 2	4,403	4,403	4,689	4,689
Loans	Level 3	4,896	4,896	4,355	4,355

Financial Liabilities:
Checking deposits	Level 1	713,861	713,861	655,753	655,753
Savings, NOW and money market deposits	Level 1	1,174,080	1,174,080	1,000,325	1,000,325
Time deposits	Level 2	320,724	324,924	328,947	333,992
Short-term borrowings	Level 1	36,458	36,458	136,486	136,486
Long-term debt	Level 2	326,112	325,139	345,000	348,519
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	29	29	27	27
Time deposits	Level 2	5,065	5,065	5,077	5,077
Short-term borrowings	Level 1	-	-	1	1
Long-term debt	Level 2	594	594	667	667

The following methods and assumptions are used by the Corporation in measuring the fair value of financial instruments disclosed in the preceding table.

Cash and cash equivalents. The recorded book value of cash and cash equivalents is their fair value.

Investment securities. Fair values are generally based on quoted prices for similar assets in active markets or derived principally from observable market data.

Loans. The total loan portfolio is divided into three segments: (1) residential mortgages; (2) commercial mortgages and commercial loans; and (3) consumer loans. Each segment is further divided into pools of loans with similar financial characteristics (i.e. product type, fixed versus variable rate, time to rate reset, length of term, conforming versus nonconforming). Cash flows for each pool, including estimated prepayments if applicable, are discounted utilizing market or internal benchmarks which management believes are reflective of current market rates for similar loan products. The discounted value of the cash flows is reduced by the related allowance for loan losses to arrive at an estimate of fair value.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 are intended to improve financial reporting by providing a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance. The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities such as the Corporation, ASU 2014-09, as proposed to be amended, would be effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption would be permitted beginning after December 15, 2016. Management is currently evaluating the impact that the amendments in ASU 2014-09 could have on the Corporation’s financial position, results of operations and disclosures, but does not currently believe that such impact will be material.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” Although, the Bank’s primary service area is Nassau and Suffolk Counties, Long Island, it does have two commercial banking branches in Manhattan and is in the process of opening two branches in Queens.

Overview

Net income and earnings per share for the first six months of 2015 were $12.8 million and $.90, respectively, representing increases over the same period last year of 11.0% and 8.4%, respectively. Changes in New York City income tax law enacted April 1, 2015 reduced net income and EPS for the current six month period by $440,000 and $.03, respectively. Dividends per share were $.38 for the first half of 2015, or 9.6% more than the split-adjusted dividend of $.3466 per share declared in the same period last year. Returns on average assets (ROA) and average equity (ROE) for the first half of 2015 were .92% and 10.83%, respectively, versus .95% and 10.65%, respectively, for the first half of 2014. Book value per share increased from $16.80 at year-end 2014 to $17.08 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remain excellent and the mortgage pipeline at quarter-end was strong at approximately $200 million.

Analysis of Earnings – Six Months Ended June 30, 2015. Net income increased $1.3 million when comparing the first six months of 2015 to the same period last year. The increase is attributable to increases in net interest income of $3.9 million, or 11.9%, and noninterest income, before securities gains, of $380,000, or 10.8%. The positive impact of these items on earnings was partially offset by an increase in noninterest expense, before debt extinguishment costs, of $1.8 million, or 9.0%, and increases in the provision for loan losses of $430,000 and income tax expense of $658,000. During the second quarter of 2015, the Bank completed a deleveraging transaction that resulted in a net loss of $89,000 and recorded a net charge to income tax expense of $440,000 relating to changes in New York City income tax law enacted April 1, 2015.

The increase in net interest income was driven by growth in average interest-earning assets of $353.0 million, or 15.0%, partially offset by an 11 basis point decline in net interest margin. The growth in average interest-earning assets is primarily comprised of growth in the average balances of loans and nontaxable securities, partially offset by a decrease in the average balance of taxable securities. The shift from taxable securities to better yielding loans and nontaxable securities partially mitigated the negative impact on net interest income of a low interest rate environment. The 11 basis point decline in net interest margin from 3.04% for the first six months of 2014 to 2.93% for the current six month period occurred as cash flows were deployed in a low interest rate environment. Net interest margin also came down as loan coupons reset to lower levels and prepayments on loans and securities sometimes resulted in the immediate writeoff of deferred costs on loans and the faster amortization of purchase premiums on securities.

The $380,000 increase in noninterest income before securities gains is primarily attributable to real estate and sales tax refunds received in the first half of 2015, an increase in cash value accretion on bank-owned life insurance and a loss during the first six months of 2014 on loans held-for-sale. The positive impact of these items was partially offset by a decrease in service charges on deposit accounts.

The $1.8 million increase in noninterest expense before debt extinguishment costs is comprised of increases in salaries, employee benefits expense and occupancy and equipment expense. The impact of these items was partially offset by an expense credit resulting from reducing an accrual for litigation.

The $658,000 increase in income tax expense was primarily attributable to the $440,000 charge during the second quarter of 2015 relating to changes in New York City income tax law enacted April 1, 2015 and effective January 1, 2015. Approximately $400,000 of the second quarter charge is a one-time charge attributable to establishing a deferred tax liability as of the effective date of the legislation, and the balance of the charge represents the Corporation’s net New York City income tax for the six months ended June 30, 2015. Under the new law, receipts from loans secured by property in New York City and from borrowers domiciled in New York City, rather than physical presence in New York City, largely determine the Corporation’s New York City income tax. Also contributing to the increase in income tax expense was higher pretax earnings in the current six month period as compared to the same period last year, partially offset by a reduction in the Bank’s New York State income tax burden due to changes in New York State income tax law that became effective January 1, 2015.

Asset Quality. The Bank’s allowance for loan losses to total loans (reserve coverage ratio) decreased by 5 basis points from 1.29% at year-end 2014 to 1.24% at June 30, 2015. The decrease in the reserve coverage ratio is primarily due to a continued improvement in economic conditions, partially offset by an increase in specific reserves on loans individually deemed to be impaired.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $3.4 million, or .17% of total loans outstanding, at June 30, 2015, compared to $1.7 million, or .09%, at December 31, 2014. The increase in nonaccrual loans is primarily attributable to two loans transferred to nonaccrual status, partially offset by a loan sale and paydowns. Troubled debt restructurings increased during the first six months of 2015 to $4.6 million as of June 30, 2015. Of this amount, $3.4 million are performing in accordance with their modified terms, $240,000 are past due 90 days or more and still accruing and $939,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $1.7 million, or .09% of total loans outstanding, at June 30, 2015, compared to $2.2 million, or .12%, at December 31, 2014. Management does not believe that the increase in nonaccrual loans and troubled debt restructurings is indicative of deterioration in the overall credit quality of the Bank’s loan portfolio.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 79% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives. Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system. Additionally, with respect to loan growth, the Bank will continue to develop and diversify its existing broker and correspondent relationships. All loans originated through such relationships are underwritten by Bank personnel. The Bank currently has 41 branches, anticipates opening up to four new branches over the next twelve to fifteen months and on an ongoing basis continues to evaluate sites for further branch expansion.

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

	Six Months Ended June 30,
	2015			2014
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$20,662	$25	.24%	$16,240	$20	.25%
Investment securities:
Taxable	372,462	4,217	2.26	440,816	4,789	2.17
Nontaxable (1)	435,445	10,291	4.73	402,429	10,014	4.98
Loans (1)	1,884,834	33,698	3.58	1,500,896	28,300	3.77
Total interest-earning assets	2,713,403	48,231	3.56	2,360,381	43,123	3.66
Allowance for loan losses	(23,704)			(21,048)
Net interest-earning assets	2,689,699			2,339,333
Cash and due from banks	28,404			26,563
Premises and equipment, net	28,839			25,496
Other assets	59,065			43,347
	$2,806,007			$2,434,739

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$1,097,823	1,150	.21	$941,073	958	.21
Time deposits	323,352	3,070	1.91	297,965	2,932	1.98
Total interest-bearing deposits	1,421,175	4,220	.60	1,239,038	3,890	.63
Short-term borrowings	61,307	94	.31	46,463	74	.32
Long-term debt	380,832	4,111	2.18	293,757	3,303	2.27
Total interest-bearing liabilities	1,863,314	8,425	.91	1,579,258	7,267	.93
Checking deposits	683,160			619,340
Other liabilities	22,020			18,307
	2,568,494			2,216,905
Stockholders' equity	237,513			217,834
	$2,806,007			$2,434,739

Net interest income (1)		$39,806			$35,856
Net interest spread (1)			2.65%			2.73%
Net interest margin (1)			2.93%			3.04%

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

	Six Months Ended June 30,
	2015 Versus 2014
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$5	$-	$-	$5
Investment securities:
Taxable	(743)	202	(31)	(572)
Nontaxable	822	(503)	(42)	277
Loans	7,239	(1,466)	(375)	5,398
Total interest income	7,323	(1,767)	(448)	5,108

Interest Expense:
Savings, NOW & money market deposits	160	28	4	192
Time deposits	250	(103)	(9)	138
Short-term borrowings	24	(3)	(1)	20
Long-term debt	979	(132)	(39)	808
Total interest expense	1,413	(210)	(45)	1,158
Increase (decrease) in net interest income	$5,910	$(1,557)	$(403)	$3,950

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first six months of 2015 was $39.8 million, an increase of $4.0 million, or 11.0%, over $35.9 million for the first half of 2014. The increase resulted from an increase in average interest-earning assets of $353.0 million, or 15.0%, partially offset by an 11 basis point decline in net interest margin from 3.04% to 2.93%.

The increase in average interest-earning assets is primarily comprised of growth in the average balances of loans of $383.9 million, or 25.6%, and nontaxable securities of $33.0 million, or 8.2%, partially offset by a decrease in the average balance of taxable securities of $68.4 million, or 15.5%. Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well. The increase in the commercial and industrial loans includes growth in the Banks’s small business credit scored loan products. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, broker and correspondent relationships for both residential and commercial mortgages and the introduction of new loan products.

Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $63.8 million, or 10.3%, interest-bearing deposits of $182.1 million, or 14.7%, long-term debt of $87.1 million, or 29.6%, and short-term borrowings of $14.8 million, or 31.9%. The increase in long-term debt together with an increase in the average balance of time deposits of $25.4 million, or 8.5%, resulted from management’s desire to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation and growing recognition in its marketplace have contributed to both loan and deposit growth.

Although intermediate and long-term interest rates increased during the second quarter, they remain low and volatile. In a low interest rate environment: (1) loans are sometimes originated and investments are sometimes made at yields lower than existing portfolio yields; (2) some loans prepay in full resulting in the immediate writeoff of deferred costs while the rates on other loans are modified downward; (3) prepayment speeds on mortgage securities are elevated resulting in the faster amortization of purchase premiums; (4) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital declines; and (5) the Bank’s continuing ability to reduce deposit rates diminishes. These factors are primarily responsible for an 11 basis point decline in net interest margin and an 8 basis point decline in net interest spread when comparing the current six month period to the same period last year. These factors also explain why strong growth in the average balance of loans of 25.6% was accompanied by lesser growth of 11.9% in net interest income.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities gains increased $380,000, or 10.8%, when comparing the first six months of 2015 to the same period last year. The increase is primarily attributable to real estate and sales tax refunds in the first six months of 2015 of $204,000 and $91,000, respectively, a $187,000 increase in cash value accretion on bank-owned life insurance and a $60,000 loss during the first six months of 2014 on loans held-for-sale. The impact of these items was partially offset by a decrease in service charges on deposit accounts of $263,000 resulting largely from a decrease in deposit account overdraft activity. Cash value accretion increased due to a purchase of bank-owned life insurance with an initial cash value of $16.9 million during the fourth quarter of 2014. Also contributing to the increase in noninterest income was the successful deployment by management in recent years of a variety of noninterest income initiatives which resulted in growth in charge card fees, income from the sale of mutual funds and annuities, wire transfer service charges, debit card interchange fees and ATM fees.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense before debt extinguishment costs increased $1.8 million, or 9.0%, when comparing the first six months of 2015 to the same period last year. The increase is primarily attributable to increases in salaries of $1.1 million, or 12.8%, employee benefits expense of $388,000, or 16.5%, and occupancy and equipment expense of $243,000, or 5.6%. The impact of these items was partially offset by a $100,000 expense credit resulting from reducing an accrual for litigation. The increase in salaries is primarily due to branch openings, additions to staff in the back office, normal annual salary adjustments and higher stock-based compensation expense. The increase in employee benefits expense is largely due to additions to staff and resulting increases in payroll tax expense and the cost of group health insurance coverage. The increase in occupancy and equipment expense is largely due to branch openings, increases in general maintenance and repairs expense and the cost of servicing equipment.

Deleveraging Transaction

The primary purpose of the deleveraging transaction was to reduce the size of the Corporation’s balance sheet and thereby provide capital to accommodate future growth. The transaction involved the sale of $61.8 million of available-for-sale securities at a gain of $995,000 and utilization of the resulting proceeds to prepay $63.5 million of long-term debt at a cost of $1,084,000. The transaction resulted in a net loss of $89,000 during the second quarter of 2015. Although the transaction had minimal positive impact on the Corporation’s Tier 1 leverage capital ratio at June 30, 2015 because it was executed late in the second quarter, it is expected to positively impact the ratio by approximately 20 basis points in the upcoming quarter. Since the yield on the securities sold was approximately equal to the cost of the prepaid debt, the transaction is expected to have negligible impact on net interest income on a going forward basis and will serve to improve net interest margin. Additionally, since the estimated duration of the assets sold was longer than the duration of the prepaid debt, the transaction also reduces interest rate risk.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 24.0% for the first six months of 2015 compared to 22.7% for the same period last year. The main contributor to the increase in the effective tax rate was the changes in New York City income tax law enacted April 1, 2015 and effective January 1, 2015, partially offset by a reduction in the Bank’s New York State income tax burden due to changes in New York State income tax law that became effective January 1, 2015.

Results of Operations – Second Quarter 2015 Versus Second Quarter 2014

Net income for the second quarter of 2015 was $6.3 million, an increase of $732,000, or 13.2%, over the comparable period last year. The increase is primarily attributable to an increase in net interest income of $2.1 million, or 13.1%, partially offset by increases in salaries of $517,000, employee benefits expense of $238,000 and income tax expense of $793,000. The increases in net interest income, salaries, employee benefits expense and income tax expense occurred for substantially the same reasons discussed above with respect to the six month periods.

Results of Operations – Second Quarter Versus First Quarter 2015

Net income for the second quarter of 2015 decreased $209,000 from $6.5 million earned in the first quarter. The decrease is primarily attributable to increases in income tax expense of $598,000 and the provision for loan losses of $531,000, partially offset by an increase in net interest income of $688,000. Excluding debt extinguishment costs and securities gains of $1.1 million each, noninterest expense decreased $189,000 in the second quarter as compared to the first quarter and noninterest income remained essentially unchanged.

The increase in income tax expense is primarily attributable to the aforementioned charge of $440,000 relating to changes in New York City income tax law. The increase in the provision for loan losses is primarily attributable to more loan growth in the second quarter as compared to the first quarter and the establishment of a specific reserve on one loan individually deemed to be impaired. The increase in net interest income occurred for substantially the same reasons discussed above with respect to the six month periods. The $189,000 decrease in noninterest expense, excluding debt extinguishment costs, is primarily attributable to a decline in general maintenance and repairs expense.

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

	June 30,	December 31,
	2015	2014
	(dollars on thousands)
Nonaccrual loans:
Troubled debt restructurings	$939	$1,280
Other	2,464	424
Total nonaccrual loans	3,403	1,704
Troubled debt restructurings past due 90 days or more and still accruing	240	-
Other real estate owned	-	-
Total nonperforming assets	3,643	1,704
Troubled debt restructurings - performing	3,386	704
Total risk elements	$7,029	$2,408

Nonaccrual loans as a percentage of total loans	.17%	.09%
Nonperforming assets as a percentage of total loans and other real estate owned	.18%	.09%
Risk elements as a percentage of total loans and other real estate owned	.36%	.13%

There were no performing troubled debt restructurings that were past due 30 through 89 days and still accruing at June 30, 2015 or December 31, 2014. The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses increased $1.3 million during the first six months of 2015, amounting to $24.5 million, or 1.24% of total loans, at June 30, 2015, compared to $23.2 million, or 1.29% of total loans, at December 31, 2014. During the first six months of 2015, the Bank had loan chargeoffs and recoveries of $99,000 and $16,000, respectively, and recorded a provision for loan losses of $1.4 million. The $1.4 million provision for loan losses in the first six months of 2015 is primarily attributable to loan growth and the establishment of a $332,000 specific reserve on one loan deemed to be impaired, partially offset by a continued improvement in economic conditions. During the first six months of 2014, the Bank had loan chargeoffs and recoveries of $642,000 and $11,000, respectively, and recorded a provision for loan losses of $923,000. Chargeoffs for the first half of 2014 include $635,000 on loans transferred to held-for-sale during the period. The $923,000 provision for loan losses in the first half of 2014 was primarily attributable to loan growth and net chargeoffs, partially offset by improved economic conditions and a decrease in problem loan levels.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at June 30, 2015. Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time as characterized by the underutilization of labor resources, suppressed commercial and residential real estate values and, in certain micro markets, elevated commercial real estate vacancies. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first six months of 2015, the Corporation’s cash and cash equivalent position increased by $13.6 million, from $32.9 million at December 31, 2014 to $46.6 million at June 30, 2015. The increase occurred primarily because cash provided by deposit growth, sales and maturities of securities, paydowns of loans, new long-term borrowings and operations exceeded cash used to repay borrowings, originate loans and purchase securities.

Securities decreased $71.1 million during the first six months of 2015, from $796.0 million at year-end 2014 to $724.9 million at June 30, 2015. The decrease includes the sale of $61.8 million of available-for-sale securities as part of the deleveraging transaction completed during the second quarter of 2015.

During the first six months of 2015, total deposits grew $223.6 million, or 11.3%, to $2.2 billion at June 30, 2015. The increase was primarily attributable to growth in savings, NOW and money market deposits of $173.8 million, or 17.4%, and an increase in noninterest-bearing checking balances of $58.1 million, or 8.9%.

Borrowings include short-term and long-term FHLB borrowings and liabilities under repurchase agreements. Total borrowings decreased $118.9 million, or 24.7%, during the first six months of 2015. The decrease is attributable to reductions in short-term borrowings of $100.0 million and long-term debt of $18.9 million. The decrease in long-term debt is due to the repayment of $63.5 million of debt as part of the deleveraging transaction and the maturity of $10 million of liabilities under repurchase agreements, partially offset by new long-term FHLB borrowings of $54.6 million. Long-term debt totaled $326.1 million at June 30, 2015, representing 89.9% of total borrowings at quarter-end. The Bank’s long-term fixed rate borrowing position is intended to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At June 30, 2015, the Bank had approximately $304 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties. In addition, the Bank can purchase overnight federal funds under its existing lines. However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.4 billion at June 30, 2015.

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

Capital

Stockholders’ equity totaled $239.1 million at June 30, 2015, an increase of $5.8 million from $233.3 million at December 31, 2014. The increase resulted primarily from net income of $12.8 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $1.9 million, partially offset by cash dividends declared of $5.3 million and a decrease in the after-tax amount of unrealized gains on available-for-sale securities of $4.0 million.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. The Basel III regulatory capital ratios of the Corporation and the Bank as of June 30, 2015 are as follows:

	Corporation	Bank

Tier 1 leverage	8.21%	8.21%
Common Equity Tier 1 risk-based	13.69%	13.70%
Tier 1 risk-based	13.69%	13.70%
Total risk-based	14.95%	14.95%

These ratios exceed the requirements for a well-capitalized bank and, based on management’s belief, are adequate in the current regulatory and economic environment. The strength of the Corporation’s balance sheet from both a capital and asset quality perspective positions the Corporation for continued growth in a measured and disciplined fashion.

On January 1, 2015, the Corporation and the Bank implemented the Basel III regulatory capital standards issued by the Federal Reserve Board and the OCC. Implementation of Basel III did not have a material impact on the Corporation’s or the Bank’s regulatory capital position, lines of business or profitability.

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

4) The methodology for determining income apportionment, or the degree to which a bank’s income is allocated to and taxed by New York State, is changing from a three-factor formula based on receipts, payroll and deposits to apportionment based solely on receipts. In addition, favorable apportionment treatment is provided for interest income from federal, state and municipal debt; asset backed securities; certain corporate bonds; and federal funds.

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

9) All of the Corporation’s entities need to be included in a combined New York State return.

For 2015, management has decided to use the new alternative subtraction modification for REITs.

New York City Tax Reform

On April 1, 2015, legislation was enacted that reforms New York City income tax law effective January 1, 2015. Some of the more significant changes included in the legislation are as follows:

1) A new corporate tax contained in subchapter 3-A of chapter 6 of title 11 of New York City’s administrative code replaces the existing general corporate tax and the bank franchise tax. This new corporate tax applies to all corporations other than insurance corporations, publicly supervised utilities and corporations and banks taxed under subchapter S of the Internal Revenue Code. Subchapter 3-A includes, with certain modifications, the statutory amendments recently made to New York State income tax law which also became effective January 1, 2015.

2) Combined reporting is required for corporations that conduct a unitary business and meet a more than 50% stock ownership test. Among other things, the combined group must include all domestic corporations and captive REITs.

3) Subchapter 3-A includes three bases of tax. The business income base, which replaces the entire net income tax base, is the primary tax base. The business capital and fixed dollar minimum tax bases are alternative minimum tax bases.

4) The rate of tax on business income varies by type of business and is 8.85% for the Corporation. The rate of tax on business capital is .15%, with a $10,000 reduction applying to all capital tax calculations, and the maximum has been raised from $1 million to $10 million. The fixed dollar minimum tax ranges from $25 to $200,000 based on New York City sourced receipts.

5) Three factor apportionment of income and capital is being phased out in favor of single factor apportionment based solely on receipts. Single factor apportionment will be fully effective for tax years beginning on or after January 1, 2018.

6) Customer-based sourcing rules apply for purposes of apportioning receipts. Receipts from mortgage loans secured by properties in New York City and from other loans whose borrowers are domiciled in New York City are apportioned to New York City.

7) Net operating losses incurred in tax years beginning on or after January 1, 2015 can be carried back for three years, provided that no such net operating loss can be carried back to a tax year before 2015. In addition, net operating losses can be carried forward for as many as twenty years.

8) Four new modifications to the calculation of business income are created. The Corporation plans to take advantage of the second modification.

a) The first modification is available to small thrifts and qualified community banks for holding a significant amount of New York City small business loans and New York City residential mortgages. Eligible taxpayers must choose between this modification and the third modification discussed below.

b) The second modification is available to small thrifts and qualified community banks that maintained a REIT on April 1, 2014. Taxpayers that use this modification are precluded from using the first or third modification.

c) The third modification is available to thrifts and qualified community banks holding a qualified residential loan portfolio. Eligible taxpayers must choose between this modification and the first modification.

d) The fourth modification is available for taxpayers and combined groups that have less than $150 billion of assets and make or purchase loans secured by residential real property in New York City used for affordable housing or located in a low income community. Taxpayers may not include loans in this modification that are incorporated into the first modification and may not include income in this modification that is included in the second modification.

The Corporation estimates that as a result of New York City tax reform, its net New York City income tax will increase by approximately $80,000 for 2015. This is in addition to a one-time charge in the second quarter of 2015 of approximately $400,000 resulting from the establishment of a New York City deferred income tax liability as of the effective date of the legislation.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at June 30, 2015 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2016 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 5.5 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending June 30, 2016 and calculations of EVE at June 30, 2015 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income
	at June 30, 2015		for Year Ending 6/30/16
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$213,546	-25.2%	$75,412	-9.8%
+ 200 basis point rate shock	255,870	-10.4%	83,375	-0.2%
+ 100 basis point rate shock	281,925	-1.2%	85,667	2.5%
Base case (no rate change)	285,440	-	83,583	-
- 100 basis point rate shock	262,612	-8.0%	80,590	-3.6%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending June 30, 2016. Conversely, an immediate increase in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period. The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further. Unlike the shock up 100 basis point scenario, in the shock up 200 or 300 basis point scenarios it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 10, 2015	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President, Chief
Accounting Officer and Controller
(principal accounting officer)