Form 10-Q
period 2015-09-30
FIRST OF LONG ISLAND CORP
filed 2015-11-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)
New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 30, 2015
Common stock, $.10 par value per share	14,104,204

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2015	2014

Assets:
Cash and cash equivalents	$33,364	$32,944

Investment securities:
Held-to-maturity, at amortized cost (fair value of $19,470 and $22,870)	18,688	21,833
Available-for-sale, at fair value	752,036	774,145
	770,724	795,978

Loans:
Commercial and industrial	85,340	77,140
Secured by real estate:
Commercial mortgages	954,371	858,975
Residential mortgages	972,523	779,994
Home equity lines	84,806	83,109
Consumer and other	5,849	5,601
	2,102,889	1,804,819
Allowance for loan losses	(25,520)	(23,221)
	2,077,369	1,781,598

Restricted stock, at cost	21,174	23,304
Bank premises and equipment, net	29,435	27,854
Bank-owned life insurance	32,233	31,568
Pension plan assets, net	16,787	16,421
Other assets	12,084	11,827
	$2,993,170	$2,721,494
Liabilities:
Deposits:
Checking	$766,427	$655,753
Savings, NOW and money market	1,215,675	1,000,325
Time, $100,000 and over	206,644	208,745
Time, other	115,826	120,202
	2,304,572	1,985,025

Short-term borrowings	63,100	136,486
Long-term debt	356,862	345,000
Accrued expenses and other liabilities	14,026	13,247
Deferred income taxes payable	7,330	8,433
	2,745,890	2,488,191

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares
Issued and outstanding, 14,043,183 and 13,887,134 shares	1,404	1,389
Surplus	54,792	51,009
Retained earnings	181,273	170,120
	237,469	222,518
Accumulated other comprehensive income, net of tax	9,811	10,785
	247,280	233,303
	$2,993,170	$2,721,494

See notes to unaudited consolidated financial statements

 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014

Interest and dividend income:
Loans	$51,328	$43,621	$17,637	$15,329
Investment securities:
Taxable	6,116	7,145	1,874	2,336
Nontaxable	10,184	10,003	3,392	3,394
	67,628	60,769	22,903	21,059
Interest expense:
Savings, NOW and money market deposits	1,840	1,432	690	474
Time deposits	4,565	4,539	1,495	1,607
Short-term borrowings	113	124	19	50
Long-term debt	5,877	4,989	1,766	1,686
	12,395	11,084	3,970	3,817
Net interest income	55,233	49,685	18,933	17,242
Provision for loan losses	2,402	2,144	1,049	1,221
Net interest income after provision for loan losses	52,831	47,541	17,884	16,021

Noninterest income:
Investment Management Division income	1,548	1,557	509	536
Service charges on deposit accounts	1,981	2,303	656	715
Net gains on sales of securities	1,133	141	-	23
Other	2,196	1,671	654	754
	6,858	5,672	1,819	2,028
Noninterest expense:
Salaries	15,134	13,482	5,114	4,601
Employee benefits	4,347	3,554	1,608	1,203
Occupancy and equipment	6,639	6,447	2,070	2,121
Debt extinguishment	1,084	-	-	-
Other	7,367	6,949	2,590	2,222
	34,571	30,432	11,382	10,147

Income before income taxes	25,118	22,781	8,321	7,902
Income tax expense	5,846	5,226	1,810	1,848
Net income	$19,272	$17,555	$6,511	$6,054

Weighted average:
Common shares	13,982,485	13,787,990	14,029,990	13,821,270
Dilutive stock options and restricted stock units	157,488	144,643	165,687	144,281
	14,139,973	13,932,633	14,195,677	13,965,551
Earnings per share:
Basic	$1.38	$1.27	$.46	$.44
Diluted	$1.36	$1.26	$.46	$.43

Cash dividends declared per share	$.58	$.53	$.20	$.19

See notes to unaudited consolidated financial statements

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014

Net income	$19,272	$17,555	$6,511	$6,054

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	(1,717)	17,859	5,144	98
Change in funded status of pension plan	-	11	-	4
Other comprehensive income (loss) before income taxes	(1,717)	17,870	5,144	102
Income tax expense (benefit)	(743)	7,282	2,119	42
Other comprehensive income (loss)	(974)	10,588	3,025	60
Comprehensive income	$18,298	$28,143	$9,536	$6,114

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2015
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2015	13,887,134	$1,389	$51,009	$170,120	$10,785	$233,303
Net income				19,272		19,272
Other comprehensive loss					(974)	(974)
Repurchase of common stock	(12,227)	(1)	(286)			(287)
Common stock issued under stock compensation plans, including tax benefit	76,183	7	741			748
Common stock issued under dividend reinvestment and stock purchase plan	92,093	9	2,275			2,284
Stock-based compensation			1,053			1,053
Cash dividends declared				(8,119)		(8,119)
Balance, September 30, 2015	14,043,183	$1,404	$54,792	$181,273	$9,811	$247,280

	Nine Months Ended September 30, 2014
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2014	9,141,767	$914	$46,873	$157,107	$1,662	$206,556
Net income				17,555		17,555
Other comprehensive income					10,588	10,588
Repurchase of common stock	(2,902)	-	(121)			(121)
Common stock issued under stock compensation plans, including tax benefit	41,780	4	870			874
Common stock issued under dividend reinvestment and stock purchase plan	43,889	4	1,679			1,683
3-for-2 stock split	4,612,267	462		(462)		-
Stock-based compensation			893			893
Cash dividends declared				(7,360)		(7,360)
Balance, September 30, 2014	13,836,801	$1,384	$50,194	$166,840	$12,250	$230,668

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014

Cash Flows From Operating Activities:
Net income	$19,272	$17,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,402	2,144
Provision (credit) for off-balance-sheet credit losses	20	(15)
Deferred income tax credit	(359)	(164)
Depreciation and amortization	2,254	2,124
Premium amortization on investment securities, net	3,651	4,994
Net gains on sales of securities	(1,133)	(141)
Net gains on loans held-for-sale	-	(165)
Loss on debt extinguishment	1,084	-
Net gain on sale of premises and equipment	-	(7)
Stock-based compensation expense	1,053	893
Accretion of cash surrender value on bank-owned life insurance	(665)	(390)
Pension credit	(367)	(352)
(Increase) decrease in other assets	(257)	1,348
Increase in accrued expenses and other liabilities	590	211
Net cash provided by operating activities	27,545	28,035

Cash Flows From Investing Activities:
Proceeds from sales of held-to-maturity securities	243	2,423
Proceeds from sales of available-for-sale securities	66,140	3,390
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	4,580	6,527
Available-for-sale	88,264	74,713
Purchases of investment securities:
Held-to-maturity	(1,619)	(516)
Available-for-sale	(136,589)	(69,716)
Proceeds from sales of loans and loans held-for-sale	1,176	3,265
Net increase in loans	(299,349)	(184,042)
Net decrease in restricted stock	2,130	2,190
Purchases of premises and equipment, net	(3,835)	(5,082)
Proceeds from sales of premises and equipment	-	7
Net cash used in investing activities	(278,859)	(166,841)

Cash Flows From Financing Activities:
Net increase in deposits	319,547	174,933
Net decrease in short-term borrowings	(73,386)	(45,734)
Proceeds from long-term debt	85,362	10,000
Repayment of long-term debt	(74,584)	-
Proceeds from issuance of common stock, net	2,284	1,683
Proceeds from exercise of stock options	524	766
Tax benefit from stock compensation plans	224	188
Repurchase and retirement of common stock	(287)	(121)
Cash dividends paid	(7,950)	(7,154)
Net cash provided by financing activities	251,734	134,561

Net increase (decrease) in cash and cash equivalents	420	(4,245)
Cash and cash equivalents, beginning of year	32,944	35,497
Cash and cash equivalents, end of period	$33,364	$31,252

Supplemental Cash Flow Disclosures:
Cash paid for:
Income taxes	$5,600	$4,219
Interest	12,662	11,726
Noncash investing and financing activities:
Cash dividends payable	2,808	2,583
Loans transferred from portfolio to held-for-sale	-	2,200

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

The consolidated financial information included herein as of and for the periods ended September 30, 2015 and 2014 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2014 consolidated balance sheet was derived from the Corporation's December 31, 2014 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The components of other comprehensive income and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$(592)	$17,881	$5,144	$99
Reclassification adjustment for gains included in net income (1)	(1,125)	(22)	-	(1)
Change in net unrealized holding gains on available-for-sale securities	(1,717)	17,859	5,144	98
Tax effect	(706)	7,295	2,119	40
	(1,011)	10,564	3,025	58

Change in funded status of pension plan:
Amortization of prior service cost included in pension expense (2)	-	11	-	4
Tax effect	(37)	(13)	-	2
	37	24	-	2
Other comprehensive income (loss)	$(974)	$10,588	$3,025	$60

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

The following sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/14	Change	9/30/15
	(in thousands)
Unrealized holding gains on available-for-sale securities	$13,460	$(1,011)	$12,449
Unrealized actuarial losses and prior service costs on pension plan	(2,675)	37	(2,638)
Accumulated other comprehensive income, net of tax	$10,785	$(974)	$9,811

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$16,991	$617	$-	$17,608
Pass-through mortgage securities	766	96	-	862
Collateralized mortgage obligations	931	69	-	1,000
	$18,688	$782	$-	$19,470
Available-for-Sale Securities:
State and municipals	$410,887	$17,005	$(399)	$427,493
Pass-through mortgage securities	155,616	1,182	(572)	156,226
Collateralized mortgage obligations	164,587	4,017	(287)	168,317
	$731,090	$22,204	$(1,258)	$752,036

	December 31, 2014
Held-to-Maturity Securities:
State and municipals	$19,836	$843	$-	$20,679
Pass-through mortgage securities	856	110	-	966
Collateralized mortgage obligations	1,141	84	-	1,225
	$21,833	$1,037	$-	$22,870
Available-for-Sale Securities:
State and municipals	$393,637	$18,612	$(452)	$411,797
Pass-through mortgage securities	130,966	1,421	(1,206)	131,181
Collateralized mortgage obligations	226,879	4,847	(559)	231,167
	$751,482	$24,880	$(2,217)	$774,145

At September 30, 2015 and December 31, 2014, investment securities with a carrying value of $419,052,000 and $369,951,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2015 and December 31, 2014.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2015
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$31,378	$(308)	$5,269	$(91)	$36,647	$(399)
Pass-through mortgage securities	60,790	(232)	28,997	(340)	89,787	(572)
Collateralized mortgage obligations	18,274	(16)	12,127	(271)	30,401	(287)
Total temporarily impaired	$110,442	$(556)	$46,393	$(702)	$156,835	$(1,258)

	December 31, 2014
State and municipals	$19,386	$(145)	$21,198	$(307)	$40,584	$(452)
Pass-through mortgage securities	-	-	100,556	(1,206)	100,556	(1,206)
Collateralized mortgage obligations	15,420	(84)	17,227	(475)	32,647	(559)
Total temporarily impaired	$34,806	$(229)	$138,981	$(1,988)	$173,787	$(2,217)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Proceeds	$66,140	$3,390	$-	$70

Gains	$1,501	$42	$-	$1
Losses	(376)	(20)	-	-
Net gain	$1,125	$22	$-	$1

Income tax expense related to the net realized gains was $463,000 and $9,000 for the nine months ended September 30, 2015 and 2014, respectively.

Sales of Held-to-Maturity Securities. During the second quarter of 2015, the Bank sold one municipal security that was classified as held-to-maturity. The sale was in response to a significant deterioration in the creditworthiness of the issuer. The security sold had a carrying value of $235,000 at the time of sale and the Bank realized a gain upon sale of $8,000.

During the third quarter of 2014, the Bank sold certain mortgage-backed securities that were classified as held-to-maturity securities. The sales occurred after the Bank had collected at least 85% of the principal balance outstanding at acquisition of each security. In addition, the Bank sold one municipal security that was classified as held-to-maturity in response to a significant deterioration in the creditworthiness of the issuer. The securities sold had a carrying value of $419,000 at the time of sale and the Bank realized a gain upon sale of $22,000.

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

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at September 30, 2015 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$3,951	$3,971
After 1 through 5 years	8,875	9,275
After 5 through 10 years	3,332	3,491
After 10 years	833	871
Mortgage-backed securities	1,697	1,862
	$18,688	$19,470
Available-for-Sale Securities:
Within one year	$9,117	$9,324
After 1 through 5 years	37,545	38,935
After 5 through 10 years	143,566	148,642
After 10 years	220,659	230,592
Mortgage-backed securities	320,203	324,543
	$731,090	$752,036

4 – LOANS

The following tables set forth by class of loans as of September 30, 2015 and December 31, 2014 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans. Construction and land development loans are included with commercial mortgages in the following tables and small business credit scored loans are included with commercial and industrial loans.

	September 30, 2015
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$71	$85,269	$85,340	$57	$848	$905
Commercial mortgages:
Multifamily	1,883	554,235	556,118	-	6,815	6,815
Other	-	296,452	296,452	-	2,863	2,863
Owner-occupied	602	101,199	101,801	-	949	949
Residential mortgages:
Closed end	3,716	968,807	972,523	389	12,538	12,927
Revolving home equity	572	84,234	84,806	-	968	968
Consumer and other	-	5,849	5,849	-	93	93
	$6,844	$2,096,045	$2,102,889	$446	$25,074	$25,520

	December 31, 2014
Commercial and industrial	$16	$77,124	$77,140	$-	$838	$838
Commercial mortgages:
Multifamily	303	528,790	529,093	-	7,207	7,207
Other	-	222,537	222,537	-	2,340	2,340
Owner-occupied	630	106,715	107,345	-	1,023	1,023
Residential mortgages:
Closed end	1,083	778,911	779,994	60	10,539	10,599
Revolving home equity	376	82,733	83,109	-	1,121	1,121
Consumer and other	-	5,601	5,601	-	93	93
	$2,408	$1,802,411	$1,804,819	$60	$23,161	$23,221

The following tables present the activity in the allowance for loan losses for the nine and three months ended September 30, 2015.

	Balance at 1/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/15
	(in thousands)
Commercial and industrial	$838	$-	$6	$61	$905
Commercial mortgages:
Multifamily	7,207	88	-	(304)	6,815
Other	2,340	-	2	521	2,863
Owner-occupied	1,023	-	-	(74)	949
Residential mortgages:
Closed end	10,599	-	9	2,319	12,927
Revolving home equity	1,121	-	5	(158)	968
Consumer and other	93	37	-	37	93
	$23,221	$125	$22	$2,402	$25,520

	Balance at 7/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/15
Commercial and industrial	$986	$-	$-	$(81)	$905
Commercial mortgages:
Multifamily	7,030	21	-	(194)	6,815
Other	2,263	-	1	599	2,863
Owner-occupied	1,007	-	-	(58)	949
Residential mortgages:
Closed end	12,114	-	-	813	12,927
Revolving home equity	1,021	-	5	(58)	968
Consumer and other	70	5	-	28	93
	$24,491	$26	$6	$1,049	$25,520

The following tables present the activity in the allowance for loan losses for the nine and three months ended September 30, 2014.

	Balance at 1/1/14	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/14
	(in thousands)
Commercial and industrial	$808	$96	$-	$125	$837
Commercial mortgages:
Multifamily	7,348	-	-	(405)	6,943
Other	1,501	-	-	572	2,073
Owner-occupied	1,191	400	-	223	1,014
Residential mortgages:
Closed end	8,607	121	2	1,552	10,040
Revolving home equity	1,240	173	3	117	1,187
Consumer and other	153	7	9	(40)	115
	$20,848	$797	$14	$2,144	$22,209

	Balance at 7/1/14	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/14
Commercial and industrial	$761	$96	$-	$172	$837
Commercial mortgages:
Multifamily	6,920	-	-	23	6,943
Other	1,802	-	-	271	2,073
Owner-occupied	1,148	-	-	(134)	1,014
Residential mortgages:
Closed end	9,180	-	-	860	10,040
Revolving home equity	1,207	59	3	36	1,187
Consumer and other	122	-	-	(7)	115
	$21,140	$155	$3	$1,221	$22,209

For individually impaired loans, the following tables set forth by class of loans at September 30, 2015 and December 31, 2014 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the nine and three months ended September 30, 2015 and 2014. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Nine Months Ended		Three Months Ended
	September 30, 2015			September 30, 2015		September 30, 2015
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages:
Multifamily	$1,883	$1,885	$-	$1,889	$-	$1,883	$-
Owner-occupied	602	658	-	617	-	606	-
Residential mortgages:
Closed end	348	442	-	365	-	351	-
Revolving home equity	572	571	-	574	4	572	4

With an allowance recorded:
Commercial and industrial	71	71	57	81	1	74	1
Residential mortgages - closed end	3,368	3,373	389	3,424	63	3,373	42

Total:
Commercial and industrial	71	71	57	81	1	74	1
Commercial mortgages:
Multifamily	1,883	1,885	-	1,889	-	1,883	-
Owner-occupied	602	658	-	617	-	606	-
Residential mortgages:
Closed end	3,716	3,815	389	3,789	63	3,724	42
Revolving home equity	572	571	-	574	4	572	4
	$6,844	$7,000	$446	$6,950	$68	$6,859	$47

				Nine Months Ended		Three Months Ended
	December 31, 2014			September 30, 2014		September 30, 2014
With no related allowance recorded:
Commercial and industrial	$16	$16	$-	$27	$1	$23	$-
Commercial mortgages:
Multifamily	303	368	-	-	-	-	-
Other	-	-	-	38	2	38	1
Owner-occupied	630	663	-	399	-	394	-
Residential mortgages:
Closed end	216	270	-	890	-	883	-
Revolving home equity	376	372	-	280	-	280	-

With an allowance recorded:
Commercial mortgages:
Multifamily	-	-	-	327	-	310	-
Owner-occupied	-	-	-	244	-	241	-
Residential mortgages - closed end	867	893	60	898	18	884	7

Total:
Commercial and industrial	16	16	-	27	1	23	-
Commercial mortgages:
Multifamily	303	368	-	327	-	310	-
Other	-	-	-	38	2	38	1
Owner-occupied	630	663	-	643	-	635	-
Residential mortgages:
Closed end	1,083	1,163	60	1,788	18	1,767	7
Revolving home equity	376	372	-	280	-	280	-
	$2,408	$2,582	$60	$3,103	$21	$3,053	$8

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	September 30, 2015
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$6	$-	$-	$65	$71	$85,269	$85,340
Commercial mortgages:
Multifamily	-	-	-	1,883	1,883	554,235	556,118
Other	-	-	-	-	-	296,452	296,452
Owner-occupied	-	-	-	602	602	101,199	101,801
Residential mortgages:
Closed end	996	152	-	348	1,496	971,027	972,523
Revolving home equity	-	-	-	328	328	84,478	84,806
Consumer and other	-	-	-	-	-	5,849	5,849
	$1,002	$152	$-	$3,226	$4,380	$2,098,509	$2,102,889

	December 31, 2014
Commercial and industrial	$-	$-	$-	$-	$-	$77,140	$77,140
Commercial mortgages:
Multifamily	954	-	-	303	1,257	527,836	529,093
Other	-	-	-	-	-	222,537	222,537
Owner-occupied	-	-	-	630	630	106,715	107,345
Residential mortgages:
Closed end	1,059	-	-	395	1,454	778,540	779,994
Revolving home equity	74	99	-	376	549	82,560	83,109
Consumer and other	-	-	-	-	-	5,601	5,601
	$2,087	$99	$-	$1,704	$3,890	$1,800,929	$1,804,819

Nonaccrual loans at September 30, 2015 include a first lien residential mortgage in the amount of $32,000 that is in the process of foreclosure. There were no loans in the process of foreclosure at December 31, 2014. The Bank did not hold any foreclosed residential real estate property at September 30, 2015 or December 31, 2014.

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

During the nine months ended September 30, 2015, the Bank modified two loans to a single borrower in a troubled debt restructuring. The loans were a first lien residential mortgage with a pre and post-modification outstanding recorded investment of $2.7 million and a junior lien residential mortgage with a pre and post-modification outstanding recorded investment of $245,000. The restructuring reduced the interest rate on each loan from 5.25% to 4.00%, which is lower than the current market rate for new debt with similar risk. The restructuring resulted in a charge to the provision for loan losses of $332,000 during the second quarter of 2015.

During the nine months ended September 30, 2014, the Bank did not modify any loans in troubled debt restructurings.

At September 30, 2015 and December 31, 2014, the Bank had an allowance for loan losses of $392,000 and $60,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the nine months ended September 30, 2015 that were modified during the twelve-month period prior to default. There were two troubled debt restructurings for which there were payment defaults during the nine months ended September 30, 2014 that were modified during the twelve-month period prior to default. The restructured loans were owner-occupied commercial mortgage loans with an aggregate outstanding recorded investment of $636,000 at September 30, 2014 and a specifically allocated allowance for loan losses of $40,000. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	September 30, 2015
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$83,963	$1,106	$200	$71	$-	$85,340
Commercial mortgages:
Multifamily	549,353	-	4,882	1,883	-	556,118
Other	293,949	900	-	1,603	-	296,452
Owner-occupied	97,295	3,904	-	602	-	101,801
	$1,024,560	$5,910	$5,082	$4,159	$-	$1,039,711

	December 31, 2014
Commercial and industrial	$76,884	$65	$-	$191	$-	$77,140
Commercial mortgages:
Multifamily	519,274	7,610	1,906	303	-	529,093
Other	219,997	900	-	1,640	-	222,537
Owner-occupied	106,443	-	-	902	-	107,345
	$922,598	$8,575	$1,906	$3,036	$-	$936,115

The following tables present the recorded investment in residential mortgages, home equity lines, and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	September 30, 2015
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$967,773	$1,034	$-	$3,716	$-	$972,523
Revolving home equity	84,135	-	99	572	-	84,806
Consumer and other	5,643	-	-	-	-	5,643
	$1,057,551	$1,034	$99	$4,288	$-	$1,062,972

	December 31, 2014
Residential mortgages:
Closed end	$777,846	$1,066	$-	$1,082	$-	$779,994
Revolving home equity	82,730	99	-	280	-	83,109
Consumer and other	5,122	-	-	-	-	5,122
	$865,698	$1,165	$-	$1,362	$-	$868,225

Deposit account overdrafts were $206,000 and $479,000 at September 30, 2015 and December 31, 2014, respectively. Overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the tables above.

5 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or any combination thereof, any of which may be subject to performance-based vesting conditions. The exercise price of ISOs and NQSOs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option is granted. 1,500,000 shares of the Corporation’s common stock are reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 1,500,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 525,000 shares may be issued as restricted stock awards or RSUs. At September 30, 2015, 1,419,666 shares of common stock remain available for issuance of awards under the 2014 Plan of which 437,701 shares remain available for issuance as restricted stock awards or RSUs. The 2014 Plan is administered by the Compensation Committee of the Board of Directors.

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

Compensation Expense. Compensation expense for stock options is recognized ratably over a five-year vesting period or the period from the grant date to the grantee’s eligible retirement date, whichever is shorter. Compensation expense for RSUs that vest based on the financial performance of the Corporation is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible. However, except for RSUs granted to NEOs in January 2015, if the period from the grant date to the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period. Compensation expense for service-based RSUs is recognized over the applicable service-based vesting period.

In determining compensation expense for stock options and RSUs outstanding and not yet vested, the Corporation assumes, based on prior experience, that no forfeitures will occur. The Corporation recorded compensation expense for share-based payments of $1,053,000 and $893,000 and recognized related income tax benefits of $434,000 and $363,000 in the first nine months of 2015 and 2014, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of September 30, 2015, and changes during the nine-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2015	278,925	$15.74
Granted	500	25.59
Exercised	(35,045)	14.96
Forfeited or expired	-	-
Outstanding at September 30, 2015	244,380	$15.87	3.36	$2,726
Exercisable at September 30, 2015	230,381	$15.65	3.24	$2,622

All options outstanding at September 30, 2015 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first nine months of 2015 and 2014 was $401,000 and $516,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of September 30, 2015 and changes during the nine-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2015	127,181	$20.56
Granted	74,438	21.35
Converted	(41,138)	17.21
Forfeited	(1,370)	22.61
Outstanding at September 30, 2015	159,111	$21.78	1.45	$4,301
Vested and Convertible at September 30, 2015	-	$-	-	$-

The number of RSUs in the table represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted. All of the RSUs outstanding at September 30, 2015 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first nine months of 2015 and 2014 was $965,000 and $348,000, respectively.

Unrecognized Compensation Cost. As of September 30, 2015, there was $1,549,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $25,000 for options and $1,524,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.9 years, which is based on weighted-average periods of .9 years and 2.0 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from option exercises for the nine months ended September 30, 2015 and 2014 was $524,000 and $766,000, respectively. The actual tax benefits realized for the tax deductions from option exercises for the nine months ended September 30, 2015 and 2014 were $157,000 and $189,000, respectively.

Other. No cash was used to settle stock options during the first nine months of 2015 or 2014. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Service cost including expected expenses and net of expected plan participant contributions	$892	$837	$297	$279
Interest cost	1,055	1,056	351	352
Expected return on plan assets	(2,314)	(2,256)	(770)	(752)
Amortization of prior service cost	-	11	-	4
Amortization of net actuarial loss	-	-	-	-
Net pension credit	$(367)	$(352)	$(122)	$(117)

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2015 or 2014.

The fair values of the Corporation’s investment securities designated as available-for-sale at September 30, 2015 and December 31, 2014 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2015:	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:	(in thousands)
State and municipals	$427,493	$-	$427,493	$-
Pass-through mortgage securities	156,226	-	156,226	-
Collateralized mortgage obligations	168,317	-	168,317	-
	$752,036	$-	$752,036	$-

December 31, 2014:
Available-for-Sale Securities:
State and municipals	$411,797	$-	$411,797	$-
Pass-through mortgage securities	131,181	-	131,181	-
Collateralized mortgage obligations	231,167	-	231,167	-
	$774,145	$-	$774,145	$-

Assets measured at fair value on a nonrecurring basis at December 31, 2014, are set forth in the table that follows. There were no such assets at September 30, 2015. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment, if needed. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014:	(in thousands)
Impaired loans:
Residential mortgages - closed end	$173	$-	$-	$173

The impaired loan set forth in the preceding table had a principal balance of $179,000 and valuation allowance of $6,000 at December 31, 2014. During the nine and three month periods ended September 30, 2015, the Corporation recorded credit provisions for loan losses of $6,000 and $0, respectively, for impaired loans measured at fair value. During the nine and three month periods ended September 30, 2014, the Corporation recorded credit provisions for loan losses of $39,000 and $1,000, respectively, for impaired loans measured at fair value.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at September 30, 2015 and December 31, 2014.

	Level of	September 30, 2015		December 31, 2014
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$33,364	$33,364	$32,944	$32,944
Held-to-maturity securities	Level 2	16,771	17,553	21,119	22,156
Held-to-maturity securities	Level 3	1,917	1,917	714	714
Loans	Level 3	2,077,369	2,079,464	1,781,425	1,765,202
Restricted stock	Level 1	21,174	21,174	23,304	23,304
Accrued interest receivable:
Investment securities	Level 2	4,792	4,792	4,689	4,689
Loans	Level 3	5,302	5,302	4,355	4,355

Financial Liabilities:
Checking deposits	Level 1	766,427	766,427	655,753	655,753
Savings, NOW and money market deposits	Level 1	1,215,675	1,215,675	1,000,325	1,000,325
Time deposits	Level 2	322,470	327,853	328,947	333,992
Short-term borrowings	Level 1	63,100	63,100	136,486	136,486
Long-term debt	Level 2	356,862	358,880	345,000	348,519
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	34	34	27	27
Time deposits	Level 2	4,859	4,859	5,077	5,077
Short-term borrowings	Level 1	1	1	1	1
Long-term debt	Level 2	611	611	667	667

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 are intended to improve financial reporting by providing a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance. The amendments also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities such as the Corporation, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that the amendments in ASU 2014-09 could have on the Corporation’s financial position, results of operations and disclosures, but does not currently believe that such impact will be material.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” Although, the Bank’s primary service area is Nassau and Suffolk Counties, Long Island, it does have two commercial banking branches in Manhattan, one branch in Queens and is in the process of opening three new branches over the next twelve months, including one in Queens.

Overview

Net income and earnings per share for the first nine months of 2015 were $19.3 million and $1.36, respectively, representing increases over the same period last year of 9.8% and 7.9%, respectively. Dividends per share increased 9.4%, from $.53 for the first nine months of 2014 to $.58 for the current nine-month period. Returns on average assets (ROA) and average equity (ROE) for the first nine months of 2015 were .91% and 10.79%, respectively, versus .95% and 10.60%, respectively, for the same period last year. Book value per share increased from $16.80 at year-end 2014 to $17.61 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remain excellent and the mortgage pipeline at quarter-end remained strong at $146 million.

Analysis of Earnings – Nine Months Ended September 30, 2015. Net income increased $1.7 million when comparing the first nine months of 2015 to the same period last year. The increase is attributable to increases in net interest income of $5.5 million, or 11.2%, and noninterest income, before securities gains, of $194,000, or 3.5%. The positive impact of these items on earnings was partially offset by an increase in noninterest expense, before debt extinguishment costs, of $3.1 million, or 10.0%, and increases in the provision for loan losses of $258,000 and income tax expense of $620,000.

The increase in net interest income was driven by growth in average interest-earning assets of $350.5 million, or 14.6%, partially offset by a 12 basis point decline in net interest margin. The growth in average interest-earning assets is primarily comprised of growth in the average balances of loans and nontaxable securities, partially offset by a decrease in the average balance of taxable securities. The shift from taxable securities to better yielding loans and nontaxable securities partially mitigated the negative impact on net interest income of a low interest rate environment. The 12 basis point decline in net interest margin from 3.05% for the first nine months of 2014 to 2.93% for the current nine month period occurred as cash flows were deployed in a low interest rate environment. Net interest margin also came down as prepayments on loans and securities sometimes resulted in the immediate writeoff of deferred costs on loans and the faster amortization of purchase premiums on securities. During 2015, net interest margin remained relatively stable quarter-to-quarter amounting to 2.91%, 2.94% and 2.94% for the first, second and third quarters, respectively.

The $194,000 increase in noninterest income before securities gains is primarily attributable to real estate and sales tax refunds in the first nine months of 2015 and increases in cash value accretion on bank-owned life insurance and credit card processing fees. The positive impact of these items was partially offset by a decrease in service charges on deposit accounts and a net gain during the 2014 period on the sale of loans held-for-sale.

The $3.1 million increase in noninterest expense before debt extinguishment costs is comprised of increases in salaries, employee benefits expense, occupancy and equipment expense and growth-related increases in FDIC insurance expense and the Bank’s OCC assessment.

The $620,000 increase in income tax expense is attributable to an increase in pretax earnings and changes in New York City income tax law effective January 1, 2015, as partially offset by changes in New York State tax law also effective January 1, 2015. The changes in New York City income tax law resulted in a one-time charge of $402,000 to establish a New York City deferred income tax liability as of the effective date of the legislation and an increase in income tax expense of $60,000 for the period.

Asset Quality. The Bank’s allowance for loan losses to total loans (reserve coverage ratio) decreased by 8 basis points from 1.29% at year-end 2014 to 1.21% at September 30, 2015. The decrease in the reserve coverage ratio is primarily due to a continued improvement in economic conditions, partially offset by an increase in specific reserves on loans individually deemed to be impaired.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $3.2 million, or .15% of total loans outstanding, at September 30, 2015, compared to $1.7 million, or .09%, at December 31, 2014. The increase in nonaccrual loans is primarily attributable to three loans transferred to nonaccrual status, partially offset by loan sales and paydowns. Troubled debt restructurings increased during the first nine months of 2015 to $4.5 million at September 30, 2015. Of this amount, $3.6 million are performing in accordance with their modified terms and $918,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $1.2 million, or .05% of total loans outstanding, at September 30, 2015, compared to $2.2 million, or .12%, at December 31, 2014. Management does not believe that the increase in nonaccrual loans and troubled debt restructurings is indicative of deterioration in the overall credit quality of the Bank’s loan portfolio.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 70% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives. Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system. Additionally, with respect to loan growth, the Bank will continue to develop and diversify its existing broker and correspondent relationships. All loans originated through such relationships are underwritten by Bank personnel. The Bank currently has 42 branches, anticipates opening three new branches over the next twelve months and on an ongoing basis continues to evaluate sites for further branch expansion.

Challenges We Face. Intermediate and long-term interest rates are low and volatile and impacted by both national and global forces. Such rates could remain low for the foreseeable future and thereby cause both investing and lending rates to be suboptimal. There is significant price competition for loans in the Bank’s marketplace and little room for the Bank to further reduce its deposit rates. Higher yielding loans continue to prepay and are replaced with lower yielding loans and there is an ongoing need, from an interest rate risk perspective, to term-fund a portion of the Bank’s loan growth with time deposits and wholesale borrowings. In the current interest rate environment, the spread between lending rates and term-funding rates is relatively small. These factors could result in a decline in net interest margin from its current level and will continue to inhibit earnings growth for the foreseeable future.

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

	Nine Months Ended September 30,
	2015			2014
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets	(dollars in thousands)
Interest-bearing bank balances	$22,099	$42	.25%	$14,826	$27	.24%
Investment securities:
Taxable	360,919	6,074	2.24	433,680	7,118	2.19
Nontaxable (1)	436,941	15,430	4.71	410,064	15,156	4.93
Loans (1)	1,929,159	51,339	3.55	1,540,025	43,632	3.78
Total interest-earning assets	2,749,118	72,885	3.53	2,398,595	65,933	3.67
Allowance for loan losses	(24,052)			(21,210)
Net interest-earning assets	2,725,066			2,377,385
Cash and due from banks	28,723			26,899
Premises and equipment, net	28,720			25,893
Other assets	59,100			43,367
	$2,841,609			$2,473,544

Liabilities and Stockholders' Equity
Savings, NOW & money market deposits	$1,134,741	1,840	.22	$951,400	1,432	.20
Time deposits	322,312	4,565	1.89	307,874	4,539	1.97
Total interest-bearing deposits	1,457,053	6,405	.59	1,259,274	5,971	.63
Short-term borrowings	50,705	113	.30	51,726	124	.32
Long-term debt	363,937	5,877	2.16	294,176	4,989	2.27
Total interest-bearing liabilities	1,871,695	12,395	.89	1,605,176	11,084	.92
Checking deposits	709,896			627,215
Other liabilities	21,250			19,657
	2,602,841			2,252,048
Stockholders' equity	238,768			221,496
	$2,841,609			$2,473,544

Net interest income (1)		$60,490			$54,849
Net interest spread (1)			2.64%			2.75%
Net interest margin (1)			2.93%			3.05%

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

	Nine Months Ended September 30,
	2015 Versus 2014
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$12	$1	$2	$15
Investment securities:
Taxable	(1,190)	168	(22)	(1,044)
Nontaxable	1,000	(671)	(55)	274
Loans	11,060	(2,629)	(724)	7,707
Total interest income	10,882	(3,131)	(799)	6,952

Interest Expense:
Savings, NOW & money market deposits	265	134	9	408
Time deposits	212	(186)	-	26
Short-term borrowings	(3)	(8)	-	(11)
Long-term debt	1,191	(237)	(66)	888
Total interest expense	1,665	(297)	(57)	1,311
Increase (decrease) in net interest income	$9,217	$(2,834)	$(742)	$5,641

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first nine months of 2015 was $60.5 million, an increase of $5.6 million, or 10.3%, over $54.8 million for the first nine months of 2014. The increase resulted from an increase in average interest-earning assets of $350.5 million, or 14.6%, partially offset by a 12 basis point decline in net interest margin from 3.05% to 2.93%.

The increase in average interest-earning assets is primarily comprised of growth in the average balances of loans of $389.1 million, or 25.3%, and nontaxable securities of $26.9 million, or 6.6%, partially offset by a decrease in the average balance of taxable securities of $72.8 million, or 16.8%. Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well. The increase in the commercial and industrial loans includes growth in the Banks’s small business credit scored loan products. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, broker and correspondent relationships for both residential and commercial mortgages and the introduction of new loan products.

Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $82.7 million, or 13.2%, interest-bearing deposits of $197.8 million, or 15.7%, and long-term debt of $69.8 million, or 23.7%. The increase in long-term debt resulted from management’s desire to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation and growing recognition in its marketplace have contributed to both loan and deposit growth.

Intermediate and long-term interest rates remain low and volatile. In a low interest rate environment: (1) loans are sometimes originated and investments are sometimes made at yields lower than existing portfolio yields; (2) some loans prepay in full resulting in the immediate writeoff of deferred costs while the rates on other loans are modified downward; (3) prepayment speeds on mortgage securities are elevated resulting in the faster amortization of purchase premiums; (4) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is suppressed; and (5) the Bank’s continuing ability to reduce deposit rates diminishes. These factors are primarily responsible for a 12 basis point decline in net interest margin and an 11 basis point decline in net interest spread when comparing the current nine month period to the same period last year. These factors also explain why strong growth in the average balance of loans of 25.3% was accompanied by lesser growth of 11.2% in net interest income.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities gains increased $194,000, or 3.5%, when comparing the first nine months of 2015 to the same period last year. The increase is primarily attributable to real estate and sales tax refunds in the first nine months of 2015 of $204,000 and $91,000, respectively, and increases of $274,000 and $68,000 in cash value accretion on bank-owned life insurance and credit card processing fees. The positive impact of these items was partially offset by a decrease in service charges on deposit accounts of $322,000 resulting largely from a decrease in deposit account overdraft activity and a net gain of $165,000 during the 2014 period on the sale of loans held-for-sale. Cash value accretion increased due to a purchase of bank-owned life insurance with an initial cash value of $16.9 million during the fourth quarter of 2014. Also contributing to the increase in noninterest income was the successful deployment by management in recent years of a variety of noninterest income initiatives which resulted in growth in wire transfer service charges, debit card interchange fees and ATM fees.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense before debt extinguishment costs increased $3.1 million, or 10.0%, when comparing the first nine months of 2015 to the same period last year. The increase is primarily attributable to increases in salaries of $1.7 million, or 12.3%, employee benefits expense of $793,000, or 22.3%, occupancy and equipment expense of $192,000, or 3.0%, and growth-related increases in FDIC insurance expense and the Bank’s OCC assessment. The increase in salaries is primarily due to branch openings, additions to staff in the back office, normal annual salary adjustments and higher stock-based compensation expense. The increase in employee benefits expense is largely due to an increase in incentive compensation cost, an increase in payroll tax expense resulting from additions to staff, an increase in group health insurance expense resulting from increases in staff count and the rates being paid for group health insurance and an increase in supplemental executive retirement expense. The increase in occupancy and equipment expense is largely due to branch openings, increases in general maintenance and repairs expense and the cost of servicing equipment.

Deleveraging Transaction

During the second quarter of 2015 the Bank completed a deleveraging transaction that involved the sale of $61.8 million of available-for-sale securities at a gain of $995,000 and utilization of the resulting proceeds to prepay $63.5 million of long-term debt at a cost of $1,084,000. The primary purpose of the transaction was to reduce the size of the Corporation’s balance sheet and thereby provide capital to accommodate future growth. Since the yield on the securities sold was approximately equal to the cost of the prepaid debt, the transaction will have negligible impact on net interest income on a going forward basis and will serve to improve net interest margin.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 23.3% for the first nine months of 2015 compared to 22.9% for the same period last year. The main contributor to the increase in the effective tax rate was the changes in New York City income tax law enacted April 1, 2015 and effective January 1, 2015, partially offset by a reduction in the Bank’s New York State income tax burden due to changes in New York State income tax law that became effective January 1, 2015.

Results of Operations – Third Quarter 2015 Versus Third Quarter 2014

Net income for the third quarter of 2015 was $6.5 million, an increase of $457,000, or 7.5%, over the comparable period last year. The increase is primarily attributable to an increase in net interest income of $1.7 million, or 9.8%, partially offset by increases in salaries and employee benefits expense of $513,000 and $405,000, respectively, and a $225,000 gain during the third quarter of 2014 on the sale of a loan held-for-sale. The increases in net interest income, salaries and employee benefits expense occurred for substantially the same reasons discussed above with respect to the nine month periods.

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

	September 30,	December 31,
	2015	2014
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$918	$1,280
Other	2,308	424
Total nonaccrual loans	3,226	1,704
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	3,226	1,704
Troubled debt restructurings - performing	3,618	704
Total risk elements	$6,844	$2,408

Nonaccrual loans as a percentage of total loans	.15%	.09%
Nonperforming assets as a percentage of total loans and other real estate owned	.15%	.09%
Risk elements as a percentage of total loans and other real estate owned	.33%	.13%

Performing troubled debt restructurings in the table above that were past due 30 through 89 days and still accruing at September 30, 2015 totaled $6,000. The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses increased $2.3 million during the first nine months of 2015, amounting to $25.5 million, or 1.21% of total loans, at September 30, 2015, compared to $23.2 million, or 1.29% of total loans, at December 31, 2014. During the first nine months of 2015, the Bank had loan chargeoffs and recoveries of $125,000 and $22,000, respectively, and recorded a provision for loan losses of $2.4 million. The $2.4 million provision for loan losses in the first nine months of 2015 is primarily attributable to loan growth and the establishment of $386,000 in specific reserves on two loans individually deemed to be impaired, partially offset by a continued improvement in economic conditions. During the first nine months of 2014, the Bank had loan chargeoffs and recoveries of $797,000 and $14,000, respectively, and recorded a provision for loan losses of $2.1 million. Chargeoffs for the first nine months of 2014 included $635,000 on loans transferred to held-for-sale during the period. The $2.1 million provision for loan losses for the first nine months of 2014 was primarily attributable to loan growth and net chargeoffs, as partially offset by an improvement in economic conditions, a decrease in specific reserves on loans individually deemed to be impaired and a reduction in watch, special mention and substandard loans.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at September 30, 2015. Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first nine months of 2015, the Corporation’s cash and cash equivalent position increased by $420,000, from $32.9 million at December 31, 2014 to $33.4 million at September 30, 2015. The increase occurred primarily because cash provided by deposit growth, sales and maturities of securities, paydowns of loans, new long-term borrowings and operations exceeded cash used to prepay or repay borrowings, originate loans and purchase securities.

Securities decreased $25.3 million during the first nine months of 2015, from $796.0 million at year-end 2014 to $770.7 million at September 30, 2015. The decrease includes the sale of $61.8 million of available-for-sale securities as part of the deleveraging transaction completed during the second quarter of 2015.

During the first nine months of 2015, total deposits grew $319.5 million, or 16.1%, to $2.3 billion at September 30, 2015. The increase was attributable to growth in savings, NOW and money market deposits of $215.4 million, or 21.5%, and an increase in noninterest-bearing checking balances of $110.7 million, or 16.9%.

Borrowings include short-term and long-term FHLB borrowings and liabilities under repurchase agreements. Total borrowings decreased $61.5 million, or 12.8%, during the first nine months of 2015. The decrease is attributable to a reduction in short-term borrowings of $73.4 million, partially offset by an increase in long-term debt of $11.9 million. The increase in long-term debt is due to new long-term FHLB borrowings of $85.4 million, partially offset by the payment of $63.5 million of debt as part of the deleveraging transaction and the maturity of $10 million of borrowings under repurchase agreements. Long-term debt totaled $356.9 million at September 30, 2015, representing 85% of total borrowings at quarter-end. The Bank’s long-term fixed rate borrowing position is intended to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At September 30, 2015, the Bank had approximately $333 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has federal funds lines with several commercial banks. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties. In addition, the Bank can purchase overnight federal funds under its existing lines. However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.4 billion at September 30, 2015.

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

Capital

Stockholders’ equity totaled $247.3 million at September 30, 2015, an increase of $14.0 million from $233.3 million at December 31, 2014. The increase resulted primarily from net income of $19.3 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $3.0 million, partially offset by cash dividends declared of $8.1 million and a decrease in the after-tax amount of unrealized gains on available-for-sale securities of $1.0 million.

Effective with the third quarter 2015 cash dividend, the Corporation made a change to the stock purchase component of its Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The amount of stock that participants in the Plan can purchase on a quarterly basis was increased from $7,500 to $15,000. This change is expected to provide additional capital that can be used to accommodate future growth.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards. The Basel III regulatory capital ratios of the Corporation and the Bank as of September 30, 2015 are as follows:

	Corporation	Bank

Tier 1 leverage	8.18%	8.15%
Common Equity Tier 1 risk-based	13.43%	13.38%
Tier 1 risk-based	13.43%	13.38%
Total risk-based	14.69%	14.63%

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

The Corporation estimates that as a result of New York City tax reform, its net New York City income tax will increase by approximately $80,000 for 2015. This is in addition to a one-time charge in the second quarter of 2015 of approximately $402,000 resulting from the establishment of a New York City deferred income tax liability as of the effective date of the legislation. The increase in New York City income tax is mainly due to a higher apportionment of receipts to New York City as a result of applying the new customer-based sourcing rules to the Bank’s mortgage loans secured by properties in New York City and other loans to borrowers domiciled in New York City.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at September 30, 2015 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2016 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 5.5 years.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending September 30, 2016 and calculations of EVE at September 30, 2015 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income
	at September 30, 2015		for Year Ending 9/30/16
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$217,219	-25.3%	$78,049	-10.5%
+ 200 basis point rate shock	262,158	-9.8%	86,286	-1.0%
+ 100 basis point rate shock	288,707	-0.7%	88,778	1.8%
Base case (no rate change)	290,769	-	87,190	-
- 100 basis point rate shock	254,217	-12.6%	83,449	-4.3%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending September 30, 2016. Conversely, an immediate increase in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period. The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them. Unlike the shock up 100 basis point scenario, in the shock up 200 or 300 basis point scenarios it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive and thus net interest income could be negatively impacted. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed August 21, 2015)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 9, 2015	By	/s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By	/s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

By	/s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief Accounting Officer
(principal accounting officer)