Form 10-K
period 2015-12-31
FIRST OF LONG ISLAND CORP
filed 2016-03-15
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact Name Of Registrant As Specified In Its Charter)

New York	11-2672906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	(516) 671-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 par value per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2015, the last business day of the Corporation’s most recently completed second fiscal quarter, was $370,680,627. This value was computed by reference to the price at which the stock was last sold on June 30, 2015 and excludes $17,277,987 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, February 29, 2016
Common Stock, $.10 par value	14,202,222

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2016 are incorporated by reference into Part III.

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

The Bank did not commence, abandon or significantly change any of its lines of business during 2015.

Markets Served and Products Offered

The Bank serves the financial needs of privately owned businesses, professionals, consumers, public bodies and other organizations primarily in Nassau and Suffolk Counties, Long Island, and the boroughs of New York City. The Bank’s head office is located in Glen Head, New York, and the Bank has thirty-one other full service branches, including a branch opened in February 2016, ten commercial banking offices and two select service banking centers. Included in these totals are two full service branches in Queens and two commercial banking offices in Manhattan. The Bank continues to evaluate potential new branch sites on Long Island and in the boroughs of New York City.

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

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

●    Account Reconciliation Services

●    ACH Origination

●    ATM Banking and Deposit Automation

●    Bank by Mail

●    Bill Payment

●    Cash Management Services

●    Collection Services

●    Controlled Disbursement Accounts

●    Drive-Through Banking

●    Foreign Currency Sales and Purchases

●    Healthcare Remittance Automation

●    Instant Issue Debit Cards

●    Lock Box Services

●    Merchant Credit Card Services

●    Mobile Banking

●    Mobile Capture

●    Mutual Funds, Annuities and Life Insurance

●    Night Depository Services

●    Online Banking

●    Payroll Services

●    Personal Money Orders

●    Remote Deposit

●    Safe Deposit Boxes

●    Securities Transactions

●    Signature Guarantee Services

●    Telephone Banking

●    Travelers Checks

●    Investment Management and Trust Services

●    Wire Transfers - Domestic and International

●    Withholding Tax Depository Services

Competition

The Bank encounters substantial competition in its banking business from numerous other financial services organizations that have offices located in the communities served by the Bank. Principal competitors are money center, large regional and community banks located within the Bank’s market area, as well as mortgage brokers, brokerage firms and credit unions. The Bank competes for loans based on the quality of service it provides, loan structure, competitive pricing and branch locations, and competes for deposits by offering a high level of customer service, paying competitive rates and through the geographic distribution of its branch system.

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

At year-end 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2015, $445.2 million of the Corporation’s municipal securities were rated AA or better and $3.4 million were non-rated bonds issued by local municipalities. The Corporation’s pass-through mortgage securities portfolio at December 31, 2015 is comprised of $55.2 million, $91.3 million and $1.3 million of securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), respectively. Each issuer’s pass-through mortgage securities are backed by residential mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities. All of the Corporation’s CMOs were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities. GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities. Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of Fannie Mae and Freddie Mac, which are U.S. government-sponsored agencies, do not.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Board Loan Committee and contained in the Bank’s loan policies. The loan policies allow for exceptions and set forth specific exception approval requirements. Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan and the value of the collateral, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), banking agency guidance and, for those loans in excess of $250,000, be reviewed by the Bank’s independent appraisal review function.

The Bank conducts its lending activities out of its main office in Glen Head, New York and its Suffolk County regional office in Hauppauge, New York. The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the boroughs of New York City. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity lines, commercial and industrial loans, small business credit scored loans, construction and land development loans, consumer loans and commercial and standby letters of credit. The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates or the Federal Home Loan Bank of New York advance rates.

Residential mortgage loans in excess of $1.0 million and other loans in excess of $500,000 generally require the approval of the Management Loan Committee. Loans in excess of $10.0 million require the approval of two non-management members of the Board Loan Committee and those in excess of $15.0 million require the recommendation of the Management Loan Committee and the approval of a majority of the Board of Directors. If there has been no deterioration in risk rating, an existing credit facility over $15.0 million may be extended for twelve months or less with the approval of two non-management members of the Board Loan Committee.

Commercial and Industrial Loans. Commercial and industrial loans include, among other things, short-term business loans and lines of credit; term and installment loans; loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts or general business assets; and small business credit scored loans. The Bank makes commercial and industrial loans on a demand basis, short-term basis, or installment basis. Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle. Lines of credit are reaffirmed annually and generally require an annual cleanup period. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.

Small Business Credit Scored Loans. The Bank makes small business credit scored loans and issues VISA® credit cards to businesses that generally have annual sales at the time of application of less than $2 million. Most of these loans are in the form of revolving credit lines and, depending on the type of business, the maximum amount generally ranges from $150,000 to $400,000. Others are installment loans made to finance business automobiles, trucks and equipment and can be secured by the asset financed and/or deposit accounts with the Bank. Both installment loans and revolving credit commitments generally have maturities up to sixty months. Business profile reports are used in conjunction with credit reports and FICO (Fair Isaac Corporation) small business score cards for loan underwriting and decision making purposes. Credit and FICO small business risk scores enable the Bank to quickly and efficiently identify and approve loans to low-risk business applicants and decline loans to high-risk business applicants. Moderate risk applicants may require further evaluation before a decision to approve or decline is made. Outstanding balances on small business credit scored loans and business credit cards amounted to $10.4 million at December 31, 2015.

Real Estate Mortgage Loans and Home Equity Lines. The Bank makes residential and commercial mortgage loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. Commercial and residential mortgage loans are made with terms not in excess of thirty years. Fixed rate residential mortgage loans with terms greater than twenty years are generally not maintained in the Bank’s portfolio. Many of the residential mortgage loans made by the Bank in recent years reprice in five, seven or ten years and then every year thereafter. Commercial mortgage loans generally reprice within five years and home equity lines generally mature within ten years. Depending on the type of property, the Bank’s usual practice is to lend no more than 80% of appraised value on residential mortgage, home equity and commercial mortgage loans. The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

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

Construction Loans. From time to time, the Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally one year or less and advances are made as the construction progresses. The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. Variable rate construction and land development loans are included in Commercial Mortgages on the Consolidated Balance Sheet and amounted to $900,000 at December 31, 2015.

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

The Bank relies primarily on customer service, calling programs, lending relationships, referral sources, competitive pricing and advertising to attract and retain local deposits. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

Employees

As of December 31, 2015, the Bank had 302 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

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

As a national bank, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), as well as the Federal Deposit Insurance Corporation (“FDIC”). Insured banks, such as the Bank, are subject to extensive regulation of many aspects of their businesses. These regulations relate to, among other things: (i) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (ii) types and amounts of other investments; (iii) branching; (iv) permissible activities; (v) reserve requirements; and (vi) dealings with officers, directors and affiliates.

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are having an impact on the Corporation and the Bank. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to principal federal banking regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary federal regulator, although the CFPB has limited back-up authority to examine such institutions.

Bank Holding Company Regulation. The BHC Act requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHC Act, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring 5% or more of the voting stock of any company engaging in, activities other than (i) banking or managing or controlling banks, (ii) furnishing services to or performing services for their subsidiaries or (iii) activities that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Payment of Dividends. The principal source of the Corporation’s liquidity is dividends from the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status and absent affirmative governmental approvals, during 2016 the Bank could declare dividends to the Corporation of approximately $37.6 million plus any 2016 net profits retained to the date of the dividend declaration.

In addition, the Corporation and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimum capital levels. The Federal Reserve Board is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of declaring a dividend that exceeds earnings for the quarter and should inform the Federal Reserve and should eliminate, defer or significantly reduce dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

Capital Requirements. As a bank holding company, the Corporation is subject to consolidated regulatory capital requirements administered by the Federal Reserve. The Bank is subject to similar capital requirements administered by the OCC.

On January 1, 2015, the Corporation and the Bank implemented the Basel III regulatory capital standards (“Basel III” or “final rule”) issued by the Federal Reserve Board and the OCC. Under the Basel III capital requirements, the Corporation and the Bank are required to maintain minimum ratios of capital to assets as follows: 4.00% for Tier 1 Capital to average assets, 4.50% for Common Equity Tier 1 Capital to risk weighted assets, 6.00% for Tier 1 Capital to risk weighted assets and 8.00% for Total Capital to risk weighted assets. Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital, risk weighted assets and average assets are defined in the Basel III rules. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements at December 31, 2015.

The final rule also phases-in a capital conservation buffer from 2016 through 2019. The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers. The capital ratio phase-in schedule, including the capital conservation buffer, for banks with $250 billion or less in total assets is as follows:

	2015	2016	2017	2018	2019
Minimum Leverage Measure (%)	4.0	4.0	4.0	4.0	4.0
Minimum Common Equity Tier 1 Risk-Based Capital ("RBC") (%)	4.5	4.5	4.5	4.5	4.5
Capital Conservation Buffer (%)	N/A	.625	1.25	1.875	2.5
Minimum Common Equity Tier 1 RBC with Capital Conservation Buffer (%)	4.5	5.125	5.75	6.375	7.0
Minimum Tier 1 RBC (%)	6.0	6.0	6.0	6.0	6.0
Minimum Tier 1 RBC with Capital Conservation Buffer (%)	6.0	6.625	7.25	7.875	8.5
Minimum Total RBC (%)	8.0	8.0	8.0	8.0	8.0
Minimum Total RBC with Capital Conservation Buffer (%)	8.0	8.625	9.25	9.875	10.5

Prompt Corrective Action Regulations. The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the Federal banking agencies to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the prompt corrective action (“PCA”) regulations: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The PCA thresholds established by Basel III for each of the capital tiers is as follows:

	Total RBC Measure (%)	Tier 1 RBC Measure (%)	Common Equity Tier 1 RBC Measure (%)	Leverage Measure (%)
Well Capitalized	≥ 10	≥ 8	≥ 6.5	≥ 5
Adequately Capitalized	≥ 8	≥ 6	≥ 4.5	≥ 4
Undercapitalized	< 8	< 6	< 4.5	< 4
Significantly Undercapitalized	< 6	< 4	< 3	< 3
Critically Undercapitalized	Tangible equity to total assets ≤ 2

The Bank was well capitalized under the Basel III PCA thresholds at December 31, 2015.

Deposit Insurance. The FDIC imposes an assessment on financial institutions for deposit insurance. The assessment is based on the risk category of the institution, the institution’s average total assets and average tangible equity. The FDIC periodically adjusts the deposit insurance assessment rates, which may raise or lower the cost to an institution of maintaining FDIC insurance coverage.

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

Safety and Soundness Standards. The FDIA requires the Federal bank regulatory agencies to prescribe standards, through regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the Federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying one or more of the safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the PCA provisions of the FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB plus 0.15% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations. At December 31, 2015, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Availability of Reports

The Bank maintains a website at www.fnbli.com. The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Bank’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports go to the homepage of the Bank’s website and click on “Investor Relations,” then click on “SEC Filings,” and then click on “Corporate SEC Filings.” This will bring you to a listing of the Corporation’s reports maintained on the SEC’s EDGAR website. You can then click on any report to view its contents.

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

Credit risk in the Bank’s loan portfolio has been addressed by adopting a board committee approved loan policy and by maintaining independent loan and appraisal review functions and an independent credit department. The loan policy contains what the Corporation believes to be prudent underwriting guidelines, which include, among other things, specific loan approval requirements, maximum loan terms, loan to appraised value and debt service coverage limits for mortgage loans, credit score minimums and environmental study requirements.

The credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national economic conditions and environmental contamination. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2015, multifamily loans amounted to approximately $572 million and comprised approximately 55% of the Bank’s total commercial mortgage portfolio and approximately 27% of the Bank’s total loans secured by real estate. The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled. Such cash flows are dependent on the strength of the local economy.

Although the economy has improved somewhat, national and local economic conditions continue to be suboptimal. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through its collection efforts. Environmental impairment of properties securing mortgage loans is also a risk. However, at the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Allowance for Loan Loss Risk

The Bank maintains an allowance for loan losses in an amount believed to be adequate to absorb probable incurred losses in its loan portfolio. The maintenance of the allowance for loan losses is governed by a board committee approved allowance for loan and lease losses policy. In arriving at the allowance for loan losses, an impairment analysis is performed on each loan where it is probable that the borrower will not be able to make all required principal and interest payments according to contractual terms. In addition, incurred losses for all other loans in the Bank’s portfolio are determined on a pooled basis taking into account, among other things, historical loss experience, delinquencies, economic conditions, trends in nature and volume of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings. Because estimating the allowance for loan losses is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture probable incurred losses in the loan portfolio. The Bank’s allowance may need to be increased based on, among other things, additional information that comes to light after the estimate is made, changes in circumstances, a recommendation by bank regulators based on their review of the Bank’s loan portfolio or the issuance of new accounting standards, such as the finalization and implementation of the Financial Accounting Standards Board’s Proposed Accounting Standards Update 2012-260 – “Financial Instruments – Credit Losses.” The impact of one or more of these factors on the Bank’s allowance could result in the need for a significant increase in the Bank’s provision for loan losses and have a material adverse impact on the Bank’s financial condition and results of operations.

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

A sustained period of low interest rates could adversely affect the Bank’s earnings. When interest rates are low, as they currently are, borrowers tend to refinance higher rate loans at lower rates and prepayments on mortgages and mortgage securities are elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those on the prepaid loans or investment securities. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates adjust to lower rates at their reset dates. The positive impact of lower interest rates on the Bank’s cost of funds is currently constrained because many of the Bank’s deposit products are at historically low rates with little if any room for further reductions, and because the Bank funds a significant portion of its average interest-earning assets with noninterest bearing checking deposits and capital.

Increases in the federal funds target rate could exert upward pressure on non-maturity deposit liability rates. In a period of rising interest rates, the Bank’s loans and investment securities could reprice slower than its interest-bearing liabilities, which could initially have a negative effect on net interest income. Over a longer period of time, the effect on the Bank’s earnings should be positive primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those interest-earning assets funded by noninterest-bearing checking deposits and capital.

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

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the FHLB of New York, has repurchase agreements in place with a number of brokerage firms and commercial banks and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds lines do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.

Market Risk for the Corporation’s Common Stock

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2015, the average market capitalization of companies in the Russell 2000 Index was $1.9 billion, the median market capitalization was $805 million, the capitalization of the largest company in the index was $4.3 billion and the capitalization of the smallest company in the index was $177 million. The Corporation’s market capitalization on December 31, 2015 was approximately $424 million. The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Economic Conditions Risk

Although the economy has improved somewhat, national and local economic conditions continue to show signs of weakness. This poses risks to both the Corporation’s business and the banking industry as a whole. Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; volatile equity markets; and higher cost to attract capital to support growth.

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

In addition, the Bank outsources most of its data processing to TPSPs. If TPSPs encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through TPSPs. The Bank’s website and online banking products have been the target of cyber attacks in the past. While the Bank and its TPSPs believe they have successfully blocked attempts to infiltrate the Bank’s systems, there is always the possibility that successful attacks have not yet been identified.

The Bank has established board committee approved policies to prevent or limit the impact of systems failures, interruptions and security breaches and relies on commonly used security and processing systems to provide the security and authentication necessary for the processing of data. The Bank makes use of logon and user access controls, multifactor and out of band authentication, transaction limits, firewalls, antivirus software, intrusion protection monitoring, vulnerability scans and independent penetration testing. System failures or interruptions are addressed in the Bank’s emergency and disaster recovery policy and its incident response and business continuity plans. In addition, for TPSPs of data processing and other significant services, the Bank obtains and reviews audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

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

Regulatory and Legislative Risk

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the Federal Reserve Board, OCC and FDIC, which also insures the Bank’s deposits. Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of depositors. Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business, including investment practices, lending practices, deposit offerings and capital levels. The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on bank operations and expansion plans, imposing deposit insurance premiums and other assessments, setting required levels for the allowance for loan losses and capital, and imposing restrictions on the ability to pay cash dividends and other capital distributions to stockholders. Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations. The Corporation manages the risk of noncompliance with laws and regulations by having board committee approved compliance policies, hiring and retaining employees with the experience and skills necessary to address compliance on an ongoing basis, and consulting, when necessary with legal counsel and other outside experts on compliance matters.

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

External Events Risk – Weather and Terrorism

Weather-related events have adversely impacted our market area, especially areas located near coastal waters and flood prone areas. Significant flooding and other storm-related damage may become more common in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems, and the metropolitan New York area remains a central target for potential acts of terrorism. Weather-related and terrorist events could cause significant damage, impact the stability of our facilities and result in additional operating expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, results of operations and financial condition.

Competitive Risk

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokers, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have and have greater name recognition and market presence that benefit them in attracting business. In addition, large competitors may be able to price loans and deposits more aggressively than we do. Competitive forces may limit our ability to increase our interest-earning assets. Our profitability depends upon our continued ability to successfully compete in our market area. For additional information see “Item 1 – Business – Competition.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation neither owns nor leases any real estate. Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, New York in a building owned by the Bank.

As of December 31, 2015, the Bank owns a total of twenty-one buildings in fee simple and leases thirty-one other facilities, all of which are in Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2015, there were 661 stockholders of record of the Corporation’s Common Stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. The following table sets forth high and low sales prices and dividends declared, by quarter, for the years ended December 31, 2015 and 2014.

	2015			2014
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared

First	$28.37	$23.25	$.19	$28.58	$24.47	$.17
Second	28.94	23.98	.19	28.15	22.48	.17
Third	28.74	22.81	.20	26.77	22.22	.19
Fourth	31.92	26.04	.20	29.28	22.32	.19

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark and NASDAQ Banks Supersector Indexes over a 5-year measurement period assuming $100 invested on January 1, 2011, and dividends reinvested in the Corporation’s stock.

Issuer Purchase of Equity Securities

The Corporation did not repurchase any shares of its own common stock in the fourth quarter of 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest Income	$92,135	$81,976	$74,851	$76,229	$76,312
Interest Expense	16,529	15,048	12,364	16,127	17,567
Net Interest Income	75,606	66,928	62,487	60,102	58,745
Provision for Loan Losses	4,317	3,189	2,997	3,628	4,061
Net Income	25,890	23,014	21,300	20,393	19,457
PER SHARE DATA:
Basic Earnings	$1.85	$1.67	$1.56	$1.52	$1.48
Diluted Earnings	1.83	1.65	1.55	1.51	1.46
Cash Dividends Declared	.78	.72	.68	.64	.60
Dividend Payout Ratio	42.62%	43.64%	43.87%	42.38%	41.10%
Book Value	$17.78	$16.80	$15.06	$15.21	$14.35
Tangible Book Value	17.76	16.78	15.05	15.19	14.34
BALANCE SHEET DATA AT YEAR END:
Total Assets	$3,130,343	$2,721,494	$2,399,892	$2,108,290	$2,022,407
Loans	2,248,183	1,804,819	1,477,937	1,147,384	985,859
Allowance for Loan Losses	27,256	23,221	20,848	18,624	16,572
Deposits	2,284,675	1,985,025	1,782,128	1,633,076	1,502,868
Borrowed Funds	577,214	481,486	395,463	248,634	309,727
Stockholders' Equity	250,936	233,303	206,556	205,370	189,347
AVERAGE BALANCE SHEET DATA:
Total Assets	$2,897,548	$2,515,103	$2,240,139	$2,057,608	$1,852,611
Loans	1,990,823	1,584,198	1,286,227	1,073,046	947,309
Allowance for Loan Losses	24,531	21,554	19,847	18,098	15,013
Deposits	2,215,883	1,922,172	1,747,888	1,578,233	1,439,647
Borrowed Funds	419,372	347,946	272,737	257,392	226,382
Stockholders' Equity	243,330	224,585	203,125	200,137	174,458
FINANCIAL RATIOS:
Return on Average Assets (ROA)	.89%	.92%	.95%	.99%	1.05%
Return on Average Stockholders' Equity (ROE)	10.64%	10.25%	10.49%	10.19%	11.15%
Average Equity to Average Assets	8.40%	8.93%	9.07%	9.73%	9.42%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – 2015 Versus 2014

Analysis of 2015 Earnings. Net income and earnings per share for 2015 were $25.9 million and $1.83, respectively, representing increases of 12.5% and 10.9%, respectively, over the comparable 2014 amounts. Dividends per share increased 8.3% from $.72 for 2014 to $.78 for 2015. Returns on average assets and average equity for 2015 were .89% and 10.64%, respectively, as compared to .92% and 10.25%, respectively, for 2014.

Net income for 2015 increased $2.9 million over 2014. The increase is attributable to increases in net interest income of $8.7 million, or 13.0%, and noninterest income, before securities gains, of $174,000, or 2.4%. The positive impact of these items on earnings was partially offset by an increase in noninterest expense, before debt extinguishment costs, of $3.6 million, or 8.5%, and increases in the provision for loan losses and income tax expense of $1.1 million and $1.4 million, respectively.

The increase in net interest income was driven by growth in average interest-earning assets of $365.6 million, or 15.0%, as partially offset by a 9 basis point decline in net interest margin. The growth in average interest-earning assets is primarily comprised of growth in the average balances of loans of $406.6 million, or 25.7%, and nontaxable securities of $23.9 million, or 5.8%, partially offset by a decrease in the average balance of taxable securities of $68.8 million, or 16.2%. The growth in the average balance of loans includes growth in commercial and industrial loans of $11.3 million, or 14.8%, a large portion of which resulted from the Bank’s small business credit scored loan initiative. The shift from taxable securities to better yielding loans and nontaxable securities partially mitigated the negative impact on net interest income of a low interest rate environment. The growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $99.0 million, or 15.5%, interest-bearing deposits of $194.7 million, or 15.1%, and long-term debt of $64.5 million, or 21.5%. The increase in long-term debt resulted from management’s desire to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings. Net interest margin declined from 3.03% in 2014 to 2.94% in 2015 as loans were repriced and cash flows were deployed in a low interest rate environment.

The $174,000 increase in noninterest income before securities gains is primarily attributable to real estate and sales tax refunds in 2015 and increases in merchant services income and cash value accretion on bank-owned life insurance. The impact of these items was partially offset by a decrease in service charges on deposit accounts and a net gain during 2014 on the sale of loans held-for-sale. The $3.6 million increase in noninterest expense before debt extinguishment costs is primarily attributable to increases in salaries and employee benefits expense, a growth-related increase in the combined amount of the Bank’s FDIC insurance expense and OCC assessment and a one-time charge resulting from the termination of certain network and communication-related contracts. The impact of these items was partially offset by a decrease in occupancy and equipment expense. The increase in income tax expense is attributable to an increase in pretax earnings and changes in New York City income tax law effective January 1, 2015, partially offset by changes in New York State tax law also effective January 1, 2015.

Analysis of Fourth Quarter 2015 Earnings. Net income for the fourth quarter of 2015 was $6.6 million, an increase of 21.2% over $5.5 million earned in the same quarter of 2014. Earnings per share was $.46 for the fourth quarter of 2015, an increase of 17.9% over $.39 for the same quarter of 2014. The increase in net income is primarily attributable to an increase in net interest income of $3.1 million, or 18.2%, net gains on sales of securities of $191,000 and a decrease in occupancy and equipment expense of $274,000. The positive impact on earnings of these items was partially offset by increases in salaries of $143,000, employee benefits expense of $395,000, other noninterest expense of $257,000, the provision for loan losses of $870,000 and income tax expense of $751,000. The increases in net interest income, salaries, employee benefits expense, other noninterest expense and income tax expense and the decrease in occupancy and equipment expense occurred for substantially the same reasons discussed with respect to the full year periods. The increase in the provision for loan losses was primarily attributable to the fact that the fourth quarter of 2014 included a decline in average annualized historical losses and an improvement in economic conditions.

Asset Quality. The Bank’s allowance for loan losses to total loans (reserve coverage ratio) decreased by 8 basis points from 1.29% at year-end 2014 to 1.21% at December 31, 2015. The decrease in the reserve coverage ratio is primarily due to a continued improvement in economic conditions, partially offset by an increase in specific reserves on loans individually deemed to be impaired.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans, including loans held-for-sale, amounted to $1.4 million, or .06% of total loans outstanding, at December 31, 2015, compared to $1.7 million, or .09%, at December 31, 2014. The decrease in nonaccrual loans is primarily attributable to paydowns and loan sales. Troubled debt restructurings increased $2.5 million during 2015 to $4.5 million at year end. Of this amount, $3.6 million are performing in accordance with their modified terms and $900,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $1.0 million, or .04% of total loans outstanding, at December 31, 2015, compared to $2.2 million, or .12%, at December 31, 2014. Management does not believe that the increase in troubled debt restructurings is indicative of deterioration in the overall credit quality of the Bank’s loan portfolio as the increase was attributed to one lending relationship.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 69% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives. Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system. With respect to loan growth, the Bank plans to continue to prudently manage concentration risk and further develop its broker and correspondent relationships. All loans originated through such relationships are underwritten by Bank personnel. The Bank’s branch distribution system currently consists of 44 branches located in Nassau and Suffolk Counties, Long Island and the boroughs of Queens and Manhattan. The Bank opened a branch in Hewlett, Long Island, in February 2016 and anticipates opening one to two more branches during the remainder of 2016. On an ongoing basis the Bank continues to evaluate sites for further branch expansion. In addition to loan and deposit growth, management will also continue to focus on growing noninterest income from existing and potential new sources.

Challenges We Face. The federal funds target rate increased by twenty-five basis points in December 2015. Further increases could exert upward pressure on non-maturity deposit rates. Intermediate and long-term interest rates are low and volatile and impacted by both national and global forces. Such rates could remain low for the foreseeable future and thereby cause both investing and lending rates to be suboptimal. There is significant price competition for loans in the Bank’s marketplace and little room for the Bank to further reduce its deposit rates. Higher yielding loans continue to prepay and are sometimes replaced with lower yielding loans and there is an ongoing need, from an interest rate risk perspective, to term-fund a portion of the Bank’s loan growth with time deposits and wholesale borrowings. In the current interest rate environment, the spread between lending rates and term-funding rates is relatively small. These factors will make it difficult to improve net interest margin and could result in a decline in net interest margin from its current level and inhibit earnings growth for the foreseeable future.

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

Net income for 2014 increased $1.7 million over 2013. The increase was attributable to increases in net interest income of $4.4 million, or 7.1%, and noninterest income of $356,000, or 5.1%, as partially offset by an increase in noninterest expense of $2.5 million, or 6.4%, and increases in the provision for loan losses and income tax expense of $192,000 and $360,000, respectively.

The increase in net interest income was driven by growth in average interest-earning assets of $268.4 million, or 12.4%, as partially offset by a 15 basis point decline in net interest margin. The growth in average interest-earning assets was primarily comprised of growth in the average balances of loans of $298.0 million, or 23.2%, and nontaxable securities of $38.8 million, or 10.3%, as partially offset by a decrease in the average balance of taxable securities of $71.9 million, or 14.5%. The shift from taxable securities to loans and nontaxable securities partially mitigated the negative impact on net interest income of a low interest rate environment. Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of long-term debt of $114.9 million, or 62.1%, interest-bearing deposits of $107.0 million, or 9.1%, and noninterest-bearing checking deposits of $67.2 million, or 11.8%. Net interest margin declined from 3.18% in 2013 to 3.03% in 2014 as loans were repriced and cash flows were deployed in a low interest rate environment.

The $356,000 increase in noninterest income was primarily attributable to an increase in Investment Management Division income and increases in net gains on sales of securities and loans held-for-sale, as partially offset by a reduction in real estate tax refunds. The $2.5 million increase in noninterest expense was comprised of increases in salaries, occupancy and equipment expense and other noninterest expense, as partially offset by a decrease in employee benefits expense.

Analysis of Fourth Quarter 2014 Earnings. Net income for the fourth quarter of 2014 was $5.5 million, an increase of 5.5% over $5.2 million earned in the same quarter of 2013. The increase was primarily attributable to an increase in net interest income of $1.1 million and a decrease in income tax expense of $486,000, as partially offset by an increase in noninterest expense of $1.3 million. The increase in net interest income occurred for substantially the same reasons discussed with respect to the full year periods. The decrease in income tax expense was primarily attributable to changes in New York State tax law that became effective beginning on January 1, 2015. Earnings per share was $.39 for the fourth quarter of 2014, an increase of 5.4% over $.37 for the same quarter of 2013.

Asset Quality. The Bank’s allowance for loan losses to total loans (reserve coverage ratio) was 1.29% at December 31, 2014 compared to 1.41% at year-end 2013. The reserve coverage ratio decreased primarily due to a continued improvement in economic conditions, a reduction in watch, special mention and substandard loans and a decrease in specific reserves on loans individually deemed to be impaired. The $3.2 million provision for loan losses for 2014 was primarily attributable to loan growth and net chargeoffs, as partially offset by continued improvement in economic conditions, a reduction in watch, special mention and substandard loans and a decrease in specific reserves on loans individually deemed to be impaired. The $3.0 million provision for loan losses for 2013 was primarily attributable to loan growth and net chargeoffs, as partially offset by an improvement in economic conditions, a decrease in historical loss rates used to determine the allowance for loan losses and a decrease in specific reserves on loans individually deemed to be impaired.

The credit quality of the Bank’s loan portfolio remained excellent at December 31, 2014, with nonaccrual loans amounting to $1.7 million, or .09% of total loans outstanding. Troubled debt restructurings totaled $2.0 million at December 31, 2014. Of this amount, $704,000 were performing in accordance with their modified terms and $1.3 million were nonaccrual and included in the aforementioned amount of nonaccrual loans. Additionally, loans past due 30 through 89 days at December 31, 2014 amounted to $2.2 million, or .12% of total loans outstanding. The credit quality of the Bank’s securities portfolio also remained excellent at December 31, 2014. The Bank’s mortgage securities were backed by mortgages underwritten on conventional terms, with 82% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consisted of high quality, general obligation municipal securities rated AA or better by major rating agencies.

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

The Bank’s Allowance for Loan and Lease Losses Committee (“ALLL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Board Loan Committee reviews and approves the Bank’s Allowance for Loan and Lease Losses Policy at least once each calendar year. The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the OCC whose safety and soundness examination includes a determination as to its adequacy to absorb probable incurred losses.

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

	2015			2014			2013
	Average	Interest/	Average	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
	(dollars in thousands)
Assets:
Interest-bearing bank balances	$20,568	$52	.25%	$16,675	$36	.22%	$13,166	$34	.26%
Investment securities:
Taxable	355,177	7,939	2.24	423,929	9,323	2.20	495,818	10,130	2.04
Nontaxable (1)	438,835	20,585	4.69	414,972	20,315	4.90	376,131	19,342	5.14
Loans (1)	1,990,823	70,572	3.54	1,584,198	59,224	3.74	1,286,227	51,940	4.04
Total interest-earning assets	2,805,403	99,148	3.53	2,439,774	88,898	3.64	2,171,342	81,446	3.75
Allowance for loan losses	(24,531)			(21,554)			(19,847)
Net interest-earning assets	2,780,872			2,418,220			2,151,495
Cash and due from banks	28,665			26,608			28,328
Premises and equipment, net	29,011			26,429			24,747
Other assets	59,000			43,846			35,569
	$2,897,548			$2,515,103			$2,240,139
Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$1,159,573	2,564	.22	$972,136	1,955	.20	$925,044	2,302	.25
Time deposits	320,626	5,987	1.87	313,318	6,171	1.97	253,369	5,040	1.99
Total interest-bearing deposits	1,480,199	8,551	.58	1,285,454	8,126	.63	1,178,413	7,342	.62
Short-term borrowings	55,134	183	.33	48,220	148	.31	87,882	288	.33
Long-term debt	364,238	7,795	2.14	299,726	6,774	2.26	184,855	4,734	2.56
Total interest-bearing liabilities	1,899,571	16,529	.87	1,633,400	15,048	.92	1,451,150	12,364	.85
Checking deposits	735,684			636,718			569,475
Other liabilities	18,963			20,400			16,389
	2,654,218			2,290,518			2,037,014
Stockholders' equity	243,330			224,585			203,125
	$2,897,548			$2,515,103			$2,240,139
Net interest income (1)		$82,619			$73,850			$69,082
Net interest spread (1)			2.66%			2.72%			2.90%
Net interest margin (1)			2.94%			3.03%			3.18%

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was calculated as $1.52 for each period presented using the statutory Federal income tax rate.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	2015 versus 2014 Increase (decrease) due to changes in:				2014 versus 2013 Increase (decrease) due to changes in:
	Volume	Rate	Rate/ Volume (1)	Net Change	Volume	Rate	Rate/ Volume (1)	Net Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$8	$6	$2	$16	$9	$(6)	$(1)	$2
Investment securities:
Taxable	(1,512)	153	(25)	(1,384)	(1,469)	774	(112)	(807)
Nontaxable	1,168	(849)	(49)	270	1,997	(928)	(96)	973
Loans	15,201	(3,066)	(787)	11,348	12,033	(3,855)	(894)	7,284
Total interest income	14,865	(3,756)	(859)	10,250	12,570	(4,015)	(1,103)	7,452

Interest Expense:
Savings, NOW & money market deposits	377	195	37	609	117	(442)	(22)	(347)
Time deposits	144	(320)	(8)	(184)	1,193	(50)	(12)	1,131
Short-term borrowings	21	12	2	35	(130)	(18)	8	(140)
Long-term debt	1,458	(360)	(77)	1,021	2,942	(556)	(346)	2,040
Total interest expense	2,000	(473)	(46)	1,481	4,122	(1,066)	(372)	2,684
Increase (decrease) in net interest income	$12,865	$(3,283)	$(813)	$8,769	$8,448	$(2,949)	$(731)	$4,768

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income – 2015 Versus 2014

Net interest income on a tax-equivalent basis was $82.6 million in 2015, an increase of $8.8 million, or 11.9%, from $73.9 million in 2014. The increase resulted from an increase in average interest-earning assets of $365.6 million, or 15.0%, as partially offset by a 9 basis point decline in net interest margin.

The increase in average interest-earning assets was primarily attributable to growth in the average balances of loans of $406.6 million, or 25.7%, and nontaxable securities of $23.9 million, or 5.8%, partially offset by a decrease in the average balance of taxable securities of $68.8 million, or 16.2%. The growth in the average balance of loans includes growth in commercial and industrial loans of $11.3 million, or 14.8%, a large portion of which resulted from the Bank’s small business credit scored loan initiative. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns, and broker relationships for both residential and commercial mortgages.

The growth in loans and nontaxable securities of $406.6 million and $23.9 million, respectively, to the extent not funded by the decline in taxable securities of $68.8 million, was funded by growth in the average balances of noninterest-bearing checking deposits of $99.0 million, or 15.5%, interest-bearing deposits of $194.7 million, or 15.1%, and long-term debt of $64.5 million, or 21.5%. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth. The increase in long-term debt resulted from management’s desire to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.

Intermediate and long-term interest rates remain low and volatile. In a low interest rate environment: (1) loans are sometimes originated and investments are sometimes made at yields lower than existing portfolio yields; (2) some loans prepay in full resulting in the immediate writeoff of deferred costs while the rates on other loans are modified downward; (3) prepayment speeds on mortgage securities are elevated resulting in the faster amortization of purchase premiums; (4) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is suppressed; and (5) the Bank’s ability to reduce deposit rates diminishes. These factors are primarily responsible for a 9 basis point decline in net interest margin and a 6 basis point decline in net interest spread when comparing 2015 to 2014. These factors also explain why strong growth in the average balance of loans of 25.7% was accompanied by lesser growth of 13.0% in net interest income. Although net interest margin declined when comparing 2015 to 2014, it was relatively stable throughout 2015 amounting to 2.91% in quarter one, 2.94% in quarters two and three and 2.98% in quarter four.

Net Interest Income – 2014 Versus 2013

Net interest income on a tax-equivalent basis was $73.9 million in 2014, an increase of $4.8 million, or 6.9%, from $69.1 million in 2013. The increase resulted from an increase in average interest-earning assets of $268.4 million, or 12.4%, as partially offset by a 15 basis point decline in net interest margin.

The increase in average interest-earning assets was primarily attributable to growth in the average balances of loans of $298.0 million, or 23.2%, and nontaxable securities of $38.8 million, or 10.3%, as partially offset by a decrease in the average balance of taxable securities of $71.9 million, or 14.5%. Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well. Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of long-term debt of $114.9 million, or 62.1%, noninterest-bearing checking deposits of $67.2 million, or 11.8%, time deposits of $59.9 million, or 23.7%, and savings, NOW and money market deposits of $47.1 million, or 5.1%.

Intermediate and long-term interest rates remained low and volatile during 2014. Because loans repriced and cash flows were deployed in a low interest rate environment, net interest margin declined from 3.18% in 2013 to 3.03% in 2014. The decline in net interest margin resulted in net interest income increasing only $4.4 million, or 7.1%, despite significantly higher growth in the average balances of loans and noninterest-bearing checking deposits.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities gains increased $174,000, or 2.4%, when comparing 2015 to 2014. The increase is primarily attributable to real estate and sales tax refunds of $204,000 and $91,000, respectively, an increase in cash value accretion on bank-owned life insurance of $359,000 and an increase in merchant services income of $76,000. The positive impact of these items was partially offset by a decrease in service charges on deposit accounts of $397,000 resulting largely from a decrease in deposit account overdraft activity and a net gain of $165,000 during 2014 on the sale of loans held-for-sale. Cash value accretion increased primarily because of a fourth quarter 2014 purchase of bank-owned life insurance with an initial cash value of $16.9 million. Also contributing to the increase in noninterest income was the successful deployment in recent years of a variety of noninterest income initiatives including debit cards, ATM banking and merchant services as noted above. Total income from these initiatives grew to $834,000 in 2015 compared to $715,000 in 2014.

Noninterest income increased $356,000, or 5.1%, when comparing 2014 to 2013. The increase was primarily attributable to an increase in Investment Management Division income of $186,000 and increases in net gains on sales of securities and loans held-for-sale of $125,000 and $165,000, respectively, as partially offset by a $72,000 reduction in real estate tax refunds. Also contributing to the increase in noninterest income were increases in charge card fees, debit card interchange fees and income from the sale of mutual funds and annuities. The increase in Investment Management Division income resulted from appreciation in the market value of assets under management and, to a lesser extent, new business and an updated fee schedule.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense before debt extinguishment costs increased $3.6 million, or 8.5%, when comparing 2015 to 2014. The increase was primarily comprised of an increase in salaries of $1.8 million, or 9.5%, an increase in employee benefits expense of $1.2 million, or 24.6%, a growth-related increase in the combined amount of FDIC insurance expense and the Bank’s OCC assessment of $250,000 and a one-time charge of $77,000 resulting from the termination of certain network and communication-related contracts. The impact of these items was partially offset by a decrease in occupancy and equipment expense of $82,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office and normal annual salary adjustments, partially offset by lower stock-based compensation expense. The decrease in stock-based compensation expense is mainly attributable to stock awards granted in the fourth quarter of 2014 with a value of $358,000 that vested and were expensed immediately. The increase in employee benefits expense is largely due to an increase in incentive compensation cost, an increase in payroll tax expense resulting from additions to staff, an increase in group health insurance expense resulting from increases in staff count and the rates being paid for group health insurance and an increase in supplemental executive retirement expense. The decrease in occupancy and equipment expense is primarily attributable to a $453,000 decrease in maintenance and repairs expense, mostly offset by increases in rent, real estate taxes and depreciation of newly-opened branches and expanded back-office space. Over the last two years, the Bank opened six new branches, relocated an existing branch to a larger facility and significantly expanded its loan operations department.

Noninterest expense increased $2.5 million, or 6.4%, when comparing 2014 to 2013. The increase was comprised of increases in salaries of $1.7 million, or 10.1%, occupancy and equipment expense of $1.2 million, or 15.8%, and other noninterest expense of $279,000, or 3.0%, as partially offset by a decrease in employee benefits expense of $684,000, or 12.4%. The increase in salaries was primarily due to higher stock-based compensation expense of $919,000, branch openings, additions to staff in the back office and normal annual salary adjustments. The increase in stock-based compensation expense was primarily attributable to an increase in the value of awards granted in 2014, and a reduction in the estimated number of shares to be issued upon the vesting of restricted stock units (“RSUs”) and forfeitures of some outstanding awards in 2013. Awards granted in 2014 included 13,823 RSUs with a value of $358,000 that vested immediately. The increase in occupancy and equipment expense was largely due to new branch openings and increases in general maintenance and repairs expense, snow removal costs and the cost of servicing equipment. The increase in other noninterest expense included an increase in marketing expense and growth-related increases in FDIC insurance expense and the Bank’s OCC assessment. The decrease in employee benefits expense was primarily attributable to a decrease in pension expense resulting from favorable performance of plan assets during 2013 and a decrease in the plan’s benefit obligation at year-end 2013 caused by an increase in long-term interest rates.

Income Taxes

Income tax expense as a percentage of pre-tax book income (“effective tax rate”) was 22.4%, 20.9% and 21.2% in 2015, 2014 and 2013, respectively. Among other things, the Corporation’s effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of bank-owned life insurance and maintenance of a captive REIT.

2015 Versus 2014. The Corporation’s effective tax rate increased from 20.9% in 2014 to 22.4% in 2015. As discussed hereinafter, this primarily resulted from the combined impact of changes in New York State and New York City income tax laws, a reduction in tax-exempt income as a percentage of pre-tax book income and the progressive nature of the corporate federal income tax.

Effective January 1, 2015, both New York State and New York City substantially revised their income tax law. The New York State banking corporation franchise tax under Article 32 was repealed and banks are now subject to a general corporation franchise tax under a substantially revised Article 9A. New York City made conforming changes to their tax law and replaced the bank franchise tax with a new corporate tax contained in subchapter 3-A of chapter 6 of title 11 of New York City’s administrative code.

In response to the changes in New York State and New York City income tax laws, the Corporation adjusted its deferred New York State and New York City income tax liability accounts. The adjustment of the New York State deferred tax liability account was made in 2014 and resulted in a one-time net credit to income tax expense of $318,000 and a reduction in the effective tax rate for 2014 of 1.1%. The adjustment of the New York City deferred tax liability account was made in the second quarter of 2015 and resulted in a one-time net charge to income tax expense of $402,000 and an increase in the effective tax rate for 2015 of 1.2%. The timing of these New York State and New York City adjustments was based on the enactment dates of the respective legislation.

Aside from the one-time charges and credits, management estimates that the law changes in combination with additional funding of the Corporation’s captive REIT served to reduce the Corporation’s 2015 net New York State income tax expense by approximately $875,000 and increase its net New York City income tax expense by approximately $41,000. Together, this resulted in a net decrease in the Corporation’s 2015 effective tax rate of 2.5%.

Also impacting the Corporation’s effective tax rate in 2015 was a decline in the percentage of pre-tax book income represented by tax-exempt income and the progressive nature of the corporate federal income tax. Income on tax-exempt securities, tax-exempt loans and bank-owned life insurance declined from 48% of pre-tax book income in 2014 to 43.4% in 2015. In addition, in 2015 the Corporation’s federal taxable income grew to the point that it was taxed at a 35% rate rather than a portion, as in prior years, being taxed at 34%. These two items together resulted in an increase in the Corporation’s 2015 effective tax rate of approximately 2.0%.

2014 Versus 2013. The Corporation’s effective tax rate declined from 21.2% in 2013 to 20.9% in 2014 as a result of the aforementioned adjustment of the NYS deferred income tax liability account in 2014. The impact of this adjustment was partially offset by a decline in the percentage of pre-tax book income represented by income on tax-exempt securities, tax-exempt loans and bank-owned life insurance from 49.3% in 2013 to 48% in 2014.

Financial Condition

Total assets were $3.1 billion at December 31, 2015, an increase of $408.8 million, or 15.0%, from the previous year-end. The increase was primarily attributable to growth in loans of $443.4 million, or 24.6%, partially offset by a decrease in available-for-sale securities of $36.4 million, or 4.7%. The increase in loan volume and change in the mix of the Bank’s interest-earning assets helped to offset the negative impact on earnings of the decline in net interest margin caused by the low interest rate environment.

Asset growth during 2015 was largely funded by deposit growth and increases in short-term borrowings, long-term debt and stockholders’ equity. Total deposits grew $299.7 million, or 15.1%, to $2.3 billion, short-term borrowings grew $75.0 million, or 55.0%, to $211.5 million, and long-term debt grew $20.7 million, or 6.0%, to $365.7 million, at December 31, 2015. For the year, noninterest-bearing checking deposits increased $122.2 million, or 18.6%, savings, NOW and money market deposits increased $195.6 million, or 19.6%, and time deposits decreased $18.2 million, or 5.5%. The increase in short-term borrowings was mainly attributable to seasonal run-off of deposit balances at the end of 2015 and a $145.3 million, or 6.9%, increase in loans during the fourth quarter.

Investment Securities. The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2015, 2014 and 2013.

	2015	2014	2013
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$12,922	$19,836	$27,968
Pass-through mortgage securities	576	856	1,878
Collateralized mortgage obligations	873	1,141	2,258
	$14,371	$21,833	$32,104
Available-for-Sale Securities:
State and municipals	$435,693	$411,797	$356,553
Pass-through mortgage securities	147,265	131,181	151,818
Collateralized mortgage obligations	154,742	231,167	276,422
	$737,700	$774,145	$784,793

The following table presents the maturities and weighted average yields of the Bank’s investment securities at December 31, 2015.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-Maturity Securities:
State and municipals (2)	$3,407	3.78%	$6,714	5.99%	$2,237	6.07%	$564	6.27%
Pass-through mortgage securities	-	-	-	-	196	6.18	380	5.20
Collateralized mortgage obligations	-	-	-	-	-	-	873	5.30
	$3,407	3.78%	$6,714	5.99%	$2,433	6.08%	$1,817	5.58%

Available-for-Sale Securities: (3)
State and municipals (2)	$10,565	5.68%	$35,334	4.22%	$163,520	4.13%	$226,274	5.29%
Pass-through mortgage securities	-	-	494	12.73	81,199	1.56	65,572	2.06
Collateralized mortgage obligations	-	-	2,012	3.10	25,390	1.60	127,340	2.29
	$10,565	5.68%	$37,840	4.27%	$270,109	3.12%	$419,186	3.87%

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

During 2015, the Bank received cash dividends totaling $842,000 on its Federal Reserve Bank and Federal Home Loan Bank of New York stock, representing an average yield of 4.08%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Commercial and industrial	$93,056	$77,140	$71,818	$54,339	$42,572
Commercial mortgages:
Multifamily	572,322	529,093	469,486	278,503	229,925
Other	348,909	222,537	162,874	141,986	140,738
Owner-occupied	115,100	107,345	83,651	83,879	89,919
Residential mortgages:
Closed end	1,025,215	779,994	605,343	502,367	386,478
Revolving home equity	87,848	83,109	77,581	81,975	91,630
Consumer and other	5,733	5,601	7,184	4,335	4,597
	2,248,183	1,804,819	1,477,937	1,147,384	985,859
Allowance for loan losses	(27,256)	(23,221)	(20,848)	(18,624)	(16,572)
	$2,220,927	$1,781,598	$1,457,089	$1,128,760	$969,287

Maturity and rate information for commercial and industrial loans outstanding at December 31, 2015 is set forth below.

	Maturity
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial and industrial:
Fixed rate	$203	$14,525	$8,108	$22,836
Variable rate	36,107	29,457	4,656	70,220
	$36,310	$43,982	$12,764	$93,056

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

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Nonaccrual loans (includes loans held-for-sale):
Troubled debt restructurings	$900	$1,280	$2,548	$2,430	$1,637
Other	535	424	1,948	1,668	1,574
Total nonaccrual loans	1,435	1,704	4,496	4,098	3,211
Loans past due 90 days or more and still accruing	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Total nonperforming assets	1,435	1,704	4,496	4,098	3,211
Troubled debt restructurings - performing	3,581	704	541	1,953	3,757
Total risk elements	$5,016	$2,408	$5,037	$6,051	$6,968

Nonaccrual loans as a percentage of total loans	.06%	.09%	.30%	.36%	.33%
Nonperforming assets as a percentage of total loans and other real estate owned	.06%	.09%	.30%	.36%	.33%
Risk elements as a percentage of total loans and other real estate owned	.22%	.13%	.34%	.53%	.71%

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Gross interest income on nonaccrual loans and troubled debt restructurings:
Amount that would have been recorded during the year under original terms	$276	$127	$311	$365	$369
Actual amount recorded during the year	171	33	60	134	246

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

	December 31, 2015
	Internally Assigned Risk Rating
	Pass				Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$1,882	$1,085	$88,983	$1,106	$-	$-	$-	$93,056
Commercial mortgages:
Multifamily	-	42,432	525,035	-	4,855	-	-	572,322
Other	-	7,576	338,843	900	-	1,590	-	348,909
Owner-occupied	622	2,060	107,959	3,865	-	594	-	115,100
	$2,504	$53,153	$1,060,820	$5,871	$4,855	$2,184	$-	$1,129,387

	December 31, 2014
Commercial and industrial	$1,737	$2,033	$73,114	$65	$-	$191	$-	$77,140
Commercial mortgages:
Multifamily	-	39,849	479,425	7,610	1,906	303	-	529,093
Other	-	14,495	205,502	900	-	1,640	-	222,537
Owner-occupied	622	2,494	103,327	-	-	902	-	107,345
	$2,359	$58,871	$861,368	$8,575	$1,906	$3,036	$-	$936,115

Risk ratings of the Corporation’s residential mortgage loans, home equity lines and other consumer loans are set forth in the tables below. Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

	December 31, 2015
	Internally Assigned Risk Rating
	Pass				Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$955,740	$49,719	$14,934	$1,025	$-	$3,797	$-	$1,025,215
Revolving home equity	76,820	5,861	4,645	-	-	522	-	87,848
Consumer and other	4,751	680	12	-	-	-	-	5,443
	$1,037,311	$56,260	$19,591	$1,025	$-	$4,319	$-	$1,118,506

	December 31, 2014
Residential mortgages:
Closed end	$720,093	$41,882	$15,871	$1,066	$-	$1,082	$-	$779,994
Revolving home equity	70,948	6,552	5,230	99	-	280	-	83,109
Consumer and other	4,836	160	126	-	-	-	-	5,122
	$795,877	$48,594	$21,227	$1,165	$-	$1,362	$-	$868,225

Deposit account overdrafts are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

Allowance and Provision for Loan Losses. The allowance for loan losses increased by $4.0 million during 2015, amounting to $27.3 million, or 1.21% of total loans, at December 31, 2015, as compared to $23.2 million, or 1.29% of total loans, at December 31, 2014. The decrease of 8 basis points in the reserve coverage ratio was primarily due to a continued improvement in economic conditions, partially offset by an increase in specific reserves on loans individually deemed to be impaired.

During 2015, the Bank had loan chargeoffs and recoveries of $369,000 and $87,000, respectively, and recorded a $4.3 million provision for loan losses. The $4.3 million provision for loan losses for 2015 was primarily attributable to loan growth, net chargeoffs and a $368,000 increase in specific reserves on loans individually deemed to be impaired, partially offset by a continued improvement in economic conditions. The $3.2 million provision for loan losses for 2014 was primarily attributable to loan growth and net chargeoffs, partially offset by an improvement in economic conditions, a reduction in watch, special mention and substandard loans and a decrease in specific reserves on loans individually deemed to be impaired.

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

The following table sets forth changes in the Bank’s allowance for loan losses.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance, beginning of year	$23,221	$20,848	$18,624	$16,572	$14,014
Loans charged off:
Commercial and industrial	166	96	-	5	-
Commercial mortgages:
Multifamily	91	-	-	501	1,257
Other	1	37	-	-	233
Owner-occupied	-	400	-	-	-
Residential mortgages:
Closed end	7	121	914	659	8
Revolving home equity	67	173	-	450	100
Consumer and other	37	7	18	4	36
	369	834	932	1,619	1,634
Recoveries of loans charged off:
Commercial and industrial	7	2	19	4	115
Commercial mortgages:
Multifamily	27	-	-	4	9
Other	39	-	113	19	-
Residential mortgages:
Closed end	9	3	13	10	1
Revolving home equity	5	4	-	-	-
Consumer and other	-	9	14	6	6
	87	18	159	43	131
Net chargeoffs	282	816	773	1,576	1,503
Provision for loan losses	4,317	3,189	2,997	3,628	4,061
Balance, end of year	$27,256	$23,221	$20,848	$18,624	$16,572
Ratio of net chargeoffs to average loans outstanding	.01%	.05%	.06%	.15%	.16%

The following table sets forth the allocation of the Bank’s total allowance for loan losses by loan type.

	December 31,
	2015		2014		2013		2012		2011
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial and industrial	$928	4.1%	$838	4.3%	$808	4.9%	$834	4.7%	$699	4.3%
Commercial mortgages:
Multifamily	6,858	25.5	7,207	29.3	7,348	31.8	5,342	24.3	5,365	23.3
Other	3,674	15.5	2,340	12.3	1,501	11.0	1,978	12.4	2,316	14.3
Owner-occupied	1,047	5.1	1,023	6.0	1,191	5.7	1,163	7.3	1,388	9.1
Residential mortgages:
Closed end	13,639	45.6	10,599	43.2	8,607	40.9	7,729	43.8	5,228	39.2
Revolving home equity	1,016	3.9	1,121	4.6	1,240	5.2	1,453	7.1	1,415	9.3
Consumer and other	94	.3	93	.3	153	.5	125	.4	161	.5
	$27,256	100.0%	$23,221	100.0%	$20,848	100.0%	$18,624	100.0%	$16,572	100.0%

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at December 31, 2015. Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits grew $299.7 million, or 15.1%, to $2.3 billion at December 31, 2015. The increase was attributable to growth in noninterest-bearing checking deposits of $122.2 million, or 18.6%, savings, NOW and money market deposits of $195.6 million, or 19.6%, partially offset by a decrease in time deposits of $18.2 million, or 5.5%. The largest segment of the deposit base is savings, NOW and money market deposits which represent 52.3% of total deposits at December 31, 2015.

The remaining maturities of the Bank’s time deposits at December 31, 2015 can be found in “Note E – Deposits” to the Corporation’s December 31, 2015 consolidated financial statements.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements. Total borrowings increased $95.7 million during 2015 to $577.2 million at year-end. The increase is due to increases in short-term borrowings of $75.0 million and long-term debt of $20.7 million. The increase in long-term debt included new fixed rate long-term borrowings of $94.2 million, partially offset by prepayments of $63.5 million and a maturity of $10.0 million.

Deleveraging Transaction. During the second quarter of 2015 the Bank completed a deleveraging transaction that involved the sale of $61.8 million of available-for-sale mortgage securities at a gain of $995,000 and utilization of the resulting proceeds to prepay $63.5 million of long-term debt at a cost of $1,084,000. The primary purpose of the transaction was to reduce the size of the Corporation’s balance sheet by eliminating inefficient leverage and thereby provide capital to accommodate future growth.

Capital. Stockholders’ equity totaled $250.9 million at December 31, 2015, an increase of $17.6 million from $233.3 million at December 31, 2014. The increase was primarily attributable to net income of $25.9 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $4.9 million, partially offset by cash dividends declared of $10.9 million and a decrease in accumulated other comprehensive income of $3.3 million. Accumulated other comprehensive income decreased due to a decrease in the after-tax amount of unrealized gains on available-for-sale securities of $1.8 million and a change in the funded status of the Bank’s defined benefit pension plan of $1.5 million.

During 2015, the Corporation’s Board of Directors increased the quarterly cash purchase amount under the stock purchase component of the Dividend Reinvestment and Stock Purchase Plan from $7,500 to $20,000. This change is expected to provide additional capital that can be used to accommodate future growth.

The ratio of average stockholders’ equity to average total assets declined from 8.93% for 2014 to 8.40% for 2015. The decrease occurred because the growth rate in average total assets of 15.2% during 2015, primarily due to 25.7% growth in average loans, exceeded the 8.3% growth rate in average stockholders’ equity. The Corporation had returns on average equity of 10.64%, 10.25% and 10.49% and returns on average assets of .89%, .92% and .95%, for the years ended December 31, 2015, 2014 and 2013, respectively. Book value per share increased 5.8% during 2015 to $17.78 at December 31, 2015. Book value per share was $17.78, $16.80 and $15.06 at December 31, 2015, 2014 and 2013, respectively.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Basel III regulatory capital ratios of the Corporation and the Bank as of December 31, 2015 are set forth in the table below. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements and the Bank was well capitalized under the PCA provisions at December 31, 2015.

	Corporation	Bank

Tier 1 leverage	7.98%	7.92%
Common Equity Tier 1 risk-based	12.92%	12.84%
Tier 1 risk-based	12.92%	12.84%
Total risk-based	14.18%	14.09%

Implementation of Basel III. On January 1, 2015, the Corporation and the Bank implemented the Basel III regulatory capital standards (“Basel III” or “final rule”) issued by the Federal Reserve Board and the OCC. Basel III implements for U.S. banks the regulatory capital reforms of the Basel Committee on Banking Supervision, revises PCA categories to incorporate the revised regulatory capital requirements and implements certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule strengthens areas of weakness identified in the former regulatory capital rules by: (1) enhancing the quantity and quality of regulatory capital in the banking system; (2) better reflecting the risk of certain on and off-balance sheet exposures in the measurement of risk weighted assets; and (3) building additional capital capacity into the banking system to absorb losses in times of future market and economic stress.

Under the final rule, certain banking organizations, including the Corporation and the Bank, were permitted to make a one-time election to exclude from regulatory capital most accumulated other comprehensive income (“AOCI”) components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit postretirement plans. The Corporation and the Bank elected to exclude AOCI components from regulatory capital under Basel III and will thereby avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities.

Basel III includes guidelines with respect to the calculation of risk weighted assets for both on and off-balance sheet positions. For some asset and off balance sheet exposures, such as residential mortgage loans and long-term unfunded commitments, the final rule retains the capital charges contained in the former regulatory capital rule. For other exposures, however, such as high volatility commercial real estate loans, as defined, loans that are more than 90 days past due or in nonaccrual status, unfunded loan commitments with an original maturity of one year or less and repurchase agreements, Basel III either increases the capital charges or establishes new capital requirements that were not mandated in the former regulatory capital rule.

Implementation of the Basel III regulatory capital standards on January 1, 2015 did not have a material impact on the Corporation’s or the Bank’s regulatory capital position, lines of business or profitability.

Cash Flows and Liquidity

Cash Flows. During 2015, the Corporation’s cash and cash equivalent position increased by $6.7 million, from $32.9 million at December 31, 2014 to $39.6 million at December 31, 2015. The increase occurred primarily because cash provided by the growth in deposits and borrowings, maturities and paydowns of loans and securities and operations exceeded the cash used to originate loans, purchase investment securities, pay cash dividends, invest in restricted stock and expand and improve physical facilities.

Liquidity. The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

At December 31, 2015, the Bank had approximately $332 million of unencumbered available-for-sale securities. In addition, based on securities and loan collateral in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.4 billion at December 31, 2015.

Regulatory Liquidity Standards. In December 2010, the Basel Committee published “Basel III: International Framework for Liquidity Risk Measurement, Standards and Monitoring” and in January 2013 published a revised liquidity coverage ratio (collectively referred to as the “Liquidity Standard”). The Liquidity Standard includes: (1) a liquidity coverage ratio to ensure that sufficient high quality liquid resources are available in case of a liquidity crisis; (2) a net stable funding ratio to promote liquidity resiliency over longer time horizons by creating incentives for banks to fund their activities with stable sources of funding on an ongoing basis; and (3) additional liquidity monitoring metrics focused on maturity mismatch, concentration of funding and available unencumbered assets.

In November 2013, the U.S. banking agencies issued a Notice of Proposed Rulemaking (“NPR”) that would implement a quantitative liquidity requirement consistent with the liquidity coverage ratio established by the Basel Committee, and issued a final liquidity rule that established for the first time a standardized minimum liquidity requirement. The final liquidity rule applies to large and internationally active banking organizations and is not applicable to the Bank. Whether or not the U.S. banking agencies will eventually adopt a quantitative liquidity requirement for smaller banks is uncertain.

Off-Balance Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance sheet arrangements and contractual obligations at December 31, 2015 are summarized in the table that follows. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts shown in the table do not necessarily represent future cash requirements. The amounts shown for long-term debt and time deposits are based on the contractual maturities and do not include interest payments. Repurchase agreements can be terminated by the borrower prior to contractual maturity (see Note F to the Corporation’s December 31, 2015 consolidated financial statements for more information regarding repurchase agreements). The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2015 pursuant to off-balance sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$248,460	$142,466	$48,422	$19,588	$37,984
Standby letters of credit	5,758	5,758	-	-	-
Long-term debt	365,712	-	158,500	143,750	63,462
Operating lease obligations	12,568	1,933	3,547	2,840	4,248
Purchase obligations	8,783	2,932	5,719	132	-
Time deposits	310,713	121,967	49,689	105,592	33,465
	$951,994	$275,056	$265,877	$271,902	$139,159

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

The purchase obligations shown in the preceding table are pursuant to contracts that the Bank has with providers of data processing services. Required pension plan contributions for years beyond 2016 are not presently known and are therefore not included in the table. The Bank has no minimum required pension contribution for the Plan year ending September 30, 2016 and its maximum tax-deductible contribution for the tax year beginning January 1, 2016 is $1,552,746. The contribution the Bank will make in 2016, if any, has not yet been determined.

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

The table that follows summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2015, based upon significant estimates and assumptions that the Corporation believes to be reasonable. The table arranges interest-earning assets and interest-bearing liabilities according to the period in which they contractually mature or, if earlier, are estimated to repay or reprice. Repayment and repricing estimates are based on internal data, market data and management’s assumptions about factors that are inherently uncertain. These factors include, among others, prepayment speeds, changes in market interest rates and the Bank’s response thereto, early withdrawal of deposits and competition. The balances of non-maturity deposit products have been included in categories beyond three months in the table because management believes, based on past experience and its knowledge of current competitive pressures, that the repricing of these products will lag market changes in interest rates to varying degrees.

	Repricing Period
	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through One Year	Total Within One Year	Over One Year Through Five Years	Over Five Years	Non- Interest- Sensitive	Total
	(in thousands)
Assets:
Investment securities	$20,527	$24,059	$41,517	$86,103	$190,658	$455,682	$19,628	$752,071
Loans (1)	192,193	31,465	66,229	289,887	1,114,060	842,616	(25,531)	2,221,032
Other assets	28,633	-	32,852	61,485	-	-	95,755	157,240
	241,353	55,524	140,598	437,475	1,304,718	1,298,298	89,852	3,130,343
Liabilities & Stockholders' Equity:
Checking deposits	-	-	-	-	-	-	777,994	777,994
Savings, NOW and money market deposits	200,178	68,434	136,866	405,478	647,803	142,687	-	1,195,968
Time deposits, $100,000 and over	46,262	19,362	18,178	83,802	96,837	17,508	-	198,147
Time deposits, other	21,363	8,818	7,984	38,165	58,444	15,957	-	112,566
Borrowed funds	211,502	-	-	211,502	302,250	63,462	-	577,214
Other liabilities	-	-	-	-	-	-	17,518	17,518
Stockholders' equity	-	-	-	-	-	-	250,936	250,936
	479,305	96,614	163,028	738,947	1,105,334	239,614	1,046,448	3,130,343
Interest-rate sensitivity gap	$(237,952)	$(41,090)	$(22,430)	$(301,472)	$199,384	$1,058,684	$(956,596)	$-
Cumulative interest-rate sensitivity gap	$(237,952)	$(279,042)	$(301,472)	$(301,472)	$(102,088)	$956,596	$-	$-

(1) Includes loans held-for-sale.

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

Interest Rate Sensitivity Modeling. Through use of interest rate sensitivity modeling, the Bank first projects net interest income over a five-year time period assuming a static balance sheet and no changes in interest rates from current levels. Utilization of a static balance sheet ensures that interest rate risk embedded in the Bank’s current balance sheet is not masked by assumed balance sheet growth or contraction. Net interest income is then projected over a five-year time period utilizing: (1) a static balance sheet and various interest rate change scenarios, including both ramped and shock changes; and (2) a most likely balance sheet growth scenario and these same interest rate change scenarios. The interest rate scenarios modeled are based on, among other things, the shape of the current yield curve, the relative level of rates and management’s expectations as to potential future yield curve shapes and rate levels.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at December 31, 2015 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending December 31, 2016 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 7.0 years as determined by a nonmaturity deposit study conducted during 2015.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending December 31, 2016 and calculations of EVE at December 31, 2015 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at December 31, 2015		Net Interest Income for 2016
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$294,227	-15.5%	$76,544	-16.2%
+ 200 basis point rate shock	343,352	-1.3%	86,871	-4.9%
+ 100 basis point rate shock	351,896	1.1%	89,333	-2.2%
Base case (no rate change)	348,014	-	91,371	-
- 100 basis point rate shock	298,608	-14.2%	88,097	-3.6%

Any of the rate shock scenarios shown in the preceding table could negatively impact the Bank’s net interest income for the year ended December 31, 2016. The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further. In the shock up 100, 200 or 300 basis point scenarios the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2015	2014

Assets:
Cash and cash equivalents	$39,635	$32,944

Investment securities:
Held-to-maturity, at amortized cost (fair value of $14,910 and $22,870)	14,371	21,833
Available-for-sale, at fair value	737,700	774,145
	752,071	795,978

Loans held-for-sale	105	-

Loans:
Commercial and industrial	93,056	77,140
Secured by real estate:
Commercial mortgages	1,036,331	858,975
Residential mortgages	1,025,215	779,994
Home equity lines	87,848	83,109
Consumer and other	5,733	5,601
	2,248,183	1,804,819
Allowance for loan losses	(27,256)	(23,221)
	2,220,927	1,781,598

Restricted stock, at cost	28,435	23,304
Bank premises and equipment, net	30,330	27,854
Bank-owned life insurance	32,447	31,568
Pension plan assets, net	14,337	16,421
Other assets	12,056	11,827
	$3,130,343	$2,721,494
Liabilities:
Deposits:
Checking	$777,994	$655,753
Savings, NOW and money market	1,195,968	1,000,325
Time, $100,000 and over	198,147	208,745
Time, other	112,566	120,202
	2,284,675	1,985,025

Short-term borrowings	211,502	136,486
Long-term debt	365,712	345,000
Accrued expenses and other liabilities	12,313	13,247
Deferred income taxes payable	5,205	8,433
	2,879,407	2,488,191
Commitments and Contingent Liabilities (Note M)

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares
Issued and outstanding, 14,116,677 and 13,887,134 shares	1,412	1,389
Surplus	56,931	51,009
Retained earnings	185,069	170,120
	243,412	222,518
Accumulated other comprehensive income, net of tax	7,524	10,785
	250,936	233,303
	$3,130,343	$2,721,494

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (dollars in thousands, except per share data)	2015	2014	2013

Interest and dividend income:
Loans	$70,558	$59,209	$51,921
Investment securities:
Taxable	7,991	9,359	10,164
Nontaxable	13,586	13,408	12,766
	92,135	81,976	74,851
Interest expense:
Savings, NOW and money market deposits	2,564	1,955	2,302
Time deposits	5,987	6,171	5,040
Short-term borrowings	183	148	288
Long-term debt	7,795	6,774	4,734
	16,529	15,048	12,364
Net interest income	75,606	66,928	62,487
Provision for loan losses	4,317	3,189	2,997
Net interest income after provision for loan losses	71,289	63,739	59,490

Noninterest income:
Investment Management Division income	2,044	2,058	1,872
Service charges on deposit accounts	2,577	2,974	3,019
Net gains on sales of securities	1,324	141	16
Other	2,813	2,228	2,138
	8,758	7,401	7,045

Noninterest expense:
Salaries	20,680	18,885	17,160
Employee benefits	6,021	4,833	5,517
Occupancy and equipment	8,798	8,880	7,669
Debt extinguishment	1,084	-	-
Other	10,108	9,433	9,154
	46,691	42,031	39,500

Income before income taxes	33,356	29,109	27,035
Income tax expense	7,466	6,095	5,735
Net income	$25,890	$23,014	$21,300

Weighted average:
Common shares	14,011,872	13,807,482	13,633,479
Dilutive stock options and restricted stock units	162,968	147,105	124,746
	14,174,840	13,954,587	13,758,225

Earnings per share:
Basic	$1.85	$1.67	$1.56
Diluted	$1.83	$1.65	$1.55

Cash dividends declared per share	$.78	$.72	$.68

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (in thousands)	2015	2014	2013

Net income	$25,890	$23,014	$21,300

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	(3,034)	18,046	(33,060)
Change in funded status of pension plan	(2,573)	(2,581)	8,057
Other comprehensive income (loss) before income taxes	(5,607)	15,465	(25,003)
Income tax expense (benefit)	(2,346)	6,342	(9,925)
Other comprehensive income (loss)	(3,261)	9,123	(15,078)
Comprehensive income	$22,629	$32,137	$6,222

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock			Retained	Accumulated Other Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2013	9,001,686	$900	$42,643	$145,087	$16,740	$205,370
Net income				21,300		21,300
Other comprehensive loss					(15,078)	(15,078)
Repurchase of common stock	(3,211)		(95)			(95)
Common stock issued under stock compensation plans, including tax benefit	74,209	7	1,573			1,580
Common stock issued under dividend reinvestment and stock purchase plan	69,083	7	2,160			2,167
Stock-based compensation			592			592
Cash dividends declared				(9,280)		(9,280)
Balance, December 31, 2013	9,141,767	914	46,873	157,107	1,662	206,556
Net income				23,014		23,014
Other comprehensive income					9,123	9,123
Repurchase of common stock	(9,243)	(1)	(285)			(286)
Common stock issued under stock compensation plans, including tax benefit	74,671	8	1,193			1,201
Common stock issued under dividend reinvestment and stock purchase plan	67,139	7	2,224			2,231
3-for-2 stock split	4,612,800	461	(507)			(46)
Stock-based compensation			1,511			1,511
Cash dividends declared				(10,001)		(10,001)
Balance, December 31, 2014	13,887,134	1,389	51,009	170,120	10,785	233,303
Net income				25,890		25,890
Other comprehensive loss					(3,261)	(3,261)
Repurchase of common stock	(12,227)	(1)	(286)			(287)
Common stock issued under stock compensation plans, including tax benefit	88,981	9	1,034			1,043
Common stock issued under dividend reinvestment and stock purchase plan	152,789	15	3,855			3,870
Stock-based compensation			1,319			1,319
Cash dividends declared				(10,941)		(10,941)
Balance, December 31, 2015	14,116,677	$1,412	$56,931	$185,069	$7,524	$250,936

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$25,890	$23,014	$21,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,317	3,189	2,997
Net gain on loans held-for-sale	-	(165)	-
Deferred income tax credit	(881)	(594)	(801)
Depreciation and amortization	3,013	2,855	2,824
Premium amortization on investment securities, net	4,632	6,435	8,664
Net gains on sales of securities	(1,324)	(141)	(16)
Net gain on sale of premises and equipment	-	(7)	-
Loss on extinguishment of debt	1,084	-	-
Stock-based compensation expense	1,319	1,511	592
Accretion of cash surrender value on bank-owned life insurance	(879)	(520)	(520)
Pension expense (credit)	(489)	(471)	425
(Increase) decrease in other assets	(229)	633	1,336
Increase (decrease) in accrued expenses and other liabilities	(1,117)	(155)	2,885
Net cash provided by operating activities	35,336	35,584	39,686
Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	4,203	2,423	722
Available-for-sale	69,649	3,390	1,780
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	5,479	8,840	12,120
Available-for-sale	106,900	101,991	137,256
Purchase of investment securities:
Held-to-maturity	(2,005)	(814)	(689)
Available-for-sale	(146,661)	(83,159)	(148,193)
Proceeds from sales of loans, loans held-for-sale and other real estate owned	1,176	3,265	427
Net increase in loans to customers	(444,927)	(329,898)	(332,651)
Net increase in restricted stock	(5,131)	(3,435)	(6,765)
Purchases of bank premises and equipment, net	(5,489)	(6,246)	(3,016)
Proceeds from sales of premises and equipment	-	7	-
Purchase of bank-owned life insurance	-	(16,863)	-
Net cash used in investing activities	(416,806)	(320,499)	(339,009)
Cash Flows From Financing Activities:
Net increase in total deposits	299,650	202,897	149,052
Net increase in short-term borrowings	75,016	26,023	6,829
Proceeds from long-term debt	94,212	60,000	140,000
Repayment of long-term debt	(74,584)	-	-
Proceeds from issuance of common stock, net	3,870	2,185	2,167
Proceeds from exercise of stock options	707	1,055	1,418
Tax benefit of stock compensation plans	336	224	162
Repurchase and retirement of common stock	(287)	(286)	(95)
Cash dividends paid	(10,759)	(9,736)	(6,904)
Net cash provided by financing activities	388,161	282,362	292,629
Net increase (decrease) in cash and cash equivalents	6,691	(2,553)	(6,694)
Cash and cash equivalents, beginning of year	32,944	35,497	42,191
Cash and cash equivalents, end of year	$39,635	$32,944	$35,497
Supplemental Information:
Cash paid for:
Interest	$18,361	$15,683	$10,905
Income taxes	8,065	6,200	6,325
Noncash investing and financing activities:
Cash dividends payable	2,823	2,642	2,376
Loans transferred from portfolio to other real estate owned and held-for-sale	105	2,200	1,325

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions that generally mature within 90 days.

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

Bank Premises and Equipment

Land is carried at cost. Other bank premises and equipment are carried at cost, less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method over their estimated useful lives, which range from thirty-one to forty years. Building and leasehold improvements are depreciated using the straight-line method over the remaining lives of the buildings or leases, as applicable, or their estimated useful lives, whichever is shorter. The lives of the respective leases range from five to twenty years. Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Land and building held-for-sale is included in Other Assets on the Corporation’s consolidated balance sheet and carried at the lower of cost or fair value.

Bank-owned Life Insurance

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Restricted Stock

The Bank is a member of and owns stock in the Federal Home Loan Bank of New York (“FHLB of New York”) and the Federal Reserve Bank of New York (“FRB”). The FHLB of New York requires member banks to own stock, the amount of which is based on membership and the level of FHLB of New York advances. These stocks do not have a readily determinable fair value, are carried at cost, classified as restricted stock and periodically evaluated for impairment based on the prospects for the ultimate recovery of cost. Cash dividends, if any, are reported as interest income on taxable investment securities.

Long-term Assets

Premises and equipment, intangible assets, BOLI and other long-term assets, if any, are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Retirement Plans

Pension expense is the sum of service cost, interest cost, amortization of prior service costs and actuarial gains and losses and plan expenses, net of the expected return on plan assets and participant contributions. Employee 401(k) plan expense is equal to the amount of matching contributions.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Stockholders’ Equity

Earnings Per Share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and restricted stock units (“RSUs”) were converted into shares of common stock that then share in the earnings of the Corporation. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive stock options and RSUs. Anti-dilutive stock options and RSUs at December 31, 2015 were de minimis. There were no anti-dilutive stock options or RSUs at December 31, 2014 or 2013. Other than the stock options and RSUs described in Note J and the Rights described in Note I, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

Shares Tendered Upon the Exercise of Stock Options and Withheld Upon the Vesting of RSUs. The amount shown for 2015 on the line captioned “Repurchase of common stock” in the Consolidated Statement of Changes in Stockholders’ Equity represents 12,227 shares with a value of $287,000 withheld upon the conversion of RSUs. The amount shown for 2014 represents 518 shares with a value of $21,000 tendered upon the exercise of stock options and 8,725 shares with a value of $265,000 withheld upon the conversion of RSUs. The amount shown for 2013 represents 3,211 shares with a value of $95,000 withheld upon the conversion of RSUs.

Stock Split. On September 16, 2014, the Corporation declared a 3-for-2 stock split. The stock split was effected through a 50% stock dividend. Additional shares issued as a result of the stock split were distributed on October 15, 2014 to stockholders of record on October 1, 2014, and are shown for 2014 on the line captioned “3-for-2 stock split” in the Consolidated Statement of Changes in Stockholders’ Equity. Issuance costs of $46,000 were charged to Surplus. Share and per share amounts included in the consolidated financial statements and notes thereto reflect the effect of the split.

Stock-based Compensation

The Corporation’s stock-based compensation plans are described in Note J. Compensation cost is determined for stock options and RSUs issued to employees and non-employee directors based on the grant date fair value of the award. The cost is recognized over the period during which a participant is required to provide service in exchange for the award, which is usually the vesting period.

For stock options, compensation expense is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.

Compensation expense for performance-based RSUs is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible. However, if the period between the grant date and a participant’s eligible retirement date is less than three years and the RSUs immediately vest in the event of retirement, compensation expense is recognized ratably over this shorter period without regard to performance. Compensation expense for service-based RSUs is recognized over the applicable service-based vesting periods. Compensation expense of $358,000 for RSUs awarded in 2014 with immediate vesting was recognized in full on the grant date.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	2015	2014	2013
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$(1,851)	$18,068	$(33,061)
Reclassification adjustment for (gains) losses included in net income (1)	(1,183)	(22)	1
Change in net unrealized holding gains on available-for-sale securities	(3,034)	18,046	(33,060)
Tax effect	(1,249)	7,369	(13,123)
	(1,785)	10,677	(19,937)
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	(2,573)	(2,597)	7,403
Amortization of prior service cost included in pension expense (2)	-	16	23
Amortization of net actuarial loss included in pension expense (2)	-	-	631
	(2,573)	(2,581)	8,057
Tax effect	(1,097)	(1,027)	3,198
	(1,476)	(1,554)	4,859
Other comprehensive income (loss)	$(3,261)	$9,123	$(15,078)

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

The following sets forth the components of accumulated other comprehensive income, net of tax:

	Balance 12/31/14	Current Period Change	Balance 12/31/15
	(in thousands)
Unrealized holding gains on available-for-sale securities	$13,460	$(1,785)	$11,675
Unrealized actuarial losses on pension plan	(2,675)	(1,476)	(4,151)
Total accumulated other comprehensive income, net of tax	$10,785	$(3,261)	$7,524

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would require equity securities to be measured at fair value with changes in fair value recognized through net income, but would allow equity securities that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments would simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments. ASU 2016-01 would also require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value. For public entities such as the Corporation, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. ASU 2016-01 is not expected to have a material impact on the Corporation’s financial position, results of operations or disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact that ASU 2016-02 will have on the Corporation’s financial position, results of operations and disclosures.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2015 and 2014.

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$12,922	$410	$-	$13,332
Pass-through mortgage securities	576	67	-	643
Collateralized mortgage obligations	873	62	-	935
	$14,371	$539	$-	$14,910
Available-for-Sale Securities:
State and municipals	$416,957	$18,892	$(156)	$435,693
Pass-through mortgage securities	148,402	810	(1,947)	147,265
Collateralized mortgage obligations	152,712	2,720	(690)	154,742
	$718,071	$22,422	$(2,793)	$737,700

	2014
Held-to-Maturity Securities:
State and municipals	$19,836	$843	$-	$20,679
Pass-through mortgage securities	856	110	-	966
Collateralized mortgage obligations	1,141	84	-	1,225
	$21,833	$1,037	$-	$22,870
Available-for-Sale Securities:
State and municipals	$393,637	$18,612	$(452)	$411,797
Pass-through mortgage securities	130,966	1,421	(1,206)	131,181
Collateralized mortgage obligations	226,879	4,847	(559)	231,167
	$751,482	$24,880	$(2,217)	$774,145

At December 31, 2015 and 2014, investment securities with a carrying value of $405,769,000 and $369,951,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2015 and 2014.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2015 and 2014 presented by length of time the securities have been in a continuous unrealized loss position.

	2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
State and municipals	$13,148	$(78)	$5,837	$(78)	$18,985	$(156)
Pass-through mortgage securities	98,504	(1,348)	27,365	(599)	125,869	(1,947)
Collateralized mortgage obligations	39,133	(305)	12,743	(385)	51,876	(690)
Total temporarily impaired	$150,785	$(1,731)	$45,945	$(1,062)	$196,730	$(2,793)

	2014
State and municipals	$19,386	$(145)	$21,198	$(307)	$40,584	$(452)
Pass-through mortgage securities	-	-	100,556	(1,206)	100,556	(1,206)
Collateralized mortgage obligations	15,420	(84)	17,227	(475)	32,647	(559)
Total temporarily impaired	$34,806	$(229)	$138,981	$(1,988)	$173,787	$(2,217)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	2015	2014	2013
	(in thousands)
Proceeds	$69,649	$3,390	$1,780

Gains	$1,560	$42	$48
Losses	(377)	(20)	(49)
Net gain (loss)	$1,183	$22	$(1)

The income tax expense (benefit) related to these net realized gains (losses) was $487,000, $9,000 and $(0) in 2015, 2014 and 2013, respectively, and is included in the consolidated statements of income in the line item, “Income tax expense.”

Sales of Held-to-Maturity Securities. During 2015, the Bank sold municipal securities that were classified as held-to-maturity securities. These sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $4,062,000 at the time of sale and the Bank realized a gain upon sale of $141,000.

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

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at December 31, 2015 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
	(in thousands)
Held-to-Maturity Securities:
Within one year	$3,407	$3,419
After 1 through 5 years	6,714	6,998
After 5 through 10 years	2,237	2,329
After 10 years	564	586
Mortgage-backed securities	1,449	1,578
	$14,371	$14,910

Available-for-Sale Securities:
Within one year	$10,374	$10,565
After 1 through 5 years	34,279	35,334
After 5 through 10 years	157,126	163,520
After 10 years	215,178	226,274
Mortgage-backed securities	301,114	302,007
	$718,071	$737,700

NOTE C – LOANS

The following tables set forth by class of loans as of December 31, 2015, 2014 and 2013 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	December 31, 2015
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$-	$93,056	$93,056	$-	$928	$928
Commercial mortgages:
Multifamily	-	572,322	572,322	-	6,858	6,858
Other	-	348,909	348,909	-	3,674	3,674
Owner-occupied	594	114,506	115,100	-	1,047	1,047
Residential mortgages:
Closed end	3,797	1,021,418	1,025,215	428	13,211	13,639
Revolving home equity	522	87,326	87,848	-	1,016	1,016
Consumer and other	-	5,733	5,733	-	94	94
	$4,913	$2,243,270	$2,248,183	$428	$26,828	$27,256

	December 31, 2014
Commercial and industrial	$16	$77,124	$77,140	$-	$838	$838
Commercial mortgages:
Multifamily	303	528,790	529,093	-	7,207	7,207
Other	-	222,537	222,537	-	2,340	2,340
Owner-occupied	630	106,715	107,345	-	1,023	1,023
Residential mortgages:
Closed end	1,083	778,911	779,994	60	10,539	10,599
Revolving home equity	376	82,733	83,109	-	1,121	1,121
Consumer and other	-	5,601	5,601	-	93	93
	$2,408	$1,802,411	$1,804,819	$60	$23,161	$23,221

	December 31, 2013
Commercial and industrial	$34	$71,784	$71,818	$1	$807	$808
Commercial mortgages:
Multifamily	347	469,139	469,486	-	7,348	7,348
Other	3,037	159,837	162,874	-	1,501	1,501
Owner-occupied	657	82,994	83,651	127	1,064	1,191
Residential mortgages:
Closed end	1,539	603,804	605,343	149	8,458	8,607
Revolving home equity	211	77,370	77,581	-	1,240	1,240
Consumer and other	-	7,184	7,184	-	153	153
	$5,825	$1,472,112	$1,477,937	$277	$20,571	$20,848

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013.

	Balance at 1/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/15
	(in thousands)
Commercial and industrial	$838	$166	$7	$249	$928
Commercial mortgages:
Multifamily	7,207	91	27	(285)	6,858
Other	2,340	1	39	1,296	3,674
Owner-occupied	1,023	-	-	24	1,047
Residential mortgages:
Closed end	10,599	7	9	3,038	13,639
Revolving home equity	1,121	67	5	(43)	1,016
Consumer and other	93	37	-	38	94
	$23,221	$369	$87	$4,317	$27,256

	Balance at 1/1/14	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/14
	(in thousands)
Commercial and industrial	$808	$96	$2	$124	$838
Commercial mortgages:
Multifamily	7,348	-	-	(141)	7,207
Other	1,501	37	-	876	2,340
Owner-occupied	1,191	400	-	232	1,023
Residential mortgages:
Closed end	8,607	121	3	2,110	10,599
Revolving home equity	1,240	173	4	50	1,121
Consumer and other	153	7	9	(62)	93
	$20,848	$834	$18	$3,189	$23,221

	Balance at 1/1/13	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/13
Commercial and industrial	$834	$-	$19	$(45)	$808
Commercial mortgages:
Multifamily	5,342	-	-	2,006	7,348
Other	1,978	-	113	(590)	1,501
Owner-occupied	1,163	-	-	28	1,191
Residential mortgages:
Closed end	7,729	914	13	1,779	8,607
Revolving home equity	1,453	-	-	(213)	1,240
Consumer and other	125	18	14	32	153
	$18,624	$932	$159	$2,997	$20,848

For individually impaired loans, the following tables set forth by class of loans at December 31, 2015, 2014 and 2013 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2015, 2014 and 2013. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

	2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages - owner-occupied	$594	$654	$-	$612	$-
Residential mortgages:
Closed end	306	405	-	530	-
Revolving home equity	522	521	-	525	6

With an allowance recorded:
Residential mortgages - closed end	3,491	3,494	428	3,555	89

Total:
Commercial mortgages - owner-occupied	594	654	-	612	-
Residential mortgages:
Closed end	3,797	3,899	428	4,085	89
Revolving home equity	522	521	-	525	6
	$4,913	$5,074	$428	$5,222	$95

	2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$16	$16	$-	$25	$2
Commercial mortgages:
Multifamily	303	368	-	321	-
Owner-occupied	630	663	-	641	-
Residential mortgages:
Closed end	216	270	-	230	-
Revolving home equity	376	372	-	376	-

With an allowance recorded:
Residential mortgages - closed end	867	893	60	891	27

Total:
Commercial and industrial	16	16	-	25	2
Commercial mortgages:
Multifamily	303	368	-	321	-
Owner-occupied	630	663	-	641	-
Residential mortgages:
Closed end	1,083	1,163	60	1,121	27
Revolving home equity	376	372	-	376	-
	$2,408	$2,582	$60	$2,484	$29

	2013
With no related allowance recorded:
Commercial mortgages:
Multifamily	$347	$400	$-	$361	$-
Other	3,037	3,084	-	3,081	101
Residential mortgages:
Closed end	580	617	-	594	6
Revolving home equity	211	213	-	211	-

With an allowance recorded:
Commercial and industrial	34	34	1	41	2
Commercial mortgages - owner-occupied	657	666	127	661	-
Residential mortgages - closed end	959	969	149	997	22

Total:
Commercial and industrial	34	34	1	41	2
Commercial mortgages:
Multifamily	347	400	-	361	-
Other	3,037	3,084	-	3,081	101
Owner-occupied	657	666	127	661	-
Residential mortgages:
Closed end	1,539	1,586	149	1,591	28
Revolving home equity	211	213	-	211	-
	$5,825	$5,983	$277	$5,946	$131

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans and Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$93,056	$93,056
Commercial mortgages:
Multifamily	-	-	-	-	-	572,322	572,322
Other	-	-	-	-	-	348,909	348,909
Owner-occupied	-	-	-	594	594	114,506	115,100
Residential mortgages:
Closed end	991	-	-	456	1,447	1,023,768	1,025,215
Revolving home equity	-	-	-	280	280	87,568	87,848
Consumer and other	12	-	-	-	12	5,721	5,733
	$1,003	$-	$-	$1,330	$2,333	$2,245,850	$2,248,183

	December 31, 2014
Commercial and industrial	$-	$-	$-	$-	$-	$77,140	$77,140
Commercial mortgages:
Multifamily	954	-	-	303	1,257	527,836	529,093
Other	-	-	-	-	-	222,537	222,537
Owner-occupied	-	-	-	630	630	106,715	107,345
Residential mortgages:
Closed end	1,059	-	-	395	1,454	778,540	779,994
Revolving home equity	74	99	-	376	549	82,560	83,109
Consumer and other	-	-	-	-	-	5,601	5,601
	$2,087	$99	$-	$1,704	$3,890	$1,800,929	$1,804,819

There were no loans in the process of foreclosure at December 31, 2015 or 2014. The Bank did not hold any foreclosed residential real estate property at December 31, 2015 or 2014.

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

The following table presents information about loans modified in troubled debt restructurings during the years ended December 31, 2015 and 2013. The Bank did not modify any loans in troubled debt restructurings during 2014.

		Outstanding Recorded Investment		Interest Rates
	Number of Loans	Pre- Modification	Post- Modification	Pre- Modification			Post- Modification
		(in thousands)
2015:
Residential mortgages:
Closed end	1	$2,713	$2,713		5.25%		4.00%
Revolving home equity	1	245	245		5.25%		4.00%
	2	$2,958	$2,958

2013:
Commercial mortgages - owner-occupied	2	$658	$658	5.00%	and	5.75%	2.50%
Residential mortgages - closed end	2	259	259	3.25%	and	6.50%	3.75%
	4	$917	$917

The post-modification interest rates in the table above were lower than the current market rate for new debt with similar risk. The 2015 restructurings involved two loans to a single borrower and resulted in a charge to the provision for loan losses at the time of restructuring of $332,000. The 2013 restructured loans resulted in a charge to the provision for loan losses of $164,000 during 2013. There were no chargeoffs at the time of restructuring on the restructured loans included in the table above.

At December 31, 2015, 2014 and 2013, the Bank had an allowance for loan losses of $395,000, $60,000 and $208,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during 2015 or 2013 that were modified during the twelve-month period prior to default. There were two troubled debt restructurings for which there were payment defaults during 2014 that were modified during the twelve-month period prior to default. The restructured loans were owner-occupied commercial mortgage loans with an aggregate outstanding recorded investment of $630,000 at December 31, 2014 and no specifically allocated allowance for loan losses. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loan Held-for-Sale. The December 31, 2015 consolidated balance sheet includes loans held-for-sale at their estimated fair value of $105,000. The Bank recorded chargeoffs totaling $74,000 against the allowance for loan losses at the time the loans were transferred to held-for-sale.

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

Commercial and industrial loans and commercial mortgage loans are risk rated utilizing a ten point rating system. The ten point risk rating system is described hereinafter.

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

Residential mortgage loans, revolving home equity lines, other consumer loans and small business credit scored loans are risk rated utilizing a three point rating system. In most cases, the borrower’s credit score dictates the risk rating. However, regardless of credit score, loans that are on management’s watch list or have been criticized or classified by management are assigned a risk rating of 3. A credit score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required for new loans. Credit scores for each borrower are updated at least annually. The risk ratings along with their definitions are as follows:

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

	December 31, 2015
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$91,950	$1,106	$-	$-	$-	$93,056
Commercial mortgages:
Multifamily	567,467	-	4,855	-	-	572,322
Other	346,419	900	-	1,590	-	348,909
Owner-occupied	110,641	3,865	-	594	-	115,100
	$1,116,477	$5,871	$4,855	$2,184	$-	$1,129,387

	December 31, 2014
Commercial and industrial	$76,884	$65	$-	$191	$-	$77,140
Commercial mortgages:
Multifamily	519,274	7,610	1,906	303	-	529,093
Other	219,997	900	-	1,640	-	222,537
Owner-occupied	106,443	-	-	902	-	107,345
	$922,598	$8,575	$1,906	$3,036	$-	$936,115

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	December 31, 2015
	Internally Assigned Risk Rating
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$1,020,393	$1,025	$-	$3,797	$-	$1,025,215
Revolving home equity	87,326	-	-	522	-	87,848
Consumer and other	5,443	-	-	-	-	5,443
	$1,113,162	$1,025	$-	$4,319	$-	$1,118,506

	December 31, 2014
Residential mortgages:
Closed end	$777,846	$1,066	$-	$1,082	$-	$779,994
Revolving home equity	82,730	99	-	280	-	83,109
Consumer and other	5,122	-	-	-	-	5,122
	$865,698	$1,165	$-	$1,362	$-	$868,225

Deposit account overdrafts were $290,000 and $479,000 at December 31, 2015 and 2014, respectively. They are not assigned a risk-rating and are therefore excluded from consumer loans in the above tables.

Loans to Directors and Executive Officers. Certain directors, including their immediate families and companies in which they are principal owners, and executive officers were loan customers of the Bank during 2015 and 2014. The aggregate outstanding amount of these loans was $187,000 and $668,000 at December 31, 2015 and 2014, respectively. During 2015, $40,000 of new loans were made to such persons representing advances on existing lines. Repayments totaled $521,000 in 2015. There were no loans to directors or executive officers that were nonaccrual at December 31, 2015 or 2014.

NOTE D – PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	December 31,
	2015	2014
	(in thousands)
Land	$6,352	$5,985
Buildings and improvements	20,894	19,462
Leasehold improvements	10,263	8,782
Furniture and equipment	26,196	24,797
Construction in process	2,208	1,570
	65,913	60,596
Accumulated depreciation and amortization	(35,583)	(32,742)
	$30,330	$27,854

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits.

	Less than	$100,000 or
	$100,000	More	Total
	(in thousands)
2016	$38,165	$83,802	$121,967
2017	4,364	5,421	9,785
2018	12,010	27,894	39,904
2019	35,630	53,783	89,413
2020	6,440	9,739	16,179
Thereafter	15,957	17,508	33,465
	$112,566	$198,147	$310,713

The total amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2015 and 2014 was $74.3 million and $80.5 million, respectively. Deposits from executive officers, directors and their affiliates at December 31, 2015 and 2014 were approximately $8.5 million and $9.8 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds at December 31, 2015 and 2014.

	December 31,
	2015	2014
	(in thousands)
Short-term borrowings:
Securities sold under repurchase agreements	$11,502	$11,486
Federal Home Loan Bank advances	200,000	125,000
	211,502	136,486
Long-term debt:
Securities sold under repurchase agreements	35,000	45,000
Federal Home Loan Bank advances	330,712	300,000
	365,712	345,000
	$577,214	$481,486

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the Consolidated Balance Sheets and amounted to $672,000 and $668,000 at December 31, 2015 and 2014, respectively.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements are fixed rate financing arrangements with remaining contractual maturities between one day and three years. At maturity, the securities underlying the agreements will be returned to the Bank. These agreements are subject to counterparty risk arising from the Bank’s pledge of securities collateral in excess of the amount borrowed. This risk is monitored on an ongoing basis through the Bank’s existing Correspondent Concentration Risk Policy.

The following table sets forth information concerning securities sold under repurchase agreements.

	2015	2014
	(dollars in thousands)
Average daily balance during the year	$51,297	$57,511
Average interest rate during the year	3.44%	3.53%
Maximum month-end balance during the year	$56,903	$61,152
Weighted average interest rate at year-end	3.40%	3.54%

The following table sets forth as of December 31, 2015 the contractual maturities and weighted average interest rates of securities sold under repurchase agreements for each of the next five years. There are no securities sold under repurchase agreements with contractual maturities after 2018. All of the repurchase agreements are callable as of December 31, 2015.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate

Overnight	$11,502	0.10%

2017	30,000	4.33
2018	5,000	5.45
	35,000	4.49
	$46,502	3.40%

Overnight repurchase agreements at December 31, 2015 are collateralized by $3.5 million of municipal securities and repurchase agreements due in 2017 and 2018 are collateralized by $41.7 million of mortgage-backed securities.

Federal Home Loan Bank Advances. FHLB advances were collateralized by a blanket lien on residential and commercial mortgages with a lendable value of $1.5 billion at December 31, 2015 and residential and commercial mortgages with a lendable value of $1.1 billion at December 31, 2014. Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.

	2015	2014
	(dollars in thousands)
Average daily balance during the year	$367,897	$290,409
Average interest rate during the year	1.69%	1.68%
Maximum month-end balance during the year	$530,712	$425,000
Weighted average interest rate at year-end	1.33%	1.42%

The following table sets forth as of December 31, 2015 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate

Overnight	$200,000	.52%

2017	27,050	1.51
2018	96,450	1.71
2019	73,500	1.91
2020	70,250	1.85
After 2020	63,462	2.01
	330,712	1.82
	$530,712	1.33%

Other Borrowings. The Bank had no other borrowings at December 31, 2015 or 2014. In 2015 and 2014, the average balance of other borrowings amounted to $178,000 and $26,000, respectively, with average interest rates of .43% and .42%, respectively. The funds were borrowed to test the Bank’s credit lines at the FRB discount window and a commercial bank.

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2015, 2014 and 2013 had effective tax rates of 22.4%, 20.9% and 21.2%, respectively. The following table sets forth a reconciliation of the statutory Federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.1	2.4	3.3
Tax-exempt income, net of disallowed cost of funding	(14.9)	(16.4)	(17.0)
Other	.2	(.1)	(.1)
	22.4%	20.9%	21.2%

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$7,473	$4,943	$5,046
State and local	874	1,746	1,490
	8,347	6,689	6,536
Deferred:
Federal	(1,059)	61	(692)
State and local	178	(655)	(109)
	(881)	(594)	(801)
	$7,466	$6,095	$5,735

Net Deferred Tax Liability. The following table sets forth the components of the Corporation’s net deferred tax liability.

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for loan losses and off-balance-sheet credit exposure	$11,301	$9,005
Interest on nonperforming loans	109	101
Accrued bonuses	414	-
Accrued legal settlement	-	39
Stock-based compensation	1,465	1,187
Supplemental executive retirement expense	36	20
Directors' retirement expense	65	67
Accrued rent expense	240	186
Depreciation	442	125
	14,072	10,730
Valuation allowance	-	-
	14,072	10,730
Deferred tax liabilities:
Prepaid pension	5,785	6,321
Unrealized gains on available-for-sale securities	8,084	8,882
Deferred loan costs	5,186	3,746
Prepaid expenses	84	80
Other	138	134
	19,277	19,163
Net deferred tax liability	$5,205	$8,433

The Corporation had no unrecognized tax benefits at December 31, 2015, 2014 and 2013, and has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next twelve months.

The Corporation is subject to U.S. federal, New York State and New York City income taxes. The Corporation’s federal, New York State and New York City income tax returns are subject to examination by the taxing authorities for years after 2011. In 2012, New York State completed an examination of the Corporation’s and FNY’s tax returns for calendar years 2007, 2008 and 2009 and proposed no changes to the returns. In 2011, New York City completed an examination of the Corporation’s tax returns for calendar years 2007 and 2008 and proposed no changes to the returns. The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2015, 2014 or 2013.

NOTE H – REGULATORY MATTERS

Minimum Regulatory Capital Requirements. On January 1, 2015, the Corporation and the Bank became subject to the Basel III regulatory capital requirements issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. These requirements are intended to ensure that the Corporation and the Bank maintain minimum ratios of Tier 1 Capital to average assets as well as Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital to risk weighted assets. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank.

Basel III includes guidelines with respect to the components of regulatory capital and calculation of risk weighted assets for on balance sheet assets and liabilities and off-balance sheet positions. As part of the initial adoption of Basel III, the Corporation and the Bank elected to exclude AOCI components from Tier 1 and Total regulatory capital.

Basel III sets forth new prompt corrective action requirements for all banks and establishes a capital conservation buffer and multi-year capital ratio phase-in schedule with full phase-in by 2019. As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2015 under the Basel III rules are presented in the table below. Also presented below are the Corporation’s and the Bank’s actual capital amounts and ratios at year end 2014 under the applicable rules in effect on that date.

	2015
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to Average Assets:
Consolidated	$243,192	7.98%	$121,940	4.00%	N/A	N/A
Bank	241,516	7.92	121,938	4.00	$152,422	5.00%
Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	243,192	12.92	84,673	4.50	N/A	N/A
Bank	241,516	12.84	84,660	4.50	122,286	6.50
Tier 1 Capital to Risk Weighted Assets:
Consolidated	243,192	12.92	112,897	6.00	N/A	N/A
Bank	241,516	12.84	112,880	6.00	150,506	8.00
Total Capital to Risk Weighted Assets:
Consolidated	266,760	14.18	150,530	8.00	N/A	N/A
Bank	265,080	14.09	150,506	8.00	188,133	10.00

	2014
Tier 1 Capital to Average Assets:
Consolidated	$222,298	8.49%	$104,673	4.00%	N/A	N/A
Bank	222,098	8.49	104,670	4.00	$130,838	5.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	222,298	14.24	62,447	4.00	N/A	N/A
Bank	222,098	14.23	62,431	4.00	93,647	6.00
Total Capital to Risk Weighted Assets:
Consolidated	241,860	15.49	124,894	8.00	N/A	N/A
Bank	241,655	15.48	124,863	8.00	156,079	10.00

Other Matters. The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2016, the Bank could, without prior approval, declare dividends of approximately $37,593,000 plus any 2016 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances. The Bank’s average reserve requirement for 2015 was approximately $17,857,000.

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

The Rights may be redeemed by action of the Board at a price of $.01 per Right at any time prior to announcement by the Corporation that any person has acquired 20% or more of the outstanding Common Stock. The Exercise Price and the number of Rights outstanding are subject to adjustment to prevent dilution. The Rights expire July 17, 2016, and it is the Board’s current intention not to renew the Rights Plan at that time.

NOTE J – STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, RSUs, or any combination thereof, any of which may be subject to performance-based vesting conditions. The exercise price of ISOs and NQSOs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option is granted. The 2014 Plan is administered by the Compensation Committee of the Board of Directors. Except for 500 stock options granted during 2015, awards granted to date under the 2014 Plan consist solely of RSUs.

The Corporation’s has 1,500,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 1,500,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 525,000 shares may be issued as restricted stock awards or RSUs. At December 31, 2015, 1,421,108 shares of common stock remain available for issuance of awards under the 2014 Plan of which 437,363 shares remain available for issuance as restricted stock awards or RSUs.

2006 Plan. The 2006 Plan was approved by the stockholders of the Corporation on April 18, 2006 as a successor to the 1996 Stock Option and Appreciation Rights Plan (“1996 Plan”). The 2006 Plan permitted the granting of stock options, SARs, restricted stock awards and RSUs to employees and non-employee directors. Under the terms of the 2006 Plan, stock options and SARs could not have an exercise price that was less than 100% of the fair market value of one share of the underlying common stock on the date of grant. Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of NQSOs and RSUs, while equity grants to other officers consisted solely of NQSOs. Beginning in 2012, equity grants under the 2006 Plan consisted solely of RSUs.

Vesting of RSUs Granted Under the 2014 Plan. In the fourth quarter of 2014, the Board of Directors awarded 13,823 RSUs under the 2014 Plan with immediate vesting.

During 2015, 75,238 RSUs were awarded under the 2014 Plan. These awards included 70,885 performance-based RSUs with vesting based on the financial performance of the Corporation in 2017 and 4,353 RSUs that will vest at the end of a three-year service-based vesting period.

In January 2016, the Board of Directors awarded 68,010 RSUs under the 2014 Plan. These RSUs will accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. The accrued dividends will be payable upon vesting of the awards. These awards include 55,640 performance-based RSUs with vesting based on the financial performance of the Corporation in 2018 and 12,370 RSUs that will vest in equal annual installments at the end of one, two and three years of service.

All of the RSUs granted in 2015 and 2016 will immediately vest in the event of a change in control, total and permanent disability, as defined, or death, and with certain exceptions will immediately vest in the event of retirement, as defined.

Vesting of RSUs Granted Under the 2006 Plan. All awards granted under the 2006 Plan will immediately vest in the event of a change in control, retirement, total and permanent disability, as defined, or death. In January and February 2014, the Board of Directors awarded 50,136 RSUs under the 2006 Plan. These RSUs included 38,129 performance-based RSUs that will vest based on the financial performance of the Corporation in 2016 and 12,007 RSUs that have a two to three year service-based vesting period.

Vesting of Stock Options. Stock options granted under both the 2014 and 2006 Plans have a five year vesting period and a ten year term. Stock options immediately vest in the event of a change in control, retirement, total and permanent disability, as defined, or death.

Fair Value of RSUs. The grant date fair value of RSUs awarded through December 31, 2015 is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on the RSUs. The fair values of awards made in 2015, 2014 and 2013, as well as the assumptions utilized in determining such values, is presented below.

	2015				2014					2013
	Performance- Based Vesting	Service- Based Vesting			Performance- Based Vesting	Service- Based Vesting			Immediate Vesting	Performance- Based Vesting
Grant date fair value	$21.18	$23.42	to	$25.41	$25.99	$25.99	to	$26.68	$25.90	$17.79
Market price on date of grant	$23.45	$25.70	to	$27.77	$28.07		$28.07		$25.90	$19.78
Expected annual dividend	$0.76		$0.80		$0.69		$0.69		-	$0.67
Expected term (in years)	3.0		3.0		3.0	2.0	to	3.0	-	3.0
Risk-free interest rate	.21%	.28%	to	.38%	.13%		.13%		-	.12%

Fair Value of Stock Options. The grant date fair value of option awards was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was based on historical volatility for the expected term of the options. The Corporation used historical data to estimate the expected term of options granted. The risk-free interest rate was the implied yield at the time of grant on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.

Compensation Expense. Compensation expense for performance-based RSUs is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible. However, for performance-based RSUs that provide for immediate vesting in the event of retirement, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period without regard to performance. Compensation expense for service-based RSUs is recognized over the applicable service-based vesting period. For the RSUs granted during 2014 with immediate vesting, compensation expense was recognized in full on the grant date based on the fair market value of the Corporation’s common stock.

Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.

The Corporation recorded compensation expense for share-based payments of $1,319,000, $1,511,000 and $592,000 in 2015, 2014 and 2013, respectively, and related income tax benefits of $543,000, $614,000 and $235,000, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of December 31, 2015 and changes during the year then ended.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	278,925	$15.74
Granted	500	25.59
Exercised	(47,843)	14.78
Forfeited or expired	(138)	19.35
Outstanding at December 31, 2015	231,444	$15.96	3.23	$3,249
Exercisable at December 31, 2015	217,583	$15.73	3.11	$3,105

All options outstanding at December 31, 2015 are either fully vested or expected to vest. The total intrinsic value of options exercised in 2015, 2014 and 2013 was $602,000, $723,000 and $699,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of December 31, 2015 and changes during the year then ended.

	Number of RSUs	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	127,181	$20.56
Granted	75,238	21.39
Converted	(41,138)	17.21
Forfeited	(3,930)	20.57
Outstanding at December 31, 2015	157,351	$21.83	1.21	$4,721
Vested and Convertible at December 31, 2015	38,761	$17.79	-	$1,163

The number of RSUs in the table represents the maximum number of shares of common stock of the Corporation into which the RSUs can be converted. RSUs outstanding at December 31, 2015 include 38,761 RSUs that were vested and convertible into common stock at year-end and 118,590 RSUs that are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted in 2015, 2014 and 2013 was $965,000, $706,000 and $325,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2015, there was $1,268,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $4,000 for options and $1,264,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.86 years which is based on weighted average periods of 4.43 years and 1.84 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from option exercises in 2015, 2014 and 2013, was $707,000, $1,055,000 and $1,418,000, respectively. The actual tax benefit realized for the tax deductions from option exercises in 2015, 2014 and 2013, was $240,000, $232,000 and $205,000, respectively.

Other. No cash was used to settle stock options in 2015, 2014 or 2013. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

NOTE K – RETIREMENT PLANS

The Bank has a 401(k) plan, defined benefit pension plan and supplemental executive retirement plan. Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $397,000, $349,000 and $352,000 for 2015, 2014 and 2013, respectively.

The Bank has a defined benefit pension plan (“Pension Plan” or “Plan”). Through December 20, 2013, the provisions of the Plan were governed by the rules and regulations contained in the Prototype Plan of the New York State Bankers’ Retirement System (“Retirement System”) and the Retirement System Adoption Agreement executed by the Bank. On December 20, 2013, the Bank withdrew from the New York State Bankers’ Retirement System and simultaneously formed an internal management committee (the “Committee”) to oversee the affairs of the Plan and act as named fiduciary. The Committee retained Vanguard Group, Inc., including its subsidiaries and affiliates (“Vanguard”), to act as discretionary investment agent, trustee and custodian for the Plan. Vanguard formulated investment recommendations customized to meet the Committee’s objectives and, after approval by the Committee, such investment recommendations were incorporated into the investment guidelines and policies contained in the investment management agreement between the Bank and Vanguard (the “Investment Management Agreement”). Subsequently, the Committee adopted a formal Investment Policy Statement which includes, among other things, the investment guidelines and policies contained in the Investment Management Agreement. The Investment Policy Statement is periodically revised by the Committee as deemed appropriate.

Employees are eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service. Pension benefits are generally based on a percentage of average annual compensation during the period of creditable service. The Bank makes contributions to the Pension Plan which, when taken together with participant contributions equal to 2% of their compensation, will be sufficient to fund these benefits. The Bank’s funding method, the unit credit actuarial cost method, is consistent with the funding requirements of applicable federal laws and regulations which set forth both minimum required and maximum tax deductible contributions. Employees become fully vested after four years of participation in the Pension Plan (no vesting occurs during the four-year period).

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2015, 2014 and 2013 and the benefit cost for each of the Plan years then ended. In calculating the benefit obligation at December 31, 2015, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2014, was adjusted to reflect Scale MP-2015. The updated mortality table decreased the projected benefit obligation at December 31, 2015 by approximately $270,000. In calculating the benefit obligation at December 31, 2014, the mortality table was changed from the RP-2000 Annuitant/Non-Annuitant Mortality Table with Projection Scale AA to the aforementioned RP-2014 Mortality Table with Projection Scale MP-2014. The updated mortality table, which increased the projected benefit obligation at December 31, 2014 by approximately $1.7 million, was released by the Society of Actuaries in 2014 based on a comprehensive review of recent mortality experience of uninsured private retirement plans in the United States.

	2015	2014	2013
Weighted average assumptions used to determine the benefit obligation at year end
Discount rate	4.54%	4.02%	5.07%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost
Discount rate	4.02%	5.07%	4.06%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	6.00%	6.50%	6.50%

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

	2015	2014	2013
	(in thousands)
Service cost plus expected expenses and net of expected plan participant contributions	$1,189	$1,115	$1,211
Interest cost	1,408	1,407	1,216
Expected return on plan assets	(3,086)	(3,009)	(2,656)
Amortization of prior service cost	-	16	23
Amortization of net actuarial loss	-	-	631
Net pension cost (credit)	$(489)	$(471)	$425

The net actuarial loss for the defined benefit plan that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2016 is $244,000. Prior service cost had been fully amortized from accumulated other comprehensive income into net periodic pension cost as of December 31, 2014.

Funded Status of the Plan. The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.

	2015	2014	2013
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$35,787	$28,650	$30,698
Service cost	1,267	1,051	1,211
Interest cost	1,408	1,407	1,216
Benefits paid	(1,288)	(1,160)	(1,019)
Assumption changes	(3,185)	6,302	(3,907)
Experience loss (gain) and other	1,695	(463)	451
Projected benefit obligation at end of year	35,684	35,787	28,650

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	52,208	47,182	41,598
Actual return on plan assets	(1,071)	6,009	6,660
Plan participant contributions	270	251	245
Benefits paid	(1,288)	(1,160)	(1,019)
Expenses	(98)	(74)	(302)
Fair value of plan assets at end of year	50,021	52,208	47,182

Funded status at end of year	$14,337	$16,421	$18,532

Accumulated Benefit Obligation	$32,716	$33,403	$26,261

The Bank has no minimum required pension contribution for the Plan year ending September 30, 2016 and its maximum tax-deductible contribution for the tax year beginning January 1, 2016 is $1,552,746. The contribution the Bank will make in 2016, if any, has not yet been determined.

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

Reasonable precautions are taken to avoid excessive concentrations to protect the portfolio against unfavorable outcomes within an asset class. Specifically the following guidelines are in place:

●	With the exception of fixed income investments explicitly guaranteed by the U.S. government, no single investment security shall represent more than 5% of total Plan assets; and
●

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

The portfolio will be rebalanced to the target asset allocation, if needed, no less often than quarterly. Unless expressly authorized in writing by the Committee, the following investing activities are prohibited:

●	Purchasing securities on margin;
●	Pledging or hypothecating securities, except for loans of securities that are fully collateralized;
●	Purchasing or selling derivative securities for speculation or leverage; and
●	Engaging in investment strategies that have the potential to amplify or distort the risk of loss beyond a level that is reasonably expected given the objectives of the portfolio.

The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category at December 31, 2015 and 2014 are set forth in the tables that follow.

	December 31, 2015
	Target Allocation			Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0%	-	1%	.2%		<1.00%
Equity mutual funds	15%	-	25%	19.6%	5.80%	to	11.70%
Fixed income mutual funds	75%	-	85%	80.2%	3.55%	to	4.55%
				100.0%	3.95%	to	5.95%

	December 31, 2014
Cash equivalents	0%	-	1%	.2%		<1.00%
Equity mutual funds	25%	-	35%	29.7%	6.60%	to	12.00%
Fixed income mutual funds	65%	-	75%	70.1%	3.90%	to	5.00%
				100.0%	4.70%	to	7.10%

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

At December 31, 2015, the equity and fixed income components of Plan assets consist of the following Vanguard institutional funds:

Equity

●

Vanguard Total Stock Market Index Fund (VITSX). This fund seeks to track the performance of the Center for Research in Security Prices (“CRSP”) U.S. Total Market Index. The fund is passively managed using index sampling and consists of large, small and mid-cap equity securities diversified across growth and value styles.

●

Vanguard Total International Stock Index Fund (VTSNX). This fund seeks to track the performance of the Financial Times Stock Exchange (“FTSE”) Global All Cap ex U.S. Index. The fund is passively managed and includes broad exposure across developed and emerging non-U.S. equity markets.

Fixed Income

●

Vanguard Long-Term Investment-Grade Fund (VWETX). This fund seeks high and sustainable current income. Investments are selected using a fundamental, bottom-up credit selection process and consist of long-term, high-quality bonds broadly diversified by issuer and industry sector.

●

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

Fair Value of Plan Assets. The fair value of the Plan assets at December 31, 2015 and 2014, by asset category, is summarized below.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2015:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$98	$-	$98	$-
Total cash equivalents	98	-	98	-
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	5,392	5,392	-	-
Vanguard Total International Stock Index Fund (VTSNX)	4,416	4,416	-	-
Total equity funds	9,808	9,808	-	-
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	24,053	24,053	-	-
Vanguard Long-Term Bond Index Fund (VBLLX)	16,062	16,062	-	-
Total fixed income mutual funds	40,115	40,115	-	-
Total Plan Assets	$50,021	$49,923	$98	$-

December 31, 2014:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$92	$-	$92	$-
Total cash equivalents	92	-	92	-
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	8,226	8,226	-	-
Vanguard Total International Stock Index Fund (VTSNX)	7,264	7,264	-	-
Total equity funds	15,490	15,490	-	-
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	15,706	15,706	-	-
Vanguard Long-Term Bond Index Fund (VBLLX)	20,920	20,920	-	-
Total fixed income mutual funds	36,626	36,626	-	-
Total Plan Assets	$52,208	$52,116	$92	$-

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2015 and 2014. On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in Note N to these consolidated financial statements.

At both December 31, 2015 and 2014, the Plan’s cash and cash equivalents amounted to .2% of the Plan’s total assets and represented investments in the Vanguard Prime Money Market Mutual Fund.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year			Amount
			(in thousands)
	2016		$1,462
	2017		1,659
	2018		1,788
	2019		1,899
	2020		2,077
2021	-	2025	12,204

The Bank’s Supplemental Executive Retirement Plan (“SERP”) currently covers the Bank’s CEO. The benefit under the SERP is equal to the additional amount that the CEO would be entitled to under the Pension and 401(k) plans in the absence of Internal Revenue Code limitations. SERP expense was $271,000, $133,000 and $(19,000) in 2015, 2014 and 2013, respectively.

NOTE L – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows:

	2015	2014	2013
	(in thousands)
Computer services	$2,212	$1,970	$1,985
FDIC assessment	1,472	1,278	1,139
Marketing	877	927	670

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

At December 31, 2015 and 2014, financial instruments whose contract amounts represent credit risk are as follows:

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to extend credit	$13,092	$235,368	$10,655	$203,809
Standby letters of credit	5,758	-	4,043	-

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity lines are the largest component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination, other real estate loan commitments generally expire within 60 days and commercial loan commitments generally expire within one year. At December 31, 2015, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.00% to 5.25% and maturities of 5 years and over. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through December 2016. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2015 varied from 0% to 100% of the contractual notional amount of each instrument, with the average amount of collateral totaling 81% of the aggregate outstanding notional amount. Standby letters of credit are considered financial guarantees and are recorded at fair value.

Employment Contracts. At December 31, 2015, the chief executive officer, senior executive vice president and certain of the Bank’s executive vice presidents had employment contracts with the Corporation under which they are entitled to severance compensation in the event of an involuntary termination of employment or resignation of employment following a change in control. The terms of these contracts currently range from eighteen months to three years. Unless the Corporation gives written notice of non-extension within the time frames set forth in the contracts, the contracts are automatically extended at the expiration of each year for a new period ranging from eighteen months to three years. The current aggregate annual salaries provided for in these contracts is $1,951,500.

Lease Commitments. At December 31, 2015, minimum annual rental commitments under non-cancelable operating leases are as follows:

Year	Amount
(in thousands)
2016	$1,933
2017	1,886
2018	1,661
2019	1,491
2020	1,349
Thereafter	4,248
$12,568

The Bank has various renewal options on the above leases. Rent expense, including amounts paid for real estate taxes and common area maintenance, was $1,885,000, $1,733,000 and $1,625,000 in 2015, 2014 and 2013, respectively.

Related Party Leases. Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank. The leases expire on October 31, 2017 and December 31, 2019. Aggregate base rent expense for these leases, plus a proportionate share of real estate taxes on one of the leased properties, amounted to approximately $78,000 for each of the years ending December 31, 2015, 2014 and 2013. The Corporation believes that the terms of the leases are comparable to competitive terms that could have been obtained from an unrelated third party.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2015 or 2014.

The fair values of the Corporation’s investment securities designated as available-for-sale at December 31, 2015 and 2014 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-Sale Securities:
December 31, 2015:
State and municipals	$435,693	$-	$435,693	$-
Pass-through mortgage securities	147,265	-	147,265	-
Collateralized mortgage obligations	154,742	-	154,742	-
	$737,700	$-	$737,700	$-

December 31, 2014:
State and municipals	$411,797	$-	$411,797	$-
Pass-through mortgage securities	131,181	-	131,181	-
Collateralized mortgage obligations	231,167	-	231,167	-
	$774,145	$-	$774,145	$-

Assets measured at fair value on a nonrecurring basis at December 31, 2015 and 2014, are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2015:
Residential mortgages held-for-sale:
Closed end	$25	$-	$-	$25
Revolving home equity	80	-	-	80
	$105	$-	$-	$105

Impaired loans:
Residential mortgages - closed end	$119	$-	$-	$119

December 31, 2014:
Impaired loans:
Residential mortgages - closed end	$173	$-	$-	$173

The impaired loans set forth in the preceding table had principal balances of $152,000 and $179,000 at December 31, 2015 and 2014, respectively, and valuation allowances of $33,000 and $6,000, respectively. During the years ended December 31, 2015, 2014 and 2013, the Corporation recorded provisions (credit) for loan losses of $27,000, $(14,000) and $127,000, respectively, for impaired loans measured at fair value.

The residential mortgage loans held-for-sale at December 31, 2015 in the preceding table were accounted for on a nonaccrual basis and carried at fair value.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2015 and 2014.

	Level of	December 31, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$39,635	$39,635	$32,944	$32,944
Held-to-maturity securities	Level 2	12,366	12,905	21,119	22,156
Held-to-maturity securities	Level 3	2,005	2,005	714	714
Loans	Level 3	2,220,808	2,203,418	1,781,425	1,765,202
Restricted stock	Level 1	28,435	28,435	23,304	23,304
Accrued interest receivable:
Investment securities	Level 2	4,403	4,403	4,689	4,689
Loans	Level 3	5,501	5,501	4,355	4,355

Financial Liabilities:
Checking deposits	Level 1	777,994	777,994	655,753	655,753
Savings, NOW and money market deposits	Level 1	1,195,968	1,195,968	1,000,325	1,000,325
Time deposits	Level 2	310,713	313,331	328,947	333,992
Short-term borrowings	Level 1	211,502	211,502	136,486	136,486
Long-term debt	Level 2	365,712	364,935	345,000	348,519
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	43	43	27	27
Time deposits	Level 2	3,224	3,224	5,077	5,077
Short-term borrowings	Level 1	3	3	1	1
Long-term debt	Level 2	669	669	667	667

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

NOTE O – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands)
Assets:
Cash and due from banks	$2,351	$1,256
Investment in subsidiary bank, at equity	249,260	233,103
Prepaid income taxes	719	357
Deferred income tax benefits	1,464	1,186
Other assets	4	43
	$253,798	$235,945
Liabilities:
Other liabilities	$39	$-
Cash dividends payable	2,823	2,642
	2,862	2,642

Stockholders' equity:
Common stock	1,412	1,389
Surplus	56,931	51,009
Retained earnings	185,069	170,120
	243,412	222,518
Accumulated other comprehensive income, net of tax	7,524	10,785
	250,936	233,303
	$253,798	$235,945

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Income:
Dividends from subsidiary bank	$7,500	$6,000	$3,900

Expenses:
Salaries	1,319	1,511	592
Other operating expenses	541	409	408
	1,860	1,920	1,000

Income before income taxes	5,640	4,080	2,900
Income tax benefit	(832)	(759)	(397)
Income before undistributed earnings of subsidiary bank	6,472	4,839	3,297
Equity in undistributed earnings	19,418	18,175	18,003
Net income	$25,890	$23,014	$21,300

Comprehensive income	$22,629	$32,137	$6,222

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net income	$25,890	$23,014	$21,300
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(19,418)	(18,175)	(18,003)
Deferred income tax credit	(278)	(289)	(67)
Stock-based compensation expense	1,319	1,511	592
(Increase) decrease in prepaid income taxes	(362)	139	105
(Increase) decrease in other assets	38	(41)	(1)
Increase (decrease) in other liabilities	39	(12)	12
Net cash provided by operating activities	7,228	6,147	3,938

Cash Flows From Financing Activities:
Repurchase and retirement of common stock	(287)	(286)	(95)
Proceeds from exercise of stock options	707	1,055	1,418
Tax benefit of stock compensation plans	336	224	162
Proceeds from issuance of common stock	3,870	2,185	2,167
Cash dividends paid	(10,759)	(9,736)	(6,904)
Net cash used in financing activities	(6,133)	(6,558)	(3,252)
Net increase (decrease) in cash and cash equivalents*	1,095	(411)	686
Cash and cash equivalents, beginning of year	1,256	1,667	981
Cash and cash equivalents, end of year	$2,351	$1,256	$1,667

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$2,823	$2,642	$2,376

* Cash and cash equivalents is defined as cash and due from banks and includes, among other things, the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE P – QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2015
Interest income	$22,058	$22,667	$22,903	$24,507	$92,135
Interest expense	4,252	4,173	3,970	4,134	16,529
Net interest income	17,806	18,494	18,933	20,373	75,606
Provision for loan losses	411	942	1,049	1,915	4,317
Noninterest income before net securities gains	1,956	1,950	1,819	1,709	7,434
Net gains on sales of securities	-	1,133	-	191	1,324
Noninterest expense before debt extinguishment costs	11,147	10,958	11,382	12,120	45,607
Debt extinguishment costs	-	1,084	-	-	1,084
Income before income taxes	8,204	8,593	8,321	8,238	33,356
Income tax expense	1,719	2,317	1,810	1,620	7,466
Net income	6,485	6,276	6,511	6,618	25,890
Earnings per share:
Basic	.47	.45	.46	.47	1.85
Diluted	.46	.44	.46	.46	1.83
Comprehensive income	8,092	670	9,536	4,331	22,629

2014
Interest income	$19,692	$20,018	$21,059	$21,207	$81,976
Interest expense	3,597	3,670	3,817	3,964	15,048
Net interest income	16,095	16,348	17,242	17,243	66,928
Provision for loan losses (credit)	(59)	982	1,221	1,045	3,189
Noninterest income before net securities gains	1,778	1,748	2,005	1,729	7,260
Net gains on sales of securities	69	49	23	-	141
Noninterest expense	10,190	10,095	10,147	11,599	42,031
Debt extinguishment costs	-	-	-	-	-
Income before income taxes	7,811	7,068	7,902	6,328	29,109
Income tax expense	1,854	1,524	1,848	869	6,095
Net income	5,957	5,544	6,054	5,459	23,014
Earnings per share:
Basic	.43	.40	.44	.39	1.67
Diluted	.43	.40	.43	.39	1.65
Comprehensive income	11,988	10,041	6,114	3,994	32,137

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The First of Long Island Corporation

Glen Head, New York

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited The First of Long Island Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First of Long Island Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First of Long Island Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The First of Long Island Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York

March 15, 2016

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

Management's Report on Internal Control Over Financial Reporting

The management of The First of Long Island Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The First of Long Island Corporation’s system of internal control over financial reporting was designed by or under the supervision of the Corporation’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of the preparation of the Corporation’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, based on the criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on the assessment, management determined that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015 in their report which appears on page 66.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2016 that will be filed with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2016 that will be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2016 that will be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2016 that will be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2016 that will be filed with the SEC.

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

4

Amended and Restated Shareholder Protection Rights Agreement dated as of August 1, 2006, between The First of Long Island Corporation and Continental Stock Transfer & Trust Company (successor appointee, effective December 15, 2014), as Rights Agent (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed July 21, 2006)

10.1

Incentive Compensation Plan for Directors and Executive Officers, as amended (incorporated by reference to Items 1.01 of Registrant’s Form 8-K filed March 7, 2012 and Item 5.02 of Registrant’s Form 8-K filed January 28, 2013)

10.2

The First of Long Island Corporation 2006 Stock Compensation Plan, as amended (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2006, Exhibit 10.9 of Registrant’s Form 8-K filed December 19, 2008, part of Item 5.02 of Registrant’s Form 8-K filed June 21, 2010 and Item 5.02 and Exhibit 10.15 of Registrant’s Form 8-K filed September 27, 2010)

10.3

Employment Agreement between Registrant and Michael N. Vittorio, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 20, 2005 and Exhibit 10.1 of Registrant’s Form 8-K filed December 19, 2008)

10.4

Employment Agreement between Registrant and Donald L. Manfredonia, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed March 29, 2002, Exhibit 10.5 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.3 of Registrant’s Form 8-K filed December 19, 2008)

10.5

Employment Agreement between Registrant and Richard Kick, as amended (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 3, 2005 and Exhibit 10.5 of Registrant’s Form 8-K filed December 19, 2008)

10.6

Employment Agreement between Registrant and Mark D. Curtis, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 3, 2005, Exhibit 10.4 of Registrant’s Form 8-K filed December 19, 2008 and Exhibit 10.10 of Registrant’s Form 8-K filed October 21, 2009)

10.7

Employment Agreement between Registrant and Sallyanne K. Ballweg, as amended (incorporated by reference to Exhibit 10.12 of Registrant’s Form 8-K filed January 4, 2008, Exhibit 10.2 of Registrant’s Form 8-K filed December 19, 2008, Exhibit 10.13 of Registrant’s Form 10-K filed March 13, 2009 and Exhibit 10.13 of Registrant’s Form 8-K filed May 21, 2009)

10.8	Amendment to Supplemental Executive Retirement Program (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed December 19, 2008)

10.9

Special Severance Agreement dated as of February 17, 2014 between The First of Long Island Corporation and Richard P. Perro, Executive Vice President (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed May 12, 2014)

10.10

Special Severance Agreement dated as of February 14, 2011 between The First of Long Island Corporation and Christopher Becker, Executive Vice President (incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed March 16, 2015)

10.11	The First of Long Island Corporation 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 17, 2014)

21	Subsidiary information included in Part 1, “Business” of this Form 10-K

23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 15, 2016	By /s/ MICHAEL N. VITTORIO
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

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 15, 2016
Walter C. Teagle III

/s/ ALLEN E. BUSCHING	Director	March 15, 2016
Allen E. Busching

/s/ PAUL T. CANARICK	Director	March 15, 2016
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 15, 2016
Alexander L. Cover

/s/ HOWARD THOMAS HOGAN JR.	Director	March 15, 2016
Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	March 15, 2016
John T. Lane

/s/ J. DOUGLAS MAXWELL JR.	Director	March 15, 2016
J. Douglas Maxwell Jr.

/s/ STEPHEN V. MURPHY	Director	March 15, 2016
Stephen V. Murphy

/s/ PETER QUICK	Director	March 15, 2016
Peter Quick

/s/ MILBREY RENNIE TAYLOR	Director	March 15, 2016
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 15, 2016
Eric Tveter

/s/ MICHAEL N. VITTORIO	Director	March 15, 2016
Michael N. Vittorio