Form 10-Q
period 2016-03-31
FIRST OF LONG ISLAND CORP
filed 2016-05-02
CIK 740663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 25, 2016
Common stock, $.10 par value per share	14,273,793

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2016	2015

Assets:
Cash and cash equivalents	$42,321	$39,635

Investment securities:
Held-to-maturity, at amortized cost (fair value of $14,069 and $14,910)	13,578	14,371
Available-for-sale, at fair value	784,972	737,700
	798,550	752,071

Loans held-for-sale	-	105

Loans:
Commercial and industrial	102,257	93,056
Secured by real estate:
Commercial mortgages	1,044,950	1,036,331
Residential mortgages	1,068,824	1,025,215
Home equity lines	87,290	87,848
Consumer and other	5,831	5,733
	2,309,152	2,248,183
Allowance for loan losses	(27,524)	(27,256)
	2,281,628	2,220,927

Restricted stock, at cost	20,492	28,435
Bank premises and equipment, net	30,986	30,330
Bank-owned life insurance	32,681	32,447
Pension plan assets, net	14,394	14,337
Other assets	13,324	12,056
	$3,234,376	$3,130,343
Liabilities:
Deposits:
Checking	$767,797	$777,994
Savings, NOW and money market	1,481,455	1,195,968
Time, $100,000 and over	197,466	198,147
Time, other	109,285	112,566
	2,556,003	2,284,675

Short-term borrowings	11,810	211,502
Long-term debt	389,212	365,712
Accrued expenses and other liabilities	8,621	12,313
Deferred income taxes payable	8,294	5,205
	2,973,940	2,879,407

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares
Issued and outstanding, 14,212,354 and 14,116,677 shares	1,421	1,412
Surplus	58,914	56,931
Retained earnings	189,646	185,069
	249,981	243,412
Accumulated other comprehensive income, net of tax	10,455	7,524
	260,436	250,936
	$3,234,376	$3,130,343

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015

Interest and dividend income:
Loans	$19,814	$16,551
Investment securities:
Taxable	1,890	2,118
Nontaxable	3,403	3,389
	25,107	22,058
Interest expense:
Savings, NOW and money market deposits	933	545
Time deposits	1,375	1,581
Short-term borrowings	124	81
Long-term debt	1,974	2,045
	4,406	4,252
Net interest income	20,701	17,806
Provision for loan losses	253	411
Net interest income after provision for loan losses	20,448	17,395

Noninterest income:
Investment Management Division income	476	507
Service charges on deposit accounts	634	656
Other	644	793
	1,754	1,956
Noninterest expense:
Salaries	5,578	5,052
Employee benefits	1,669	1,363
Occupancy and equipment	2,377	2,458
Other	2,807	2,274
	12,431	11,147

Income before income taxes	9,771	8,204
Income tax expense	2,341	1,719
Net income	$7,430	$6,485

Earnings per share:
Basic	$.52	$.47
Diluted	$.52	$.46

Cash dividends declared per share	$.20	$.19

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2016	2015

Net income	$7,430	$6,485

Other comprehensive income:
Change in net unrealized holding gains on available-for-sale securities	5,142	2,584
Change in funded status of pension plan	61	-
Other comprehensive income before income taxes	5,203	2,584
Income tax expense	2,272	977
Other comprehensive income	2,931	1,607
Comprehensive income	$10,361	$8,092

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2016
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2016	14,116,677	$1,412	$56,931	$185,069	$7,524	$250,936
Net income				7,430		7,430
Other comprehensive income					2,931	2,931
Repurchase of common stock	(13,393)	(1)	(369)			(370)
Common stock issued under stock compensation plans, including tax benefit	58,469	5	420			425
Common stock issued under dividend reinvestment and stock purchase plan	50,601	5	1,424			1,429
Stock-based compensation			508			508
Cash dividends declared				(2,853)		(2,853)
Balance, March 31, 2016	14,212,354	$1,421	$58,914	$189,646	$10,455	$260,436

	Three Months Ended March 31, 2015
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2015	13,887,134	$1,389	$51,009	$170,120	$10,785	$233,303
Net income				6,485		6,485
Other comprehensive income					1,607	1,607
Repurchase of common stock	(12,227)	(1)	(286)			(287)
Common stock issued under stock compensation plans, including tax benefit	57,390	6	399			405
Common stock issued under dividend reinvestment and stock purchase plan	26,617	2	629			631
Stock-based compensation			440			440
Cash dividends declared				(2,650)		(2,650)
Balance, March 31, 2015	13,958,914	$1,396	$52,191	$173,955	$12,392	$239,934

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2016	2015

Cash Flows From Operating Activities:
Net income	$7,430	$6,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	253	411
Provision for deferred income taxes	817	250
Depreciation and amortization	848	791
Premium amortization on investment securities, net	920	1,357
Net loss on sales of loans held-for-sale	5	-
Stock-based compensation expense	508	440
Accretion of cash surrender value on bank-owned life insurance	(234)	(230)
Pension expense (credit)	4	(122)
Increase in other assets	(1,268)	(87)
Decrease in accrued expenses and other liabilities	(3,724)	(861)
Net cash provided by operating activities	5,559	8,434

Cash Flows From Investing Activities:
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	812	988
Available-for-sale	22,369	25,003
Purchases of available-for-sale investment securities	(65,438)	(9,893)
Proceeds from sales of loans held-for-sale	100	-
Net increase in loans	(60,954)	(78,579)
Net decrease in restricted stock	7,943	3,725
Purchases of premises and equipment, net	(1,504)	(1,274)
Net cash used in investing activities	(96,672)	(60,030)

Cash Flows From Financing Activities:
Net increase in deposits	271,328	146,697
Net decrease in short-term borrowings	(199,692)	(127,308)
Proceeds from long-term debt	23,500	42,225
Proceeds from issuance of common stock, net	1,429	631
Proceeds from exercise of stock options	220	247
Tax benefit from stock compensation plans	205	158
Repurchase and retirement of common stock	(370)	(287)
Cash dividends paid	(2,821)	(2,639)
Net cash provided by financing activities	93,799	59,724

Net increase in cash and cash equivalents	2,686	8,128
Cash and cash equivalents, beginning of year	39,635	32,944
Cash and cash equivalents, end of period	$42,321	$41,072

Supplemental Information:
Cash paid for:
Interest	$7,426	$4,159
Income taxes	694	575
Noncash investing and financing activities:
Cash dividends payable	2,855	2,652

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles in the United States. In preparing the consolidated financial statements, management is required to make estimates, such as the allowance for loan losses, and assumptions that affect the reported asset and liability balances, revenue and expense amounts, and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly owned subsidiaries: FNY Service Corp., an investment company, and The First of Long Island Agency, Inc., a licensed insurance agency under the laws of the State of New York. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial information included herein as of and for the periods ended March 31, 2016 and 2015 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2015 consolidated balance sheet was derived from the Corporation's December 31, 2015 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 – EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015
Net income	$7,430	$6,485
Income allocated to participating securities (1)	31	-
Income allocated to common stockholders	$7,399	$6,485

Weighted average:
Common shares	14,183,719	13,924,791
Dilutive stock options and restricted stock units (1)	152,864	150,190
	14,336,583	14,074,981
Earnings per share:
Basic	$.52	$.47
Diluted	$.52	$.46

(1)   In January 2016, the Board of Directors awarded 68,010 restricted stock units (“RSUs”) which accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs are considered to participate with common stock in the undistributed earnings of the Corporation and, therefore, the Corporation is required to calculate basic and diluted EPS using the two-class method. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities. See Note 6 for additional details on the RSUs awarded in 2016.

3 - COMPREHENSIVE INCOME

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

The components of other comprehensive income and the related tax effects are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$5,142	$2,584
Tax effect	2,298	1,014
	2,844	1,570

Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (1)	61	-
Tax effect	(26)	(37)
	87	37
Other comprehensive income	$2,931	$1,607

(1)  Represents the amortization into expense of net actuarial loss relating to the Bank’s defined benefit pension plan. This item is included in net periodic pension cost (see Note 7) and in the consolidated statements of income in the line item, “Employee benefits.” The related income tax expense is included in the consolidated statements of income in the line item, “Income tax expense.”

The following table sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/15	Change	3/31/16
	(in thousands)
Unrealized holding gains on available-for-sale securities	$11,675	$2,844	$14,519
Unrealized actuarial losses on pension plan	(4,151)	87	(4,064)
Accumulated other comprehensive income, net of tax	$7,524	$2,931	$10,455

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$12,203	$366	$-	$12,569
Pass-through mortgage securities	560	69	-	629
Collateralized mortgage obligations	815	56	-	871
	$13,578	$491	$-	$14,069
Available-for-Sale Securities:
State and municipals	$432,979	$21,097	$(119)	$453,957
Pass-through mortgage securities	176,688	1,225	(381)	177,532
Collateralized mortgage obligations	150,534	3,201	(252)	153,483
	$760,201	$25,523	$(752)	$784,972

	December 31, 2015
Held-to-Maturity Securities:
State and municipals	$12,922	$410	$-	$13,332
Pass-through mortgage securities	576	67	-	643
Collateralized mortgage obligations	873	62	-	935
	$14,371	$539	$-	$14,910
Available-for-Sale Securities:
State and municipals	$416,957	$18,892	$(156)	$435,693
Pass-through mortgage securities	148,402	810	(1,947)	147,265
Collateralized mortgage obligations	152,712	2,720	(690)	154,742
	$718,071	$22,422	$(2,793)	$737,700

At March 31, 2016 and December 31, 2015, investment securities with a carrying value of $450,065,000 and $405,769,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2016 and December 31, 2015.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2016
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$14,432	$(99)	$3,821	$(20)	$18,253	$(119)
Pass-through mortgage securities	29,699	(28)	49,278	(353)	78,977	(381)
Collateralized mortgage obligations	15,033	(28)	11,849	(224)	26,882	(252)
Total temporarily impaired	$59,164	$(155)	$64,948	$(597)	$124,112	$(752)

	December 31, 2015
State and municipals	$13,148	$(78)	$5,837	$(78)	$18,985	$(156)
Pass-through mortgage securities	98,504	(1,348)	27,365	(599)	125,869	(1,947)
Collateralized mortgage obligations	39,133	(305)	12,743	(385)	51,876	(690)
Total temporarily impaired	$150,785	$(1,731)	$45,945	$(1,062)	$196,730	$(2,793)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

Sales of Available-for-Sale and Held-to-Maturity Securities. There were no sales of available-for-sale or held-to-maturity securities during the three months ended March 31, 2016 and 2015.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at March 31, 2016 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
	(in thousands)
Held-to-Maturity Securities:
Within one year	$3,265	$3,276
After 1 through 5 years	6,493	6,754
After 5 through 10 years	2,077	2,153
After 10 years	368	386
Mortgage-backed securities	1,375	1,500
	$13,578	$14,069
Available-for-Sale Securities:
Within one year	$14,812	$15,035
After 1 through 5 years	48,862	51,037
After 5 through 10 years	159,175	166,782
After 10 years	210,130	221,103
Mortgage-backed securities	327,222	331,015
	$760,201	$784,972

5 – LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	March 31, 2016
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$-	$102,257	$102,257	$-	$1,112	$1,112
Commercial mortgages:
Multifamily	-	568,403	568,403	-	6,805	6,805
Other	-	362,575	362,575	-	3,853	3,853
Owner-occupied	585	113,387	113,972	-	1,093	1,093
Residential mortgages:
Closed end	3,763	1,065,061	1,068,824	414	13,229	13,643
Revolving home equity	521	86,769	87,290	-	927	927
Consumer and other	-	5,831	5,831	-	91	91
	$4,869	$2,304,283	$2,309,152	$414	$27,110	$27,524

	December 31, 2015
Commercial and industrial	$-	$93,056	$93,056	$-	$928	$928
Commercial mortgages:
Multifamily	-	572,322	572,322	-	6,858	6,858
Other	-	348,909	348,909	-	3,674	3,674
Owner-occupied	594	114,506	115,100	-	1,047	1,047
Residential mortgages:
Closed end	3,797	1,021,418	1,025,215	428	13,211	13,639
Revolving home equity	522	87,326	87,848	-	1,016	1,016
Consumer and other	-	5,733	5,733	-	94	94
	$4,913	$2,243,270	$2,248,183	$428	$26,828	$27,256

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015.

	Balance at 1/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/16
	(in thousands)
Commercial and industrial	$928	$-	$4	$180	$1,112
Commercial mortgages:
Multifamily	6,858	-	-	(53)	6,805
Other	3,674	-	-	179	3,853
Owner-occupied	1,047	-	-	46	1,093
Residential mortgages:
Closed end	13,639	-	8	(4)	13,643
Revolving home equity	1,016	-	3	(92)	927
Consumer and other	94	-	-	(3)	91
	$27,256	$-	$15	$253	$27,524

	Balance at 1/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/15
	(in thousands)
Commercial and industrial	$838	$-	$-	$131	$969
Commercial mortgages:
Multifamily	7,207	-	-	(71)	7,136
Other	2,340	-	1	12	2,353
Owner-occupied	1,023	-	-	(91)	932
Residential mortgages:
Closed end	10,599	-	-	476	11,075
Revolving home equity	1,121	-	1	(73)	1,049
Consumer and other	93	27	-	27	93
	$23,221	$27	$2	$411	$23,607

For individually impaired loans, the following tables set forth by class of loans at March 31, 2016 and December 31, 2015 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2016 and 2015. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Three Months Ended
	March 31, 2016			March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages - owner occupied	$585	$649	$-	$589	$-
Residential mortgages:
Closed end	296	403	-	300	-
Revolving home equity	521	520	-	521	2

With an allowance recorded:
Residential mortgages - closed end	3,467	3,470	414	3,475	34

Total:
Commercial mortgages - owner occupied	585	649	-	589	-
Residential mortgages:
Closed end	3,763	3,873	414	3,775	34
Revolving home equity	521	520	-	521	2
	$4,869	$5,042	$414	$4,885	$36

				Three Months Ended
	December 31, 2015			March 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages:
Multifamily	$-	$-	$-	$298	$-
Owner-occupied	594	654	-	628	-
Residential mortgages:
Closed end	306	405	-	389	-
Revolving home equity	522	521	-	280	-

With an allowance recorded:
Commercial and industrial	-	-	-	15	-
Residential mortgages - closed end	3,491	3,494	428	683	8

Total:
Commercial and industrial	-	-	-	15	-
Commercial mortgages:
Multifamily	-	-	-	298	-
Owner-occupied	594	654	-	628	-
Residential mortgages:
Closed end	3,797	3,899	428	1,072	8
Revolving home equity	522	521	-	280	-
	$4,913	$5,074	$428	$2,293	$8

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	March 31, 2016
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-	$102,257	$102,257
Commercial mortgages:
Multifamily	-	-	-	-	-	568,403	568,403
Other	-	-	-	-	-	362,575	362,575
Owner-occupied	-	-	-	585	585	113,387	113,972
Residential mortgages:
Closed end	265	-	-	448	713	1,068,111	1,068,824
Revolving home equity	-	-	-	280	280	87,010	87,290
Consumer and other	-	-	-	-	-	5,831	5,831
	$265	$-	$-	$1,313	$1,578	$2,307,574	$2,309,152

	December 31, 2015
Commercial and industrial	$-	$-	$-	$-	$-	$93,056	$93,056
Commercial mortgages:
Multifamily	-	-	-	-	-	572,322	572,322
Other	-	-	-	-	-	348,909	348,909
Owner-occupied	-	-	-	594	594	114,506	115,100
Residential mortgages:
Closed end	991	-	-	456	1,447	1,023,768	1,025,215
Revolving home equity	-	-	-	280	280	87,568	87,848
Consumer and other	12	-	-	-	12	5,721	5,733
	$1,003	$-	$-	$1,330	$2,333	$2,245,850	$2,248,183

Nonaccrual loans at March 31, 2016 include a first lien residential mortgage in the amount of $152,000 that is in the process of foreclosure. There were no loans in the process of foreclosure at December 31, 2015. The Bank did not hold any foreclosed residential real estate property at March 31, 2016 or December 31, 2015.

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

During the three months ended March 31, 2016 and 2015, the Bank did not modify any loans in troubled debt restructurings.

At March 31, 2016 and December 31, 2015, the Bank had an allowance for loan losses of $389,000 and $395,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the three months ended March 31, 2016 and 2015 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Credit Quality Indicators. The Bank categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, payment experience, credit underwriting documentation, public records and current economic trends.

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

The Bank's Loan Policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans. The requirements include details of the scope of coverage and selection process based on loan-type and risk rating. Among other requirements, at least 60% of the recorded investment of commercial real estate loans as of December 31 of the prior year must be reviewed annually. The frequency of the review of other loans is determined by the Bank’s ongoing assessments of the borrower’s condition.

Residential mortgage loans, revolving home equity lines, other consumer loans and small business credit scored loans are risk rated utilizing a three point rating system. In most cases, the borrower’s credit score dictates the risk rating. However, regardless of credit score, loans that are on management’s watch list or have been criticized or classified by management are assigned a risk rating of 3. A credit score is a tool used in the Bank’s loan approval process, and a minimum score of 700 is generally required for new loans. Credit scores for each borrower are updated at least annually. The risk ratings along with their definitions are as follows:

Internally Assigned Risk Rating
1	Credit score is equal to or greater than 680.
2	Credit score is 635 to 679.
3	Credit score is below 635 or, regardless of credit score, the loan has been classified, criticized or placed on watch.

The following tables present the recorded investment in commercial and industrial loans and commercial mortgage loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	March 31, 2016
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$101,323	$934	$-	$-	$-	$102,257
Commercial mortgages:
Multifamily	563,575	-	4,828	-	-	568,403
Other	360,098	900	-	1,577	-	362,575
Owner-occupied	109,561	3,826	-	585	-	113,972
	$1,134,557	$5,660	$4,828	$2,162	$-	$1,147,207

	December 31, 2015
Commercial and industrial	$91,950	$1,106	$-	$-	$-	$93,056
Commercial mortgages:
Multifamily	567,467	-	4,855	-	-	572,322
Other	346,419	900	-	1,590	-	348,909
Owner-occupied	110,641	3,865	-	594	-	115,100
	$1,116,477	$5,871	$4,855	$2,184	$-	$1,129,387

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	March 31, 2016
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$1,064,049	$1,012	$-	$3,763	$-	$1,068,824
Revolving home equity	86,769	-	-	521	-	87,290
Consumer and other	5,355	-	-	-	-	5,355
	$1,156,173	$1,012	$-	$4,284	$-	$1,161,469

	December 31, 2015
Residential mortgages:
Closed end	$1,020,393	$1,025	$-	$3,797	$-	$1,025,215
Revolving home equity	87,326	-	-	522	-	87,848
Consumer and other	5,443	-	-	-	-	5,443
	$1,113,162	$1,025	$-	$4,319	$-	$1,118,506

Deposit account overdrafts were $476,000 and $290,000 at March 31, 2016 and December 31, 2015, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

6 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, RSUs, or any combination thereof, any of which may be subject to performance-based vesting conditions. The exercise price of ISOs and NQSOs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option is granted. The 2014 Plan is administered by the Compensation Committee of the Board of Directors. Awards granted to date under the 2014 Plan are substantially comprised of RSUs. All awards granted under the 2014 Plan will immediately vest in the event of a change in control, total and permanent disability, as defined, or death, and with certain exceptions will immediately vest in the event of retirement, as defined.

The Corporation has 1,500,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 1,500,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 525,000 shares may be issued as restricted stock awards or RSUs. At March 31, 2016, 1,356,973 shares of common stock remain available for issuance of awards under the 2014 Plan of which 369,353 shares remain available for issuance as restricted stock awards or RSUs.

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

2006 Plan. The 2006 Plan was approved by the stockholders of the Corporation on April 18, 2006. The 2006 Plan permitted the granting of stock options, SARs, restricted stock awards and RSUs to employees and non-employee directors. Under the terms of the 2006 Plan, stock options and SARs could not have an exercise price that was less than 100% of the fair market value of one share of the underlying common stock on the date of grant. Through December 31, 2011, equity grants to executive officers and directors under the 2006 Plan consisted of a combination of NQSOs and RSUs, while equity grants to other officers consisted solely of NQSOs. Beginning in 2012, equity grants under the 2006 Plan consisted solely of RSUs. Stock options granted under the 2006 Plan have a five year vesting period and a ten year term. All awards granted under the 2006 Plan will immediately vest in the event of a change in control, retirement, total and permanent disability, as defined, or death.

Fair Value of RSUs. The grant date fair value of RSUs awarded in 2016 is equal to the market price of the shares underlying the awards on the grant date. For RSUs awarded prior to 2016, the grant date fair value is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid or accrued on these RSUs.

Fair Value of Stock Options. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.

Compensation Expense. Compensation expense for performance-based RSUs is recognized over a three-year performance period and adjusted periodically to reflect the estimated number of shares of the Corporation’s common stock into which the RSUs will ultimately be convertible. However, for performance-based RSUs that provide for immediate vesting in the event of retirement, if the period between the grant date and the grantee’s eligible retirement date is less than three years, compensation expense is recognized ratably over this shorter period without regard to performance. Compensation expense for service-based RSUs is recognized over the applicable service-based vesting period with acceleration, as appropriate, based on a grantee’s eligible retirement date.

Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.

The Corporation recorded compensation expense for share-based payments of $508,000 and $440,000 and recognized related income tax benefits of $213,000 and $172,000 for the three months ended March 31, 2016 and 2015, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of March 31, 2016, and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2016	231,444	$15.96
Exercised	(13,707)	16.05
Forfeited or expired	(3,875)	15.12
Outstanding at March 31, 2016	213,862	$15.97	3.05	$2,680
Exercisable at March 31, 2016	213,362	$15.95	3.03	$2,678

All options outstanding at March 31, 2016 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first three months of 2016 and 2015 was $152,000 and $178,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of March 31, 2016 and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2016	157,351	$21.83
Granted	68,010	27.26
Converted	(44,762)	18.95
Forfeited	-	-
Outstanding at March 31, 2016	180,599	$24.59	1.93	$5,147
Vested and Convertible at March 31, 2016	-	$-	-	$-

The number of RSUs in the table represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted. All of the RSUs outstanding at March 31, 2016 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first three months of 2016 and 2015 was $1,237,000 and $965,000, respectively.

Unrecognized Compensation Cost. As of March 31, 2016, there was $2,596,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $4,000 for stock options and $2,592,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 2.0 years, which is based on weighted-average periods of 4.2 years and 2.0 years for stock options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from stock option exercises for the three months ended March 31, 2016 and 2015 was $220,000 and $247,000, respectively. The actual tax benefits realized for the tax deductions from stock option exercises for the three months ended March 31, 2016 and 2015 were $63,000 and $65,000, respectively.

Other. No cash was used to settle stock options during the first three months of 2016 or 2015. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Service cost plus expected expenses and net of expected plan participant contributions	$286	$297
Interest cost	396	352
Expected return on plan assets	(739)	(771)
Amortization of net actuarial loss	61	-
Net pension cost (credit)	$4	$(122)

The Bank makes cash contributions to the pension plan (“Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax-deductible contributions. The Bank has no minimum required pension contribution for the Plan year ending September 30, 2016 and its maximum tax-deductible contribution for the tax year beginning January 1, 2016 is $1,553,000. Management has not yet determined the amount, if any, that the Bank will contribute to the Plan in 2016.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2016 or 2015.

The fair values of the Corporation’s investment securities designated as available-for-sale at March 31, 2016 and December 31, 2015 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2016:
Available-for-Sale Securities:
State and municipals	$453,957	$-	$453,957	$-
Pass-through mortgage securities	177,532	-	177,532	-
Collateralized mortgage obligations	153,483	-	153,483	-
	$784,972	$-	$784,972	$-

December 31, 2015:
Available-for-Sale Securities:
State and municipals	$435,693	$-	$435,693	$-
Pass-through mortgage securities	147,265	-	147,265	-
Collateralized mortgage obligations	154,742	-	154,742	-
	$737,700	$-	$737,700	$-

Assets measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015, are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment, if needed. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2016:
Impaired loan:
Residential mortgage - closed end	$128	$-	$-	$128

December 31, 2015:
Residential mortgages held-for-sale:
Closed end	$25	$-	$-	$25
Revolving home equity	80			80
	$105	$-	$-	$105
Impaired loan:
Residential mortgage - closed end	$119	$-	$-	$119

The impaired loan set forth in the preceding table had a principal balance of $152,000 at March 31, 2016 and December 31, 2015, and valuation allowances of $24,000 and $33,000, respectively. During the three months ended March 31, 2016 and 2015, the Corporation recorded credit provisions for loan losses of $9,000 and $6,000, respectively, for impaired loans measured at fair value.

The residential mortgage loans held-for-sale at December 31, 2015 in the preceding table were accounted for on a nonaccrual basis and carried at fair value. These loans were sold during the first quarter of 2016 at a loss of $5,000.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at March 31, 2016 and December 31, 2015.

	Level of	March 31, 2016		December 31, 2015
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$42,321	$42,321	$39,635	$39,635
Held-to-maturity securities	Level 2	11,573	12,064	12,366	12,905
Held-to-maturity securities	Level 3	2,005	2,005	2,005	2,005
Loans	Level 3	2,281,500	2,291,982	2,220,808	2,203,418
Restricted stock	Level 1	20,492	20,492	28,435	28,435
Accrued interest receivable:
Investment securities	Level 2	4,775	4,775	4,403	4,403
Loans	Level 3	5,718	5,718	5,501	5,501

Financial Liabilities:
Checking deposits	Level 1	767,797	767,797	777,994	777,994
Savings, NOW and money market deposits	Level 1	1,481,455	1,481,455	1,195,968	1,195,968
Time deposits	Level 2	306,751	312,715	310,713	313,331
Short-term borrowings	Level 1	11,810	11,810	211,502	211,502
Long-term debt	Level 2	389,212	394,767	365,712	364,935
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	104	104	43	43
Time deposits	Level 2	109	109	3,224	3,224
Short-term borrowings	Level 1	-	-	3	3
Long-term debt	Level 2	706	706	669	669

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

9 - ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 provides guidance on the accounting for share-based payments in which the terms of an award provide that an employee can cease rendering service before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments in ASU 2014-12 were effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption was permitted. The adoption of ASU 2014-12 on January 1, 2016 did not have a material impact on the Corporation’s financial position, results of operations or disclosures.

10 - IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

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

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects any entity that issues share-based payment awards to its employees. The ASU involves the simplification of several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the impact that ASU 2016-09 will have on the Corporation’s financial position, results of operations and disclosures.

11 - SUBSEQUENT EVENT

In April 2016, the Bank completed a deleveraging transaction. The primary purpose of the transaction was to reduce the size of the Corporation’s balance sheet by eliminating inefficient leverage and thereby provide capital to accommodate growth. The transaction involved the sale of $40.3 million of mortgage securities and utilization of most of the resulting proceeds to prepay $30 million of long-term debt. The transaction is expected to positively impact the second quarter Tier 1 leverage capital ratio by approximately 8 basis points, and have an immaterial positive impact on net interest income and net interest margin in 2016. The gain on the sale of the securities of $1.8 million and the debt extinguishment costs of $1.8 million essentially offset one another, resulting in approximately $40,000 of pre-tax income in the second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” Although the Bank’s primary service area is Nassau and Suffolk Counties, Long Island, it does have two commercial banking branches in Manhattan and two full service branches in Queens.

Overview

Net income and earnings per share for the first quarter of 2016 were $7.4 million and $.52, respectively, representing increases over the same period last year of 14.6% and 13.0%, respectively. Dividends per share increased 5.3%, from $.19 for the first three months of 2015 to $.20 for the current three-month period. Returns on average assets (ROA) and average equity (ROE) for the first three months of 2016 were .94% and 11.62%, respectively, versus .95% and 11.15%, respectively, for the same period last year. Book value per share increased from $17.78 at year-end 2015 to $18.32 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remain excellent and the mortgage pipeline at quarter-end remained strong at $127 million.

Analysis of First Quarter Earnings. Net income for the first quarter of 2016 was $7.4 million, an increase of $945,000, or 14.6%, over the same quarter last year. The increase is attributable to an increase in net interest income of $2.9 million, or 16.3%, and a decrease in the provision for loan losses of $158,000. The impact of these items was partially offset by increases in noninterest expense and income tax expense of $1.3 million and $622,000, respectively, and a decrease in noninterest income of $202,000.

The increase in net interest income was primarily driven by growth in average interest-earning assets of $401.9 million, or 15.0%. Average interest-earning assets grew mostly because of increases in the average balances of loans and nontaxable securities, partially offset by a decrease in the average balance of taxable securities. The growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits and interest-bearing deposits. Net interest margin increased slightly from 2.91% in the first quarter of 2015 to 2.93% in the current quarter.

The $1.3 million increase in noninterest expense is primarily attributable to increases in salaries, employee benefits expense, computer and telecommunications expense and marketing expense. Also contributing to the increase in noninterest expense was an expense credit in the first quarter of 2015 which resulted from the elimination of a litigation accrual.

The $202,000 decrease in noninterest income is primarily attributable to a decrease in real estate and sales tax refunds and decreases in Investment Management Division Income and service charges on deposit accounts. The impact of these items was partially offset by increased income from a variety of noninterest income initiatives including debit cards, ATM banking, sales of mutual funds and annuities and merchant services.

The $622,000 increase in income tax expense is attributable to higher pre-tax earnings in the current quarter and higher New York City income taxes in the current quarter due to a 2015 law change, partially offset by additional New York State income tax benefits derived from the Corporation’s captive REIT.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased by 2 basis points from 1.21% at year-end 2015 to 1.19% at March 31, 2016. The decrease is primarily due to continued improvement in economic conditions and a reduction in the historical loss component of the allowance for loan losses. The provision for loan losses was $253,000 and $411,000 in the first quarters of 2016 and 2015, respectively. The amount of the provision in each quarter was driven mainly by loan growth, offset by improved economic conditions and, in the first quarter of 2016, further offset by the aforementioned reduction in historical losses.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans and troubled debt restructurings were essentially unchanged during the quarter, amounting to $1.3 million and $4.4 million, respectively, at quarter-end, or .06% and .19%, respectively, of total loans outstanding. Of the troubled debt restructurings, $3.6 million are performing in accordance with their modified terms and $882,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $265,000, or .01% of total loans outstanding, at March 31, 2016, compared to $1.0 million, or .04%, at December 31, 2015.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 63% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives. Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system, particularly in the New York City boroughs of Queens and Brooklyn. With respect to loan growth, the Bank plans to continue to prudently manage concentration risk and further develop its broker and correspondent relationships. All loans originated through such relationships are underwritten by Bank personnel. The Bank’s branch distribution system currently consists of 44 branches located in Nassau and Suffolk Counties, Long Island and Queens and Manhattan. The Bank anticipates opening two new branches during the remainder of 2016, one in Bay Ridge Brooklyn and one in East Islip, Long Island, and on an ongoing basis continues to evaluate sites for further branch expansion. In addition to loan and deposit growth, management is also focused on growing noninterest income from existing and potential new sources, which may include the acquisition of fee-based businesses.

Challenges We Face. The federal funds target rate increased by twenty-five basis points in December 2015. Further increases could exert upward pressure on non-maturity deposit rates. Intermediate and long-term interest rates remain low and volatile and are impacted by national and global forces. Such rates could remain low for the foreseeable future and thereby cause both investing and lending rates to be suboptimal. There is significant price competition for loans in the Bank’s marketplace and little room for the Bank to further reduce its deposit rates. These factors will make it difficult to improve net interest margin and could result in a decline in net interest margin from its current level and inhibit earnings growth for the foreseeable future.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. Banking regulators have become increasingly concerned about, among other things, growth, commercial real estate concentrations, capital levels and cyber security. These factors are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

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

	Three Months Ended March 31,
	2016			2015
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(dollars in thousands)
Assets:
Interest-bearing bank balances	$29,131	$38	.52%	$16,610	$8	.20%
Investment securities:
Taxable	324,428	1,852	2.28	378,773	2,110	2.23
Nontaxable (1)	455,961	5,235	4.59	434,846	5,135	4.72
Loans (1)	2,268,449	19,817	3.49	1,845,809	16,555	3.59
Total interest-earning assets	3,077,969	26,942	3.50	2,676,038	23,808	3.56
Allowance for loan losses	(27,703)			(23,518)
Net interest-earning assets	3,050,266			2,652,520
Cash and due from banks	30,230			26,946
Premises and equipment, net	30,557			28,466
Other assets	57,938			57,409
	$3,168,991			$2,765,341

Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$1,336,350	933	.28	$1,052,291	545	.21
Time deposits	309,577	1,375	1.79	326,701	1,581	1.96
Total interest-bearing deposits	1,645,927	2,308	.56	1,378,992	2,126	.63
Short-term borrowings	92,208	124	.54	99,766	81	.33
Long-term debt	382,470	1,974	2.08	377,798	2,045	2.20
Total interest-bearing liabilities	2,120,605	4,406	.84	1,856,556	4,252	.93
Checking deposits	774,549			649,692
Other liabilities	16,741			23,114
	2,911,895			2,529,362
Stockholders' equity	257,096			235,979
	$3,168,991			$2,765,341

Net interest income (1)		$22,536			$19,556
Net interest spread (1)			2.66%			2.63%
Net interest margin (1)			2.93%			2.91%

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.54 and $1.52 for the three months ended March 31, 2016 and 2015, respectively, based on Federal income tax rates of 35% and 34%, respectively.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,
	2016 Versus 2015
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$6	$14	$10	$30
Investment securities:
Taxable	(303)	52	(7)	(258)
Nontaxable	249	(142)	(7)	100
Loans	3,791	(430)	(99)	3,262
Total interest income	3,743	(506)	(103)	3,134

Interest Expense:
Savings, NOW & money market deposits	153	190	45	388
Time deposits	(70)	(130)	(6)	(206)
Short-term borrowings	(6)	53	(4)	43
Long-term debt	43	(95)	(19)	(71)
Total interest expense	120	18	16	154
Increase (decrease) in net interest income	$3,623	$(524)	$(119)	$2,980

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first three months of 2016 was $22.5 million, an increase of $3.0 million, or 15.2%, over $19.6 million for the first three months of 2015. The increase resulted primarily from an increase in average interest-earning assets of $401.9 million, or 15.0%, combined with a 2 basis point increase in net interest margin from 2.91% to 2.93%.

The increase in average interest-earning assets is primarily comprised of growth in the average balances of loans of $422.6 million, or 22.9%, and nontaxable securities of $21.1 million, or 4.9%, partially offset by a decrease in the average balance of taxable securities of $54.3 million, or 14.3%. Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans grew as well. The increase in the commercial and industrial loans includes growth resulting from the Bank’s small business credit scored loan initiative. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns and broker and correspondent relationships for both residential and commercial mortgages.

Growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $124.9 million, or 19.2%, and interest-bearing deposits of $266.9 million, or 19.4%. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth.

Intermediate and long-term interest rates remain low and volatile. In a low interest rate environment: (1) loans are sometimes originated and investments are sometimes made at yields lower than existing portfolio yields; (2) some loans prepay in full resulting in the immediate writeoff of deferred costs; (3) prepayment speeds on mortgage securities can be elevated resulting in accelerated amortization of purchase premiums; (4) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is suppressed; and (5) the Bank’s ability to reduce deposit rates diminishes. These factors explain why 22.9% growth in the average balance of loans was accompanied by lesser growth of 16.3% in net interest income. Despite the downward pressure these factors exert on net interest income, the Bank’s net interest margin has remained relatively stable. Net interest margin was 2.93% for the first quarter of 2016 versus 2.91%, 2.94%, 2.94% and 2.98% in quarters one through four, respectively, of 2015.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income decreased $202,000, or 10.3%, when comparing the first quarter of 2016 to the same period last year. The decrease is primarily attributable to a $94,000 decrease in real estate tax refunds and a $91,000 sales tax refund in the first quarter of 2015. Also contributing to the decrease in noninterest income were declines in Investment Management Division income of $31,000 and service charges on deposit accounts of $22,000. The decrease in Investment Management Division income was driven mainly by a decline in the market value of assets under management. The decrease in service charges on deposit accounts was largely due to a reduction in deposit account overdraft activity which was offset in part by higher account maintenance and service fees. The impact of these items was partially offset by increased income from a variety of noninterest income initiatives including debit cards, ATM banking, sales of mutual funds and annuities and merchant services. Total income from these initiatives increased $32,000, or 16.1%, when comparing the first quarter of 2016 to the same quarter last year.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $1.3 million, or 11.5%, when comparing the first quarter of 2016 to the same period last year. The increase is primarily attributable to increases in salaries of $526,000, or 10.4%, employee benefits expense of $306,000, or 22.5%, computer and telecommunications expense of $128,000 and marketing expense of $116,000. Also contributing to the increase in noninterest expense was a $100,000 expense credit in the first quarter of 2015 which resulted from the elimination of a litigation accrual. The impact of these items was partially offset by a decrease in occupancy and equipment expense of $81,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense is largely due to an increase in group health insurance expense of $132,000 resulting from increases in staff count and the rates being paid for group health insurance and an increase in pension expense of $126,000. The increase in pension expense is primarily attributable to the 2015 return on plan assets falling short of expectation and an increase in the number of plan participants. The decrease in occupancy and equipment expense is primarily attributable to a decrease in maintenance and repairs expense, partially offset by increases in rent, real estate taxes and depreciation of newly-opened branches and expanded back-office space.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 24.0% for the first quarter of 2016 compared to 21.0% for the same quarter last year. The increase in the effective tax rate is attributable to tax-exempt income being a smaller portion of pre-tax earnings and higher New York City income taxes in the current quarter due to a 2015 law change, partially offset by additional New York State income tax benefits derived from the Corporation’s captive REIT.

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

The Bank’s Allowance for Loan and Lease Losses Committee (“ALLL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Board Loan Committee reviews and approves the Bank’s Loan Policy at least once each calendar year. The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the OCC whose safety and soundness examination includes a determination as to the adequacy of the allowance for loan losses to absorb probable incurred losses.

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

	March 31,	December 31,
	2016	2015
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$882	$900
Other (includes $105,000 in loans held-for-sale at 12/31/15)	431	535
Total nonaccrual loans	1,313	1,435
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	1,313	1,435
Troubled debt restructurings - performing	3,556	3,581
Total risk elements	$4,869	$5,016

Nonaccrual loans as a percentage of total loans	.06%	.06%
Nonperforming assets as a percentage of total loans and other real estate owned	.06%	.06%
Risk elements as a percentage of total loans and other real estate owned	.21%	.22%

In addition to the Bank’s past due, nonaccrual and restructured loans, the disclosure of other potential problem loans can be found in “Note 5 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses increased $268,000 during the first quarter of 2016, amounting to $27.5 million, or 1.19% of total loans, at March 31, 2016, compared to $27.3 million, or 1.21% of total loans, at December 31, 2015. During the first quarter of 2016, the Bank had no loan chargeoffs, recoveries of $15,000 and recorded a provision for loan losses of $253,000. During the first three months of 2015, the Bank had loan chargeoffs and recoveries of $27,000 and $2,000, respectively, and recorded a provision for loan losses of $411,000. The $253,000 and $411,000 provisions for loan losses for the first three months of 2016 and 2015, respectively, were primarily attributable to loan growth, partially offset by improved economic conditions and, in the first quarter of 2016, further offset by a reduction in the historical loss component of the allowance for loan losses.

The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses in the Bank’s loan portfolio. As more fully discussed in the “Application of Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from those estimates. Other detailed information on the Bank’s allowance for loan losses, impaired loans and the aging of loans can be found in “Note 5 – Loans” to the Corporation’s consolidated financial statements included in this Form 10-Q.

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at March 31, 2016. Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first three months of 2016, the Corporation’s cash and cash equivalent position increased by $2.7 million, from $39.6 million at December 31, 2015 to $42.3 million at March 31, 2016. The increase occurred primarily because cash provided by deposit growth, paydowns of securities and loans, new long-term debt and operations exceeded cash used to repay short-term borrowings, originate loans and purchase securities.

Securities increased $46.5 million during the first quarter of 2016, from $752.1 million at year-end 2015 to $798.6 million at March 31, 2016. The increase is mainly attributable to purchases of $65.4 million of available-for-sale securities, partially offset by maturities and redemptions of available-for-sale securities of $22.4 million during the quarter.

During the first three months of 2016, total deposits grew $271.3 million, or 11.9%, to $2.6 billion at March 31, 2016. The increase was attributable to growth in savings, NOW and money market deposits of $285.5 million, or 23.9%, partially offset by a decrease in noninterest-bearing checking balances of $10.2 million. The growth in savings, NOW and money market deposits is mainly attributable to new branch openings and an increase in municipal deposit balances.

Borrowings include Federal Home Loan Bank (“FHLB”) borrowings and liabilities under repurchase agreements. Total borrowings decreased $176.2 million, or 30.5%, during the first three months of 2016. The decrease is attributable to a reduction in short-term borrowings of $199.7 million, partially offset by an increase in long-term debt of $23.5 million. From a funding perspective, the net decrease in total borrowings during the quarter was driven by the growth in deposits discussed above. Long-term debt totaled $389.2 million at March 31, 2016, representing 97% of total borrowings at quarter-end. The Bank’s long-term fixed rate borrowing position and time deposits are intended to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At March 31, 2016, the Bank had approximately $335 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.6 billion at March 31, 2016.

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

In November 2013, the U.S. banking agencies issued a Notice of Proposed Rulemaking that would implement a quantitative liquidity requirement consistent with the liquidity coverage ratio established by the Basel Committee, and in September 2014 issued a final liquidity rule that established for the first time a standard minimum liquidity requirement. The final liquidity rule applies to large and internationally active banking organizations and is not applicable to the Bank. Whether or not the U.S. banking agencies will eventually adopt a quantitative liquidity requirement for smaller banks is uncertain.

Capital

Stockholders’ equity totaled $260.4 million at March 31, 2016, an increase of $9.5 million from $250.9 million at December 31, 2015. The increase resulted primarily from net income of $7.4 million, an increase in the after-tax amount of unrealized gains on available-for-sale securities of $2.8 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $1.9 million, partially offset by cash dividends declared of $2.9 million.

During 2015, the Corporation’s Board of Directors increased the quarterly stock purchase amount under the stock purchase component of the Dividend Reinvestment and Stock Purchase Plan from $7,500 to $20,000. This change is expected to provide additional capital that can be used to accommodate future growth.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Basel III regulatory capital ratios of the Corporation and the Bank as of March 31, 2016 are as follows:

	Corporation	Bank

Tier 1 leverage	7.92%	7.87%
Common Equity Tier 1 risk-based	12.95%	12.87%
Tier 1 risk-based	12.95%	12.87%
Total risk-based	14.21%	14.12%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the Capital Conservation Buffer of .625% for the Bank for 2016, and the Bank was well capitalized under the Prompt Corrective Action provisions, at March 31, 2016.

Deleveraging Transaction

In April 2016, the Bank completed a deleveraging transaction. The primary purpose of the transaction was to reduce the size of the Corporation’s balance sheet by eliminating inefficient leverage and thereby provide capital to accommodate growth. The transaction involved the sale of $40.3 million of mortgage securities and utilization of most of the resulting proceeds to prepay $30 million of long-term debt. The transaction is expected to positively impact the second quarter Tier 1 leverage capital ratio by approximately 8 basis points, and have an immaterial positive impact on net interest income and net interest margin in 2016. The gain on the sale of securities of $1.8 million and the debt extinguishment costs of $1.8 million essentially offset one another, resulting in approximately $40,000 of pre-tax income in the second quarter.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at March 31, 2016 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2017 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 7.0 years as determined by a nonmaturity deposit study conducted during 2015.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending March 31, 2017 and calculations of EVE at March 31, 2016 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2016		Year Ending March 31, 2017
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$312,031	-8.2%	$78,810	-13.7%
+ 200 basis point rate shock	363,685	7.0%	89,879	-1.6%
+ 100 basis point rate shock	360,213	6.0%	90,919	-0.5%
Base case (no rate change)	339,878	-	91,335	-
- 100 basis point rate shock	251,321	-26.1%	86,391	-5.4%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending March 31, 2017. The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them. In the shock up 100, 200 or 300 basis point scenarios, net interest income could be negatively impacted because it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, in Part I under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s Principal Executive Officer, Michael N. Vittorio, and Principal Financial Officer, Mark D. Curtis, have evaluated the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 2, 2016	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer (principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief Accounting Officer (principal accounting officer)