Form 10-Q
period 2016-06-30
FIRST OF LONG ISLAND CORP
filed 2016-08-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 29, 2016
Common stock, $.10 par value per share	15,670,062

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2016	2015

Assets:
Cash and cash equivalents	$51,026	$39,635

Investment securities:
Held-to-maturity, at amortized cost (fair value of $12,637 and $14,910)	12,206	14,371
Available-for-sale, at fair value	862,001	737,700
	874,207	752,071

Loans held-for-sale	-	105

Loans:
Commercial and industrial	105,106	93,056
Secured by real estate:
Commercial mortgages	1,043,560	1,036,331
Residential mortgages	1,110,977	1,025,215
Home equity lines	87,971	87,848
Consumer and other	5,998	5,733
	2,353,612	2,248,183
Allowance for loan losses	(27,677)	(27,256)
	2,325,935	2,220,927

Restricted stock, at cost	23,074	28,435
Bank premises and equipment, net	31,527	30,330
Bank-owned life insurance	32,914	32,447
Pension plan assets, net	14,451	14,337
Other assets	14,154	12,056
	$3,367,288	$3,130,343
Liabilities:
Deposits:
Checking	$765,392	$777,994
Savings, NOW and money market	1,562,740	1,195,968
Time, $100,000 and over	190,606	198,147
Time, other	106,117	112,566
	2,624,855	2,284,675

Short-term borrowings	57,666	211,502
Long-term debt	359,212	365,712
Accrued expenses and other liabilities	9,497	12,313
Deferred income taxes payable	10,406	5,205
	3,061,636	2,879,407

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares; Issued and outstanding, 15,590,694 and 14,116,677 shares	1,559	1,412
Surplus	96,273	56,931
Retained earnings	194,128	185,069
	291,960	243,412
Accumulated other comprehensive income, net of tax	13,692	7,524
	305,652	250,936
	$3,367,288	$3,130,343

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015

Interest and dividend income:
Loans	$40,055	$33,691	$20,241	$17,140
Investment securities:
Taxable	3,910	4,242	2,020	2,124
Nontaxable	6,823	6,792	3,420	3,403
	50,788	44,725	25,681	22,667
Interest expense:
Savings, NOW and money market deposits	2,343	1,150	1,410	605
Time deposits	2,674	3,070	1,299	1,489
Short-term borrowings	131	94	7	13
Long-term debt	3,666	4,111	1,692	2,066
	8,814	8,425	4,408	4,173
Net interest income	41,974	36,300	21,273	18,494
Provision for loan losses	392	1,353	139	942
Net interest income after provision for loan losses	41,582	34,947	21,134	17,552

Noninterest income:
Investment Management Division income	990	1,039	514	532
Service charges on deposit accounts	1,290	1,325	656	669
Net gains on sales of securities	1,844	1,133	1,844	1,133
Other	1,361	1,542	717	749
	5,485	5,039	3,731	3,083
Noninterest expense:
Salaries	11,049	10,020	5,471	4,968
Employee benefits	3,449	2,739	1,780	1,376
Occupancy and equipment	4,579	4,569	2,202	2,111
Debt extinguishment	1,756	1,084	1,756	1,084
Other	6,470	4,777	3,663	2,503
	27,303	23,189	14,872	12,042

Income before income taxes	19,764	16,797	9,993	8,593
Income tax expense	4,714	4,036	2,373	2,317
Net income	$15,050	$12,761	$7,620	$6,276

Earnings per share:
Basic	$1.03	$.91	$.51	$.45
Diluted	1.02	.90	.50	.44

Cash dividends declared per share	.40	.38	.20	.19

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015

Net income	$15,050	$12,761	$7,620	$6,276

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	10,653	(6,861)	5,511	(9,445)
Change in funded status of pension plan	122	-	61	-
Other comprehensive income (loss) before income taxes	10,775	(6,861)	5,572	(9,445)
Income tax expense (benefit)	4,607	(2,862)	2,335	(3,839)
Other comprehensive income (loss)	6,168	(3,999)	3,237	(5,606)
Comprehensive income	$21,218	$8,762	$10,857	$670

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2016
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2016	14,116,677	$1,412	$56,931	$185,069	$7,524	$250,936
Net income				15,050		15,050
Other comprehensive income					6,168	6,168
Common stock issued in public offering, net of issuance costs	1,300,000	130	35,132			35,262
Repurchase of common stock	(13,393)	(1)	(369)			(370)
Common stock issued under stock compensation plans, including tax benefit	82,762	8	776			784
Common stock issued under dividend reinvestment and stock purchase plan	104,648	10	2,889			2,899
Stock-based compensation			914			914
Cash dividends declared				(5,991)		(5,991)
Balance, June 30, 2016	15,590,694	$1,559	$96,273	$194,128	$13,692	$305,652

	Six Months Ended June 30, 2015
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2015	13,887,134	$1,389	$51,009	$170,120	$10,785	$233,303
Net income				12,761		12,761
Other comprehensive loss					(3,999)	(3,999)
Repurchase of common stock	(12,227)	(1)	(286)			(287)
Common stock issued under stock compensation plans, including tax benefit	61,138	6	461			467
Common stock issued under dividend reinvestment and stock purchase plan	59,576	6	1,428			1,434
Stock-based compensation			746			746
Cash dividends declared				(5,312)		(5,312)
Balance, June 30, 2015	13,995,621	$1,400	$53,358	$177,569	$6,786	$239,113

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2016	2015

Cash Flows From Operating Activities:
Net income	$15,050	$12,761
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	392	1,353
Provision for deferred income taxes	594	420
Depreciation and amortization	1,590	1,543
Premium amortization on investment securities, net	1,880	2,581
Net gains on sales of securities	(1,844)	(1,133)
Net loss on sales of loans held-for-sale	5	-
Loss on debt extinguishment	1,756	1,084
Stock-based compensation expense	914	746
Accretion of cash surrender value on bank-owned life insurance	(467)	(447)
Pension expense (credit)	9	(245)
Increase in other assets	(2,098)	(849)
Decrease in accrued expenses and other liabilities	(3,138)	(892)
Net cash provided by operating activities	14,643	16,922

Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	123	243
Available-for-sale	40,989	66,140
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	3,384	3,599
Available-for-sale	48,646	60,186
Purchases of investment securities:
Held-to-maturity	(1,287)	(1,619)
Available-for-sale	(203,374)	(65,742)
Proceeds from sales of loans held-for-sale	100	-
Net increase in loans	(105,400)	(167,866)
Net decrease in restricted stock	5,361	4,526
Purchases of premises and equipment, net	(2,787)	(2,709)
Net cash used in investing activities	(214,245)	(103,242)

Cash Flows From Financing Activities:
Net increase in deposits	340,180	223,640
Net decrease in short-term borrowings	(153,836)	(100,028)
Proceeds from long-term debt	23,500	54,612
Repayment of long-term debt	(31,756)	(74,584)
Proceeds from issuance of common stock, net	38,161	1,434
Proceeds from exercise of stock options	470	303
Tax benefit from stock compensation plans	314	164
Repurchase and retirement of common stock	(370)	(287)
Cash dividends paid	(5,670)	(5,291)
Net cash provided by financing activities	210,993	99,963

Net increase in cash and cash equivalents	11,391	13,643
Cash and cash equivalents, beginning of year	39,635	32,944
Cash and cash equivalents, end of period	$51,026	$46,587

Supplemental Information:
Cash paid for:
Interest	$12,048	$8,509
Income taxes	4,857	4,535
Noncash investing and financing activities:
Cash dividends payable	3,144	2,659

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

The consolidated financial information included herein as of and for the periods ended June 30, 2016 and 2015 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2015 consolidated balance sheet was derived from the Corporation's December 31, 2015 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 – EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$15,050	$12,761	$7,620	$6,276
Income allocated to participating securities (1)	64	-	33	-
Income allocated to common stockholders	$14,986	$12,761	$7,587	$6,276

Weighted average:
Common shares	14,601,611	13,958,339	15,019,503	13,991,519
Dilutive stock options and restricted stock units (1)	146,286	153,321	139,708	156,417
	14,747,897	14,111,660	15,159,211	14,147,936
Earnings per share:
Basic	$1.03	$.91	$.51	$.45
Diluted	1.02	.90	.50	.44

(1) Restricted stock units (“RSUs”) awarded in January 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs are considered to participate with common stock in the undistributed earnings of the Corporation and, therefore, the Corporation is required to calculate basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. See Note 6 for additional details on the RSUs awarded in 2016.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$12,480	$(5,736)	$7,338	$(8,320)
Reclassification adjustment for gains included in net income (1)	(1,827)	(1,125)	(1,827)	(1,125)
Change in net unrealized holding gains on available-for-sale securities	10,653	(6,861)	5,511	(9,445)
Tax effect	4,608	(2,825)	2,310	(3,839)
	6,045	(4,036)	3,201	(5,606)

Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	122	-	61	-
Tax effect	(1)	(37)	25	-
	123	37	36	-
Other comprehensive income (loss)	$6,168	$(3,999)	$3,237	$(5,606)

 (1) Reclassification adjustment represents net realized gains arising from the sale of available-for-sale securities. The net realized gains are included in the consolidated statements of income in the line item, “Net gains on sales of securities.” See “Note 4 – Investment Securities” for the income tax expense related to the net realized gains.

(2) Represents the amortization into expense of net actuarial loss relating to the Bank’s defined benefit pension plan. This item is included in net periodic pension cost (see Note 7) and in the consolidated statements of income in the line item, “Employee benefits.” The related income tax expense is included in the consolidated statements of income in the line item, “Income tax expense.”

The following table sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/15	Change	6/30/16
	(in thousands)
Unrealized holding gains on available-for-sale securities	$11,675	$6,045	$17,720
Unrealized actuarial losses on pension plan	(4,151)	123	(4,028)
Accumulated other comprehensive income, net of tax	$7,524	$6,168	$13,692

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$11,041	$331	$-	$11,372
Pass-through mortgage securities	438	49	-	487
Collateralized mortgage obligations	727	51	-	778
	$12,206	$431	$-	$12,637
Available-for-Sale Securities:
State and municipals	$436,647	$25,990	$(6)	$462,631
Pass-through mortgage securities	215,153	1,600	(37)	216,716
Collateralized mortgage obligations	179,919	2,901	(166)	182,654
	$831,719	$30,491	$(209)	$862,001

	December 31, 2015
Held-to-Maturity Securities:
State and municipals	$12,922	$410	$-	$13,332
Pass-through mortgage securities	576	67	-	643
Collateralized mortgage obligations	873	62	-	935
	$14,371	$539	$-	$14,910
Available-for-Sale Securities:
State and municipals	$416,957	$18,892	$(156)	$435,693
Pass-through mortgage securities	148,402	810	(1,947)	147,265
Collateralized mortgage obligations	152,712	2,720	(690)	154,742
	$718,071	$22,422	$(2,793)	$737,700

At June 30, 2016 and December 31, 2015, investment securities with a carrying value of $469,334,000 and $405,769,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2016 and December 31, 2015.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2016
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$2,647	$(6)	$-	$-	$2,647	$(6)
Pass-through mortgage securities	10,546	(29)	8,966	(8)	19,512	(37)
Collateralized mortgage obligations	250	(2)	9,361	(164)	9,611	(166)
Total temporarily impaired	$13,443	$(37)	$18,327	$(172)	$31,770	$(209)

	December 31, 2015
State and municipals	$13,148	$(78)	$5,837	$(78)	$18,985	$(156)
Pass-through mortgage securities	98,504	(1,348)	27,365	(599)	125,869	(1,947)
Collateralized mortgage obligations	39,133	(305)	12,743	(385)	51,876	(690)
Total temporarily impaired	$150,785	$(1,731)	$45,945	$(1,062)	$196,730	$(2,793)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Proceeds	$40,989	$66,140	$40,989	$66,140

Gross gains	$1,845	$1,501	$1,845	$1,501
Gross losses	(18)	(376)	(18)	(376)
Net gain	$1,827	$1,125	$1,827	$1,125

Income tax expense related to the net realized gains was $761,000 for the six and three months ended June 30, 2016, and $463,000 for the six and three months ended June 30, 2015.

Sales of Held-to-Maturity Securities. During the second quarter of 2016, the Bank sold one mortgage-backed security that was classified as held-to-maturity. The sale occurred after the Bank collected 85% or more of the principal outstanding at acquisition. The security sold had a carrying value of $106,000 at the time of sale and the Bank realized a gain upon sale of $17,000.

During the second quarter of 2015, the Bank sold one municipal security that was classified as held-to-maturity. The sale was in response to a significant deterioration in the creditworthiness of the issuer. The security sold had a carrying value of $235,000 at the time of sale and the Bank realized a gain upon sale of $8,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at June 30, 2016 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
	(in thousands)
Held-to-Maturity Securities:
Within one year	$2,854	$2,877
After 1 through 5 years	5,742	5,966
After 5 through 10 years	2,077	2,142
After 10 years	368	387
Mortgage-backed securities	1,165	1,265
	$12,206	$12,637
Available-for-Sale Securities:
Within one year	$12,245	$12,428
After 1 through 5 years	49,308	51,591
After 5 through 10 years	170,101	180,119
After 10 years	204,993	218,493
Mortgage-backed securities	395,072	399,370
	$831,719	$862,001

5 – LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	June 30, 2016
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$-	$105,106	$105,106	$-	$1,174	$1,174
Commercial mortgages:
Multifamily	-	542,115	542,115	-	6,346	6,346
Other	-	368,768	368,768	-	3,828	3,828
Owner-occupied	4,361	128,316	132,677	-	1,175	1,175
Residential mortgages:
Closed end	3,727	1,107,250	1,110,977	408	13,740	14,148
Revolving home equity	519	87,452	87,971	-	913	913
Consumer and other	-	5,998	5,998	-	93	93
	$8,607	$2,345,005	$2,353,612	$408	$27,269	$27,677

	December 31, 2015
Commercial and industrial	$-	$93,056	$93,056	$-	$928	$928
Commercial mortgages:
Multifamily	-	572,322	572,322	-	6,858	6,858
Other	-	348,909	348,909	-	3,674	3,674
Owner-occupied	594	114,506	115,100	-	1,047	1,047
Residential mortgages:
Closed end	3,797	1,021,418	1,025,215	428	13,211	13,639
Revolving home equity	522	87,326	87,848	-	1,016	1,016
Consumer and other	-	5,733	5,733	-	94	94
	$4,913	$2,243,270	$2,248,183	$428	$26,828	$27,256

The following tables present the activity in the allowance for loan losses for the six and three months ended June 30, 2016 and 2015.

	Balance at 1/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/16
	(in thousands)
Commercial and industrial	$928	$-	$4	$242	$1,174
Commercial mortgages:
Multifamily	6,858	-	-	(512)	6,346
Other	3,674	-	-	154	3,828
Owner-occupied	1,047	-	-	128	1,175
Residential mortgages:
Closed end	13,639	-	8	501	14,148
Revolving home equity	1,016	-	12	(115)	913
Consumer and other	94	-	5	(6)	93
	$27,256	$-	$29	$392	$27,677

	Balance at 4/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/16
	(in thousands)
Commercial and industrial	$1,112	$-	$-	$62	$1,174
Commercial mortgages:
Multifamily	6,805	-	-	(459)	6,346
Other	3,853	-	-	(25)	3,828
Owner-occupied	1,093	-	-	82	1,175
Residential mortgages:
Closed end	13,643	-	-	505	14,148
Revolving home equity	927	-	9	(23)	913
Consumer and other	91	-	5	(3)	93
	$27,524	$-	$14	$139	$27,677

	Balance at 1/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/15
	(in thousands)
Commercial and industrial	$838	$-	$6	$142	$986
Commercial mortgages:
Multifamily	7,207	67	-	(110)	7,030
Other	2,340	-	1	(78)	2,263
Owner-occupied	1,023	-	-	(16)	1,007
Residential mortgages:
Closed end	10,599	-	9	1,506	12,114
Revolving home equity	1,121	-	-	(100)	1,021
Consumer and other	93	32	-	9	70
	$23,221	$99	$16	$1,353	$24,491

	Balance at 4/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/15
	(in thousands)
Commercial and industrial	$969	$-	$6	$11	$986
Commercial mortgages:
Multifamily	7,136	67	-	(39)	7,030
Other	2,353	-	-	(90)	2,263
Owner-occupied	932	-	-	75	1,007
Residential mortgages:
Closed end	11,076	-	8	1,030	12,114
Revolving home equity	1,048	-	-	(27)	1,021
Consumer and other	93	5	-	(18)	70
	$23,607	$72	$14	$942	$24,491

For individually impaired loans, the following tables set forth by class of loans at June 30, 2016 and December 31, 2015 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six and three months ended June 30, 2016 and 2015. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Six Months Ended		Three Months Ended
	June 30, 2016			June 30, 2016		June 30, 2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages - owner occupied	$4,361	$4,416	$-	$4,403	$-	$4,378	$-
Residential mortgages:
Closed end	285	399	-	294	-	289	-
Revolving home equity	519	519	-	520	5	520	3

With an allowance recorded:
Residential mortgages - closed end	3,442	3,445	408	3,463	68	3,451	34

Total:
Commercial mortgages - owner occupied	4,361	4,416	-	4,403	-	4,378	-
Residential mortgages:
Closed end	3,727	3,844	408	3,757	68	3,740	34
Revolving home equity	519	519	-	520	5	520	3
	$8,607	$8,779	$408	$8,680	$73	$8,638	$37

				Six Months Ended		Three Months Ended
	December 31, 2015			June 30, 2015		June 30, 2015
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages:
Multifamily	$-	$-	$-	$2,125	$-	$2,118	$-
Owner-occupied	594	654	-	623	-	618	-
Residential mortgages:
Closed end	306	405	-	373	-	366	-
Revolving home equity	522	521	-	574	-	570	-

With an allowance recorded:
Commercial and industrial	-	-	-	13	-	12	-
Residential mortgages - closed end	3,491	3,494	428	3,448	21	3,410	13

Total:
Commercial and industrial	-	-	-	13	-	12	-
Commercial mortgages:
Multifamily	-	-	-	2,125	-	2,118	-
Owner-occupied	594	654	-	623	-	618	-
Residential mortgages:
Closed end	3,797	3,899	428	3,821	21	3,776	13
Revolving home equity	522	521	-	574	-	570	-
	$4,913	$5,074	$428	$7,156	$21	$7,094	$13

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	June 30, 2016
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$97	$-	$-	$-	$97	$105,009	$105,106
Commercial mortgages:
Multifamily	-	-	-	-	-	542,115	542,115
Other	-	-	-	-	-	368,768	368,768
Owner-occupied	-	-	-	4,361	4,361	128,316	132,677
Residential mortgages:
Closed end	1,130	-	-	436	1,566	1,109,411	1,110,977
Revolving home equity	-	-	-	280	280	87,691	87,971
Consumer and other	104	-	-	-	104	5,894	5,998
	$1,331	$-	$-	$5,077	$6,408	$2,347,204	$2,353,612

	December 31, 2015
Commercial and industrial	$-	$-	$-	$-	$-	$93,056	$93,056
Commercial mortgages:
Multifamily	-	-	-	-	-	572,322	572,322
Other	-	-	-	-	-	348,909	348,909
Owner-occupied	-	-	-	594	594	114,506	115,100
Residential mortgages:
Closed end	991	-	-	456	1,447	1,023,768	1,025,215
Revolving home equity	-	-	-	280	280	87,568	87,848
Consumer and other	12	-	-	-	12	5,721	5,733
	$1,003	$-	$-	$1,330	$2,333	$2,245,850	$2,248,183

Nonaccrual loans at June 30, 2016 include a first lien residential mortgage in the amount of $152,000 that is in the process of foreclosure. There were no loans in the process of foreclosure at December 31, 2015. The Bank did not hold any foreclosed residential real estate property at June 30, 2016 or December 31, 2015.

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

During the six months ended June 30, 2016 the Bank did not modify any loans in troubled debt restructurings.

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

At June 30, 2016 and December 31, 2015, the Bank had an allowance for loan losses of $383,000 and $395,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the six months ended June 30, 2016 and 2015 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	June 30, 2016
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$103,304	$1,802	$-	$-	$-	$105,106
Commercial mortgages:
Multifamily	534,749	-	7,366	-	-	542,115
Other	367,204	-	-	1,564	-	368,768
Owner-occupied	128,316	-	-	4,361	-	132,677
	$1,133,573	$1,802	$7,366	$5,925	$-	$1,148,666

	December 31, 2015
Commercial and industrial	$91,950	$1,106	$-	$-	$-	$93,056
Commercial mortgages:
Multifamily	567,467	-	4,855	-	-	572,322
Other	346,419	900	-	1,590	-	348,909
Owner-occupied	110,641	3,865	-	594	-	115,100
	$1,116,477	$5,871	$4,855	$2,184	$-	$1,129,387

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	June 30, 2016
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$1,106,249	$1,001	$-	$3,727	$-	$1,110,977
Revolving home equity	87,452	-	-	519	-	87,971
Consumer and other	5,766	-	-	-	-	5,766
	$1,199,467	$1,001	$-	$4,246	$-	$1,204,714

	December 31, 2015
Residential mortgages:
Closed end	$1,020,393	$1,025	$-	$3,797	$-	$1,025,215
Revolving home equity	87,326	-	-	522	-	87,848
Consumer and other	5,443	-	-	-	-	5,443
	$1,113,162	$1,025	$-	$4,319	$-	$1,118,506

Deposit account overdrafts were $232,000 and $290,000 at June 30, 2016 and December 31, 2015, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

6 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, RSUs, or any combination thereof, any of which may be subject to performance-based vesting conditions. Awards may also be granted to employees as incentive stock options (“ISOs”). The exercise price of ISOs and NQSOs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option is granted. The 2014 Plan is administered by the Compensation Committee of the Board of Directors. Awards granted to date under the 2014 Plan are substantially comprised of RSUs. All awards granted under the 2014 Plan will immediately vest in the event of a change in control, total and permanent disability, as defined, or death, and with certain exceptions will immediately vest in the event of retirement, as defined.

The Corporation has 1,500,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 1,500,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 525,000 shares may be issued as restricted stock awards or RSUs. At June 30, 2016, 1,356,973 shares of common stock remain available for issuance of awards under the 2014 Plan of which 369,353 shares remain available for issuance as restricted stock awards or RSUs.

In January 2016, the Board of Directors awarded 68,010 RSUs under the 2014 Plan of which 2,190 shares vested upon the retirement of two non-employee directors and 65,820 remain outstanding at June 30, 2016. These RSUs accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. The accrued dividends are payable upon vesting of the awards. The outstanding awards include 55,640 performance-based RSUs with vesting based on the financial performance of the Corporation in 2018 and 10,180 RSUs that will vest in equal annual installments at the end of one, two and three years of service.

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

The Corporation recorded compensation expense for share-based payments of $914,000 and $746,000 and recognized related income tax benefits of $383,000 and $292,000 for the first six months of June 30, 2016 and 2015, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of June 30, 2016, and changes during the six month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2016	231,444	$15.96
Exercised	(31,008)	15.17
Forfeited or expired	(3,875)	15.12
Outstanding at June 30, 2016	196,561	$16.10	3.00	$2,470
Exercisable at June 30, 2016	196,161	$16.08	2.99	$2,469

All options outstanding at June 30, 2016 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first six months of 2016 and 2015 was $421,000 and $226,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of June 30, 2016 and changes during the six month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2016	157,351	$21.83
Granted	68,010	27.26
Converted	(51,754)	19.68
Outstanding at June 30, 2016	173,607	$24.60	1.68	$4,977
Vested and Convertible at June 30, 2016	-	$-	-	$-

The number of RSUs in the table represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted. All of the RSUs outstanding at June 30, 2016 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first six months of 2016 and 2015 was $1,445,000 and $965,000, respectively.

Unrecognized Compensation Cost. As of June 30, 2016, there was $2,189,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $4,000 for stock options and $2,185,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.9 years, which is based on weighted-average periods of 3.9 years and 1.8 years for stock options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from stock option exercises for the six months ended June 30, 2016 and 2015 was $470,000 and $303,000, respectively. The actual tax benefits realized for the tax deductions from stock option exercises for the six months ended June 30, 2016 and 2015 were $162,000 and $76,000, respectively.

Other. No cash was used to settle stock options during the first six months of 2016 or 2015. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Service cost plus expected expenses and net of expected plan participant contributions	$572	$595	$286	$298
Interest cost	792	704	396	352
Expected return on plan assets	(1,477)	(1,544)	(738)	(773)
Amortization of net actuarial loss	122	-	61	-
Net pension cost (credit)	$9	$(245)	$5	$(123)

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2016 or 2015.

The fair values of the Corporation’s investment securities designated as available-for-sale at June 30, 2016 and December 31, 2015 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2016:
Available-for-Sale Securities:
State and municipals	$462,631	$-	$462,631	$-
Pass-through mortgage securities	216,716	-	216,716	-
Collateralized mortgage obligations	182,654	-	182,654	-
	$862,001	$-	$862,001	$-

December 31, 2015:
Available-for-Sale Securities:
State and municipals	$435,693	$-	$435,693	$-
Pass-through mortgage securities	147,265	-	147,265	-
Collateralized mortgage obligations	154,742	-	154,742	-
	$737,700	$-	$737,700	$-

Assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015, are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment, if needed. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2016:
Impaired loan:
Residential mortgage - closed end	$128	$-	$-	$128

December 31, 2015:
Residential mortgages held-for-sale:
Closed end	$25	$-	$-	$25
Revolving home equity	80	-	-	80
	$105	$-	$-	$105
Impaired loan:
Residential mortgage - closed end	$119	$-	$-	$119

The impaired loan set forth in the preceding table had a principal balance of $152,000 at June 30, 2016 and December 31, 2015, and valuation allowances of $24,000 and $33,000, respectively. During the six month periods ended June 30, 2016 and 2015, the Corporation recorded credit provisions for loan losses of $9,000 and $6,000, respectively, for impaired loans measured at fair value. No such provisions were recorded during the three month periods ended June 30, 2016 or 2015.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at June 30, 2016 and December 31, 2015.

	Level of	June 30, 2016		December 31, 2015
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$51,026	$51,026	$39,635	$39,635
Held-to-maturity securities	Level 2	10,613	11,044	12,366	12,905
Held-to-maturity securities	Level 3	1,593	1,593	2,005	2,005
Loans	Level 3	2,325,807	2,345,729	2,220,808	2,203,418
Restricted stock	Level 1	23,074	23,074	28,435	28,435
Accrued interest receivable:
Investment securities	Level 2	4,624	4,624	4,403	4,403
Loans	Level 3	5,967	5,967	5,501	5,501

Financial Liabilities:
Checking deposits	Level 1	765,392	765,392	777,994	777,994
Savings, NOW and money market deposits	Level 1	1,562,740	1,562,740	1,195,968	1,195,968
Time deposits	Level 2	296,723	304,325	310,713	313,331
Short-term borrowings	Level 1	57,666	57,666	211,502	211,502
Long-term debt	Level 2	359,212	364,951	365,712	364,935
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	129	129	43	43
Time deposits	Level 2	38	38	3,224	3,224
Short-term borrowings	Level 1	1	1	3	3
Long-term debt	Level 2	536	536	669	669

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact that ASU 2016-13 will have on the Corporation’s financial position, results of operations and disclosures.

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

Overview

Net income and earnings per share for the first six months of 2016 were $15.1 million and $1.02, respectively, representing increases over the same period last year of 17.9% and 13.3%, respectively. Dividends per share increased 5.3%, from $.38 for the first six months of 2015 to $.40 for the current six-month period. Returns on average assets (ROA) and average equity (ROE) for the first half of 2016 were .94% and 11.16%, respectively, versus .92% and 10.83%, respectively, for the same period last year. Book value per share increased by 10.2% from $17.78 at year-end 2015 to $19.60 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remains excellent and the mortgage pipeline at quarter-end was strong at $170 million.

Analysis of Earnings – Six Month Periods. Net income for the first six months of 2016 was $15.1 million, an increase of $2.3 million, or 17.9%, over the same period last year. The increase is primarily attributable to an increase in net interest income of $5.7 million, or 15.6%, and a decrease in the provision for loan losses of $961,000. The impact of these items was partially offset by increases in noninterest expense, before debt extinguishment costs, of $3.4 million and income tax expense of $678,000 and a decrease in noninterest income, before securities gains, of $265,000.

The increase in net interest income was primarily driven by growth in average interest-earning assets of $423.3 million, or 15.6%. Average interest-earning assets grew mostly because of increases in the average balances of loans and nontaxable securities, partially offset by a decrease in the average balance of taxable securities. While most of the loan growth occurred in mortgage loans, commercial and industrial loans also grew partially because of the Bank’s small business credit scored loan initiative. The growth in loans and nontaxable securities was primarily funded by growth in the average balances of both noninterest-bearing checking deposits and interest-bearing deposits.

The decrease in the provision for loan losses for the current six month period versus the same period last year is largely due to lesser loan growth, the absence of an increase in specific reserves, a decrease in historical loss rates and net recoveries on loans previously charged off.

The increase in noninterest expense, before debt extinguishment costs, of $3.4 million is primarily attributable to increases in salaries, employee benefits expense, consulting expense, computer and telecommunications expense and marketing expense.

The $265,000 decrease in noninterest income, before securities gains, is primarily attributable to a decrease in real estate and sales tax refunds and decreases in Investment Management Division income and service charges on deposit accounts.

The $678,000 increase in income tax expense is attributable to higher pre-tax earnings in the current six-month period partially offset by additional New York State income tax benefits derived from the Corporation’s captive REIT.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased 3 basis points from 1.21% at year-end 2015 to 1.18% at June 30, 2016. The decrease is primarily due to improved economic conditions and a reduction in the historical loss component of the allowance for loan losses. The provision for loan losses was $392,000 and $1.4 million in the first six months of 2016 and 2015, respectively. The $392,000 provision in the first half of 2016 is primarily attributable to loan growth partially offset by improved economic conditions and the aforementioned reduction in historical losses. The $1.4 million provision in the first half of 2015 was primarily attributable to loan growth and the establishment of a $332,000 specific reserve on one loan deemed to be impaired, partially offset by improved economic conditions.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $5.1 million, or .22% of total loans outstanding, at June 30, 2016, compared to $1.4 million, or .06%, at December 31, 2015. The increase in nonaccrual loans is primarily attributable to two related mortgage loans transferred to nonaccrual status, partially offset by loan sales and paydowns. These two mortgage loans are current on principal and interest payments and, based on new appraisals, have loan-to-value ratios of less than 50%. Troubled debt restructurings were essentially unchanged during the first half of 2016 amounting to $4.4 million, or .19% of total loans outstanding at June 30, 2016. Of the troubled debt restructurings, $3.5 million are performing in accordance with their modified terms and $860,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $1.3 million, or .06% of total loans outstanding, at June 30, 2016, compared to $1.0 million, or .04%, at December 31, 2015.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 57% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives. Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system, particularly in the New York City boroughs of Queens and Brooklyn. With respect to loan growth, the Bank plans to continue to prudently manage concentration risk and further develop its broker and correspondent relationships. All loans originated through such relationships are underwritten by Bank personnel. The Bank’s branch distribution system currently consists of forty-four branches in Nassau and Suffolk Counties, Long Island and the boroughs of Queens and Manhattan. The Bank anticipates opening new branches in Bay Ridge, Brooklyn, College Point, Queens and East Islip, Long Island during the next twelve months and continues to evaluate sites for further branch expansion. In addition to loan and deposit growth, management is also focused on growing noninterest income from existing and potential new sources, which may include the acquisition of fee-based businesses.

Challenges We Face. The federal funds target rate increased by twenty-five basis points in December 2015. Further increases could exert upward pressure on non-maturity deposit rates. Intermediate and long-term interest rates are impacted by national and global forces and have been low and volatile for an extended period of time. They declined significantly since year-end 2015 and could remain low for the foreseeable future. This could cause investing and lending rates to be suboptimal. There is significant price competition for loans in the Bank’s marketplace and little room for the Bank to further reduce its deposit rates. These factors will make it difficult to improve net interest margin and could result in a decline in net interest margin from its current level and inhibit earnings growth for the foreseeable future.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. Banking regulators are increasingly concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels and cyber security. These factors are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

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

	Six Months Ended June 30,
	2016			2015
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(dollars in thousands)
Assets:
Interest-earning bank balances	$43,242	$111	.52%	$20,662	$25	.24%
Investment securities:
Taxable	345,785	3,799	2.20	372,462	4,217	2.26
Nontaxable (1)	460,309	10,497	4.56	435,445	10,449	4.80
Loans (1)	2,287,335	40,062	3.50	1,884,834	33,699	3.58
Total interest-earning assets	3,136,671	54,469	3.47	2,713,403	48,390	3.57
Allowance for loan losses	(27,711)			(23,704)
Net interest-earning assets	3,108,960			2,689,699
Cash and due from banks	30,165			28,404
Premises and equipment, net	30,958			28,839
Other assets	58,558			59,065
	$3,228,641			$2,806,007

Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$1,436,975	2,343	.33	$1,097,823	1,150	.21
Time deposits	306,485	2,674	1.75	323,352	3,070	1.91
Total interest-bearing deposits	1,743,460	5,017	.58	1,421,175	4,220	.60
Short-term borrowings	53,690	131	.49	61,307	94	.31
Long-term debt	371,500	3,666	1.98	380,832	4,111	2.18
Total interest-bearing liabilities	2,168,650	8,814	.82	1,863,314	8,425	.91
Checking deposits	774,043			683,160
Other liabilities	14,707			22,020
	2,957,400			2,568,494
Stockholders' equity	271,241			237,513
	$3,228,641			$2,806,007

Net interest income (1)		$45,655			$39,965
Net interest spread (1)			2.65%			2.66%
Net interest margin (1)			2.91%			2.94%

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.54 in each period presented using the statutory Federal income tax rate.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30,
	2016 Versus 2015
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-earning bank balances	$27	$28	$31	$86
Investment securities:
Taxable	(309)	(120)	11	(418)
Nontaxable	598	(521)	(29)	48
Loans	7,244	(714)	(167)	6,363
Total interest income	7,560	(1,327)	(154)	6,079

Interest Expense:
Savings, NOW & money market deposits	351	652	190	1,193
Time deposits	(159)	(256)	19	(396)
Short-term borrowings	(11)	55	(7)	37
Long-term debt	(84)	(361)	-	(445)
Total interest expense	97	90	202	389
Increase (decrease) in net interest income	$7,463	$(1,417)	$(356)	$5,690

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first six months of 2016 was $45.7 million, an increase of $5.7 million, or 14.2%, over $40.0 million for the first half of 2015. The increase resulted primarily from an increase in average interest-earning assets of $423.3 million, or 15.6%, partially offset by a 3 basis point decline in net interest margin from 2.94% to 2.91%.

The increase in average interest-earning assets is primarily comprised of growth in the average balances of loans of $402.5 million, or 21.4%, and nontaxable securities of $24.9 million, or 5.7%, partially offset by a decrease in the average balance of taxable securities of $26.7 million, or 7.2%. While most of the loan growth occurred in mortgage loans, commercial and industrial loans also grew partially because of the Bank’s small business credit scored loan initiative. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, advertising campaigns and broker and correspondent relationships for both residential and commercial mortgages.

The growth in loans and nontaxable securities was primarily funded by growth in the average balances of noninterest-bearing checking deposits of $90.9 million, or 13.3%, and interest-bearing deposits of $322.3 million, or 22.7%. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth.

Intermediate and long-term interest rates are significantly lower now than they were at year-end 2015 and have been low and volatile for an extended period of time. In a low interest rate environment: (1) loans are sometimes originated and investments are sometimes made at yields lower than existing portfolio yields; (2) some loans prepay in full resulting in the immediate writeoff of deferred costs; (3) prepayment speeds on mortgage securities can be elevated resulting in accelerated amortization of purchase premiums; (4) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is suppressed; and (5) the Bank’s ability to reduce deposit rates diminishes. Despite the downward pressure that these factors exert on net interest income, the Bank’s net interest margin of 2.91% for the first six months of 2016 was only down 3 basis points from the same period last year. This is because a significant portion of the Bank’s loan portfolio was originated in a low rate environment at yields not significantly different than those available in 2015 and thus far in 2016.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities gains decreased $265,000, or 6.8%, when comparing the first six months of 2016 to the same period last year. The decrease is primarily attributable to a $177,000 decrease in real estate tax refunds and a $91,000 sales tax refund in the first quarter of 2015. Also contributing to the decrease in noninterest income were declines in Investment Management Division income of $49,000 and service charges on deposit accounts of $35,000. The decrease in Investment Management Division income was driven mainly by a decline in the value of assets under management. The decrease in service charges on deposit accounts was largely due to a reduction in deposit account overdraft activity which was offset in part by higher account maintenance fees. The impact of these items was partially offset by increased income from a variety of noninterest income initiatives including debit cards, ATM banking, sales of mutual funds and annuities and merchant services. Total income from these initiatives increased $76,000, or 17.1%, when comparing the first half of 2016 to the same period last year.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense before debt extinguishment costs increased $3.4 million, or 15.6%, when comparing the first six months of 2016 to the same period last year. The increase is primarily attributable to increases in salaries of $1.0 million, or 10.3%, employee benefits expense of $710,000, or 25.9%, consulting expense of $765,000, computer and telecommunications expense of $386,000 and marketing expense of $173,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense is largely due to an increase in group health insurance expense of $230,000 resulting from increases in staff count and the rates being paid for group health insurance, higher incentive compensation costs of $132,000 and an increase in pension expense of $254,000. The increase in pension expense is primarily attributable to the 2015 return on plan assets falling short of expectation and an increase in the number of plan participants. The increase in consulting expense is due to a one-time charge of $800,000 in the second quarter of 2016 for advisory services relating to a vendor contract renegotiation. The Corporation expects that the cost savings negotiated by the consultant over the life of the contract will far exceed the one-time consulting charge. The increase in computer and telecommunications expense is mainly attributable to a growth-related increase in telecommunications capacity and one-time expenses of approximately $126,000 related to changes in the Corporation’s network and security systems.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 23.9% for the first six months of 2016 compared to 24.0% for the same period last year. The $678,000 increase in income tax expense is attributable to higher pre-tax earnings in the current six-month period partially offset by additional New York State income tax benefits derived from the Corporation’s captive REIT.

Results of Operations – Second Quarter 2016 Versus Second Quarter 2015

Net income for the second quarter of 2016 was $7.6 million, representing an increase of $1.3 million, or 21.4%, over $6.3 million earned in the second quarter of last year. The increase is primarily attributable to an increase in net interest income of $2.8 million and a decrease in the provision for loan losses of $803,000. The positive impact of these items was partially offset by increases in salaries of $503,000, employee benefits expense of $404,000, consulting expense of $766,000 and computer and telecommunications expense of $258,000. The increases in net interest income, salaries, employee benefits, consulting and computer and telecommunications expense occurred for substantially the same reasons discussed above with respect to the six-month periods. The decrease in the provision for loan losses was largely due to lesser loan growth and the absence of an increase in specific reserves in the current quarter versus the same quarter last year.

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

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$860	$900
Other (includes $105,000 in loans held-for-sale at 12/31/15)	4,217	535
Total nonaccrual loans	5,077	1,435
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	5,077	1,435
Troubled debt restructurings - performing	3,530	3,581
Total risk elements	$8,607	$5,016

Nonaccrual loans as a percentage of total loans	.22%	.06%
Nonperforming assets as a percentage of total loans and other real estate owned	.22%	.06%
Risk elements as a percentage of total loans and other real estate owned	.37%	.22%

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

The allowance for loan losses increased $421,000 during the first six months of 2016, amounting to $27.7 million, or 1.18% of total loans, at June 30, 2016, compared to $27.3 million, or 1.21% of total loans, at December 31, 2015. During the first six months of 2016, the Bank had no loan chargeoffs, recoveries of $29,000 and recorded a provision for loan losses of $392,000. During the first six months of 2015, the Bank had loan chargeoffs and recoveries of $99,000 and $16,000, respectively, and recorded a provision for loan losses of $1.4 million. The $392,000 provision in the first half of 2016 is primarily attributable to loan growth partially offset by improved economic conditions and a decrease in historical losses. The $1.4 million provision in the first half of 2015 was primarily attributable to loan growth and the establishment of a $332,000 specific reserve on one loan deemed to be impaired, partially offset by improved economic conditions.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at June 30, 2016. Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first six months of 2016, the Corporation’s cash and cash equivalent position increased by $11.4 million, from $39.6 million at December 31, 2015 to $51.0 million at June 30, 2016. The increase occurred primarily because cash provided by deposit growth, paydowns and sales of securities, paydowns of loans, proceeds from issuance of common stock and operations exceeded cash used to repay short-term borrowings, originate loans and purchase securities.

Securities increased $122.1 million during the first six months of 2016, from $752.1 million at year-end 2015 to $874.2 million at June 30, 2016. The increase is mainly attributable to purchases of $203.4 million of available-for-sale securities, partially offset by maturities and redemptions of $48.6 million and sales of $41.0 million of available-for-sale securities during the period.

During the first six months of 2016, total deposits grew $340.2 million, or 14.9%, to $2.6 billion at June 30, 2016. The increase was attributable to growth in savings, NOW and money market deposits of $366.8 million, or 30.7%, partially offset by decreases in time deposits of $14.0 million and noninterest-bearing checking balances of $12.6 million. The growth in savings, NOW and money market deposits is mainly attributable to new branch openings and an increase in municipal deposit balances.

Borrowings include Federal Home Loan Bank (“FHLB”) borrowings and liabilities under repurchase agreements. Total borrowings decreased $160.3 million, or 27.8%, during the first six months of 2016. The decrease is attributable to a reduction in short-term borrowings of $153.8 million and a decrease in long-term debt of $6.5 million. From a funding perspective, the net decrease in total borrowings during the first half of 2016 was driven by the growth in deposits discussed above. Long-term debt totaled $359.2 million at June 30, 2016, representing 86% of total borrowings at quarter-end. The Bank’s long-term fixed rate borrowing position and time deposits are intended to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At June 30, 2016, the Bank had approximately $393 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), has repurchase agreements in place with a number of brokerage firms and commercial banks and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB, FHLB of New York and repurchase agreement counterparties. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB membership, FHLB of New York membership, repurchase agreements and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.6 billion at June 30, 2016.

Deleveraging Transactions

In April 2016, the Bank completed a deleveraging transaction. The primary purpose of the transaction was to eliminate inefficient leverage and thereby provide capital to accommodate growth. The transaction involved the sale of $40.3 million of mortgage securities at a gain of $1.8 million and utilization of most of the resulting proceeds to prepay $30.0 million of long-term debt at a cost of $1.8 million. The transaction positively impacted the second quarter Tier 1 leverage capital ratio by approximately 8 basis points, and had an immaterial positive impact on net interest income and net interest margin. The Bank completed a similar deleveraging transaction in the second quarter of 2015. The 2015 transaction involved the sale of $61.8 million of securities at a gain of $995,000 and utilization of the resulting proceeds to prepay $63.5 million of long-term debt at a cost of $1.1 million

Capital

Stockholders’ equity totaled $305.7 million at June 30, 2016, an increase of $54.7 million from $250.9 million at December 31, 2015. The most significant reason for the increase was the sale of 1,300,000 shares of common stock through an underwritten public offering at a price of $29 per share. The proceeds of the offering amounted to $35.3 million, net of $2.4 million of issuance costs, and will be used to support continued growth. The other primary reasons for the increase in stockholders’ equity were net income of $15.1 million, an increase in the after-tax amount of unrealized gains on available-for-sale securities of $6.0 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $3.7 million, partially offset by cash dividends declared of $6.0 million.

During 2016, the Corporation’s Board of Directors increased the amount of stock that an individual can purchase on a quarterly basis under the stock purchase component of the Dividend Reinvestment and Stock Purchase Plan from $20,000 to $50,000. This change is expected to provide additional capital that can be used to accommodate future growth.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Basel III regulatory capital ratios of the Corporation and the Bank as of June 30, 2016 are as follows:

	Corporation	Bank

Tier 1 leverage	8.92%	8.93%
Common Equity Tier 1 risk-based	14.86%	14.90%
Tier 1 risk-based	14.86%	14.90%
Total risk-based	16.11%	16.15%

The public offering of common stock and, to a much lesser extent, the deleveraging transaction and retained net income were primary drivers of a 100 basis point increase in the Corporation’s Tier 1 leverage capital ratio during the second quarter.

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the Capital Conservation Buffer of .625% for the Bank for 2016, and the Bank was well capitalized under the Prompt Corrective Action provisions at June 30, 2016.

The Corporation’s Shareholder Rights Protection Plan expired on August 1, 2016 and was not renewed by the Board of Directors.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at June 30, 2016 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2017 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 7.0 years as determined by a nonmaturity deposit study conducted during 2015.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending June 30, 2017 and calculations of EVE at June 30, 2016 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at June 30, 2016		Year Ending June 30, 2017
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$328,982	-6.2%	$79,251	-14.9%
+ 200 basis point rate shock	384,833	9.8%	91,307	-1.9%
+ 100 basis point rate shock	379,312	8.2%	92,748	-0.4%
Base case (no rate change)	350,614	-	93,106	-
- 100 basis point rate shock	247,305	-29.5%	87,914	-5.6%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending June 30, 2017. The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them. In the shock up 100, 200 or 300 basis point scenarios, net interest income could be negatively impacted because it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 9, 2016	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)