Form 10-Q
period 2016-09-30
FIRST OF LONG ISLAND CORP
filed 2016-11-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2016
Common stock, $.10 par value per share	15,790,551

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2016	2015

Assets:
Cash and cash equivalents	$48,858	$39,635

Investment securities:
Held-to-maturity, at amortized cost (fair value of $12,273 and $14,910)	11,915	14,371
Available-for-sale, at fair value	837,734	737,700
	849,649	752,071

Loans held-for-sale	-	105

Loans:
Commercial and industrial	117,973	93,056
Secured by real estate:
Commercial mortgages	1,054,330	1,036,331
Residential mortgages	1,180,646	1,025,215
Home equity lines	85,984	87,848
Consumer and other	5,976	5,733
	2,444,909	2,248,183
Allowance for loan losses	(28,759)	(27,256)
	2,416,150	2,220,927

Restricted stock, at cost	27,106	28,435
Bank premises and equipment, net	32,003	30,330
Bank-owned life insurance	32,877	32,447
Pension plan assets, net	14,507	14,337
Other assets	13,345	12,056
	$3,434,495	$3,130,343
Liabilities:
Deposits:
Checking	$789,644	$777,994
Savings, NOW and money market	1,542,366	1,195,968
Time, $100,000 and over	189,093	198,147
Time, other	103,781	112,566
	2,624,884	2,284,675

Short-term borrowings	101,522	211,502
Long-term debt	379,212	365,712
Accrued expenses and other liabilities	10,668	12,313
Deferred income taxes payable	7,835	5,205
	3,124,121	2,879,407

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares; Issued and outstanding, 15,685,967 and 14,116,677 shares	1,569	1,412
Surplus	99,265	56,931
Retained earnings	198,834	185,069
	299,668	243,412
Accumulated other comprehensive income, net of tax	10,706	7,524
	310,374	250,936
	$3,434,495	$3,130,343

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015

Interest and dividend income:
Loans	$60,844	$51,328	$20,789	$17,637
Investment securities:
Taxable	5,920	6,116	2,010	1,874
Nontaxable	10,256	10,184	3,433	3,392
	77,020	67,628	26,232	22,903
Interest expense:
Savings, NOW and money market deposits	3,833	1,840	1,490	690
Time deposits	3,910	4,565	1,236	1,495
Short-term borrowings	154	113	23	19
Long-term debt	5,458	5,877	1,792	1,766
	13,355	12,395	4,541	3,970
Net interest income	63,665	55,233	21,691	18,933
Provision for loan losses	1,510	2,402	1,118	1,049
Net interest income after provision for loan losses	62,155	52,831	20,573	17,884

Noninterest income:
Investment Management Division income	1,498	1,548	508	509
Service charges on deposit accounts	1,979	1,981	689	656
Net gains on sales of securities	1,868	1,133	24	-
Other	2,154	2,196	793	654
	7,499	6,858	2,014	1,819
Noninterest expense:
Salaries	16,437	15,134	5,388	5,114
Employee benefits	5,148	4,347	1,699	1,608
Occupancy and equipment	6,923	6,639	2,344	2,070
Debt extinguishment	1,756	1,084	-	-
Other	9,013	7,367	2,543	2,590
	39,277	34,571	11,974	11,382

Income before income taxes	30,377	25,118	10,613	8,321
Income tax expense	7,316	5,846	2,602	1,810
Net income	$23,061	$19,272	$8,011	$6,511

Earnings per share:
Basic	$1.54	$1.38	$.51	$.46
Diluted	1.52	1.36	.50	.46

Cash dividends declared per share	.61	.58	.21	.20

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015

Net income	$23,061	$19,272	$8,011	$6,511

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	5,469	(1,717)	(5,184)	5,144
Change in funded status of pension plan	183	-	61	-
Other comprehensive income (loss) before income taxes	5,652	(1,717)	(5,123)	5,144
Income tax expense (benefit)	2,470	(743)	(2,137)	2,119
Other comprehensive income (loss)	3,182	(974)	(2,986)	3,025
Comprehensive income	$26,243	$18,298	$5,025	$9,536

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2016
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2016	14,116,677	$1,412	$56,931	$185,069	$7,524	$250,936
Net income				23,061		23,061
Other comprehensive income					3,182	3,182
Common stock issued in public offering, net of issuance costs	1,300,000	130	35,140			35,270
Repurchase of common stock	(13,393)	(1)	(369)			(370)
Common stock issued under stock compensation plans, including tax benefit	99,267	10	1,069			1,079
Common stock issued under dividend reinvestment and stock purchase plan	183,416	18	5,178			5,196
Stock-based compensation			1,316			1,316
Cash dividends declared				(9,296)		(9,296)
Balance, September 30, 2016	15,685,967	$1,569	$99,265	$198,834	$10,706	$310,374

	Nine Months Ended September 30, 2015
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2015	13,887,134	$1,389	$51,009	$170,120	$10,785	$233,303
Net income				19,272		19,272
Other comprehensive loss					(974)	(974)
Repurchase of common stock	(12,227)	(1)	(286)			(287)
Common stock issued under stock compensation plans, including tax benefit	76,183	7	741			748
Common stock issued under dividend reinvestment and stock purchase plan	92,093	9	2,275			2,284
Stock-based compensation			1,053			1,053
Cash dividends declared				(8,119)		(8,119)
Balance, September 30, 2015	14,043,183	$1,404	$54,792	$181,273	$9,811	$247,280

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015

Cash Flows From Operating Activities:
Net income	$23,061	$19,272
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,510	2,402
Provision (credit) for deferred income taxes	98	(359)
Depreciation and amortization	2,398	2,254
Premium amortization on investment securities, net	3,012	3,651
Net gains on sales of securities	(1,868)	(1,133)
Net loss on sales of loans held-for-sale	5	-
Loss on debt extinguishment	1,756	1,084
Stock-based compensation expense	1,316	1,053
Accretion of cash surrender value on bank-owned life insurance	(709)	(665)
Pension expense (credit)	13	(367)
Increase in other assets	(1,010)	(257)
Increase (decrease) in accrued expenses and other liabilities	(2,094)	610
Net cash provided by operating activities	27,488	27,545

Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	123	243
Available-for-sale	62,047	66,140
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	3,676	4,580
Available-for-sale	76,932	88,264
Purchases of investment securities:
Held-to-maturity	(1,287)	(1,619)
Available-for-sale	(234,744)	(136,589)
Proceeds from sales of loans held-for-sale	100	1,176
Net increase in loans	(196,733)	(299,349)
Net decrease in restricted stock	1,329	2,130
Purchases of premises and equipment, net	(4,071)	(3,835)
Net cash used in investing activities	(292,628)	(278,859)

Cash Flows From Financing Activities:
Net increase in deposits	340,209	319,547
Net decrease in short-term borrowings	(109,980)	(73,386)
Proceeds from long-term debt	43,500	85,362
Repayment of long-term debt	(31,756)	(74,584)
Proceeds from issuance of common stock, net	40,466	2,284
Proceeds from exercise of stock options	778	524
Tax benefit from stock compensation plans	301	224
Repurchase and retirement of common stock	(370)	(287)
Cash dividends paid	(8,785)	(7,950)
Net cash provided by financing activities	274,363	251,734

Net increase in cash and cash equivalents	9,223	420
Cash and cash equivalents, beginning of year	39,635	32,944
Cash and cash equivalents, end of period	$48,858	$33,364

Supplemental Information:
Cash paid for:
Interest	$16,530	$12,662
Income taxes	5,696	5,600
Noncash investing and financing activities:
Cash dividends payable	3,334	2,808

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

The consolidated financial information included herein as of and for the periods ended September 30, 2016 and 2015 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2015 consolidated balance sheet was derived from the Corporation's December 31, 2015 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 – EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$23,061	$19,272	$8,011	$6,511
Income allocated to participating securities (1)	98	-	34	-
Income allocated to common stockholders	$22,963	$19,272	$7,977	$6,511

Weighted average:
Common shares	14,958,631	13,982,485	15,664,908	14,029,990
Dilutive stock options and restricted stock units (1)	144,900	157,488	142,158	165,687
	15,103,531	14,139,973	15,807,066	14,195,677
Earnings per share:
Basic	$1.54	$1.38	$.51	$.46
Diluted	1.52	1.36	.50	.46

(1) Restricted stock units (“RSUs”) awarded in January 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs are considered to participate with common stock in the earnings of the Corporation and, therefore, the Corporation is required to calculate basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. See Note 6 for additional details on the RSUs awarded in 2016.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$7,320	$(592)	$(5,160)	$5,144
Reclassification adjustment for gains included in net income (1)	(1,851)	(1,125)	(24)	-
Change in net unrealized holding gains on available-for-sale securities	5,469	(1,717)	(5,184)	5,144
Tax effect	2,448	(706)	(2,160)	2,119
	3,021	(1,011)	(3,024)	3,025

Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	183	-	61	-
Tax effect	22	(37)	23	-
	161	37	38	-
Other comprehensive income (loss)	$3,182	$(974)	$(2,986)	$3,025

(1) Reclassification adjustment represents net realized gains arising from the sale of available-for-sale securities. The net realized gains are included in the consolidated statements of income in the line item, “Net gains on sales of securities.” See “Note 4 – Investment Securities” for the income tax expense related to the net realized gains, which is included in the consolidated statements of income in the line item, “Income tax expense.”

(2) Represents the amortization into expense of net actuarial loss relating to the Bank’s defined benefit pension plan. This item is included in net periodic pension cost (see Note 7) and in the consolidated statements of income in the line item, “Employee benefits.” The related income tax expense is included in the consolidated statements of income in the line item, “Income tax expense.”

The following table sets forth the components of accumulated other comprehensive income, net of tax:

		Current
	Balance	Period	Balance
	12/31/15	Change	9/30/16
	(in thousands)
Unrealized holding gains on available-for-sale securities	$11,675	$3,021	$14,696
Unrealized actuarial losses on pension plan	(4,151)	161	(3,990)
Accumulated other comprehensive income, net of tax	$7,524	$3,182	$10,706

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held-to-Maturity Securities:
State and municipals	$10,800	$263	$-	$11,063
Pass-through mortgage securities	422	49	-	471
Collateralized mortgage obligations	693	46	-	739
	$11,915	$358	$-	$12,273
Available-for-Sale Securities:
State and municipals	$443,691	$21,991	$(174)	$465,508
Pass-through mortgage securities	183,827	1,718	(85)	185,460
Collateralized mortgage obligations	185,118	1,894	(246)	186,766
	$812,636	$25,603	$(505)	$837,734

	December 31, 2015
Held-to-Maturity Securities:
State and municipals	$12,922	$410	$-	$13,332
Pass-through mortgage securities	576	67	-	643
Collateralized mortgage obligations	873	62	-	935
	$14,371	$539	$-	$14,910
Available-for-Sale Securities:
State and municipals	$416,957	$18,892	$(156)	$435,693
Pass-through mortgage securities	148,402	810	(1,947)	147,265
Collateralized mortgage obligations	152,712	2,720	(690)	154,742
	$718,071	$22,422	$(2,793)	$737,700

At September 30, 2016 and December 31, 2015, investment securities with a carrying value of $431,879,000 and $405,769,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2016 and December 31, 2015.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2016
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$11,887	$(174)	$-	$-	$11,887	$(174)
Pass-through mortgage securities	16,266	(85)	-	-	16,266	(85)
Collateralized mortgage obligations	58,707	(156)	8,491	(90)	67,198	(246)
Total temporarily impaired	$86,860	$(415)	$8,491	$(90)	$95,351	$(505)

	December 31, 2015
State and municipals	$13,148	$(78)	$5,837	$(78)	$18,985	$(156)
Pass-through mortgage securities	98,504	(1,348)	27,365	(599)	125,869	(1,947)
Collateralized mortgage obligations	39,133	(305)	12,743	(385)	51,876	(690)
Total temporarily impaired	$150,785	$(1,731)	$45,945	$(1,062)	$196,730	$(2,793)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Proceeds	$62,047	$66,140	$21,058	$-

Gross gains	$1,869	$1,501	$24	$-
Gross losses	(18)	(376)	-	-
Net gain	$1,851	$1,125	$24	$-

Income tax expense related to the net realized gains was $772,000 and $463,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at September 30, 2016 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
	(in thousands)
Held-to-Maturity Securities:
Within one year	$3,726	$3,761
After 1 through 5 years	5,676	5,872
After 5 through 10 years	1,398	1,430
After 10 years	-	-
Mortgage-backed securities	1,115	1,210
	$11,915	$12,273
Available-for-Sale Securities:
Within one year	$16,339	$16,535
After 1 through 5 years	65,687	68,893
After 5 through 10 years	168,525	177,243
After 10 years	193,140	202,837
Mortgage-backed securities	368,945	372,226
	$812,636	$837,734

5 – LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	September 30, 2016
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$1,000	$116,973	$117,973	$-	$1,351	$1,351
Commercial mortgages:
Multifamily	-	545,354	545,354	-	5,671	5,671
Other	-	387,107	387,107	-	4,559	4,559
Owner-occupied	567	121,302	121,869	-	1,186	1,186
Residential mortgages:
Closed end	1,203	1,179,443	1,180,646	46	14,922	14,968
Revolving home equity	280	85,704	85,984	-	924	924
Consumer and other	-	5,976	5,976	-	100	100
	$3,050	$2,441,859	$2,444,909	$46	$28,713	$28,759

	December 31, 2015
Commercial and industrial	$-	$93,056	$93,056	$-	$928	$928
Commercial mortgages:
Multifamily	-	572,322	572,322	-	6,858	6,858
Other	-	348,909	348,909	-	3,674	3,674
Owner-occupied	594	114,506	115,100	-	1,047	1,047
Residential mortgages:
Closed end	3,797	1,021,418	1,025,215	428	13,211	13,639
Revolving home equity	522	87,326	87,848	-	1,016	1,016
Consumer and other	-	5,733	5,733	-	94	94
	$4,913	$2,243,270	$2,248,183	$428	$26,828	$27,256

The following tables present the activity in the allowance for loan losses for the nine and three months ended September 30, 2016 and 2015.

	Balance at 1/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/16
	(in thousands)
Commercial and industrial	$928	$-	$4	$419	$1,351
Commercial mortgages:
Multifamily	6,858	-	-	(1,187)	5,671
Other	3,674	-	-	885	4,559
Owner-occupied	1,047	-	-	139	1,186
Residential mortgages:
Closed end	13,639	32	9	1,352	14,968
Revolving home equity	1,016	-	12	(104)	924
Consumer and other	94	5	5	6	100
	$27,256	$37	$30	$1,510	$28,759

	Balance at 7/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/16
	(in thousands)
Commercial and industrial	$1,174	$-	$-	$177	$1,351
Commercial mortgages:
Multifamily	6,346	-	-	(675)	5,671
Other	3,828	-	-	731	4,559
Owner-occupied	1,175	-	-	11	1,186
Residential mortgages:
Closed end	14,148	32	1	851	14,968
Revolving home equity	913	-	-	11	924
Consumer and other	93	5	-	12	100
	$27,677	$37	$1	$1,118	$28,759

	Balance at 1/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/15
	(in thousands)
Commercial and industrial	$838	$-	$6	$61	$905
Commercial mortgages:
Multifamily	7,207	88	-	(304)	6,815
Other	2,340	-	2	521	2,863
Owner-occupied	1,023	-	-	(74)	949
Residential mortgages:
Closed end	10,599	-	9	2,319	12,927
Revolving home equity	1,121	-	5	(158)	968
Consumer and other	93	37	-	37	93
	$23,221	$125	$22	$2,402	$25,520

	Balance at 7/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/15
	(in thousands)
Commercial and industrial	$986	$-	$-	$(81)	$905
Commercial mortgages:
Multifamily	7,030	21	-	(194)	6,815
Other	2,263	-	1	599	2,863
Owner-occupied	1,007	-	-	(58)	949
Residential mortgages:
Closed end	12,114	-	-	813	12,927
Revolving home equity	1,021	-	5	(58)	968
Consumer and other	70	5	-	28	93
	$24,491	$26	$6	$1,049	$25,520

For individually impaired loans, the following tables set forth by class of loans at September 30, 2016 and December 31, 2015 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the nine and three months ended September 30, 2016 and 2015. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Nine Months Ended		Three Months Ended
	September 30, 2016			September 30, 2016		September 30, 2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$1,000	$1,000	$-	$1,158	$1	$1,100	$1
Commercial mortgages - owner occupied	567	641	-	579	-	570	-
Residential mortgages:
Closed end	569	689	-	589	-	573	-
Revolving home equity	280	279	-	280	-	280	(5)

With an allowance recorded:
Residential mortgages - closed end	634	642	46	645	22	637	7

Total:
Commercial and industrial	1,000	1,000	-	1,158	1	1,100	1
Commercial mortgages - owner occupied	567	641	-	579	-	570	-
Residential mortgages:
Closed end	1,203	1,331	46	1,234	22	1,210	7
Revolving home equity	280	279	-	280	-	280	(5)
	$3,050	$3,251	$46	$3,251	$23	$3,160	$3

				Nine Months Ended		Three Months Ended
	December 31, 2015			September 30, 2015		September 30, 2015
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages:
Multifamily	$-	$-	$-	$1,889	$-	$1,883	$-
Owner-occupied	594	654	-	617	-	606	-
Residential mortgages:
Closed end	306	405	-	365	-	351	-
Revolving home equity	522	521	-	574	4	572	4

With an allowance recorded:
Commercial and industrial	-	-	-	81	1	74	1
Residential mortgages - closed end	3,491	3,494	428	3,424	63	3,373	42

Total:
Commercial and industrial	-	-	-	81	1	74	1
Commercial mortgages:
Multifamily	-	-	-	1,889	-	1,883	-
Owner-occupied	594	654	-	617	-	606	-
Residential mortgages:
Closed end	3,797	3,899	428	3,789	63	3,724	42
Revolving home equity	522	521	-	574	4	572	4
	$4,913	$5,074	$428	$6,950	$68	$6,859	$47

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	September 30, 2016
			Past Due
			90 Days or		Total Past
			More and		Due Loans &
	30-59 Days Past Due	60-89 Days Past Due	Still Accruing	Nonaccrual Loans	Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$125	$-	$-	$-	$125	$117,848	$117,973
Commercial mortgages:
Multifamily	-	-	-	-	-	545,354	545,354
Other	-	-	-	-	-	387,107	387,107
Owner-occupied	619	-	-	567	1,186	120,683	121,869
Residential mortgages:
Closed end	252	-	-	569	821	1,179,825	1,180,646
Revolving home equity	490	-	-	280	770	85,214	85,984
Consumer and other	-	-	-	-	-	5,976	5,976
	$1,486	$-	$-	$1,416	$2,902	$2,442,007	$2,444,909

	December 31, 2015
Commercial and industrial	$-	$-	$-	$-	$-	$93,056	$93,056
Commercial mortgages:
Multifamily	-	-	-	-	-	572,322	572,322
Other	-	-	-	-	-	348,909	348,909
Owner-occupied	-	-	-	594	594	114,506	115,100
Residential mortgages:
Closed end	991	-	-	456	1,447	1,023,768	1,025,215
Revolving home equity	-	-	-	280	280	87,568	87,848
Consumer and other	12	-	-	-	12	5,721	5,733
	$1,003	$-	$-	$1,330	$2,333	$2,245,850	$2,248,183

There were no loans in the process of foreclosure at September 30, 2016 or December 31, 2015. The Bank did not hold any foreclosed residential real estate property at September 30, 2016 or December 31, 2015.

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

During the nine months ended September 30, 2016 the Bank modified a commercial and industrial loan in a troubled debt restructuring. The modification involved restructuring a $1.0 million line of credit into a new time loan. The new time loan has a maturity of December 31, 2016 and a rate of interest that is lower than the current market rate for new debt with similar risk.

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

At September 30, 2016 and December 31, 2015, the Bank had an allowance for loan losses of $46,000 and $395,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the nine months ended September 30, 2016 and 2015 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	September 30, 2016
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$116,838	$135	$-	$1,000	$-	$117,973
Commercial mortgages:
Multifamily	538,029	-	7,325	-	-	545,354
Other	385,692	1,415	-	-	-	387,107
Owner-occupied	120,894	408	-	567	-	121,869
	$1,161,453	$1,958	$7,325	$1,567	$-	$1,172,303

	December 31, 2015
Commercial and industrial	$91,950	$1,106	$-	$-	$-	$93,056
Commercial mortgages:
Multifamily	567,467	-	4,855	-	-	572,322
Other	346,419	900	-	1,590	-	348,909
Owner-occupied	110,641	3,865	-	594	-	115,100
	$1,116,477	$5,871	$4,855	$2,184	$-	$1,129,387

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	September 30, 2016
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$1,178,452	$991	$-	$1,203	$-	$1,180,646
Revolving home equity	85,704	-	-	280	-	85,984
Consumer and other	5,627	-	-	-	-	5,627
	$1,269,783	$991	$-	$1,483	$-	$1,272,257

	December 31, 2015
Residential mortgages:
Closed end	$1,020,393	$1,025	$-	$3,797	$-	$1,025,215
Revolving home equity	87,326	-	-	522	-	87,848
Consumer and other	5,443	-	-	-	-	5,443
	$1,113,162	$1,025	$-	$4,319	$-	$1,118,506

Deposit account overdrafts were $349,000 and $290,000 at September 30, 2016 and December 31, 2015, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

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

The Corporation has 1,500,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 1,500,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 525,000 shares may be issued as restricted stock awards or RSUs. At September 30, 2016, 1,356,973 shares of common stock remain available for issuance of awards under the 2014 Plan of which 369,353 shares remain available for issuance as restricted stock awards or RSUs.

In January 2016, the Board of Directors awarded 68,010 RSUs under the 2014 Plan of which 2,190 shares vested upon the retirement of two non-employee directors and 65,820 remain outstanding at September 30, 2016. These RSUs accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. The accrued dividends are payable upon vesting of the awards. The outstanding awards include 55,640 performance-based RSUs with vesting based on the financial performance of the Corporation in 2018 and 10,180 RSUs that will vest in equal annual installments at the end of one, two and three years of service.

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

The Corporation recorded compensation expense for share-based payments of $1,316,000 and $1,053,000 and recognized related income tax benefits of $552,000 and $434,000 for the nine months ended September 30, 2016 and 2015, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of September 30, 2016, and changes during the nine month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2016	231,444	$15.96
Exercised	(47,513)	16.38
Forfeited or expired	(3,875)	15.12
Outstanding at September 30, 2016	180,056	$15.87	2.64	$3,112
Exercisable at September 30, 2016	179,656	$15.85	2.63	$3,109

All options outstanding at September 30, 2016 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first nine months of 2016 and 2015 was $644,000 and $401,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of September 30, 2016 and changes during the nine month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2016	157,351	$21.83
Granted	68,010	27.26
Converted	(51,754)	19.68
Outstanding at September 30, 2016	173,607	$24.60	1.43	$5,755
Vested and Convertible at September 30, 2016	-	$-	-	$-

The number of RSUs in the table represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted. All of the RSUs outstanding at September 30, 2016 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first nine months of 2016 and 2015 was $1,445,000 and $965,000, respectively.

Unrecognized Compensation Cost. As of September 30, 2016, there was $1,787,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $3,000 for stock options and $1,784,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.7 years, which is based on weighted-average periods of 3.7 years and 1.7 years for stock options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from stock option exercises for the nine months ended September 30, 2016 and 2015 was $778,000 and $524,000, respectively. The actual tax benefits realized for the tax deductions from stock option exercises for the nine months ended September 30, 2016 and 2015 were $259,000 and $157,000, respectively.

Other. No cash was used to settle stock options during the first nine months of 2016 or 2015. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Service cost plus expected expenses and net of expected plan participant contributions	$857	$892	$285	$297
Interest cost	1,188	1,055	396	351
Expected return on plan assets	(2,215)	(2,314)	(738)	(770)
Amortization of net actuarial loss	183	-	61	-
Net pension cost (credit)	$13	$(367)	$4	$(122)

The Bank makes cash contributions to the pension plan (“Plan”) which comply with the funding requirements of applicable Federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax-deductible contributions. The Bank had no minimum required pension contribution for the Plan year ending September 30, 2016 and its maximum tax-deductible contribution for the tax year beginning January 1, 2016 is $1,553,000. Management has not yet determined the amount, if any, that the Bank will contribute to the Plan in 2016.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2016 or 2015.

The fair values of the Corporation’s investment securities designated as available-for-sale at September 30, 2016 and December 31, 2015 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2016:
Available-for-Sale Securities:
State and municipals	$465,508	$-	$465,508	$-
Pass-through mortgage securities	185,460	-	185,460	-
Collateralized mortgage obligations	186,766	-	186,766	-
	$837,734	$-	$837,734	$-

December 31, 2015:
Available-for-Sale Securities:
State and municipals	$435,693	$-	$435,693	$-
Pass-through mortgage securities	147,265	-	147,265	-
Collateralized mortgage obligations	154,742	-	154,742	-
	$737,700	$-	$737,700	$-

Assets measured at fair value on a nonrecurring basis at December 31, 2015, are set forth in the table that follows. There were no such assets at September 30, 2016. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment, if needed. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

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

The impaired loan set forth in the preceding table had a principal balance of $152,000 at December 31, 2015, and a valuation allowance of $33,000. During the nine and three months ended September 30, 2016, the Corporation recorded credit provisions for loan losses of $33,000 and $24,000, respectively, for impaired loans measured at fair value. During the nine and three months ended September 30, 2015 the Corporation recorded credit provisions of $6,000 and $0 for impaired loans measured at fair value.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at September 30, 2016 and December 31, 2015.

	Level of	September 30, 2016		December 31, 2015
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$48,858	$48,858	$39,635	$39,635
Held-to-maturity securities	Level 2	10,322	10,680	12,366	12,905
Held-to-maturity securities	Level 3	1,593	1,593	2,005	2,005
Loans	Level 3	2,416,150	2,424,991	2,220,808	2,203,418
Restricted stock	Level 1	27,106	27,106	28,435	28,435
Accrued interest receivable:
Investment securities	Level 2	4,756	4,756	4,403	4,403
Loans	Level 3	6,142	6,142	5,501	5,501

Financial Liabilities:
Checking deposits	Level 1	789,644	789,644	777,994	777,994
Savings, NOW and money market deposits	Level 1	1,542,366	1,542,366	1,195,968	1,195,968
Time deposits	Level 2	292,874	299,555	310,713	313,331
Short-term borrowings	Level 1	101,522	101,522	211,502	211,502
Long-term debt	Level 2	379,212	384,543	365,712	364,935
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	142	142	43	43
Time deposits	Level 2	50	50	3,224	3,224
Short-term borrowings	Level 1	1	1	3	3
Long-term debt	Level 2	570	570	669	669

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities such as the Corporation, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that the amendments in ASU 2014-09 could have on the Corporation’s financial position, results of operations and disclosures, but does not currently believe that such impact will be material.

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

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects any entity that issues share-based payment awards to its employees. The ASU involves the simplification of several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Corporation may decide to early adopt ASU 2016-09 in the fourth quarter of 2016, effective as of January 1, 2016. Among other things, early adoption would increase 2016 net income through a credit to income tax expense and a debit to surplus in an amount ranging between $300,000 and $400,000.

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

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 affects all entities that are required to present a statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics, addressing eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 is not expected to have a material impact on the Corporation’s financial position, results of operations or disclosures.

10 – SUBSEQUENT EVENT

On October 27, 2016, the Corporation announced a 3-for-2 stock split. The stock split will be effected through a 50% stock dividend. The additional shares that will be issued as a result of the stock split will be distributed on November 28, 2016 to shareholders of record on November 10, 2016. No adjustments have been made to the equity accounts of the Corporation or to share and per share amounts included in the unaudited consolidated financial statements and notes thereto as of September 30, 2016 to reflect the effect of the split.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. Although the Bank’s primary service area is Nassau and Suffolk Counties, Long Island, it does have two commercial banking branches in Manhattan, two full service branches in Queens and one in Brooklyn. Expansion of the Bank’s branch distribution system, particularly in the New York City boroughs of Queens and Brooklyn, is an ongoing initiative.

Overview

Net income and earnings per share for the first nine months of 2016 were $23.1 million and $1.52, respectively, representing increases over the same period last year of 19.7% and 11.8%, respectively. Dividends per share increased 5.2%, from $.58 for the first nine months of 2015 to $.61 for the current nine-month period. Returns on average assets (ROA) and average equity (ROE) for the first nine months of 2016 were .94% and 10.84%, respectively, versus .91% and 10.79%, respectively, for the same period last year. Book value per share increased by 11.3% from $17.78 at year-end 2015 to $19.79 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remains excellent and the mortgage pipeline at quarter-end was strong at $173 million.

Analysis of Earnings – Nine Month Periods. Net income for the first nine months of 2016 was $23.1 million, an increase of $3.8 million, or 19.7%, over the same period last year. The increase is primarily attributable to an increase in net interest income of $8.4 million, or 15.3%, and a decrease in the provision for loan losses of $892,000. The impact of these items was partially offset by increases in noninterest expense, before debt extinguishment costs, of $4.0 million and income tax expense of $1.5 million.

The increase in net interest income was primarily driven by growth in average interest-earning assets of $442.4 million, or 16.1%. Average interest-earning assets grew mostly because of increases in the average balances of loans and securities. While most of the loan growth occurred in mortgage loans, commercial and industrial loans also grew. The growth in loans and securities was primarily funded by growth in the average balances of noninterest-bearing checking deposits, interest-bearing deposits and stockholders’ equity.

The decrease in the provision for loan losses for the current nine month period versus the same period last year is largely due to lesser loan growth and a decline in historical loss rates. Also contributing to the decrease was a decline in specific reserves during the current nine month period versus an increase during the same period last year.

The increase in noninterest expense, before debt extinguishment costs, of $4.0 million is primarily attributable to increases in salaries, employee benefits expense, consulting expense, computer and telecommunications expense, occupancy and equipment expense and marketing expense.

The $1.5 million increase in income tax expense is attributable to higher pre-tax earnings in the current nine-month period partially offset by additional New York State income tax benefits derived from the Corporation’s captive REIT and the inclusion of a one-time charge of $402,000 in the same period last year caused by changes in New York City tax law.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased 3 basis points from 1.21% at year-end 2015 to 1.18% at September 30, 2016. The decrease is primarily due to improved economic conditions and a reduction in the historical loss component of the allowance for loan losses. The provision for loan losses was $1.5 million and $2.4 million in the first nine months of 2016 and 2015, respectively. The $1.5 million provision in the first nine months of 2016 is primarily attributable to loan growth and adjustments to qualitative factors used in determining the allowance for loan losses. The impact of these items was partially offset by a decline in historical loss rates and a reduction in specific reserves. The $2.4 million provision in the first nine months of 2015 was primarily attributable to loan growth and an increase in specific reserves, partially offset by improved economic conditions.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans at September 30, 2016 were essentially unchanged from December 31, 2015, amounting to $1.4 million, or .06% of total loans outstanding, as of each date. During the third quarter of 2016, nonaccrual loans declined $3.7 million from $5.1 million at June 30, 2016. The decrease was primarily attributable to the payoff of two related mortgage loans. Troubled debt restructurings at September 30, 2016 amounted to $2.5 million, or .10% of total loans outstanding. Of the troubled debt restructurings, $1.6 million are performing in accordance with their modified terms and $844,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Troubled debt restructurings declined $2.0 million during the nine months ended September 30, 2016. The decrease was attributable to the payoff of two loans to one borrower, partially offset by one loan that was restructured in a troubled debt restructuring during the current quarter. Loans past due 30 through 89 days amounted to $1.5 million, or .06% of total loans outstanding, at September 30, 2016, compared to $1.0 million, or .04%, at December 31, 2015.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 61% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives. Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system, particularly in the New York City boroughs of Queens and Brooklyn. With respect to loan growth, the Bank will continue to prudently manage concentration risk and further develop its broker and correspondent relationships. Small business credit scored loans, equipment finance loans and Small Business Administration (SBA) loans, along with the Bank’s traditional commercial and industrial loan products, will be originated to diversify the Bank’s loan portfolio and help mitigate the impact of the low rate environment on the Bank’s earnings.

The Bank’s growing branch distribution system currently consists of forty-five branches in Nassau and Suffolk Counties, Long Island and the boroughs of Queens, Brooklyn and Manhattan. The Bank expects to open two more branches in the next six months and continues to evaluate sites for further branch expansion. One of the new branches will be in College Point, Queens and the other in East Islip, Long Island. In addition to loan and deposit growth, management is also focused on growing noninterest income from existing and potential new sources, which may include the acquisition of fee-based businesses.

Challenges We Face. The federal funds target rate increased by twenty-five basis points in December 2015. Further increases could exert upward pressure on non-maturity deposit rates. Intermediate and long-term interest rates are impacted by national and global forces and have been low and volatile for an extended period of time. They declined significantly since year-end 2015 and could remain low or go lower in the foreseeable future. This could cause investing and lending rates to be suboptimal. There is significant price competition for loans in the Bank’s marketplace and little room for the Bank to further reduce its deposit rates. These factors will make it difficult to improve net interest margin and could result in a decline in net interest margin from its current level and inhibit earnings growth for the foreseeable future.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. Banking regulators are increasingly concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels and cyber security. Regulatory requirements and enhanced supervisory oversight are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

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

	Nine Months Ended September 30,
	2016			2015
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(dollars in thousands)
Assets:
Interest-earning bank balances	$36,434	$140	.51%	$22,099	$42	.25%
Investment securities:
Taxable	367,569	5,780	2.10	360,919	6,074	2.24
Nontaxable (1)	465,054	15,779	4.52	436,941	15,668	4.78
Loans (1)	2,322,461	60,854	3.49	1,929,159	51,339	3.55
Total interest-earning assets	3,191,518	82,553	3.45	2,749,118	73,123	3.55
Allowance for loan losses	(27,860)			(24,052)
Net interest-earning assets	3,163,658			2,725,066
Cash and due from banks	30,504			28,723
Premises and equipment, net	31,236			28,720
Other assets	58,876			59,100
	$3,284,274			$2,841,609

Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$1,483,338	3,833	.35	$1,134,741	1,840	.22
Time deposits	302,001	3,910	1.73	322,312	4,565	1.89
Total interest-bearing deposits	1,785,339	7,743	.58	1,457,053	6,405	.59
Short-term borrowings	44,193	154	.47	50,705	113	.30
Long-term debt	373,798	5,458	1.95	363,937	5,877	2.16
Total interest-bearing liabilities	2,203,330	13,355	.81	1,871,695	12,395	.89
Checking deposits	780,980			709,896
Other liabilities	15,668			21,250
	2,999,978			2,602,841
Stockholders' equity	284,296			238,768
	$3,284,274			$2,841,609

Net interest income (1)		$69,198			$60,728
Net interest spread (1)			2.64%			2.66%
Net interest margin (1)			2.89%			2.94%

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.54 in each period presented using the statutory Federal income tax rate of 35%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30,
	2016 Versus 2015
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-earning bank balances	$26	$43	$29	$98
Investment securities:
Taxable	101	(389)	(6)	(294)
Nontaxable	1,004	(856)	(37)	111
Loans	10,497	(844)	(138)	9,515
Total interest income	11,628	(2,046)	(152)	9,430

Interest Expense:
Savings, NOW & money market deposits	565	1,092	336	1,993
Time deposits	(284)	(392)	21	(655)
Short-term borrowings	(14)	64	(9)	41
Long-term debt	165	(563)	(21)	(419)
Total interest expense	432	201	327	960
Increase (decrease) in net interest income	$11,196	$(2,247)	$(479)	$8,470

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first nine months of 2016 was $69.2 million, an increase of $8.5 million, or 13.9%, over $60.7 million for the first nine months of 2015. The increase resulted primarily from an increase in average interest-earning assets of $442.4 million, or 16.1%, partially offset by a 5 basis point decline in net interest margin from 2.94% to 2.89%.

The increase in average interest-earning assets is primarily comprised of growth in the average balances of loans of $393.3 million, or 20.4%, and securities of $34.8 million, or 4.4%. While most of the loan growth occurred in mortgage loans, commercial and industrial loans also grew. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, the introduction of new loan products, advertising campaigns and broker and correspondent relationships for both residential and commercial mortgages.

The growth in loans and securities was primarily funded by growth in the average balances of noninterest-bearing checking deposits of $71.1 million, or 10.0%, interest-bearing deposits of $328.3 million, or 22.5%, and stockholders’ equity of $45.5 million, or 19.1%. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth. The increase in stockholders’ equity is mostly attributable to the retention of net income and the sale of common stock through an underwritten public offering completed in the second quarter of 2016.

Intermediate and long-term interest rates have been low and volatile for an extended period of time. In a low interest rate environment: (1) loans are sometimes originated and investments are sometimes made at yields lower than existing portfolio yields; (2) some loans prepay in full resulting in the immediate writeoff of deferred costs; (3) prepayment speeds on mortgage securities can be elevated resulting in accelerated amortization of purchase premiums; (4) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is suppressed; and (5) the Bank’s ability to reduce deposit rates diminishes. These factors, partially offset by an elevated level of prepayment penalty income caused by the low rate environment, contributed to a 5 basis point decline in the Bank’s net interest margin from 2.94% for the first nine months of 2015 to 2.89% for the current nine month period. Despite the decline in net interest margin, the Bank’s net interest income continues to increase as a result of the aforementioned growth in interest-earning assets. On a going forward basis, if available yields for loans and securities, prepayment penalties and the cost of deposits and borrowings remain at current levels, net interest margin is not expected to meaningfully decline. This expectation is based on the fact that significant portions of the Bank’s mortgage loan and securities portfolios were originated or purchased in a low rate environment at yields similar to those currently available.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities gains decreased $94,000, or 1.6%, when comparing the first nine months of 2016 to the same period last year. The decrease is primarily attributable to a $177,000 decrease in real estate tax refunds, a $91,000 sales tax refund in 2015 and a decline in Investment Management Division income of $50,000. The impact of these items was partially offset by proceeds of bank-owned life insurance that exceeded the cash surrender value by $103,000, an increase of $56,000 in income from the sale of mutual funds and annuities and an increase of $45,000 in cash value accretion on bank-owned life insurance.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense before debt extinguishment costs increased $4.0 million, or 12.0%, when comparing the first nine months of 2016 to the same period last year. The increase is primarily attributable to increases in salaries of $1.3 million, or 8.6%, employee benefits expense of $801,000, or 18.4%, consulting expense of $712,000, computer and telecommunications expense of $408,000, occupancy and equipment expense of $284,000 and marketing expense of $206,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense is partially due to a $309,000 increase in group health insurance expense resulting from increases in staff count and the rates being charged by insurance carriers. Employee benefits expense also increased because of increases in pension expense of $380,000, a credit of $367,000 for the nine month period ended September 30, 2015 compared to a charge of $13,000 for the current nine month period, and incentive compensation costs of $118,000. Pension expense increased largely because the 2015 return on plan assets fell short of expectation and the number of plan participants increased. The increase in consulting expense is due to a one-time charge of $800,000 in the second quarter of 2016 for advisory services relating to a vendor contract renegotiation. The Corporation expects that the cost savings negotiated by the consultant over the life of the contract will far exceed the one-time consulting charge. The increase in computer and telecommunications expense is mainly attributable to a growth-related increase in telecommunications capacity and one-time expenses of approximately $126,000. The Bank’s ongoing investment in and spending on technology and telecommunications-related projects should enhance operating efficiency, business continuity controls and cybersecurity. The increase in occupancy and equipment expense includes the operating costs of new branches and a growth-related increase in depreciation on the Bank’s facilities and equipment.

Effective July 1, 2016, the Federal Deposit Insurance Corporation (“FDIC”) reduced the assessment rate charged to certain depository institutions, including the Bank, for FDIC insurance coverage. The reduction in the assessment rate is expected to lower the Bank’s FDIC insurance costs by approximately $150,000 per quarter based on the current assessment base which is calculated as quarterly average total assets less total capital. The savings resulting from the lower assessment rate is expected to be offset over time by growth-related increases in the assessment base.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 24.1% for the first nine months of 2016 compared to 23.3% for the same period last year. The $1.5 million increase in income tax expense is attributable to higher pre-tax earnings in the current nine-month period partially offset by additional New York State income tax benefits derived from the Corporation’s captive REIT and the inclusion of a one-time charge of $402,000 in the same period last year caused by changes in New York City tax law.

Results of Operations – Third Quarter 2016 Versus Third Quarter 2015

Net income for the third quarter of 2016 was $8.0 million, representing an increase of $1.5 million, or 23.0%, over $6.5 million earned in the third quarter of last year. The increase is primarily attributable to an increase in net interest income of $2.8 million, partially offset by increases of $274,000 in both salaries and occupancy and equipment expense and a $792,000 increase in income tax expense. The increases in net interest income, salaries and occupancy and equipment expense occurred for substantially the same reasons discussed above with respect to the nine month periods. Excluding the aforementioned one-time charge of $402,000, income tax expense also increased for the same reasons discussed with respect to the nine month periods.

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

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$844	$900
Other (includes $105,000 in loans held-for-sale at 12/31/15)	572	535
Total nonaccrual loans	1,416	1,435
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Total nonperforming assets	1,416	1,435
Troubled debt restructurings - performing	1,634	3,581
Total risk elements	$3,050	$5,016

Nonaccrual loans as a percentage of total loans	.06%	.06%
Nonperforming assets as a percentage of total loans and other real estate owned	.06%	.06%
Risk elements as a percentage of total loans and other real estate owned	.12%	.22%

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

The allowance for loan losses increased $1.5 million during the first nine months of 2016, amounting to $28.8 million, or 1.18% of total loans, at September 30, 2016, compared to $27.3 million, or 1.21% of total loans, at December 31, 2015. During the first nine months of 2016, the Bank had loan chargeoffs of $37,000, recoveries of $30,000 and recorded a provision for loan losses of $1.5 million. During the first nine months of 2015, the Bank had loan chargeoffs and recoveries of $125,000 and $22,000, respectively, and recorded a provision for loan losses of $2.4 million. The $1.5 million provision in the first nine months of 2016 is primarily attributable to loan growth and adjustments to qualitative factors used in determining the allowance for loan losses. The impact of these items was partially offset by a decrease in historical loss rates and a reduction in specific reserves. The $2.4 million provision in the first nine months of 2015 was primarily attributable to loan growth and an increase in specific reserves, partially offset by improved economic conditions.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at September 30, 2016. Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first nine months of 2016, the Corporation’s cash and cash equivalent position increased by $9.2 million, from $39.6 million at December 31, 2015 to $48.9 million at September 30, 2016. The increase occurred primarily because cash provided by deposit growth, long-term borrowings, paydowns and sales of securities, paydowns of loans, proceeds from issuance of common stock and operations exceeded cash used to repay borrowings, originate loans and purchase securities.

Securities increased $97.6 million during the first nine months of 2016, from $752.1 million at year-end 2015 to $849.6 million at September 30, 2016. The increase is mainly attributable to purchases of $234.7 million of available-for-sale securities, partially offset by maturities and redemptions of $76.9 million and proceeds from sales of $62.0 million of available-for-sale securities during the period.

During the first nine months of 2016, total deposits grew $340.2 million, or 14.9%, to $2.6 billion at September 30, 2016. The increase was attributable to growth in savings, NOW and money market deposits of $346.4 million, or 29.0%, and noninterest-bearing checking balances of $11.7 million, partially offset by a decrease in time deposits of $17.8 million. The growth in savings, NOW and money market deposits is mainly attributable to new branch openings and an increase in municipal deposit balances.

Borrowings include Federal Home Loan Bank (FHLB) borrowings and liabilities under repurchase agreements. Total borrowings decreased $96.5 million, or 16.7%, during the first nine months of 2016. The decrease is attributable to a reduction in short-term borrowings of $110.0 million, partially offset by an increase in long-term debt of $13.5 million. From a funding perspective, the net decrease in total borrowings during the first nine months of 2016 was more than offset by the growth in deposits discussed above. Long-term debt totaled $379.2 million at September 30, 2016, representing 79% of total borrowings at quarter-end. The Bank’s long-term fixed-rate borrowing position and time deposits are intended to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At September 30, 2016, the Bank had approximately $406 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the Federal Home Loan Bank of New York (“FHLB of New York”), and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.6 billion at September 30, 2016.

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

Stockholders’ equity totaled $310.4 million at September 30, 2016, an increase of $59.4 million from $250.9 million at December 31, 2015. The most significant reason for the increase was the sale of 1,300,000 shares of common stock through an underwritten public offering at a price of $29 per share. The capital raised in the offering amounted to $35.3 million, net of $2.4 million of issuance costs, and is being used to support continued growth. The other primary reasons for the increase in stockholders’ equity were net income of $23.1 million, an increase in the after-tax amount of unrealized gains on available-for-sale securities of $3.2 million and the issuance of shares under the Corporation’s stock-based compensation, dividend reinvestment and stock purchase plans of $6.3 million, partially offset by cash dividends declared of $9.3 million.

During 2016, the Corporation’s Board of Directors increased the amount of stock that an individual can purchase on a quarterly basis under the stock purchase component of the Dividend Reinvestment and Stock Purchase Plan from $20,000 to $50,000. This change is intended to provide additional capital that can be used to accommodate future growth.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of the Corporation and the Bank as of September 30, 2016 are as follows:

	Corporation	Bank

Tier 1 leverage	8.88%	8.87%
Common Equity Tier 1 risk-based	14.78%	14.77%
Tier 1 risk-based	14.78%	14.77%
Total risk-based	16.04%	16.02%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the Capital Conservation Buffer of .625% for the Bank for 2016, and the Bank was well capitalized under the Prompt Corrective Action provisions at September 30, 2016.

The Corporation’s Shareholder Rights Protection Plan expired on August 1, 2016 and was not renewed by the Board of Directors.

On October 27, 2016, the Corporation announced a 3-for-2 stock split. The stock split will be effected through a 50% stock dividend. The additional shares that will be issued as a result of the stock split will be distributed on November 28, 2016 to shareholders of record on November 10, 2016. No adjustments have been made to the equity accounts of the Corporation or to share and per share amounts included in the unaudited consolidated financial statements and notes thereto as of September 30, 2016 to reflect the effect of the split.

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

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts. The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not. For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various deposit products in response to changes in general market interest rates. These estimates are based on, among other things, product type, management’s experience with needed deposit rate adjustments in prior interest rate change cycles, the results of a nonmaturity deposit study conducted by an independent consultant during 2015 and management’s assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at September 30, 2016 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2017 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are based on a base case average life of 7.0 years as determined by a nonmaturity deposit study conducted during 2015.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending September 30, 2017 and calculations of EVE at September 30, 2016 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at September 30, 2016		Year Ending September 30, 2017
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$320,505	-5.9%	$80,559	-15.6%
+ 200 basis point rate shock	376,323	10.5%	92,785	-2.8%
+ 100 basis point rate shock	371,697	9.2%	94,609	-0.9%
Base case (no rate change)	340,525	-	95,498	-
- 100 basis point rate shock	251,637	-26.1%	90,740	-5.0%

As shown in the preceding table, assuming a static balance sheet, an immediate decrease in interest rates of 100 basis points or an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending September 30, 2017. The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them. In the shock up 100, 200 or 300 basis point scenarios, net interest income could be negatively impacted because it is assumed that the Bank will need to make more significant changes to the rates paid on its nonmaturity deposits in order to remain competitive. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 9, 2016	By	/s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

	By	/s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

	By	/s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief Accounting Officer
(principal accounting officer)