Form 10-K
period 2016-12-31
FIRST OF LONG ISLAND CORP
filed 2017-03-15
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes __   No X

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2016, the last business day of the Corporation’s most recently completed second fiscal quarter, was $428,876,938. This value was computed by reference to the price at which the stock was last sold on June 30, 2016 and excludes $18,108,259 representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, March 1, 2017
Common Stock, $.10 par value	23,901,419

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2017 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

The First of Long Island Corporation (“Registrant”), a one-bank holding company, was incorporated on February 7, 1984 for the purpose of providing financial services through its wholly-owned subsidiary, The First National Bank of Long Island. The consolidated entity is referred to as the "Corporation," and the Bank and its subsidiaries are collectively referred to as the "Bank."

The Bank was organized in 1927 as a national banking association under the laws of the United States of America. The Bank has two wholly owned subsidiaries: The First of Long Island Agency, Inc., a licensed insurance agency under the laws of the State of New York; and FNY Service Corp., an investment company. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust (“REIT”).

All of the financial operations of the Corporation are aggregated in one reportable operating segment. All revenues are attributed to and all long-lived assets are located in the United States.

The Bank’s revenues are derived principally from interest on loans and investment securities, service charges and fees on deposit accounts and income from investment management and trust services.

The Bank did not commence, abandon or significantly change any of its lines of business during 2016.

Markets Served and Products Offered

The Bank serves the financial needs of privately owned businesses, professionals, consumers, public bodies and other organizations primarily in Nassau and Suffolk Counties, Long Island, and the boroughs of New York City. The Bank’s head office is located in Glen Head, New York, and the Bank has thirty-four other full service branches, including a branch opened in February 2017, ten commercial banking offices and two select service banking centers. Included in these totals are three full service branches in Queens, one in Brooklyn and two commercial banking offices in Manhattan. The Bank continues to evaluate potential new branch sites on Long Island and in the boroughs of New York City.

The Bank’s loan portfolio is primarily comprised of loans to borrowers on Long Island and in the boroughs of New York City, and its real estate loans are principally secured by properties located in those areas. The Bank’s investment securities portfolio is comprised of direct obligations of the U.S. government and its agencies and highly rated obligations of states and political subdivisions. The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate and custody services.

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

●	Account Reconciliation Services	●	Mobile Banking
●	ACH Origination	●	Mobile Capture
●	ATM Banking and Deposit Automation	●	Mutual Funds, Annuities and Life Insurance
●	Bank by Mail	●	Night Depository Services
●	Bill Payment	●	Online Banking
●	Cash Management Services	●	Payroll Services
●	Collection Services	●	Personal Money Orders
●	Controlled Disbursement Accounts	●	Remote Deposit
●	Drive-Through Banking	●	Safe Deposit Boxes
●	Foreign Currency Sales and Purchases	●	Securities Transactions
●	Healthcare Remittance Automation	●	Signature Guarantee Services
●	Instant Issue Debit Cards	●	Telephone Banking
●	Investment Management and Trust Services	●	Travelers Checks
●	Lock Box Services	●	Wire Transfers - Domestic and International
●	Merchant Credit Card Services	●	Withholding Tax Depository Services

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

The Bank’s investment policy generally limits individual maturities to twenty years and average lives on collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities to ten years. At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds must be rated AA or better. In addition, management periodically reviews the creditworthiness of all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer is analyzed and action is taken if deemed appropriate.

At year-end 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2016, $458.6 million of the Corporation’s municipal securities were rated AA or better and $2.4 million were non-rated bonds issued by local municipalities. The Corporation’s pass-through mortgage securities portfolio at December 31, 2016 is comprised of $218.0 million and $147.6 million of securities issued by the Government National Mortgage Association (“GNMA”) and the Federal National Mortgage Association (“FNMA”), respectively. Each issuer’s pass-through mortgage securities are backed by residential mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities. All of the Corporation’s CMOs were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities. GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities. Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of FNMA, which is a U.S. government-sponsored agency, do not.

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

The Bank conducts its lending activities out of its main office in Glen Head, New York and its Suffolk County regional office in Hauppauge, New York. The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the boroughs of New York City. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity lines, commercial and industrial loans, small business credit scored loans, Small Business Administration (“SBA”) loans, construction and land development loans, consumer loans and commercial and standby letters of credit. The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, Federal Home Loan Bank of New York advance rates and the London Interbank Offered Rate (LIBOR).

Residential mortgage loans in excess of $1.0 million and other loans in excess of $750,000 generally require the approval of the Management Loan Committee. Loans in excess of $12.5 million require the additional approval of two non-management members of the Board Loan Committee, while those in excess of $17.5 million require the approval of a majority of the Board of Directors. If there has been no deterioration in risk rating, an existing credit facility over $15.0 million may be extended for twelve months or less with the approval of two non-management members of the Board Loan Committee.

Commercial and Industrial Loans. Commercial and industrial loans include, among other things, short-term business loans and lines of credit; term and installment loans; loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts or general business assets; small business credit scored loans; and equipment finance loans. The Bank makes commercial and industrial loans on a demand basis, short-term basis, or installment basis. Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle. Lines of credit are reaffirmed annually and generally require an annual cleanup period. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.

Small Business Credit Scored Loans. The Bank makes small business credit scored loans and issues VISA® credit cards to businesses that generally have annual sales at the time of application of less than $2 million. Most of these loans are in the form of revolving credit lines and, depending on the type of business, the maximum amount generally ranges from $100,000 to $500,000. Others are installment loans made to finance business automobiles, trucks and equipment and can be secured by the asset financed and/or deposit accounts with the Bank. Both installment loans and revolving credit commitments generally have maturities up to sixty months. Business profile reports are used in conjunction with credit reports and FICO (Fair Isaac Corporation) small business score cards for loan underwriting and decision making purposes. Credit and FICO small business risk scores enable the Bank to quickly and efficiently identify and approve loans to low-risk business applicants and decline loans to high-risk business applicants. There were $1.5 million of small business credit scored loans outstanding at December 31, 2016.  In addition, the Bank had commitments on small business credit scored revolving lines of credit of $34.5 million, of which $14.1 million were drawn and funded.

Real Estate Mortgage Loans and Home Equity Lines. The Bank makes residential and commercial mortgage loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. Commercial and residential mortgage loans are made with terms not in excess of thirty years and are generally maintained in the Bank’s portfolio. Many of the residential mortgage loans made by the Bank in recent years reprice in five, seven or ten years and then every year thereafter. Commercial mortgage loans generally reprice within five years and home equity lines generally mature within ten years. Depending on the type of property, the Bank will generally not lend more than 75% of appraised value on residential mortgage, home equity and commercial mortgage loans. The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

In processing requests for commercial mortgage loans, the Bank generally requires an environmental assessment to identify the possibility of environmental contamination. The extent of the assessment procedures varies from property to property and is based on factors such as the use and location of the subject property and whether or not the property has a suspected environmental risk based on current or past use.

Construction Loans. From time to time, the Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally eighteen months or less and advances are made as the construction progresses. The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. Variable rate construction and land development loans are included in Commercial Mortgages on the Consolidated Balance Sheet and amounted to $2.6 million at December 31, 2016.

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

Sources of Funds

The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations, borrowings and funds from the Dividend Reinvestment and Stock Purchase Plan. The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.

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

Employees

As of December 31, 2016, the Bank had 314 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

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

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are having an impact on the Corporation and the Bank. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to principal federal banking regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary federal regulator, although the CFPB has limited back-up authority to examine such institutions.

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

Payment of Dividends. The principal source of the Corporation’s liquidity is dividends from the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status and absent affirmative governmental approvals, during 2017 the Bank could declare dividends to the Corporation of approximately $46.5 million plus any 2017 net profits retained to the date of the dividend declaration.

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

Source of Strength Doctrine. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Corporation is expected to commit resources to support the Bank, including at times when the Corporation may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Requirements. As a bank holding company, the Corporation is subject to consolidated regulatory capital requirements administered by the Federal Reserve. The Bank is subject to similar capital requirements administered by the OCC.

On January 1, 2015, the Corporation and the Bank implemented the Basel III regulatory capital standards (“Basel III” or “final rule”) issued by the Federal Reserve Board and the OCC. Under the Basel III capital requirements, the Corporation and the Bank are required to maintain minimum ratios of capital to assets as follows: 4.00% for Tier 1 Capital to average assets, 4.50% for Common Equity Tier 1 Capital to risk weighted assets, 6.00% for Tier 1 Capital to risk weighted assets and 8.00% for Total Capital to risk weighted assets. Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital, risk weighted assets and average assets are defined in the Basel III rules. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements at December 31, 2016.

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

Prompt Corrective Action Regulations. The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the Federal banking agencies to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the prompt corrective action (“PCA”) regulations: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The PCA thresholds established by Basel III for each of the capital tiers is as follows:

Common Equity
	Total RBC	Tier 1 RBC	Tier 1 RBC	Leverage
	Measure (%)	Measure (%)	Measure (%)	Measure (%)

Well Capitalized	≥ 10	≥ 8	≥ 6.5	≥ 5
Adequately Capitalized	≥ 8	≥ 6	≥ 4.5	≥ 4
Undercapitalized	< 8	< 6	< 4.5	< 4
Significantly Undercapitalized	< 6	< 4	< 3	< 3
Critically Undercapitalized	Tangible equity to total assets ≤ 2

The Bank was well capitalized under the Basel III PCA thresholds at December 31, 2016.

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

Community Reinvestment Act and Fair Lending Laws. The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of proposed acquisition transactions. The Bank received a “Satisfactory” CRA rating on its most recent Federal examination. The Bank and the Corporation are firmly committed to the practice of fair lending and maintaining strict adherence to all federal and state fair lending laws which prohibit discriminatory lending practices.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB plus 0.15% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations. At December 31, 2016, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Anti-Money Laundering and the USA PATRIOT Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. The Bank and the Corporation are firmly committed to maintaining strong policies, procedures and controls to ensure compliance with anti-money laundering laws and regulations and to combat money laundering and terrorist financing.

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

Availability of Reports

The Bank maintains a website at www.fnbli.com. The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Bank’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports go to the homepage of the Bank’s website and click on “Investor Relations,” then click on “SEC Filings,” and then click on “Corporate SEC Filings.” This will bring you to a listing of the Corporation’s reports maintained on the SEC’s EDGAR website. You can then click on any report to view its contents.

You may also read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

The Corporation is exposed to a variety of risks, some of which are inherent in the banking business. The more significant of these are addressed by the Corporation’s written policies and procedures. While management is responsible for identifying, assessing and managing risk, the Board of Directors is responsible for risk oversight. The Board fulfills its risk oversight responsibilities largely through its committees. The risks faced by the Corporation include, among others, credit risk, allowance for loan loss risk, interest rate risk, liquidity risk, market risk for its common stock, economic conditions risk, operational risk, technology and cybersecurity risk, key personnel risk, regulatory and legislative risk, income tax risk, external events risk and competitive risk. Additional risks and uncertainties not currently known to the Corporation, or that the Corporation currently deems to be immaterial, could also have a material impact on the Corporation’s business, financial condition, or results of operations.

Credit Risk

For investment securities, loans and bank-owned life insurance, there is always the risk that the Bank will be unable to realize their full carrying value. Credit risk in the Bank’s securities and bank-owned life insurance portfolios has been addressed by adopting board committee approved investment and bank-owned life insurance policies that, among other things, limit terms, types and amounts of holdings and specify minimum required credit ratings. Allowable investments include direct obligations of the U.S. government and its agencies, highly rated obligations of states and political subdivisions, highly rated corporate obligations and bank-owned life insurance policies issued by highly rated insurance carriers. At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds must be rated AA or better. Bank-owned life insurance may only be purchased from insurance carriers rated A or better. For carriers rated AA or better, cash surrender value is limited to 15% of Tier 1 Capital, and for those carriers rated below AA, the limitation is 10% of Tier 1 Capital. The cash surrender value of policies with all carriers, plus corporate bond holdings of such carriers, cannot exceed 25% of Tier 1 Capital. Management periodically reviews the creditworthiness of all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies, and all bank-owned life insurance carriers. Any significant deterioration in the creditworthiness of an issuer or carrier will be analyzed and action taken if deemed appropriate.

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

The credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national economic conditions and environmental contamination. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2016, multifamily loans amounted to approximately $610 million and comprised approximately 56% of the Bank’s total commercial mortgage portfolio and approximately 25% of the Bank’s total loans secured by real estate. The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled. Such cash flows are dependent on the strength of the local economy.

Although the economy has improved, national and local economic conditions remain suboptimal. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through its collection efforts. Environmental impairment of properties securing mortgage loans is also a risk. However, at the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Allowance for Loan Loss Risk

The Bank maintains an allowance for loan losses in an amount believed to be adequate to absorb probable incurred losses in its loan portfolio. The maintenance of the allowance for loan losses is governed by a board committee approved allowance for loan and lease losses policy. In arriving at the allowance for loan losses, an impairment analysis is performed on each loan where it is probable that the borrower will not be able to make all required principal and interest payments according to contractual terms. In addition, incurred losses for all other loans in the Bank’s portfolio are determined on a pooled basis taking into account, among other things, historical loss experience, delinquencies, economic conditions, trends in nature and volume of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings. Because estimating the allowance for loan losses is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture probable incurred losses in the loan portfolio. The Bank’s allowance may need to be increased based on, among other things, additional information that comes to light after the estimate is made, changes in circumstances or a recommendation by bank regulators based on their review of the Bank’s loan portfolio.  The impact of one or more of these factors on the Bank’s allowance could result in the need for a significant increase in the Bank’s provision for loan losses and have a material adverse impact on the Bank’s financial condition and results of operations.

In addition, the Financial Accounting Standards Board has adopted a new accounting standard, ASU 2016-13, that will be effective for reporting periods beginning after December 15, 2019.  This new standard changes the accounting methodology used to determine the allowance for loan losses from an incurred loss model to a current expected credit loss model, or CECL. The CECL model will require the Bank to maintain at each periodic reporting date an allowance for loan losses in an amount that is equal to its estimate of expected lifetime credit losses on the loans in its portfolio. Utilization of the CECL model may require the Bank to increase its allowance for loan losses and will increase the types and amount of data the Bank will need to collect and consider in determining an appropriate level for its allowance for loan losses.

Interest Rate Risk

The Bank’s results of operations are subject to risk resulting from interest rate fluctuations and having assets and liabilities that have different maturity, repricing and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's net interest income and/or economic value of equity (“EVE”) will change when interest rates change. The Bank has addressed interest rate risk by adopting a board committee approved interest rate risk policy which sets forth quantitative risk limits and calls for monitoring and controlling interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional repricing gap analysis. Management utilizes a consultant with expertise in bank asset liability management to aid them in these efforts.

A sustained period of low interest rates could adversely affect the Bank’s earnings. When interest rates are low, as they currently are, borrowers tend to refinance higher rate loans at lower rates and prepayments on mortgages and mortgage-backed securities are elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those on the prepaid loans or investment securities. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates may adjust to lower rates at their reset dates. The positive impact of lower interest rates on the Bank’s cost of funds is currently constrained because many of the Bank’s deposit products are at historically low rates with little if any room for further reductions, and because the Bank funds a significant portion of its average interest-earning assets with noninterest bearing checking deposits and capital.

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

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the FHLB of New York, and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.

Market Risk for the Corporation’s Common Stock

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2016, the average market capitalization of companies in the Russell 2000 Index was $1.7 billion, the median market capitalization was $692 million, the capitalization of the largest company in the index was $2.9 billion and the capitalization of the smallest company in the index was $133 million. The Corporation’s market capitalization on December 31, 2016 was approximately $677 million. The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Economic Conditions Risk

Although the economy has improved, national and local economic conditions remain suboptimal. This poses risks to both the Corporation’s business and the banking industry as a whole. Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; volatile equity markets; and higher cost to attract capital to support growth.

In addition to the significant risks posed by economic conditions, the Corporation could experience deposit outflows as national and local economic conditions improve and investors pursue alternative investment opportunities.

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

Technology and Cybersecurity Risk

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

The Bank has established board committee approved policies to prevent or limit the impact of systems failures, interruptions and security breaches and relies on commonly used security and processing systems to provide the security and authentication necessary for the processing of data. The Bank makes use of logon and user access controls, multifactor and out of band authentication, transaction limits, firewalls, antivirus software, intrusion protection monitoring, vulnerability scans and independent penetration testing. The Bank also ensures employee awareness of cybersecurity trends. System failures or interruptions are addressed in the Bank’s emergency and disaster recovery policy and its incident response and business continuity plans. In addition, for TPSPs of data processing and other significant services, the Bank obtains and reviews audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

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

Key Personnel Risk

The Corporation’s future success depends in part on the continued service of its executive officers and other key members of management and its staff, as well as its ability to continue to attract, motivate and retain additional highly qualified employees. The loss of services of key personnel and our inability to timely recruit or promote qualified replacements could have an adverse effect on the Bank’s business, operating results and financial condition. Their skills, knowledge of the Bank’s market and years of industry experience may be difficult to replace.

Regulatory and Legislative Risk

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the Federal Reserve Board, OCC and FDIC, which also insures the Bank’s deposits. Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of depositors. Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business, including investment practices, lending practices, deposit offerings and capital levels. The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on bank operations and expansion plans, imposing deposit insurance premiums and other assessments, setting required levels for the allowance for loan losses, capital and liquidity, and imposing restrictions on the ability to pay cash dividends and other capital distributions to stockholders. Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations. The Corporation manages the risk of noncompliance with laws and regulations by having board committee approved compliance policies, hiring and retaining employees with the experience and skills necessary to address compliance on an ongoing basis, and consulting, when necessary with legal counsel and other outside experts on compliance matters.

Income Tax Risk

The Corporation is subject to income tax under Federal, New York State, New Jersey, Connecticut and New York City laws and regulations. Changes in such laws and regulations, including laws and regulations associated with having a captive REIT, could increase the Corporation’s tax burden and such increase could have a material negative impact on its results of operations.

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

As of December 31, 2016, the Bank owns 22 buildings and leases 33 other facilities, all of which are in Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens, Brooklyn and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2016, there were 702 stockholders of record of the Corporation’s Common Stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. The following table sets forth high and low sales prices and dividends declared, by quarter, for the years ended December 31, 2016 and 2015, adjusted to reflect the 2016 stock split.

	2016			2015
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared

First	$20.33	$17.43	$.13	$18.91	$15.50	$.13
Second	21.29	18.06	.13	19.29	15.99	.13
Third	22.35	18.68	.14	19.16	15.21	.13
Fourth	29.67	20.99	.14	21.28	17.36	.13

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark and NASDAQ U.S. Benchmark Banks Indexes over a 5-year measurement period assuming $100 invested on January 1, 2012, and dividends reinvested in the Corporation’s stock.

Issuer Purchase of Equity Securities

The Corporation did not repurchase any shares of its own common stock in the fourth quarter of 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years, adjusted as appropriate to reflect the Corporation’s stock splits. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest Income	$104,123	$92,135	$81,976	$74,851	$76,229
Interest Expense	18,002	16,529	15,048	12,364	16,127
Net Interest Income	86,121	75,606	66,928	62,487	60,102
Provision for Loan Losses	3,480	4,317	3,189	2,997	3,628
Net Income	30,880	25,890	23,014	21,300	20,393
PER SHARE DATA:
Basic Earnings	$1.35	$1.23	$1.11	$1.04	$1.02
Diluted Earnings	1.34	1.22	1.10	1.03	1.01
Cash Dividends Declared	.55	.52	.48	.45	.43
Dividend Payout Ratio	41.04%	42.62%	43.64%	43.69%	42.57%
Book Value	$12.90	$11.85	$11.20	$10.04	$10.14
Tangible Book Value	12.90	11.84	11.19	10.03	10.13
BALANCE SHEET DATA AT YEAR END:
Total Assets	$3,510,320	$3,130,343	$2,721,494	$2,399,892	$2,108,290
Loans	2,545,421	2,248,183	1,804,819	1,477,937	1,147,384
Allowance for Loan Losses	30,057	27,256	23,221	20,848	18,624
Deposits	2,608,717	2,284,675	1,985,025	1,782,128	1,633,076
Borrowed Funds	586,224	577,214	481,486	395,463	248,634
Stockholders' Equity	305,830	250,936	233,303	206,556	205,370
AVERAGE BALANCE SHEET DATA:
Total Assets	$3,329,308	$2,897,548	$2,515,103	$2,240,139	$2,057,608
Loans	2,364,187	1,990,823	1,584,198	1,286,227	1,073,046
Allowance for Loan Losses	28,238	24,531	21,554	19,847	18,098
Deposits	2,590,988	2,215,883	1,922,172	1,747,888	1,578,233
Borrowed Funds	432,554	419,372	347,946	272,737	257,392
Stockholders' Equity	290,806	243,330	224,585	203,125	200,137
FINANCIAL RATIOS:
Return on Average Assets (ROA)	.93%	.89%	.92%	.95%	.99%
Return on Average Stockholders' Equity (ROE)	10.62%	10.64%	10.25%	10.49%	10.19%
Average Equity to Average Assets	8.73%	8.40%	8.93%	9.07%	9.73%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – 2016 Versus 2015

Analysis of 2016 Earnings. Net income and earnings per share for 2016 were $30.9 million and $1.34, respectively, representing increases of 19.3% and 9.8%, respectively, over the comparable 2015 amounts. Dividends per share increased 5.8% from $.52 for 2015 to $.55 for 2016. Returns on average assets and average equity for 2016 were .93% and 10.62%, respectively, as compared to .89% and 10.64%, respectively, for 2015.

Net income for 2016 increased $5.0 million over 2015. The increase is primarily attributable to an increase in net interest income of $10.5 million, or 13.9%, and a decrease in the provision for loan losses of $837,000. The impact of these items was partially offset by increases in noninterest expense, before debt extinguishment costs, of $4.7 million and income tax expense of $1.6 million.

The increase in net interest income was primarily driven by growth in average interest-earning assets of $431.2 million, or 15.4%, partially offset by a seven basis point decline in net interest margin. Average interest-earning assets grew mostly because of increases in the average balances of loans of $373.4 million, or 18.8%, and securities of $45.6 million, or 5.7%. Although most of the loan growth occurred in mortgage loans, commercial and industrial loans also grew with an increase in average outstandings of $23.5 million, or 27.5%. The growth in loans and securities was primarily funded by growth in the average balances of noninterest-bearing checking deposits of $56.0 million, or 7.6%, interest-bearing deposits of $319.1 million, or 21.6%, and stockholders’ equity of $47.5 million, or 19.5%.

The decrease in the provision for loan losses for 2016 versus the prior year is largely due to lesser loan growth, a decline in historical loss rates and a lower increase in specific reserves. These items were partially offset by higher net chargeoffs in 2016.

The increase in noninterest expense, before debt extinguishment costs, of $4.7 million, or 10.4%, is largely attributable to increases in salaries, employee benefits expense, consulting expense, occupancy and equipment expense and computer and telecommunications expense. The increase in consulting expense includes a one-time charge of $800,000 in 2016 for advisory services rendered in renegotiating the Bank’s data processing contract. The Corporation expects that the cost savings negotiated by the consultant over the life of the contract will far exceed the one-time consulting charge.

In the fourth quarter of 2016, the Corporation adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” effective as of January 1, 2016. Adoption of the ASU increased 2016 net income through a credit to income tax expense in the amount of $385,000, or $.02 per share.

The increase in income tax expense is attributable to higher pre-tax earnings in 2016 as compared to the prior year, partially offset by the credit to income tax expense from the adoption of ASU 2016-09, additional New York State income tax benefits derived from the Corporation’s captive REIT and the inclusion of a one-time charge of $402,000 in 2015 caused by changes in New York City tax law.

Analysis of Fourth Quarter 2016 Earnings. Net income for the fourth quarter of 2016 was $7.5 million, an increase of $900,000, or 13.6%, over $6.6 million earned in the same quarter last year. Earnings per share was $.31 for the fourth quarter of 2016, unchanged from the fourth quarter of 2015. The increase in net income is primarily attributable to an increase in net interest income of $2.1 million, partially offset by increases in salaries of $133,000, occupancy and equipment expense of $182,000 and income tax expense of $414,000, and a partial writedown of $168,000 on the Bank’s investment in a trade association. The increases in net interest income, salaries and occupancy and equipment expense occurred for substantially the same reasons discussed with respect to the full year periods. Excluding the aforementioned one-time charge of $402,000, income tax expense also increased for the same reasons discussed with respect to the full year periods.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased three basis points from 1.21% at year-end 2015 to 1.18% at year-end 2016. The decrease is primarily due to improved economic conditions and a reduction in the historical loss component of the allowance for loan losses.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $2.6 million, or .10% of total loans outstanding, at December 31, 2016, compared to $1.4 million, or .06%, at December 31, 2015. Troubled debt restructurings amounted to $1.5 million, or .06% of total loans outstanding at December 31, 2016. Of the troubled debt restructurings, $757,000 are performing in accordance with their modified terms and $788,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Troubled debt restructurings declined $2.9 million during 2016 from $4.5 million at year-end 2015. The decrease is primarily attributable to the payoff of two loans to one borrower, partially offset by two loans that were restructured in troubled debt restructurings during the year. Loans past due 30 through 89 days amounted to $1.1 million, or .04% of total loans outstanding, at December 31, 2016, compared to $1.0 million, or .04%, at December 31, 2015.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 60% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives. Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system on Long Island and in the New York City boroughs of Queens and Brooklyn. With respect to loan growth, the Bank will continue to prudently manage concentration risk and further develop its broker and correspondent relationships. Small business credit scored loans, equipment finance loans and SBA loans, along with the Bank’s traditional commercial and industrial loan products, will be originated to diversify the Bank’s loan portfolio and help mitigate the impact of the low rate environment on the Bank’s earnings.

The Bank’s growing branch distribution system currently consists of 47 branches in Nassau and Suffolk Counties, Long Island and the boroughs of Queens, Brooklyn and Manhattan. The Bank expects to open two more branches in 2017 and continues to evaluate sites for further branch expansion. The two new branches will be in East Setauket, Long Island and Marine Park, Brooklyn. In addition to loan and deposit growth, management is also focused on growing noninterest income from existing and potential new sources, which may include the acquisition of fee-based businesses.

Challenges We Face. The federal funds target rate increased by 25 basis points in December 2016 and December 2015. Further increases could exert upward pressure on non-maturity deposit rates. Intermediate and long-term interest rates also increased during the fourth quarter of 2016. Nevertheless, they remain low and could move lower in the foreseeable future. This could cause investing and lending rates to be suboptimal. There is significant price competition for loans in the Bank’s marketplace and little room for the Bank to further reduce its deposit rates. These factors will make it difficult to improve net interest margin and could result in a decline in net interest margin from its current level and inhibit earnings growth for the foreseeable future.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. The new President has indicated that regulatory relief will be forthcoming, but the timing, magnitude and impact of any such relief is yet to be determined. In the current environment, banking regulators are increasingly concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels, cyber security and, as of late, predatory sales practices. Regulatory requirements and enhanced oversight are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

Overview – 2015 Versus 2014

Analysis of 2015 Earnings. Net income and earnings per share for 2015 were $25.9 million and $1.22, respectively, representing increases of 12.5% and 10.9%, respectively, over the comparable 2014 amounts. Dividends per share increased 8.3% from $.48 for 2014 to $.52 for 2015. Returns on average assets and average equity for 2015 were .89% and 10.64%, respectively, as compared to .92% and 10.25%, respectively, for 2014.

Net income for 2015 increased $2.9 million over 2014. The increase was attributable to increases in net interest income of $8.7 million, or 13.0%, and noninterest income, before securities gains, of $174,000, or 2.4%. The positive impact of these items on earnings was partially offset by an increase in noninterest expense, before debt extinguishment costs, of $3.6 million, or 8.5%, and increases in the provision for loan losses and income tax expense of $1.1 million and $1.4 million, respectively.

The increase in net interest income was driven by growth in average interest-earning assets of $365.6 million, or 15.0%, as partially offset by an eight basis point decline in net interest margin. The growth in average interest-earning assets was primarily comprised of growth in the average balances of loans of $406.6 million, or 25.7%, and nontaxable securities of $23.9 million, or 5.8%, partially offset by a decrease in the average balance of taxable securities of $68.8 million, or 16.2%. The growth in the average balance of loans included growth in commercial and industrial loans of $11.3 million, or 14.8%, a large portion of which resulted from the Bank’s small business credit scored loan initiative. The shift from taxable securities to better yielding loans and nontaxable securities partially mitigated the negative impact on net interest income of a low interest rate environment. The growth in loans and nontaxable securities, to the extent not funded by the decline in taxable securities, was funded by growth in the average balances of noninterest-bearing checking deposits of $99.0 million, or 15.5%, interest-bearing deposits of $194.7 million, or 15.1%, and long-term debt of $64.5 million, or 21.5%. The increase in long-term debt resulted from management’s desire to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings. Net interest margin declined from 3.04% in 2014 to 2.96% in 2015 as loans were repriced and cash flows were deployed in a low interest rate environment.

The $174,000 increase in noninterest income before securities gains was primarily attributable to real estate and sales tax refunds in 2015 and increases in merchant services income and cash value accretion on bank-owned life insurance. The impact of these items was partially offset by a decrease in service charges on deposit accounts and a net gain during 2014 on the sale of loans held-for-sale. The $3.6 million increase in noninterest expense before debt extinguishment costs was primarily attributable to increases in salaries and employee benefits expense, a growth-related increase in the combined amount of the Bank’s FDIC insurance expense and OCC assessment and a one-time charge resulting from the termination of certain network and communication-related contracts. The impact of these items was partially offset by a decrease in occupancy and equipment expense. The increase in income tax expense was attributable to an increase in pretax earnings and changes in New York City income tax law effective January 1, 2015, partially offset by changes in New York State tax law also effective January 1, 2015.

Analysis of Fourth Quarter 2015 Earnings. Net income for the fourth quarter of 2015 was $6.6 million, an increase of 21.2% over $5.5 million earned in the same quarter of 2014. Earnings per share was $.31 for the fourth quarter of 2015, an increase of 19.2% over $.26 for the same quarter of 2014. The increase in net income was primarily attributable to an increase in net interest income of $3.1 million, or 18.2%, net gains on sales of securities of $191,000 and a decrease in occupancy and equipment expense of $274,000. The positive impact on earnings of these items was partially offset by increases in salaries of $143,000, employee benefits expense of $395,000, other noninterest expense of $257,000, the provision for loan losses of $870,000 and income tax expense of $751,000. The increases in net interest income, salaries, employee benefits expense, other noninterest expense and income tax expense and the decrease in occupancy and equipment expense occurred for substantially the same reasons discussed with respect to the full year periods. The increase in the provision for loan losses was primarily attributable to the fact that the fourth quarter of 2014 included a decline in average annualized historical losses and an improvement in economic conditions.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased by eight basis points from 1.29% at year-end 2014 to 1.21% at December 31, 2015. The decrease was primarily due to improved economic conditions, partially offset by an increase in specific reserves on loans individually deemed to be impaired.

The credit quality of the Bank’s loan portfolio remained excellent at December 31, 2015. Nonaccrual loans, including loans held-for-sale, amounted to $1.4 million, or .06% of total loans outstanding, at December 31, 2015, compared to $1.7 million, or .09%, at December 31, 2014. The decrease in nonaccrual loans was primarily attributable to paydowns and loan sales. Troubled debt restructurings increased $2.5 million during 2015 to $4.5 million at year-end. Of this amount, $3.6 million were performing in accordance with their modified terms and $900,000 were nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $1.0 million, or .04% of total loans outstanding, at December 31, 2015, compared to $2.2 million, or .12%, at December 31, 2014. The increase in troubled debt restructurings during 2015 was attributed to one lending relationship.

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

	2016			2015			2014
	Average	Interest/	Average	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
	(dollars in thousands)
Assets:
Interest-bearing bank balances	$32,711	$168	.51%	$20,568	$52	.25%	$16,675	$36	.22%
Investment securities:
Taxable	374,199	7,813	2.09	355,177	7,939	2.24	423,929	9,323	2.20
Nontaxable (1)	465,457	21,056	4.52	438,835	20,902	4.76	414,972	20,628	4.97
Loans (1)	2,364,187	82,469	3.49	1,990,823	70,573	3.54	1,584,198	59,225	3.74
Total interest-earning assets	3,236,554	111,506	3.45	2,805,403	99,466	3.55	2,439,774	89,212	3.66
Allowance for loan losses	(28,238)			(24,531)			(21,554)
Net interest-earning assets	3,208,316			2,780,872			2,418,220
Cash and due from banks	30,450			28,665			26,608
Premises and equipment, net	31,597			29,011			26,429
Other assets	58,945			59,000			43,846
	$3,329,308			$2,897,548			$2,515,103
Liabilities and Stockholders' Equity:
Savings, NOW and money market deposits	$1,501,096	5,344	.36	$1,159,573	2,564	.22	$972,136	1,955	.20
Time deposits	298,194	5,107	1.71	320,626	5,987	1.87	313,318	6,171	1.97
Total interest-bearing deposits	1,799,290	10,451	.58	1,480,199	8,551	.58	1,285,454	8,126	.63
Short-term borrowings	57,395	296	.52	55,134	183	.33	48,220	148	.31
Long-term debt	375,159	7,255	1.93	364,238	7,795	2.14	299,726	6,774	2.26
Total interest-bearing liabilities	2,231,844	18,002	.81	1,899,571	16,529	.87	1,633,400	15,048	.92
Checking deposits	791,698			735,684			636,718
Other liabilities	14,960			18,963			20,400
	3,038,502			2,654,218			2,290,518
Stockholders' equity	290,806			243,330			224,585
	$3,329,308			$2,897,548			$2,515,103
Net interest income (1)		$93,504			$82,937			$74,164
Net interest spread (1)			2.64%			2.68%			2.74%
Net interest margin (1)			2.89%			2.96%			3.04%

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to Federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.54 for each period presented, using the statutory Federal income tax rate of 35%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	2016 versus 2015				2015 versus 2014
	Increase (decrease) due to changes in:				Increase (decrease) due to changes in:
			Rate/	Net			Rate/	Net
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-bearing bank balances	$31	$54	$31	$116	$8	$6	$2	$16
Investment securities:
Taxable	425	(523)	(28)	(126)	(1,512)	153	(25)	(1,384)
Nontaxable	1,268	(1,050)	(64)	154	1,186	(863)	(49)	274
Loans	13,235	(1,128)	(211)	11,896	15,202	(3,067)	(787)	11,348
Total interest income	14,959	(2,647)	(272)	12,040	14,884	(3,771)	(859)	10,254

Interest Expense:
Savings, NOW & money market deposits	755	1,564	461	2,780	377	195	37	609
Time deposits	(419)	(495)	34	(880)	144	(320)	(8)	(184)
Short-term borrowings	7	102	4	113	21	12	2	35
Long-term debt	234	(751)	(23)	(540)	1,458	(360)	(77)	1,021
Total interest expense	577	420	476	1,473	2,000	(473)	(46)	1,481
Increase (decrease) in net interest income	$14,382	$(3,067)	$(748)	$10,567	$12,884	$(3,298)	$(813)	$8,773

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income – 2016 Versus 2015

Net interest income on a tax-equivalent basis was $93.5 million in 2016, an increase of $10.6 million, or 12.7%, from $82.9 million in 2015. The increase was primarily driven by growth in average interest-earning assets of $431.2 million, or 15.4%, partially offset by a seven basis point decline in net interest margin. Average interest-earning assets grew mostly because of increases in the average balances of loans of $373.4 million, or 18.8%, and securities of $45.6 million, or 5.7%. Although most of the loan growth occurred in mortgage loans, commercial and industrial loans also grew with an increase in average outstandings of $23.5 million, or 27.5%. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, the introduction of new loan products, advertising campaigns and broker and correspondent relationships for both residential and commercial mortgages.

The growth in loans and securities was primarily funded by growth in the average balances of noninterest-bearing checking deposits of $56.0 million, or 7.6%, interest-bearing deposits of $319.1 million, or 21.6%, and stockholders’ equity of $47.5 million, or 19.5%. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth. The increase in stockholders’ equity is mostly attributable to retained net income and the sale of common stock through an underwritten public offering completed in the second quarter of 2016.

The seven basis point decline in net interest margin was primarily a result of the low rate environment. In a low interest rate environment: (1) loans are sometimes originated and investments are sometimes made at yields lower than existing portfolio yields; (2) some loans prepay in full resulting in the immediate writeoff of deferred costs; (3) prepayment speeds on mortgage-backed securities can be elevated resulting in accelerated amortization of purchase premiums; (4) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is suppressed; and (5) the Bank’s ability to reduce deposit rates diminishes. The impact of these factors is partially offset in a low rate environment by increased prepayment activity accompanied by higher levels of prepayment penalty income. On a going forward basis, if available yields for loans and securities, prepayment penalties and the cost of deposits and borrowings remain at current levels, net interest margin is not expected to meaningfully decline. This expectation is based on the fact that significant portions of the Bank’s mortgage loan and securities portfolios were originated or purchased in a low rate environment at yields similar to those currently available.

Net Interest Income – 2015 Versus 2014

Net interest income on a tax-equivalent basis was $82.9 million in 2015, an increase of $8.8 million, or 11.8%, from $74.2 million in 2014. The increase resulted from an increase in average interest-earning assets of $365.6 million, or 15.0%, as partially offset by an eight basis point decline in net interest margin.

The increase in average interest-earning assets was primarily attributable to growth in the average balances of loans of $406.6 million, or 25.7%, and nontaxable securities of $23.9 million, or 5.8%, partially offset by a decrease in the average balance of taxable securities of $68.8 million, or 16.2%. The growth in the average balance of loans included growth in commercial and industrial loans of $11.3 million, or 14.8%, a large portion of which resulted from the Bank’s small business credit scored loan initiative. The growth in loans and nontaxable securities of $406.6 million and $23.9 million, respectively, to the extent not funded by the decline in taxable securities of $68.8 million, was funded by growth in the average balances of noninterest-bearing checking deposits of $99.0 million, or 15.5%, interest-bearing deposits of $194.7 million, or 15.1%, and long-term debt of $64.5 million, or 21.5%.

Intermediate and long-term interest rates remained low and volatile in 2015. Because loans repriced and cash flows were deployed in a low interest rate environment, net interest margin declined from 3.04% in 2014 to 2.96% in 2015. The decline in net interest margin explains why strong growth in the average balance of loans of 25.7% was accompanied by lesser growth of 11.8% in net interest income.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities gains increased $77,000, or 1.0%, when comparing 2016 to 2015. The increase is primarily attributable to proceeds of bank-owned life insurance that exceeded the cash surrender value by $106,000, and increases of $89,000 in service charges on deposit accounts, $76,000 in income from the sale of mutual funds and annuities and $52,000 in cash value accretion on bank-owned life insurance. These increases were partially offset by a $160,000 decrease in real estate tax refunds and a $91,000 sales tax refund in 2015.

Noninterest income before securities gains increased $174,000, or 2.4%, when comparing 2015 to 2014. The increase was primarily attributable to real estate and sales tax refunds of $204,000 and $91,000, respectively, an increase in cash value accretion on bank-owned life insurance of $359,000 and an increase in merchant services income of $76,000. The positive impact of these items was partially offset by a decrease in service charges on deposit accounts of $397,000 resulting largely from a decrease in deposit account overdraft activity in 2015 and a net gain of $165,000 during 2014 on the sale of loans held-for-sale. Cash value accretion increased primarily because of a fourth quarter 2014 purchase of bank-owned life insurance with an initial cash value of $16.9 million. The increase in noninterest income also resulted from debit cards and ATM banking, which produced income of $626,000 in 2015 compared to $583,000 in 2014.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense before debt extinguishment costs increased $4.7 million, or 10.4%, when comparing 2016 to 2015. The increase is largely attributable to increases in salaries of $1.4 million, or 6.9%, employee benefits expense of $868,000, or 14.4%, consulting expense of $761,000, occupancy and equipment expense of $466,000, computer and telecommunications expense of $419,000, marketing expense of $175,000 and a partial writedown of $168,000 on the Bank’s investment in a trade association. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense includes a $464,000 increase in group health insurance expense resulting from increases in staff count and the rates being charged by insurance carriers. Employee benefits expense also increased because pension expense was a credit of $489,000 in 2015 versus a charge of $17,000 in 2016. Pension expense increased largely because of an increase in the number of plan participants, a market driven increase in interest on the benefit obligation and the amortization of actuarial losses resulting from, among other things, the return on plan assets falling short of expectation in 2015. The increase in consulting expense is primarily attributable to a one-time charge of $800,000 in the second quarter of 2016 for advisory services rendered in renegotiating the Bank’s data processing contract. The Corporation expects that, based on current transaction volumes, the negotiated cost savings will amount to approximately $4.5 to $5.0 million over the seven-year term of the contract. This savings will help to slow the future growth in total operating expenses. The increase in occupancy and equipment expense includes the operating costs of new branches and a growth-related increase in depreciation on the Bank’s facilities and equipment. The increase in computer and telecommunications expense is mainly attributable to a growth-related increase in telecommunications capacity and one-time expenses of approximately $126,000 in the second quarter of 2016. The Bank’s ongoing investment in and spending on technology and telecommunications-related projects should result in continued enhancement of operating efficiency, business continuity controls and cyber security.

Effective July 1, 2016, the FDIC reduced the assessment rate charged to certain depository institutions, including the Bank, for FDIC insurance coverage. The reduction in the assessment rate lowered the Bank’s FDIC insurance cost by approximately $150,000 per quarter commencing in the second half of 2016. The savings resulting from the lower assessment rate is expected to be offset over time by growth-related increases in the assessment base, which is equal to quarterly average total assets less average capital.

Noninterest expense before debt extinguishment costs increased $3.6 million, or 8.5%, when comparing 2015 to 2014. The increase was primarily comprised of an increase in salaries of $1.8 million, or 9.5%, an increase in employee benefits expense of $1.2 million, or 24.6%, a growth-related increase in the combined amount of FDIC insurance expense and the Bank’s OCC assessment of $250,000 and a one-time charge of $77,000 resulting from the termination of certain network and communication-related contracts. The impact of these items was partially offset by a decrease in occupancy and equipment expense of $82,000. The increase in salaries was primarily due to new branch openings, additions to staff in the back office and normal annual salary adjustments, partially offset by lower stock-based compensation expense. The decrease in stock-based compensation expense was mainly attributable to the immediate vesting of stock awards granted in the fourth quarter of 2014 with a value of $358,000. The increase in employee benefits expense was largely due to an increase in incentive compensation cost, an increase in payroll tax expense resulting from additions to staff, an increase in group health insurance expense resulting from increases in staff count and the rates being paid for group health insurance and an increase in supplemental executive retirement expense. The decrease in occupancy and equipment expense was primarily attributable to a $453,000 decrease in maintenance and repairs expense, mostly offset by increases in rent, real estate taxes and depreciation of newly-opened branches and expanded back-office space.

Implementation of ASU 2016-09

In the fourth quarter of 2016, the Corporation adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” effective January 1, 2016. Adoption of the ASU increased 2016 net income through a credit to income tax expense in the amount of $385,000, or $.02 per share. The January 1, 2016 adoption of the ASU increased (decreased) quarterly net income for the first through the fourth quarters of 2016 by $205,000, $109,000, ($13,000) and $84,000, respectively.

Income Taxes

Income tax expense as a percentage of pre-tax book income (“effective tax rate”) was 22.7%, 22.4% and 20.9% in 2016, 2015 and 2014, respectively. Among other things, the Corporation’s effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of bank-owned life insurance and maintenance of a captive REIT.

2016 Versus 2015.  The Corporation’s effective tax rate increased from 22.4% in 2015 to 22.7% in 2016.  The increase is primarily attributable to a decline in the percentage of pre-tax book income represented by income on tax-exempt securities, loans and bank-owned life insurance, partially offset by additional funding of the Corporation’s captive REIT and the $385,000 credit to income tax expense from the adoption in 2016 of ASU 2016-09.  Tax-exempt income as a percentage of pre-tax book income declined from 43.4% in 2015 to 36.7% in 2016 increasing the effective tax rate by 2.2%.  Additional funding of the Corporation’s captive REIT and the adoption of ASU 2016-09 reduced the effective tax rate by 1.2% and .7%, respectively.

2015 Versus 2014. The Corporation’s effective tax rate increased from 20.9% in 2014 to 22.4% in 2015. As discussed hereinafter, this primarily resulted from the combined impact of changes in New York State and New York City income tax laws, a reduction in tax-exempt income as a percentage of pre-tax book income and the progressive nature of the corporate federal income tax.

Effective January 1, 2015, both New York State and New York City substantially revised their income tax law. The New York State banking corporation franchise tax under Article 32 was repealed and banks became subject to a general corporation franchise tax under a substantially revised Article 9A. New York City made conforming changes to their tax law and replaced the bank franchise tax with a new corporate tax contained in subchapter 3-A of chapter 6 of title 11 of New York City’s administrative code.

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

Financial Condition

Total assets were $3.5 billion at December 31, 2016, an increase of $380.0 million, or 12.1%, from the previous year-end. The increase was primarily attributable to growth in loans of $297.2 million, or 13.2%, and in available-for-sale securities of $77.6 million, or 10.5%. The growth in loans and securities helped to offset the negative impact of the low interest rate environment on net interest income.

Asset growth during 2016 was largely funded by growth in deposits and stockholders’ equity. Total deposits grew $324.0 million, or 14.2%, to $2.6 billion at December 31, 2016. The growth in deposits is due to increases in savings, NOW and money market deposits of $323.8 million, or 27.1%, and noninterest-bearing checking deposits of $30.3 million, or 3.9%, partially offset by a decrease in time deposits of $30.1 million, or 9.7%.

Investment Securities. The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2016, 2015 and 2014.

	2016	2015	2014
		(in thousands)
Held-to-Maturity Securities:
State and municipals	$10,419	$12,922	$19,836
Pass-through mortgage securities	361	576	856
Collateralized mortgage obligations	607	873	1,141
	$11,387	$14,371	$21,833
Available-for-Sale Securities:
State and municipals	$450,660	$435,693	$411,797
Pass-through mortgage securities	185,809	147,265	131,181
Collateralized mortgage obligations	178,830	154,742	231,167
	$815,299	$737,700	$774,145

The following table presents the maturities and weighted average yields of the Bank’s investment securities at December 31, 2016.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-Maturity Securities:
State and municipals (2)	$4,799	5.22%	$4,732	6.43%	$888	6.26%	$-	-%
Pass-through mortgage securities	-	-	-	-	103	9.72	258	5.14
Collateralized mortgage obligations	-	-	-	-	-	-	607	8.03
	$4,799	5.22%	$4,732	6.43%	$991	6.62%	$865	7.17%

Available-for-Sale Securities: (3)
State and municipals (2)	$17,046	5.62%	$77,243	4.87%	$170,386	4.11%	$185,985	4.84%
Pass-through mortgage securities	-	-	-	-	45,469	1.54	140,340	1.83
Collateralized mortgage obligations	-	-	-	-	8,776	2.76	170,054	2.09
	$17,046	5.62%	$77,243	4.87%	$224,631	3.54%	$496,379	3.05%

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

During 2016, the Bank received cash dividends totaling $1.1 million on its FRB and FHLB stock, representing an average yield of 4.60%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Commercial and industrial	$126,038	$93,056	$77,140	$71,818	$54,339
Commercial mortgages (1):
Multifamily	610,385	572,322	529,093	469,486	278,503
Other	371,142	348,909	222,537	162,874	141,986
Owner-occupied	103,671	115,100	107,345	83,651	83,879
Residential mortgages:
Closed end	1,238,431	1,025,215	779,994	605,343	502,367
Revolving home equity	86,461	87,848	83,109	77,581	81,975
Consumer and other	9,293	5,733	5,601	7,184	4,335
	2,545,421	2,248,183	1,804,819	1,477,937	1,147,384
Allowance for loan losses	(30,057)	(27,256)	(23,221)	(20,848)	(18,624)
	$2,515,364	$2,220,927	$1,781,598	$1,457,089	$1,128,760

(1) Certain loans were reclassified within the various classes of the commercial mortgages segment into multifamily at December 31, 2016.

Maturity and rate information for commercial and industrial loans outstanding at December 31, 2016 is set forth below.

	Maturity
		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Commercial and industrial loans:
Fixed rate	$604	$20,854	$8,920	$30,378
Variable rate	49,561	35,121	10,978	95,660
	$50,165	$55,975	$19,898	$126,038

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

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonaccrual loans (includes loans held-for-sale):
Troubled debt restructurings	$788	$900	$1,280	$2,548	$2,430
Other	1,770	535	424	1,948	1,668
Total nonaccrual loans	2,558	1,435	1,704	4,496	4,098
Loans past due 90 days or more and still accruing	621	-	-	-	-
Other real estate owned	-	-	-	-	-
Total nonperforming assets	3,179	1,435	1,704	4,496	4,098
Troubled debt restructurings - performing	757	3,581	704	541	1,953
Total risk elements	$3,936	$5,016	$2,408	$5,037	$6,051

Nonaccrual loans as a percentage of total loans	.10%	.06%	.09%	.30%	.36%
Nonperforming assets as a percentage of total loans and other real estate owned	.12%	.06%	.09%	.30%	.36%
Risk elements as a percentage of total loans and other real estate owned	.15%	.22%	.13%	.34%	.53%

The loans in the preceding table that are past due 90 days or more and still accruing are well secured and in the process of collection.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Gross interest income on nonaccrual loans and troubled debt restructurings:
Amount that would have been recorded during the year under original terms	$153	$276	$127	$311	$365
Actual amount recorded during the year	82	171	33	60	134

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

	December 31, 2016
	Internally Assigned Risk Rating
	Pass				Special
	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$1,993	$3,733	$119,371	$810	$-	$131	$-	$126,038
Commercial mortgages:
Multifamily	-	44,513	558,590	-	7,282	-	-	610,385
Other	-	12,770	356,970	1,402	-	-	-	371,142
Owner-occupied	621	2,408	99,696	389	-	557	-	103,671
	$2,614	$63,424	$1,134,627	$2,601	$7,282	$688	$-	$1,211,236

	December 31, 2015
Commercial and industrial	$1,882	$1,085	$88,983	$1,106	$-	$-	$-	$93,056
Commercial mortgages:
Multifamily	-	42,432	525,035	-	4,855	-	-	572,322
Other	-	7,576	338,843	900	-	1,590	-	348,909
Owner-occupied	622	2,060	107,959	3,865	-	594	-	115,100
	$2,504	$53,153	$1,060,820	$5,871	$4,855	$2,184	$-	$1,129,387

Risk ratings of the Corporation’s residential mortgage loans, home equity lines and other consumer loans are set forth in the tables below. Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

	December 31, 2016
	Internally Assigned Risk Rating
	Pass				Special
	1	2	3	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$1,170,479	$50,978	$14,695	$982	$441	$856	$-	$1,238,431
Revolving home equity	81,791	1,121	1,277	-	501	1,771	-	86,461
Consumer and other	8,476	47	91	-	-	-	-	8,614
	$1,260,746	$52,146	$16,063	$982	$942	$2,627	$-	$1,333,506

	December 31, 2015
Residential mortgages:
Closed end	$955,740	$49,719	$14,934	$1,025	$-	$3,797	$-	$1,025,215
Revolving home equity	76,820	5,861	4,645	-	-	522	-	87,848
Consumer and other	4,751	680	12	-	-	-	-	5,443
	$1,037,311	$56,260	$19,591	$1,025	$-	$4,319	$-	$1,118,506

Deposit account overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the above tables.

Allowance and Provision for Loan Losses. The allowance for loan losses increased by $2.8 million during 2016, amounting to $30.1 million, or 1.18% of total loans, at December 31, 2016, as compared to $27.3 million, or 1.21% of total loans, at December 31, 2015. The decrease of three basis points in the reserve coverage ratio is primarily due to a continued improvement in economic conditions and a reduction in the historical loss component of the allowance for loan losses.

During 2016, the Bank had loan chargeoffs and recoveries of $709,000 and $30,000, respectively, and recorded a $3.5 million provision for loan losses. The $3.5 million provision for loan losses for 2016 was primarily attributable to loan growth and net chargeoffs, partially offset by a decrease in historical loss rates. The $4.3 million provision for loan losses for 2015 was primarily attributable to loan growth, $282,000 of net chargeoffs and a $368,000 increase in specific reserves on loans individually deemed to be impaired, partially offset by improved economic conditions.

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

The following table sets forth changes in the Bank’s allowance for loan losses.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Balance, beginning of year	$27,256	$23,221	$20,848	$18,624	$16,572
Loans charged off:
Commercial and industrial	445	166	96	-	5
Commercial mortgages:
Multifamily	-	91	-	-	501
Other	-	1	37	-	-
Owner-occupied	-	-	400	-	-
Residential mortgages:
Closed end	259	7	121	914	659
Revolving home equity	-	67	173	-	450
Consumer and other	5	37	7	18	4
	709	369	834	932	1,619
Recoveries of loans charged off:
Commercial and industrial	4	7	2	19	4
Commercial mortgages:
Multifamily	-	27	-	-	4
Other	-	39	-	113	19
Residential mortgages:
Closed end	9	9	3	13	10
Revolving home equity	12	5	4	-	-
Consumer and other	5	-	9	14	6
	30	87	18	159	43
Net chargeoffs	679	282	816	773	1,576
Provision for loan losses	3,480	4,317	3,189	2,997	3,628
Balance, end of year	$30,057	$27,256	$23,221	$20,848	$18,624
Ratio of net chargeoffs to average loans outstanding	.03%	.01%	.05%	.06%	.15%

The following table sets forth the allocation of the Bank’s total allowance for loan losses by loan type.

	December 31,
	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial and industrial	$1,408	4.9%	$928	4.1%	$838	4.3%	$808	4.9%	$834	4.7%
Commercial mortgages:
Multifamily	6,119	24.0	6,858	25.5	7,207	29.3	7,348	31.8	5,342	24.3
Other	4,296	14.6	3,674	15.5	2,340	12.3	1,501	11.0	1,978	12.4
Owner-occupied	959	4.1	1,047	5.1	1,023	6.0	1,191	5.7	1,163	7.3
Residential mortgages:
Closed end	15,740	48.6	13,639	45.6	10,599	43.2	8,607	40.9	7,729	43.8
Revolving home equity	1,401	3.4	1,016	3.9	1,121	4.6	1,240	5.2	1,453	7.1
Consumer and other	134	.4	94	.3	93	.3	153	.5	125	.4
	$30,057	100.0%	$27,256	100.0%	$23,221	100.0%	$20,848	100.0%	$18,624	100.0%

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at December 31, 2016. Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits grew $324.0 million, or 14.2%, to $2.6 billion at December 31, 2016. The increase was attributable to growth in savings, NOW and money market deposits of $323.8 million, or 27.1%, and noninterest-bearing checking deposits of $30.3 million, or 3.9%, partially offset by a decrease in time deposits of $30.1 million, or 9.7%. The largest segment of the deposit base is savings, NOW and money market deposits, which represent 58.3% of total deposits at December 31, 2016.

The remaining maturities of the Bank’s time deposits at December 31, 2016 can be found in “Note E – Deposits” to the Corporation’s December 31, 2016 consolidated financial statements.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements. Total borrowings increased $9.0 million during 2016 to $586.2 million at year-end. The increase is due to an increase in long-term debt of $13.5 million, partially offset by a decrease in short-term borrowings of $4.5 million. The increase in long-term debt includes new fixed rate long-term FHLB borrowings of $43.5 million, partially offset by the prepayment of borrowings under repurchase agreements of $30.0 million in the 2016 deleveraging transaction discussed below.

Deleveraging Transactions. In the second quarter of 2016, the Bank completed a deleveraging transaction. The primary purpose of the transaction was to eliminate inefficient leverage and thereby provide capital to accommodate growth. The transaction involved the sale of $40.3 million of mortgage-backed securities at a gain of $1.8 million and utilization of most of the resulting proceeds to prepay $30.0 million of long-term debt at a cost of $1.8 million. The Bank completed a similar deleveraging transaction in the second quarter of 2015. The 2015 transaction involved the sale of $61.8 million of mortgage-backed securities at a gain of $995,000 and utilization of the resulting proceeds to prepay $63.5 million of long-term debt at a cost of $1.1 million.

Capital. Stockholders’ equity totaled $305.8 million at December 31, 2016, an increase of $54.9 million from $250.9 million at December 31, 2015. The most significant reason for the increase was the sale of 1,300,000 shares of common stock (1,950,000 shares post-split) through an underwritten public offering at a price of $29.00 per share ($19.33 per share post-split). The capital raised in the offering amounted to $35.3 million, net of $2.4 million of issuance costs, and is being used to support continued growth. The other primary reasons for the increase in stockholders’ equity were net income of $30.9 million and the issuance of shares under the Corporation’s stock-based compensation and dividend reinvestment and stock purchase plans of $9.3 million, partially offset by cash dividends declared of $12.6 million and a decrease in the after-tax amount of unrealized gains on available-for-sale securities of $10.0 million.

During 2016, the Corporation’s Board of Directors increased the amount of stock that an individual can purchase on a quarterly basis under the stock purchase component of the Dividend Reinvestment and Stock Purchase Plan from $20,000 to $50,000. This change is providing additional capital that is being used to accommodate balance sheet growth.

On October 27, 2016, the Corporation announced a 3-for-2 stock split. The stock split was effected through a 50% stock dividend. The additional shares issued as a result of the stock split were distributed on November 28, 2016 to shareholders of record on November 10, 2016.

The ratio of average stockholders’ equity to average total assets increased to 8.73% for 2016 from 8.40% for 2015. The increase occurred because the growth rate in average stockholders’ equity of 19.5% during 2016, primarily due to retained net income and the previously discussed capital raise, exceeded the 14.9% growth rate in average assets. The Corporation had returns on average equity of 10.62%, 10.64% and 10.25% and returns on average assets of .93%, .89% and .92%, for the years ended December 31, 2016, 2015 and 2014, respectively. Book value per share increased 8.9% during 2016 to $12.90 at December 31, 2016. Book value per share was $11.85 and $11.20 at December 31, 2015 and 2014, respectively.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Basel III regulatory capital ratios of the Corporation and the Bank as of December 31, 2016 are set forth in the table below. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of .625% applicable to the Bank for 2016, and the Bank was well capitalized under the PCA provisions at December 31, 2016.

	Corporation	Bank
Tier 1 leverage	8.89%	8.90%
Common Equity Tier 1 risk-based	14.70%	14.72%
Tier 1 risk-based	14.70%	14.72%
Total risk-based	15.95%	15.97%

Basel III Regulatory Capital Standards. On January 1, 2015, the Corporation and the Bank implemented the Basel III regulatory capital standards issued by the Federal Reserve Board and the OCC. Basel III implements for U.S. banks the regulatory capital reforms of the Basel Committee on Banking Supervision, revises PCA categories to incorporate the revised regulatory capital requirements and implements certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Basel III includes guidelines with respect to the calculation of risk weighted assets for both on and off-balance-sheet positions. For some asset and off-balance-sheet exposures, such as residential mortgage loans and long-term unfunded commitments, the final rule retains the capital requirements contained in the former regulatory capital rule. For other exposures, however, such as high volatility commercial real estate loans, as defined, loans that are more than 90 days past due or in nonaccrual status, unfunded loan commitments with an original maturity of one year or less and repurchase agreements, Basel III either increases the capital requirements or establishes new capital requirements that were not mandated in the former regulatory capital rule. The Corporation and the Bank made a one-time election upon implementation of the final rule to exclude accumulated other comprehensive income (“AOCI”) components from regulatory capital.

Implementation of the Basel III regulatory capital standards on January 1, 2015 did not have a material impact on the Corporation’s or the Bank’s regulatory capital position, lines of business or profitability.

Cash Flows and Liquidity

Cash Flows. During 2016, the Corporation’s cash and cash equivalent position decreased by $2.7 million, from $39.6 million at December 31, 2015 to $36.9 million at December 31, 2016. The decrease occurred primarily because cash used to originate loans, purchase investment securities, pay cash dividends and expand and improve physical facilities exceeded the cash provided by the growth in deposits and borrowings, maturities and paydowns of loans and securities, operations and the issuance of common stock.

Liquidity. The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

At December 31, 2016, the Bank had approximately $400 million of unencumbered available-for-sale securities. In addition, based on securities and loan collateral in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.3 billion at December 31, 2016.

Off-Balance-Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance-sheet arrangements and contractual obligations at December 31, 2016 are summarized in the table that follows. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity, small business credit scored and certain other lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts shown in the table do not necessarily represent future cash requirements. The amounts shown for long-term debt and time deposits are based on the contractual maturities and do not include interest payments. Repurchase agreements can be terminated by the Bank prior to contractual maturity (see Note F to the Corporation’s December 31, 2016 consolidated financial statements for more information regarding repurchase agreements). The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2016 pursuant to off-balance-sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
			Over	Over
	Total	One	One Year	Three Years	Over
	Amounts	Year	Through	Through	Five
	Committed	or Less	Three Years	Five Years	Years
	(in thousands)
Commitments to extend credit	$331,693	$212,084	$55,856	$10,787	$52,966
Standby letters of credit	5,596	5,596	-	-	-
Long-term debt	379,212	27,050	174,950	104,475	72,737
Operating lease obligations	13,223	2,139	3,666	3,043	4,375
Purchase obligations	12,331	1,895	3,563	3,316	3,557
Time deposits	280,657	55,090	128,730	68,803	28,034
	$1,022,712	$303,854	$366,765	$190,424	$161,669

Commitments to extend credit and letters of credit arise in the normal course of the Bank’s business of meeting the financing needs of its customers and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit and letters of credit is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit, and generally uses the same credit policies for letters of credit, as it does for on-balance sheet instruments such as loans.

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

The table that follows summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2016, based upon significant estimates and assumptions that the Corporation believes to be reasonable. The table arranges interest-earning assets and interest-bearing liabilities according to the period in which they contractually mature or, if earlier, are estimated to repay or reprice. Repayment and repricing estimates are based on internal data, market data and management’s assumptions about factors that are inherently uncertain. These factors include, among others, prepayment speeds, changes in market interest rates and the Bank’s response thereto, early withdrawal of deposits and competition. The balances of non-maturity deposit products have been included in categories beyond three months in the table because management believes, based on past experience and its knowledge of current competitive pressures, that the repricing of these products will lag market changes in interest rates to varying degrees.

	Repricing Period
		Over	Over		Over
		Three	Six		One Year
	Three	Months	Months	Total	Through	Over	Non-
	Months	Through	Through	Within	Five	Five	Interest-
	or Less	Six Months	One Year	One Year	Years	Years	Sensitive	Total
	(in thousands)
Assets:
Investment securities	$29,915	$26,502	$39,905	$96,322	$255,201	$472,538	$2,625	$826,686
Loans	229,046	43,970	91,025	364,041	1,101,668	1,077,154	(27,499)	2,515,364
Other assets	31,986	-	33,303	65,289	-	-	102,981	168,270
	290,947	70,472	164,233	525,652	1,356,869	1,549,692	78,107	3,510,320
Liabilities & Stockholders' Equity:
Checking deposits	-	-	-	-	-	-	808,311	808,311
Savings, NOW and money market deposits	284,797	90,242	180,483	555,522	806,243	157,984	-	1,519,749
Time deposits, $100,000 and over	26,408	2,795	9,179	38,382	124,557	15,979	-	178,918
Time deposits, other	7,960	5,947	2,801	16,708	72,976	12,055	-	101,739
Borrowed funds	207,012	8,900	18,150	234,062	279,425	72,737	-	586,224
Other liabilities	-	-	-	-	-	-	9,549	9,549
Stockholders' equity	-	-	-	-	-	-	305,830	305,830
	526,177	107,884	210,613	844,674	1,283,201	258,755	1,123,690	3,510,320
Interest-rate sensitivity gap	$(235,230)	$(37,412)	$(46,380)	$(319,022)	$73,668	$1,290,937	$(1,045,583)	$-
Cumulative interest-rate sensitivity gap	$(235,230)	$(272,642)	$(319,022)	$(319,022)	$(245,354)	$1,045,583	$-	$-

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at December 31, 2016 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending December 31, 2017 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are derived using a base case average life by product as determined by a nonmaturity deposit study conducted in 2015 and the current mix of deposits.

The rate change information in the table shows estimates of net interest income on a tax-equivalent basis for the year ending December 31, 2017 and calculations of EVE at December 31, 2016 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax effected.

	Economic Value of Equity		Net Interest Income
	at December 31, 2016		for 2017
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$336,355	-19.2%	$89,840	-10.6%
+ 200 basis point rate shock	400,617	-3.8%	94,568	-5.9%
+ 100 basis point rate shock	414,357	-0.5%	97,731	-2.7%
Base case (no rate change)	416,366	-	100,480	-
- 100 basis point rate shock	368,742	-11.4%	97,748	-2.7%

Any of the rate shock scenarios shown in the preceding table could negatively impact the Bank’s net interest income for the year ended December 31, 2017. The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further. In the shock up 100, 200 or 300 basis point scenarios the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2016	2015

Assets:
Cash and cash equivalents	$36,929	$39,635

Investment securities:
Held-to-maturity, at amortized cost (fair value of $11,637 and $14,910)	11,387	14,371
Available-for-sale, at fair value	815,299	737,700
	826,686	752,071

Loans held-for-sale	-	105

Loans:
Commercial and industrial	126,038	93,056
Secured by real estate:
Commercial mortgages	1,085,198	1,036,331
Residential mortgages	1,238,431	1,025,215
Home equity lines	86,461	87,848
Consumer and other	9,293	5,733
	2,545,421	2,248,183
Allowance for loan losses	(30,057)	(27,256)
	2,515,364	2,220,927

Restricted stock, at cost	31,763	28,435
Bank premises and equipment, net	34,361	30,330
Bank-owned life insurance	33,097	32,447
Pension plan assets, net	17,316	14,337
Other assets	14,804	12,056
	$3,510,320	$3,130,343
Liabilities:
Deposits:
Checking	$808,311	$777,994
Savings, NOW and money market	1,519,749	1,195,968
Time, $100,000 and over	178,918	198,147
Time, other	101,739	112,566
	2,608,717	2,284,675

Short-term borrowings	207,012	211,502
Long-term debt	379,212	365,712
Accrued expenses and other liabilities	9,481	12,313
Deferred income taxes payable	68	5,205
	3,204,490	2,879,407
Commitments and Contingent Liabilities (Note L)

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares; Issued and outstanding, 23,699,107 and 14,116,677 shares	2,370	1,412
Surplus	101,738	56,931
Retained earnings	203,326	185,069
	307,434	243,412
Accumulated other comprehensive income (loss), net of tax	(1,604)	7,524
	305,830	250,936
	$3,510,320	$3,130,343

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (dollars in thousands, except per share data)	2016	2015	2014

Interest and dividend income:
Loans	$82,456	$70,558	$59,209
Investment securities:
Taxable	7,981	7,991	9,359
Nontaxable	13,686	13,586	13,408
	104,123	92,135	81,976
Interest expense:
Savings, NOW and money market deposits	5,344	2,564	1,955
Time deposits	5,107	5,987	6,171
Short-term borrowings	296	183	148
Long-term debt	7,255	7,795	6,774
	18,002	16,529	15,048
Net interest income	86,121	75,606	66,928
Provision for loan losses	3,480	4,317	3,189
Net interest income after provision for loan losses	82,641	71,289	63,739

Noninterest income:
Investment Management Division income	2,000	2,044	2,058
Service charges on deposit accounts	2,666	2,577	2,974
Net gains on sales of securities	1,868	1,324	141
Other	2,845	2,813	2,228
	9,379	8,758	7,401

Noninterest expense:
Salaries	22,116	20,680	18,885
Employee benefits	6,889	6,021	4,833
Occupancy and equipment	9,264	8,798	8,880
Debt extinguishment	1,756	1,084	-
Other	12,066	10,108	9,433
	52,091	46,691	42,031

Income before income taxes	39,929	33,356	29,109
Income tax expense	9,049	7,466	6,095
Net income	$30,880	$25,890	$23,014

Earnings per share:
Basic	$1.35	$1.23	$1.11
Diluted	$1.34	$1.22	$1.10

Cash dividends declared per share	$.55	$.52	$.48

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (in thousands)	2016	2015	2014

Net income	$30,880	$25,890	$23,014

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	(17,004)	(3,034)	18,046
Change in funded status of pension plan	1,443	(2,573)	(2,581)
Other comprehensive income (loss) before income taxes	(15,561)	(5,607)	15,465
Income tax expense (benefit)	(6,433)	(2,346)	6,342
Other comprehensive income (loss)	(9,128)	(3,261)	9,123
Comprehensive income	$21,752	$22,629	$32,137

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2014	9,141,767	$914	$46,873	$157,107	$1,662	$206,556
Net income				23,014		23,014
Other comprehensive income					9,123	9,123
Repurchase of common stock	(9,243)	(1)	(285)			(286)
Common stock issued under stock compensation plans, including tax benefit	74,671	8	1,193			1,201
Common stock issued under dividend reinvestment and stock purchase plan	67,139	7	2,224			2,231
3-for-2 stock split	4,612,800	461	(507)			(46)
Stock-based compensation			1,511			1,511
Cash dividends declared				(10,001)		(10,001)
Balance, December 31, 2014	13,887,134	1,389	51,009	170,120	10,785	233,303
Net income				25,890		25,890
Other comprehensive loss					(3,261)	(3,261)
Repurchase of common stock	(12,227)	(1)	(286)			(287)
Common stock issued under stock compensation plans, including tax benefit	88,981	9	1,034			1,043
Common stock issued under dividend reinvestment and stock purchase plan	152,789	15	3,855			3,870
Stock-based compensation			1,319			1,319
Cash dividends declared				(10,941)		(10,941)
Balance, December 31, 2015	14,116,677	1,412	56,931	185,069	7,524	250,936
Net income				30,880		30,880
Other comprehensive loss					(9,128)	(9,128)
Common stock issued in public offering, net of issuance costs	1,300,000	130	35,140			35,270
Repurchase of common stock	(13,393)	(1)	(369)			(370)
Common stock issued under stock compensation plans	109,409	11	895			906
Common stock issued under dividend reinvestment and stock purchase plan	287,498	28	8,414			8,442
3-for-2 stock split	7,898,916	790	(790)			-
Stock-based compensation			1,517			1,517
Cash dividends declared				(12,623)		(12,623)
Balance, December 31, 2016	23,699,107	$2,370	$101,738	$203,326	$(1,604)	$305,830

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$30,880	$25,890	$23,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,480	4,317	3,189
Net loss (gain) on sales of loans held-for-sale	5	-	(165)
Deferred income tax provision (credit)	1,233	(881)	(594)
Tax benefit of stock-based compensation	-	336	224
Depreciation and amortization	3,219	3,013	2,855
Premium amortization on investment securities, net	4,002	4,632	6,435
Net gains on sales of securities	(1,868)	(1,324)	(141)
Loss on extinguishment of debt	1,756	1,084	-
Stock-based compensation expense	1,517	1,319	1,511
Accretion of cash surrender value on bank-owned life insurance	(932)	(879)	(520)
Excess of proceeds over cash surrender value of bank-owned life insurance	(106)	-	-
Pension expense (credit) less contribution	(1,536)	(489)	(471)
(Increase) decrease in other assets	(2,748)	(229)	626
Decrease in accrued expenses and other liabilities	(3,313)	(1,117)	(155)
Net cash provided by operating activities	35,589	35,672	35,808
Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	123	4,203	2,423
Available-for-sale	62,047	69,649	3,390
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	4,322	5,479	8,840
Available-for-sale	108,486	106,900	101,991
Purchase of investment securities:
Held-to-maturity	(1,403)	(2,005)	(814)
Available-for-sale	(267,329)	(146,661)	(83,159)
Proceeds from sales of loans and loans held-for-sale	544	1,176	3,265
Net increase in loans to customers	(298,361)	(444,927)	(329,898)
Net increase in restricted stock	(3,328)	(5,131)	(3,435)
Purchases of bank premises and equipment, net	(7,250)	(5,489)	(6,239)
Proceeds from bank-owned life insurance	388	-	-
Purchase of bank-owned life insurance	-	-	(16,863)
Net cash used in investing activities	(401,761)	(416,806)	(320,499)
Cash Flows From Financing Activities:
Net increase in total deposits	324,042	299,650	202,897
Net increase (decrease) in short-term borrowings	(4,490)	75,016	26,023
Proceeds from long-term debt	43,500	94,212	60,000
Repayment of long-term debt	(31,756)	(74,584)	-
Proceeds from issuance of common stock, net	43,712	3,870	2,185
Proceeds from exercise of stock options	906	707	1,055
Repurchase and retirement of common stock	(370)	(287)	(286)
Cash dividends paid	(12,078)	(10,759)	(9,736)
Net cash provided by financing activities	363,466	387,825	282,138
Net increase (decrease) in cash and cash equivalents	(2,706)	6,691	(2,553)
Cash and cash equivalents, beginning of year	39,635	32,944	35,497
Cash and cash equivalents, end of year	$36,929	$39,635	$32,944
Supplemental Information:
Cash paid for:
Interest	$21,158	$18,361	$15,683
Income taxes	9,006	8,065	6,200
Noncash investing and financing activities:
Cash dividends payable	3,368	2,823	2,642
Loans transferred from portfolio to held-for-sale	-	105	2,200

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly: The First of Long Island Agency, Inc.; FNY Service Corp. (“FNY”); and The First of Long Island REIT, Inc. (“REIT”). The Corporation’s financial condition and operating results principally reflect those of the Bank and its subsidiaries. The consolidated entity is referred to as the “Corporation,” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. In preparing the consolidated financial statements, management is required to make estimates, such as the allowance for loan losses, and assumptions that affect the reported asset and liability balances, revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value. Any subsequent declines in fair value below the initial carrying value are recorded as a valuation allowance established through a charge to noninterest income.

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

Bank Premises and Equipment

Land is carried at cost. Other bank premises and equipment are carried at cost less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method over their estimated useful lives, which range from thirty-one to forty years. Building and leasehold improvements are depreciated using the straight-line method over the remaining lives of the buildings or leases, as applicable, or their estimated useful lives, whichever is shorter. The lives of the respective leases range from five to twenty years. Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Land and building held-for-sale is included in Other Assets on the Corporation’s consolidated balance sheet and carried at the lower of cost or fair value.

Bank-owned Life Insurance

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if any.

Restricted Stock

The Bank is a member of and is required to own stock in the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank of New York (“FRB”). The amount of FHLB stock held is based on membership and the level of FHLB advances. The amount of FRB stock held is based on the Bank’s capital and surplus balances. These stocks do not have a readily determinable fair value, are carried at cost, classified as restricted stock and periodically evaluated for impairment based on the prospects for the ultimate recovery of cost. Cash dividends, if any, are reported as interest income on taxable investment securities.

Long-term Assets

Premises and equipment, intangible assets, BOLI and other long-term assets, if any, are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit. The face amount of these items represents the exposure to loss, before considering collateral held or ability to repay. The Bank maintains a reserve for losses on off-balance-sheet credit exposures which is included in accrued expenses and other liabilities on the consolidated balance sheet. Off-balance-sheet credit instruments are recorded on the balance sheet when they are funded or drawn down.

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

Stockholders’ Equity

Earnings Per Share. The Corporation calculates basic and diluted earnings per share (“EPS”) using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. Basic EPS excludes the dilutive effect of outstanding stock options and restricted stock units (“RSUs”) and is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and RSUs were converted into shares of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of common shares and dilutive stock options and RSUs. There were no anti-dilutive stock options or RSUs at December 31, 2016 or 2014. Anti-dilutive stock options and RSUs at December 31, 2015 were de minimis. Other than the stock options and RSUs described in Note I, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

The following table is a calculation of basic and diluted EPS for the periods indicated.

(dollars in thousands, except per share data)	2016	2015	2014
Net income	$30,880	$25,890	$23,014
Income allocated to participating securities (1)	127	-	-
Income allocated to common stockholders	$30,753	$25,890	$23,014

Weighted average:
Common shares	22,745,967	21,017,808	20,711,223
Dilutive stock options and restricted stock units (1)	271,929	244,452	220,658
	23,017,896	21,262,260	20,931,881
Earnings per share:
Basic	$1.35	$1.23	$1.11
Diluted	1.34	1.22	1.10

(1) RSUs awarded in 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs are considered to participate with common stock in the earnings of the Corporation and, therefore, the Corporation is required to calculate basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. See Note I for additional details on the RSUs awarded in 2016.

Shares Tendered Upon the Exercise of Stock Options and Withheld Upon the Vesting of RSUs. The amounts shown for 2016 and 2015 on the line captioned “Repurchase of common stock” in the Consolidated Statement of Changes in Stockholders’ Equity represents 13,393 and 12,227 shares, respectively, with a value of $370,000 and $287,000, respectively, withheld upon the conversion of RSUs. The amount shown for 2014 represents 518 shares with a value of $21,000 tendered upon the exercise of stock options and 8,725 shares with a value of $265,000 withheld upon the conversion of RSUs.

Stock Splits. On October 27, 2016, the Corporation declared a 3-for-2 stock split. The stock split was effected through a 50% stock dividend. Additional shares issued as a result of the stock split were distributed on November 28, 2016 to stockholders of record on November 10, 2016, and are shown for 2016 on the line captioned “3-for-2 stock split” in the Consolidated Statement of Changes in Stockholders’ Equity. Share and per share amounts included in the consolidated financial statements and notes thereto have been adjusted as appropriate to reflect the effect of the split.

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

Public Offering of Common Stock. In May 2016, the Corporation sold 1,300,000 shares of its common stock (1,950,000 shares post-split) in an underwritten public offering at a price of $29.00 per share ($19.33 per share post-split). The net proceeds of the offering, after the underwriting discount and offering expenses paid by the Corporation, were $35,270,000.

Shareholder Protection Rights Plan. The Corporation’s Shareholder Protection Rights Plan expired on August 1, 2016 and was not renewed by the Board of Directors.

Stock-based Compensation

The Corporation’s stock-based compensation plans are described in Note I. Compensation cost is determined for stock options and RSUs issued to employees and non-employee directors based on the grant date fair value of the award.

For stock options, compensation expense is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter.

Compensation expense for performance-based RSUs is recognized over a three-year performance period, which is usually the vesting period, and adjusted at the end of the performance period to reflect the actual number of shares of the Corporation’s common stock into which the RSUs will be converted. Compensation expense for service-based RSUs is recognized over the applicable service period, which is usually the vesting period. Compensation expense of $358,000 for RSUs awarded in 2014 with immediate vesting was recognized in full on the grant date. The Corporation accounts for forfeitures as they occur.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	2016	2015	2014
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$(15,153)	$(1,851)	$18,068
Reclassification adjustment for gains included in net income (1)	(1,851)	(1,183)	(22)
Change in net unrealized holding gains on available-for-sale securities	(17,004)	(3,034)	18,046
Tax effect	(6,983)	(1,249)	7,369
	(10,021)	(1,785)	10,677
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	1,199	(2,573)	(2,597)
Amortization of prior service cost included in pension expense (2)	-	-	16
Amortization of net actuarial loss included in pension expense (2)	244	-	-
	1,443	(2,573)	(2,581)
Tax effect	550	(1,097)	(1,027)
	893	(1,476)	(1,554)
Other comprehensive income (loss)	$(9,128)	$(3,261)	$9,123

(1) Reclassification adjustment represents net realized gains arising from the sale of available-for-sale securities. These net realized gains are included in the consolidated statements of income in the line item, “Net gains on sales of securities.” See “Note B – Investment Securities” for the income tax expense related to these net realized gains.

(2) Represents the amortization into expense of prior service cost and net actuarial loss relating to the Corporation’s defined benefit pension plan. These items are included in net periodic pension cost (see “Note J – Retirement Plans”) and in the consolidated statements of income in the line item, “Employee benefits.” The income tax expense relating to these costs is included in the consolidated statements of income in the line item, “Income tax expense.”

The following sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current
	Balance	Period	Balance
	12/31/15	Change	12/31/16
	(in thousands)
Unrealized holding gains on available-for-sale securities	$11,675	$(10,021)	$1,654
Unrealized actuarial losses on pension plan	(4,151)	893	(3,258)
Total accumulated other comprehensive income (loss), net of tax	$7,524	$(9,128)	$(1,604)

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

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects any entity that issues share-based payment awards to its employees. The ASU involves the simplification of several aspects of the accounting for employee share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Corporation adopted ASU 2016-09 in the fourth quarter of 2016 effective January 1, 2016.  Adoption of the ASU increased 2016 net income through a credit to income tax expense in the amount of $385,000, or $.02 per share. The credit to income tax expense represents excess tax benefits arising from exercises of stock options and conversions of RSUs during 2016. Adoption of the ASU also impacted certain reporting practices and accounting policies of the Corporation. In particular, ASU 2016-09 allows an entity to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Corporation has elected to account for forfeitures when they occur, which had an immaterial impact on our 2016 financial statements. In addition, the tax benefit of stock-based compensation transactions on the statement of cash flows is now classified as cash flows from operating activities rather than cash flows from financing activities. The Corporation elected to apply this change in cash flow classification guidance retrospectively and, therefore, prior period amounts of $336,000 and $224,000 for the years ended December 31, 2015 and 2014, respectively, have been reclassified to conform to the current period presentation.

Impact of Issued But Not Yet Effective Accounting Standards

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities such as the Corporation, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. Management continues to evaluate the impact that the amendments in ASU 2014-09 could have on the Corporation’s financial position, results of operations and disclosures. Management currently believes that implementation of ASU 2014-09 in 2018 will result in enhancements to certain revenue recognition disclosures, but that the amendments in the ASU will not have a material impact on the Corporation’s financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon implementation of the ASU, the Corporation’s assets and liabilities will increase due to the recognition of a lease asset and a lease obligation. Management is currently evaluating the impact that other aspects of ASU 2016-02 will have on the Corporation’s financial position, results of operations and disclosures.

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

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 affects all entities that are required to present a statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics, addressing eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 is not expected to have a material impact on the Corporation’s financial position, results of operations or disclosures.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2016 and 2015.

	2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Held-to-Maturity Securities:
State and municipals	$10,419	$177	$-	$10,596
Pass-through mortgage securities	361	33	-	394
Collateralized mortgage obligations	607	40	-	647
	$11,387	$250	$-	$11,637
Available-for-Sale Securities:
State and municipals	$444,154	$10,137	$(3,631)	$450,660
Pass-through mortgage securities	188,527	156	(2,874)	185,809
Collateralized mortgage obligations	179,993	862	(2,025)	178,830
	$812,674	$11,155	$(8,530)	$815,299

	2015
Held-to-Maturity Securities:
State and municipals	$12,922	$410	$-	$13,332
Pass-through mortgage securities	576	67	-	643
Collateralized mortgage obligations	873	62	-	935
	$14,371	$539	$-	$14,910
Available-for-Sale Securities:
State and municipals	$416,957	$18,892	$(156)	$435,693
Pass-through mortgage securities	148,402	810	(1,947)	147,265
Collateralized mortgage obligations	152,712	2,720	(690)	154,742
	$718,071	$22,422	$(2,793)	$737,700

At December 31, 2016 and 2015, investment securities with a carrying value of $415,419,000 and $405,769,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2016 and 2015.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2016 and 2015 presented by length of time the securities had been in a continuous unrealized loss position.

	2016
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$117,181	$(3,631)	$-	$-	$117,181	$(3,631)
Pass-through mortgage securities	175,000	(2,874)	-	-	175,000	(2,874)
Collateralized mortgage obligations	125,424	(1,820)	7,737	(205)	133,161	(2,025)
Total temporarily impaired	$417,605	$(8,325)	$7,737	$(205)	$425,342	$(8,530)

	2015
State and municipals	$13,148	$(78)	$5,837	$(78)	$18,985	$(156)
Pass-through mortgage securities	98,504	(1,348)	27,365	(599)	125,869	(1,947)
Collateralized mortgage obligations	39,133	(305)	12,743	(385)	51,876	(690)
Total temporarily impaired	$150,785	$(1,731)	$45,945	$(1,062)	$196,730	$(2,793)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	2016	2015	2014
	(in thousands)
Proceeds	$62,047	$69,649	$3,390
Gains	$1,869	$1,560	$42
Losses	(18)	(377)	(20)
Net gain	$1,851	$1,183	$22

The income tax expense related to these net realized gains was $772,000, $487,000 and $9,000 in 2016, 2015 and 2014, respectively, and is included in the consolidated statements of income in the line item, “Income tax expense.”

Sales of Held-to-Maturity Securities. During 2016, the Bank sold one mortgage-backed security that was classified as held-to-maturity. The sale occurred after the Bank collected 85% or more of the principal outstanding at acquisition. The security sold had a carrying value of $106,000 at the time of sale and the Bank realized a gain upon sale of $17,000.

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

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at December 31, 2016 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
	(in thousands)
Held-to-Maturity Securities:
Within one year	$4,799	$4,833
After 1 through 5 years	4,732	4,865
After 5 through 10 years	888	898
After 10 years	-	-
Mortgage-backed securities	968	1,041
	$11,387	$11,637

Available-for-Sale Securities:
Within one year	$16,882	$17,046
After 1 through 5 years	74,756	77,243
After 5 through 10 years	167,981	170,386
After 10 years	184,535	185,985
Mortgage-backed securities	368,520	364,639
	$812,674	$815,299

NOTE C – LOANS

The following tables set forth by class of loans as of December 31, 2016 and 2015 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	December 31, 2016
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$131	$125,907	$126,038	$-	$1,408	$1,408
Commercial mortgages (1):
Multifamily	-	610,385	610,385	-	6,119	6,119
Other	-	371,142	371,142	-	4,296	4,296
Owner-occupied	558	103,113	103,671	-	959	959
Residential mortgages:
Closed end	856	1,237,575	1,238,431	45	15,695	15,740
Revolving home equity	1,770	84,691	86,461	482	919	1,401
Consumer and other	-	9,293	9,293	-	134	134
	$3,315	$2,542,106	$2,545,421	$527	$29,530	$30,057

	December 31, 2015
Commercial and industrial	$-	$93,056	$93,056	$-	$928	$928
Commercial mortgages (1):
Multifamily	-	572,322	572,322	-	6,858	6,858
Other	-	348,909	348,909	-	3,674	3,674
Owner-occupied	594	114,506	115,100	-	1,047	1,047
Residential mortgages:
Closed end	3,797	1,021,418	1,025,215	428	13,211	13,639
Revolving home equity	522	87,326	87,848	-	1,016	1,016
Consumer and other	-	5,733	5,733	-	94	94
	$4,913	$2,243,270	$2,248,183	$428	$26,828	$27,256

(1) Certain loans were reclassified within the various classes of the commercial mortgages segment into multifamily at December 31, 2016.

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014.

	Balance at 1/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/16
	(in thousands)
Commercial and industrial	$928	$445	$4	$921	$1,408
Commercial mortgages:
Multifamily	6,858	-	-	(739)	6,119
Other	3,674	-	-	622	4,296
Owner-occupied	1,047	-	-	(88)	959
Residential mortgages:
Closed end	13,639	259	9	2,351	15,740
Revolving home equity	1,016	-	12	373	1,401
Consumer and other	94	5	5	40	134
	$27,256	$709	$30	$3,480	$30,057

	Balance at 1/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/15
	(in thousands)
Commercial and industrial	$838	$166	$7	$249	$928
Commercial mortgages:
Multifamily	7,207	91	27	(285)	6,858
Other	2,340	1	39	1,296	3,674
Owner-occupied	1,023	-	-	24	1,047
Residential mortgages:
Closed end	10,599	7	9	3,038	13,639
Revolving home equity	1,121	67	5	(43)	1,016
Consumer and other	93	37	-	38	94
	$23,221	$369	$87	$4,317	$27,256

	Balance at 1/1/14	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/14
			(in thousands)
Commercial and industrial	$808	$96	$2	$124	$838
Commercial mortgages:
Multifamily	7,348	-	-	(141)	7,207
Other	1,501	37	-	876	2,340
Owner-occupied	1,191	400	-	232	1,023
Residential mortgages:
Closed end	8,607	121	3	2,110	10,599
Revolving home equity	1,240	173	4	50	1,121
Consumer and other	153	7	9	(62)	93
	$20,848	$834	$18	$3,189	$23,221

For individually impaired loans, the following tables set forth by class of loans at December 31, 2016, 2015 and 2014 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2016, 2015 and 2014. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

	2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$131	$131	$-	$134	$1
Commercial mortgages - owner-occupied	558	636	-	575	-
Residential mortgages:
Closed end	230	313	-	245	-
Revolving home equity	280	279	-	280	-

With an allowance recorded:
Residential mortgages:
Closed end	626	634	45	641	29
Revolving home equity	1,490	1,491	482	1,493	-

Total:
Commercial and industrial	131	131	-	134	1
Commercial mortgages - owner-occupied	558	636	-	575	-
Residential mortgages:
Closed end	856	947	45	886	29
Revolving home equity	1,770	1,770	482	1,773	-
	$3,315	$3,484	$527	$3,368	$30

	2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial mortgages - owner-occupied	$594	$654	$-	$612	$-
Residential mortgages:
Closed end	306	405	-	530	-
Revolving home equity	522	521	-	525	6

With an allowance recorded:
Residential mortgages - closed end	3,491	3,494	428	3,555	89

Total:
Commercial mortgages - owner-occupied	594	654	-	612	-
Residential mortgages:
Closed end	3,797	3,899	428	4,085	89
Revolving home equity	522	521	-	525	6
	$4,913	$5,074	$428	$5,222	$95

	2014
With no related allowance recorded:
Commercial and industrial	$16	$16	$-	$25	$2
Commercial mortgages:
Multifamily	303	368	-	321	-
Owner-occupied	630	663	-	641	-
Residential mortgages:
Closed end	216	270	-	230	-
Revolving home equity	376	372	-	376	-

With an allowance recorded:
Residential mortgages - closed end	867	893	60	891	27

Total:
Commercial and industrial	16	16	-	25	2
Commercial mortgages:
Multifamily	303	368	-	321	-
Owner-occupied	630	663	-	641	-
Residential mortgages:
Closed end	1,083	1,163	60	1,121	27
Revolving home equity	376	372	-	376	-
	$2,408	$2,582	$60	$2,484	$29

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	December 31, 2016
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$224	$-	$-	$-	$224	$125,814	$126,038
Commercial mortgages:
Multifamily	-	-	-	-	-	610,385	610,385
Other	-	-	-	-	-	371,142	371,142
Owner-occupied	-	-	621	558	1,179	102,492	103,671
Residential mortgages:
Closed end	881	-	-	230	1,111	1,237,320	1,238,431
Revolving home equity	-	-	-	1,770	1,770	84,691	86,461
Consumer and other	1	-	-	-	1	9,292	9,293
	$1,106	$-	$621	$2,558	$4,285	$2,541,136	$2,545,421

	December 31, 2015
Commercial and industrial	$-	$-	$-	$-	$-	$93,056	$93,056
Commercial mortgages:
Multifamily	-	-	-	-	-	572,322	572,322
Other	-	-	-	-	-	348,909	348,909
Owner-occupied	-	-	-	594	594	114,506	115,100
Residential mortgages:
Closed end	991	-	-	456	1,447	1,023,768	1,025,215
Revolving home equity	-	-	-	280	280	87,568	87,848
Consumer and other	12	-	-	-	12	5,721	5,733
	$1,003	$-	$-	$1,330	$2,333	$2,245,850	$2,248,183

The loans in the preceding table that are past due 90 days or more and still accruing are well secured and in the process of collection. There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at December 31, 2016 or 2015.

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

The following table presents information about loans modified in troubled debt restructurings during the years ended December 31, 2016 and 2015. The Bank did not modify any loans in troubled debt restructurings during 2014.

		Outstanding
		Recorded Investment		Interest Rates
	Number	Pre-	Post-	Pre-			Post-
	of Loans	Modification	Modification	Modification			Modification
		(in thousands)
2016:
Commercial and industrial	2	$1,131	$1,131	5.00%	and	6.75%	5.00%	and	6.75%
Residential mortgages - closed end	1	109	109		3.95%			3.95%
	3	$1,240	$1,240

2015:
Residential mortgages:
Closed end	1	$2,713	$2,713		5.25%			4.00%
Revolving home equity	1	245	245		5.25%			4.00%
	2	$2,958	$2,958

The 2016 troubled debt restructurings include the modification of a $1.0 million commercial and industrial loan into a new time loan with a maturity of December 31, 2016. The loan was subsequently repaid during 2016. The 2015 restructurings involved two loans to a single borrower and resulted in a charge to the provision for loan losses at the time of restructuring of $332,000. The post-modification interest rates for all of the 2016 and 2015 restructurings in the table above were lower than the current market rate for new debt with similar risk.

At December 31, 2016, 2015 and 2014, the Bank had an allowance for loan losses of $45,000, $395,000 and $60,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during 2016 and 2015 that were modified during the twelve-month period prior to default. There were two troubled debt restructurings for which there were payment defaults during 2014 that were modified during the twelve-month period prior to default. The restructured loans were owner-occupied commercial mortgage loans with an aggregate outstanding recorded investment of $630,000 at December 31, 2014 and no specifically allocated allowance for loan losses. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans Held-for-Sale. The December 31, 2015 consolidated balance sheet includes loans held-for-sale at their estimated fair value of $105,000. The Bank recorded chargeoffs totaling $74,000 against the allowance for loan losses at the time the loans were transferred to held-for-sale. These loans were sold in 2016 at a loss of $5,000. There were no loans held-for-sale at December 31, 2016.

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

The Bank's loan risk rating and review policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans. The requirements include details of the scope of coverage and selection process based on loan-type and risk rating. Among other things, at least 60% of the recorded investment of commercial real estate loans as of December 31 of the prior year must be reviewed annually. The frequency of the review of other loans is determined by the Bank’s ongoing assessments of the borrower’s condition.

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

	December 31, 2016
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$125,097	$810	$-	$131	$-	$126,038
Commercial mortgages:
Multifamily	603,103	-	7,282	-	-	610,385
Other	369,740	1,402	-	-	-	371,142
Owner-occupied	102,725	389	-	557	-	103,671
	$1,200,665	$2,601	$7,282	$688	$-	$1,211,236

	December 31, 2015
Commercial and industrial	$91,950	$1,106	$-	$-	$-	$93,056
Commercial mortgages:
Multifamily	567,467	-	4,855	-	-	572,322
Other	346,419	900	-	1,590	-	348,909
Owner-occupied	110,641	3,865	-	594	-	115,100
	$1,116,477	$5,871	$4,855	$2,184	$-	$1,129,387

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	December 31, 2016
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$1,236,152	$982	$441	$856	$-	$1,238,431
Revolving home equity	84,189	-	501	1,771	-	86,461
Consumer and other	8,614	-	-	-	-	8,614
	$1,328,955	$982	$942	$2,627	$-	$1,333,506

	December 31, 2015
Residential mortgages:
Closed end	$1,020,393	$1,025	$-	$3,797	$-	$1,025,215
Revolving home equity	87,326	-	-	522	-	87,848
Consumer and other	5,443	-	-	-	-	5,443
	$1,113,162	$1,025	$-	$4,319	$-	$1,118,506

Deposit account overdrafts were $679,000 and $290,000 at December 31, 2016 and 2015, respectively. They are not assigned a risk rating and are therefore excluded from consumer loans in the above tables.

Loans to Directors and Executive Officers. Certain directors, including their immediate families and companies in which they are principal owners, and executive officers were loan customers of the Bank during 2016 and 2015. The aggregate outstanding amount of these loans was $99,000 and $187,000 at December 31, 2016 and 2015, respectively. During 2016, no new loans were made to such persons. Repayments totaled $88,000 in 2016. There were no loans to directors or executive officers that were nonaccrual at December 31, 2016 or 2015.

NOTE D – PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	December 31,
	2016	2015
	(in thousands)
Land	$8,466	$6,352
Buildings and improvements	21,660	20,894
Leasehold improvements	11,808	10,263
Furniture and equipment	29,016	26,196
Construction in process	1,911	2,208
	72,861	65,913
Accumulated depreciation and amortization	(38,500)	(35,583)
	$34,361	$30,330

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits.

	Less than	$100,000 or
	$100,000	More	Total
	(in thousands)
2017	$16,708	$38,382	$55,090
2018	12,457	27,442	39,899
2019	35,070	53,761	88,831
2020	6,330	9,987	16,317
2021	19,119	33,367	52,486
Thereafter	12,055	15,979	28,034
	$101,739	$178,918	$280,657

The total amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2016 and 2015 was $63.3 million and $74.3 million, respectively. Deposits from executive officers, directors and their affiliates at December 31, 2016 and 2015 were approximately $4.9 million and $8.5 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds at December 31, 2016 and 2015.

	December 31,
	2016	2015
	(in thousands)
Short-term borrowings:
Securities sold under repurchase agreements	$7,012	$11,502
Federal Home Loan Bank advances	200,000	200,000
	207,012	211,502
Long-term debt:
Securities sold under repurchase agreements	5,000	35,000
Federal Home Loan Bank advances	374,212	330,712
	379,212	365,712
	$586,224	$577,214

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the Consolidated Balance Sheets and amounted to $598,000 and $672,000 at December 31, 2016 and 2015, respectively.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements are fixed rate financing arrangements with remaining contractual maturities of up to two years as of December 31, 2016. At maturity, the securities underlying the agreements will be returned to the Bank. These agreements are subject to counterparty risk arising from the Bank’s pledge of securities collateral in excess of the amount borrowed. This risk is monitored on an ongoing basis through the Bank’s existing Correspondent Concentration Risk Policy.

The following table sets forth information concerning securities sold under repurchase agreements.

	2016	2015
	(dollars in thousands)
Average daily balance during the year	$24,403	$51,297
Average interest rate during the year	2.58%	3.44%
Maximum month-end balance during the year	$47,938	$56,903
Weighted average interest rate at year-end	2.30%	3.40%

The following table sets forth as of December 31, 2016 the contractual maturities and weighted average interest rates of securities sold under repurchase agreements for each of the next five years. There are no securities sold under repurchase agreements with contractual maturities after 2018. All of the repurchase agreements are callable as of December 31, 2016.

		Weighted
		Average
Contractual Maturity (dollars in thousands)	Amount	Rate

Overnight	$7,012	.05%
2018	5,000	5.45
	$12,012	2.30%

Overnight repurchase agreements at December 31, 2016 are collateralized by $3.5 million of municipal securities and repurchase agreements due in 2018 are collateralized by $6.2 million of mortgage-backed securities.

Federal Home Loan Bank Advances. FHLB advances are collateralized by a blanket lien on residential and commercial mortgages with a lendable value of $1.7 billion at December 31, 2016 and residential and commercial mortgages with a lendable value of $1.5 billion at December 31, 2015. Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.

	2016	2015
	(dollars in thousands)
Average daily balance during the year	$408,151	$367,897
Average interest rate during the year	1.70%	1.69%
Maximum month-end balance during the year	$574,212	$530,712
Weighted average interest rate at year-end	1.45%	1.33%

The following table sets forth as of December 31, 2016 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.

		Weighted
		Average
Contractual Maturity (dollars in thousands)	Amount	Rate

Overnight	$200,000	.74%

2017	27,050	1.51
2018	96,450	1.71
2019	73,500	1.91
2020	70,250	1.85
2021	34,225	1.85
After 2021	72,737	2.04
	374,212	1.84
	$574,212	1.45%

Other Borrowings. The Bank had no other borrowings at December 31, 2016 or 2015, or at any time during 2016. In 2015, the average balance of other borrowings amounted to $178,000, with an average interest rate of .43%. The funds were borrowed to test the Bank’s credit lines at the FRB discount window and a commercial bank.

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2016, 2015 and 2014 had effective tax rates of 22.7%, 22.4% and 20.9%, respectively. The following table sets forth a reconciliation of the statutory Federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	.9	2.1	2.4
Tax-exempt income, net of disallowed cost of funding	(12.7)	(14.9)	(16.4)
Excess tax benefit of stock-based compensation (1)	(.7)	-	-
Other	.2	.2	(.1)
	22.7%	22.4%	20.9%

(1)	Reflects the adoption of ASU 2016-09 effective January 1, 2016.

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$7,407	$7,473	$4,943
State and local	409	874	1,746
	7,816	8,347	6,689
Deferred:
Federal	1,114	(1,059)	61
State and local	119	178	(655)
	1,233	(881)	(594)
	$9,049	$7,466	$6,095

Net Deferred Tax Liability. The following table sets forth the components of the Corporation’s net deferred tax liability.

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for loan losses and off-balance-sheet credit exposure	$12,613	$11,301
Interest on nonperforming loans	75	109
Accrued bonuses	622	414
Accrued legal settlement	21	-
Stock-based compensation	1,548	1,465
Supplemental executive retirement expense	24	36
Directors' retirement expense	66	65
Accrued rent expense	277	240
Depreciation	567	442
Asset writedown	70	-
	15,883	14,072
Valuation allowance	-	-
	15,883	14,072
Deferred tax liabilities:
Prepaid pension	7,144	5,785
Unrealized gains on available-for-sale securities	1,101	8,084
Deferred loan costs	6,840	5,186
Prepaid expenses	141	84
REIT spillover dividend and other	725	138
	15,951	19,277
Net deferred tax liability	$68	$5,205

The Corporation had no unrecognized tax benefits at December 31, 2016, 2015 and 2014, and has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next twelve months.

The Corporation is subject to U.S. federal, New York State, Connecticut, New Jersey and New York City income taxes. The Corporation’s federal, state and local income tax returns are subject to examination by the taxing authorities for years after 2012. In 2012, New York State completed an examination of the Corporation’s and FNY’s tax returns for calendar years 2007, 2008 and 2009 and proposed no changes to the returns. In 2011, New York City completed an examination of the Corporation’s tax returns for calendar years 2007 and 2008 and proposed no changes to the returns. The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2016, 2015 or 2014.

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

Basel III includes guidelines with respect to the components of regulatory capital and calculation of risk weighted assets for balance sheet assets and liabilities and off-balance-sheet positions. As part of the initial adoption of Basel III, the Corporation and the Bank elected to exclude accumulated other comprehensive income components from Tier 1 and Total regulatory capital.

Basel III sets forth new prompt corrective action (“PCA”) requirements for all banks and establishes a capital conservation buffer and multi-year capital ratio phase-in schedule with full phase-in by 2019. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of .625% applicable to the Bank for 2016, and the Bank was well capitalized under the PCA provisions at December 31, 2016. The Corporation’s and the Bank’s actual capital amounts and ratios under the Basel III rules at December 31, 2016 and 2015 are presented in the table below.

	2016
			Minimum		Minimum To Be Well
			Capital Adequacy		Capitalized Under Prompt
	Actual Capital		Requirement		Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to Average Assets:
Consolidated	$307,214	8.89%	$138,249	4.00%	N/A	N/A
Bank	307,491	8.90	138,224	4.00	$172,781	5.00%
Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	307,214	14.70	94,032	4.50	N/A	N/A
Bank	307,491	14.72	94,022	4.50	135,809	6.50
Tier 1 Capital to Risk Weighted Assets:
Consolidated	307,214	14.70	125,377	6.00	N/A	N/A
Bank	307,491	14.72	125,362	6.00	167,150	8.00
Total Capital to Risk Weighted Assets:
Consolidated	333,384	15.95	167,169	8.00	N/A	N/A
Bank	333,658	15.97	167,150	8.00	208,937	10.00

	2015
Tier 1 Capital to Average Assets:
Consolidated	$243,192	7.98%	$121,940	4.00%	N/A	N/A
Bank	241,516	7.92	121,938	4.00	$152,422	5.00%
Common Equity Tier 1 to Risk Weighted Assets:
Consolidated	243,192	12.92	84,673	4.50	N/A	N/A
Bank	241,516	12.84	84,660	4.50	122,286	6.50
Tier 1 Capital to Risk Weighted Assets:
Consolidated	243,192	12.92	112,897	6.00	N/A	N/A
Bank	241,516	12.84	112,880	6.00	150,506	8.00
Total Capital to Risk Weighted Assets:
Consolidated	266,760	14.18	150,530	8.00	N/A	N/A
Bank	265,080	14.09	150,506	8.00	188,133	10.00

Other Matters. A principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2017, the Bank could, without prior approval, declare dividends of approximately $46,510,000 plus any 2017 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances. The Bank’s average reserve requirement for 2016 was approximately $24,536,000.

NOTE I – STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, RSUs, or any combination thereof, any of which may be subject to performance-based vesting conditions. Awards may also be granted to employees as incentive stock options (“ISOs”). The exercise price of ISOs and NQSOs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option is granted. The 2014 Plan is administered by the Compensation Committee of the Board of Directors. Almost all of the awards granted to date under the 2014 Plan are RSUs. All awards granted under the 2014 Plan will immediately vest upon an involuntary termination following a change in control, total and permanent disability, as defined, or death, and with certain exceptions, will immediately vest in the event of retirement, as defined.

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or RSUs. At December 31, 2016, 2,030,208 shares of common stock remain available for issuance of awards under the 2014 Plan of which 548,778 shares remain available for issuance as restricted stock awards or RSUs.

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

Vesting of RSUs Granted Under the 2014 Plan. In the fourth quarter of 2014, the Board of Directors awarded 20,735 RSUs under the 2014 Plan with immediate vesting.

During 2015, 112,868 RSUs were awarded under the 2014 Plan of which 4,486 shares vested upon the retirement of two non-employee directors, 13,076 were forfeited and 95,306 remain outstanding at December 31, 2016. The outstanding awards include 88,775 performance-based RSUs with vesting based on the financial performance of the Corporation in 2017 and 6,531 RSUs that will vest at the end of a three-year service-based vesting period.

During 2016, 107,274 RSUs were awarded under the 2014 Plan of which 3,286 shares vested upon the retirement of two non-employee directors, 9,732 shares were forfeited and 94,256 remain outstanding at December 31, 2016. All RSUs awarded in 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. The accrued dividends are payable upon vesting of the awards. The outstanding awards include 73,732 performance-based RSUs with vesting based on the financial performance of the Corporation in 2018, 15,274 RSUs that will vest in equal annual installments at the end of one, two and three years of service and 5,250 RSUs that will vest at the end of a three-year service-based vesting period.

In January 2017, the Board of Directors awarded 91,079 RSUs under the 2014 Plan, including 59,083 performance-based RSUs with vesting based on the financial performance of the Corporation in 2019, 31,696 RSUs that will vest in equal annual installments at the end of one, two and three years of service and 300 RSUs that will vest at the end of a three-year service-based vesting period.

Vesting of RSUs Granted Under the 2006 Plan. All awards granted under the 2006 Plan immediately vest in the event of a change in control, retirement, total and permanent disability, as defined, or death. In January and February 2014, the Board of Directors awarded 75,221 RSUs under the 2006 Plan of which 55,448 remain outstanding at December 31, 2016. The outstanding RSUs include 52,635 performance-based RSUs that vested based on the financial performance of the Corporation in 2016 and were convertible into common stock of the Corporation on December 31, 2016 and 2,813 RSUs that will vest in 2017 at the end of a three year service-based vesting period.

Vesting of Stock Options. Stock options granted under both the 2014 and 2006 Plans have a five year vesting period and a ten year term. Stock options immediately vest in the event of a change in control, retirement, total and permanent disability, as defined, or death.

Fair Value of RSUs. The grant date fair value of RSUs awarded in 2016 is equal to the market price of the shares underlying the awards on the grant date. The grant date fair value of RSUs awarded through December 31, 2015 is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs. The fair values of awards made in 2016, 2015 and 2014, as well as the assumptions utilized in determining such values, is presented below.

	2016
	Performance-Based	Service-Based			Immediate
	Vesting	Vesting			Vesting
Grant date fair value	$18.17	$18.17	to	$22.17	-
Market price on grant date	$18.17	$18.17	to	$22.17	-

	2015
Grant date fair value	$14.12	$15.61	to	$16.94	-
Market price on grant date	$15.63	$17.13	to	$18.51	-
Expected annual dividend	$0.51	$0.51	to	$0.53	-
Expected term (in years)	3.0		3.0		-
Risk-free interest rate	.21%	.28%	to	.38%	-

	2014
Grant date fair value	$17.33	$17.33	to	$17.79	$17.27
Market price on grant date	$18.71		$18.71		$17.27
Expected annual dividend	$0.46		$0.46		-
Expected term (in years)	3.0	2.0	to	3.0	-
Risk-free interest rate	.13%		.13%		-

Fair Value of Stock Options. The grant date fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was based on historical volatility for the expected term of the options. The Corporation used historical data to estimate the expected term of options granted. The risk-free interest rate was the implied yield at the time of grant on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,517,000, $1,319,000 and $1,511,000 in 2016, 2015 and 2014, respectively, and related income tax benefits of $637,000, $543,000 and $614,000, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of December 31, 2016 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2016	347,179	$10.64
Exercised	(84,102)	10.76
Forfeited or expired	(5,815)	10.08
Outstanding at December 31, 2016	257,262	$10.61	2.36	$4,615
Exercisable at December 31, 2016	256,662	$10.60	2.35	$4,608

All options outstanding at December 31, 2016 are either fully vested or expected to vest. The total intrinsic value of options exercised in 2016, 2015 and 2014 was $853,000, $602,000 and $723,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of December 31, 2016 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2016	236,037	$14.55
Granted	107,274	18.29
Converted	(77,629)	13.12
Forfeited	(20,672)	16.03
Outstanding at December 31, 2016	245,010	$16.52	1.19	$6,995
Vested and Convertible at December 31, 2016	52,635	$17.33	-	$1,503

The number of RSUs in the table represents the maximum number of shares of common stock of the Corporation into which the RSUs can be converted. RSUs outstanding at December 31, 2016 include 52,635 RSUs that were vested and convertible into common stock at year-end and 192,375 RSUs that are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted in 2016, 2015 and 2014 was $1,445,000, $965,000 and $706,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2016, there was $1,366,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $3,000 for options and $1,363,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.57 years which is based on weighted average periods of 3.43 years and 1.57 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from option exercises in 2016, 2015 and 2014, was $906,000, $707,000 and $1,055,000, respectively. Tax benefits from stock option exercises were $356,000, $240,000 and $232,000 in 2016, 2015 and 2014, respectively.

Other. No cash was used to settle stock options in 2016, 2015 or 2014. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs.

NOTE J – RETIREMENT PLANS

The Bank has a 401(k) plan, defined benefit pension plan and supplemental executive retirement plan. Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $396,000, $397,000 and $349,000 for 2016, 2015 and 2014, respectively.

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

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2016, 2015 and 2014 and the benefit cost for each of the Plan years then ended.

The decrease in the discount rate from 4.54% in 2015 to 4.40% in 2016 increased the projected benefit obligation at December 31, 2016 by $643,000. The increase in the discount rate from 4.02% in 2014 to 4.54% in 2015 decreased the projected benefit obligation at December 31, 2015 by $2,915,000.

In calculating the benefit obligation at December 31, 2016, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2015, was updated to reflect Projection Scale MP-2016. The updated mortality table decreased the projected benefit obligation at December 31, 2016 by approximately $536,000. In addition, a change in the withdrawal assumption from the T-3 table of the Pension Actuary’s Handbook to the 2003 SOA Pension Plan Turnover Table decreased the projected benefit obligation at December 31, 2016 by $157,000. In calculating the benefit obligation at December 31, 2015, the mortality table was updated from RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2014 to reflect Projection Scale MP-2015. The updated mortality table decreased the projected benefit obligation at December 31, 2015 by approximately $270,000.

Weighted average assumptions used to determine the benefit obligation at year end	2016	2015	2014
Discount rate	4.40%	4.54%	4.02%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost
Discount rate	4.54%	4.02%	5.07%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.50%

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

	2016	2015	2014
	(in thousands)
Service cost plus expected expenses and net of expected plan participant contributions	$1,142	$1,189	$1,115
Interest cost	1,584	1,408	1,407
Expected return on plan assets	(2,953)	(3,086)	(3,009)
Amortization of net actuarial loss	244	-	-
Amortization of prior service cost	-	-	16
Net pension cost (credit)	$17	$(489)	$(471)

The net actuarial loss for the defined benefit plan that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2017 is $18,000. Prior service cost had been fully amortized from accumulated other comprehensive income into net periodic pension cost as of December 31, 2014.

Funded Status of the Plan. The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.

	2016	2015	2014
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$35,684	$35,787	$28,650
Service cost	1,283	1,267	1,051
Interest cost	1,584	1,408	1,407
Benefits paid	(1,364)	(1,288)	(1,160)
Assumption changes	(50)	(3,185)	6,302
Experience loss (gain) and other	(121)	1,695	(463)
Projected benefit obligation at end of year	37,016	35,684	35,787

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	50,021	52,208	47,182
Actual return on plan assets	3,919	(1,071)	6,009
Employer contributions	1,553	-	-
Plan participant contributions	301	270	251
Benefits paid	(1,365)	(1,288)	(1,160)
Expenses	(97)	(98)	(74)
Fair value of plan assets at end of year	54,332	50,021	52,208
Funded status at end of year	$17,316	$14,337	$16,421
Accumulated Benefit Obligation	$34,451	$32,716	$33,403

During 2016, the Bank made a contribution into the Plan of $1,553,000 representing the maximum tax-deductible contribution allowable under the Internal Revenue Code. The Bank has no minimum required pension contribution for the Plan year ending September 30, 2017 and it cannot make a tax-deductible contribution for the tax year beginning January 1, 2017.

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

The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category at December 31, 2016 and 2015 are set forth in the tables that follow.

	December 31, 2016
					Weighted
					Average Expected
	Target			Percentage of	Long-term
	Allocation			Plan Assets	Rates of Return
Cash equivalents	0%	-	1%	.2%		<1.00%
Equity mutual funds	15%	-	25%	19.8%	5.35%	to	11.40%
Fixed income mutual funds	75%	-	85%	80.0%	3.15%	to	4.20%
				100.0%	3.55%	to	5.60%

	December 31, 2015
Cash equivalents	0%	-	1%	.2%		<1.00%
Equity mutual funds	15%	-	25%	19.6%	5.80%	to	11.70%
Fixed income mutual funds	75%	-	85%	80.2%	3.55%	to	4.55%
				100.0%	3.95%	to	5.95%

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

At December 31, 2016, the equity and fixed income components of Plan assets consist of the following Vanguard institutional funds:

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

Fair Value of Plan Assets. The fair value of the Plan assets at December 31, 2016 and 2015, by asset category, is summarized below.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2016:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$107	$-	$107	$-
Total cash equivalents	107	-	107	-
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	5,997	5,997	-	-
Vanguard Total International Stock Index Fund (VTSNX)	4,777	4,777	-	-
Total equity funds	10,774	10,774	-	-
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	26,075	26,075	-	-
Vanguard Long-Term Bond Index Fund (VBLLX)	17,376	17,376	-	-
Total fixed income mutual funds	43,451	43,451	-	-
Total Plan Assets	$54,332	$54,225	$107	$-

December 31, 2015:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$98	$-	$98	$-
Total cash equivalents	98	-	98	-
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	5,392	5,392	-	-
Vanguard Total International Stock Index Fund (VTSNX)	4,416	4,416	-	-
Total equity funds	9,808	9,808	-	-
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	24,053	24,053	-	-
Vanguard Long-Term Bond Index Fund (VBLLX)	16,062	16,062	-	-
Total fixed income mutual funds	40,115	40,115	-	-
Total Plan Assets	$50,021	$49,923	$98	$-

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2016 and 2015. On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

The definitions of Level 1, 2 and 3 fair value measurements are included in Note M to these consolidated financial statements.

At both December 31, 2016 and 2015, the Plan’s cash and cash equivalents amounted to .2% of the Plan’s total assets and represented investments in the Vanguard Prime Money Market Mutual Fund.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year			Amount
			(in thousands)
	2017		$1,576
	2018		1,702
	2019		1,798
	2020		2,034
	2021		2,145
2022	-	2026	12,699

The Bank’s Supplemental Executive Retirement Plan (“SERP”) currently covers the Bank’s Chief Executive Officer (“CEO”). The benefit under the SERP is equal to the additional amount that the CEO would be entitled to under the Pension and 401(k) plans in the absence of Internal Revenue Code limitations. SERP expense was $197,000, $271,000 and $133,000 in 2016, 2015 and 2014, respectively.

NOTE K – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows:

	2016	2015	2014
	(in thousands)
Computer services	$2,631	$2,212	$1,970
FDIC assessment	1,379	1,472	1,278
Consultants	1,337	576	498
Marketing	1,053	877	927

NOTE L – COMMITMENTS AND CONTINGENT LIABILITIES

Financial Instruments With Off-Balance-Sheet Risk. In the normal course of business, the Bank enters into various types of off-balance-sheet arrangements to meet the financing needs of its customers. These off-balance-sheet financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. These instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated balance sheets and expose the Bank to credit loss in the event of nonperformance by the Bank’s customers. The Bank's exposure to credit loss is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit, and generally uses the same credit policies for letters of credit, as it does for on-balance sheet instruments such as loans.

At December 31, 2016 and 2015, financial instruments whose contract amounts represent credit risk are as follows:

	2016		2015
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commitments to extend credit	$67,289	$264,404	$13,092	$235,368
Standby letters of credit	5,596	-	5,758	-

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity lines are the largest component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination, other real estate loan commitments generally expire within 60 days and commercial loan commitments generally expire within one year. At December 31, 2016, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.00% to 4.75% and maturities of five years or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through December 2017. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2016 varied from 0% to 100% of the contractual notional amount of each instrument, with the average amount of collateral totaling 80% of the aggregate outstanding notional amount. Standby letters of credit are considered financial guarantees and are recorded at fair value.

Employment Contracts. At December 31, 2016, the chief executive officer, senior executive vice president and certain of the Bank’s executive vice presidents had employment contracts with the Corporation under which they are entitled to severance compensation in the event of an involuntary termination of employment or resignation of employment following a change in control. The terms of these contracts currently range from eighteen months to three years. Unless the Corporation gives written notice of non-extension within the time frames set forth in the contracts, the contracts are automatically extended at the expiration of each year for a new period ranging from eighteen months to three years. The current aggregate annual salaries provided for in these contracts is $1,655,500.

Lease Commitments. At December 31, 2016, minimum annual rental commitments under non-cancelable operating leases are as follows:

Year	Amount
(in thousands)
2017	$2,139
2018	1,916
2019	1,750
2020	1,611
2021	1,432
Thereafter	4,375
$13,223

The Bank has various renewal options on the above leases. Rent expense, including amounts paid for real estate taxes and common area maintenance, was $2,085,000, $1,885,000 and $1,733,000 in 2016, 2015 and 2014, respectively.

Related Party Leases. Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank. The leases expire on October 31, 2017 and December 31, 2019 with options to renew. The Bank expects to renew both leases prior to their expiration. Aggregate base rent expense for these leases, plus a proportionate share of real estate taxes on one of the leased properties, amounted to approximately $78,000 for each of the years ending December 31, 2016, 2015 and 2014. The Corporation believes that the terms of the leases are comparable to competitive terms that could have been obtained from an unrelated third party.

Litigation. The Corporation is a named defendant in several legal actions incidental to the business. For some of these actions there is a possibility that the Corporation will sustain a financial loss. Management believes that none of the possible losses are material.

NOTE M – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2016 or 2015.

The fair values of the Corporation’s investment securities designated as available-for-sale at December 31, 2016 and 2015 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Available-for-Sale Securities:
December 31, 2016:
State and municipals	$450,660	$-	$450,660	$-
Pass-through mortgage securities	185,809	-	185,809	-
Collateralized mortgage obligations	178,830	-	178,830	-
	$815,299	$-	$815,299	$-

December 31, 2015:
State and municipals	$435,693	$-	$435,693	$-
Pass-through mortgage securities	147,265	-	147,265	-
Collateralized mortgage obligations	154,742	-	154,742	-
	$737,700	$-	$737,700	$-

Assets measured at fair value on a nonrecurring basis at December 31, 2016 and 2015, are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment when appropriate. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2016:
Impaired loans:
Residential mortgages - closed end	$1,009	$-	$-	$1,009

December 31, 2015:
Residential mortgages held-for-sale:
Closed end	$25	$-	$-	$25
Revolving home equity	80	-	-	80
	$105	$-	$-	$105
Impaired loans:
Residential mortgages - closed end	$119	$-	$-	$119

The impaired loans set forth in the preceding table had principal balances of $1,491,000 and $152,000 at December 31, 2016 and 2015, respectively, and valuation allowances of $482,000 and $33,000, respectively. During the years ended December 31, 2016, 2015 and 2014, the Corporation recorded provisions (credit) for loan losses of $449,000, $27,000 and $(14,000), respectively, for impaired loans measured at fair value.

The residential mortgage loans held-for-sale at December 31, 2015 in the preceding table were accounted for on a nonaccrual basis and carried at fair value. These loans were sold in 2016 at a loss of $5,000.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2016 and 2015.

	Level of	December 31, 2016		December 31, 2015
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$36,929	$36,929	$39,635	$39,635
Held-to-maturity securities	Level 2	9,904	10,154	12,366	12,905
Held-to-maturity securities	Level 3	1,483	1,483	2,005	2,005
Loans	Level 3	2,514,355	2,472,849	2,220,808	2,203,418
Restricted stock	Level 1	31,763	31,763	28,435	28,435
Accrued interest receivable:
Investment securities	Level 2	4,564	4,564	4,403	4,403
Loans	Level 3	6,418	6,418	5,501	5,501

Financial Liabilities:
Checking deposits	Level 1	808,311	808,311	777,994	777,994
Savings, NOW and money market deposits	Level 1	1,519,749	1,519,749	1,195,968	1,195,968
Time deposits	Level 2	280,657	282,024	310,713	313,331
Short-term borrowings	Level 1	207,012	207,012	211,502	211,502
Long-term debt	Level 2	379,212	375,003	365,712	364,935
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	160	160	43	43
Time deposits	Level 2	25	25	3,224	3,224
Short-term borrowings	Level 1	8	8	3	3
Long-term debt	Level 2	590	590	669	669

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

Restricted stock. The recorded book value of FHLB stock and FRB stock is their fair value because the stock is redeemable at cost.

Deposit liabilities. The fair value of deposits with no stated maturity, such as checking deposits, money market deposits, NOW accounts and savings deposits, is equal to their recorded book value. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate at which the Bank could currently replace these deposits with wholesale borrowings from the FHLB.

Borrowed funds. For short-term borrowings maturing within ninety days, the recorded book value is a reasonable estimate of fair value. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate at which the Bank could currently replace these borrowings with wholesale borrowings from the FHLB.

Accrued interest receivable and payable. For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Off-balance-sheet Items. The fair value of off-balance-sheet items is not considered to be material.

NOTE N – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands)
Assets:
Cash and due from banks	$1,372	$2,351
Investment in subsidiary bank, at equity	306,107	249,260
Prepaid income taxes	123	719
Deferred income tax benefits	1,548	1,464
Other assets	68	4
	$309,218	$253,798
Liabilities:
Other liabilities	$20	$39
Cash dividends payable	3,368	2,823
	3,388	2,862

Stockholders' equity:
Common stock	2,370	1,412
Surplus	101,738	56,931
Retained earnings	203,326	185,069
	307,434	243,412
Accumulated other comprehensive income (loss), net of tax	(1,604)	7,524
	305,830	250,936
	$309,218	$253,798

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Income:
Dividends from subsidiary bank	$4,500	$7,500	$6,000

Expenses:
Salaries	1,517	1,319	1,511
Other operating expenses	376	541	409
	1,893	1,860	1,920

Income before income taxes	2,607	5,640	4,080
Income tax benefit	(1,181)	(832)	(759)
Income before undistributed earnings of subsidiary bank	3,788	6,472	4,839
Equity in undistributed earnings	27,092	19,418	18,175
Net income	$30,880	$25,890	$23,014

Comprehensive income	$21,752	$22,629	$32,137

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash Flows From Operating Activities:
Net income	$30,880	$25,890	$23,014
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(27,092)	(19,418)	(18,175)
Deferred income tax credit	(84)	(278)	(289)
Tax benefit of stock-based compensation	-	336	224
Stock-based compensation expense	1,517	1,319	1,511
(Increase) decrease in prepaid income taxes	596	(362)	139
(Increase) decrease in other assets	(64)	38	(41)
Increase (decrease) in other liabilities	(19)	39	(12)
Net cash provided by operating activities	5,734	7,564	6,371

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(38,883)	-	-

Cash Flows From Financing Activities:
Repurchase and retirement of common stock	(370)	(287)	(286)
Proceeds from exercise of stock options	906	707	1,055
Proceeds from issuance of common stock, net	43,712	3,870	2,185
Cash dividends paid	(12,078)	(10,759)	(9,736)
Net cash provided by (used in) financing activities	32,170	(6,469)	(6,782)
Net increase (decrease) in cash and cash equivalents*	(979)	1,095	(411)
Cash and cash equivalents, beginning of year	2,351	1,256	1,667
Cash and cash equivalents, end of year	$1,372	$2,351	$1,256

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$3,368	$2,823	$2,642

* Cash and cash equivalents is defined as cash and due from banks and includes, among other things, the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE O – QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
2016
Interest income	$25,107	$25,681	$26,232	$27,103	$104,123
Interest expense	4,406	4,408	4,541	4,647	18,002
Net interest income	20,701	21,273	21,691	22,456	86,121
Provision for loan losses	253	139	1,118	1,970	3,480
Noninterest income before net securities gains	1,754	1,887	1,990	1,880	7,511
Net gains on sales of securities	-	1,844	24	-	1,868
Noninterest expense before debt extinguishment costs	12,431	13,116	11,974	12,814	50,335
Debt extinguishment costs	-	1,756	-	-	1,756
Income before income taxes	9,771	9,993	10,613	9,552	39,929
Income tax expense	2,136	2,264	2,615	2,034	9,049
Net income	7,635	7,729	7,998	7,518	30,880
Earnings per share:
Basic	.36	.34	.34	.32	1.35
Diluted	.35	.34	.34	.31	1.34
Comprehensive income (loss)	10,566	10,966	5,012	(4,792)	21,752

2015
Interest income	$22,058	$22,667	$22,903	$24,507	$92,135
Interest expense	4,252	4,173	3,970	4,134	16,529
Net interest income	17,806	18,494	18,933	20,373	75,606
Provision for loan losses	411	942	1,049	1,915	4,317
Noninterest income before net securities gains	1,956	1,950	1,819	1,709	7,434
Net gains on sales of securities	-	1,133	-	191	1,324
Noninterest expense before debt extinguishment costs	11,147	10,958	11,382	12,120	45,607
Debt extinguishment costs	-	1,084	-	-	1,084
Income before income taxes	8,204	8,593	8,321	8,238	33,356
Income tax expense	1,719	2,317	1,810	1,620	7,466
Net income	6,485	6,276	6,511	6,618	25,890
Earnings per share:
Basic	.31	.30	.31	.31	1.23
Diluted	.31	.30	.31	.31	1.22
Comprehensive income	8,092	670	9,536	4,331	22,629

Adoption of ASU 2016-09 effective January 1, 2016 increased (decreased) quarterly net income for the first through the fourth quarters of 2016 by $205,000, $109,000, ($13,000) and $84,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The First of Long Island Corporation

Glen Head, New York

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited The First of Long Island Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First of Long Island Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First of Long Island Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The First of Long Island Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York

March 15, 2017

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

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, based on the criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on the assessment, management determined that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016 in their report which appears on page 66.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2017 that was filed with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2017 that was filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2017 that was filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2017 that was filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2017 that was filed with the SEC.

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

●     Consolidated Statement of Changes in Stockholders' Equity

●     Consolidated Statements of Cash Flows

●     Notes to Consolidated Financial Statements

●     Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

None applicable.

(a) 3. Listing of Exhibits

See Index of Exhibits that follows.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

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

10.7	Amendment to Supplemental Executive Retirement Program (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed December 19, 2008)
10.8

Special Severance Agreement dated as of February 17, 2014 between The First of Long Island Corporation and Richard P. Perro, Executive Vice President (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed May 12, 2014)

10.9

Special Severance Agreement dated as of February 14, 2011 between The First of Long Island Corporation and Christopher Becker, Executive Vice President (incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed March 16, 2015)

10.10	The First of Long Island Corporation 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 17, 2014)
10.11	The First of Long Island Corporation 2016 Cash Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2016)
21	Subsidiary information included in Part 1, “Business” of this Form 10-K
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 15, 2017	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief Financial Officer & Treasurer (principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III Walter C. Teagle III	Non-executive Chairman of the Board	March 15, 2017

/s/ PAUL T. CANARICK Paul T. Canarick	Director	March 15, 2017

/s/ ALEXANDER L. COVER	Director	March 15, 2017
Alexander L. Cover

/s/ JOHN J. DESMOND	Director	March 15, 2017
John J. Desmond

/s/ HOWARD THOMAS HOGAN JR.	Director	March 15, 2017
Howard Thomas Hogan Jr.

/s/ JOHN T. LANE	Director	March 15, 2017
John T. Lane

/s/ STEPHEN V. MURPHY	Director	March 15, 2017
Stephen V. Murphy

/s/ PETER QUICK	Director	March 15, 2017
Peter Quick

/s/ MILBREY RENNIE TAYLOR	Director	March 15, 2017
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 15, 2017
Eric Tveter

/s/ MICHAEL N. VITTORIO	Director	March 15, 2017
Michael N. Vittorio