Form 10-Q
period 2017-03-31
FIRST OF LONG ISLAND CORP
filed 2017-05-10
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2017
Common stock, $.10 par value per share	24,082,418

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2017	2016

Assets:
Cash and cash equivalents	$48,167	$36,929

Investment securities:
Held-to-maturity, at amortized cost (fair value of $10,296 and $11,637)	10,079	11,387
Available-for-sale, at fair value	747,468	815,299
	757,547	826,686

Loans:
Commercial and industrial	123,175	126,038
Secured by real estate:
Commercial mortgages	1,093,387	1,085,198
Residential mortgages	1,361,871	1,238,431
Home equity lines	87,642	86,461
Consumer and other	9,206	9,293
	2,675,281	2,545,421
Allowance for loan losses	(30,843)	(30,057)
	2,644,438	2,515,364

Restricted stock, at cost	29,183	31,763
Bank premises and equipment, net	34,687	34,361
Bank-owned life insurance	58,446	33,097
Pension plan assets, net	17,350	17,316
Other assets	17,212	14,804
	$3,607,030	$3,510,320
Liabilities:
Deposits:
Checking	$839,131	$808,311
Savings, NOW and money market	1,616,467	1,519,749
Time, $100,000 and over	187,143	178,918
Time, other	104,853	101,739
	2,747,594	2,608,717

Short-term borrowings	139,484	207,012
Long-term debt	390,212	379,212
Accrued expenses and other liabilities	12,143	9,481
Deferred income taxes payable	1,165	68
	3,290,598	3,204,490

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares;
Issued and outstanding, 23,901,707 and 23,699,107 shares	2,390	2,370
Surplus	105,971	101,738
Retained earnings	209,051	203,326
	317,412	307,434
Accumulated other comprehensive loss, net of tax	(980)	(1,604)
	316,432	305,830
	$3,607,030	$3,510,320

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016

Interest and dividend income:
Loans	$22,919	$19,814
Investment securities:
Taxable	2,202	1,890
Nontaxable	3,377	3,403
	28,498	25,107
Interest expense:
Savings, NOW and money market deposits	1,491	933
Time deposits	1,188	1,375
Short-term borrowings	389	124
Long-term debt	1,770	1,974
	4,838	4,406
Net interest income	23,660	20,701
Provision for loan losses	788	253
Net interest income after provision for loan losses	22,872	20,448

Noninterest income:
Investment Management Division income	522	476
Service charges on deposit accounts	703	634
Net gains on sales of securities	57	-
Other	838	644
	2,120	1,754
Noninterest expense:
Salaries	5,924	5,578
Employee benefits	1,809	1,669
Occupancy and equipment	2,521	2,377
Other	2,760	2,807
	13,014	12,431

Income before income taxes	11,978	9,771
Income tax expense	2,897	2,136
Net income	$9,081	$7,635

Earnings per share:
Basic	$.38	$.36
Diluted	$.38	$.35

Cash dividends declared per share	$.14	$.13

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016

Net income	$9,081	$7,635

Other comprehensive income:
Change in net unrealized holding gains on available-for-sale securities	1,071	5,142
Change in funded status of pension plan	5	61
Other comprehensive income before income taxes	1,076	5,203
Income tax expense	452	2,272
Other comprehensive income	624	2,931
Comprehensive income	$9,705	$10,566

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2017
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total

Balance, January 1, 2017	23,699,107	$2,370	$101,738	$203,326	$(1,604)	$305,830
Net income				9,081		9,081
Other comprehensive income					624	624
Repurchase of common stock	(19,339)	(2)	(525)			(527)
Common stock issued under stock compensation plans	75,219	7	142			149
Common stock issued under dividend reinvestment and stock purchase plan	146,720	15	3,869			3,884
Stock-based compensation			747			747
Cash dividends declared				(3,356)		(3,356)
Balance, March 31, 2017	23,901,707	$2,390	$105,971	$209,051	$(980)	$316,432

	Three Months Ended March 31, 2016
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total

Balance, January 1, 2016	14,116,677	$1,412	$56,931	$185,069	$7,524	$250,936
Net income				7,635		7,635
Other comprehensive income					2,931	2,931
Repurchase of common stock	(13,393)	(1)	(369)			(370)
Common stock issued under stock compensation plans	58,469	5	215			220
Common stock issued under dividend reinvestment and stock purchase plan	50,601	5	1,424			1,429
Stock-based compensation			508			508
Cash dividends declared				(2,853)		(2,853)
Balance, March 31, 2016	14,212,354	$1,421	$58,709	$189,851	$10,455	$260,436

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2017	2016

Cash Flows From Operating Activities:
Net income	$9,081	$7,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	788	253
Provision for deferred income taxes	645	817
Depreciation and amortization	824	848
Premium amortization on investment securities, net	838	920
Net gains on sales of securities	(57)	-
Net loss on sales of loans held-for-sale	-	5
Stock-based compensation expense	747	508
Common stock issued in lieu of cash for director fees	13	-
Accretion of cash surrender value on bank-owned life insurance	(349)	(234)
Pension expense (credit)	(29)	4
Increase in other assets	(2,408)	(1,268)
Increase (decrease) in accrued expenses and other liabilities	2,624	(3,724)
Net cash provided by operating activities	12,717	5,764

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale investment securities	40,011	-
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	1,331	812
Available-for-sale	34,753	22,369
Purchases of available-for-sale investment securities	(6,666)	(65,438)
Proceeds from sales of loans held-for-sale	-	100
Net increase in loans	(129,862)	(60,954)
Net decrease in restricted stock	2,580	7,943
Purchases of premises and equipment, net	(1,150)	(1,504)
Purchase of bank-owned life insurance	(25,000)	-
Net cash used in investing activities	(84,003)	(96,672)

Cash Flows From Financing Activities:
Net increase in deposits	138,877	271,328
Net decrease in short-term borrowings	(67,528)	(199,692)
Proceeds from long-term debt	11,000	23,500
Proceeds from issuance of common stock, net	3,884	1,429
Proceeds from exercise of stock options	136	220
Repurchase and retirement of common stock	(527)	(370)
Cash dividends paid	(3,318)	(2,821)
Net cash provided by financing activities	82,524	93,594

Net increase in cash and cash equivalents	11,238	2,686
Cash and cash equivalents, beginning of year	36,929	39,635
Cash and cash equivalents, end of period	$48,167	$42,321

Supplemental Information:
Cash paid for:
Interest	$4,872	$7,426
Income taxes	260	694
Noncash investing and financing activities:
Cash dividends payable	3,406	2,855

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

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly owned subsidiaries: FNY Service Corp., an investment company, and The First of Long Island Agency, Inc., a licensed insurance agency under the laws of the State of New York. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

The consolidated financial information included herein as of and for the periods ended March 31, 2017 and 2016 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2016 consolidated balance sheet was derived from the Corporation's December 31, 2016 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

In the fourth quarter of 2016, the Corporation adopted Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting.” Earnings for the first three quarters of 2016 were adjusted retroactively to reflect the adoption of the ASU effective as of January 1, 2016. The ASU increased net income in the first quarters of 2017 and 2016 through credits to income tax expense by $285,000 and $205,000, respectively.

2 – EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Net income	$9,081	$7,635
Income allocated to participating securities (1)	34	32
Income allocated to common stockholders	$9,047	$7,603

Weighted average:
Common shares	23,858,640	21,275,579
Dilutive stock options and restricted stock units (1)	264,305	274,683
	24,122,945	21,550,262
Earnings per share:
Basic	$.38	$.36
Diluted	.38	.35

(1) Restricted stock units (“RSUs”) awarded in 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs are considered to participate with common stock in the earnings of the Corporation and, therefore, the Corporation is required to calculate basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings.

3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income for the Corporation consists of unrealized holding gains or losses on available-for-sale securities and changes in the funded status of the Bank’s defined benefit pension plan, both net of related income taxes. Accumulated other comprehensive income or loss is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income and the related tax effects are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$1,128	$5,142
Reclassification adjustment for gains included in net income (1)	(57)	-
Change in net unrealized holding gains on available-for-sale securities	1,071	5,142
Tax effect	450	2,298
	621	2,844

Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	5	61
Tax effect	2	(26)
	3	87
Other comprehensive income	$624	$2,931

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

(2) Represents the amortization into expense of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is included in net periodic pension cost (see Note 7) and in the consolidated statements of income in the line item, “Employee benefits.” The related income tax expense is included in the consolidated statements of income in the line item, “Income tax expense.”

The following table sets forth the components of accumulated other comprehensive loss, net of tax:

		Current
	Balance	Period	Balance
	12/31/16	Change	3/31/17
	(in thousands)
Unrealized holding gains on available-for-sale securities	$1,654	$621	$2,275
Unrealized actuarial losses on pension plan	(3,258)	3	(3,255)
Accumulated other comprehensive loss, net of tax	$(1,604)	$624	$(980)

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$9,180	$154	$-	$9,334
Pass-through mortgage securities	349	31	-	380
Collateralized mortgage obligations	550	32	-	582
	$10,079	$217	$-	$10,296
Available-for-Sale Securities:
State and municipals	$438,399	$10,681	$(3,040)	$446,040
Pass-through mortgage securities	166,606	133	(2,759)	163,980
Collateralized mortgage obligations	138,767	216	(1,535)	137,448
	$743,772	$11,030	$(7,334)	$747,468

	December 31, 2016
Held-to-Maturity Securities:
State and municipals	$10,419	$177	$-	$10,596
Pass-through mortgage securities	361	33	-	394
Collateralized mortgage obligations	607	40	-	647
	$11,387	$250	$-	$11,637
Available-for-Sale Securities:
State and municipals	$444,154	$10,137	$(3,631)	$450,660
Pass-through mortgage securities	188,527	156	(2,874)	185,809
Collateralized mortgage obligations	179,993	862	(2,025)	178,830
	$812,674	$11,155	$(8,530)	$815,299

At March 31, 2017 and December 31, 2016, investment securities with a carrying value of $452,298,000 and $415,419,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2017 and December 31, 2016.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2017
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$97,489	$(3,021)	$1,534	$(19)	$99,023	$(3,040)
Pass-through mortgage securities	156,715	(2,759)	-	-	156,715	(2,759)
Collateralized mortgage obligations	105,143	(1,347)	7,144	(188)	112,287	(1,535)
Total temporarily impaired	$359,347	$(7,127)	$8,678	$(207)	$368,025	$(7,334)

	December 31, 2016
State and municipals	$117,181	$(3,631)	$-	$-	$117,181	$(3,631)
Pass-through mortgage securities	175,000	(2,874)	-	-	175,000	(2,874)
Collateralized mortgage obligations	125,424	(1,820)	7,737	(205)	133,161	(2,025)
Total temporarily impaired	$417,605	$(8,325)	$7,737	$(205)	$425,342	$(8,530)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Proceeds	$40,011	$-

Gross gains	$366	$-
Gross losses	(309)	-
Net gain	$57	$-

Income tax expense related to the net realized gains for the three months ended March 31, 2017 was $24,000.

Sales of Held-to-Maturity Securities. There were no sales of held-to-maturity securities during the three months ended March 31, 2017 and 2016.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at March 31, 2017 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$4,026	$4,057
After 1 through 5 years	4,266	4,382
After 5 through 10 years	888	895
After 10 years	-	-
Mortgage-backed securities	899	962
	$10,079	$10,296
Available-for-Sale Securities:
Within one year	$15,264	$15,447
After 1 through 5 years	75,845	78,649
After 5 through 10 years	170,480	173,676
After 10 years	176,810	178,268
Mortgage-backed securities	305,373	301,428
	$743,772	$747,468

5 – LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	March 31, 2017
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$65	$123,110	$123,175	$-	$1,527	$1,527
Commercial mortgages:
Multifamily	-	597,584	597,584	-	5,806	5,806
Other	-	390,375	390,375	-	4,303	4,303
Owner-occupied	549	104,879	105,428	-	998	998
Residential mortgages:
Closed end	884	1,360,987	1,361,871	44	16,714	16,758
Revolving home equity	1,760	85,882	87,642	513	826	1,339
Consumer and other	-	9,206	9,206	-	112	112
	$3,258	$2,672,023	$2,675,281	$557	$30,286	$30,843

	December 31, 2016
Commercial and industrial	$131	$125,907	$126,038	$-	$1,408	$1,408
Commercial mortgages:
Multifamily	-	610,385	610,385	-	6,119	6,119
Other	-	371,142	371,142	-	4,296	4,296
Owner-occupied	558	103,113	103,671	-	959	959
Residential mortgages:
Closed end	856	1,237,575	1,238,431	45	15,695	15,740
Revolving home equity	1,770	84,691	86,461	482	919	1,401
Consumer and other	-	9,293	9,293	-	134	134
	$3,315	$2,542,106	$2,545,421	$527	$29,530	$30,057

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016.

	Balance at 1/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/17
	(in thousands)
Commercial and industrial	$1,408	$6	$3	$122	$1,527
Commercial mortgages:
Multifamily	6,119	-	-	(313)	5,806
Other	4,296	-	-	7	4,303
Owner-occupied	959	-	-	39	998
Residential mortgages:
Closed end	15,740	-	1	1,017	16,758
Revolving home equity	1,401	-	-	(62)	1,339
Consumer and other	134	-	-	(22)	112
	$30,057	$6	$4	$788	$30,843

	Balance at 1/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/16
	(in thousands)
Commercial and industrial	$928	$-	$4	$180	$1,112
Commercial mortgages:
Multifamily	6,858	-	-	(53)	6,805
Other	3,674	-	-	179	3,853
Owner-occupied	1,047	-	-	46	1,093
Residential mortgages:
Closed end	13,639	-	8	(4)	13,643
Revolving home equity	1,016	-	3	(92)	927
Consumer and other	94	-	-	(3)	91
	$27,256	$-	$15	$253	$27,524

For individually impaired loans, the following tables set forth by class of loans at March 31, 2017 and December 31, 2016 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2017 and 2016. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Three Months Ended
	March 31, 2017			March 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$65	$65	$-	$99	$2
Commercial mortgages - owner occupied	549	632	-	552	4
Residential mortgages:
Closed end	266	355	-	272	-
Revolving home equity	280	279	-	280	-

With an allowance recorded:
Residential mortgages:
Closed end	618	627	44	621	12
Revolving home equity	1,480	1,480	513	1,483	-

Total:
Commercial and industrial	65	65	-	99	2
Commercial mortgages - owner occupied	549	632	-	552	4
Residential mortgages:
Closed end	884	982	44	893	12
Revolving home equity	1,760	1,759	513	1,763	-
	$3,258	$3,438	$557	$3,307	$18

				Three Months Ended
	December 31, 2016			March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$131	$131	$-	$-	$-
Commercial mortgages - owner-occupied	558	636	-	589	-
Residential mortgages:
Closed end	230	313	-	300	-
Revolving home equity	280	279	-	521	2

With an allowance recorded:
Residential mortgages:
Closed end	626	634	45	3,475	34
Revolving home equity	1,490	1,491	482	-	-

Total:
Commercial and industrial	131	131	-	-	-
Commercial mortgages - owner-occupied	558	636	-	589	-
Residential mortgages:
Closed end	856	947	45	3,775	34
Revolving home equity	1,770	1,770	482	521	2
	$3,315	$3,484	$527	$4,885	$36

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
	(in thousands)
Commercial and industrial	$213	$-	$-	$65	$278	$122,897	$123,175
Commercial mortgages:
Multifamily	-	-	-	-	-	597,584	597,584
Other	-	-	-	-	-	390,375	390,375
Owner-occupied	-	-	-	-	-	105,428	105,428
Residential mortgages:
Closed end	-	1,371	-	266	1,637	1,360,234	1,361,871
Revolving home equity	-	257	-	1,760	2,017	85,625	87,642
Consumer and other	19	-	-	-	19	9,187	9,206
	$232	$1,628	$-	$2,091	$3,951	$2,671,330	$2,675,281

	December 31, 2016
Commercial and industrial	$224	$-	$-	$-	$224	$125,814	$126,038
Commercial mortgages:
Multifamily	-	-	-	-	-	610,385	610,385
Other	-	-	-	-	-	371,142	371,142
Owner-occupied	-	-	621	558	1,179	102,492	103,671
Residential mortgages:
Closed end	881	-	-	230	1,111	1,237,320	1,238,431
Revolving home equity	-	-	-	1,770	1,770	84,691	86,461
Consumer and other	1	-	-	-	1	9,292	9,293
	$1,106	$-	$621	$2,558	$4,285	$2,541,136	$2,545,421

The loans in the preceding table that were past due 90 days or more and still accruing at December 31, 2016 were well secured and in the process of collection. There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at March 31, 2017 or December 31, 2016.

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

During the three months ended March 31, 2017 and 2016, the Bank did not modify any loans in troubled debt restructurings.

At March 31, 2017 and December 31, 2016, the Bank had an allowance for loan losses of $44,000 and $45,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the three months ended March 31, 2017 and 2016 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	March 31, 2017
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial and industrial	$122,528	$582	$-	$65	$-	$123,175
Commercial mortgages:
Multifamily	590,344	-	7,240	-	-	597,584
Other	388,986	1,389	-	-	-	390,375
Owner-occupied	100,317	3,053	1,509	549	-	105,428
	$1,202,175	$5,024	$8,749	$614	$-	$1,216,562

	December 31, 2016
Commercial and industrial	$125,097	$810	$-	$131	$-	$126,038
Commercial mortgages:
Multifamily	603,103	-	7,282	-	-	610,385
Other	369,740	1,402	-	-	-	371,142
Owner-occupied	102,725	389	-	557	-	103,671
	$1,200,665	$2,601	$7,282	$688	$-	$1,211,236

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	March 31, 2017
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$1,358,222	$2,335	$430	$884	$-	$1,361,871
Revolving home equity	84,720	661	501	1,760	-	87,642
Consumer and other	8,497	-	-	-	-	8,497
	$1,451,439	$2,996	$931	$2,644	$-	$1,458,010

	December 31, 2016
Residential mortgages:
Closed end	$1,236,152	$982	$441	$856	$-	$1,238,431
Revolving home equity	84,189	-	501	1,771	-	86,461
Consumer and other	8,614	-	-	-	-	8,614
	$1,328,955	$982	$942	$2,627	$-	$1,333,506

Deposit account overdrafts were $709,000 and $679,000 at March 31, 2017 and December 31, 2016, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

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

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or RSUs. At March 31, 2017, 1,938,649 shares of common stock remain available for issuance of awards under the 2014 Plan of which 457,699 shares remain available for issuance as restricted stock awards or RSUs.

In January 2017, 91,079 RSUs were awarded under the 2014 Plan, including 59,083 performance-based RSUs that will vest based on the financial performance of the Corporation in 2019 and have a maximum payout potential of 1.25 shares of the Corporation’s common stock for each RSU awarded, 31,696 RSUs that will vest in equal annual installments at the end of one, two and three years of service and 300 RSUs that will vest at the end of a three-year service-based vesting period.

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

Fair Value of RSUs. The grant date fair value of RSUs awarded prior to 2016 and in 2017 is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid or accrued on these RSUs. RSUs awarded in 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. The grant date fair value of the 2016 RSU awards is equal to the market price of the shares underlying the awards on the grant date.

Fair Value of Stock Options. The grant date fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $747,000 and $508,000 and recognized related income tax benefits of $314,000 and $213,000 for the three months ended March 31, 2017 and 2016, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of March 31, 2017, and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2017	257,262	$10.61
Exercised	(14,205)	9.58
Forfeited or expired	-	-
Outstanding at March 31, 2017	243,057	$10.67	2.24	$3,981
Exercisable at March 31, 2017	242,457	$10.66	2.23	$3,974

All options outstanding at March 31, 2017 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first quarter of 2017 and 2016 was $255,000 and $152,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of March 31, 2017 and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2017	245,010	$16.52
Granted	91,079	26.27
Converted	(60,534)	17.40
Forfeited	-	-
Outstanding at March 31, 2017	275,555	$19.55	1.64	$7,454
Vested and Convertible at March 31, 2017	-	$-	-	$-

The number of RSUs outstanding at January 1, 2017 in the table above represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted. The performance-based RSUs granted in 2017 have a maximum payout potential of 1.25 shares of the Corporation’s common stock for each RSU awarded. All of the RSUs outstanding at March 31, 2017 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first three months of 2017 and 2016 was $1,650,000 and $1,237,000, respectively.

Unrecognized Compensation Cost. As of March 31, 2017, there was $3,012,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $3,000 for stock options and $3,009,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.4 years, which is based on weighted-average periods of 3.2 years and 1.4 years for stock options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from stock option exercises for the three months ended March 31, 2017 and 2016 was $136,000 and $220,000, respectively. Tax benefits from stock option exercises for the three months ended March 31, 2017 and 2016 were $107,000 and $63,000, respectively.

Other. No cash was used to settle stock options during the first three months of 2017 or 2016. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During the first quarter of 2017, 480 shares of the Corporation’s common stock were issued to a member of the Board of Directors in payment of director fees.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Service cost plus expected expenses and net of expected plan participant contributions	$304	$286
Interest cost	398	396
Expected return on plan assets	(736)	(739)
Amortization of net actuarial loss	5	61
Net pension cost (credit)	$(29)	$4

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017 or 2016.

The fair values of the Corporation’s investment securities designated as available-for-sale at March 31, 2017 and December 31, 2016 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2017:
Available-for-Sale Securities:
State and municipals	$446,040	$-	$446,040	$-
Pass-through mortgage securities	163,980	-	163,980	-
Collateralized mortgage obligations	137,448	-	137,448	-
	$747,468	$-	$747,468	$-

December 31, 2016:
Available-for-Sale Securities:
State and municipals	$450,660	$-	$450,660	$-
Pass-through mortgage securities	185,809	-	185,809	-
Collateralized mortgage obligations	178,830	-	178,830	-
	$815,299	$-	$815,299	$-

Assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016, are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment when appropriate. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
March 31, 2017:
Impaired loan:
Residential mortgage - revolving home equity	$967	$-	$-	$967
December 31, 2016:
Impaired loan:
Residential mortgage - revolving home equity	$1,009	$-	$-	$1,009

The impaired loan set forth in the preceding table had principal balances of $1,480,000 and $1,491,000 at March 31, 2017 and December 31, 2016, respectively, and valuation allowances of $513,000 and $482,000, respectively. During the three months ended March 31, 2017 and 2016, the Corporation recorded provisions (credit) for loan losses of $31,000 and $(9,000), respectively, for impaired loans measured at fair value.

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

	Level of	March 31, 2017		December 31, 2016
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$48,167	$48,167	$36,929	$36,929
Held-to-maturity securities	Level 2	8,596	8,813	9,904	10,154
Held-to-maturity securities	Level 3	1,483	1,483	1,483	1,483
Loans	Level 3	2,643,471	2,594,147	2,514,355	2,472,849
Restricted stock	Level 1	29,183	29,183	31,763	31,763
Accrued interest receivable:
Investment securities	Level 2	4,464	4,464	4,564	4,564
Loans	Level 3	6,700	6,700	6,418	6,418

Financial Liabilities:
Checking deposits	Level 1	839,131	839,131	808,311	808,311
Savings, NOW and money market deposits	Level 1	1,616,467	1,616,467	1,519,749	1,519,749
Time deposits	Level 2	291,996	293,637	280,657	282,024
Short-term borrowings	Level 1	139,484	139,484	207,012	207,012
Long-term debt	Level 2	390,212	387,331	379,212	375,003
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	119	119	160	160
Time deposits	Level 2	27	27	25	25
Short-term borrowings	Level 1	4	4	8	8
Long-term debt	Level 2	598	598	590	590

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

9 - IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list and should be read in conjunction with the disclosure of issued but not yet effective accounting standards in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans or other types of benefits accounted for under Topic 715. The ASU requires, among other things, that an employer disaggregate the service cost component from other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued. Management currently believes that implementation of ASU 2017-07 in 2018 will result in reclassifications between certain noninterest income and noninterest expense categories, but that the amendments in the ASU will not have a material impact on the Corporation’s financial position, results of operations or disclosures.

In March 2017, the FASB issued ASU 2017-08 “Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. The amendments shorten the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of ASU 2017-08 will not have a material impact on the Corporation’s financial position, results of operations or disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. Although the Bank’s primary service area is currently Nassau and Suffolk Counties, Long Island, it does have two commercial banking branches in Manhattan, three full service branches in Queens and one in Brooklyn. Expansion of the Bank’s branch distribution system, particularly in the New York City boroughs of Queens and Brooklyn, is an ongoing initiative.

Overview

Net income and earnings per share for the first quarter of 2017 were $9.1 million and $.38, respectively, representing increases over the same period last year of 18.9% and 8.6%, respectively. Dividends per share increased 7.7%, from $.13 for the first three months of 2016 to $.14 for the current three-month period. Returns on average assets (ROA) and average equity (ROE) for the first three months of 2017 were 1.02% and 11.75%, respectively, versus .97% and 11.94%, respectively, for the same period last year. Book value per share increased from $12.90 at year-end 2016 to $13.24 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remains excellent and the mortgage pipeline at quarter-end was strong at $154 million.

Analysis of First Quarter Earnings. Net income for the first quarter of 2017 was $9.1 million, an increase of $1.4 million, or 18.9%, over the same quarter last year. The increase is primarily attributable to increases in net interest income of $3.0 million, or 14.3%, and noninterest income of $366,000, partially offset by increases in the provision for loan losses of $535,000, noninterest expense of $583,000 and income tax expense of $761,000.

The increase in net interest income was primarily driven by growth in average interest-earning assets of $401.9 million, or 13.1%. Average interest-earning assets grew due to increases in the average balances of loans and securities. The growth in loans and securities was funded by growth in the average balances of noninterest-bearing checking deposits, interest-bearing deposits, short-term borrowings and stockholders’ equity. Net interest margin was 2.92% for the first quarter of 2017, essentially unchanged as compared to 2.93% for the first quarter of 2016.

The $366,000 increase in noninterest income is primarily attributable to increases in cash value accretion on bank-owned life insurance, service charges on deposit accounts, securities gains, Investment Management Division income and real estate tax refunds.

The $535,000 increase in the provision for loan losses is largely due to more loan growth in the current quarter. Loans grew $129.9 million in the first quarter of 2017 versus $61.0 million in the same quarter last year. The impact of loan growth on the provision in each quarter was partially offset by improved economic conditions and, in the first quarter of 2016, a reduction in historical loss rates.

The $583,000 increase in noninterest expense is primarily attributable to increases in salaries, employee benefits expense, occupancy and equipment expense, and legal and consulting expense, partially offset by decreases in FDIC insurance expense and computer and telecommunications expense.

The $761,000 increase in income tax expense is mainly attributable to higher pre-tax earnings in the current quarter and an increase in the effective tax rate from 21.9% in the 2016 quarter to 24.2% in the current quarter.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased 3 basis points from 1.18% at year-end 2016 to 1.15% at March 31, 2017. The decrease is primarily due to adjustments to certain qualitative factors to reflect improved economic conditions. The provision for loan losses was $788,000 and $253,000 in the first quarter of 2017 and 2016, respectively. The amount of the provision in each quarter was driven mainly by loan growth, offset by improved economic conditions and, in the first quarter of 2016, further offset by a reduction in the historical loss component of the allowance for loan losses.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $2.1 million, or .08% of total loans outstanding at March 31, 2017, compared to $2.6 million, or .10%, at December 31, 2016. The decrease was primarily attributable to two loans accounted for as troubled debt restructurings being returned to accrual status based on the demonstrated ability of the borrowers to service their debt. Troubled debt restructurings amounted to $1.5 million, or .05% of total loans outstanding at March 31, 2017. Of the troubled debt restructurings, $1.2 million are performing in accordance with their modified terms and $286,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $1.9 million, or .07% of total loans outstanding, at March 31, 2017, compared to $1.1 million, or .04%, at December 31, 2016. Management does not believe that the increase in loans past due 30 to 89 days is indicative of a deterioration in the overall credit quality of the Bank’s loan portfolio.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 58% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

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

The Bank’s growing branch distribution system currently consists of 47 branches in Nassau and Suffolk Counties, Long Island and the boroughs of Queens, Brooklyn and Manhattan. The Bank expects to open four more branches in the next 12 months and continues to evaluate sites for further branch expansion. One of the new branches will be in East Setauket, Long Island, one will be in Queens and two will be in Brooklyn. In addition to loan and deposit growth, management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

Challenges We Face. Since December 2015, there have been three 25 basis point increases in the federal funds target rate to its current level of .75% to 1%. Further increases are expected and could exert upward pressure on non-maturity deposit rates. At the same time, intermediate and long-term interest rates remain relatively low resulting in suboptimal investing and lending rates. Additionally, there is significant price competition for loans in the Bank’s marketplace and little room for the Bank to reduce its deposit rates. These factors will make it difficult to improve net interest margin and could result in a decline in net interest margin from its current level and inhibit earnings growth for the foreseeable future.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. The President has indicated that regulatory relief and tax reform will be forthcoming, but the timing, magnitude and impact of any such changes are yet to be determined. In the current environment, banking regulators are increasingly concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels, cyber security and, as of late, predatory sales practices. Regulatory requirements and enhanced oversight are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

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

	Three Months Ended March 31,
	2017			2016
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(dollars in thousands)
Assets:
Interest-earning bank balances	$25,240	$52	.84%	$29,131	$38	.52%
Investment securities:
Taxable	381,352	2,150	2.26	324,428	1,852	2.28
Nontaxable (1)	454,957	5,195	4.57	455,961	5,235	4.59
Loans (1)	2,618,352	22,922	3.50	2,268,449	19,817	3.49
Total interest-earning assets	3,479,901	30,319	3.49	3,077,969	26,942	3.50
Allowance for loan losses	(30,703)			(27,703)
Net interest-earning assets	3,449,198			3,050,266
Cash and due from banks	31,892			30,230
Premises and equipment, net	34,589			30,557
Other assets	79,281			57,938
	$3,594,960			$3,168,991

Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,579,338	1,491	.38	$1,336,350	933	.28
Time deposits	282,749	1,188	1.70	309,577	1,375	1.79
Total interest-bearing deposits	1,862,087	2,679	.58	1,645,927	2,308	.56
Short-term borrowings	194,189	389	.81	92,208	124	.54
Long-term debt	380,621	1,770	1.89	382,470	1,974	2.08
Total interest-bearing liabilities	2,436,897	4,838	.81	2,120,605	4,406	.84
Checking deposits	836,519			774,549
Other liabilities	8,068			16,741
	3,281,484			2,911,895
Stockholders' equity	313,476			257,096
	$3,594,960			$3,168,991

Net interest income (1)		$25,481			$22,536
Net interest spread (1)			2.68%			2.66%
Net interest margin (1)			2.92%			2.93%

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

	Three Months Ended March 31,
	2017 Versus 2016
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-earning bank balances	$(6)	$22	$(2)	$14
Investment securities:
Taxable	322	(19)	(5)	298
Nontaxable	(14)	(26)	-	(40)
Loans	3,028	32	45	3,105
Total interest income	3,330	9	38	3,377

Interest Expense:
Savings, NOW & money market deposits	157	319	82	558
Time deposits	(127)	(77)	17	(187)
Short-term borrowings	135	60	70	265
Long-term debt	(22)	(192)	10	(204)
Total interest expense	143	110	179	432
Increase (decrease) in net interest income	$3,187	$(101)	$(141)	$2,945

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first quarter of 2017 was $25.5 million, an increase of $2.9 million, or 13.1%, over $22.5 million for the first quarter of 2016. The increase resulted primarily from an increase in average interest-earning assets of $401.9 million, or 13.1%, partially offset by a one basis point decline in net interest margin from 2.93% to 2.92%.

The increase in average interest-earning assets is comprised of growth in the average balances of loans of $349.9 million, or 15.4%, and securities of $55.9 million, or 7.2%. Although most of the loan growth occurred in mortgage loans, commercial and industrial loans also grew with an increase in average outstandings of $30.8 million, or 32.5%. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, the introduction of new loan products, advertising campaigns and broker and correspondent relationships for both residential and commercial mortgages.

The growth in loans and securities was funded by growth in the average balances of noninterest-bearing checking deposits of $62.0 million, or 8.0%, interest-bearing deposits of $216.2 million, or 13.1%, short-term borrowings of $102.0 million and stockholders’ equity of $56.4 million. A substantial contributor to the growth in deposits was new branch openings. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth. A substantial contributor to the growth in stockholders’ equity was $35.3 million of capital raised in an underwritten public offering completed in May 2016.

Net interest margin of 2.92% for the first quarter of 2017 remained essentially unchanged as compared to 2.93% in the same quarter last year. The current level of net interest margin reflects the low interest rate environment that has persisted for an extended period of time. On a going forward basis, if available yields for loans and securities, prepayment penalties and the cost of deposits and borrowings remain at current levels, net interest margin is not expected to meaningfully decline. This expectation is based on the fact that significant portions of the Bank’s mortgage loan and securities portfolios were originated or purchased in a low rate environment at yields similar to those currently available.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income increased $366,000, or 20.9%, when comparing the first quarter of 2017 to the same period last year. The increase is primarily attributable to increases in cash value accretion on bank-owned life insurance of $116,000, service charges on deposit accounts of $69,000, securities gains of $57,000, Investment Management Division income of $46,000 and real estate tax refunds of $33,000. Cash value accretion increased because of purchases of bank-owned life insurance during the first quarter of 2017 with an initial cash value of $25.0 million. The increase in service charges on deposit accounts is due to higher deposit account overdraft and maintenance and activity charges. Securities gains of $57,000 in the current quarter resulted from a deleveraging transaction involving the sale of approximately $40.0 million of available-for-sale mortgage-backed securities and use of the proceeds to pay down short-term borrowings. If interest rates remain at current levels, this transaction will reduce the Bank’s net interest income on a going forward basis. However, it will improve the Bank’s Tier 1 leverage capital ratio and, more importantly, reduces the Bank’s exposure to increasing interest rates. Investment Management Division income increased because of increases in assets under management resulting principally from improved equity market conditions.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $583,000, or 4.7%, when comparing the first quarter of 2017 to the same period last year. The increase is primarily attributable to increases in salaries of $346,000, or 6.2%, employee benefits expense of $140,000, or 8.4%, occupancy and equipment expense of $144,000, or 6.1%, and legal and consulting expense of $92,000. The impact of these items was partially offset by decreases in FDIC insurance expense of $118,000 and computer and telecommunications expense of $93,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense resulted primarily from increases in incentive compensation cost of $99,000 and group health insurance expense of $71,000, partially offset by a decrease in retirement plan expense of $59,000. The increase in health insurance expense resulted from increases in staff count and the rates being charged by insurance carriers. The increase in occupancy and equipment expense includes the operating costs of new branches and increases in maintenance and repairs expense and the cost of servicing equipment. The decrease in FDIC insurance expense is attributable to lower FDIC assessment rates effective July 1, 2016 partially offset by a growth-related increase in the assessment base. The decrease in computer and telecommunications expense reflects cost savings arising from renegotiation of the Bank's data processing contract in the fourth quarter of 2016 and the elimination of phone lines due to the installation of a new phone system.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 24.2% for the first quarter of 2017 compared to 21.9% for the same period last year. The increase in the effective tax rate was primarily due to a decline in the percentage of pre-tax book income represented by income on tax-exempt securities and state taxes in additional jurisdictions. The impact of these items on the effective tax rate was partially offset by the tax benefit derived from the first quarter of 2017 purchase of bank-owned life insurance and the additional tax benefit derived in the current quarter from vesting and exercise of stock awards. The $761,000 increase in income tax expense in the first quarter of 2017 reflects the aforementioned increase in the effective tax rate and higher pre-tax earnings in the current quarter.

In the fourth quarter of 2016, the Corporation adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” Earnings for the first quarter of 2016 were adjusted retroactively to reflect the adoption of the ASU effective as of January 1, 2016. The ASU increased net income in the first quarters of 2017 and 2016 through credits to income tax expense by $285,000 and $205,000, respectively.

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

The Bank’s Allowance for Loan and Lease Losses Committee (“ALLL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Board Loan Committee reviews and approves the Bank’s Loan Policy at least once each calendar year. The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency whose safety and soundness examination includes a determination as to the adequacy of the allowance for loan losses to absorb probable incurred losses.

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

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$286	$788
Other	1,805	1,770
Total nonaccrual loans	2,091	2,558
Loans past due 90 days or more and still accruing	-	621
Other real estate owned	-	-
Total nonperforming assets	2,091	3,179
Troubled debt restructurings - performing	1,167	757
Total risk elements	$3,258	$3,936

Nonaccrual loans as a percentage of total loans	.08%	.10%
Nonperforming assets as a percentage of total loans and other real estate owned	.08%	.12%
Risk elements as a percentage of total loans and other real estate owned	.12%	.15%

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

The allowance for loan losses increased $786,000 during the first quarter of 2017, amounting to $30.8 million, or 1.15% of total loans, at March 31, 2017, compared to $30.1 million, or 1.18% of total loans, at December 31, 2016. During the first quarter of 2017, the Bank had loan chargeoffs of $6,000, recoveries of $4,000 and recorded a provision for loan losses of $788,000. During the first quarter of 2016, the Bank had no loan chargeoffs, recoveries of $15,000 and recorded a provision for loan losses of $253,000. The amount of the provision in each quarter was mainly driven by loan growth, offset by improved economic conditions and, in the first quarter of 2016, further offset by a reduction in the historical loss component of the allowance for loan losses.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at March 31, 2017. Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first quarter of 2017, the Corporation’s cash and cash equivalent position increased by $11.2 million, from $36.9 million at December 31, 2016 to $48.2 million at March 31, 2017. The increase occurred primarily because cash provided by deposit growth, an increase in long-term debt, paydowns and sales of securities, paydowns of loans and operations exceeded cash used to repay short-term borrowings, originate loans and purchase bank-owned life insurance and securities.

Securities decreased $69.1 million during the first quarter of 2017, from $826.7 million at year-end 2016 to $757.5 million at March 31, 2017. The decrease is mainly attributable to the sale of approximately $40.0 million of available-for-sale mortgage-backed securities and maturities and redemptions of $36.1 million, partially offset by purchases of $6.7 million of available-for-sale securities during the period.

During the first quarter of 2017, total deposits grew $138.9 million, or 5.3%, to $2.7 billion at March 31, 2017. The increase was attributable to growth in savings, NOW and money market deposits of $96.7 million, or 6.4%, noninterest-bearing checking balances of $30.8 million and time deposits of $11.3 million. The growth in deposits is mainly attributable to new branch openings and an increase in municipal deposit balances.

Borrowings include Federal Home Loan Bank (“FHLB”) borrowings and liabilities under repurchase agreements. Total borrowings decreased $56.5 million, or 9.6%, during the first quarter of 2017. The decrease is attributable to a reduction in short-term borrowings of $67.5 million, partially offset by an increase in long-term debt of $11.0 million. The decrease in short-term borrowings during the quarter was funded by the aforementioned sale of available-for-sale securities. Long-term debt totaled $390.2 million at March 31, 2017, representing 74% of total borrowings at quarter-end. The Bank’s long-term fixed-rate borrowing position and time deposits are intended to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At March 31, 2017, the Bank had approximately $295 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the FHLB of New York, and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.6 billion at March 31, 2017.

Capital

Stockholders’ equity totaled $316.4 million at March 31, 2017, an increase of $10.6 million from $305.8 million at December 31, 2016. The increase resulted primarily from net income of $9.1 million and the issuance of shares under the Corporation’s Dividend Reinvestment and Stock Purchase Plan of $3.9 million, partially offset by cash dividends declared of $3.4 million.

During the first quarter of 2017, the Corporation’s Board of Directors increased the amount of stock that an individual can purchase on a quarterly basis under the stock purchase component of the Dividend Reinvestment and Stock Purchase Plan from $50,000 to $75,000. This change is intended to provide additional capital that can be used to accommodate further balance sheet growth.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of the Corporation and the Bank as of March 31, 2017 are as follows:

	Corporation	Bank
Tier 1 leverage	8.82%	8.86%
Common Equity Tier 1 risk-based	14.92%	15.01%
Tier 1 risk-based	14.92%	15.01%
Total risk-based	16.17%	16.26%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.25% applicable to the Bank for 2017, and the Bank was well capitalized under the prompt corrective action provisions at March 31, 2017.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at March 31, 2017 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending March 31, 2018 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are derived using a base case average life by product as determined by a nonmaturity deposit study conducted in 2015 and the current mix of deposits.

The rate change information in the following table shows estimates of net interest income on a tax-equivalent basis for the year ending March 31, 2018 and calculations of EVE at March 31, 2017 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2017		Year Ending March 31, 2018
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$326,387	-20.0%	$93,994	-9.2%
+ 200 basis point rate shock	389,733	-4.5%	98,352	-5.0%
+ 100 basis point rate shock	404,051	-1.0%	101,086	-2.3%
Base case (no rate change)	408,208	-	103,501	-
- 100 basis point rate shock	361,273	-11.5%	100,463	-2.9%

Any of the rate shock scenarios shown in the preceding table could negatively impact the Bank’s net interest income for the year ending March 31, 2018. The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further. In the shock up 100, 200 or 300 basis point scenarios the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, in Part I under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

3(ii)	Bylaws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed April 25, 2017)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350

101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 10, 2017	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)