Form 10-Q
period 2017-06-30
FIRST OF LONG ISLAND CORP
filed 2017-08-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Emerging growth company ☐
Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 31, 2017
Common stock, $.10 par value per share	24,382,495

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2017	2016

Assets:
Cash and cash equivalents	$56,710	$36,929

Investment securities:
Held-to-maturity, at amortized cost (fair value of $9,372 and $11,637)	9,201	11,387
Available-for-sale, at fair value	739,573	815,299
	748,774	826,686
Loans:
Commercial and industrial	123,791	126,038
Secured by real estate:
Commercial mortgages	1,128,454	1,085,198
Residential mortgages	1,427,555	1,238,431
Home equity lines	88,392	86,461
Consumer and other	5,864	9,293
	2,774,056	2,545,421
Allowance for loan losses	(32,136)	(30,057)
	2,741,920	2,515,364

Restricted stock, at cost	30,530	31,763
Bank premises and equipment, net	35,654	34,361
Bank-owned life insurance	58,842	33,097
Pension plan assets, net	17,384	17,316
Other assets	15,480	14,804
	$3,705,294	$3,510,320
Liabilities:
Deposits:
Checking	$850,316	$808,311
Savings, NOW and money market	1,647,281	1,519,749
Time, $100,000 and over	203,825	178,918
Time, other	114,186	101,739
	2,815,608	2,608,717

Short-term borrowings	136,017	207,012
Long-term debt	412,362	379,212
Accrued expenses and other liabilities	9,061	9,481
Deferred income taxes payable	1,971	68
	3,375,019	3,204,490
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares;
Issued and outstanding, 24,129,266 and 23,699,107 shares	2,413	2,370
Surplus	111,569	101,738
Retained earnings	214,787	203,326
	328,769	307,434
Accumulated other comprehensive income (loss), net of tax	1,506	(1,604)
	330,275	305,830
	$3,705,294	$3,510,320

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016

Interest and dividend income:
Loans	$46,637	$40,055	$23,718	$20,241
Investment securities:
Taxable	4,077	3,910	1,875	2,020
Nontaxable	6,754	6,823	3,377	3,420
	57,468	50,788	28,970	25,681
Interest expense:
Savings, NOW and money market deposits	3,065	2,343	1,574	1,410
Time deposits	2,549	2,674	1,361	1,299
Short-term borrowings	729	131	340	7
Long-term debt	3,672	3,666	1,902	1,692
	10,015	8,814	5,177	4,408
Net interest income	47,453	41,974	23,793	21,273
Provision for loan losses	2,081	392	1,293	139
Net interest income after provision for loan losses	45,372	41,582	22,500	21,134

Noninterest income:
Investment Management Division income	1,050	990	528	514
Service charges on deposit accounts	1,394	1,290	691	656
Net gains on sales of securities	58	1,844	1	1,844
Other	1,967	1,361	1,129	717
	4,469	5,485	2,349	3,731
Noninterest expense:
Salaries	11,862	11,049	5,938	5,471
Employee benefits	3,591	3,449	1,782	1,780
Occupancy and equipment	5,021	4,579	2,500	2,202
Debt extinguishment	—	1,756	—	1,756
Other	5,675	6,470	2,915	3,663
	26,149	27,303	13,135	14,872
Income before income taxes	23,692	19,764	11,714	9,993
Income tax expense	5,478	4,400	2,581	2,264
Net income	$18,214	$15,364	$9,133	$7,729

Earnings per share:
Basic	$.76	$.70	$.38	$.34
Diluted	.75	.69	.37	.34

Cash dividends declared per share	.28	.27	.14	.13

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$18,214	$15,364	$9,133	$7,729

Other comprehensive income:
Change in net unrealized holding gains on available-for-sale securities	5,351	10,653	4,280	5,511
Change in funded status of pension plan	9	122	4	61
Other comprehensive income before income taxes	5,360	10,775	4,284	5,572
Income tax expense	2,250	4,607	1,798	2,335
Other comprehensive income	3,110	6,168	2,486	3,237
Comprehensive income	$21,324	$21,532	$11,619	$10,966

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2017
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2017	23,699,107	$2,370	$101,738	$203,326	$(1,604)	$305,830
Net income				18,214		18,214
Other comprehensive income					3,110	3,110
Shares withheld upon the vesting
and conversion of RSUs	(19,339)	(2)	(525)			(527)
Common stock issued under
stock compensation plans	126,878	13	618			631
Common stock issued under
dividend reinvestment and
stock purchase plan	322,620	32	8,407			8,439
Stock-based compensation			1,331			1,331
Cash dividends declared				(6,753)		(6,753)
Balance, June 30, 2017	24,129,266	$2,413	$111,569	$214,787	$1,506	$330,275

	Six Months Ended June 30, 2016
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total
Balance, January 1, 2016	14,116,677	$1,412	$56,931	$185,069	$7,524	$250,936
Net income				15,364		15,364
Other comprehensive income					6,168	6,168
Common stock issued in public
offering, net of issuance costs	1,300,000	130	35,132			35,262
Shares withheld upon the vesting
and conversion of RSUs	(13,393)	(1)	(369)			(370)
Common stock issued under
stock compensation plans	82,762	8	462			470
Common stock issued under
dividend reinvestment and
stock purchase plan	104,648	10	2,889			2,899
Stock-based compensation			914			914
Cash dividends declared				(5,991)		(5,991)
Balance, June 30, 2016	15,590,694	$1,559	$95,959	$194,442	$13,692	$305,652

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$18,214	$15,364
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,081	392
Provision (credit) for deferred income taxes	(348)	594
Depreciation and amortization	1,713	1,590
Premium amortization on investment securities, net	1,608	1,880
Net gains on sales of securities	(58)	(1,844)
Net loss on sales of loans held-for-sale	—	5
Loss on debt extinguishment	—	1,756
Stock-based compensation expense	1,331	914
Common stock issued in lieu of cash for director fees	27	—
Accretion of cash surrender value on bank-owned life insurance	(745)	(467)
Pension expense (credit)	(59)	9
Increase in other assets	(676)	(2,098)
Decrease in accrued expenses and other liabilities	(501)	(3,138)
Net cash provided by operating activities	22,587	14,957
Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	355	123
Available-for-sale	40,011	40,989
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	3,762	3,384
Available-for-sale	58,931	48,646
Purchases of investment securities:
Held-to-maturity	(1,883)	(1,287)
Available-for-sale	(19,462)	(203,374)
Proceeds from sales of loans held-for-sale	—	100
Net increase in loans	(228,637)	(105,400)
Net decrease in restricted stock	1,233	5,361
Purchases of premises and equipment, net	(3,006)	(2,787)
Purchase of bank-owned life insurance	(25,000)	—
Net cash used in investing activities	(173,696)	(214,245)
Cash Flows From Financing Activities:
Net increase in deposits	206,891	340,180
Net decrease in short-term borrowings	(70,995)	(153,836)
Proceeds from long-term debt	42,050	23,500
Repayment of long-term debt	(8,900)	(31,756)
Proceeds from issuance of common stock, net	8,439	38,161
Proceeds from exercise of stock options	604	470
Repurchase and retirement of common stock	(527)	(370)
Cash dividends paid	(6,672)	(5,670)
Net cash provided by financing activities	170,890	210,679
Net increase in cash and cash equivalents	19,781	11,391
Cash and cash equivalents, beginning of year	36,929	39,635
Cash and cash equivalents, end of period	$56,710	$51,026
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$10,008	$12,048
Income taxes	5,933	4,857
Noncash investing and financing activities:
Cash dividends payable	3,449	3,144

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

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly owned subsidiaries: FNY Service Corp., an investment company, and The First of Long Island Agency, Inc. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

The consolidated financial information included herein as of and for the periods ended June 30, 2017 and 2016 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2016 consolidated balance sheet was derived from the Corporation's December 31, 2016 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

In the fourth quarter of 2016, the Corporation adopted Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting.” Earnings for the first three quarters of 2016 were adjusted retroactively to reflect the adoption of the ASU effective as of January 1, 2016. The ASU increased net income in the first half of 2017 and 2016 through credits to income tax expense by $597,000 and $314,000, respectively, and in the second quarter of 2017 and 2016 by $312,000 and $109,000, respectively.

2  - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$18,214	$15,364	$9,133	$7,729
Income allocated to participating securities (1)	68	65	34	33
Income allocated to common stockholders	$18,146	$15,299	$9,099	$7,696

Weighted average:
Common shares	23,975,687	21,902,417	24,091,447	22,529,255
Dilutive stock options and restricted stock units (1)	257,063	266,330	249,901	257,975
	24,232,750	22,168,747	24,341,348	22,787,230
Earnings per share:
Basic	$.76	$.70	$.38	$.34
Diluted	.75	.69	.37	.34

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

The components of other comprehensive income and the related tax effects are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$5,408	$12,480	$4,280	$7,338
Reclassification adjustment for gains included in net income (1)	(57)	(1,827)	—	(1,827)
Change in net unrealized holding gains on available-for-sale securities	5,351	10,653	4,280	5,511
Tax effect	2,246	4,608	1,796	2,310
	3,105	6,045	2,484	3,201
Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	9	122	4	61
Tax effect	4	(1)	2	25
	5	123	2	36
Other comprehensive income	$3,110	$6,168	$2,486	$3,237

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

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current
	Balance	Period	Balance
	12/31/16	Change	6/30/17
	(in thousands)
Unrealized holding gains on available-for-sale securities	$1,654	$3,105	$4,759
Unrealized actuarial losses on pension plan	(3,258)	5	(3,253)
Accumulated other comprehensive income (loss), net of tax	$(1,604)	$3,110	$1,506

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity Securities:	(in thousands)
State and municipals	$8,362	$117	$—	$8,479
Pass-through mortgage securities	334	28	—	362
Collateralized mortgage obligations	505	26	—	531
	$9,201	$171	$—	$9,372
Available-for-Sale Securities:
State and municipals	$443,586	$12,735	$(1,477)	$454,844
Pass-through mortgage securities	158,948	116	(2,347)	156,717
Collateralized mortgage obligations	129,063	249	(1,300)	128,012
	$731,597	$13,100	$(5,124)	$739,573

	December 31, 2016
Held-to-Maturity Securities:
State and municipals	$10,419	$177	$—	$10,596
Pass-through mortgage securities	361	33	—	394
Collateralized mortgage obligations	607	40	—	647
	$11,387	$250	$—	$11,637
Available-for-Sale Securities:
State and municipals	$444,154	$10,137	$(3,631)	$450,660
Pass-through mortgage securities	188,527	156	(2,874)	185,809
Collateralized mortgage obligations	179,993	862	(2,025)	178,830
	$812,674	$11,155	$(8,530)	$815,299

At June 30, 2017 and December 31, 2016, investment securities with a carrying value of $453,295,000 and $415,419,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2017 and December 31, 2016.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2017
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
State and municipals	$58,324	$(1,465)	$1,455	$(12)	$59,779	$(1,477)
Pass-through mortgage securities	136,804	(2,200)	8,225	(147)	145,029	(2,347)
Collateralized mortgage obligations	99,013	(1,126)	6,620	(174)	105,633	(1,300)
Total temporarily impaired	$294,141	$(4,791)	$16,300	$(333)	$310,441	$(5,124)

	December 31, 2016
State and municipals	$117,181	$(3,631)	$—	$—	$117,181	$(3,631)
Pass-through mortgage securities	175,000	(2,874)	—	—	175,000	(2,874)
Collateralized mortgage obligations	125,424	(1,820)	7,737	(205)	133,161	(2,025)
Total temporarily impaired	$417,605	$(8,325)	$7,737	$(205)	$425,342	$(8,530)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Proceeds	$40,011	$40,989	$—	$40,989

Gross gains	$366	$1,845	$—	$1,845
Gross losses	(309)	(18)	—	(18)
Net gain	$57	$1,827	$—	$1,827

Income tax expense related to the net realized gains was $24,000 for the six months ended June 30, 2017 and $761,000 for the six and three months ended June 30, 2016.

Sales of Held-to-Maturity Securities. During the second quarter of 2017 the Bank sold one municipal security that was classified as held-to-maturity.  The sale was in response to a significant deterioration in the creditworthiness of the issuer. The security sold had a carrying value of $354,000 at the time of sale and the Bank realized a gain upon sale of $1,000.

During the second quarter of 2016, the Bank sold one mortgage-backed security that was classified as held-to-maturity. The sale occurred after the Bank collected 85% or more of the principal outstanding at acquisition. The security sold had a carrying value of $106,000 at the time of sale and the Bank realized a gain upon sale of $17,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at June 30, 2017 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

	Amortized Cost	Fair Value
Held-to-Maturity Securities:	(in thousands)
Within one year	$3,702	$3,719
After 1 through 5 years	4,126	4,224
After 5 through 10 years	534	536
After 10 years	—	—
Mortgage-backed securities	839	893
	$9,201	$9,372
Available-for-Sale Securities:
Within one year	$16,912	$17,172
After 1 through 5 years	79,797	82,739
After 5 through 10 years	172,873	177,968
After 10 years	174,004	176,965
Mortgage-backed securities	288,011	284,729
	$731,597	$739,573

5 - LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	June 30, 2017
	Loans			Allowance for Loan Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
	(in thousands)
Commercial and industrial	$159	$123,632	$123,791	$50	$1,494	$1,544
Commercial mortgages:
Multifamily	—	607,173	607,173	—	5,921	5,921
Other	—	416,183	416,183	—	4,674	4,674
Owner-occupied	7,637	97,461	105,098	843	842	1,685
Residential mortgages:
Closed end	638	1,426,917	1,427,555	19	17,016	17,035
Revolving home equity	1,474	86,918	88,392	507	696	1,203
Consumer and other	—	5,864	5,864	—	74	74
	$9,908	$2,764,148	$2,774,056	$1,419	$30,717	$32,136

	December 31, 2016
Commercial and industrial	$131	$125,907	$126,038	$—	$1,408	$1,408
Commercial mortgages:
Multifamily	—	610,385	610,385	—	6,119	6,119
Other	—	371,142	371,142	—	4,296	4,296
Owner-occupied	558	103,113	103,671	—	959	959
Residential mortgages:
Closed end	856	1,237,575	1,238,431	45	15,695	15,740
Revolving home equity	1,770	84,691	86,461	482	919	1,401
Consumer and other	—	9,293	9,293	—	134	134
	$3,315	$2,542,106	$2,545,421	$527	$29,530	$30,057

The following tables present the activity in the allowance for loan losses for the six and three months ended June 30, 2017 and 2016.

	Balance at 1/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/17
	(in thousands)
Commercial and industrial	$1,408	$6	$7	$135	$1,544
Commercial mortgages:
Multifamily	6,119	—	—	(198)	5,921
Other	4,296	—	—	378	4,674
Owner-occupied	959	—	—	726	1,685
Residential mortgages:
Closed end	15,740	—	2	1,293	17,035
Revolving home equity	1,401	—	—	(198)	1,203
Consumer and other	134	6	1	(55)	74
	$30,057	$12	$10	$2,081	$32,136

	Balance at 4/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/17
	(in thousands)
Commercial and industrial	$1,527	$—	$4	$13	$1,544
Commercial mortgages:
Multifamily	5,806	—	—	115	5,921
Other	4,303	—	—	371	4,674
Owner-occupied	998	—	—	687	1,685
Residential mortgages:
Closed end	16,758	—	1	276	17,035
Revolving home equity	1,339	—	—	(136)	1,203
Consumer and other	112	6	1	(33)	74
	$30,843	$6	$6	$1,293	$32,136

	Balance at 1/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/16
	(in thousands)
Commercial and industrial	$928	$—	$4	$242	$1,174
Commercial mortgages:
Multifamily	6,858	—	—	(512)	6,346
Other	3,674	—	—	154	3,828
Owner-occupied	1,047	—	—	128	1,175
Residential mortgages:
Closed end	13,639	—	8	501	14,148
Revolving home equity	1,016	—	12	(115)	913
Consumer and other	94	—	5	(6)	93
	$27,256	$—	$29	$392	$27,677

	Balance at 4/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/16
	(in thousands)
Commercial and industrial	$1,112	$—	$—	$62	$1,174
Commercial mortgages:
Multifamily	6,805	—	—	(459)	6,346
Other	3,853	—	—	(25)	3,828
Owner-occupied	1,093	—	—	82	1,175
Residential mortgages:
Closed end	13,643	—	—	505	14,148
Revolving home equity	927	—	9	(23)	913
Consumer and other	91	—	5	(3)	93
	$27,524	$—	$14	$139	$27,677

For individually impaired loans, the following tables set forth by class of loans at June 30, 2017 and December 31, 2016 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six and three months ended June 30, 2017 and 2016. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Six Months Ended		Three Months Ended
	June 30, 2017			June 30, 2017		June 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$61	$61	$—	$81	$2	$63	$—
Commercial mortgages - owner-occupied	545	628	—	549	11	547	7
Residential mortgages - closed end	257	350	—	266	—	261	—
With an allowance recorded:
Commercial and industrial	98	98	50	99	—	99	—
Commercial mortgages - owner-occupied	7,092	7,084	843	7,130	—	7,107	—
Residential mortgages:
Closed end	381	378	19	387	9	383	—
Revolving home equity	1,474	1,474	507	1,480	—	1,475	—
Total:
Commercial and industrial	159	159	50	180	2	162	—
Commercial mortgages - owner-occupied	7,637	7,712	843	7,679	11	7,654	7
Residential mortgages:
Closed end	638	728	19	653	9	644	—
Revolving home equity	1,474	1,474	507	1,480	—	1,475	—
	$9,908	$10,073	$1,419	$9,992	$22	$9,935	$7

				Six Months Ended		Three Months Ended
	December 31, 2016			June 30, 2016		June 30, 2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$131	$131	$—	$—	$—	$—	$—
Commercial mortgages - owner-occupied	558	636	—	4,403	—	4,378	—
Residential mortgages:
Closed end	230	313	—	294	—	289	—
Revolving home equity	280	279	—	520	5	520	3
With an allowance recorded:
Residential mortgages:
Closed end	626	634	45	3,463	68	3,451	34
Revolving home equity	1,490	1,491	482	—	—	—	—
Total:
Commercial and industrial	131	131	—	—	—	—	—
Commercial mortgages - owner-occupied	558	636	—	4,403	—	4,378	—
Residential mortgages:
Closed end	856	947	45	3,757	68	3,740	34
Revolving home equity	1,770	1,770	482	520	5	520	3
	$3,315	$3,484	$527	$8,680	$73	$8,638	$37

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	June 30, 2017
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
	(in thousands)
Commercial and industrial	$123	$106	$—	$159	$388	$123,403	$123,791
Commercial mortgages:
Multifamily	—	—	—	—	—	607,173	607,173
Other	—	—	—	—	—	416,183	416,183
Owner-occupied	—	—	—	7,092	7,092	98,006	105,098
Residential mortgages:
Closed end	1,442	—	—	257	1,699	1,425,856	1,427,555
Revolving home equity	2,915	—	—	1,474	4,389	84,003	88,392
Consumer and other	2	—	—	—	2	5,862	5,864
	$4,482	$106	$—	$8,982	$13,570	$2,760,486	$2,774,056

	December 31, 2016
Commercial and industrial	$224	$—	$—	$—	$224	$125,814	$126,038
Commercial mortgages:
Multifamily	—	—	—	—	—	610,385	610,385
Other	—	—	—	—	—	371,142	371,142
Owner-occupied	—	—	621	558	1,179	102,492	103,671
Residential mortgages:
Closed end	881	—	—	230	1,111	1,237,320	1,238,431
Revolving home equity	—	—	—	1,770	1,770	84,691	86,461
Consumer and other	1	—	—	—	1	9,292	9,293
	$1,106	$—	$621	$2,558	$4,285	$2,541,136	$2,545,421

The loans in the preceding table that were past due 90 days or more and still accruing at December 31, 2016 were well secured and in the process of collection. There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at June 30, 2017 or December 31, 2016.

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

During the six months ended June 30, 2017 and 2016, the Bank did not modify any loans in troubled debt restructurings.

At June 30, 2017 and December 31, 2016, the Bank had an allowance for loan losses of $19,000 and $45,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the six months ended June 30, 2017 and 2016 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics.  Credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national economic conditions and environmental impairment of properties securing mortgage loans. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, the majority of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled. Such cash flows are dependent on the strength of the local economy.

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

	June 30, 2017
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful		Total
	(in thousands)
Commercial and industrial	$122,588	$708	$336	$159	$		$123,791
Commercial mortgages:
Multifamily	597,595	2,381	7,197	—			607,173
Other	405,654	7,692	2,837	—			416,183
Owner-occupied	92,988	2,974	1,499	7,637			105,098
	$1,218,825	$13,755	$11,869	$7,796		$—	$1,252,245

	December 31, 2016
Commercial and industrial	$125,097	$810	$—	$131		$—	$126,038
Commercial mortgages:
Multifamily	603,103	—	7,282	—		—	610,385
Other	369,740	1,402	—	—		—	371,142
Owner-occupied	102,725	389	—	557		—	103,671
	$1,200,665	$2,601	$7,282	$688		$—	$1,211,236

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	June 30, 2017
	Internally Assigned Risk Rating
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
	(in thousands)
Residential mortgages:
Closed end	$1,424,616	$2,301	$—	$638	$—	$1,427,555
Revolving home equity	85,548	661	709	1,474	—	88,392
Consumer and other	5,462	—	—	—	—	5,462
	$1,515,626	$2,962	$709	$2,112	$—	$1,521,409

	December 31, 2016
Residential mortgages:
Closed end	$1,236,152	$982	$441	$856	$—	$1,238,431
Revolving home equity	84,189	—	501	1,771	—	86,461
Consumer and other	8,614	—	—	—	—	8,614
	$1,328,955	$982	$942	$2,627	$—	$1,333,506

Deposit account overdrafts were $402,000 and $679,000 at June 30, 2017 and December 31, 2016, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

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

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or RSUs. At June 30, 2017, 1,935,653 shares of common stock remain available for issuance of awards under the 2014 Plan of which 455,199 shares remain available for issuance as restricted stock awards or RSUs.

In 2017, 93,579 RSUs were awarded under the 2014 Plan, including 59,083 performance-based RSUs that vest based on the financial performance of the Corporation in 2019, 31,696 RSUs that vest in equal annual installments at the end of one,  two and three years of service, 300 RSUs that vest at the end of a three-year service-based vesting period and 2,500 RSUs that vest at the end of a four-year service-based vesting period.

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

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,331,000 and $914,000 and recognized related income tax benefits of $559,000 and $383,000 for the six months ended June 30, 2017 and 2016, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of June 30, 2017, and changes during the six month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2017	257,262	$10.61
Exercised	(60,697)	9.95
Forfeited or expired	—	—
Outstanding at June 30, 2017	196,565	$10.82	2.24	$3,495
Exercisable at June 30, 2017	196,115	$10.80	2.22	$3,491

All options outstanding at June 30, 2017 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first six months of 2017 and 2016 was $1,062,000 and $421,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of June 30, 2017 and changes during the six month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2017	245,010	$16.52
Granted	93,579	26.25
Converted	(65,205)	17.48
Forfeited	—	—
Outstanding at June 30, 2017	273,384	$19.62	1.42	$7,819
Vested and Convertible at June 30, 2017	—	$—	—	$—

The number of RSUs outstanding at January 1, 2017 in the table above represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted. The performance-based RSUs granted in 2017 have a maximum payout potential of 1.25 shares of the Corporation’s common stock for each RSU awarded. All of the RSUs outstanding at June 30, 2017 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first six months of 2017 and 2016 was $1,779,000 and $1,445,000, respectively.

Unrecognized Compensation Cost. As of June 30, 2017, there was $2,491,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $3,000 for stock options and $2,488,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.1 years, which is based on weighted-average periods of 2.9 years and 1.1 years for stock options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from stock option exercises for the six months ended June 30, 2017 and 2016 was $604,000 and $470,000, respectively. Tax benefits from stock option exercises for the six months ended June 30, 2017 and 2016 were $445,000 and $162,000, respectively.

Other. No cash was used to settle stock options during the first six months of 2017 or 2016. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During the first half of 2017, 976 shares of the Corporation’s common stock were issued to a member of the Board of Directors in payment of director fees.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Service cost plus expected expenses and net of
expected plan participant contributions	$607	$572	$303	$286
Interest cost	795	792	397	396
Expected return on plan assets	(1,470)	(1,477)	(734)	(738)
Amortization of net actuarial loss	9	122	4	61
Net pension cost (credit)	$(59)	$9	$(30)	$5

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2017 or 2016.

The fair values of the Corporation’s investment securities designated as available-for-sale at June 30, 2017 and December 31, 2016 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2017:
Available-for-Sale Securities:
State and municipals	$454,844	$—	$454,844	$—
Pass-through mortgage securities	156,717	—	156,717	—
Collateralized mortgage obligations	128,012	—	128,012	—
	$739,573	$—	$739,573	$—

December 31, 2016:
Available-for-Sale Securities:
State and municipals	$450,660	$—	$450,660	$—
Pass-through mortgage securities	185,809	—	185,809	—
Collateralized mortgage obligations	178,830	—	178,830	—
	$815,299	$—	$815,299	$—

Assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016, are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment when appropriate. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2017:
Impaired loan:
Residential mortgage - revolving home equity	$967	$—	$—	$967
Commercial mortgage - owner occupied	6,249	—	—	6,249
	$7,216	$—	$—	$7,216
December 31, 2016:
Impaired loan:
Residential mortgage - revolving home equity	$1,009	$—	$—	$1,009

The impaired loans set forth in the preceding table had principal balances of $8,566,000 and $1,491,000 at June 30, 2017 and December 31, 2016, respectively, and valuation allowances of $1,350,000 and $482,000, respectively. During the six months ended June 30, 2017 and 2016, the Corporation recorded provisions (credit) for loan losses of $868,000 and $(9,000), respectively, for impaired loans measured at fair value.

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

	Level of	June 30, 2017		December 31, 2016
	Fair Value	Carrying		Carrying
	Hierarchy	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$56,710	$56,710	$36,929	$36,929
Held-to-maturity securities	Level 2	7,203	7,374	9,904	10,154
Held-to-maturity securities	Level 3	1,998	1,998	1,483	1,483
Loans	Level 3	2,734,704	2,689,690	2,514,355	2,472,849
Restricted stock	Level 1	30,530	30,530	31,763	31,763
Accrued interest receivable:
Investment securities	Level 2	4,233	4,233	4,564	4,564
Loans	Level 3	6,949	6,949	6,418	6,418
Financial Liabilities:
Checking deposits	Level 1	850,316	850,316	808,311	808,311
Savings, NOW and money market deposits	Level 1	1,647,281	1,647,281	1,519,749	1,519,749
Time deposits	Level 2	318,011	320,608	280,657	282,024
Short-term borrowings	Level 1	136,017	136,017	207,012	207,012
Long-term debt	Level 2	412,362	411,069	379,212	375,003
Accrued interest payable:
Checking, savings, NOW and money
market deposits	Level 1	124	124	160	160
Time deposits	Level 2	34	34	25	25
Short-term borrowings	Level 1	4	4	8	8
Long-term debt	Level 2	629	629	590	590

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

9 - IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list and should be read in conjunction with the disclosure of issued but not yet effective accounting standards in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

In May 2014, the Federal Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers.”  The amendments in ASU 2014-09 provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities such as the Corporation, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. Management has identified the revenue streams that are within the scope of the ASU and is nearly complete in evaluating them to determine the impact that the amendments in the ASU could have on the Corporation’s financial position, results of operations and disclosures. Based on the work completed to date, management currently believes that implementation of ASU 2014-09 in 2018 will result in enhancements to certain revenue recognition disclosures, but that the amendments in the ASU will not have a material impact on the Corporation’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the Chief Financial Officer and Chief Risk Officer. A broader advisory group has been established to assist in implementing the ASU and includes representatives of the Bank’s loan operations, credit administration, lending and technology functions. The committee is in the process of reviewing and evaluating third-party software solutions, and is analyzing the provisions of the ASU to understand the impact that it will have on the Corporation’s financial position, results of operations and disclosures.

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

Overview

Net income and earnings per share for the first six months of 2017 were $18.2 million and $.75, respectively, representing increases over the same period last year of 18.5% and 8.7%, respectively. Dividends per share increased 5.0%, from $.27 for the first six months of 2016 to $.28 for the current six-month period. Returns on average assets (ROA) and average equity (ROE) for the first six months of 2017 were 1.01% and 11.44%, respectively, versus .96% and 11.39%, respectively, for the same period last year. Book value per share increased from $12.90 at year-end 2016 to $13.69 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remains excellent and the mortgage pipeline at quarter-end was strong at $177 million.

Analysis of Earnings – Six Month Periods.  Net income for the first six months of 2017 was $18.2 million, an increase of $2.9 million, or 18.5%, over the same period last year. The increase is primarily attributable to increases in net interest income of $5.5 million, or 13.1%, and noninterest income, before securities gains, of $770,000, or 21.1%. The impact of these items was partially offset by increases in the provision for loan losses of $1.7 million, noninterest expense, before debt extinguishment costs, of $602,000, or 2.4%, and income tax expense of $1.1 million.

The increase in net interest income was driven by growth in average interest-earning assets of $373.4 million, or 11.9%, which is mainly attributable to an increase in the average balance of loans. The growth in loans was funded by growth in the average balances of noninterest-bearing checking deposits, interest-bearing deposits, short-term borrowings and stockholders’ equity. Net interest margin of 2.91% for the first six months of 2017 was unchanged from the same period last year. In the current and anticipated interest rate environment, net interest margin may be difficult to maintain and may even decline and thereby inhibit earnings growth.

The $770,000 increase in noninterest income, before securities gains, is primarily attributable to increases in cash value accretion on bank-owned life insurance (“BOLI”), service charges on deposit accounts and Investment Management Division income. Also contributing to the increase in noninterest income were refunds related to sales tax, real estate taxes and telecommunications charges, the elimination of accrued circuit termination  charges and an increase in checkbook income.

The $602,000 increase in noninterest expense, before debt extinguishment costs, is primarily attributable to increases in salaries, employee benefits expense, occupancy and equipment expense, marketing expense and legal fees, partially offset by decreases in consulting fees, computer and telecommunications expense and FDIC insurance expense.

The $1.7 million increase in the provision for loan losses is mainly due to more loan growth in the current six month period and an increase in specific reserves on loans individually deemed to be impaired, partially offset by improved economic conditions. Loans grew $228.6 million in the first six months of this year versus $105.4 million in the same period last year. The increase in specific reserves is primarily due to one impaired loan of $7.1 million transferred to nonaccrual status during the second quarter of 2017.

The $1.1 million increase in income tax expense is mainly attributable to higher pre-tax earnings in the first six months of 2017 versus the same period last year and a decline in the amount of pre-tax book income from tax-exempt securities, partially offset by larger tax benefits derived from BOLI and the vesting and exercise of stock awards.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased 2 basis points from 1.18% at year-end 2016 to 1.16% at June 30, 2017. The decrease is primarily due to adjustments to certain qualitative factors to reflect improved economic conditions, partially offset by an increase in specific reserves on loans individually deemed to be impaired. The provision for loan losses was $2.1 million and $392,000 in the first six months of 2017 and 2016, respectively. The amount of the provision in each period was driven mainly by loan growth and, in the first six months of 2017, specific reserves,  partially offset by improved economic conditions.

The overall credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $9.0 million, or .32% of total loans outstanding at June 30, 2017, compared to $2.6 million, or .10%, at December 31, 2016. The increase is primarily attributable to one impaired loan of $7.1 million transferred to nonaccrual status during the second quarter of 2017, partially offset by three loans returned to accrual status based on the demonstrated ability of the borrowers to service their debt. Troubled debt restructurings amounted to $1.2 million or .04% of total loans outstanding at June 30, 2017, representing a decrease of $344,000 from year-end 2016. Of the troubled debt restructurings at quarter-end, $926,000 are performing in accordance with their modified terms and $275,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. The $344,000 decrease in troubled debt restructurings was primarily attributable to the payoff of one loan and the paydown on another loan. Loans past due 30 through 89 days amounted to $4.6 million, or .17% of total loans outstanding, at June 30, 2017, compared to $1.1 million, or .04%, at December 31, 2016. Management does not believe that the increases in nonaccrual loans and loans past due 30 to 89 days is indicative of a deterioration in the overall credit quality of the Bank’s loan portfolio.

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

The Bank’s growing branch distribution system consists of 48 branches in Nassau and Suffolk Counties, Long Island and the boroughs of Queens, Brooklyn and Manhattan. The Bank expects to open four more branches in the next 12 months and continues to evaluate sites for further branch expansion. Three of the new branches will be in Queens and one will be in Brooklyn. In addition to loan and deposit growth, management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

Challenges We Face. Since December 2015, there have been four 25 basis point increases in the federal funds target rate to its current level of 1% to 1.25% and these increases have exerted upward pressure on non-maturity deposit rates. Further increases in the federal funds target rate are currently expected to occur and result in additional upward pressure. At the same time, intermediate and long-term interest rates remain relatively low and management expects them to remain so for the foreseeable future. Additionally, there is significant price competition for loans in the Bank’s marketplace. These factors have resulted in suboptimal investing and lending rates.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. The President has indicated that regulatory relief and tax reform will be forthcoming, but the timing, magnitude and positive impact of any such changes are yet to be determined. In the current environment, banking regulators are increasingly concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels, cyber security,  Bank Secrecy Act/anti-money laundering and predatory sales practices. Regulatory requirements and enhanced oversight are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

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

	Six Months Ended June 30,
	2017			2016
	Average	Interest/	Average	Average	Interest/	Average
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(dollars in thousands)
Assets:
Interest-earning bank balances	$24,230	$112.93%		$43,242	$111.52%
Investment securities:
Taxable	353,489	3,965	2.24	345,785	3,799	2.20
Nontaxable (1)	458,100	10,391	4.54	460,309	10,497	4.56
Loans (1)	2,674,256	46,644	3.49	2,287,335	40,062	3.50
Total interest-earning assets	3,510,075	61,112	3.48	3,136,671	54,469	3.47
Allowance for loan losses	(31,082)			(27,711)
Net interest-earning assets	3,478,993			3,108,960
Cash and due from banks	31,516			30,165
Premises and equipment, net	34,949			30,958
Other assets	84,306			58,558
	$3,629,764			$3,228,641
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,603,179	3,065.39		$1,436,975	2,343.33
Time deposits	294,516	2,549	1.75	306,485	2,674	1.75
Total interest-bearing deposits	1,897,695	5,614.60		1,743,460	5,017.58
Short-term borrowings	164,125	729.90		53,690	131.49
Long-term debt	391,278	3,672	1.89	371,500	3,666	1.98
Total interest-bearing liabilities	2,453,098	10,015.82		2,168,650	8,814.82
Checking deposits	847,550			774,043
Other liabilities	8,142			14,707
	3,308,790			2,957,400
Stockholders' equity	320,974			271,241
	$3,629,764			$3,228,641

Net interest income (1)		$51,097			$45,655
Net interest spread (1)			2.66%			2.65%
Net interest margin (1)			2.91%			2.91%

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

	Six Months Ended June 30,
	2017 Versus 2016
	Increase (decrease) due to changes in:
			Rate/	Net
	Volume	Rate	Volume (1)	Change
	(in thousands)
Interest Income:
Interest-earning bank balances	$(49)	$88	$(38)	$1
Investment securities:
Taxable	89	74	3	166
Nontaxable	(52)	(48)	(6)	(106)
Loans	6,738	(148)	(8)	6,582
Total interest income	6,726	(34)	(49)	6,643

Interest Expense:
Savings, NOW & money market deposits	281	436	5	722
Time deposits	(118)	(14)	7	(125)
Short-term borrowings	268	108	222	598
Long-term debt	175	(184)	15	6
Total interest expense	606	346	249	1,201
Increase (decrease) in net interest income	$6,120	$(380)	$(298)	$5,442

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first six months of 2017 was $51.1 million, an increase of $5.4 million, or 11.9%, over $45.7 million for the first half of 2016. The increase resulted primarily from an increase in average interest-earning assets of $373.4 million, or 11.9%.

The increase in average interest-earning assets is mainly attributable to an increase in the average balance of loans of $386.9 million, or 16.9%. Although most of the loan growth occurred in mortgage loans, commercial and industrial loans also grew with an increase in average outstandings of $28.6 million, or 29.6%. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, the introduction of new loan products, advertising campaigns and broker and correspondent relationships for both residential and commercial mortgages.

The growth in loans was funded by growth in the average balances of noninterest-bearing checking deposits of $73.5 million, or 9.5%, interest-bearing deposits of $154.2 million, or 8.8%, short-term borrowings of $110.4 million and stockholders’ equity of $49.7 million, or 18.3%. Substantial contributors to the growth in deposits were new branch openings and the Bank’s ongoing municipal deposit initiative. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth. Substantial contributors to the growth in stockholders’ equity were net income, $35.3 million of capital raised in an underwritten public offering in the first half of 2016 and the ongoing issuance of shares under the Corporation’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”).  These sources of capital were partially offset by the declaration of cash dividends.

Net interest margin of 2.91% for the first six months of 2017 was unchanged from the same period last year. The current level of net interest margin reflects the low interest rate environment that has persisted for an extended period of time.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, before securities gains, increased $770,000, or 21.1%, when comparing the first six months of 2017 to the same period last year. The increase is primarily attributable to increases in cash value accretion on BOLI of $278,000, service charges on deposit accounts of $104,000 and Investment Management Division income of $60,000. Also contributing to the increase in noninterest income were refunds of $184,000 related to sales tax, real estate taxes and telecommunications charges, the elimination of $77,000 in accrued circuit termination charges and an increase of $53,000 in checkbook income. Cash value accretion increased because of purchases of BOLI during the first quarter of 2017 with an initial cash value of $25.0 million. The increase in service charges on deposit accounts is due to higher overdraft and maintenance and activity charges. Investment Management Division income increased because of increases in assets under management resulting principally from improved equity market conditions.

Securities gains of $58,000 in the first half of 2017 are almost entirely due to a deleveraging transaction in the first quarter involving the sale of approximately $40.0 million of available-for-sale mortgage-backed securities and use of the resulting proceeds to pay down short-term borrowings. During the second quarter of 2016, the Bank completed a deleveraging transaction that involved the sale of $40.3 million of mortgage-backed securities at a gain of $1.8 million and prepayment of $30 million of long-term debt at a cost of $1.8 million. These deleveraging transactions were undertaken to eliminate inefficient leverage and increase Tier 1 leverage capital.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense, before debt extinguishment costs, increased $602,000, or 2.4%, when comparing the first six months of 2017 to the same period last year. The increase is primarily attributable to increases in salaries of $813,000, or 7.4%, employee benefits expense of $142,000, or 4.1%, occupancy and equipment expense of $442,000, or 9.7%, marketing expense of $270,000 and legal fees of $111,000. The impact of these items was partially offset by decreases in consulting fees of $717,000, computer and telecommunications expense of $415,000 and FDIC insurance expense of $229,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense resulted primarily from increases in group health insurance expense of $192,000 and payroll tax expense of $57,000, partially offset by a decrease in retirement plan expense of $146,000. The increase in group health insurance expense resulted from increases in staff count and the rates being charged by insurance carriers and the decrease in retirement plan expense resulted from an increase in the discount rate and favorable performance of plan assets. The increase in occupancy and equipment expense is primarily due to operating costs of new branches and depreciation of the Bank’s facilities and equipment.  The increase in marketing expense is largely due to new branch and deposit account promotions. The decrease in consulting fees is mainly due to a charge of $800,000 in the second quarter of 2016 for advisory services rendered in renegotiating the Bank’s data processing contract. The decrease in computer and telecommunications expense reflects the cost savings arising from the aforementioned data processing contract renegotiation and a one-time expense of approximately $126,000 incurred in the 2016 period related to changes in the Corporation’s network and security systems. The decrease in FDIC insurance expense is attributable to lower FDIC assessment rates effective July 1, 2016 partially offset by a growth-related increase in the assessment base.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 23.1% for the first half of 2017 compared to 22.3% for the same period last year. The increase in the effective tax rate was primarily due to a decline in the amount of pre-tax book income from tax-exempt securities, partially offset by larger tax benefits derived from BOLI and the vesting and exercise of stock awards. The vesting and exercise of stock awards resulted in tax benefits of  $597,000 and $314,000 in the first six months of 2017 and 2016, respectively. The $1.1 million increase in income tax expense is mainly attributable to higher pre-tax earnings in the first six months of 2017 versus the same period last year and the aforementioned increase in the effective tax rate.

Results of Operations – Second Quarter 2017 Versus Second Quarter 2016

Net income for the second quarter of 2017 was $9.1 million, representing an increase of $1.4 million, or 18.2%, over $7.7 million earned in the second quarter of last year. The increase is primarily attributable to increases in net interest income of $2.5 million and cash value accretion on BOLI of $162,000, and the aforementioned refunds of sales tax and telecommunications charges and elimination of circuit termination charges. Also contributing to the increase were decreases in consulting fees of $753,000, FDIC insurance expense of $111,000 and computer and telecommunications expense of $321,000.  These items were partially offset by increases in the provision for loan losses of $1.2 million, salaries of $467,000, occupancy and equipment expense of $298,000, marketing expense of $294,000 and income tax expense of $317,000. Second quarter variances occurred for substantially the same reasons discussed above with respect to the six-month periods.

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

The Bank’s Allowance for Loan and Lease Losses Committee (“ALLL Committee”), a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Board Loan Committee reviews and approves the Bank’s Loan Policy at least once each calendar year. The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency whose safety and soundness examination includes a determination as to the adequacy of the allowance for loan losses to absorb probable incurred losses.

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

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans:
Troubled debt restructurings	$275	$788
Other	8,707	1,770
Total nonaccrual loans	8,982	2,558
Loans past due 90 days or more and still accruing	—	621
Other real estate owned	—	—
Total nonperforming assets	8,982	3,179
Troubled debt restructurings - performing	926	757
Total risk elements	$9,908	$3,936

Nonaccrual loans as a percentage of total loans	.32%	.10%
Nonperforming assets as a percentage of total loans and other real estate owned	.32%	.12%
Risk elements as a percentage of total loans and other real estate owned	.36%	.15%

The increase in nonaccrual loans is primarily attributable to one impaired loan of $7.1 million transferred to nonaccrual status during the second quarter of 2017, partially offset by three loans returned to accrual status based on the demonstrated ability of the borrowers to service their debt.

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

The allowance for loan losses increased $2.1 million during the first half of 2017, amounting to $32.1 million, or 1.16% of total loans, at June 30, 2017, compared to $30.1 million, or 1.18% of total loans, at December 31, 2016. During the first six months of 2017, the Bank had loan chargeoffs of $12,000, recoveries of $10,000 and recorded a provision for loan losses of $2.1 million. During the first six months of 2016, the Bank had no loan chargeoffs, recoveries of $29,000 and recorded a provision for loan losses of $392,000. The amount of the provision in each period was driven mainly by loan growth and,  in the first six months of 2017, specific reserves, partially offset by improved economic conditions.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at June  30, 2017. The majority of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been suboptimal for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations, borrowings and funds from common stock issued under the DRIP. The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.

During the first half of 2017, the Corporation’s cash and cash equivalent position increased by $19.8 million, from $36.9 million at December 31, 2016 to $56.7 million at June 30, 2017. The increase occurred primarily because cash provided by deposit growth, an increase in long-term debt, paydowns and sales of securities, paydowns of loans, common stock issued under the DRIP  and operations exceeded cash used to repay short-term borrowings, originate loans, pay cash dividends and purchase BOLI and securities.

Securities decreased $77.9 million during the first half of 2017, from $826.7 million at year-end 2016 to $748.8 million at June 30, 2017. The decrease is mainly attributable to the sale of approximately $40.0 million of available-for-sale mortgage-backed securities related to the aforementioned 2017 deleveraging transaction and maturities and redemptions of $62.7 million, partially offset by purchases of $21.3 million of securities during the period.

During the first half of 2017, total deposits grew $206.9 million, or 7.9%, to $2.8 billion at June 30, 2017. The increase was attributable to growth in savings, NOW and money market deposits of $127.5 million, or 8.4%, noninterest-bearing checking balances of $42.0 million and time deposits of $37.4 million. The growth in deposits is mainly attributable to new branch openings, deposit account promotions and an increase in municipal deposit balances relating to the Bank’s ongoing municipal deposit initiative.

Borrowings include Federal Home Loan Bank (“FHLB”) borrowings and liabilities under repurchase agreements. Total borrowings decreased $37.8 million, or 6.5%, during the first six months of 2017. The decrease is attributable to a reduction in short-term borrowings of $71.0 million, a majority of which was driven by the aforementioned 2017 deleveraging transaction, partially offset by an increase in long-term debt of $33.2 million. Long-term debt totaled $412.4 million at June 30, 2017, representing 75% of total borrowings at quarter-end. The Bank’s long-term fixed-rate borrowing position and time deposits are intended to reduce the impact that an eventual increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At June 30, 2017, the Bank had approximately $286 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the FHLB of New York, and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.6 billion at June 30, 2017.

Capital

Stockholders’ equity totaled $330.3 million at June 30, 2017, an increase of $24.4 million from $305.8 million at December 31, 2016. The increase resulted primarily from net income of $18.2 million, the issuance of shares under the Corporation’s DRIP of $8.4 million and an increase in the after-tax amount of unrealized gains on available-for-sale securities of $3.1 million, partially offset by cash dividends declared of $6.8 million.

During the first quarter of 2017, the Corporation’s Board of Directors increased the amount of stock that an individual can purchase on a quarterly basis under the stock purchase component of the DRIP from $50,000 to $75,000. This change is providing additional capital that is being used to accommodate balance sheet growth. Common stock issued under the DRIP relating to 2017 dividend declarations totaled $11.3 million.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of the Corporation and the Bank as of June 30, 2017 are as follows:

	Corporation	Bank
Tier 1 leverage	8.97%	8.97%
Common Equity Tier 1 risk-based	14.91%	14.92%
Tier 1 risk-based	14.91%	14.92%
Total risk-based	16.17%	16.17%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.25% applicable to the Bank for 2017, and the Bank was well capitalized under the prompt corrective action provisions at June 30, 2017.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at June 30, 2017 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending June 30, 2018 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are derived using a base case average life by product as determined by a nonmaturity deposit study conducted in 2015 and the current mix of deposits.

The rate change information in the following table shows estimates of net interest income on a tax-equivalent basis for the year ending June 30, 2018 and calculations of EVE at June 30, 2017 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at June 30, 2017		Year Ending June 30, 2018
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$325,283	-19.2%	$95,181	-9.6%
+ 200 basis point rate shock	389,553	-3.3%	99,761	-5.2%
+ 100 basis point rate shock	401,765	-0.2%	102,751	-2.4%
Base case (no rate change)	402,705	—	105,279	—
- 100 basis point rate shock	348,683	-13.4%	102,274	-2.9%

Any of the rate shock scenarios shown in the preceding table could negatively impact the Bank’s net interest income for the year ending June 30, 2018. The Bank’s net interest income could be negatively impacted in a shock down 100 basis point scenario because, among other things, the rates currently being paid on many of the Bank’s deposit products are approaching zero and there is little room to reduce them further. In the shock up 100, 200 or 300 basis point scenarios the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2017
THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 9, 2017	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)