Form 10-Q
period 2017-09-30
FIRST OF LONG ISLAND CORP
filed 2017-11-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2017
Common stock, $.10 par value per share	24,631,164

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2017	2016

Assets:
Cash and cash equivalents	$39,880	$36,929

Investment securities:
Held-to-maturity, at amortized cost (fair value of $9,219 and $11,637)	9,076	11,387
Available-for-sale, at fair value	722,972	815,299
	732,048	826,686
Loans:
Commercial and industrial	126,794	126,038
Secured by real estate:
Commercial mortgages	1,117,628	1,085,198
Residential mortgages	1,498,992	1,238,431
Home equity lines	86,839	86,461
Consumer and other	7,051	9,293
	2,837,304	2,545,421
Allowance for loan losses	(33,146)	(30,057)
	2,804,158	2,515,364

Restricted stock, at cost	28,681	31,763
Bank premises and equipment, net	36,993	34,361
Bank-owned life insurance	59,254	33,097
Pension plan assets, net	17,418	17,316
Other assets	14,710	14,804
	$3,733,142	$3,510,320
Liabilities:
Deposits:
Checking	$864,281	$808,311
Savings, NOW and money market	1,684,721	1,519,749
Time, $100,000 and over	197,927	178,918
Time, other	113,409	101,739
	2,860,338	2,608,717

Short-term borrowings	91,919	207,012
Long-term debt	426,962	379,212
Accrued expenses and other liabilities	10,186	9,481
Deferred income taxes payable	780	68
	3,390,185	3,204,490
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares;
Issued and outstanding, 24,382,787 and 23,699,107 shares	2,438	2,370
Surplus	118,885	101,738
Retained earnings	220,461	203,326
	341,784	307,434
Accumulated other comprehensive income (loss), net of tax	1,173	(1,604)
	342,957	305,830
	$3,733,142	$3,510,320

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Interest and dividend income:
Loans	$71,810	$60,844	$25,173	$20,789
Investment securities:
Taxable	5,883	5,920	1,806	2,010
Nontaxable	10,112	10,256	3,358	3,433
	87,805	77,020	30,337	26,232
Interest expense:
Savings, NOW and money market deposits	4,974	3,833	1,909	1,490
Time deposits	3,986	3,910	1,437	1,236
Short-term borrowings	986	154	257	23
Long-term debt	5,703	5,458	2,031	1,792
	15,649	13,355	5,634	4,541
Net interest income	72,156	63,665	24,703	21,691
Provision for loan losses	3,203	1,510	1,122	1,118
Net interest income after provision for loan losses	68,953	62,155	23,581	20,573

Noninterest income:
Investment Management Division income	1,565	1,498	515	508
Service charges on deposit accounts	2,119	1,979	725	689
Net gains on sales of securities	74	1,868	16	24
Other	2,878	2,154	911	793
	6,636	7,499	2,167	2,014
Noninterest expense:
Salaries	17,944	16,437	6,082	5,388
Employee benefits	5,428	5,148	1,837	1,699
Occupancy and equipment	7,524	6,923	2,503	2,344
Debt extinguishment	—	1,756	—	—
Other	8,314	9,013	2,639	2,543
	39,210	39,277	13,061	11,974
Income before income taxes	36,379	30,377	12,687	10,613
Income tax expense	8,823	7,015	3,345	2,615
Net income	$27,556	$23,362	$9,342	$7,998

Earnings per share:
Basic	$1.14	$1.04	$.38	$.34
Diluted	1.13	1.02	.38	.34

Cash dividends declared per share	.43	.41	.15	.14

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$27,556	$23,362	$9,342	$7,998
Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	4,774	5,469	(577)	(5,184)
Change in funded status of pension plan	13	183	4	61
Other comprehensive income (loss) before income taxes	4,787	5,652	(573)	(5,123)
Income tax expense (benefit)	2,010	2,470	(240)	(2,137)
Other comprehensive income (loss)	2,777	3,182	(333)	(2,986)
Comprehensive income	$30,333	$26,544	$9,009	$5,012

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2017
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2017	23,699,107	$2,370	$101,738	$203,326	$(1,604)	$305,830
Net income				27,556		27,556
Other comprehensive income					2,777	2,777
Shares withheld upon the vesting
and conversion of RSUs	(19,339)	(2)	(525)			(527)
Common stock issued under
stock compensation plans	127,347	13	632			645
Common stock issued under
dividend reinvestment and
stock purchase plan	575,672	57	15,115			15,172
Stock-based compensation			1,925			1,925
Cash dividends declared				(10,421)		(10,421)
Balance, September 30, 2017	24,382,787	$2,438	$118,885	$220,461	$1,173	$342,957

	Nine Months Ended September 30, 2016
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income	Total
Balance, January 1, 2016	14,116,677	$1,412	$56,931	$185,069	$7,524	$250,936
Net income				23,362		23,362
Other comprehensive income					3,182	3,182
Common stock issued in public
offering, net of issuance costs	1,300,000	130	35,140			35,270
Shares withheld upon the vesting
and conversion of RSUs	(13,393)	(1)	(369)			(370)
Common stock issued under
stock compensation plans	99,267	10	768			778
Common stock issued under
dividend reinvestment and
stock purchase plan	183,416	18	5,178			5,196
Stock-based compensation			1,316			1,316
Cash dividends declared				(9,296)		(9,296)
Balance, September 30, 2016	15,685,967	$1,569	$98,964	$199,135	$10,706	$310,374

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$27,556	$23,362
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,203	1,510
Provision (credit) for deferred income taxes	(1,298)	98
Depreciation and amortization	2,577	2,398
Premium amortization on investment securities, net	2,370	3,012
Net gains on sales of securities	(74)	(1,868)
Net loss on sales of loans held-for-sale	—	5
Loss on debt extinguishment	—	1,756
Stock-based compensation expense	1,925	1,316
Common stock issued in lieu of cash for director fees	41	—
Accretion of cash surrender value on bank-owned life insurance	(1,157)	(709)
Excess of proceeds over cash surrender value of bank-owned life insurance	—	(103)
Pension expense (credit)	(88)	13
Decrease (increase) in other assets	94	(907)
Increase (decrease) in accrued expenses and other liabilities	330	(2,094)
Net cash provided by operating activities	35,479	27,789
Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	355	123
Available-for-sale	49,077	62,047
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	4,422	3,676
Available-for-sale	81,489	76,932
Purchases of investment securities:
Held-to-maturity	(2,398)	(1,287)
Available-for-sale	(35,829)	(234,744)
Proceeds from sales of loans held-for-sale	—	100
Net increase in loans	(291,997)	(196,733)
Net decrease in restricted stock	3,082	1,329
Purchases of premises and equipment, net	(5,209)	(4,071)
Purchase of bank-owned life insurance	(25,000)	—
Net cash used in investing activities	(222,008)	(292,628)
Cash Flows From Financing Activities:
Net increase in deposits	251,621	340,209
Net decrease in short-term borrowings	(115,093)	(109,980)
Proceeds from long-term debt	66,650	43,500
Repayment of long-term debt	(18,900)	(31,756)
Proceeds from issuance of common stock, net	15,172	40,466
Proceeds from exercise of stock options	604	778
Repurchase and retirement of common stock	(527)	(370)
Cash dividends paid	(10,047)	(8,785)
Net cash provided by financing activities	189,480	274,062
Net increase in cash and cash equivalents	2,951	9,223
Cash and cash equivalents, beginning of year	36,929	39,635
Cash and cash equivalents, end of period	$39,880	$48,858
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$15,570	$16,530
Income taxes	9,378	5,696
Noncash investing and financing activities:
Cash dividends payable	3,742	3,334

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

The consolidated financial information included herein as of and for the periods ended September 30, 2017 and 2016 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2016 consolidated balance sheet was derived from the Corporation's December 31, 2016 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

In the fourth quarter of 2016, the Corporation adopted Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting.” Earnings for the first three quarters of 2016 were adjusted retroactively to reflect the adoption of the ASU effective as of January 1, 2016. The ASU increased net income in the first nine months of 2017 and 2016 by $630,000 and $301,000, respectively, and increased (decreased) net income in the third quarters of 2017 and 2016 by $33,000 and ($13,000), respectively, through credits (debits) to income tax expense.

2 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$27,556	$23,362	$9,342	$7,998
Income allocated to participating securities (1)	101	99	34	34
Income allocated to common stockholders	$27,455	$23,263	$9,308	$7,964

Weighted average:
Common shares	24,096,079	22,437,947	24,332,939	23,497,362
Dilutive stock options and restricted stock units (1)	253,715	265,891	247,127	265,026
	24,349,794	22,703,838	24,580,066	23,762,388
Earnings per share:
Basic	$1.14	$1.04	$.38	$.34
Diluted	1.13	1.02	.38	.34

(1) Restricted stock units (“RSUs”) awarded in 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs are considered to participate with common stock in the earnings of the Corporation and, therefore, the Corporation calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings.

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

The components of other comprehensive income and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$4,847	$7,320	$(561)	$(5,160)
Reclassification adjustment for gains included in net income (1)	(73)	(1,851)	(16)	(24)
Change in net unrealized holding gains on available-for-sale securities	4,774	5,469	(577)	(5,184)
Tax effect	2,004	2,448	(242)	(2,160)
	2,770	3,021	(335)	(3,024)
Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	13	183	4	61
Tax effect	6	22	2	23
	7	161	2	38
Other comprehensive income (loss)	$2,777	$3,182	$(333)	$(2,986)

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

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/16	Change	9/30/17
Unrealized holding gains on available-for-sale securities	$1,654	$2,770	$4,424
Unrealized actuarial losses on pension plan	(3,258)	7	(3,251)
Accumulated other comprehensive income (loss), net of tax	$(1,604)	$2,777	$1,173

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-Maturity Securities:
State and municipals	$8,335	$98	$—	$8,433
Pass-through mortgage securities	320	26	—	346
Collateralized mortgage obligations	421	19	—	440
	$9,076	$143	$—	$9,219
Available-for-Sale Securities:
State and municipals	$443,888	$11,860	$(1,360)	$454,388
Pass-through mortgage securities	141,470	137	(2,016)	139,591
Collateralized mortgage obligations	130,215	230	(1,452)	128,993
	$715,573	$12,227	$(4,828)	$722,972

	December 31, 2016
Held-to-Maturity Securities:
State and municipals	$10,419	$177	$—	$10,596
Pass-through mortgage securities	361	33	—	394
Collateralized mortgage obligations	607	40	—	647
	$11,387	$250	$—	$11,637
Available-for-Sale Securities:
State and municipals	$444,154	$10,137	$(3,631)	$450,660
Pass-through mortgage securities	188,527	156	(2,874)	185,809
Collateralized mortgage obligations	179,993	862	(2,025)	178,830
	$812,674	$11,155	$(8,530)	$815,299

At September 30, 2017 and December 31, 2016, investment securities with a carrying value of $426,912,000 and $415,419,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2017 and December 31, 2016.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2017
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$52,347	$(866)	$8,747	$(494)	$61,094	$(1,360)
Pass-through mortgage securities	116,003	(1,798)	12,884	(218)	128,887	(2,016)
Collateralized mortgage obligations	59,712	(588)	39,074	(864)	98,786	(1,452)
Total temporarily impaired	$228,062	$(3,252)	$60,705	$(1,576)	$288,767	$(4,828)

	December 31, 2016
State and municipals	$117,181	$(3,631)	$—	$—	$117,181	$(3,631)
Pass-through mortgage securities	175,000	(2,874)	—	—	175,000	(2,874)
Collateralized mortgage obligations	125,424	(1,820)	7,737	(205)	133,161	(2,025)
Total temporarily impaired	$417,605	$(8,325)	$7,737	$(205)	$425,342	$(8,530)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Proceeds	$49,077	$62,047	$9,066	$21,058

Gross gains	$382	$1,869	$16	$24
Gross losses	(309)	(18)	—	—
Net gain	$73	$1,851	$16	$24

Income tax expense related to the net realized gains was $31,000 and $7,000 for the nine and three months ended September 30, 2017, respectively, and $772,000 and $11,000 for the nine and three months ended September 30, 2016, respectively.

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

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at September 30, 2017 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Held-to-Maturity Securities:
Within one year	$3,665	$3,673
After 1 through 5 years	4,420	4,509
After 5 through 10 years	250	251
After 10 years	—	—
Mortgage-backed securities	741	786
	$9,076	$9,219
Available-for-Sale Securities:
Within one year	$19,397	$19,661
After 1 through 5 years	87,551	90,619
After 5 through 10 years	171,879	176,555
After 10 years	165,061	167,553
Mortgage-backed securities	271,685	268,584
	$715,573	$722,972

5 - LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	September 30, 2017
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$54	$126,740	$126,794	$—	$1,657	$1,657
Commercial mortgages:
Multifamily	—	598,336	598,336	—	5,898	5,898
Other	—	417,819	417,819	—	4,747	4,747
Owner-occupied	7,455	94,018	101,473	820	755	1,575
Residential mortgages:
Closed end	875	1,498,117	1,498,992	19	18,086	18,105
Revolving home equity	1,574	85,265	86,839	—	1,090	1,090
Consumer and other	—	7,051	7,051	—	74	74
	$9,958	$2,827,346	$2,837,304	$839	$32,307	$33,146

	December 31, 2016
Commercial and industrial	$131	$125,907	$126,038	$—	$1,408	$1,408
Commercial mortgages:
Multifamily	—	610,385	610,385	—	6,119	6,119
Other	—	371,142	371,142	—	4,296	4,296
Owner-occupied	558	103,113	103,671	—	959	959
Residential mortgages:
Closed end	856	1,237,575	1,238,431	45	15,695	15,740
Revolving home equity	1,770	84,691	86,461	482	919	1,401
Consumer and other	—	9,293	9,293	—	134	134
	$3,315	$2,542,106	$2,545,421	$527	$29,530	$30,057

The following tables present the activity in the allowance for loan losses for the periods indicated.

(in thousands)	Balance at 1/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/17
Commercial and industrial	$1,408	$102	$10	$341	$1,657
Commercial mortgages:
Multifamily	6,119	—	—	(221)	5,898
Other	4,296	—	—	451	4,747
Owner-occupied	959	—	—	616	1,575
Residential mortgages:
Closed end	15,740	—	3	2,362	18,105
Revolving home equity	1,401	—	—	(311)	1,090
Consumer and other	134	27	2	(35)	74
	$30,057	$129	$15	$3,203	$33,146

	Balance at 7/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/17
Commercial and industrial	$1,544	$96	$3	$206	$1,657
Commercial mortgages:
Multifamily	5,921	—	—	(23)	5,898
Other	4,674	—	—	73	4,747
Owner-occupied	1,685	—	—	(110)	1,575
Residential mortgages:
Closed end	17,035	—	1	1,069	18,105
Revolving home equity	1,203	—	—	(113)	1,090
Consumer and other	74	21	1	20	74
	$32,136	$117	$5	$1,122	$33,146

(in thousands)	Balance at 1/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/16
Commercial and industrial	$928	$—	$4	$419	$1,351
Commercial mortgages:
Multifamily	6,858	—	—	(1,187)	5,671
Other	3,674	—	—	885	4,559
Owner-occupied	1,047	—	—	139	1,186
Residential mortgages:
Closed end	13,639	32	9	1,352	14,968
Revolving home equity	1,016	—	12	(104)	924
Consumer and other	94	5	5	6	100
	$27,256	$37	$30	$1,510	$28,759

	Balance at 7/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/16
Commercial and industrial	$1,174	$—	$—	$177	$1,351
Commercial mortgages:
Multifamily	6,346	—	—	(675)	5,671
Other	3,828	—	—	731	4,559
Owner-occupied	1,175	—	—	11	1,186
Residential mortgages:
Closed end	14,148	32	1	851	14,968
Revolving home equity	913	—	—	11	924
Consumer and other	93	5	—	12	100
	$27,677	$37	$1	$1,118	$28,759

For individually impaired loans, the following tables set forth by class of loans at September 30, 2017 and December 31, 2016 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the nine and three months ended September 30, 2017 and 2016. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Nine Months Ended		Three Months Ended
	September 30, 2017			September 30, 2017		September 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$54	$55	$—	$73	$4	$57	$2
Commercial mortgages - owner-occupied	535	618	—	545	16	536	5
Residential mortgages:
Closed end	501	596	—	346	—	505	—
Revolving home equity	1,574	1,574	—	1,575	—	1,574	—
With an allowance recorded:
Commercial mortgages - owner-occupied	6,920	6,912	820	7,079	—	6,977	—
Residential mortgages - closed end	374	371	19	384	14	377	5
Total:
Commercial and industrial	54	55	—	73	4	57	2
Commercial mortgages - owner-occupied	7,455	7,530	820	7,624	16	7,513	5
Residential mortgages:
Closed end	875	967	19	730	14	882	5
Revolving home equity	1,574	1,574	—	1,575	—	1,574	—
	$9,958	$10,126	$839	$10,002	$34	$10,026	$12

				Nine Months Ended		Three Months Ended
	December 31, 2016			September 30, 2016		September 30, 2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$131	$131	$—	$1,158	$1	$1,100	$1
Commercial mortgages - owner-occupied	558	636	—	579	—	570	—
Residential mortgages:
Closed end	230	313	—	589	—	573	—
Revolving home equity	280	279	—	280	—	280	(5)
With an allowance recorded:
Residential mortgages:
Closed end	626	634	45	645	22	637	7
Revolving home equity	1,490	1,491	482	—	—	—	—
Total:
Commercial and industrial	131	131	—	1,158	1	1,100	1
Commercial mortgages - owner-occupied	558	636	—	579	—	570	—
Residential mortgages:
Closed end	856	947	45	1,234	22	1,210	7
Revolving home equity	1,770	1,770	482	280	—	280	(5)
	$3,315	$3,484	$527	$3,251	$23	$3,160	$3

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	September 30, 2017
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
Commercial and industrial	$92	$—	$—	$54	$146	$126,648	$126,794
Commercial mortgages:
Multifamily	—	—	—	—	—	598,336	598,336
Other	—	—	—	—	—	417,819	417,819
Owner-occupied	—	—	—	6,920	6,920	94,553	101,473
Residential mortgages:
Closed end	1,318	—	—	400	1,718	1,497,274	1,498,992
Revolving home equity	253	—	—	1,574	1,827	85,012	86,839
Consumer and other	8	—	—	—	8	7,043	7,051
	$1,671	$—	$—	$8,948	$10,619	$2,826,685	$2,837,304

	December 31, 2016
Commercial and industrial	$224	$—	$—	$—	$224	$125,814	$126,038
Commercial mortgages:
Multifamily	—	—	—	—	—	610,385	610,385
Other	—	—	—	—	—	371,142	371,142
Owner-occupied	—	—	621	558	1,179	102,492	103,671
Residential mortgages:
Closed end	881	—	—	230	1,111	1,237,320	1,238,431
Revolving home equity	—	—	—	1,770	1,770	84,691	86,461
Consumer and other	1	—	—	—	1	9,292	9,293
	$1,106	$—	$621	$2,558	$4,285	$2,541,136	$2,545,421

The loans in the preceding table that were past due 90 days or more and still accruing at December 31, 2016 were well secured and in the process of collection. There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at September 30, 2017 or December 31, 2016.

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

During the nine months ended September 30, 2017, the Bank did not modify any loans in troubled debt restructurings. During the nine months ended September 30, 2016 the Bank modified a commercial and industrial loan in a troubled debt restructuring. The modification involved restructuring a $1.0 million line of credit into a new time loan with a maturity of December 31, 2016 and a post-modification interest rate lower than the current market rate for new debt of similar risk. The loan was subsequently repaid during 2016.

At September 30, 2017 and December 31, 2016, the Bank had an allowance for loan losses of $19,000 and $45,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the nine months ended September 30, 2017 and 2016 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics.  Credit risk within the Bank’s loan portfolio primarily stems from factors such as borrower size, geographic concentration, industry concentration, real estate values, local and national economic conditions and environmental impairment of properties securing mortgage loans. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, the majority of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary source of repayment for multifamily loans is cash flows from the underlying properties, a majority of which are rent stabilized or rent controlled. Such cash flows are dependent on the strength of the local economy.

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

	September 30, 2017
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$116,139	$10,313	$288	$54	$—	$126,794
Commercial mortgages:
Multifamily	588,814	2,368	7,154	—	—	598,336
Other	407,352	7,630	2,837	—	—	417,819
Owner-occupied	92,196	333	1,489	7,455	—	101,473
	$1,204,501	$20,644	$11,768	$7,509	$—	$1,244,422

	December 31, 2016
Commercial and industrial	$125,097	$810	$—	$131	$—	$126,038
Commercial mortgages:
Multifamily	603,103	—	7,282	—	—	610,385
Other	369,740	1,402	—	—	—	371,142
Owner-occupied	102,725	389	—	557	—	103,671
	$1,200,665	$2,601	$7,282	$688	$—	$1,211,236

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	September 30, 2017
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,495,066	$2,221	$830	$875	$—	$1,498,992
Revolving home equity	84,301	257	707	1,574	—	86,839
Consumer and other	6,631	—	—	—	—	6,631
	$1,585,998	$2,478	$1,537	$2,449	$—	$1,592,462

	December 31, 2016
Residential mortgages:
Closed end	$1,236,152	$982	$441	$856	$—	$1,238,431
Revolving home equity	84,189	—	501	1,771	—	86,461
Consumer and other	8,614	—	—	—	—	8,614
	$1,328,955	$982	$942	$2,627	$—	$1,333,506

Deposit account overdrafts were $420,000 and $679,000 at September 30, 2017 and December 31, 2016, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

6 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, RSUs, or any combination thereof, any of which may be subject to performance-based vesting conditions. Awards may also be granted to employees as incentive stock options (“ISOs”). The exercise price of stock options and SARs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option is granted. The 2014 Plan is administered by the Compensation Committee of the Board of Directors. Almost all of the awards granted to date under the 2014 Plan are RSUs. All awards granted under the 2014 Plan will immediately vest upon an involuntary termination following a change in control, total and permanent disability, as defined, or death, and with certain exceptions will immediately vest in the event of retirement, as defined.

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or RSUs. At September 30, 2017, 1,934,434 shares of common stock remain available for issuance of awards under the 2014 Plan of which 454,449 shares remain available for issuance as restricted stock awards or RSUs.

In 2017, 94,329 RSUs were awarded under the 2014 Plan, including 59,083 performance-based RSUs that vest based on the financial performance of the Corporation in 2019, 31,696 RSUs that vest in equal annual installments at the end of one,  two and three years of service, 300 RSUs that vest at the end of a three-year service-based vesting period and 3,250 RSUs that vest at the end of a four-year service-based vesting period.

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

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,925,000 and $1,316,000 and recognized related income tax benefits of $808,000 and $552,000 for the nine months ended September 30, 2017 and 2016, respectively.

Stock Option Activity. The following table presents a summary of options outstanding under the Corporation’s stock-based compensation plans as of September 30, 2017, and changes during the nine month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2017	257,262	$10.61
Exercised	(60,697)	9.95
Forfeited or expired	—	—
Outstanding at September 30, 2017	196,565	$10.82	1.98	$3,859
Exercisable at September 30, 2017	196,115	$10.80	1.97	$3,854

All options outstanding at September 30, 2017 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first nine months of 2017 and 2016 was $1,062,000 and $644,000, respectively.

RSU Activity. The following table presents a summary of RSUs outstanding under the Corporation’s stock-based compensation plans as of September 30, 2017 and changes during the nine month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2017	245,010	$16.52
Granted	94,329	26.24
Converted	(65,205)	17.48
Outstanding at September 30, 2017	274,134	$19.64	1.18	$8,347
Vested and Convertible at September 30, 2017	—	$—	—	$—

The number of RSUs outstanding at January 1, 2017 in the table above represents the maximum number of shares of the Corporation’s common stock into which the RSUs can be converted. The performance-based RSUs granted in 2017 have a maximum payout potential of 1.25 shares of the Corporation’s common stock for each RSU awarded. All of the RSUs outstanding at September 30, 2017 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first nine months of 2017 and 2016 was $1,779,000 and $1,445,000, respectively.

Unrecognized Compensation Cost. As of September 30, 2017, there was $1,917,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $3,000 for stock options and $1,914,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 0.9 years, which is based on weighted-average periods of 2.7 years and 0.9 years for stock options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from stock option exercises for the nine months ended September 30, 2017 and 2016 was $604,000 and $778,000, respectively. Tax benefits from stock option exercises for the nine months ended September 30, 2017 and 2016 were $445,000 and $259,000, respectively.

Other. No cash was used to settle stock options during the first nine months of 2017 or 2016. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During the first nine months of 2017, 1,445 shares of the Corporation’s common stock were issued to a member of the Board of Directors in payment of director fees.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Service cost plus expected expenses and net of
expected plan participant contributions	$911	$857	$304	$285
Interest cost	1,193	1,188	398	396
Expected return on plan assets	(2,205)	(2,215)	(735)	(738)
Amortization of net actuarial loss	13	183	4	61
Net pension cost (credit)	$(88)	$13	$(29)	$4

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2017 or 2016.

The fair values of the Corporation’s investment securities designated as available-for-sale at September 30, 2017 and December 31, 2016 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2017:
Available-for-Sale Securities:
State and municipals	$454,388	$—	$454,388	$—
Pass-through mortgage securities	139,591	—	139,591	—
Collateralized mortgage obligations	128,993	—	128,993	—
	$722,972	$—	$722,972	$—
December 31, 2016:
Available-for-Sale Securities:
State and municipals	$450,660	$—	$450,660	$—
Pass-through mortgage securities	185,809	—	185,809	—
Collateralized mortgage obligations	178,830	—	178,830	—
	$815,299	$—	$815,299	$—

Assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016, are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment when appropriate. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans. Because the Corporation has a small amount of impaired loans measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2017:
Impaired loan:
Commercial mortgage - owner occupied	$6,100	$—	$—	$6,100
December 31, 2016:
Impaired loan:
Residential mortgage - revolving home equity	$1,009	$—	$—	$1,009

The impaired loans set forth in the preceding table had principal balances of $6,920,000 and $1,491,000 at September 30, 2017 and December 31, 2016, respectively, and valuation allowances of $820,000 and $482,000, respectively. During the nine and three months ended September 30, 2017, the Corporation recorded provisions (credits) for loan losses of $338,000 and ($530,000), respectively, for impaired loans measured at fair value.    During the nine and three months ended September 30, 2016, the Corporation recorded credit  provisions for loan losses of $33,000 and $24,000, respectively, for impaired loans measured at fair value.

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

	Level of	September 30, 2017		December 31, 2016
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$39,880	$39,880	$36,929	$36,929
Held-to-maturity securities	Level 2	6,563	6,706	9,904	10,154
Held-to-maturity securities	Level 3	2,513	2,513	1,483	1,483
Loans	Level 3	2,798,058	2,745,950	2,514,355	2,472,849
Restricted stock	Level 1	28,681	28,681	31,763	31,763
Accrued interest receivable:
Investment securities	Level 2	4,405	4,405	4,564	4,564
Loans	Level 3	7,267	7,267	6,418	6,418
Financial Liabilities:
Checking deposits	Level 1	864,281	864,281	808,311	808,311
Savings, NOW and money market deposits	Level 1	1,684,721	1,684,721	1,519,749	1,519,749
Time deposits	Level 2	311,336	313,463	280,657	282,024
Short-term borrowings	Level 1	91,919	91,919	207,012	207,012
Long-term debt	Level 2	426,962	424,824	379,212	375,003
Accrued interest payable:
Checking, savings, NOW and money
market deposits	Level 1	153	153	160	160
Time deposits	Level 2	45	45	25	25
Short-term borrowings	Level 1	6	6	8	8
Long-term debt	Level 2	658	658	590	590

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

9 - IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list and should be read in conjunction with the disclosure of issued but not yet effective accounting standards in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2017.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers.”  The amendments in ASU 2014-09 provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities such as the Corporation, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. Management has identified the revenue streams that are within the scope of the ASU and has evaluated them to determine the impact that the amendments in the ASU could have on the Corporation’s financial position, results of operations and disclosures. Based on this work, management believes that implementation of ASU 2014-09 in 2018 will result in enhancements to certain revenue recognition disclosures, but that the amendments in the ASU will not have a material impact on the Corporation’s financial position or results of operations.  Management expects to use the modified retrospective transition method to implement the standard on January 1, 2018 and will update its internal control procedures by year-end 2017 to address the new requirements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.”  The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 would require equity securities to be measured at fair value with changes in fair value recognized through net income, but would allow equity securities that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments would simplify the impairment assessment of such equity securities and would require enhanced disclosure about these investments. ASU 2016-01 would also require separate presentation of financial assets and liabilities by measurement category and type of instrument, such as securities or loans, on the balance sheet or in the notes, and would eliminate certain other disclosures relating to the methods and assumptions used to estimate fair value. For public entities such as the Corporation, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. Implementation of ASU 2016-01 in 2018 is not expected to have a material impact on the Corporation’s financial position or results of operations, but will result in certain modifications to fair value disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Upon implementation of the ASU, the Corporation’s assets and liabilities will increase due to the recognition of a lease asset and a lease obligation. Management has allocated staffing resources to implement the ASU and is developing an implementation plan including, among other things, engaging a third party software provider and evaluating the impact that other aspects of ASU 2016-02 will have on the Corporation’s financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the Chief Financial Officer and Chief Risk Officer. A broader advisory group has been established to assist in implementing the ASU and includes representatives of the Bank’s loan operations, credit administration, lending, investments and technology functions. The committee has selected and engaged a third-party software provider, and is currently reviewing the data elements needed to implement the ASU. In addition, the committee continues to analyze the provisions of the ASU to understand the impact that it will have on the Corporation’s financial position, results of operations and disclosures.

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

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans or other types of benefits accounted for under Topic 715.  The ASU requires, among other things, that an employer disaggregate the service cost component from other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017.  Management believes that implementation of ASU 2017-07 in 2018 will result in reclassifications between certain income statement categories, but that the amendments in the ASU will not have a material impact on the Corporation’s financial position, results of operations or disclosures.

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

Overview

Net income and earnings per share for the first nine months of 2017 were $27.6 million and $1.13, respectively, representing increases over the same period last year of 18.0% and 10.8%, respectively. Dividends per share increased 4.9%, from $.41 for the first nine months of 2016 to $.43 for the current nine-month period. Returns on average assets (ROA) and average equity (ROE) for the first nine months of 2017 were 1.01% and 11.23%, respectively, versus .95% and 10.98%, respectively, for the same period last year. Book value per share increased from $12.90 at year-end 2016 to $14.07 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remains excellent and the mortgage loan pipeline at quarter-end was $118 million.

Analysis of Earnings – Nine Month Periods.  Net income for the first nine months of 2017 was $27.6 million, an increase of $4.2 million, or 18.0%, over the same period last year. The increase is primarily attributable to increases in net interest income of $8.5 million, or 13.3%, and noninterest income, before securities gains, of $931,000, or 16.5%. The impact of these items was partially offset by increases in the provision for loan losses of $1.7 million, noninterest expense before debt extinguishment costs of $1.7 million, or 4.5%, and income tax expense of $1.8 million.

The increase in net interest income was mainly attributable to growth in average interest-earning assets of $352.3 million, or 11.0%, which was driven by an increase in the average balance of loans. In addition to a decrease in the average balance of investment securities, the growth in loans was almost entirely funded by growth in the average balances of noninterest-bearing checking deposits, interest-bearing deposits, short-term borrowings and stockholders’ equity.

Net interest income also benefitted from an improvement in the Bank’s net interest margin. Net interest margin was 2.92% for the first nine months of 2017 as compared to 2.89% for the comparable period in 2016. The increase in net interest margin is attributable to higher portfolio yields on loans and securities and an increase in prepayment penalties and late charges from $1.5 million for the first nine months of 2016 to $1.8 million for the current nine month period. The impact of these items was partially offset by higher rates on deposits and borrowings. The current level of net interest margin reflects the low interest rate environment that has persisted for an extended period of time. Management anticipates that net interest margin may be difficult to maintain and could even decline from its current level and inhibit earnings growth.

The $931,000 increase in noninterest income, before securities gains, is primarily attributable to increases in income from bank-owned life insurance (“BOLI”), service charges on deposit accounts, checkbook income and Investment Management Division income. Also contributing to the increase in noninterest income were refunds of sales taxes, real estate taxes and telecommunications charges.

The $1.7 million increase in noninterest expense, before debt extinguishment costs, is primarily attributable to increases in salaries, employee benefits expense, occupancy and equipment expense, marketing expense,  dues and subscriptions and legal fees.  The impact of these items was partially offset by decreases in consulting fees, computer and telecommunications expense and FDIC insurance expense.

The $1.7 million increase in the provision for loan losses is mainly due to more loan growth in the current nine-month period, the establishment of a specific reserve of $820,000 on one impaired loan and a decrease of $382,000 in specific reserves on loans individually deemed to be impaired in the same period last year. Also contributing to the increase was a larger decline in historical loss rates in the 2016 period than the current nine month period. The impact of these items was partially offset by improved economic conditions in the first nine months of 2017.  The $820,000 specific reserve was established on one impaired loan with a current outstanding balance of $6.9 million that was transferred to nonaccrual status during the second quarter of 2017.

The $1.8 million increase in income tax expense is mainly attributable to higher pre-tax earnings in the first nine months of 2017 than the same period last year and a decline in the amount of pre-tax income from tax-exempt securities. The impact of these items was partially offset by larger tax benefits derived from BOLI and the vesting and exercise of stock awards in the current nine-month period.

Asset Quality. The Bank’s allowance for loan losses to total loans of 1.17% at September 30, 2017 was virtually unchanged from 1.18% at December 31, 2016. The provision for loan losses was $3.2 million and $1.5 million in the first nine months of 2017 and 2016, respectively. The provision in each period was largely driven by loan growth. The provision in the first nine months of 2017 was also driven by the establishment of the aforementioned specific reserve as partially offset by improvement in the local housing market and overall economic conditions. The provision in the 2016 period benefitted more than the current period provision from a decline in historical loss rates.

The overall credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $8.9 million, or .32% of total loans outstanding at September 30, 2017, compared to $2.6 million, or .10%, at December 31, 2016. The increase is primarily attributable to one impaired loan previously mentioned, partially offset by paydowns and loans returned to accrual status based on the demonstrated ability of the borrowers to service their debt. Troubled debt restructurings amounted to $1.2 million, or .04% of total loans outstanding, at September 30, 2017, representing a decrease of $377,000 from year-end 2016. Of the troubled debt restructurings at quarter-end, $1.0 million are performing in accordance with their modified terms and $159,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. The $377,000 decrease in troubled debt restructurings was primarily attributable to the payoff of one loan and the paydown on another loan. Loans past due 30 through 89 days amounted to $1.7 million, or .06% of total loans outstanding, at September 30, 2017, compared to $1.1 million, or .04%, at December 31, 2016. Management does not believe that the increases in nonaccrual loans and loans past due 30 to 89 days are indicative of a deterioration in the overall credit quality of the Bank’s loan portfolio.

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

The Bank’s growing branch distribution system consists of 48 branches in Nassau and Suffolk Counties, Long Island and the boroughs of Queens, Brooklyn and Manhattan. The Bank expects to open four to six more branches in Queens and Brooklyn by the end of 2018 and continues to evaluate sites for further branch expansion. In addition to loan and deposit growth, management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

Challenges We Face. Beginning in December 2015, there have been four 25 basis point increases in the federal funds target rate to its current level of 1% to 1.25%. These increases have exerted upward pressure on non-maturity deposit rates and have caused such rates to trend upward. Further increases in the federal funds target rate are expected in the foreseeable future. At the same time, the Bank generally lends and invests at a spread to intermediate and long-term interest rates which remain relatively low and without what management believes to be near term prospects for meaningful improvement. This, together with significant price competition for loans in the Bank’s marketplace, has resulted in suboptimal investing and lending rates. The mortgage loan pipeline of $118 million at the most recent quarter end is down from $177 million at the end of last quarter and $193 million at year end 2016. The decrease in the pipeline as of September 30, 2017 is reflective of pricing and underwriting guidelines, but may also reflect a softening of demand by quality borrowers. These factors could cause loan growth in the upcoming quarters to be lower than that experienced thus far this year.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. The markets expect that regulatory relief and tax reform will be forthcoming, but the timing, magnitude and positive impact of any such changes are yet to be determined. In the current environment, banking regulators are increasingly concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels, cyber security and predatory sales practices. Regulatory requirements and enhanced oversight are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

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

	Nine Months Ended September 30,
	2017			2016
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$24,457	$191	1.04%	$36,434	$140.51%
Investment securities:
Taxable	337,941	5,692	2.25	367,569	5,780	2.10
Nontaxable (1)	460,156	15,556	4.51	465,054	15,779	4.52
Loans (1)	2,721,229	71,820	3.52	2,322,461	60,854	3.49
Total interest-earning assets	3,543,783	93,259	3.51	3,191,518	82,553	3.45
Allowance for loan losses	(31,604)			(27,860)
Net interest-earning assets	3,512,179			3,163,658
Cash and due from banks	31,791			30,504
Premises and equipment, net	35,405			31,236
Other assets	85,944			58,876
	$3,665,319			$3,284,274
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,627,152	4,974.41		$1,483,338	3,833.35
Time deposits	301,499	3,986	1.77	302,001	3,910	1.73
Total interest-bearing deposits	1,928,651	8,960.62		1,785,339	7,743.58
Short-term borrowings	138,523	986.95		44,193	154.47
Long-term debt	401,889	5,703	1.90	373,798	5,458	1.95
Total interest-bearing liabilities	2,469,063	15,649.85		2,203,330	13,355.81
Checking deposits	859,805			780,980
Other liabilities	8,522			15,668
	3,337,390			2,999,978
Stockholders' equity	327,929			284,296
	$3,665,319			$3,284,274

Net interest income (1)		$77,610			$69,198
Net interest spread (1)			2.66%			2.64%
Net interest margin (1)			2.92%			2.89%

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

	Nine Months Ended September 30,
	2017 Versus 2016
	Increase (decrease) due to changes in:
			Rate/	Net
(in thousands)	Volume	Rate	Volume (1)	Change
Interest Income:
Interest-earning bank balances	$(47)	$144	$(46)	$51
Investment securities:
Taxable	(457)	422	(53)	(88)
Nontaxable	(180)	(48)	5	(223)
Loans	10,374	459	133	10,966
Total interest income	9,690	977	39	10,706

Interest Expense:
Savings, NOW & money market deposits	426	716	(1)	1,141
Time deposits	(9)	88	(3)	76
Short-term borrowings	333	160	339	832
Long-term debt	404	(146)	(13)	245
Total interest expense	1,154	818	322	2,294
Increase (decrease) in net interest income	$8,536	$159	$(283)	$8,412

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first nine months of 2017 was $77.6 million, an increase of $8.4 million, or 12.2%, over $69.2 million for the first nine months of 2016. The increase resulted primarily from an increase in average interest-earning assets of $352.3 million, or 11.0%.

The increase in average interest-earning assets was driven by an increase in the average balance of loans of $398.8 million, or 17.2%. Although most of the loan growth occurred in mortgage loans, commercial and industrial loans also grew with an increase in average outstandings of $25.9 million, or 26.2%. The Bank’s continued ability to grow loans is attributable to a variety of factors including, among others, competitive pricing, targeted solicitation efforts, demand from quality borrowers, the introduction of new loan products, advertising campaigns and broker and correspondent relationships for both residential and commercial mortgages.

In addition to a $34.5 million decrease in the average balance of investment securities, the growth in loans was almost entirely funded by growth in the average balances of noninterest-bearing checking deposits of $78.8 million, or 10.1%, interest-bearing deposits of $143.3 million, or 8.0%, short-term borrowings of $94.3 million and stockholders’ equity of $43.6 million, or 15.3%. Substantial contributors to the growth in deposits were new branch openings and the Bank’s ongoing municipal deposit initiative. The Bank’s ongoing ability to grow deposits is attributable to, among other things, continued expansion of the Bank’s branch distribution system, competitive pricing, targeted solicitation of local commercial businesses and municipalities, new and expanded lending relationships, new small business checking and loan products and the expansion of merchant sales relationships. In addition, management believes that the Bank’s positive reputation in its marketplace has contributed to both loan and deposit growth. Substantial contributors to the growth in stockholders’ equity were net income, $35.3 million of capital raised in an underwritten public offering in the first half of 2016 and the ongoing issuance of shares under the Corporation’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”).  These sources of capital were partially offset by the declaration of cash dividends and a decrease in the after-tax amount of unrealized gains on available-for-sale securities.

Net interest income also benefited from an improvement in the Bank’s net interest margin. Net interest margin was 2.92% for the first nine months of 2017 as compared to 2.89% for the comparable period in 2016. The increase in net interest margin is attributable to higher portfolio yields on loans and securities and an increase in prepayment penalties and late charges from $1.5 million for the first nine months of 2016 to $1.8 million for the current nine month period.  The impact of these items was partially offset by higher rates on deposits and borrowings.  The current level of net interest margin reflects the low interest rate environment that has persisted for an extended period of time.  Management anticipates that net interest margin may be difficult to maintain and could even decline from its current level and inhibit earnings growth.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, before securities gains, increased $931,000, or 16.5%, when comparing the first nine months of 2017 to the same period last year. The increase is primarily attributable to increases in income from BOLI of $345,000, service charges on deposit accounts of $140,000, checkbook income of $83,000 and Investment Management Division income of $67,000.  Also contributing to the increase in noninterest income were an increase in real estate tax refunds and refunds of sales taxes and telecommunications charges amounting to $184,000. Cash value accretion increased largely because of purchases of BOLI during the first quarter of 2017 with an initial cash value of $25.0 million. The increase in service charges on deposit accounts is due to higher overdraft and maintenance and activity charges resulting from, among other things, growth in the number of deposit accounts.  Growth in the number of deposit accounts also contributed to the increase in checkbook income. Investment Management Division income increased largely because improved equity market conditions resulted in an increase in assets under management.

Securities gains of $74,000 in the first nine months of 2017 are primarily attributable to a deleveraging transaction in the first quarter. This transaction involved the sale of approximately $40.0 million of available-for-sale mortgage-backed securities and use of the resulting proceeds to pay down short-term borrowings. During the second quarter of 2016, the Bank also executed a deleveraging transaction. That transaction involved the sale of $40.3 million of mortgage-backed securities at a gain of $1.8 million and the prepayment of $30 million of long-term debt at a cost of $1.8 million. These deleveraging transactions were undertaken to eliminate inefficient leverage and accrete Tier 1 leverage capital.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense, before debt extinguishment costs, increased $1.7 million, or 4.5%, when comparing the first nine months of 2017 to the same period last year. The increase is primarily attributable to increases in salaries of $1.5 million, or 9.2%, employee benefits expense of $280,000, or 5.4%, occupancy and equipment expense of $601,000, or 8.7%, and marketing expense of $320,000, dues and subscriptions of $113,000 and legal fees of $94,000. The impact of these items was partially offset by decreases in consulting fees of $663,000, computer and telecommunications expense of $538,000 and FDIC insurance expense of $216,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense resulted primarily from increases in group health insurance expense of $233,000, incentive compensation expense of $95,000 and payroll tax expense of $76,000, partially offset by a decrease in retirement plan expense of $200,000. The increase in group health insurance expense resulted from increases in staff count and the rates being charged by insurance carriers and the decrease in retirement plan expense resulted from an increase in the discount rate and favorable performance of plan assets. The increase in occupancy and equipment expense is primarily due to operating costs of new branches and depreciation of the Bank’s facilities and equipment.  The increase in marketing expense is largely due to new branch and deposit account promotions. The decrease in consulting fees is mainly due to a charge of $800,000 in the second quarter of 2016 for advisory services rendered in connection with renegotiating the Bank’s data processing contract. The decrease in computer and telecommunications expense reflects the cost savings arising from this renegotiation and one-time expenses of approximately $126,000 incurred in the 2016 period related to changes in the Corporation’s network and security systems. The decrease in FDIC insurance expense is attributable to lower FDIC assessment rates effective July 1, 2016 partially offset by a growth-related increase in the assessment base.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 24.3% for the first nine months of 2017 compared to 23.1% for the same period last year. The increase in the effective tax rate was primarily due to a decline in the amount of pre-tax income from tax-exempt securities, partially offset by larger tax benefits derived from BOLI and the vesting and exercise of stock awards. The vesting and exercise of stock awards resulted in tax benefits of  $630,000 and $301,000 in the first nine months of 2017 and 2016, respectively. The $1.8 million increase in income tax expense is mainly attributable to higher pre-tax earnings in the first nine months of 2017 than the same period last year and the aforementioned increase in the effective tax rate.

Results of Operations – Third Quarter 2017 Versus Third Quarter 2016

Net income for the third quarter of 2017 was $9.3 million, representing an increase of $1.3 million, or 16.8%, over $8.0 million earned in the third quarter of last year. The increase is primarily attributable to increases in net interest income of $3.0 million and income from BOLI of $66,000. These items were partially offset by increases in salaries of $694,000, employee benefits of $138,000, occupancy and equipment expense of $159,000 and  income tax expense of $730,000. Third quarter variances occurred for substantially the same reasons discussed above with respect to the nine-month periods.

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

	September 30,	December 31,
(dollars in thousands)	2017	2016
Nonaccrual loans:
Troubled debt restructurings	$159	$788
Other	8,789	1,770
Total nonaccrual loans	8,948	2,558
Loans past due 90 days or more and still accruing	—	621
Other real estate owned	—	—
Total nonperforming assets	8,948	3,179
Troubled debt restructurings - performing	1,009	757
Total risk elements	$9,957	$3,936

Nonaccrual loans as a percentage of total loans	.32%	.10%
Nonperforming assets as a percentage of total loans and other real estate owned	.32%	.12%
Risk elements as a percentage of total loans and other real estate owned	.35%	.15%

The increase in nonaccrual loans is primarily attributable to one impaired loan with a current outstanding balance of $6.9 million transferred to nonaccrual status during the second quarter of 2017, partially offset by paydowns and loans returned to accrual status based on the demonstrated ability of the borrowers to service their debt.

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

The allowance for loan losses increased $3.1 million during the first nine months of 2017, amounting to $33.1 million, or 1.17% of total loans at September 30, 2017 compared to $30.1 million, or 1.18% of total loans at December 31, 2016. During the first nine months of 2017, the Bank had loan chargeoffs of $129,000, recoveries of $15,000 and recorded a provision for loan losses of $3.2 million. During the first nine months of 2016, the Bank had loan chargeoffs of $37,000, recoveries of $30,000 and recorded a provision for loan losses of $1.5 million. The provision in each period was largely driven by loan growth. The provision in the first nine months of 2017 was also driven by the establishment of a  specific reserve of $820,000 on one impaired loan as partially offset by improvement in the local housing market and overall economic conditions. The provision in the 2016 period benefitted more than the current period from a decline in historical loss rates.

The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses in the Bank’s loan portfolio. As more fully discussed in “Application of Critical Accounting Policies”, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from those estimates. Other detailed information on the Bank’s allowance for loan losses, impaired loans and the aging of loans can be found in “Note 5 – Loans” to the Corporation’s consolidated financial statements included in this Form 10-Q.

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at September  30, 2017. The majority of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been suboptimal for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

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

During the first nine months of 2017, the Corporation’s cash and cash equivalent position increased by $3.0 million, from $36.9 million at December 31, 2016 to $39.9 million at September 30, 2017. The increase occurred primarily because cash provided by deposit growth, long-term borrowings, paydowns and sales of securities, paydowns of loans, common stock issued under the DRIP and operations exceeded cash used to repay short-term borrowings, originate loans, pay cash dividends and purchase BOLI and securities.

Securities decreased $94.6 million during the first nine months of 2017, from $826.7 million at year-end 2016 to $732.0 million at September 30, 2017. The decrease is mainly attributable to the sale of approximately $49.0 million of available-for-sale mortgage-backed securities, $40.0 million of which was related to the aforementioned 2017 deleveraging transaction, and maturities and redemptions of $85.9 million, partially offset by purchases of $38.2 million of securities during the period.

During the first nine months of 2017, total deposits grew $251.6 million, or 9.6%, to $2.9 billion at September 30, 2017. The increase was attributable to growth in savings, NOW and money market deposits of $165.0 million, or 10.9%, noninterest-bearing checking balances of $56.0 million, or 6.9%, and time deposits of $30.7 million. The growth in deposits is mainly attributable to new branch openings, deposit account promotions and an increase in municipal deposit balances relating to the Bank’s ongoing municipal deposit initiative.

Borrowings include Federal Home Loan Bank (“FHLB”) borrowings and liabilities under repurchase agreements. Total borrowings decreased $67.3 million, or 11.5%, during the first nine months of 2017. The decrease is attributable to a reduction in short-term borrowings of $115.1 million, $40.0 million of which was due to the aforementioned 2017 deleveraging transaction, partially offset by an increase in long-term debt of $47.8 million. Long-term debt totaled $427.0 million at September 30, 2017, representing 82% of total borrowings at quarter-end. The Bank’s long-term fixed-rate borrowing position and time deposits are intended to reduce the impact that an increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a Board approved Liquidity Policy and Liquidity Contingency Plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At September 30, 2017, the Bank had approximately $296 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank of New York (“FRB”) and the FHLB of New York, and has a federal funds line with a commercial bank. In addition to customer deposits and funds invested in the Bank by the Corporation that were raised under the DRIP, the Bank’s primary external sources of liquidity are secured borrowings from the FRB and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB and FHLB of New York, the Bank had borrowing capacity of approximately $1.6 billion at September 30, 2017.

Capital

Stockholders’ equity totaled $343.0 million at September 30, 2017, an increase of $37.1 million from $305.8 million at December 31, 2016. The increase resulted primarily from net income of $27.6 million, the issuance of shares under the Corporation’s DRIP of $15.2 million and an increase in the after-tax amount of unrealized gains on available-for-sale securities of $2.8 million, partially offset by cash dividends declared of $10.4 million.

During the first quarter of 2017, the Corporation’s Board of Directors increased the amount of stock that an individual can purchase on a quarterly basis under the stock purchase component of the DRIP from $50,000 to $75,000. This change is providing additional capital that is being used to accommodate balance sheet growth. Common stock issued under the DRIP relating to 2017 dividend declarations totaled $18.7 million. Future levels of dividend reinvestment and stock purchases cannot be projected.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of the Corporation and the Bank as of September 30, 2017 are as follows:

	Corporation	Bank
Tier 1 leverage	9.15%	9.15%
Common Equity Tier 1 risk-based	15.33%	15.32%
Tier 1 risk-based	15.33%	15.32%
Total risk-based	16.58%	16.58%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.25% applicable to the Bank for 2017, and the Bank was well capitalized under the prompt corrective action provisions at September 30, 2017.

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

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts. The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not. For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various deposit products in response to changes in general market interest rates. These estimates are based on, among other things, product type, management’s experience with needed deposit rate adjustments in prior interest rate change cycles, the results of a nonmaturity deposit study conducted by an independent consultant and management’s assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at September 30, 2017 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income on a tax-equivalent basis for the year ending September 30, 2018 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are derived using a base case average life by product as determined by a nonmaturity deposit study and the current mix of deposits.

The rate change information in the following table shows estimates of net interest income on a tax-equivalent basis for the year ending September 30, 2018 and calculations of EVE at September 30, 2017 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at September 30, 2017		Year Ending September 30, 2018
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$319,521	-21.4%	$96,234	-9.2%
+ 200 basis point rate shock	387,869	-4.5%	100,842	-4.9%
+ 100 basis point rate shock	402,573	-0.9%	103,686	-2.2%
Base case (no rate change)	406,271	—	106,026	—
- 100 basis point rate shock	370,279	-8.9%	106,165	0.1%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending September 30, 2018 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Conversely, an immediate decrease in interest rates of 100 basis points could positively impact the Bank’s net interest income because, among other things, the Bank would pay less for overnight borrowings. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2017
THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 9, 2017	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)