Form 10-K
period 2017-12-31
FIRST OF LONG ISLAND CORP
filed 2018-03-16
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017

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

Registrant's telephone number, including area code

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

    Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2017, the last business day of the Corporation’s most recently completed second fiscal quarter, was $663.5  million. This value was computed by reference to the price at which the stock was last sold on June 30, 2017 and excludes $26.6 million representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, March 1, 2018
Common Stock, $.10 par value	25,018,449

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2018 are incorporated by reference into Part III.

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

The Bank’s revenues are derived principally from interest on loans and investment securities, service charges and fees on deposit accounts, income from investment management and trust services and bank-owned life insurance (“BOLI”).

The Bank did not commence, abandon or significantly change any of its lines of business during 2017.

Markets Served and Products Offered

The Bank serves the financial needs of privately owned and publicly held businesses, professionals, consumers, public bodies and other organizations primarily in Nassau and Suffolk Counties, Long Island, and the boroughs of New York City. The Bank’s head office is located in Glen Head, New York, and the Bank has 37 other full service branches, ten commercial banking offices and two select service banking centers. Included in these totals are five full service branches in Queens, one in Brooklyn and two commercial banking offices in Manhattan. The Bank continues to evaluate potential new branch sites on Long Island and in the boroughs of New York City.

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

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Mobile Banking
•	ACH Origination	•	Mobile Capture
•	ATM Banking and Deposit Automation	•	Mutual Funds, Annuities and Life Insurance
•	Bank by Mail	•	Night Depository Services
•	Bill Payment	•	Online Banking
•	Cash Management Services	•	Payroll Services
•	Collection Services	•	Personal Money Orders
•	Controlled Disbursement Accounts	•	Remote Deposit
•	Drive-Through Banking	•	Safe Deposit Boxes
•	Foreign Currency Sales and Purchases	•	Securities Transactions
•	Healthcare Remittance Automation	•	Signature Guarantee Services
•	Instant Issue Debit Cards	•	Telephone Banking
•	Investment Management and Trust Services	•	Travelers Checks
•	Lock Box Services	•	Wire Transfers - Domestic and International
•	Merchant Credit Card Services	•	Withholding Tax Depository Services

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

The Bank’s investment policy generally limits individual maturities to twenty years and estimated average lives on collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities to ten years. At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds must be rated AA or better. In addition, management periodically reviews the creditworthiness of all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer is analyzed and action is taken if deemed appropriate.

At year-end 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2017, $464.2 million of the Corporation’s municipal securities were rated AA or better and $4.1 million were non-rated bonds issued by local municipalities. The Corporation’s pass-through mortgage securities portfolio at December 31, 2017 is comprised of $4.9 million and $66.8 million of securities issued by the Government National Mortgage Association (“GNMA”) and the Federal National Mortgage Association (“FNMA”), respectively. Each issuer’s pass-through mortgage securities are backed by residential mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities. All of the Corporation’s CMOs were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities. GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities. Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of FNMA, which is a U.S. government-sponsored agency, do not.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Board Loan Committee and contained in the Bank’s loan policy. The loan policies allow for exceptions and set forth specific exception approval requirements. Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan and the value of the collateral, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), banking agency guidance and, for those loans in excess of $250,000, be reviewed by the Bank’s independent appraisal review function.

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

Commercial and Industrial Loans. Commercial and industrial loans include, among other things, short-term business loans and lines of credit; term and installment loans; loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts or general business assets; small business credit scored loans as described hereinafter; and equipment finance loans. The Bank makes commercial and industrial loans on a demand basis, short-term basis, or installment basis. Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle. Lines of credit are reaffirmed annually and generally require an annual cleanup period. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.

Small Business Credit Scored Loans. The Bank makes small business credit scored loans and issues VISA® credit cards to businesses that generally have annual sales at the time of application of less than $2 million. Most of these loans are in the form of revolving credit lines and, depending on the type of business, the maximum amount generally ranges from $100,000 to $500,000. Others are installment loans made to finance business automobiles, trucks and equipment and can be secured by the asset financed and/or deposit accounts with the Bank. Both installment loans and revolving credit commitments generally have maturities up to sixty months. Business profile reports are used in conjunction with credit reports and FICO (Fair Isaac Corporation) small business score cards for loan underwriting and decision making purposes. Credit and FICO small business risk scores enable the Bank to quickly and efficiently identify and approve loans to low-risk business applicants and decline loans to high-risk business applicants. There were $1.0 million of small business credit scored term loans outstanding at December 31, 2017. In addition, the Bank had commitments on small business credit scored revolving lines of credit of $42.9 million, of which $17.7 million were drawn and funded.

Real Estate Mortgage Loans and Home Equity Lines. The Bank makes residential and commercial mortgage loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. Commercial and residential mortgage loans are made with terms not in excess of thirty years and are generally maintained in the Bank’s portfolio. The residential mortgage loans made by the Bank in recent years consist of both fixed rate loans with terms ranging from 10 to 30 years and variable rate loans that reprice in five, seven or ten years and then every year thereafter. Commercial mortgage loans generally reprice within five years and home equity lines generally mature within ten years. Depending on the type of property, the Bank will generally not lend more than 75% of appraised value on residential mortgage, home equity and commercial mortgage loans. The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

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

Construction Loans. From time to time, the Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally eighteen months or less and advances are made as the construction progresses. The advances can require the submission of bills by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. Variable rate construction and land development loans are included in Commercial Mortgages on the Consolidated Balance Sheet and amounted to $8.5 million at December 31, 2017.

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

Sources of Funds

The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations, borrowings and funds received under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general operating purposes.

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

The Bank relies primarily on its branch network, customer service, calling programs, lending relationships, referral sources, competitive pricing and advertising to attract and retain local deposits. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

Employees

As of December 31, 2017, the Bank had 333 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

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

As a national bank, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”)  and the Federal Deposit Insurance Corporation (“FDIC”). Insured banks, such as the Bank, are subject to extensive regulation of many aspects of their businesses. These regulations relate to, among other things: (i) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (ii) types and amounts of other investments; (iii) branching; (iv) anti-money laundering; (v) permissible activities; (vi) reserve requirements; and (vii) dealings with officers, directors and affiliates.

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

Bank Holding Company Regulation. The BHC Act requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHC Act, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring 5% or more of the voting stock of any company engaging in activities other than (i) banking or managing or controlling banks, (ii) furnishing services to or performing services for their subsidiaries or (iii) activities that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that meet certain criteria specified by the Federal Reserve may elect to be regulated as a “financial holding company” and thereby engage in a broader array of financial activities including insurance and investment banking.

Payment of Dividends. A large source of the Corporation’s liquidity is dividends from the Bank. Prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status and absent affirmative governmental approvals, during 2018 the Bank could declare dividends to the Corporation of approximately $52.7 million plus any 2018 net profits retained to the date of the dividend declaration.

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

The Corporation and the Bank implemented the Basel III regulatory capital standards (“Basel III”) issued by the Federal Reserve Board and the OCC. Under the Basel III capital requirements, the Corporation and the Bank are required to maintain minimum ratios of capital to assets of 4.00% for Tier 1 capital to average assets, 4.50% for Common equity tier 1 capital to risk weighted assets, 6.00% for Tier 1 capital to risk weighted assets and 8.00% for Total capital to risk weighted assets. Common equity tier 1 capital, Tier 1 capital, Total capital, risk weighted assets and average assets are defined in the Basel III rules. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements at December 31, 2017.

Basel III also phases-in a capital conservation buffer from 2016 through 2019. The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers. The capital ratio phase-in schedule, including the capital conservation buffer, for banks with $250 billion or less in total assets is as follows:

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

	Total RBC Measure (%)	Tier 1 RBC Measure (%)	Common Equity Tier 1 RBC Measure (%)	Leverage Measure (%)
Well capitalized	> 10	> 8	> 6.5	> 5
Adequately capitalized	> 8	> 6	> 4.5	> 4
Undercapitalized	< 8	< 6	< 4.5	< 4
Significantly undercapitalized	< 6	< 4	< 3	< 3
Critically undercapitalized	Tangible equity to total assets < 2

The Bank was well capitalized under the Basel III PCA thresholds at December 31, 2017.

Deposit Insurance. The FDIC imposes an assessment on financial institutions for deposit insurance. The assessment is based on the risk category of the institution as assigned by the FDIC, the institution’s average total assets and average tangible equity. The FDIC periodically adjusts the deposit insurance assessment rates, which may raise or lower the cost to an institution of maintaining FDIC insurance coverage.

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

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, through regulations or guidelines, relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying one or more of the safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the PCA provisions of the FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB (transaction-based stock) plus .15% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations (membership stock). At December 31, 2017, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Availability of Reports

The Bank maintains a website at www.fnbli.com. The Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Bank’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports go to the homepage of the Bank’s website and click on “Investor Relations,” then click on “SEC Filings,” and then click on “Corporate SEC Filings.” This will bring you to a listing of the Corporation’s reports maintained on the SEC’s EDGAR website. You can then click on any report to view its contents. Information on our website shall not be considered a part of this annual report on Form 10-K.

You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You should call 1-800-SEC-0330 for more information on the Public Reference Room. Our SEC filings are also available on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

The Corporation is exposed to a variety of risks, some of which are inherent in the banking business. The more significant of these are addressed by the Corporation’s written policies and procedures. While management is responsible for identifying, assessing and managing risk, the Board of Directors is responsible for risk oversight. The Board fulfills its risk oversight responsibilities largely through its committees. The following provides information regarding risk factors faced by the Corporation. Additional risks and uncertainties not currently known to the Corporation, or that the Corporation currently deems to be immaterial, could also have a material impact on the Corporation’s business, financial condition, or results of operations.

The inability to realize the full carrying value of the Bank’s investment securities, loans and bank-owned life insurance could negatively impact our financial condition and results of operations.

For investment securities, loans and bank-owned life insurance, there is always the risk that the Bank will be unable to realize their full carrying value. Credit risk in the Bank’s securities and bank-owned life insurance portfolios has been addressed by adopting board committee approved investment and bank-owned life insurance policies that, among other things, limit terms, types and amounts of holdings and specify minimum required credit ratings. Allowable investments include direct obligations of the U.S. government and its agencies, highly rated obligations of states and political subdivisions, highly rated corporate obligations and bank-owned life insurance policies issued by highly rated insurance carriers. At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds must be rated AA or better. Bank-owned life insurance may only be purchased from insurance carriers rated A or better. For carriers rated AA or better, cash surrender value is limited to 15% of Tier 1 capital, and for those carriers rated below AA, the limitation is 10% of Tier 1 capital. The cash surrender value of policies with all carriers, plus corporate bond holdings of such carriers, cannot exceed 25% of Tier 1 capital. Management periodically reviews the creditworthiness of all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies and all bank-owned life insurance carriers. Any significant deterioration in the creditworthiness of an issuer or carrier will be analyzed and action taken if deemed appropriate.

Credit risk in the Bank’s loan portfolio has been addressed by adopting a board committee approved loan policy and by maintaining independent loan and appraisal review functions and an independent credit department. The loan policy contains what the Corporation believes to be prudent underwriting guidelines, which include, among other things, specific loan approval requirements, maximum loan terms, loan to appraised value and debt service coverage limits for mortgage loans, credit score minimums, guarantor support and environmental study requirements.

The credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations,  changes in collateral values, economic conditions and environmental contamination. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2017, residential mortgage loans, including home equity lines of credit, amounted to approximately $1.6 billion and comprised approximately 58% of loans secured by real estate. The primary source of repayment for residential mortgage loans is cash flows from individual borrowers and co-borrowers. Also, at December 31, 2017, multifamily loans amounted to approximately $683 million and comprised approximately 57% of the Bank’s total commercial mortgage portfolio and approximately 24% of the Bank’s total loans secured by real estate. The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled. Such cash flows for both residential mortgage and multifamily loans are dependent on the strength of the local economy.

Environmental impairment of properties securing mortgage loans is always a risk. However, at the present time, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Uncertainty, changes in accounting rules and regulatory principals and other factors could result in a need to increase the Bank’s Allowance for Loan Losses and adversely impact our financial condition and results of operations.

The Bank maintains an allowance for loan losses in an amount believed to be adequate to absorb probable incurred losses in its loan portfolio. The maintenance of the allowance for loan losses is governed by a board committee approved allowance for loan and lease losses policy. In arriving at the allowance for loan losses, an impairment analysis is performed on each loan where it is probable that the borrower will not be able to make all required principal and interest payments according to contractual terms. In addition, incurred losses for all other loans in the Bank’s portfolio are determined on a pooled basis taking into account, among other things, historical loss experience, delinquencies, economic conditions, changes in value of underlying collateral, trends in nature and volume of loans, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings. Because estimating the allowance for loan losses is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture probable incurred losses in the loan portfolio. The Bank’s allowance may need to be increased based on, among other things, additional information that comes to light after the estimate is made, changes in circumstances or a recommendation by bank regulators based on their review of the Bank’s loan portfolio. The impact of one or more of these factors on the Bank’s allowance could result in the need for a significant increase in the Bank’s provision for loan losses and have a material adverse impact on the Bank’s financial condition and results of operations.

In addition, the Financial Accounting Standards Board has adopted an Accounting Standards Update (“ASU”) 2016-13, that will be effective for reporting periods beginning after December 15, 2019. This standard changes the accounting methodology used to determine the allowance for loan losses from an incurred loss model to a current expected credit loss (“CECL”) model. The CECL model will require the Bank to maintain at each periodic reporting date an allowance for loan losses in an amount that is equal to its estimate of expected lifetime credit losses on the loans in its portfolio. Utilization of the CECL model may require the Bank to increase its allowance for loan losses and will increase the types and amount of data the Bank will need to collect and consider in determining an appropriate level for its allowance for loan losses.

Changes in interest rates, the shape of the yield curve and a sustained period of low interest rates could negatively impact our earnings.

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

A sustained period of low interest rates and a flattening of the yield curve over the past several years have resulted in continued pressure on our net interest margin. The historic low interest rate environment appears to be ending as the Federal Reserve Bank (“FRB”) has slowly changed from an accommodative monetary policy to a tightening of monetary policy. The FRB has increased the federal funds target rate 100 basis points since December 2016 and has stated that it plans to increase rates an additional three times in 2018 if economic growth continues to expand and the unemployment rate remains at historic lows.

Increases in the federal funds target rate have already begun to exert upward pressure on non-maturity deposit liability rates and the cost of overnight borrowings.  Should short-term rates continue to increase and a further flattening of the yield curve were to occur, the Bank’s loans and investment securities could reprice slower than its interest-bearing liabilities, which would have a negative effect on net interest income. However, over a longer period of time, the effect on the Bank’s earnings should be positive primarily because with the passage of time the yield curve should steepen and more loans and investment securities would reprice at the higher rates and there would be no offsetting increase in interest expense for those interest-earning assets funded by noninterest-bearing checking deposits and capital.

When interest rates decline, borrowers tend to refinance higher rate loans at lower rates and prepayments on mortgage loans and mortgage-backed securities are elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those on the prepaid loans or investment securities. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates may adjust to lower rates at their reset dates. While lower rates could reduce the Bank’s cost of funds on non-maturity deposits, certificates of deposits and FHLB advances, the cost savings would be somewhat constrained as overall funding rates have not increased significantly from the decade-long historic low interest rate environment and a significant portion of the Bank’s funding comes from noninterest-bearing checking deposits and capital.

The Bank may not have sufficient funds or funding sources to meet liquidity demands.

Liquidity risk is the risk that the Bank will not have sufficient funds to accommodate loan growth, meet deposit outflows or make contractual payments on borrowing arrangements. The Bank has addressed liquidity risk by adopting a board committee approved liquidity policy and liquidity contingency plan that set forth quantitative risk limits and a protocol for responding to liquidity stress conditions should they arise. The Bank encounters significant competition in its market area from branches of larger banks, various community banks, credit unions and other financial services organizations. This, in addition to consumer confidence in the equity markets, could cause deposit outflows, and such outflows could be significant.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale.

The Bank is a member of the FRB of New York and the FHLB of New York, and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FHLB of New York and FRB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.

A decline in the Corporation’s market capitalization could negatively impact the price, trading volume and liquidity of our common stock.

The Corporation’s market capitalization on December 31, 2017 was approximately $703 million, exceeding the $500 million market capitalization which may make the Corporation’s common stock more attractive to certain investors. In addition, the Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2017, the average market capitalization of companies in the Russell 2000 Index was $2.0 billion, the median market capitalization was $784 million, the capitalization of the largest company in the index was $3.4 billion and the capitalization of the smallest company in the index was $144 million. The Corporation believes that a market capitalization in excess of $500 million and inclusion in the Russell indexes have positively impacted the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur.

Changes in national and local economic conditions could negatively impact our financial condition and results of operations.

Although the economy has improved, national and local economic conditions could deteriorate. This poses risks to both the Corporation’s business and the banking industry as a whole. Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality; reduced net interest income and net interest margin caused by a sustained period of low interest rates; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; volatile equity markets; and higher cost to attract capital to support growth.

In addition to the significant risks posed by economic conditions, the Corporation could experience deposit outflows as national and local economic conditions improve and investors pursue alternative investment opportunities.

The Bank’s internal controls and those of its third-party service providers may be ineffective or circumvented, resulting in significant financial loss, adverse action by governmental bodies and damaged reputation.

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

The Bank’s inability to keep pace with technological advances could negatively impact our business, financial condition and results of operations.

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

System failures, interruptions and security breaches could negatively impact our customers, reputation, and results of operations.

The Bank outsources most of its data processing to TPSPs. If TPSPs encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through TPSPs. The Bank’s website and online banking products have been the target of cyber attacks in the past. While the Bank and its TPSPs believe they have successfully blocked attempts to infiltrate the Bank’s systems, there is always the possibility that successful attacks have not yet been identified and that future attacks may not be blocked.  A significant cybersecurity incident may be determined to be material insider information and would prohibit corporate insiders from trading in Company stock until appropriate public disclosures are made.

The Board Audit Committee has oversight responsibility for cybersecurity risk, which it administers through periodic meetings with management and the approval of information technology and cybersecurity policies.  In this regard, board committee approved policies address information security, IT vulnerability assessment, cybersecurity incident response and electronic communications.  These policies are intended to prevent, detect and respond to cybersecurity incidents. In addition, these policies prevent or limit the impact of systems failures, interruptions and security breaches and rely on commonly used security and processing systems to provide the security and authentication necessary for the processing of data. The Bank makes use of logon and user access controls, multifactor and out of band authentication, transaction limits, firewalls, antivirus software, intrusion protection monitoring, vulnerability scans and independent penetration testing. The Bank also ensures employee awareness of cybersecurity trends. System failures or interruptions are addressed in the board committee approved emergency and disaster recovery policy and business continuity policy. In addition, for TPSPs of data processing and other significant services, the board committee approved vendor management policy and procedures require reviews of audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

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

The inability to attract, motivate or retain qualified key personnel could negatively impact our performance.

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

Changes in laws, government regulation and supervisory guidance could have a significant negative impact on our financial condition and results of operations.

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the Federal Reserve Board, OCC and FDIC. The FDIC also insures the Bank’s deposits. Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of depositors. Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business, including, among other things, investment practices, lending practices, deposit offerings and capital levels. The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on bank operations and expansion plans, imposing deposit insurance premiums and other assessments, setting required levels for the allowance for loan losses, capital and liquidity, and imposing restrictions on the ability to pay cash dividends and other capital distributions to stockholders. Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations. The Corporation manages the risk of noncompliance with laws and regulations by having board committee approved compliance policies, hiring and retaining employees with the experience and skills necessary to address compliance on an ongoing basis, and consulting, when necessary with legal counsel and other outside experts on compliance matters.

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act (“Tax Act”), which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in the federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for home equity loans, (3) a limitation on the deductibility of business interest expense and (4) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Weather-related and terrorist events could cause significant harm to our business.

Weather-related events have adversely impacted our market area, especially flood prone areas located near coastal waters and otherwise. Significant flooding and other storm-related damage may become more common in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems, and the metropolitan New York area remains a central target for potential acts of terrorism. Weather-related and terrorist events could cause significant damage, impact the stability of our facilities and result in additional operating expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, results of operations and financial condition.

Competition within our market area could limit our ability to increase interest-earning assets.

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

As of December 31, 2017, the Bank owns 23 buildings and leases 38 other facilities, all of which are in Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens, Brooklyn and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2017, there were 585 stockholders of record of the Corporation’s Common Stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. The following table sets forth high and low sales prices and dividends declared, by quarter, for the years ended December 31, 2017 and 2016.

	2017			2016
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$29.30	$26.00	$.14	$20.33	$17.43	$.13
Second	30.15	25.60	.14	21.29	18.06	.13
Third	31.10	26.05	.15	22.35	18.68	.14
Fourth	33.50	27.50	.15	29.67	20.99	.14

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark and NASDAQ U.S. Benchmark Banks Indexes over a 5-year measurement period assuming $100 invested on January 1, 2013, and dividends reinvested in the Corporation’s stock.

Issuer Purchase of Equity Securities

The Corporation did not repurchase any shares of its own common stock in the fourth quarter of 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years, adjusted as appropriate to reflect the Corporation’s stock splits. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
INCOME STATEMENT DATA:
Interest Income	$118,265	$104,123	$92,135	$81,976	$74,851
Interest Expense	21,709	18,002	16,529	15,048	12,364
Net Interest Income	96,556	86,121	75,606	66,928	62,487
Provision for Loan Losses	4,854	3,480	4,317	3,189	2,997
Net Income	35,122	30,880	25,890	23,014	21,300
PER SHARE DATA:
Basic Earnings	$1.44	$1.35	$1.23	$1.11	$1.04
Diluted Earnings	1.43	1.34	1.22	1.10	1.03
Cash Dividends Declared	.58	.55	.52	.48	.45
Dividend Payout Ratio	40.56%	41.04%	42.62%	43.64%	43.69%
Book Value	$14.37	$12.90	$11.85	$11.20	$10.04
Tangible Book Value	14.36	12.90	11.84	11.19	10.03
BALANCE SHEET DATA AT YEAR END:
Total Assets	$3,894,708	$3,510,320	$3,130,343	$2,721,494	$2,399,892
Loans	2,950,352	2,545,421	2,248,183	1,804,819	1,477,937
Allowance for Loan Losses	33,784	30,057	27,256	23,221	20,848
Deposits	2,821,997	2,608,717	2,284,675	1,985,025	1,782,128
Borrowed Funds	704,938	586,224	577,214	481,486	395,463
Stockholders' Equity	354,450	305,830	250,936	233,303	206,556
AVERAGE BALANCE SHEET DATA:
Total Assets	$3,695,850	$3,329,308	$2,897,548	$2,515,103	$2,240,139
Loans	2,758,116	2,364,187	1,990,823	1,584,198	1,286,227
Allowance for Loan Losses	32,022	28,238	24,531	21,554	19,847
Deposits	2,812,733	2,590,988	2,215,883	1,922,172	1,747,888
Borrowed Funds	540,307	432,554	419,372	347,946	272,737
Stockholders' Equity	334,088	290,806	243,330	224,585	203,125
FINANCIAL RATIOS:
Return on Average Assets (ROA)	.95%	.93%	.89%	.92%	.95%
Return on Average Stockholders' Equity (ROE)	10.51%	10.62%	10.64%	10.25%	10.49%
Average Equity to Average Assets	9.04%	8.73%	8.40%	8.93%	9.07%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – 2017 Versus 2016

Analysis of 2017 Earnings. Net income and diluted earnings per share (“EPS”) for 2017 were $35.1 million and $1.43, respectively, representing increases of 13.7% and 6.7%, respectively, over the comparable 2016 amounts. Dividends per share increased 5.5% from $.55 for 2016 to $.58 for 2017. Returns on average assets and average equity for 2017 were .95% and 10.51%, respectively, as compared to .93% and 10.62%, respectively, for 2016.

Net income for 2017 increased $4.2 million over 2016. The increase is primarily attributable to increases in net interest income of $10.4 million, or 12.1%, and noninterest income, before securities gains and losses, of $1.2 million, or 15.8%. The impact of these items was partially offset by securities losses of $1.9 million and increases in the provision for loan losses of $1.4 million, noninterest expense, before debt extinguishment costs of $3.2 million, or 6.3%, and income tax expense of $840,000.

The increase in net interest income is mainly attributable to growth in average interest-earning assets of $335.6 million, or 10.4%, which was driven by an increase in the average balance of loans of $393.9 million, or 16.7%. Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans also grew with an increase in average outstandings of $19.6 million, or 18.9%. The growth in loans was funded mainly by growth in the average balances of noninterest-bearing checking deposits of $81.0 million, or 10.2%, interest-bearing deposits of $140.8 million, or 7.8%, short-term borrowings of $74.7 million and stockholders’ equity of $43.3 million, or 14.9%. Also funding the growth in loans was a decrease in the average balance of taxable investment securities of $46.7 million, or 12.5%.

The increase in noninterest income, before securities gains and losses, of $1.2 million, or 15.8%, is primarily attributable to increases in income from BOLI of $530,000, service charges on deposit accounts of $126,000, checkbook income of $116,000 and Investment Management Division income of $90,000. Also contributing to the increase in noninterest income were refunds of sales taxes, real estate taxes and telecommunications charges of $167,000.

The increase in noninterest expense, before debt extinguishment costs, of $3.2 million, or 6.3%, is primarily attributable to increases in salaries of $2.0 million, or 9.2%, employee benefits expense of $261,000, or 3.8%, occupancy and equipment expense of $981,000, or 10.6%, and marketing expense of $389,000. Also contributing to the increase was a valuation allowance of $725,000 recorded in the fourth quarter of 2017 on other real estate owned. The impact of these items was partially offset by decreases in consulting fees of $635,000, computer and telecommunications expense of $743,000 and FDIC insurance expense of $201,000.

During the fourth quarter of 2017, the Bank sold approximately $88.6 million of mortgage-backed securities with a yield of 1.55% and an expected average life of 3.4 years and reinvested substantially all of the proceeds in mortgage-backed securities with a yield of 2.61% and an expected average life of 4.9 years. The sale resulted in a pretax loss of $1.9 million and an after-tax loss of $1.3 million, or $.05 per share. Due to changes in federal tax law enacted in December 2017, most of the future incremental income will be taxed at a federal tax rate of 21% while the $1.9 million pre-tax loss in 2017 will receive a federal tax benefit at a rate of 35%. Considering both the future incremental income on the replacement securities and the change in the federal tax rate effective in 2018, the payback period for the 2017 loss is approximately 1.7 years. The securities loss negatively impacted 2017 ROA and ROE by 3 and 38 basis points, respectively.

The $1.4 million increase in the provision for loan losses in 2017 is mainly due to more loan growth, an increase in net chargeoffs of $448,000 from $679,000 in 2016 to $1,127,000 in 2017 and a decline in historical loss rates in 2016. The impact of these items was partially offset by improved economic conditions in 2017 and a $510,000 decline in specific reserves on loans individually deemed to be impaired.

The $840,000 increase in income tax expense is due to higher pre-tax earnings in 2017 and a decline in income from tax-exempt securities. Another important contributor to the increase in income tax expense is the fact that in 2017 the Corporation was subject to New York State (“NYS”) and New York City (“NYC”) taxes based on capital rather than business income and did not record the potential NYS and NYC tax benefits of deductible temporary differences that arose in 2017. The impact of these items was partially offset by a $909,000 credit to income tax expense in 2017 resulting from a reduction in the Corporation’s net deferred tax liability to reflect the decrease in the federal income tax rate effective January 1, 2018. In addition, the Corporation realized higher tax benefits in 2017 from stock awards and BOLI. The vesting and exercise of stock awards resulted in tax benefits over and above those accrued during the vesting period of $762,000 and $385,000 in 2017 and 2016, respectively.

Analysis of Fourth Quarter 2017 Earnings.  Net income for the fourth quarter of 2017 was $7.6 million, up slightly from $7.5 million in the same quarter last year. The increase is primarily attributable to increases in net interest income and income from BOLI of $1.9 million and $188,000, respectively, and decreases in the provision for loan losses and income tax expense of $319,000 and $968,000, respectively. These items were substantially offset by increases in salaries and occupancy and equipment expense of $536,000 and $380,000, respectively, and the aforementioned securities loss and valuation allowance of $1.9 million and $725,000, respectively. The securities loss negatively impacted fourth quarter 2017 ROA and ROE by 13 and 141 basis points, respectively. The decrease in the provision for loan losses was primarily driven by a decrease in specific reserves in the fourth quarter of 2017 of $821,000 versus an increase of $482,000 in the same quarter last year, as partially offset by higher net chargeoffs in the 2017 quarter and adjustments to qualitative factors used in determining the allowance for loan losses. The decrease in income tax expense occurred because of lower pretax earnings in the fourth quarter of 2017 and for the same reasons for a decrease discussed above with respect to the full year periods. Other fourth quarter variances occurred for substantially the same reasons discussed above with respect to the full year periods.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased three basis points from 1.18% at year-end 2016 to 1.15% at year-end 2017. The decrease is primarily due to an improvement in the local housing market and overall economic conditions and a decline in specific reserves.

The overall credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $1.0 million, or .03% of total loans outstanding, at December 31, 2017, compared to $2.6 million, or .10%, at December 31, 2016. The decrease is attributable to paydowns and loans returned to an accrual status based on the demonstrated ability of the borrowers to service their debt, as partially offset by new nonaccrual loans. Troubled debt restructurings amounted to $1.0 million, or .04% of total loans outstanding, at December 31, 2017, representing a decrease of $498,000 from year-end 2016. The decrease was primarily attributable to payoffs of some loans and paydowns on other loans. Troubled debt restructurings at year-end include $785,000 that are performing in accordance with their modified terms and $100,000 that are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $2.8 million, or .09% of total loans outstanding, at December 31, 2017, compared to $1.1 million, or .04%, at December 31, 2016. Management does not believe that the increase in loans past due 30 through 89 days is indicative of a deterioration in the overall credit quality of the Bank’s loan portfolio.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 74% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies. In selecting municipal securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities in its portfolio and makes decisions to hold or sell based on such assessments.

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

The Bank achieved a significant milestone in December 2017 by opening its 50th branch which is located in Astoria, Queens. The Bank’s growing branch distribution system consists of branches in Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens, Brooklyn and Manhattan. The Bank expects to open three or four more branches in Queens and Brooklyn over the next twelve months and continues to evaluate sites for further branch expansion. In addition to loan and deposit growth, management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

Tax Reform. On December 22, 2017, the Tax Act was signed into law. The most significant impact of the Tax Act on the Corporation is a reduction in the federal corporate tax rate from 35% to 21% commencing in 2018. Some of the other provisions affecting the Corporation are:

•	Advance refunding municipal bonds issued after December 31, 2017 will no longer be tax-exempt.
•	The Corporation will no longer be able to deduct any compensation in excess of $1 million paid to a named executive officer.
•	Bonus depreciation is increased to 100% for qualified property placed in service after September 27, 2017 and before January 1, 2023, with phase downs over the next four years.
•	The immediate expensing of tangible property that qualifies as Internal Revenue Code Section 179 property is increased to $1 million with an increase of the phase-out threshold to $2.5 million.

The Corporation’s effective tax rate for 2017 is 22.0%. Considering, among other things, the changes included in the Tax Act, the Corporation currently expects that its effective tax rate for 2018 will be in the range of 14% to 16%.

Challenges We Face. Beginning in December 2015, there have been five 25 basis point increases in the federal funds target rate to its current level of 1.25% to 1.50%. These increases have exerted upward pressure on non-maturity deposit rates and have caused these rates and overnight borrowing rates to move upward. Further increases in the federal funds target rate are expected in the foreseeable future. At the same time, the Bank generally lends and invests at a spread to intermediate and long-term interest rates which remain relatively low and without what management believes to be near term prospects for sustained improvement. This together with significant price competition for loans in the Bank’s marketplace have resulted in suboptimal investing and lending rates. These factors are expected to continue to exert downward pressure on net interest margin.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. The financial markets expect that regulatory relief will be forthcoming, but the timing, magnitude and positive impact of any such relief are yet to be determined. In the current environment, banking regulators are increasingly concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels, cyber security and predatory sales practices. Regulatory requirements and enhanced supervisory oversight are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

Overview – 2016 Versus 2015

Analysis of 2016 Earnings. Net income and EPS for 2016 were $30.9 million and $1.34, respectively, representing increases of 19.3% and 9.8%, respectively, over the comparable 2015 amounts. Dividends per share increased 5.8% from $.52 for 2015 to $.55 for 2016. Returns on average assets and average equity for 2016 were .93% and 10.62%, respectively, as compared to .89% and 10.64%, respectively, for 2015.

Net income for 2016 increased $5.0 million over 2015. The increase was primarily attributable to an increase in net interest income of $10.5 million, or 13.9%, and a decrease in the provision for loan losses of $837,000. The impact of these items was partially offset by increases in noninterest expense, before debt extinguishment costs, of $4.7 million and income tax expense of $1.6 million.

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

The decrease in the provision for loan losses for 2016 versus the prior year was largely due to lesser loan growth, a decline in historical loss rates and a lower increase in specific reserves. These items were partially offset by higher net chargeoffs in 2016.

The increase in noninterest expense, before debt extinguishment costs, of $4.7 million, or 10.4%, was largely attributable to increases in salaries, employee benefits expense, consulting expense, occupancy and equipment expense and computer and telecommunications expense. The increase in consulting expense included a one-time charge of $800,000 in 2016 for advisory services rendered in renegotiating the Bank’s data processing contract. The Corporation expects that the cost savings negotiated by the consultant over the life of the contract will far exceed the one-time consulting charge.

In the fourth quarter of 2016, the Corporation adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” effective as of January 1, 2016. Adoption of the ASU increased 2016 net income through a credit to income tax expense in the amount of $385,000, or $.02 per share.

The increase in income tax expense was attributable to higher pre-tax earnings in 2016 as compared to the prior year, partially offset by the credit to income tax expense from the adoption of ASU 2016-09, additional New York State income tax benefits derived from the Corporation’s captive REIT and the inclusion of a one-time charge of $402,000 in 2015 caused by changes in New York City tax law.

Analysis of Fourth Quarter 2016 Earnings.  Net income for the fourth quarter of 2016 was $7.5 million, an increase of $900,000, or 13.6%, over $6.6 million earned in the same quarter of 2015. EPS was $.31 for the fourth quarter of 2016, unchanged from the fourth quarter of 2015. The increase in net income was primarily attributable to an increase in net interest income of $2.1 million, partially offset by increases in salaries of $133,000, occupancy and equipment expense of $182,000 and income tax expense of $414,000, and a partial writedown of $168,000 on the Bank’s investment in a trade association. The increases in net interest income, salaries and occupancy and equipment expense occurred for substantially the same reasons discussed with respect to the full year periods. Excluding the aforementioned one-time charge of $402,000, income tax expense also increased for the same reasons discussed with respect to the full year periods.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased three basis points from 1.21% at year-end 2015 to 1.18% at year-end 2016. The decrease was primarily due to improved economic conditions and a reduction in the historical loss component of the allowance for loan losses.

The credit quality of the Bank’s loan portfolio at year-end 2016 was excellent. Nonaccrual loans amounted to $2.6 million, or .10% of total loans outstanding, compared to $1.4 million, or .06%, at December 31, 2015, and troubled debt restructurings amounted to $1.5 million, or .06% of total loans outstanding at December 31, 2016. Of the troubled debt restructurings, $757,000 were performing in accordance with their modified terms and $788,000 were nonaccrual and included in the aforementioned amount of nonaccrual loans. Troubled debt restructurings declined $2.9 million during 2016 from $4.5 million at year-end 2015. The decrease was primarily attributable to the payoff of two loans to one borrower, partially offset by two loans that were restructured in troubled debt restructurings during the year. Loans past due 30 through 89 days amounted to $1.1 million, or .04% of total loans outstanding, at December 31, 2016, compared to $1.0 million, or .04%, at December 31, 2015.

The credit quality of the Bank’s securities portfolio at year-end 2016 was also excellent. The Bank’s mortgage securities were backed by mortgages underwritten on conventional terms, with 60% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consisted of high quality, general obligation municipal securities rated AA or better by major rating agencies.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed. The Bank’s highest average annualized loss experience over periods of 24, 36, 48 or 60 months is generally the starting point in determining its allowance for loan losses for each pool of loans. Management believes that this approach appropriately reflects losses from the current economic cycle and those incurred losses in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions. In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as national and local unemployment levels, (3) changes in value of underlying collateral as judged by things such as median home prices, commercial vacancy rates and forecasted vacancy and rental rates in the Bank’s service area, (4) trends in the nature and volume of loans, (5) concentrations of credit, (6) changes in lending policies and procedures, (7) experience, ability and depth of lending staff, (8) changes in the quality of the loan review function, (9) environmental risks, and (10) loan risk ratings. Substantially all of the Bank’s allowance for loan losses allocable to pools of loans that are collectively evaluated for impairment results from these qualitative adjustments to historical loss experience. Because of the nature of the qualitative factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

	2017			2016			2015
(dollars in thousands)	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Interest-earning bank balances	$25,356	$281	1.11%	$32,711	$168.51%		$20,568	$52.25%
Investment securities:
Taxable	327,491	7,473	2.28	374,199	7,813	2.09	355,177	7,939	2.24
Nontaxable (1)	461,149	20,744	4.50	465,457	21,056	4.52	438,835	20,902	4.76
Loans (1)	2,758,116	97,040	3.52	2,364,187	82,469	3.49	1,990,823	70,573	3.54
Total interest-earning assets	3,572,112	125,538	3.51	3,236,554	111,506	3.45	2,805,403	99,466	3.55
Allowance for loan losses	(32,022)			(28,238)			(24,531)
Net interest-earning assets	3,540,090			3,208,316			2,780,872
Cash and due from banks	31,555			30,450			28,665
Premises and equipment, net	36,279			31,597			29,011
Other assets	87,926			58,945			59,000
	$3,695,850			$3,329,308			$2,897,548
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,635,044	7,113.44		$1,501,096	5,344.36		$1,159,573	2,564.22
Time deposits	305,029	5,479	1.80	298,194	5,107	1.71	320,626	5,987	1.87
Total interest-bearing deposits	1,940,073	12,592.65		1,799,290	10,451.58		1,480,199	8,551.58
Short-term borrowings	132,137	1,345	1.02	57,395	296.52		55,134	183.33
Long-term debt	408,170	7,772	1.90	375,159	7,255	1.93	364,238	7,795	2.14
Total interest-bearing liabilities	2,480,380	21,709.88		2,231,844	18,002.81		1,899,571	16,529.87
Checking deposits	872,660			791,698			735,684
Other liabilities	8,722			14,960			18,963
	3,361,762			3,038,502			2,654,218
Stockholders' equity	334,088			290,806			243,330
	$3,695,850			$3,329,308			$2,897,548
Net interest income (1)		$103,829			$93,504			$82,937
Net interest spread (1)			2.63%			2.64%			2.68%
Net interest margin (1)			2.91%			2.89%			2.96%

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

	2017 versus 2016				2016 versus 2015
	Increase (decrease) due to changes in:				Increase (decrease) due to changes in:
(in thousands)	Volume	Rate	Rate/ Volume(1)	Net Change	Volume	Rate	Rate/ Volume(1)	Net Change
Interest Income:
Interest-earning bank balances	$(38)	$195	$(44)	$113	$31	$54	$31	$116
Investment securities:
Taxable	(975)	726	(91)	(340)	425	(523)	(28)	(126)
Nontaxable	(195)	(118)	1	(312)	1,268	(1,050)	(64)	154
Loans	13,741	711	119	14,571	13,235	(1,128)	(211)	11,896
Total interest income	12,533	1,514	(15)	14,032	14,959	(2,647)	(272)	12,040
Interest Expense:
Savings, NOW & money market deposits	477	1,186	106	1,769	755	1,564	461	2,780
Time deposits	117	249	6	372	(419)	(495)	34	(880)
Short-term borrowings	385	288	376	1,049	7	102	4	113
Long-term debt	638	(112)	(9)	517	234	(751)	(23)	(540)
Total interest expense	1,617	1,611	479	3,707	577	420	476	1,473
Increase (decrease) in net interest income	$10,916	$(97)	$(494)	$10,325	$14,382	$(3,067)	$(748)	$10,567

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income – 2017 Versus 2016

Net interest income on a tax-equivalent basis was $103.8 million in 2017, an increase of $10.3 million, or 11.0%, over  $93.5 million in 2016.  The increase is mainly attributable to growth in average interest-earning assets of $335.6 million, or 10.4%, which was driven by an increase in the average balance of loans of $393.9 million, or 16.7%. The growth in loans was funded mainly by growth in the average balances of noninterest bearing checking deposits of $81.0 million, or 10.2%, interest-bearing deposits of $140.8 million, or 7.8%, short-term borrowings of $74.7 million and stockholders’ equity of $43.3 million, or 14.9%. Also funding the growth in loans was a decrease in the average balance of taxable investment securities of $46.7 million, or 12.5%. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative and deposit promotions. Substantial contributors to the growth in stockholders’ equity were net income, $35.3 million of capital raised in an underwritten public offering in the first half of 2016 and an ongoing issuance of shares under the Corporation’s DRIP. During 2017, shares issued under the DRIP added $22.6 million to capital. These sources of capital were partially offset by the declaration of cash dividends which amounted to $14.1 million.

Net interest income also benefitted from an improvement in the Bank’s net interest margin. Net interest margin was 2.91% for 2017 as compared to 2.89% for 2016. The increase in net interest margin is attributable to higher portfolio yields on loans and taxable securities partially offset by higher rates on deposits and borrowings. The cost of deposits and borrowings has been driven up, by among other things, increases in the federal funds target rate. The current level of net interest margin reflects the low interest rate environment that has persisted for an extended period of time. Management anticipates that net interest margin may be difficult to maintain and could even decline and inhibit earnings growth.

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

The growth in loans and securities was primarily funded by growth in the average balances of noninterest-bearing checking deposits of $56.0 million, or 7.6%, interest-bearing deposits of $319.1 million, or 21.6%, and stockholders’ equity of $47.5 million, or 19.5%. The increase in stockholders’ equity was mostly attributable to retained net income and the sale of common stock through an underwritten public offering completed in the second quarter of 2016 and to a lesser extent the ongoing issuance of shares under the DRIP.

The seven basis point decline in net interest margin was primarily a result of the low rate environment. In a low interest rate environment: (1) loans are sometimes originated and investments are sometimes made at yields lower than existing portfolio yields; (2) some loans prepay in full resulting in the immediate writeoff of deferred costs; (3) prepayment speeds on mortgage-backed securities can be elevated resulting in accelerated amortization of purchase premiums; (4) the benefit of no cost funding in the form of noninterest-bearing checking deposits and capital is suppressed; and (5) the Bank’s ability to reduce deposit rates diminishes. The impact of these factors was partially offset in 2016 by increased prepayment activity accompanied by higher levels of prepayment penalty income.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, income on BOLI, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities gains and losses increased $1.2 million, or 15.8%, when comparing 2017 to 2016. The increase is primarily attributable to increases in income from BOLI of $530,000, service charges on deposit accounts of $126,000, checkbook income of $116,000 and Investment Management Division income of $90,000. Also contributing to the increase in noninterest income were refunds of sales taxes, real estate taxes and telecommunications charges of $167,000. BOLI income increased largely because of $25 million in BOLI purchased during the first quarter of 2017. The increase in service charges on deposit accounts is due to higher overdraft and maintenance and activity charges resulting from, among other things, growth in the number of deposit accounts. Growth in the number of deposit accounts and a reduction in fee waivers contributed to the increase in checkbook income. Investment Management Division income increased largely because equity market gains resulted in an increase in assets under management.

Noninterest income before securities gains increased $77,000, or 1.0%, when comparing 2016 to 2015. The increase was primarily attributable to proceeds of BOLI that exceeded the cash surrender value by $106,000, increases in service charges on deposit accounts of $89,000, income from the sale of mutual funds and annuities of $76,000 and cash value accretion on BOLI of $52,000. These increases were partially offset by a decrease in real estate tax refunds and a sales tax refund of $160,000 and $91,000, respectively, in 2015.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense before debt extinguishment costs increased $3.2 million, or 6.3%, when comparing 2017 to 2016. The increase is primarily attributable to increases in salaries of $2.0 million, or 9.2%, employee benefits expense of $261,000, or 3.8%, occupancy and equipment expense of $981,000, or 10.6%, and marketing expense of $389,000. Also contributing to the increase was a valuation allowance of $725,000 recorded in the fourth quarter of 2017 on other real estate owned. The impact of these items was partially offset by decreases in consulting fees of $635,000, computer and telecommunications expense of $743,000 and FDIC insurance expense of $201,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense resulted primarily from increases in group health insurance expense of $260,000, incentive compensation expense of $101,000 and payroll tax expense of $88,000, partially offset by a decrease in retirement plan expense of $257,000. The increase in group health insurance expense resulted from increases in staff count and the rates being charged by insurance carriers and the decrease in retirement plan expense resulted from an increase in the discount rate and the favorable performance of plan assets. The increase in occupancy and equipment expense is primarily due to the operating costs of new branches, a growth-related increase in depreciation on the Bank’s facilities and equipment and the cost of servicing equipment. The increase in marketing expense is largely due to new branch and deposit account promotions. The decrease in consulting fees is mainly due to a charge of $800,000 in the second quarter of 2016 for advisory services rendered in connection with renegotiating the Bank’s data processing contract. The decrease in computer and telecommunications expense reflects the cost savings arising from this renegotiation. The decrease in FDIC insurance expense is attributable to a lower FDIC assessment rate effective July 1, 2016, partially offset by a growth-related increase in the assessment base.

Noninterest expense before debt extinguishment costs increased $4.7 million, or 10.4%, when comparing 2016 to 2015. The increase was largely attributable to increases in salaries of $1.4 million, or 6.9%, employee benefits expense of $868,000, or 14.4%, consulting expense of $761,000, occupancy and equipment expense of $466,000, computer and telecommunications expense of $419,000, marketing expense of $175,000 and a partial writedown of $168,000 on the Bank’s investment in a trade association. The increase in salaries was primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense included a $464,000 increase in group health insurance expense resulting from increases in staff count and the rates being charged by insurance carriers. Employee benefits expense also increased because pension expense was a credit of $489,000 in 2015 versus a charge of $17,000 in 2016. Pension expense increased largely because of an increase in the number of plan participants, a market driven increase in interest on the benefit obligation and the amortization of actuarial losses resulting from, among other things, the return on plan assets falling short of expectation in 2015. The increase in consulting expense was primarily attributable to a one-time charge of $800,000 in the second quarter of 2016 for advisory services rendered in renegotiating the Bank’s data processing contract. The increase in occupancy and equipment expense included the operating costs of new branches and a growth-related increase in depreciation on the Bank’s facilities and equipment. The increase in computer and telecommunications expense was mainly attributable to a growth-related increase in telecommunications capacity and one-time expenses of approximately $126,000 in the second quarter of 2016.

Income Taxes

Income  tax expense as a percentage of pre-tax book income (“effective tax rate”) was 22.0%, 22.7% and 22.4% in 2017, 2016 and 2015, respectively. Among other things, the Corporation’s effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of bank-owned life insurance and maintenance of a captive REIT.

2017 Versus 2016. The Corporation’s effective tax rate decreased from 22.7% in 2016 to 22.0% in 2017. The decrease is almost entirely due to higher tax benefits in 2017 from stock awards and BOLI and a $909,000 credit to income tax expense in 2017 resulting from a reduction in the Corporation’s net deferred tax liability to reflect the recent changes in federal tax law. The impact of these items in reducing the effective tax rate was partially offset by higher state and local taxes and a decrease in tax-exempt interest on securities and loans. The vesting and exercise of stock awards resulted in tax benefits over and above those accrued during the vesting period of $762,000 and $385,000 in 2017 and 2016, respectively, resulting in a decrease in the effective tax rate of .8%.  Higher tax benefits from BOLI resulted in a decrease in the effective tax rate of .3%. The credit to income tax expense from the reduction in the Corporation’s net deferred tax liability decreased the effective tax rate by 2.0%. Higher state and local taxes increased the effective tax rate by 1.1% and occurred because for 2017 the Corporation is subject to NYS and NYC taxes based on capital rather than business income and did not record the potential NYS and NYC tax benefits of deductible temporary differences arising in 2017. The decrease in tax exempt interest on securities and loans increased the effective tax rate by 1.6%.

2016 Versus 2015. The Corporation’s effective tax rate increased from 22.4% in 2015 to 22.7% in 2016. The increase was primarily attributable to a decline in the percentage of pre-tax book income represented by income on tax-exempt securities, loans and bank-owned life insurance, partially offset by additional funding of the Corporation’s captive REIT and the $385,000 credit to income tax expense from the adoption in 2016 of ASU 2016-09. Tax-exempt income as a percentage of pre-tax book income declined from 43.4% in 2015 to 36.7% in 2016 increasing the effective tax rate by 2.2%. Additional funding of the Corporation’s captive REIT and the adoption of ASU 2016-09 reduced the effective tax rate by 1.2% and .9%, respectively.

Financial Condition

Total assets were $3.9 billion at December 31, 2017, an increase of $384.4 million, or 11.0%, from the previous year-end. The increase was primarily attributable to growth in loans of $404.9 million, or 15.9%, partially offset by a decline in available-for-sale securities of $95.2 million, or 11.7%. The growth in loans helped to offset the negative impact of the low interest rate environment on net interest income.

Asset growth during 2017 was largely funded by the aforementioned decline in available-for-sale securities and growth in deposits, borrowings and stockholders’ equity. Total deposits grew $213.3 million, or 8.2%, to $2.8 billion at December 31, 2017. The growth in deposits is comprised of increases in noninterest-bearing checking deposits of $87.8 million, or 10.9%, savings, NOW and money market deposits of $82.7 million, or 5.4%, and time deposits of $42.8 million, or 15.2%. The growth in borrowings is comprised of increases in short-term borrowings of $74.1 million and long-term debt of $44.6 million. Substantial contributors to the growth in stockholders’ equity were net income and the ongoing issuance of shares under the Corporation’s stock-based compensation plan and DRIP, as partially offset by dividends declared.

Investment Securities. The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2017, 2016 and 2015.

(in thousands)	2017	2016	2015
Held-to-Maturity Securities:
State and municipals	$6,970	$10,419	$12,922
Pass-through mortgage securities	311	361	576
Collateralized mortgage obligations	355	607	873
	$7,636	$11,387	$14,371
Available-for-Sale Securities:
State and municipals	$461,323	$450,660	$435,693
Pass-through mortgage securities	71,391	185,809	147,265
Collateralized mortgage obligations	187,414	178,830	154,742
	$720,128	$815,299	$737,700

The following table presents the maturities and weighted average tax equivalent yields of the Bank’s investment securities at December 31, 2017.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-Maturity Securities:
State and municipals	$4,409	4.27%	$2,311	6.33%	$250	6.23%	$—	—%
Pass-through mortgage securities	—	—	68	6.39	—	—	243	5.09
Collateralized mortgage obligations	—	—	—	—	—	—	355	7.45
	$4,409	4.27%	$2,379	6.33%	$250	6.23%	$598	6.49%
Available-for-Sale Securities: (2)
State and municipals	$24,444	5.81%	$95,566	4.78%	$172,905	4.15%	$168,408	4.57%
Pass-through mortgage securities	—	—	—	—	1,376	2.65	70,015	2.34
Collateralized mortgage obligations	—	—	—	—	—	—	187,414	2.35
	$24,444	5.81%	$95,566	4.78%	$174,281	4.14%	$425,837	3.23%

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

(2) Yields on available-for-sale securities have been computed based on amortized cost.

During 2017, the Bank received cash dividends of $1.6 million on its FRB and FHLB stock, representing an average yield of 5.44%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Commercial and industrial	$109,623	$126,038	$93,056	$77,140	$71,818
Commercial mortgages:
Multifamily	682,593	610,385	572,322	529,093	469,486
Other	414,783	371,142	348,909	222,537	162,874
Owner-occupied	95,631	103,671	115,100	107,345	83,651
Residential mortgages:
Closed end	1,558,564	1,238,431	1,025,215	779,994	605,343
Revolving home equity	83,625	86,461	87,848	83,109	77,581
Consumer and other	5,533	9,293	5,733	5,601	7,184
	2,950,352	2,545,421	2,248,183	1,804,819	1,477,937
Allowance for loan losses	(33,784)	(30,057)	(27,256)	(23,221)	(20,848)
	$2,916,568	$2,515,364	$2,220,927	$1,781,598	$1,457,089

Maturity and rate information for commercial and industrial loans outstanding at December 31, 2017 is set forth below.

	Maturity
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and industrial loans:
Fixed rate	$508	$25,270	$8,734	$34,512
Variable rate	37,172	30,974	6,965	75,111
	$37,680	$56,244	$15,699	$109,623

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

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans (includes loans held-for-sale):
Troubled debt restructurings	$100	$788	$900	$1,280	$2,548
Other	900	1,770	535	424	1,948
Total nonaccrual loans	1,000	2,558	1,435	1,704	4,496
Loans past due 90 days or more and still accruing	—	621	—	—	—
Other real estate owned	5,125	—	—	—	—
Total nonperforming assets	6,125	3,179	1,435	1,704	4,496
Troubled debt restructurings - performing	947	757	3,581	704	541
Total risk elements	$7,072	$3,936	$5,016	$2,408	$5,037
Nonaccrual loans as a percentage of total loans	.03%	.10%	.06%	.09%	.30%
Nonperforming assets as a percentage of total loans and other real estate owned	.21%	.12%	.06%	.09%	.30%
Risk elements as a percentage of total loans and other real estate owned	.24%	.15%	.22%	.13%	.34%

The following table sets forth the gross interest income that would have been recorded under their original terms on nonaccrual loans and troubled debt restructurings and the actual amounts recorded for the years indicated.

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Gross interest income on nonaccrual loans and troubled debt restructurings:
Amount that would have been recorded during the year under original terms	$101	$153	$276	$127	$311
Actual amount recorded during the year	66	82	171	33	60

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

In 2017, the Bank took a deed-in-lieu of foreclosure for one commercial real estate property. The property is recorded as other real estate owned and has a carrying value of $5.1 million at December 31, 2017, which is net of a valuation allowance of $725,000. The Bank sold the property for its carrying value in the first quarter of 2018.

Loan Risk Ratings. Risk ratings of the Corporation’s commercial and industrial loans and commercial real estate loans are set forth in the tables below. Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

	December 31, 2017
	Internally Assigned Risk Rating
	Pass				Special
(in thousands)	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$5,633	$5,594	$97,619	$450	$279	$48	$—	$109,623
Commercial mortgages:
Multifamily	—	35,429	637,699	2,354	7,111	—	—	682,593
Other	—	20,372	384,007	7,567	2,837	—	—	414,783
Owner-occupied	—	887	92,731	—	1,482	531	—	95,631
	$5,633	$62,282	$1,212,056	$10,371	$11,709	$579	$—	$1,302,630

	December 31, 2016
Commercial and industrial	$1,993	$3,733	$119,371	$810	$—	$131	$—	$126,038
Commercial mortgages:
Multifamily	—	44,513	558,590	—	7,282	—	—	610,385
Other	—	12,770	356,970	1,402	—	—	—	371,142
Owner-occupied	621	2,408	99,696	389	—	557	—	103,671
	$2,614	$63,424	$1,134,627	$2,601	$7,282	$688	$—	$1,211,236

Risk ratings of the Corporation’s residential mortgage loans, home equity lines and other consumer loans are set forth in the tables below. Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

	December 31, 2017
	Internally Assigned Risk Rating
	Pass				Special
(in thousands)	1	2	3	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,512,041	$29,270	$12,857	$2,200	$828	$1,368	$—	$1,558,564
Revolving home equity	79,084	2,112	1,469	256	704	—	—	83,625
Consumer and other	4,829	299	108	—	—	—	—	5,236
	$1,595,954	$31,681	$14,434	$2,456	$1,532	$1,368	$—	$1,647,425

	December 31, 2016
Residential mortgages:
Closed end	$1,170,479	$50,978	$14,695	$982	$441	$856	$—	$1,238,431
Revolving home equity	81,791	1,121	1,277	—	501	1,771	—	86,461
Consumer and other	8,476	47	91	—	—	—	—	8,614
	$1,260,746	$52,146	$16,063	$982	$942	$2,627	$—	$1,333,506

Deposit account overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the above tables.

Allowance and Provision for Loan Losses. The allowance for loan losses increased by $3.7 million during 2017, amounting to $33.8 million, or 1.15% of total loans, at December 31, 2017, as compared to $30.1 million, or 1.18% of total loans, at December 31, 2016. The decrease of three basis points in the reserve coverage ratio is primarily due to an improvement in the local housing market and in overall economic conditions and a decline in specific reserves.

During 2017, the Bank had loan chargeoffs and recoveries of $1.1 million and $19,000, respectively, and recorded a $4.9 million provision for loan losses. The $4.9 million provision for loan losses for 2017 was primarily attributable to loan growth and net chargeoffs, partially offset by an improvement in the local housing market and in overall economic conditions. The $3.5 million provision for loan losses for 2016 was primarily attributable to loan growth and net chargeoffs, partially offset by a decrease in historical loss rates. Net chargeoffs were driven higher in 2017 by an $820,000 chargeoff recorded on one commercial mortgage when the Bank took a deed-in-lieu of foreclosure. Other real estate owned at year-end 2017 consists solely of the property taken. The Bank sold this property for its carrying value of $5.1 million in the first quarter of 2018.

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

The following table sets forth changes in the Bank’s allowance for loan losses.

	Year ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance, beginning of year	$30,057	$27,256	$23,221	$20,848	$18,624
Loans charged off:
Commercial and industrial	102	445	166	96	—
Commercial mortgages:
Multifamily	—	—	91	—	—
Other	—	—	1	37	—
Owner-occupied	820	—	—	400	—
Residential mortgages:
Closed end	97	259	7	121	914
Revolving home equity	100	—	67	173	—
Consumer and other	27	5	37	7	18
	1,146	709	369	834	932
Recoveries of loans charged off:
Commercial and industrial	13	4	7	2	19
Commercial mortgages:
Multifamily	—	—	27	—	—
Other	—	—	39	—	113
Residential mortgages:
Closed end	3	9	9	3	13
Revolving home equity	—	12	5	4	—
Consumer and other	3	5	—	9	14
	19	30	87	18	159
Net chargeoffs	1,127	679	282	816	773
Provision for loan losses	4,854	3,480	4,317	3,189	2,997
Balance, end of year	$33,784	$30,057	$27,256	$23,221	$20,848
Ratio of net chargeoffs to average loans outstanding	.04%	.03%	.01%	.05%	.06%

The following table sets forth the allocation of the Bank’s total allowance for loan losses by loan type.

	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and industrial	$1,441	3.7%	$1,408	4.9%	$928	4.1%	$838	4.3%	$808	4.9%
Commercial mortgages:
Multifamily	6,423	23.2	6,119	24.0	6,858	25.5	7,207	29.3	7,348	31.8
Other	4,734	14.1	4,296	14.6	3,674	15.5	2,340	12.3	1,501	11.0
Owner-occupied	1,076	3.2	959	4.1	1,047	5.1	1,023	6.0	1,191	5.7
Residential mortgages:
Closed end	19,347	52.8	15,740	48.6	13,639	45.6	10,599	43.2	8,607	40.9
Revolving home equity	689	2.8	1,401	3.4	1,016	3.9	1,121	4.6	1,240	5.2
Consumer and other	74.2		134.4		94.3		93.3		153.5
	$33,784	100.0%	$30,057	100.0%	$27,256	100.0%	$23,221	100.0%	$20,848	100.0%

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at December 31, 2017. Most of these loans were made to borrowers domiciled on Long Island and in the boroughs of New York City. Although economic conditions are showing signs of improvement, they have been sluggish for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits grew $213.3 million, or 8.2%, to $2.8 billion at December 31, 2017. The increase was attributable to growth in noninterest-bearing checking deposits of $87.8 million, or 10.9%,  savings, NOW and money market deposits of $82.7 million, or 5.4%  and time deposits of $42.8 million, or 15.2%. The largest segment of the deposit base is savings, NOW and money market deposits, which represent 56.8% of total deposits at December 31, 2017.

The remaining maturities of the Bank’s time deposits at December 31, 2017 can be found in “Note E – Deposits” to the Corporation’s December 31, 2017 consolidated financial statements.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements. Total borrowings increased $118.7 million during 2017 to $704.9 million at year-end. The increase is comprised of increases in short-term borrowings of $74.1 million and long-term debt of $44.6 million. Short-term borrowings are used to, among other things, offset the seasonal outflow of deposits. The increase in long-term debt includes new fixed rate long-term FHLB borrowings of $71.6 million, partially offset by maturities of $27.0 million.

Deleveraging Transactions. During the first quarter of 2017, the Bank executed a deleveraging transaction. This transaction involved the sale of approximately $40 million of mortgage-backed securities at a gain of $57,000 and use of the resulting proceeds to pay down short-term borrowings. During the second quarter of 2016, the Bank executed a deleveraging transaction. That transaction involved the sale of $40.3 million of mortgage-backed securities at a gain of $1,795,000 and the prepayment of $30 million of long-term debt at a cost of $1,756,000. The Bank completed a similar deleveraging transaction in the second quarter of 2015. The 2015 transaction involved the sale of $61.8 million of mortgage-backed securities at a gain of $995,000 and utilization of the resulting proceeds to prepay $63.5 million of long-term debt at a cost of $1.1 million. These deleveraging transactions were undertaken to eliminate inefficient leverage and accrete Tier 1 leverage capital.

Capital. Stockholders’ equity totaled $354.5 million at December 31, 2017, an increase of $48.6 million from $305.8 million at December 31, 2016. The increase was primarily attributable to net income of $35.1 million and the issuance of shares under the Corporation’s stock-based compensation and DRIP of $23.6 million, partially offset by cash dividends declared of $14.1.

During 2017, the Corporation’s Board of Directors increased the amount of stock that an individual can purchase on a quarterly basis under the stock purchase component of the DRIP from $50,000 to $75,000. This change is providing additional capital that is being used to accommodate balance sheet growth. During 2017, shares issued under the Plan added $22.6 million to capital.

The ratio of average stockholders’ equity to average total assets increased to 9.04% for 2017 from 8.73% for 2016. The increase occurred because the growth rate in average stockholders’ equity of 14.9% during 2017, primarily due to retained net income and the previously discussed issuance of shares under the DRIP, exceeded the 11.0% growth rate in average assets. The Corporation had returns on average equity of 10.51%, 10.62% and 10.64% and returns on average assets of .95%, .93% and .89%, for the years ended December 31, 2017, 2016 and 2015, respectively. Book value per share increased 11.4% during 2017 to $14.37 at December 31, 2017. Book value per share was $12.90 and $11.85 at December 31, 2016 and 2015, respectively.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Basel III regulatory capital ratios of the Corporation and the Bank as of December 31, 2017 are set forth in the table below. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.25% applicable to the Bank for 2017, and the Bank was well capitalized under the PCA provisions at December 31, 2017.

	Corporation	Bank
Tier 1 leverage	9.34%	9.34%
Common Equity Tier 1 risk-based	15.28%	15.29%
Tier 1 risk-based	15.28%	15.29%
Total risk-based	16.54%	16.54%

The Corporation and the Bank implemented the Basel III regulatory capital standards issued by the Federal Reserve Board and the OCC. Basel III includes guidelines with respect to the calculation of risk weighted assets for both on and off-balance-sheet positions. The Corporation and the Bank made a one-time election upon implementation of Basel III on January 1, 2015 to exclude accumulated other comprehensive income (“AOCI”) components from regulatory capital.

Cash Flows and Liquidity

Cash Flows. During 2017, the Corporation’s cash and cash equivalent position increased by $32.7 million, from $36.9 million at December 31, 2016 to $69.7 million at December 31, 2017. The increase occurred primarily because cash provided by the growth in deposits and borrowings, paydowns and sales of securities, paydowns of loans, common stock issued under the DRIP and operations exceeded cash used to originate loans, purchase investment securities and BOLI and pay cash dividends.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

At December 31, 2017, the Bank had approximately $297 million of unencumbered available-for-sale securities. In addition, based on securities and loan collateral in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.3 billion at December 31, 2017.

Off-Balance-Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance-sheet arrangements and contractual obligations at December 31, 2017 are summarized in the table that follows. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity, small business credit scored and certain other lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts shown in the table do not necessarily represent future cash requirements. The amounts shown for long-term debt and time deposits are based on the contractual maturities and do not include interest payments. Repurchase agreements can be terminated by the Bank prior to contractual maturity (see “Note F – Borrowed Funds” to the Corporation’s December 31, 2017 consolidated financial statements for more information regarding repurchase agreements). The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2017 pursuant to off-balance-sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Commitments to extend credit	$318,020	$195,901	$46,656	$10,932	$64,531
Standby letters of credit	4,244	3,821	423	—	—
Long-term debt	423,797	101,450	156,250	130,097	36,000
Operating lease obligations	21,120	2,763	5,364	4,947	8,046
Purchase obligations	11,731	2,080	3,580	3,933	2,138
Time deposits	323,408	75,626	110,144	91,049	46,589
	$1,102,320	$381,641	$322,417	$240,958	$157,304

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank invests in interest-earning assets, which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits and capital. The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's net interest income and/or economic value of equity will change when interest rates change. The principal objective of the Bank’s asset liability management activities is to optimize current and future net interest income while at the same time maintain acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

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

The table that follows summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2017, based upon significant estimates and assumptions that the Corporation believes to be reasonable. The table arranges interest-earning assets and interest-bearing liabilities according to the period in which they contractually mature or, if earlier, are estimated to repay or reprice. Repayment and repricing estimates are based on internal data, market data and management’s assumptions about factors that are inherently uncertain. These factors include, among others, prepayment speeds, changes in market interest rates and the Bank’s response thereto, early withdrawal of deposits and competition. The balances of non-maturity deposit products have been included in categories beyond three months in the table because management believes, based on past experience and its knowledge of current competitive pressures, that the repricing of these products will lag market changes in interest rates to varying degrees.

	Repricing Period
(in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through One Year	Total Within One Year	Over One Year Through Five Years	Over Five Years	Non- Interest- Sensitive	Total
Assets:
Investment securities	$18,235	$21,239	$34,394	$73,868	$208,633	$441,007	$4,256	$727,764
Loans	211,086	47,077	125,704	383,867	1,152,127	1,413,358	(32,784)	2,916,568
Other assets	37,659	—	59,872	97,531	—	—	152,845	250,376
	266,980	68,316	219,970	555,266	1,360,760	1,854,365	124,317	3,894,708
Liabilities & Stockholders' Equity:
Checking deposits	—	—	—	—	—	—	896,129	896,129
Savings, NOW and money market deposits	291,423	94,701	189,399	575,523	845,649	181,288	—	1,602,460
Time deposits, $100,000 and over	17,190	3,488	26,976	47,654	129,915	26,321	—	203,890
Time deposits, other	12,487	4,976	10,509	27,972	71,278	20,268	—	119,518
Borrowed funds	307,591	22,500	52,500	382,591	286,347	36,000	—	704,938
Other liabilities	—	—	—	—	—	—	13,323	13,323
Stockholders' equity	—	—	—	—	—	—	354,450	354,450
	628,691	125,665	279,384	1,033,740	1,333,189	263,877	1,263,902	3,894,708
Interest-rate sensitivity gap	$(361,711)	$(57,349)	$(59,414)	$(478,474)	$27,571	$1,590,488	$(1,139,585)	$—
Cumulative interest-rate sensitivity gap	$(361,711)	$(419,060)	$(478,474)	$(478,474)	$(450,903)	$1,139,585	$—	$—

As shown in the preceding table, the Bank has a larger volume of interest-bearing deposit accounts and borrowings than interest-earning assets that are subject to repricing in a one-year time frame. Net interest income in the near-term could be negatively impacted if the rates paid on the Bank’s deposit accounts and short-term borrowings are increased at the same time and in an amount equal to or greater than the increases in the rates earned on the Bank’s interest-earning assets. Conversely, an increase in short-term interest rates could positively impact the Bank’s net interest income in the near-term if increases in the rates paid on the Bank’s deposit accounts lag and occur in lesser amounts than increases in the rates earned on the Bank’s interest-earning assets.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at December 31, 2017 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income for the year ending December 31, 2018 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are derived using a base case average life by product as determined by a nonmaturity deposit study and the current mix of deposits.

The rate change information in the table shows estimates of net interest income for the year ending December 31, 2018 and calculations of EVE at December 31, 2017 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax effected.

	Economic Value of Equity at December 31, 2017		Net Interest Income for 2018
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$311,418	-27.0%	$85,729	-15.1%
+ 200 basis point rate shock	386,626	-9.4%	92,120	-8.7%
+ 100 basis point rate shock	412,460	-3.4%	96,761	-4.1%
Base case (no rate change)	426,825	—	100,933	—
- 100 basis point rate shock	407,155	-4.6%	103,398	2.4%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ended December 31, 2018 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Conversely, an immediate decrease in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

Forward-Looking Statements

This report on Form 10-K and the documents incorporated into it by reference contain or may contain various forward-looking statements. These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in Item 1A, “Risk Factors” included in this report. Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2017	2016
Assets:
Cash and cash equivalents	$69,672	$36,929

Investment securities:
Held-to-maturity, at amortized cost (fair value of $7,749 and $11,637)	7,636	11,387
Available-for-sale, at fair value	720,128	815,299
	727,764	826,686
Loans:
Commercial and industrial	109,623	126,038
Secured by real estate:
Commercial mortgages	1,193,007	1,085,198
Residential mortgages	1,558,564	1,238,431
Home equity lines	83,625	86,461
Consumer and other	5,533	9,293
	2,950,352	2,545,421
Allowance for loan losses	(33,784)	(30,057)
	2,916,568	2,515,364
Restricted stock, at cost	37,314	31,763
Bank premises and equipment, net	39,648	34,361
Bank-owned life insurance	59,665	33,097
Pension plan assets, net	19,152	17,316
Other assets	24,925	14,804
	$3,894,708	$3,510,320
Liabilities:
Deposits:
Checking	$896,129	$808,311
Savings, NOW and money market	1,602,460	1,519,749
Time, $100,000 and over	203,890	178,918
Time, other	119,518	101,739
	2,821,997	2,608,717
Short-term borrowings	281,141	207,012
Long-term debt	423,797	379,212
Accrued expenses and other liabilities	10,942	9,481
Deferred income taxes payable	2,381	68
	3,540,258	3,204,490
Commitments and Contingent Liabilities (Note L)

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares;
Issued and outstanding, 24,668,390 and 23,699,107 shares	2,467	2,370
Surplus	127,122	101,738
Retained earnings	224,315	203,326
	353,904	307,434
Accumulated other comprehensive income (loss), net of tax	546	(1,604)
	354,450	305,830
	$3,894,708	$3,510,320

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (dollars in thousands, except per share data)	2017	2016	2015
Interest and dividend income:
Loans	$97,027	$82,456	$70,558
Investment securities:
Taxable	7,754	7,981	7,991
Nontaxable	13,484	13,686	13,586
	118,265	104,123	92,135
Interest expense:
Savings, NOW and money market deposits	7,113	5,344	2,564
Time deposits	5,479	5,107	5,987
Short-term borrowings	1,345	296	183
Long-term debt	7,772	7,255	7,795
	21,709	18,002	16,529
Net interest income	96,556	86,121	75,606
Provision for loan losses	4,854	3,480	4,317
Net interest income after provision for loan losses	91,702	82,641	71,289

Noninterest income:
Investment Management Division income	2,090	2,000	2,044
Service charges on deposit accounts	2,792	2,666	2,577
Net gains (losses) on sales of securities	(1,866)	1,868	1,324
Other	3,813	2,845	2,813
	6,829	9,379	8,758
Noninterest expense:
Salaries	24,159	22,116	20,680
Employee benefits	7,150	6,889	6,021
Occupancy and equipment	10,245	9,264	8,798
Debt extinguishment	—	1,756	1,084
Other	11,966	12,066	10,108
	53,520	52,091	46,691
Income before income taxes	45,011	39,929	33,356
Income tax expense	9,889	9,049	7,466
Net income	$35,122	$30,880	$25,890

Earnings per share:
Basic	$1.44	$1.35	$1.23
Diluted	$1.43	$1.34	$1.22

Cash dividends declared per share	$.58	$.55	$.52

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (in thousands)	2017	2016	2015

Net income	$35,122	$30,880	$25,890

Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	1,631	(17,004)	(3,034)
Change in funded status of pension plan	1,718	1,443	(2,573)
Other comprehensive income (loss) before income taxes	3,349	(15,561)	(5,607)
Income tax expense (benefit)	1,199	(6,433)	(2,346)
Other comprehensive income (loss)	2,150	(9,128)	(3,261)
Comprehensive income	$37,272	$21,752	$22,629

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2015	13,887,134	$1,389	$51,009	$170,120	$10,785	$233,303
Net income				25,890		25,890
Other comprehensive loss					(3,261)	(3,261)
Shares withheld upon the vesting and conversion of RSUs	(12,227)	(1)	(286)			(287)
Common stock issued under stock compensation plans, including tax benefit	88,981	9	1,034			1,043
Common stock issued under dividend reinvestment and stock purchase plan	152,789	15	3,855			3,870
Stock-based compensation			1,319			1,319
Cash dividends declared				(10,941)		(10,941)
Balance, December 31, 2015	14,116,677	1,412	56,931	185,069	7,524	250,936
Net income				30,880		30,880
Other comprehensive loss					(9,128)	(9,128)
Common stock issued in public offering, net of issuance costs	1,300,000	130	35,140			35,270
Shares withheld upon the vesting and conversion of RSUs	(13,393)	(1)	(369)			(370)
Common stock issued under stock compensation plans	109,409	11	895			906
Common stock issued under dividend reinvestment and stock purchase plan	287,498	28	8,414			8,442
3-for-2 stock split	7,898,916	790	(790)			—
Stock-based compensation			1,517			1,517
Cash dividends declared				(12,623)		(12,623)
Balance, December 31, 2016	23,699,107	2,370	101,738	203,326	(1,604)	305,830
Net income				35,122		35,122
Other comprehensive income					2,150	2,150
Shares withheld upon the vesting and conversion of RSUs	(19,339)	(2)	(525)			(527)
Common stock issued under stock compensation plans	164,720	17	959			976
Common stock issued under dividend reinvestment and stock purchase plan	823,902	82	22,516			22,598
Stock-based compensation			2,434			2,434
Cash dividends declared				(14,133)		(14,133)
Balance, December 31, 2017	24,668,390	$2,467	$127,122	$224,315	$546	$354,450

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$35,122	$30,880	$25,890
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,854	3,480	4,317
Provision (credit) for deferred income taxes	1,114	1,233	(881)
Provision for losses on other real estate owned	725	—	—
Depreciation and amortization	3,604	3,219	3,013
Premium amortization on investment securities, net	3,045	4,002	4,632
Net losses (gains) on sales of securities	1,866	(1,868)	(1,324)
Loss on debt extinguishment	—	1,756	1,084
Stock-based compensation expense	2,434	1,517	1,319
Common stock issued in lieu of cash for director fees	59	—	—
Accretion of cash surrender value on bank-owned life insurance	(1,568)	(932)	(879)
Pension expense (credit) less contribution	(118)	(1,536)	(489)
(Increase) decrease in other assets and other	(4,996)	(2,849)	107
Increase (decrease) in accrued expenses and other liabilities	1,031	(3,313)	(1,117)
Net cash provided by operating activities	47,172	35,589	35,672
Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	355	123	4,203
Available-for-sale	135,695	62,047	69,649
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	6,089	4,322	5,479
Available-for-sale	100,994	108,486	106,900
Purchases of investment securities:
Held-to-maturity	(2,606)	(1,403)	(2,005)
Available-for-sale	(144,885)	(267,329)	(146,661)
Proceeds from sales of loans and loans held-for-sale	—	544	1,176
Net increase in loans	(411,908)	(298,361)	(444,927)
Net increase in restricted stock	(5,551)	(3,328)	(5,131)
(Purchases of) proceeds from bank-owned life insurance	(25,000)	388	—
Purchases of premises and equipment, net	(8,891)	(7,250)	(5,489)
Net cash used in investing activities	(355,708)	(401,761)	(416,806)
Cash Flows From Financing Activities:
Net increase in deposits	213,280	324,042	299,650
Net increase (decrease) in short-term borrowings	74,129	(4,490)	75,016
Proceeds from long-term debt	71,635	43,500	94,212
Repayment of long-term debt	(27,050)	(31,756)	(74,584)
Proceeds from issuance of common stock, net	22,598	43,712	3,870
Proceeds from exercise of stock options	917	906	707
Shares withheld upon the vesting and conversion of RSUs	(527)	(370)	(287)
Cash dividends paid	(13,703)	(12,078)	(10,759)
Net cash provided by financing activities	341,279	363,466	387,825
Net increase (decrease) in cash and cash equivalents	32,743	(2,706)	6,691
Cash and cash equivalents, beginning of year	36,929	39,635	32,944
Cash and cash equivalents, end of period	$69,672	$36,929	$39,635
Supplemental Cash Flow Disclosures:
Cash paid for interest	$21,545	$21,158	$18,361
Cash paid for income taxes	12,838	9,006	8,065
Noncash investing and financing activities:
Cash dividends payable	3,798	3,368	2,823
Additions to other real estate owned	5,850	—	—
Loans transferred from portfolio to held-for-sale	—	—	105

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

The past due status of a loan is based on the contractual terms in the loan agreement. Unless a loan is well secured and in the process of collection, the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest payments. The accrual of interest income on a loan is also discontinued when it is determined that the borrower will not be able to make principal and interest payments according to the contractual terms of the current loan agreement. When the accrual of interest income is discontinued on a loan, any accrued but unpaid interest is reversed against current period income. Interest received on nonaccrual loans is applied against the outstanding principal balance until the loans qualify for return to an accrual status, if ever. Return to an accrual status occurs when all the principal and interest amounts contractually past due are brought current and all future payments are reasonably assured.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed. Loan pools include: commercial and industrial loans; small business credit scored loans; owner-occupied commercial mortgages; multifamily commercial mortgages; other commercial mortgages; construction and land development loans; first-lien residential mortgages; junior-lien residential mortgages; first-lien home equity lines; junior-lien home equity lines; and consumer loans. The Bank’s highest average annualized loss experience over periods of 24, 36, 48 or 60 months is generally the starting point in determining its allowance for loan losses for each pool of loans. Management believes that this approach appropriately reflects losses from the current economic cycle and those incurred losses in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions. In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as national and local unemployment levels, (3) changes in value of underlying collateral as judged by things such as median home prices, commercial vacancy rates and forecasted vacancy and rental rates in the Bank’s service area, (4) trends in the nature and volume of loans, (5) concentrations of credit, (6) changes in lending policies and procedures, (7) experience, ability and depth of lending staff, (8) changes in the quality of the loan review function, (9) environmental risks, and (10) loan risk ratings. Substantially all of the Bank’s allowance for loan losses allocable to pools of loans that are collectively evaluated for impairment results from these qualitative adjustments to historical loss experience. Because of the nature of the qualitative factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

Other Real Estate Owned

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs and is included in other assets on the consolidated balance sheet. Chargeoffs recorded at the time of acquisition are charged to the allowance for loan losses. Thereafter, the Bank maintains a valuation allowance, representing decreases in the property’s estimated fair value, through charges to earnings. Such charges are included in other noninterest expense along with any additional property maintenance costs incurred in owning the property. Rental income received from tenants of other real estate owned is included in other noninterest income.

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

Checking Deposits

The Bank’s commercial checking accounts generally have a related noninterest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the reserve balances that the Bank is required to maintain with the FRB, and thereby increase funds available for investment. Although the sweep accounts are classified as savings accounts for regulatory purposes, they are included in checking deposits in the accompanying consolidated balance sheets.

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

Retirement Plans

Pension expense is the sum of service cost, interest cost, amortization of actuarial gains and losses and plan expenses, net of the expected return on plan assets and participant contributions. Employee 401(k) plan expense is equal to the amount of matching contributions.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Stockholders’ Equity

Earnings Per Share. The Corporation calculates basic and diluted earnings per share (“EPS”) using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. Basic EPS excludes the dilutive effect of outstanding stock options and restricted stock units (“RSUs”) and is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and RSUs were converted into shares of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of common shares and dilutive stock options and RSUs. There were no anti-dilutive stock options or RSUs at December 31, 2017 or 2016. Anti-dilutive stock options and RSUs at December 31, 2015 were de minimis. Other than the stock options and RSUs described in “Note I – Stock-Based Compensation”, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

The following table is a calculation of basic and diluted EPS for the periods indicated.

(dollars in thousands, except per share data)	2017	2016	2015
Net income	$35,122	$30,880	$25,890
Income allocated to participating securities (1)	128	127	—
Income allocated to common stockholders	$34,994	$30,753	$25,890

Weighted average:
Common shares	24,219,813	22,745,967	21,017,808
Dilutive stock options and restricted stock units (1)	255,333	271,929	244,452
	24,475,146	23,017,896	21,262,260
Earnings per share:
Basic	$1.44	$1.35	$1.23
Diluted	$1.43	$1.34	$1.22

(1) RSUs awarded in 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs are considered to participate with common stock in the earnings of the Corporation and, therefore, the Corporation calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. See “Note I – Stock-Based Compensation” for additional details on the RSUs awarded in 2016.

Stock Split. On October 27, 2016, the Corporation declared a 3-for-2 stock split. The stock split was effected through a 50% stock dividend. Additional shares issued as a result of the stock split were distributed on November 28, 2016 to stockholders of record on November 10, 2016, and are shown for 2016 on the line captioned “3-for-2 stock split” in the Consolidated Statement of Changes in Stockholders’ Equity. Share and per share amounts included in the consolidated financial statements and notes thereto have been adjusted as appropriate to reflect the effect of the split.

Public Offering of Common Stock. In May 2016, the Corporation sold 1,300,000 shares of common stock (1,950,000 shares post-split) in an underwritten public offering at a price of $29.00 per share ($19.33 post-split). The net proceeds of the offering, after the underwriting discount and offering expenses paid by the Corporation, were $35,270,000.

Stock-based Compensation

The Corporation’s stock-based compensation plans are described in “Note I – Stock-Based Compensation”. Compensation cost is determined for stock options and RSUs issued to employees and non-employee directors based on the grant date fair value of the award.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income for the Corporation consists of net unrealized holding gains or losses on available-for-sale securities and changes in the funded status of the Bank’s defined benefit pension plan, both net of related income taxes. Accumulated other comprehensive income (loss) is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income (loss) and the related tax effects are as follows:

(in thousands)	2017	2016	2015
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$(236)	$(15,153)	$(1,851)
Reclassification adjustment for losses (gains) included in net income (1)	1,867	(1,851)	(1,183)
Change in net unrealized holding gains on available-for-sale securities	1,631	(17,004)	(3,034)
Tax effect	685	(6,983)	(1,249)
	946	(10,021)	(1,785)
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	1,700	1,199	(2,573)
Amortization of net actuarial loss included in pension expense (2)	18	244	—
	1,718	1,443	(2,573)
Tax effect	514	550	(1,097)
	1,204	893	(1,476)
Other comprehensive income (loss)	$2,150	$(9,128)	$(3,261)

(1) Reclassification adjustment represents net realized gains and losses arising from the sale of available-for-sale securities. These net realized gains and losses are included in the consolidated statements of income in the line item, “Net gains (losses) on sales of securities.” See “Note B – Investment Securities” for the income tax expense (benefit) related to these net realized gains and losses.

(2) Represents the amortization into expense of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is included in net periodic pension cost (see “Note J – Retirement Plans”) and in the consolidated statements of income in the line item, “Employee benefits.” The income tax expense relating to this cost is included in the consolidated statements of income in the line item, “Income tax expense.”

The following sets forth the components of accumulated other comprehensive income (loss), net of tax:

(in thousands)	Balance 12/31/16	Current Period Change	Balance 12/31/17
Unrealized holding gains on available-for-sale securities	$1,654	$946	$2,600
Unrealized actuarial losses on pension plan	(3,258)	1,204	(2,054)
Total accumulated other comprehensive income (loss), net of tax	$(1,604)	$2,150	$546

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

Adoption of New Accounting Standards

There were no accounting standards adopted during 2017.

Impact of Issued But Not Yet Effective Accounting Standards

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities such as the Corporation, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. Implementation of ASU 2014-09 on January 1, 2018 will result in enhancements to certain revenue recognition disclosures, but the amendments in the ASU did not have a material impact on the Corporation’s financial position or results of operations. Management used the modified retrospective transition method to implement the standard and has updated its internal control procedures to address the new requirements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. Among other changes, ASU 2016-01 requires equity securities to be measured at fair value with changes in fair value recognized through net income, but allows equity securities that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments simplify the impairment assessment of such equity securities and require enhanced disclosure about these investments. ASU 2016-01 also requires the use of an exit price when measuring the fair value of financial instruments and separate presentation of financial assets and liabilities by measurement category and type of instrument on the balance sheet or in the notes. The ASU eliminates certain disclosures relating to the methods and assumptions used to estimate fair value. For public entities such as the Corporation, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. Implementation of ASU 2016-01 on January 1, 2018 did not have a material impact on the Corporation’s financial position or results of operations, but will result in certain modifications to fair value disclosures.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including loans, debt securities, and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the Chief Financial Officer and Chief Risk Officer. A broader advisory group has been established to assist in implementing the ASU and includes representatives of the Bank’s loan operations, credit administration, lending, investments and technology functions. The committee has selected and engaged a third-party software provider, and is currently accumulating historical data needed to implement the ASU. In addition, the committee continues to analyze the provisions of the ASU to understand the impact that it will have on the Corporation’s financial position, results of operations and disclosures.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 affects all entities that are required to present a statement of cash flows under Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flows, and other ASC Topics, addressing eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Implementation of ASU 2016-15 on January 1, 2018 did not have a material impact on the Corporation’s financial position, results of operations or disclosures.

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans or other types of benefits accounted for under ASC Topic 715. The ASU requires, among other things, that an employer disaggregate the service cost component from other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Implementation of ASU 2017-07 on January 1, 2018 results in reclassifications between certain income statement categories, but the amendments in the ASU did not have a material impact on the Corporation’s financial position, results of operations or disclosures.

In February 2018, the FASB issued ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 affects any entity that has items of other comprehensive income for which the related tax effects are presented in other comprehensive income. The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act which was signed into law on December 22, 2017. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period. Management plans to implement the ASU in the first quarter of 2018 with no impact on the Corporation’s financial position or results of operations.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2017 and 2016.

	2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:
State and municipals	$6,970	$78	$—	$7,048
Pass-through mortgage securities	311	21	—	332
Collateralized mortgage obligations	355	14	—	369
	$7,636	$113	$—	$7,749
Available-for-Sale Securities:
State and municipals	$453,158	$10,051	$(1,886)	$461,323
Pass-through mortgage securities	72,539	84	(1,232)	71,391
Collateralized mortgage obligations	190,175	15	(2,776)	187,414
	$715,872	$10,150	$(5,894)	$720,128

	2016
Held-to-Maturity Securities:
State and municipals	$10,419	$177	$—	$10,596
Pass-through mortgage securities	361	33	—	394
Collateralized mortgage obligations	607	40	—	647
	$11,387	$250	$—	$11,637
Available-for-Sale Securities:
State and municipals	$444,154	$10,137	$(3,631)	$450,660
Pass-through mortgage securities	188,527	156	(2,874)	185,809
Collateralized mortgage obligations	179,993	862	(2,025)	178,830
	$812,674	$11,155	$(8,530)	$815,299

At December 31, 2017 and 2016, investment securities with a carrying value of $423,360,000 and $415,419,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2017 and 2016.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2017 and 2016 presented by length of time the securities had been in a continuous unrealized loss position.

	2017
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipals	$54,732	$(574)	$28,723	$(1,312)	$83,455	$(1,886)
Pass-through mortgage securities	10,172	(81)	52,652	(1,151)	62,824	(1,232)
Collateralized mortgage obligations	130,267	(1,230)	54,751	(1,546)	185,018	(2,776)
Total temporarily impaired	$195,171	$(1,885)	$136,126	$(4,009)	$331,297	$(5,894)

	2016
State and municipals	$117,181	$(3,631)	$—	$—	$117,181	$(3,631)
Pass-through mortgage securities	175,000	(2,874)	—	—	175,000	(2,874)
Collateralized mortgage obligations	125,424	(1,820)	7,737	(205)	133,161	(2,025)
Total temporarily impaired	$417,605	$(8,325)	$7,737	$(205)	$425,342	$(8,530)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

(in thousands)	2017	2016	2015

Proceeds	$135,695	$62,047	$69,649

Gains	$382	$1,869	$1,560
Losses	(2,249)	(18)	(377)
Net gain (loss)	$(1,867)	$1,851	$1,183

The income tax expense (benefit) related to these net realized gains (losses) was ($782,000),  $772,000 and $487,000 in 2017, 2016 and 2015, respectively, and is included in the consolidated statements of income in the line item, “Income tax expense.”

Sales of Held-to-Maturity Securities. During 2017, the Bank sold one municipal security that was classified as held-to-maturity. The sale was in response to a significant deterioration in the creditworthiness of the issuer. The security sold had a carrying value of $354,000 at the time of sale and the Bank realized a gain upon sale of $1,000.

During 2016, the Bank sold one mortgage-backed security that was classified as held-to-maturity. The sale occurred after the Bank collected 85% or more of the principal amount outstanding at acquisition. The security sold had a carrying value of $106,000 at the time of sale and the Bank realized a gain upon sale of $17,000.

During 2015, the Bank sold municipal securities that were classified as held-to-maturity securities. These sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $4,062,000 at the time of sale and the Bank realized a gain upon sale of $141,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at December 31, 2017 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Held-to-Maturity Securities:
Within one year	$4,409	$4,425
After 1 through 5 years	2,311	2,373
After 5 through 10 years	250	250
After 10 years	—	—
Mortgage-backed securities	666	701
	$7,636	$7,749
Available-for-Sale Securities:
Within one year	$24,160	$24,444
After 1 through 5 years	93,467	95,566
After 5 through 10 years	169,372	172,905
After 10 years	166,159	168,408
Mortgage-backed securities	262,714	258,805
	$715,872	$720,128

NOTE C – LOANS

The following tables set forth by class of loans as of December 31, 2017 and 2016 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	December 31, 2017
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$48	$109,575	$109,623	$—	$1,441	$1,441
Commercial mortgages:
Multifamily	—	682,593	682,593	—	6,423	6,423
Other	—	414,783	414,783	—	4,734	4,734
Owner-occupied	531	95,100	95,631	—	1,076	1,076
Residential mortgages:
Closed end	1,368	1,557,196	1,558,564	18	19,329	19,347
Revolving home equity	—	83,625	83,625	—	689	689
Consumer and other	—	5,533	5,533	—	74	74
	$1,947	$2,948,405	$2,950,352	$18	$33,766	$33,784

	December 31, 2016
Commercial and industrial	$131	$125,907	$126,038	$—	$1,408	$1,408
Commercial mortgages:
Multifamily	—	610,385	610,385	—	6,119	6,119
Other	—	371,142	371,142	—	4,296	4,296
Owner-occupied	558	103,113	103,671	—	959	959
Residential mortgages:
Closed end	856	1,237,575	1,238,431	45	15,695	15,740
Revolving home equity	1,770	84,691	86,461	482	919	1,401
Consumer and other	—	9,293	9,293	—	134	134
	$3,315	$2,542,106	$2,545,421	$527	$29,530	$30,057

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015.

(in thousands)	Balance at 1/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/17
Commercial and industrial	$1,408	$102	$13	$122	$1,441
Commercial mortgages:
Multifamily	6,119	—	—	304	6,423
Other	4,296	—	—	438	4,734
Owner-occupied	959	820	—	937	1,076
Residential mortgages:
Closed end	15,740	97	3	3,701	19,347
Revolving home equity	1,401	100	—	(612)	689
Consumer and other	134	27	3	(36)	74
	$30,057	$1,146	$19	$4,854	$33,784

(in thousands)	Balance at 1/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/16
Commercial and industrial	$928	$445	$4	$921	$1,408
Commercial mortgages:
Multifamily	6,858	—	—	(739)	6,119
Other	3,674	—	—	622	4,296
Owner-occupied	1,047	—	—	(88)	959
Residential mortgages:
Closed end	13,639	259	9	2,351	15,740
Revolving home equity	1,016	—	12	373	1,401
Consumer and other	94	5	5	40	134
	$27,256	$709	$30	$3,480	$30,057

(in thousands)	Balance at 1/1/15	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/15
Commercial and industrial	$838	$166	$7	$249	$928
Commercial mortgages:
Multifamily	7,207	91	27	(285)	6,858
Other	2,340	1	39	1,296	3,674
Owner-occupied	1,023	—	—	24	1,047
Residential mortgages:
Closed end	10,599	7	9	3,038	13,639
Revolving home equity	1,121	67	5	(43)	1,016
Consumer and other	93	37	—	38	94
	$23,221	$369	$87	$4,317	$27,256

For individually impaired loans, the following tables set forth by class of loans at December 31, 2017, 2016 and 2015 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2017, 2016 and 2015. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

	2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$48	$48	$—	$67	$5
Commercial mortgages - owner-occupied	531	615	—	654	21
Residential mortgages - closed end	1,095	1,102	—	1,122	7
With an allowance recorded:
Residential mortgages - closed end	273	272	18	280	13
Total:
Commercial and industrial	48	48	—	67	5
Commercial mortgages - owner-occupied	531	615	—	654	21
Residential mortgages - closed end	1,368	1,374	18	1,402	20
	$1,947	$2,037	$18	$2,123	$46

	2016
With no related allowance recorded:
Commercial and industrial	$131	$131	$—	$134	$1
Commercial mortgages - owner-occupied	558	636	—	575	—
Residential mortgages:
Closed end	230	313	—	245	—
Revolving home equity	280	279	—	280	—
With an allowance recorded:
Residential mortgages:
Closed end	626	634	45	641	29
Revolving home equity	1,490	1,491	482	1,493	—
Total:
Commercial and industrial	131	131	—	134	1
Commercial mortgages - owner-occupied	558	636	—	575	—
Residential mortgages:
Closed end	856	947	45	886	29
Revolving home equity	1,770	1,770	482	1,773	—
	$3,315	$3,484	$527	$3,368	$30

	2015
With no related allowance recorded:
Commercial mortgages - owner-occupied	$594	$654	$—	$612	$—
Residential mortgages:
Closed end	306	405	—	530	—
Revolving home equity	522	521	—	525	6
With an allowance recorded:
Residential mortgages - closed end	3,491	3,494	428	3,555	89
Total:
Commercial mortgages - owner-occupied	594	654	—	612	—
Residential mortgages:
Closed end	3,797	3,899	428	4,085	89
Revolving home equity	522	521	—	525	6
	$4,913	$5,074	$428	$5,222	$95

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	December 31, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$20	$—	$—	$—	$20	$109,603	$109,623
Commercial mortgages:
Multifamily	—	—	—	—	—	682,593	682,593
Other	—	—	—	—	—	414,783	414,783
Owner-occupied	—	—	—	—	—	95,631	95,631
Residential mortgages:
Closed end	2,186	21	—	1,000	3,207	1,555,357	1,558,564
Revolving home equity	522	—	—	—	522	83,103	83,625
Consumer and other	7	—	—	—	7	5,526	5,533
	$2,735	$21	$—	$1,000	$3,756	$2,946,596	$2,950,352

	December 31, 2016
Commercial and industrial	$224	$—	$—	$—	$224	$125,814	$126,038
Commercial mortgages:
Multifamily	—	—	—	—	—	610,385	610,385
Other	—	—	—	—	—	371,142	371,142
Owner-occupied	—	—	621	558	1,179	102,492	103,671
Residential mortgages:
Closed end	881	—	—	230	1,111	1,237,320	1,238,431
Revolving home equity	—	—	—	1,770	1,770	84,691	86,461
Consumer and other	1	—	—	—	1	9,292	9,293
	$1,106	$—	$621	$2,558	$4,285	$2,541,136	$2,545,421

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at December 31, 2017 or 2016. In 2017, the Bank took a deed-in-lieu of foreclosure for one commercial real estate property. The property is recorded as other real estate owned at December 31, 2017 and has a carrying value of $5,125,000, which is net of a valuation allowance of $725,000. Other real estate owned at December 31, 2017 consists solely of the property taken and is included in the consolidated balance sheet under “other assets.” The Bank sold the property for its carrying value in the first quarter of 2018.

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

The following table presents information about loans modified in troubled debt restructurings during the year ended December 31, 2016 and 2015. The Bank did not modify any loans in troubled debt restructurings during 2017.

	Outstanding Recorded Investment			Interest Rates
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
2016:
Commercial and industrial	2	$1,131	$1,131	5.00% and 6.75%	5.00% and 6.75%
Residential mortgages - closed end	1	109	109	3.95%	3.95%
	3	$1,240	$1,240
2015:
Residential mortgages:
Closed end	1	$2,713	$2,713	5.25%	4.00%
Revolving home equity	1	245	245	5.25%	4.00%
	2	$2,958	$2,958

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

At December 31, 2017, 2016 and 2015, the Bank had an allowance for loan losses of $18,000,  $45,000 and $395,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during 2017, 2016 and 2015 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics. Credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by real estate mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary source of repayment for residential mortgage loans is cash flows from individual borrowers and co-borrowers. The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled. Such cash flows for both residential mortgage and multifamily loans are dependent on the strength of the local economy.

Credit Quality Indicators. The Corporation categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information of the borrower and any guarantors, payment experience, credit underwriting, documentation, public records, due diligence checks and current economic trends.

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

Risk ratings on commercial and industrial loans and commercial mortgages are initially assigned during the underwriting process and affirmed as part of the approval process. The ratings are periodically reviewed and evaluated based upon borrower contact, credit department review or independent loan review.

The Bank's loan risk rating and review policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans. The requirements include details of the scope of coverage and selection process based on loan-type and risk rating. Among other things, at least 80% of the recorded investment of commercial real estate loans as of December 31 of the prior year must be reviewed annually. Lines of credit are also reviewed annually at each proposed reaffirmation. The frequency of the review of other loans is determined by the Bank’s ongoing assessments of the borrower’s condition.

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

	December 31, 2017
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$108,846	$450	$279	$48	$—	$109,623
Commercial mortgages:
Multifamily	673,128	2,354	7,111	—	—	682,593
Other	404,379	7,567	2,837	—	—	414,783
Owner-occupied	93,618	—	1,482	531	—	95,631
	$1,279,971	$10,371	$11,709	$579	$—	$1,302,630

	December 31, 2016
Commercial and industrial	$125,097	$810	$—	$131	$—	$126,038
Commercial mortgages:
Multifamily	603,103	—	7,282	—	—	610,385
Other	369,740	1,402	—	—	—	371,142
Owner-occupied	102,725	389	—	557	—	103,671
	$1,200,665	$2,601	$7,282	$688	$—	$1,211,236

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	December 31, 2017
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,554,168	$2,200	$828	$1,368	$—	$1,558,564
Revolving home equity	82,665	256	704	—	—	83,625
Consumer and other	5,236	—	—	—	—	5,236
	$1,642,069	$2,456	$1,532	$1,368	$—	$1,647,425

	December 31, 2016
Residential mortgages:
Closed end	$1,236,152	$982	$441	$856	$—	$1,238,431
Revolving home equity	84,189	—	501	1,771	—	86,461
Consumer and other	8,614	—	—	—	—	8,614
	$1,328,955	$982	$942	$2,627	$—	$1,333,506

Deposit account overdrafts were $297,000 and $679,000 at December 31, 2017 and 2016, respectively. They are not assigned a risk rating and are therefore excluded from consumer loans in the above tables.

Loans to Directors and Executive Officers. Certain directors, including their immediate families and companies in which they are principal owners, and executive officers were loan customers of the Bank during 2017 and 2016. The aggregate outstanding amount of these loans was $36,000 and $99,000 at December 31, 2017 and 2016, respectively. During 2017,  no new loans were made to such persons. Repayments totaled $63,000 in 2017. There were no loans to directors or executive officers that were nonaccrual at December 31, 2017 or 2016.

NOTE D – PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	December 31,
(in thousands)	2017	2016
Land	$9,038	$8,466
Buildings and improvements	26,825	21,660
Leasehold improvements	12,652	11,808
Furniture and equipment	30,800	29,016
Construction in process	2,425	1,911
	81,740	72,861
Accumulated depreciation and amortization	(42,092)	(38,500)
	$39,648	$34,361

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits.

Year (dollars in thousands)	Less than $100,000	$100,000 or More	Total
2018	$27,972	$47,654	$75,626
2019	35,742	54,911	90,653
2020	6,245	13,246	19,491
2021	18,862	33,461	52,323
2022	10,429	28,297	38,726
Thereafter	20,268	26,321	46,589
	$119,518	$203,890	$323,408

The total amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2017 and 2016 was $75.1 million and $63.3 million, respectively. Deposits from executive officers, directors and their affiliates at December 31, 2017 and 2016 were approximately $9.4 million and $4.9 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds at December 31, 2017 and 2016.

	December 31,
(in thousands)	2017	2016
Short-term borrowings:
Securities sold under repurchase agreements	$11,141	$7,012
Federal Home Loan Bank advances	270,000	200,000
	281,141	207,012
Long-term debt:
Securities sold under repurchase agreements	5,000	5,000
Federal Home Loan Bank advances	418,797	374,212
	423,797	379,212
	$704,938	$586,224

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the consolidated balance sheets and amounted to $711,000 and $598,000 at December 31, 2017 and 2016, respectively.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements are fixed rate financing arrangements with remaining contractual maturities of up to one year as of December 31, 2017.

At December 31, 2017, the Bank has a $5 million repurchase agreement outstanding with a commercial bank. At maturity, the securities underlying the agreement will be returned to the Bank. The agreement is subject to counterparty risk arising from the Bank’s pledge of securities collateral in excess of the amount borrowed. This risk is monitored on an ongoing basis through the Bank’s existing correspondent concentration risk policy. The repurchase agreement is callable as of December 31, 2017.

The following table sets forth information concerning securities sold under repurchase agreements.

(dollars in thousands)	2017	2016
Average daily balance during the year	$15,903	$24,403
Average interest rate during the year	1.77%	2.58%
Maximum month-end balance during the year	$19,188	$47,938
Weighted average interest rate at year-end	1.72%	2.30%

The following table sets forth as of December 31, 2017 the contractual maturities and weighted average interest rates of securities sold under repurchase agreements for each of the next five years. There are no securities sold under repurchase agreements with contractual maturities after 2018.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate
Overnight	$11,141.05%
2018	5,000	5.45
	$16,141	1.72%

Overnight repurchase agreements at December 31, 2017 are collateralized by $3.2 million of municipal securities and repurchase agreements due in 2018 are collateralized by $5.5 million of mortgage-backed securities.

Federal Home Loan Bank Advances. FHLB advances are collateralized by a blanket lien on residential and commercial mortgage loans with a lendable value of $2.0 billion at December 31, 2017 and residential and commercial mortgage loans with a lendable value of $1.7 billion at December 31, 2016. Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.

(dollars in thousands)	2017	2016
Average daily balance during the year	$524,404	$408,151
Average interest rate during the year	1.68%	1.70%
Maximum month-end balance during the year	$688,797	$574,212
Weighted average interest rate at year-end	1.75%	1.45%

The following table sets forth as of December 31, 2017 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate
Overnight	$270,000	1.53%
2018	96,450	1.71
2019	73,500	1.91
2020	82,750	1.84
2021	54,225	1.90
2022	75,872	2.05
After 2022	36,000	2.06
	418,797	1.89
	$688,797	1.75%

Other Borrowings. The Bank had no other borrowings at December 31, 2017 or 2016, or at any time during 2016. In 2017, the average balance of other borrowings were de minimis.

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2017, 2016 and 2015 had effective tax rates of 22.0%, 22.7% and 22.4%, respectively. The following table sets forth a reconciliation of the statutory federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.0	.9	2.1
Tax-exempt income, net of disallowed cost of funding	(10.2)	(11.8)	(14.0)
BOLI income	(1.2)	(.9)	(.9)
Excess tax benefit of stock-based compensation	(1.7)	(.9)	—
Impact of federal tax reform on deferred taxes	(2.0)	—	—
Other	.1	.4	.2
	22.0%	22.7%	22.4%

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law.  The Corporation recorded a $909,000 credit to income tax expense in 2017, representing a 2.0% reduction in the effective tax rate, resulting from a decrease in the net deferred tax liability to reflect the change in federal tax law.

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$8,139	$7,407	$7,473
State and local	636	409	874
	8,775	7,816	8,347
Deferred:
Federal	335	1,114	(1,059)
State and local	779	119	178
	1,114	1,233	(881)
	$9,889	$9,049	$7,466

Net Deferred Tax Liability. The following table sets forth the components of the Corporation’s net deferred tax liability.

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses and off-balance-sheet credit exposure	$10,097	$12,613
Interest on nonperforming loans	55	75
Accrued bonuses	—	622
Accrued legal settlement	12	21
Stock-based compensation	1,382	1,548
Supplemental executive retirement expense	17	24
Directors' retirement expense	47	66
Accrued rent expense	224	277
Depreciation	724	567
Other real estate owned valuation allowance and asset writedown	266	70
	12,824	15,883
Valuation allowance	—	—
	12,824	15,883
Deferred tax liabilities:
Prepaid pension	5,615	7,144
Unrealized gains on available-for-sale securities	1,259	1,101
Deferred loan costs	5,142	6,840
Prepaid expenses	146	141
REIT spillover dividend and other	3,043	725
	15,205	15,951
Net deferred tax liability	$2,381	$68

Unrecognized tax benefits at December 31, 2017 were immaterial. The Corporation had no unrecognized tax benefits at December 31, 2016 and 2015. The Corporation has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next twelve months.

The Corporation is subject to Federal, New York State, New York City, New Jersey and Connecticut income taxes. The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2017, 2016 or 2015. The Corporation’s 2015 federal income tax return is currently under examination.

NOTE H – REGULATORY MATTERS

Minimum Regulatory Capital Requirements.  The Corporation and the Bank are subject to the Basel III regulatory capital requirements issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. These requirements are intended to ensure that the Corporation and the Bank maintain minimum ratios of Tier 1 capital to average assets as well as Common Equity Tier 1 capital, Tier 1 capital and Total capital to risk weighted assets. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank.

Basel III includes guidelines with respect to the components of regulatory capital and calculation of risk weighted assets for balance sheet assets and liabilities and off-balance-sheet positions. The Corporation and the Bank exclude accumulated other comprehensive income components from Tier 1 and Total regulatory capital.

Basel III sets forth prompt corrective action (“PCA”) requirements for all banks and establishes a capital conservation buffer and multi-year capital ratio phase-in schedule with full phase-in by 2019. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.25% applicable to the Bank for 2017, and the Bank was well capitalized under the PCA provisions at December 31, 2017. The Corporation’s and the Bank’s actual capital amounts and ratios under the Basel III rules at December 31, 2017 and 2016 are presented in the table below.

	2017
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$353,684	9.34%	$151,398	4.00%	N/A	N/A
Bank	353,568	9.34	151,358	4.00	$189,197	5.00%
Common equity tier 1 capital to risk weighted assets:
Consolidated	353,684	15.28	104,128	4.50	N/A	N/A
Bank	353,568	15.29	104,051	4.50	150,296	6.50
Tier 1 capital to risk weighted assets:
Consolidated	353,684	15.28	138,837	6.00	N/A	N/A
Bank	353,568	15.29	138,735	6.00	184,980	8.00
Total capital to risk weighted assets:
Consolidated	382,670	16.54	185,116	8.00	N/A	N/A
Bank	382,533	16.54	184,980	8.00	231,225	10.00

	2016
Tier 1 capital to average assets:
Consolidated	$307,214	8.89%	$138,249	4.00%	N/A	N/A
Bank	307,491	8.90	138,224	4.00	$172,781	5.00%
Common equity tier 1 capital to risk weighted assets:
Consolidated	307,214	14.70	94,032	4.50	N/A	N/A
Bank	307,491	14.72	94,022	4.50	135,809	6.50
Tier 1 capital to risk weighted assets:
Consolidated	307,214	14.70	125,377	6.00	N/A	N/A
Bank	307,491	14.72	125,362	6.00	167,150	8.00
Total capital to risk weighted assets:
Consolidated	333,384	15.95	167,169	8.00	N/A	N/A
Bank	333,658	15.97	167,150	8.00	208,937	10.00

Other Matters. A source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2018, the Bank could, without prior approval, declare dividends of approximately $52,669,000 plus any 2018 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances. The Bank’s average reserve requirement for 2017 was approximately $29,917,000.

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

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or RSUs. At December 31, 2017,  1,933,819 equity awards remain available to be granted under the 2014 Plan of which 454,449 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at December 31, 2017.

	2017	2016	2015
Number of RSUs :
Awarded during the year	94,329	107,274	112,868
Outstanding at December 31, 2017	92,997	88,074	93,063

Vested and convertible at December 31, 2017	—	—	86,532
Scheduled to vest during:
2018	10,113	78,278	6,531
2019	69,208	7,546	—
2020	10,426	2,250	—
2021	3,250	—	—
Total RSUs vested and expected to vest	92,997	88,074	93,063

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2017, 2018 and 2019 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs awarded in 2016 is equal to the market price of the shares underlying the awards on the grant date. The grant date fair value of RSUs awarded in 2015 and 2017 is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs. The fair values of awards made in 2017, 2016 and 2015, as well as the assumptions utilized in determining such values, is presented below.

	2017
	Performance-Based	Service-Based
	Vesting	Vesting
Grant date fair value	$26.27	$ 25.35	to	$ 26.00
Market price on grant date	$27.90	$ 27.50	to	$ 28.15
Expected annual dividend	$.56			$.56
Expected term (in years)	3.0	3.0	to	4.0
Risk-free interest rate	1.49%	1.60%	to	1.67%

	2016
Grant date fair value	$18.17	$ 18.17	to	$ 22.17
Market price on grant date	$18.17	$ 18.17	to	$ 22.17

	2015
Grant date fair value	$14.12	$ 15.61	to	$ 16.94
Market price on grant date	$15.63	$ 17.13	to	$ 18.51
Expected annual dividend	$.51	$.51	to	$.53
Expected term (in years)	3.0			3.0
Risk-free interest rate	.21%	.28%	to	.38%

In January 2018,  72,128 RSUs were awarded under the 2014 Plan, including 32,840 performance-based RSUs and 39,288 service-based RSUs.

The following table presents a summary of RSUs outstanding at December 31, 2017 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2017	245,010	$ 16.52
Granted	94,329	26.24
Converted	(65,205)	17.48
Outstanding at December 31, 2017	274,134	$ 19.64	0.94	$ 7,813
Vested and Convertible at December 31, 2017	86,532	$ 14.12	—	$ 2,466

The performance-based RSUs granted in 2017 have a maximum payout potential of 1.25 shares of the Corporation’s common stock for each RSU awarded. All other RSUs outstanding at December 31, 2017 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded. RSUs outstanding at December 31, 2017 include 86,532 RSUs that were vested and convertible into common stock at year-end and 187,602 RSUs that are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted in 2017, 2016 and 2015 was $1,779,000,  $1,445,000 and $965,000, respectively.

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

Stock Option Activity. The following table presents a summary of options outstanding at December 31, 2017 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2017	257,262	$ 10.61
Exercised	(97,455)	9.41
Outstanding at December 31, 2017	159,807	$ 11.35	2.08	$ 2,741
Exercisable at December 31, 2017	159,357	$ 11.33	2.07	$ 2,736

All options outstanding at December 31, 2017 are either fully vested or expected to vest. The total intrinsic value of options exercised in 2017, 2016 and 2015 was $1,833,000,  $853,000 and $602,000, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $2,434,000,  $1,517,000 and $1,319,000 in 2017, 2016 and 2015, respectively, and related income tax benefits of $1,019,000,  $637,000 and $543,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2017, there was $1,408,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $2,000 for options and $1,406,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.50 years which is based on weighted average periods of 2.43 years and 1.49 years for options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from option exercises in 2017, 2016 and 2015, was $917,000,  $906,000 and $707,000, respectively. Tax benefits from stock option exercises were $767,000,  $356,000 and $240,000 in 2017, 2016 and 2015, respectively.

Other. No cash was used to settle stock options in 2017, 2016 or 2015. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During 2017, 2,060 shares of the Corporation’s common stock were issued to a member of the Board of Directors in payment of director fees.

NOTE J – RETIREMENT PLANS

The Bank has a 401(k) plan, defined benefit pension plan and supplemental executive retirement plan. Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $441,000,  $396,000 and $397,000 for 2017, 2016 and 2015, respectively.

The Bank has a defined benefit pension plan (“Pension Plan” or “Plan”). An internal management committee (the “Committee”) oversees the affairs of the Plan and acts as named fiduciary. The Committee has retained Vanguard Group, Inc., including its subsidiaries and affiliates (“Vanguard”), to act as discretionary investment agent, trustee and custodian for the Plan. Vanguard has formulated investment recommendations customized to meet the Committee’s objectives and, after approval by the Committee, such investment recommendations are incorporated into the investment guidelines and policies contained in the investment management agreement between the Bank and Vanguard (the “Investment Management Agreement”). The Committee adopted a formal Investment Policy Statement which includes, among other things, the investment guidelines and policies contained in the Investment Management Agreement. The Investment Policy Statement is periodically revised by the Committee as deemed appropriate.

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

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2017, 2016 and 2015 and the benefit cost for each of the Plan years then ended.

	2017	2016	2015
Weighted average assumptions used to determine the
benefit obligation at year end:
Discount rate	3.93%	4.40%	4.54%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost:
Discount rate	4.40%	4.54%	4.02%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	5.50%	6.00%	6.00%

The decrease in the discount rate from 4.40% in 2016 to 3.93% in 2017 increased the projected benefit obligation at December 31, 2017 by approximately $2,377,000. In calculating the benefit obligation at December 31, 2017, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2016, was adjusted to reflect Scale MP-2017. The updated mortality table decreased the projected benefit obligation at December 31, 2017 by approximately $277,000.

The decrease in the discount rate from 4.54% in 2015 to 4.40% in 2016 increased the projected benefit obligation at December 31, 2016 by $643,000. In calculating the benefit obligation at December 31, 2016, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2015, was adjusted to reflect Scale MP-2016. The updated mortality table decreased the projected benefit obligation at December 31, 2016 by approximately $536,000. In addition, a change in the withdrawal/ turnover assumption from the T-3 table of the Pension Actuary’s Handbook to the 2003 SOA Pension Plan Turnover Table decreased the projected benefit obligation at December 31, 2016 by $157,000.

The increase in the discount rate from 4.02% in 2014 to 4.54% in 2015 decreased the projected benefit obligation at December 31, 2015 by $2,915,000.  In calculating the benefit obligation at December 31, 2015, the mortality table was changed from RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2014 to reflect Scale MP-2015. The updated mortality table decreased the projected benefit obligation at December 31, 2015 by approximately $270,000.

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

(in thousands)	2017	2016	2015
Service cost plus expected expenses and net of expected plan participant contributions	$1,214	$1,142	$1,189
Interest cost	1,590	1,584	1,408
Expected return on plan assets	(2,940)	(2,953)	(3,086)
Amortization of net actuarial loss	18	244	—
Net pension cost (credit)	$(118)	$17	$(489)

No portion of the net actuarial loss for the defined benefit plan will be amortized from accumulated other comprehensive income into net periodic pension cost in 2018. Prior service cost was fully amortized from accumulated other comprehensive income into net periodic pension cost as of December 31, 2014.

Funded Status of the Plan. The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.

(in thousands)	2017	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$37,016	$35,684	$35,787
Service cost	1,386	1,283	1,267
Interest cost	1,590	1,584	1,408
Benefits paid	(1,510)	(1,364)	(1,288)
Assumption changes	2,100	(50)	(3,185)
Experience loss (gain) and other	802	(121)	1,695
Projected benefit obligation at end of year	41,384	37,016	35,684

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	54,332	50,021	52,208
Actual return on plan assets	7,497	3,919	(1,071)
Employer contributions	—	1,553	—
Plan participant contributions	321	301	270
Benefits paid	(1,510)	(1,365)	(1,288)
Expenses	(104)	(97)	(98)
Fair value of plan assets at end of year	60,536	54,332	50,021
Funded status at end of year	$19,152	$17,316	$14,337
Accumulated benefit obligation	$38,544	$34,451	$32,716

During 2017, the Bank did not make a contribution into the Plan and the Bank has no minimum required pension contribution for the Plan year ending September 30, 2018. The Bank cannot make a tax-deductible contribution for the tax year beginning January 1, 2018.

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

Reasonable precautions are taken to avoid excessive concentrations to protect the portfolio against unfavorable outcomes within an asset class. Specifically, the following guidelines are in place:

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

The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category at December 31, 2017 and 2016 are set forth in the tables that follow.

	December 31, 2017
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	.2%	<1.00%
Equity mutual funds	15% - 25%	20.1%	6.2% to 8.4%
Fixed income mutual funds	75% - 85%	79.7%	3.4% to 4.4%
		100.0%	4.5% to 5.5%

	December 31, 2016
Cash equivalents	0% - 1%	.2%	<1.00%
Equity mutual funds	15% - 25%	19.8%	5.4% to 11.4%
Fixed income mutual funds	75% - 85%	80.0%	3.2% to 4.2%
		100.0%	3.6% to 5.6%

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

At December 31, 2017, the equity and fixed income components of Plan assets consist of the following Vanguard institutional funds:

Equity

•

Vanguard Total Stock Market Index Fund (VITSX). This fund seeks to track the performance of the Center for Research in Security Prices (CRSP) U.S. Total Market Index. The fund is passively managed using index sampling and consists of large, small and mid-cap equity securities diversified across growth and value styles.

•

Vanguard Total International Stock Index Fund (VTSNX). This fund seeks to track the performance of the Financial Times Stock Exchange (FTSE) Global All Cap ex U.S. Index. The fund is passively managed and includes broad exposure across developed and emerging non-U.S. equity markets.

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

Fair Value of Plan Assets. The fair value of the Plan assets at December 31, 2017 and 2016, by asset category, is summarized below.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$117	$—	$117	$—
Total cash equivalents	117	—	117	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	6,658	6,658	—	—
Vanguard Total International Stock Index Fund (VTSNX)	5,479	5,479	—	—
Total equity mutual funds	12,137	12,137	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	29,065	29,065	—	—
Vanguard Long-Term Bond Index Fund (VBLLX)	19,217	19,217	—	—
Total fixed income mutual funds	48,282	48,282	—	—
Total Plan Assets	$60,536	$60,419	$117	$—

December 31, 2016:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$107	$—	$107	$—
Total cash equivalents	107	—	107	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	5,997	5,997	—	—
Vanguard Total International Stock Index Fund (VTSNX)	4,777	4,777	—	—
Total equity mutual funds	10,774	10,774	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	26,075	26,075	—	—
Vanguard Long-Term Bond Index Fund (VBLLX)	17,376	17,376	—	—
Total fixed income mutual funds	43,451	43,451	—	—
Total Plan Assets	$54,332	$54,225	$107	$—

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2017 and 2016. On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in “Note M – Fair Value of Financial Instruments” to these consolidated financial statements.

At both December 31, 2017 and 2016, the Plan’s cash and cash equivalents amounted to .2% of the Plan’s total assets and represented investments in the Vanguard Prime Money Market Mutual Fund.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (dollars in thousands)	Amount
2018	$1,777
2019	1,859
2020	2,036
2021	2,155
2022	2,329
2023 - 2027	13,480

The Bank’s Supplemental Executive Retirement Plan (“SERP”) currently covers the Bank’s Chief Executive Officer (“CEO”). The benefit under the SERP is equal to the additional amount that the CEO would be entitled to under the Pension and 401(k) plans in the absence of Internal Revenue Code limitations. SERP expense was $31,000,  $197,000 and $271,000 in 2017, 2016 and 2015, respectively.

NOTE K – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows:

(in thousands)	2017	2016	2015
Computer services	$1,888	$2,631	$2,212
Marketing	1,442	1,053	877
FDIC assessment	1,178	1,379	1,472
Consultants	702	1,337	576

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

At December 31, 2017 and 2016, financial instruments whose contract amounts represent credit risk are as follows:

	2017		2016
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$90,635	$227,385	$67,289	$264,404
Standby letters of credit	4,244	—	5,596	—

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity, small business and commercial lines of credit are a  large component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused lines of credit, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination and small business lines generally have a three-year term. Other real estate loan commitments generally expire within 60 days and commercial loan commitments generally expire within one year. At December 31, 2017, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.50% to 4.75% and maturities of ten years or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, security interests in business assets, equipment, deposit accounts with the Bank or other financial institutions and securities.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through April 2019. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2017 varied from 0% to 100% of the contractual notional amount of each instrument, with the average amount of collateral totaling 96% of the aggregate outstanding notional amount. Standby letters of credit are considered financial guarantees and are recorded at fair value.

Employment Agreements. At December 31, 2017, the chief executive officer, senior executive vice president and the Corporation’s other executive vice presidents, collectively referred to as the senior executives, had employment agreements with the Corporation under which they are entitled to severance compensation in the event that their employment is terminated without cause or they terminate their employment following an event constituting Good Reason, as defined. The chief executive officer’s contract has a term of three (3) years beginning January 1, 2017 and can be extended at the option of the Board of Directors of the Corporation (the “Board”) for an additional period of one year. The other senior executives have contracts with a term of two (2) years beginning January 1, 2017. Except for one of these two-year contracts, these contracts automatically renew for an additional period of one year on each anniversary date unless the Corporation gives written notice of non-renewal at least thirty (30) days prior to such date. The one two-year contract that does not automatically renew, can be extended at the option of the Board for an additional period of one year. Notwithstanding the foregoing, each of the automatically renewing two-year contracts will expire on December 31 of the calendar year in which the senior executive attains normal retirement age, which for these purposes is age 65. Pursuant to their terms, the Corporation can elect to extend these agreements for an additional period of two years. The current aggregate annual salaries provided for in these contracts is $2,398,000.

Lease Commitments. At December 31, 2017, minimum annual rental commitments under non-cancelable operating leases are as follows:

Year (dollars in thousands)	Amount
2018	$2,763
2019	2,749
2020	2,615
2021	2,500
2022	2,447
Thereafter	8,046
$21,120

The Bank has various renewal options on the above leases. Rent expense, including amounts paid for real estate taxes and common area maintenance, was $2,466,000,  $2,085,000 and $1,885,000 in 2017, 2016 and 2015, respectively.

Related Party Leases. Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank. The leases expire on October 31, 2022 and December 31, 2019 with options to renew. The Bank expects to renew both leases prior to their expiration. Aggregate base rent expense for these leases, plus a proportionate share of real estate taxes on one of the leased properties, amounted to approximately $78,000 for each of the years ending December 31, 2017, 2016 and 2015. The Corporation believes that the terms of the leases are comparable to competitive terms that could have been obtained from an unrelated third party.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2017 or 2016.

The fair values of the Corporation’s investment securities designated as available-for-sale at December 31, 2017 and 2016 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
December 31, 2017:
State and municipals	$461,323	$—	$461,323	$—
Pass-through mortgage securities	71,391	—	71,391	—
Collateralized mortgage obligations	187,414	—	187,414	—
	$720,128	$—	$720,128	$—
December 31, 2016:
State and municipals	$450,660	$—	$450,660	$—
Pass-through mortgage securities	185,809	—	185,809	—
Collateralized mortgage obligations	178,830	—	178,830	—
	$815,299	$—	$815,299	$—

Assets measured at fair value on a nonrecurring basis at December 31, 2017 and 2016, are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of other real estate and impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment when appropriate. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans and other real estate owned. Because the Corporation has a small amount of impaired loans and other real estate owned measured at fair value, the impact of unobservable inputs on the Corporation’s financial statements is not material.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Other real estate owned	$5,125	$—	$—	$5,125

December 31, 2016:
Impaired loans:
Residential mortgages - closed end	$1,009	$—	$—	$1,009

The other real estate owned in the preceding table is one commercial real estate property acquired by deed-in-lieu of foreclosure at a fair value of $5,850,000 in the fourth quarter of 2017. A valuation allowance of $725,000 was subsequently recorded and is included in other noninterest expense in the consolidated statements of income for the year ended December 31, 2017. The Bank sold the property for its carrying value in the first quarter of 2018.

The impaired loan set forth in the preceding table had a  principal balance of $1,491,000 at December 31, 2016 and a  valuation allowance of $482,000. During the years ended December 31, 2017, 2016 and 2015, the Corporation recorded provisions (credit) for loan losses of ($482,000),  $449,000 and $27,000, respectively, for impaired loans measured at fair value.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2017 and 2016.

		December 31, 2017		December 31, 2016
(in thousands)	Level of Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$69,672	$69,672	$36,929	$36,929
Held-to-maturity securities	Level 2	5,030	5,143	9,904	10,154
Held-to-maturity securities	Level 3	2,606	2,606	1,483	1,483
Loans	Level 3	2,916,568	2,855,812	2,514,355	2,472,849
Restricted stock	Level 1	37,314	37,314	31,763	31,763
Accrued interest receivable:
Investment securities	Level 2	4,189	4,189	4,564	4,564
Loans	Level 3	7,386	7,386	6,418	6,418

Financial Liabilities:
Checking deposits	Level 1	896,129	896,129	808,311	808,311
Savings, NOW and money market deposits	Level 1	1,602,460	1,602,460	1,519,749	1,519,749
Time deposits	Level 2	323,408	323,108	280,657	282,024
Short-term borrowings	Level 1	281,141	281,141	207,012	207,012
Long-term debt	Level 2	423,797	418,465	379,212	375,003
Accrued interest payable:
Checking, savings, NOW and money market deposits	Level 1	176	176	160	160
Time deposits	Level 2	59	59	25	25
Short-term borrowings	Level 1	34	34	8	8
Long-term debt	Level 2	677	677	590	590

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

NOTE N – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2017	2016
Assets:
Cash and due from banks	$925	$1,372
Investment in subsidiary bank, at equity	354,334	306,107
Prepaid income taxes	1,552	123
Deferred income tax benefits	1,381	1,548
Other assets	81	68
	$358,273	$309,218
Liabilities:
Other liabilities	$25	$20
Cash dividends payable	3,798	3,368
	3,823	3,388
Stockholders' equity:
Common stock	2,467	2,370
Surplus	127,122	101,738
Retained earnings	224,315	203,326
	353,904	307,434
Accumulated other comprehensive income (loss), net of tax	546	(1,604)
	354,450	305,830
	$358,273	$309,218

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
(in thousands)	2017	2016	2015
Income:
Dividends from subsidiary bank	$11,150	$4,500	$7,500

Expenses:
Salaries	2,434	1,517	1,319
Other operating expenses	406	376	541
	2,840	1,893	1,860

Income before income taxes	8,310	2,607	5,640
Income tax benefit	(1,235)	(1,181)	(832)
Income before undistributed earnings of subsidiary bank	9,545	3,788	6,472
Equity in undistributed earnings	25,577	27,092	19,418
Net income	$35,122	$30,880	$25,890

Comprehensive income	$37,272	$21,752	$22,629

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$35,122	$30,880	$25,890
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(25,577)	(27,092)	(19,418)
Deferred income tax provision (credit)	167	(84)	(278)
Tax benefit of stock-based compensation	—	—	336
Stock-based compensation expense	2,434	1,517	1,319
(Increase) decrease in prepaid income taxes	(1,429)	596	(362)
(Increase) decrease in other assets	46	(64)	38
Increase (decrease) in other liabilities	5	(19)	39
Net cash provided by operating activities	10,768	5,734	7,564

Cash Flows From Investing Activities:
Capital contributions to Bank subsidiary	(20,500)	(38,883)	—

Cash Flows From Financing Activities:
Shares withheld upon the vesting and conversion of RSUs	(527)	(370)	(287)
Proceeds from exercise of stock options	917	906	707
Proceeds from issuance of common stock, net	22,598	43,712	3,870
Cash dividends paid	(13,703)	(12,078)	(10,759)
Net cash provided by (used in) financing activities	9,285	32,170	(6,469)
Net increase (decrease) in cash and cash equivalents*	(447)	(979)	1,095
Cash and cash equivalents, beginning of year	1,372	2,351	1,256
Cash and cash equivalents, end of year	$925	$1,372	$2,351

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$3,798	$3,368	$2,823

* Cash and cash equivalents is defined as cash and due from banks and includes, among other things, the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE O – QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Interest income	$28,498	$28,970	$30,337	$30,460	$118,265
Interest expense	4,838	5,177	5,634	6,060	21,709
Net interest income	23,660	23,793	24,703	24,400	96,556
Provision for loan losses	788	1,293	1,122	1,651	4,854
Noninterest income before net securities gains (losses)	2,063	2,348	2,151	2,133	8,695
Net gains (losses) on sales of securities	57	1	16	(1,940)	(1,866)
Noninterest expense	13,014	13,135	13,061	14,310	53,520
Income before income taxes	11,978	11,714	12,687	8,632	45,011
Income tax expense (1)	2,897	2,581	3,345	1,066	9,889
Net income	9,081	9,133	9,342	7,566	35,122
Earnings per share:
Basic	.38	.38	.38	.31	1.44
Diluted	.38	.37	.38	.30	1.43
Comprehensive income	9,705	11,619	9,009	6,939	37,272

2016
Interest income	$25,107	$25,681	$26,232	$27,103	$104,123
Interest expense	4,406	4,408	4,541	4,647	18,002
Net interest income	20,701	21,273	21,691	22,456	86,121
Provision for loan losses	253	139	1,118	1,970	3,480
Noninterest income before net securities gains	1,754	1,887	1,990	1,880	7,511
Net gains on sales of securities	—	1,844	24	—	1,868
Noninterest expense before debt extinguishment costs	12,431	13,116	11,974	12,814	50,335
Debt extinguishment costs	—	1,756	—	—	1,756
Income before income taxes	9,771	9,993	10,613	9,552	39,929
Income tax expense	2,136	2,264	2,615	2,034	9,049
Net income	7,635	7,729	7,998	7,518	30,880
Earnings per share:
Basic	.36	.34	.34	.32	1.35
Diluted	.35	.34	.34	.31	1.34
Comprehensive income (loss)	10,566	10,966	5,012	(4,792)	21,752

(1) The fourth quarter of 2017 includes a $909,000 credit to income tax expense resulting from a reduction in the Corporation’s net deferred tax liability to reflect the recent changes in federal tax law.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

The First of Long Island Corporation

Glen Head, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework:(2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CROWE HORWATH LLP

Crowe Horwath LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 16, 2018

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

Management's Report on Internal Control Over Financial Reporting

The management of The First of Long Island Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The First of Long Island Corporation’s system of internal control over financial reporting was designed by or under the supervision of the Corporation’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of the preparation of the Corporation’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by COSO. Based on the assessment, management determined that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017 in their report which appears on page 71.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2018 that was filed with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2018 that was filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2018 that was filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2018 that was filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 2018 that was filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

The following consolidated financial statements of the Corporation and its subsidiary and report of independent registered public accounting firm thereon as required by this Item are included in Part II, Item 8.

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

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

The First of Long Island Corporation 2006 Stock Compensation Plan, as amended (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 16, 2006,  Exhibit 10.9 of Registrant’s Form 8-K filed December 19, 2008,  part of Item 5.02 of Registrant’s Form 8-K filed June 21, 2010 and Item 5.02 and Exhibit 10.15 of Registrant’s Form 8-K filed September 27, 2010)

10.3	Employment Agreement between Registrant and Michael N. Vittorio (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed April 7, 2017)
10.4	Employment Agreement between Registrant and Donald L. Manfredonia (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed September 11, 2017)
10.5	Employment Agreement between Registrant and Richard Kick (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed September 11, 2017)
10.6	Employment Agreement between Registrant and Mark D. Curtis (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 11, 2017)
10.7	Employment Agreement between Registrant and Christopher Becker, Executive Vice President
10.8	Employment Agreement between Registrant and Paul Daley, Executive Vice President
10.9	Amendment to Supplemental Executive Retirement Program (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed December 19, 2008)
10.10	The First of Long Island Corporation 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 17, 2014)
10.11	The First of Long Island Corporation 2016 Cash Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2016)
21	Subsidiary information included in Part 1, “Business” of this Form 10-K
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 16, 2018	By /s/ MICHAEL N. VITTORIO
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

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non‑executive Chairman of the Board	March 16, 2018
Walter C. Teagle III

/s/ PAUL T. CANARICK	Director	March 16, 2018
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 16, 2018
Alexander L. Cover

/s/ JOHN J. DESMOND	Director	March 16, 2018
John J. Desmond

/s/ HOWARD THOMAS HOGAN JR.	Director	March 16, 2018
Howard Thomas Hogan Jr.

/s/ STEPHEN V. MURPHY	Director	March 16, 2018
Stephen V. Murphy

/s/ PETER QUICK	Director	March 16, 2018
Peter Quick

/s/ DENISE STRAIN	Director	March 16, 2018
Denise Strain

/s/ MILBREY RENNIE TAYLOR	Director	March 16, 2018
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 16, 2018
Eric Tveter

/s/ MICHAEL N. VITTORIO	Director	March 16, 2018
Michael N. Vittorio