Form 10-Q
period 2018-03-31
FIRST OF LONG ISLAND CORP
filed 2018-05-10
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2018
Common stock, $.10 par value per share	25,347,258

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2018	2017

Assets:
Cash and cash equivalents	$69,918	$69,672

Investment securities:
Held-to-maturity, at amortized cost (fair value of $7,027 and $7,749)	6,936	7,636
Available-for-sale, at fair value	813,840	720,128
	820,776	727,764
Loans:
Commercial and industrial	108,741	109,623
Secured by real estate:
Commercial mortgages	1,245,194	1,193,007
Residential mortgages	1,693,333	1,558,564
Home equity lines	81,673	83,625
Consumer and other	6,030	5,533
	3,134,971	2,950,352
Allowance for loan losses	(35,154)	(33,784)
	3,099,817	2,916,568

Restricted stock, at cost	33,184	37,314
Bank premises and equipment, net	40,020	39,648
Bank-owned life insurance	79,291	59,665
Pension plan assets, net	19,232	19,152
Deferred income tax benefit	4,468	—
Other assets	18,718	24,925
	$4,185,424	$3,894,708
Liabilities:
Deposits:
Checking	$950,681	$896,129
Savings, NOW and money market	1,775,662	1,602,460
Time, $100,000 and over	247,099	203,890
Time, other	230,207	119,518
	3,203,649	2,821,997

Short-term borrowings	172,777	281,141
Long-term debt	437,027	423,797
Accrued expenses and other liabilities	10,525	10,942
Deferred income taxes payable	—	2,381
	3,823,978	3,540,258
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 40,000,000 shares;
Issued and outstanding, 25,024,667 and 24,668,390 shares	2,502	2,467
Surplus	134,924	127,122
Retained earnings	231,937	224,315
	369,363	353,904
Accumulated other comprehensive income (loss), net of tax	(7,917)	546
	361,446	354,450
	$4,185,424	$3,894,708

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017

Interest and dividend income:
Loans	$26,664	$22,919
Investment securities:
Taxable	2,209	2,202
Nontaxable	3,431	3,377
	32,304	28,498
Interest expense:
Savings, NOW and money market deposits	2,540	1,491
Time deposits	1,708	1,188
Short-term borrowings	783	389
Long-term debt	2,117	1,770
	7,148	4,838
Net interest income	25,156	23,660
Provision for loan losses	1,512	788
Net interest income after provision for loan losses	23,644	22,872

Noninterest income:
Investment Management Division income	581	522
Service charges on deposit accounts	700	703
Net gains on sales of securities	—	57
Other	2,011	1,171
	3,292	2,453
Noninterest expense:
Salaries	7,047	6,228
Employee benefits and other personnel expense	2,170	1,838
Occupancy and equipment	2,813	2,521
Other	2,838	2,760
	14,868	13,347
Income before income taxes	12,068	11,978

Income tax expense	957	2,897
Net income	$11,111	$9,081

Earnings per share:
Basic	$.44	$.38
Diluted	$.44	$.38

Cash dividends declared per share	$.15	$.14

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income	$11,111	$9,081
Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	(11,734)	1,071
Change in funded status of pension plan	—	5
Other comprehensive income (loss) before income taxes	(11,734)	1,076
Income tax expense (benefit)	(3,548)	452
Other comprehensive income (loss)	(8,186)	624
Comprehensive income	$2,925	$9,705

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2018
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	24,668,390	$2,467	$127,122	$224,315	$546	$354,450
Net income				11,111		11,111
Other comprehensive loss					(8,186)	(8,186)
Reclassification of stranded
tax effects upon the adoption
of ASU 2018-02				277	(277)	—
Shares withheld upon the vesting
and conversion of RSUs	(25,321)	(3)	(719)			(722)
Common stock issued under
stock compensation plans	112,237	11	101			112
Common stock issued under
dividend reinvestment and
stock purchase plan	269,361	27	7,292			7,319
Stock-based compensation			1,128			1,128
Cash dividends declared				(3,766)		(3,766)
Balance, March 31, 2018	25,024,667	$2,502	$134,924	$231,937	$(7,917)	$361,446

	Three Months Ended March 31, 2017
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2017	23,699,107	$2,370	$101,738	$203,326	$(1,604)	$305,830
Net income				9,081		9,081
Other comprehensive income					624	624
Shares withheld upon the vesting
and conversion of RSUs	(19,339)	(2)	(525)			(527)
Common stock issued under
stock compensation plans	75,219	7	142			149
Common stock issued under
dividend reinvestment and
stock purchase plan	146,720	15	3,869			3,884
Stock-based compensation			747			747
Cash dividends declared				(3,356)		(3,356)
Balance, March 31, 2017	23,901,707	$2,390	$105,971	$209,051	$(980)	$316,432

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$11,111	$9,081
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,512	788
Provision (credit) for deferred income taxes	(3,301)	645
Depreciation and amortization	917	824
Premium amortization on investment securities, net	466	838
Net gains on sales of securities	—	(57)
Stock-based compensation expense	1,128	747
Common stock issued in lieu of cash for director fees	16	13
Accretion of cash surrender value on bank-owned life insurance	(488)	(349)
Net pension credit	(80)	(29)
Decrease (increase) in other assets	1,944	(2,408)
Increase (decrease) in accrued expenses and other liabilities	(478)	2,624
Net cash provided by operating activities	12,747	12,717
Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale investment securities	—	40,011
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	1,054	1,331
Available-for-sale	17,032	34,753
Purchases of investment securities:
Held-to-maturity	(338)	—
Available-for-sale	(122,960)	(6,666)
Net increase in loans	(184,761)	(129,862)
Proceeds from sale of other real estate owned	5,125	—
Net decrease in restricted stock	4,130	2,580
Purchases of premises and equipment, net	(1,289)	(1,150)
Purchases of bank-owned life insurance	(20,000)	(25,000)
Net cash used in investing activities	(302,007)	(84,003)
Cash Flows From Financing Activities:
Net increase in deposits	381,652	138,877
Net decrease in short-term borrowings	(108,364)	(67,528)
Proceeds from long-term debt	39,680	11,000
Repayment of long-term debt	(26,450)	—
Proceeds from issuance of common stock, net	7,319	3,884
Proceeds from exercise of stock options	96	136
Shares withheld upon the vesting and conversion of RSUs	(722)	(527)
Cash dividends paid	(3,705)	(3,318)
Net cash provided by financing activities	289,506	82,524
Net increase in cash and cash equivalents	246	11,238
Cash and cash equivalents, beginning of year	69,672	36,929
Cash and cash equivalents, end of period	$69,918	$48,167
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$7,091	$4,872
Income taxes	—	260
Noncash investing and financing activities:
Cash dividends payable	3,859	3,406

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States. In preparing the consolidated financial statements, management is required to make estimates, such as the allowance for loan losses, and assumptions that affect the reported asset and liability balances, revenue and expense amounts, and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly owned subsidiaries: FNY Service Corp., an investment company, and The First of Long Island Agency, Inc. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust (“REIT”). The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

The consolidated financial information included herein as of and for the periods ended March 31, 2018 and 2017 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2017 consolidated balance sheet was derived from the Corporation's December 31, 2017 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2018	2017
Net income	$11,111	$9,081
Income allocated to participating securities (1)	37	34
Income allocated to common stockholders	$11,074	$9,047

Weighted average:
Common shares	24,962,520	23,858,640
Dilutive stock options and restricted stock units (1)	204,345	264,305
	25,166,865	24,122,945
Earnings per share:
Basic	$.44	$.38
Diluted	.44	.38

(1) Restricted stock units (“RSUs”) awarded in 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs are considered to participate with common stock in the earnings of the Corporation and, therefore, the Corporation calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. As a result, the RSUs awarded in 2016 are not included in the weighted average “dilutive stock options and restricted stock units” in the table above.

3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. Other comprehensive income (loss) for the Corporation consists of unrealized holding gains or losses on available-for-sale securities and changes in the funded status of the Bank’s defined benefit pension plan, both net of related income taxes. Accumulated other comprehensive income (loss) is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Change in net unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$(11,734)	$1,128
Reclassification adjustment for gains included in net income (1)	—	(57)
	(11,734)	1,071
Tax effect	(3,548)	450
	(8,186)	621
Change in funded status of pension plan:
Amortization of net actuarial loss included in net income (2)	—	5
Tax effect	—	2
	—	3
Other comprehensive income (loss)	$(8,186)	$624

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

(2) Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost (see “Note 7 – Defined Benefit Pension Plan”).

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current Period Change due to
		Other	Adoption
	Balance	Comprehensive	of ASU	Balance
(in thousands)	12/31/17	Income (Loss)	2018-02 (1)	3/31/18
Unrealized holding gains (losses) on available-for-sale securities	$2,600	$(8,186)	$361	$(5,225)
Unrealized actuarial losses on pension plan	(2,054)	—	(638)	(2,692)
Accumulated other comprehensive income (loss), net of tax	$546	$(8,186)	$(277)	$(7,917)

(1) The adoption of Accounting Standards Update (“ASU”) 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” in the first quarter of 2018 allowed the Corporation to reclassify certain stranded tax effects arising from the enactment of the Tax Cuts and Jobs Act (“Tax Act”) in December 2017 from accumulated other comprehensive income to retained earnings. See “Note 10 – Adoption of New Accounting Standards” for more information regarding the effects of adopting ASU 2018-02.

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-Maturity Securities:
State and municipals	$6,322	$61	$—	$6,383
Pass-through mortgage securities	303	20	—	323
Collateralized mortgage obligations	311	10	—	321
	$6,936	$91	$—	$7,027
Available-for-Sale Securities:
State and municipals	$458,296	$5,708	$(5,317)	$458,687
Pass-through mortgage securities	75,248	44	(2,539)	72,753
Collateralized mortgage obligations	287,774	29	(5,403)	282,400
	$821,318	$5,781	$(13,259)	$813,840

	December 31, 2017
Held-to-Maturity Securities:
State and municipals	$6,970	$78	$—	$7,048
Pass-through mortgage securities	311	21	—	332
Collateralized mortgage obligations	355	14	—	369
	$7,636	$113	$—	$7,749
Available-for-Sale Securities:
State and municipals	$453,158	$10,051	$(1,886)	$461,323
Pass-through mortgage securities	72,539	84	(1,232)	71,391
Collateralized mortgage obligations	190,175	15	(2,776)	187,414
	$715,872	$10,150	$(5,894)	$720,128

At March 31, 2018 and December 31, 2017, investment securities with a carrying value of $516,412,000 and $423,360,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2018 and December 31, 2017.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2018
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$148,446	$(2,855)	$27,010	$(2,462)	$175,456	$(5,317)
Pass-through mortgage securities	16,341	(423)	50,084	(2,116)	66,425	(2,539)
Collateralized mortgage obligations	185,753	(3,156)	51,202	(2,247)	236,955	(5,403)
Total temporarily impaired	$350,540	$(6,434)	$128,296	$(6,825)	$478,836	$(13,259)

	December 31, 2017
State and municipals	$54,732	$(574)	$28,723	$(1,312)	$83,455	$(1,886)
Pass-through mortgage securities	10,172	(81)	52,652	(1,151)	62,824	(1,232)
Collateralized mortgage obligations	130,267	(1,230)	54,751	(1,546)	185,018	(2,776)
Total temporarily impaired	$195,171	$(1,885)	$136,126	$(4,009)	$331,297	$(5,894)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Three Months Ended
(in thousands)	March 31,
	2018	2017

Proceeds	$—	$40,011

Gross gains	$—	$366
Gross losses	—	(309)
Net gain	$—	$57

Income tax expense related to the net realized gains for the three months ended March 31, 2017 was $24,000.

Sales of Held-to-Maturity Securities. There were no sales of held-to-maturity securities during the three months ended March 31, 2018 and 2017.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at March 31, 2018 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Held-to-Maturity Securities:
Within one year	$4,256	$4,266
After 1 through 5 years	2,066	2,117
After 5 through 10 years	—	—
After 10 years	—	—
Mortgage-backed securities	614	644
	$6,936	$7,027
Available-for-Sale Securities:
Within one year	$31,560	$32,016
After 1 through 5 years	88,285	89,467
After 5 through 10 years	170,068	170,406
After 10 years	168,383	166,798
Mortgage-backed securities	363,022	355,153
	$821,318	$813,840

5 - LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	March 31, 2018
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$41	$108,700	$108,741	$—	$1,264	$1,264
Commercial mortgages:
Multifamily	—	714,731	714,731	—	6,769	6,769
Other	—	433,118	433,118	—	4,780	4,780
Owner-occupied	528	96,817	97,345	—	918	918
Residential mortgages:
Closed end	1,352	1,691,981	1,693,333	17	20,649	20,666
Revolving home equity	—	81,673	81,673	—	682	682
Consumer and other	350	5,680	6,030	—	75	75
	$2,271	$3,132,700	$3,134,971	$17	$35,137	$35,154

	December 31, 2017
Commercial and industrial	$48	$109,575	$109,623	$—	$1,441	$1,441
Commercial mortgages:
Multifamily	—	682,593	682,593	—	6,423	6,423
Other	—	414,783	414,783	—	4,734	4,734
Owner-occupied	531	95,100	95,631	—	1,076	1,076
Residential mortgages:
Closed end	1,368	1,557,196	1,558,564	18	19,329	19,347
Revolving home equity	—	83,625	83,625	—	689	689
Consumer and other	—	5,533	5,533	—	74	74
	$1,947	$2,948,405	$2,950,352	$18	$33,766	$33,784

The following tables present the activity in the allowance for loan losses for the periods indicated.

(in thousands)	Balance at 1/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/18
Commercial and industrial	$1,441	$74	$—	$(103)	$1,264
Commercial mortgages:
Multifamily	6,423	—	—	346	6,769
Other	4,734	—	—	46	4,780
Owner-occupied	1,076	—	—	(158)	918
Residential mortgages:
Closed end	19,347	20	1	1,338	20,666
Revolving home equity	689	49	—	42	682
Consumer and other	74	—	—	1	75
	$33,784	$143	$1	$1,512	$35,154

(in thousands)	Balance at 1/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/17
Commercial and industrial	$1,408	$6	$3	$122	$1,527
Commercial mortgages:
Multifamily	6,119	—	—	(313)	5,806
Other	4,296	—	—	7	4,303
Owner-occupied	959	—	—	39	998
Residential mortgages:
Closed end	15,740	—	1	1,017	16,758
Revolving home equity	1,401	—	—	(62)	1,339
Consumer and other	134	—	—	(22)	112
	$30,057	$6	$4	$788	$30,843

For individually impaired loans, the following tables set forth by class of loans at March 31, 2018 and December 31, 2017 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2018 and 2017. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Three Months Ended
	March 31, 2018			March 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$41	$41	$—	$99	$1
Commercial mortgages - owner-occupied	528	611	—	552	6
Residential mortgages - closed end	1,085	1,094	—	1,141	1
Consumer and other	350	350	—	117	1
With an allowance recorded:
Residential mortgages - closed end	267	267	17	286	3
Total:
Commercial and industrial	41	41	—	99	1
Commercial mortgages - owner-occupied	528	611	—	552	6
Residential mortgages - closed end	1,352	1,361	17	1,427	4
Consumer and other	350	350	—	117	1
	$2,271	$2,363	$17	$2,195	$12

				Three Months Ended
	December 31, 2017			March 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$48	$48	$—	$99	$2
Commercial mortgages - owner-occupied	531	615	—	552	4
Residential mortgages:
Closed end	1,095	1,102	—	272	—
Revolving home equity	—	—	—	280	—
With an allowance recorded:
Residential mortgages:
Closed end	273	272	18	621	12
Revolving home equity	—	—	—	1,483	—
Total:
Commercial and industrial	48	48	—	99	2
Commercial mortgages - owner-occupied	531	615	—	552	4
Residential mortgages:
Closed end	1,368	1,374	18	893	12
Revolving home equity	—	—	—	1,763	—
	$1,947	$2,037	$18	$3,307	$18

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	March 31, 2018
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
Commercial and industrial	$305	$—	$—	$—	$305	$108,436	$108,741
Commercial mortgages:
Multifamily	—	—	—	—	—	714,731	714,731
Other	—	—	—	—	—	433,118	433,118
Owner-occupied	—	—	—	—	—	97,345	97,345
Residential mortgages:
Closed end	993	823	—	992	2,808	1,690,525	1,693,333
Revolving home equity	831	118	—	—	949	80,724	81,673
Consumer and other	6	—	—	—	6	6,024	6,030
	$2,135	$941	$—	$992	$4,068	$3,130,903	$3,134,971

	December 31, 2017
Commercial and industrial	$20	$—	$—	$—	$20	$109,603	$109,623
Commercial mortgages:
Multifamily	—	—	—	—	—	682,593	682,593
Other	—	—	—	—	—	414,783	414,783
Owner-occupied	—	—	—	—	—	95,631	95,631
Residential mortgages:
Closed end	2,186	21	—	1,000	3,207	1,555,357	1,558,564
Revolving home equity	522	—	—	—	522	83,103	83,625
Consumer and other	7	—	—	—	7	5,526	5,533
	$2,735	$21	$—	$1,000	$3,756	$2,946,596	$2,950,352

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at March 31, 2018 or December 31, 2017. In 2017, the Bank took a deed-in-lieu of foreclosure for one commercial real estate property. The property was recorded as other real estate owned at December 31, 2017 and had a carrying value of $5,125,000, which was net of a valuation allowance of $725,000. Other real estate owned at December 31, 2017 consisted solely of this property and was included in the consolidated balance sheet under “other assets.” The Bank sold the property for its carrying value in the first quarter of 2018.

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

During the three months ended March 31, 2018, the Bank modified two consumer loans to a single borrower into one loan in a troubled debt restructuring amounting to $350,000. The term of the restructured loan was extended for 12-months and the post-modification interest rate was lower than the current market rate for new debt with similar risk. The Bank did not modify any loans in troubled debt restructurings during the first three months of 2017.

At March 31, 2018 and December 31, 2017, the Bank had an allowance for loan losses of $17,000 and $18,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the three months ended March 31, 2018 and 2017 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics.  Credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations,  changes in collateral values, economic conditions and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by real estate mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled. These sources of repayment are dependent on, among other things, the strength of the local economy.

Credit Quality Indicators. The Corporation categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, payment experience, credit underwriting documentation, public records, due diligence checks and current economic trends.

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

	March 31, 2018
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$107,066	$450	$1,184	$41	$—	$108,741
Commercial mortgages:
Multifamily	705,324	2,340	7,067	—	—	714,731
Other	408,393	6,164	18,561	—	—	433,118
Owner-occupied	94,450	—	2,367	528	—	97,345
	$1,315,233	$8,954	$29,179	$569	$—	$1,353,935

	December 31, 2017
Commercial and industrial	$108,846	$450	$279	$48	$—	$109,623
Commercial mortgages:
Multifamily	673,128	2,354	7,111	—	—	682,593
Other	404,379	7,567	2,837	—	—	414,783
Owner-occupied	93,618	—	1,482	531	—	95,631
	$1,279,971	$10,371	$11,709	$579	$—	$1,302,630

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	March 31, 2018
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,688,977	$2,181	$823	$1,352	$—	$1,693,333
Revolving home equity	80,967	4	702	—	—	81,673
Consumer and other	5,288	—	—	350	—	5,638
	$1,775,232	$2,185	$1,525	$1,702	$—	$1,780,644

	December 31, 2017
Residential mortgages:
Closed end	$1,554,168	$2,200	$828	$1,368	$—	$1,558,564
Revolving home equity	82,665	256	704	—	—	83,625
Consumer and other	5,236	—	—	—	—	5,236
	$1,642,069	$2,456	$1,532	$1,368	$—	$1,647,425

Deposit account overdrafts were $392,000 and $297,000 at March 31, 2018 and December 31, 2017, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

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

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued upon the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or upon the conversion of RSUs. At March 31, 2018, 1,862,574 equity awards remain available to be granted under the 2014 Plan of which 383,761 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at March 31, 2018 by the year they were originally granted.

		Granted During the Year Ended December 31,
	Total	2018	2017	2016	2015
Number of RSUs :
Granted during the year	385,159	70,688	94,329	107,274	112,868
Outstanding at March 31, 2018	243,631	70,688	82,884	83,528	6,531

Scheduled to vest during:
2018	98,594	16,081	—	75,982	6,531
2019	99,658	22,904	69,208	7,546	—
2020	19,207	8,781	10,426	—	—
2021	26,172	22,922	3,250	—	—
Total RSUs outstanding	243,631	70,688	82,884	83,528	6,531

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2018 and 2019 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs awarded in 2016 is equal to the market price of the shares underlying the awards on the grant date. RSUs awarded in 2016 accrue dividends at the same rate as dividends declared by the Board of Directors on the Corporation’s common stock. The grant date fair value of RSUs awarded in 2015, 2017 and 2018 is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs.

The following table presents a summary of RSUs outstanding at March 31, 2018 and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2018	274,134	$19.64
Granted	70,688	27.10
Converted	(101,191)	15.52
Outstanding at March 31, 2018	243,631	$23.51	1.39	$6,688
Vested and Convertible at March 31, 2018	—	$—	—	$—

The performance-based RSUs granted in 2018 and 2017 have a maximum payout potential of 1.50 and 1.25 shares of the Corporation’s common stock, respectively, for each RSU awarded. All other RSUs outstanding at March 31, 2018 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded. All of the RSUs outstanding at March 31, 2018 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first three months of 2018 and 2017 was $2,884,000 and $1,650,000, respectively.

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

Fair Value of Stock Options. The grant date fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. Substantially all outstanding stock options were expensed in prior years.

Stock Option Activity. The following table presents a summary of options outstanding at March 31, 2018, and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2018	159,807	$11.35
Exercised	(10,489)	9.23
Forfeited or expired	—	—
Outstanding at March 31, 2018	149,318	$11.50	1.94	$2,382
Exercisable at March 31, 2018	148,868	$11.48	1.92	$2,377

All options outstanding at March 31, 2018 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first three months of 2018 and 2017 was $205,000 and $255,000, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,128,000 and $747,000 and recognized related income tax benefits of $340,000 and $314,000 for the three months ended March 31, 2018 and 2017, respectively.

Unrecognized Compensation Cost. As of March 31, 2018, there was $2,201,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $2,000 for stock options and $2,199,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.2 years, which is based on weighted-average periods of 2.2 years and 1.2 years for stock options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from stock option exercises for the three months ended March 31, 2018 and 2017 was $96,000 and $136,000, respectively. Tax benefits from stock option exercises for the three months ended March 31, 2018 and 2017 were $52,000 and $107,000, respectively.

Other. No cash was used to settle stock options during the first three months of 2018 or 2017. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During the first quarter of 2018, 557 shares of the Corporation’s common stock were issued to a member of the Board of Directors in payment of director fees.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost (credit).

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Service cost	$342	$304
Interest cost	397	398
Expected return on plan assets	(819)	(736)
Amortization of net actuarial loss	—	5
Net pension cost (credit)	$(80)	$(29)

As a result of the adoption of ASU 2017-07, for all periods presented, the components of net pension cost (credit) other than the service cost component were included in the line item “Other noninterest income” in the consolidated statements of income. The service cost component was included in the line item “Salaries” in the consolidated statements of income. See “Note 10 – Adoption of New Accounting Standards” for more information regarding the provisions of ASU 2017-07.

The Bank makes cash contributions to the pension plan (“Plan”) which comply with the funding requirements of applicable federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax-deductible contributions. The Bank has no minimum required pension contribution for the Plan year ending September 30, 2018 and it cannot make a tax-deductible contribution for the tax year beginning January 1, 2018.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2018 or 2017.

The fair values of the Corporation’s investment securities designated as available-for-sale at March 31, 2018 and December 31, 2017 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2018:
Available-for-Sale Securities:
State and municipals	$458,687	$—	$458,687	$—
Pass-through mortgage securities	72,753	—	72,753	—
Collateralized mortgage obligations	282,400	—	282,400	—
	$813,840	$—	$813,840	$—
December 31, 2017:
Available-for-Sale Securities:
State and municipals	$461,323	$—	$461,323	$—
Pass-through mortgage securities	71,391	—	71,391	—
Collateralized mortgage obligations	187,414	—	187,414	—
	$720,128	$—	$720,128	$—

Assets measured at fair value on a nonrecurring basis at December 31, 2017, are set forth in the table that follows. There were no assets measured at fair value on a nonrecurring basis at March 31, 2018. Real estate appraisals utilized in measuring the fair value of impaired loans, if any, may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment when appropriate. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2017:
Other real estate owned	$5,125	$—	$—	$5,125

The Corporation had no impaired loans recorded at fair value at March 31, 2018 or December 31, 2017. During the three months ended March 31, 2017, the Corporation recorded a provision for loan losses of $31,000 for impaired loans measured at fair value.

The other real estate owned in the preceding table is one commercial real estate property acquired by deed-in-lieu of foreclosure at a fair value of $5,850,000 in the fourth quarter of 2017. A valuation allowance of $725,000 was subsequently recorded and was included in other noninterest expense in the consolidated statements of income for the year ended December 31, 2017. The Bank sold the property for its carrying value in the first quarter of 2018.

Financial Instruments Not Recorded at Fair Value. Fair value estimates are made at a specific point in time. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, risks associated with specific financial instruments such as liquidity, credit and nonperformance risk, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements.

	Level of	March 31, 2018		December 31, 2017
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$69,918	$69,918	$69,672	$69,672
Held-to-maturity securities	Level 2	3,992	4,083	5,030	5,143
Held-to-maturity securities	Level 3	2,944	2,944	2,606	2,606
Loans	Level 3	3,099,817	2,954,481	2,916,568	2,855,812
Restricted stock	Level 1	33,184	33,184	37,314	37,314

Financial Liabilities:
Checking deposits	Level 1	950,681	950,681	896,129	896,129
Savings, NOW and money market deposits	Level 1	1,775,662	1,775,662	1,602,460	1,602,460
Time deposits	Level 2	477,306	474,368	323,408	323,108
Short-term borrowings	Level 1	172,777	172,777	281,141	281,141
Long-term debt	Level 2	437,027	428,695	423,797	418,465

The Corporation adopted ASU 2016-01 on January 1, 2018 and applied the provisions of the standard prospectively to the fair value amounts in the table above.

9 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As described in “Note 10 – Adoption of New Accounting Standards,” the Bank adopted ASU 2014-09 “Revenue from Contracts with Customers” and all subsequent amendments on January 1, 2018. The majority of the Bank's income streams are outside of the scope of ASU 2014-09, such as interest and dividend income on loans and securities. Income streams that are within the scope of ASU 2014-09 are recorded in the noninterest income section of the consolidated statements of income and include the following types of fees earned from the Bank's contracts with customers.

Investment Management Division Revenues. The Bank holds customer assets in a fiduciary capacity and provides various services, including trust account services, estate settlement, custody and asset management. The services are performed for customers over time, requiring a time-based measure of progress. Fees are assessed based on market values of customer assets held or under management as of a certain point in time, and income cannot be estimated prior to the end of the measurement period. Volatility in equity and other market values will impact the amount of revenue that will be earned. Fees are generally earned and collected on a monthly or quarterly basis, accrued to income as earned and included in the consolidated statements of income in the line item "Investment Management Division income."

Deposit Account Revenues. Fees are earned and collected on a monthly basis for account maintenance and activity service charges on deposit accounts. The services are performed for customers over time, requiring a time-based measure of progress. Customers may be required to maintain minimum balances and average balances. Additional fees may also be earned for overdrafts, replacement of debit cards, bill payment, lockbox services and ACH services, among others, and are earned and collected as transactions take place. All deposit account fees are accrued to income as earned, either monthly or at  the point of sale, and included in the consolidated statements of income in the line item "Service charges on deposit accounts."

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $455,000 and $432,000 for the three months ended March 31, 2018 and 2017, respectively. Other items included in “Other noninterest income,” such as bank-owned life insurance (“BOLI”) income, non-service components of net pension cost and real estate tax refunds are outside of the scope of ASU 2014-09.

Debit/Credit Card Revenues. The Bank earns a fee when its customers use their debit or credit cards in point-of-sale transactions. These fees are generally known as interchange fees. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recorded daily, concurrently with the transaction processing services provided to the cardholder.

Branch Services Revenues. The Bank charges fees for safe deposit box rentals, wire transfers, money orders, checkbook printing, official checks and ATM usage. Fees are earned, collected and generally recorded as revenue when the service is provided.

Investment Advisory Services. The Bank provides branch space to a third party who sells financial products to the Bank’s customers and pays commissions to the Bank based on the products sold. Commissions are variable and based on the market values of financial assets sold. Commissions are accrued to income as earned and collected.

10 – ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 provide a comprehensive framework for addressing revenue recognition issues that can be applied to all contracts with customers. While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. For public entities such as the Corporation, ASU 2014-09, as amended, is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2014-09 and all subsequent amendments on January 1, 2018, using the modified retrospective transition method, did not impact the Corporation’s financial position or results of operations and, as such, no cumulative effect adjustment was recorded.  See “Note 9 – Revenue from Contracts with Customers” for disclosures pertaining to the revenue streams within the scope of ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. For public entities such as the Corporation, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-01 on January 1, 2018 did not have an impact on the Corporation’s financial position or results of operations, but resulted in the prospective application of an exit price notion in the determination of the fair value of certain financial instruments as disclosed in “Note 8 – Fair Value of Financial Instruments.” Adoption of the ASU also resulted in the elimination of disclosures regarding the methods and assumptions used to estimate fair value. The Bank’s Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, included under the line item “restricted stock, at cost” in the consolidated balance sheets, are specifically excluded from the ASU.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 affects all entities that are required to present a statement of cash flows under Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flows, and other ASC Topics, addressing eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on the Corporation’s cash flows or disclosures.

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans or other types of benefits accounted for under ASC Topic 715. The ASU requires, among other things, that an employer disaggregate the service cost component from other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2017-07 on January 1, 2018 resulted in revised income statement classifications of the components of net periodic pension cost for all periods presented. The Corporation used the amounts disclosed in “Note 7 – Defined Benefit Pension Plan” as the basis for applying the retrospective presentation requirements of the ASU. See Note 7 for details of the reclassified amounts. The other amendments in the ASU did not impact the Corporation’s financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 affects any entity that has items of other comprehensive income for which the related tax effects are presented in other comprehensive income. The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act which was signed into law on December 22, 2017. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. Management early-adopted the ASU in the first quarter of 2018 and reclassified $277,000 of stranded tax effect credits from accumulated other comprehensive income to retained earnings on January 1, 2018. The reclassification had no net impact on the Corporation’s financial position or results of operations.

11 - IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list and should be read in conjunction with the disclosure of issued but not yet effective accounting standards in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Upon implementation of the ASU, the Corporation’s assets and liabilities will increase due to the recognition of lease assets and lease obligations. Management has allocated staffing resources to implement the ASU and is developing an implementation plan including, among other things, engaging a third-party software provider and evaluating the impact that other aspects of ASU 2016-02 will have on the Corporation’s financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value, including loans, debt securities and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the Chief Financial Officer and Chief Risk Officer. A broader advisory group has been established to assist in implementing the ASU and includes representatives of the Bank’s loan operations, credit administration, lending, investments and technology functions. The committee has selected and engaged a third-party software provider, developed an implementation timeline, accumulated most of the historical data needed to implement the ASU and is evaluating the accuracy and completeness of the Bank’s historical data included in the new allowance model. In addition, the committee continues to analyze the provisions of the ASU to understand the impact that it will have on the Corporation’s financial position, results of operations and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. Although the Bank’s primary service area is currently Nassau and Suffolk Counties, Long Island, it does have two commercial banking branches in Manhattan, six full service branches in Queens and two in Brooklyn, including one opened in April 2018. Expansion of the Bank’s branch distribution system, particularly in the New York City boroughs of Queens and Brooklyn, is an ongoing initiative.

Overview

Net income and earnings per share for the first quarter of 2018 were $11.1 million and $.44, respectively, representing increases over the same period last year of 22.4% and 15.8%, respectively. Dividends per share increased 7.1%, from $.14 for the first quarter of 2017 to $.15 for the current quarter. Returns on average assets (ROA) and average equity (ROE) for the first three months of 2018 were 1.13% and 12.50%, respectively, versus 1.02% and 11.75%, respectively, for the same period last year. Book value per share increased from $14.37 at year-end 2017 to $14.44 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remains excellent and the mortgage loan pipeline at quarter-end was $215 million.

Analysis of First Quarter Earnings.  Net income for the first quarter of 2018 was $11.1 million, an increase of $2.0 million, or 22.4%, over the same period last year. The increase is attributable to increases in net interest income of $1.5 million, or 6.3%, and noninterest income of $839,000, or 34.2%, and a decrease in income tax expense of $1.9 million. The impact of these items was partially offset by increases in noninterest expense of $1.5 million, or 11.4%, and the provision for loan losses of $724,000.

The increase in net interest income was mainly attributable to growth in average interest-earning assets of $348.3 million, or 10.0%, which was driven by an increase in the average balance of loans partially offset by a decrease in the average balance of securities. Loans grew primarily due to increases in residential and commercial mortgage loans. Securities declined because of portfolio runoff and a deleveraging transaction completed in the first quarter of 2017. The growth in average interest-earning assets was funded by increases in the average balances of noninterest-bearing checking deposits, interest-bearing deposits, long-term debt and stockholders’ equity.

Net interest margin was 2.71% for the first quarter of 2018, down 21 basis points from 2.92% for the comparable period in 2017. This occurred partially because short-term interest rates have increased more than intermediate and long-term interest rates thus resulting in a flattening of the yield curve. In addition, because the Bank has more deposits and borrowings subject to immediate repricing than loans, in a rising rate environment the Bank’s funding cost will increase more rapidly than earnings on loans and securities. Net interest margin in the first quarter of 2018 was also negatively impacted by a decline in prepayment penalty income and a decrease in the statutory federal income tax rate.

The increase in the provision for loan losses for the first quarter of 2018 versus the same quarter last year is largely due to more loan growth in the current quarter and a larger decrease in the allowance for loan losses in the 2017 quarter from improved economic conditions. Loans grew $185 million in the first quarter of this year versus $130 million in the same quarter last year. The impact of these items was partially offset by a larger reduction in the provision for loan losses in the 2018 quarter versus the same quarter last year due to a decrease in historical loss rates.

The $839,000 increase in noninterest income is primarily attributable to increases in income from BOLI, and a larger net credit relating to the non-service components of the Bank’s defined benefit pension plan.

The $1.5 million increase in noninterest expense is primarily attributable to increases in salaries, employee benefits and other personnel expense, occupancy and equipment expense and other real estate owned expense.

The $1.9 million decrease in income tax expense is mainly due to a reduction in the statutory federal income tax rate from 35% last year to 21% effective January 1, 2018 pursuant to the Tax Act, the recognition in the current quarter of the tax benefits of New York State and New York City net operating loss carryforwards that originated in 2017 and higher tax benefits in the current quarter from BOLI and the vesting and exercise of stock awards.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased three basis points from 1.15% at year-end 2017 to 1.12% at March 31, 2018. The decrease is primarily due to adjustments to certain qualitative factors to reflect improved economic conditions and reductions in historical loss rates and compound annual growth rates on certain pools of loans. The provision for loan losses was $1.5 million and $788,000 in the first quarters of 2018 and 2017, respectively. The amount of the provision in each quarter was driven mainly by loan growth, offset by improved economic conditions and, in the first quarter of 2018, further offset by reductions in historical losses and growth rate trends on several pools of loans.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans were essentially unchanged from year-end 2017 amounting to $992,000, or .03% of total loans outstanding at March 31, 2018, compared to $1.0 million, or .03%, at December 31, 2017. Troubled debt restructurings amounted to $1.4 million, or .04% of total loans outstanding, at March 31, 2018. Of the troubled debt restructurings, $1.3 million are performing in accordance with their modified terms and $96,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $3.1 million, or .10% of total loans outstanding, at March 31, 2018, compared to $2.8 million, or .09%, at December 31, 2017.

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

Key Strategic Initiatives.  Key strategic initiatives will continue to include loan and deposit growth through effective relationship management, targeted solicitation efforts, new product offerings and continued expansion of the Bank’s branch distribution system on Long Island and in the New York City boroughs of Queens and Brooklyn. With respect to loan growth, the Bank will continue to prudently manage concentration risk and further develop its broker and correspondent relationships. Small business credit scored loans, equipment finance loans and Small Business Administration (SBA) loans, along with the Bank’s traditional commercial and industrial loan products, will be originated to diversify the Bank’s loan portfolio and help mitigate the impact on net interest margin of the flattening yield curve.

The Bank’s growing branch distribution system currently consists of 52 branches in Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens, Brooklyn and Manhattan. The Bank expects to open three more branches over the next 12 months and continues to evaluate sites for further branch expansion. In addition to loan and deposit growth, management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

Challenges We Face. Beginning in December 2015, there have been six 25 basis point increases in the federal funds target rate to its current level of 1.50% to 1.75%. These increases have exerted significant upward pressure on non-maturity deposit rates and have caused these rates and overnight borrowing rates to move upward. At the same time, the Bank generally lends and invests at a spread to intermediate and long-term U.S. treasury rates. Although there have been recent increases in these rates, such increases have been more modest than the increases in the federal funds target rate. As a result of these factors, the yield curve has flattened, net interest margin has declined and lending and investment rates remain suboptimal. While further increases in the federal funds target rate are expected in the foreseeable future, management does not believe there are near term prospects for meaningful improvement in intermediate and long-term interest rates. In this scenario, the yield curve could flatten further and exert more downward pressure on net interest margin and earnings.

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. The markets expect that regulatory relief will be forthcoming, but the timing, magnitude and positive impact of any such relief on financial institutions like the Bank are yet to be determined. In the current environment, banking regulators are increasingly concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels, liquidity, cyber security and predatory sales practices. Regulatory requirements, the cost of compliance and enhanced supervisory oversight are exerting downward pressure on revenues and upward pressure on required capital levels and operating expenses.

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

	Three Months Ended March 31,
	2018			2017
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$27,364	$104	1.54%	$25,240	$52.84%
Investment securities:
Taxable	299,381	2,105	2.81	381,352	2,150	2.26
Nontaxable (1)	465,840	4,343	3.73	454,957	5,195	4.57
Loans (1)	3,035,604	26,665	3.51	2,618,352	22,922	3.50
Total interest-earning assets	3,828,189	33,217	3.47	3,479,901	30,319	3.49
Allowance for loan losses	(34,464)			(30,703)
Net interest-earning assets	3,793,725			3,449,198
Cash and due from banks	37,301			31,892
Premises and equipment, net	39,964			34,589
Other assets	115,984			79,281
	$3,986,974			$3,594,960
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,704,504	2,540.60		$1,579,338	1,491.38
Time deposits	351,462	1,708	1.97	282,749	1,188	1.70
Total interest-bearing deposits	2,055,966	4,248.84		1,862,087	2,679.58
Short-term borrowings	200,308	783	1.59	194,189	389.81
Long-term debt	435,332	2,117	1.97	380,621	1,770	1.89
Total interest-bearing liabilities	2,691,606	7,148	1.08	2,436,897	4,838.81
Checking deposits	925,825			836,519
Other liabilities	9,181			8,068
	3,626,612			3,281,484
Stockholders' equity	360,362			313,476
	$3,986,974			$3,594,960

Net interest income (1)		$26,069			$25,481
Net interest spread (1)			2.39%			2.68%
Net interest margin (1)			2.71%			2.92%

(1)

Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.27 and $1.54 for the three months ended March 31, 2018 and 2017, respectively, using the statutory federal income tax rates of 21% and 35%, respectively.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, rates and rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,
	2018 Versus 2017
	Increase (decrease) due to changes in:
			Rate/	Net
(in thousands)	Volume	Rate	Volume (1)	Change
Interest Income:
Interest-earning bank balances	$5	$44	$3	$52
Investment securities:
Taxable	(459)	529	(115)	(45)
Nontaxable	127	(952)	(27)	(852)
Loans	3,640	54	49	3,743
Total interest income	3,313	(325)	(90)	2,898

Interest Expense:
Savings, NOW & money market deposits	106	846	97	1,049
Time deposits	285	186	49	520
Short-term borrowings	11	372	11	394
Long-term debt	259	79	9	347
Total interest expense	661	1,483	166	2,310
Increase (decrease) in net interest income	$2,652	$(1,808)	$(256)	$588

(1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors. The rate/volume variance could be allocated between the volume and rate variances shown in the table based on the absolute value of each to the total for both.

Net Interest Income

Net interest income on a tax-equivalent basis for the first quarter of 2018 was $26.1 million, an increase of $588,000, or 2.3%, over $25.5 million for the first three months of 2017. The increase resulted primarily from an increase in average interest-earning assets of $348.3 million, or 10.0%, largely offset by increases in the average rate paid on deposits and borrowings, growth in the average balance of interest-bearing liabilities and a decline in tax-equivalent interest income on the Bank’s municipal securities portfolio due to the decrease in the statutory federal income tax rate.

The growth in average interest-earning assets is mainly comprised of an increase in the average balance of loans of $417.3 million, or 15.9%, partially offset by a decrease in the average balance of securities of $71.1 million, or 8.5%. Loans grew primarily due to increases in residential and commercial mortgage loans. Securities declined because of portfolio runoff and a deleveraging transaction completed in the first quarter of 2017. Although it had little impact on the average balances of securities or deposits for the first quarter of 2018, toward the end of the first quarter the Bank enhanced its on-balance-sheet liquidity with the purchase of approximately $106 million in GNMA mortgage-backed securities funded substantially by brokered certificates of deposit.

The growth in average interest-earning assets was funded by increases in the average balances of noninterest-bearing checking deposits of $89.3 million, or 10.7%, interest-bearing deposits of $193.9 million, or 10.4%, long-term borrowings of $54.7 million, or 14.4%, and stockholders’ equity of $46.9 million, or 15.0%. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative and deposit promotions. Substantial contributors to the growth in stockholders’ equity were net income and the ongoing issuance of shares under the Corporation’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”), partially offset by cash dividends declared. During the first quarter of 2018, 269,361 shares were issued under the DRIP which contributed $7.3 million to capital.

Net interest margin for the first quarter of 2018 was 2.71%, down 21 basis points from 2.92% for the same quarter last year. The decrease occurred partially because short-term interest rates increased more than intermediate and long-term interest rates thus resulting in a flattening of the yield curve. In addition, because the Bank has more deposits and borrowings subject to immediate repricing than loans, in a rising rate environment the Bank’s funding cost will increase more rapidly than earnings on loans and securities. The increase in short-term interest rates was driven by the Federal Reserve Bank’s increases in the federal funds target rate. Beginning in December 2015, the Federal Reserve Bank announced six twenty-five basis point increases for an overall increase of 1.50%. These increases have caused the Bank to pay more on overnight borrowings and made it necessary for the Bank to raise the rates being paid on many of its deposit accounts in order to remain competitive. The cost of deposits and borrowings increased by 27 basis points from .81% for the first quarter of 2017 to 1.08% for the 2018 quarter. The higher cost of funding was not accompanied by equivalent increases in the rates earned on the Bank’s loan and securities portfolios. The yield earned on the Bank’s total interest-earning assets was down slightly when comparing the first quarter periods. If the yield curve does not meaningfully steepen with an improvement in intermediate and longer-term interest rates or flattens further, the Bank may experience a further erosion in net interest margin which would inhibit growth in net interest income and earnings and may even cause net interest income and earnings to decline.

Net interest margin in the first quarter of 2018 was also negatively impacted by a decline in mortgage prepayment penalty income from $640,000 in the first quarter of last year to $226,000 in the current quarter and, pursuant to the Tax Act, a decrease in the statutory federal income tax rate from 35% last year to 21% in 2018. These two factors account for reductions in net interest margin of 5 and 10 basis points, respectively. The lower federal income tax rate reduced net interest margin because it reduced the positive adjustment to net interest income required to present such income on a tax-equivalent basis.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income increased $839,000, or 34.2%, when comparing the first quarter of 2018 to the same period last year. The increase is primarily attributable to an increase of $139,000 in cash value accretion on BOLI, a $565,000 BOLI death benefit and an increase of $89,000 in the net credit relating to the non-service cost components of the Bank’s defined benefit pension plan. Cash value accretion increased because of purchases of BOLI during the first quarters of 2017 and 2018 of $25 million and $20 million, respectively. These purchases contributed $24.5 million to the growth in total average assets for the first quarter of 2018 over the same quarter last year. The non-service cost components of the Bank’s pension plan included in noninterest income are comprised of expected return on pension plan assets and interest cost on the benefit obligation. These items are included in noninterest income under ASU 2017-07 which was adopted by the Corporation on January 1, 2018. Income statement items for the first quarter of 2017 were reclassified to conform to the current period presentation.

Securities gains of $57,000 in the first three months of 2017 resulted from a deleveraging transaction involving the sale of approximately $40.0 million of available-for-sale mortgage-backed securities and use of the resulting proceeds to pay down short-term borrowings. This deleveraging transaction  was undertaken to eliminate inefficient leverage and accrete Tier 1 leverage capital.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits and other personnel expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $1.5 million, or 11.4%, when comparing the first quarter of 2018 to the same period last year. The increase is primarily attributable to increases in salaries of $819,000, or 13.2%, employee benefits and other personnel expense of $332,000, or 18.1%, occupancy and equipment expense of $292,000, or 11.6%, and other real estate owned expense in the first quarter of 2018 of $115,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits and other personnel expense is largely due to increases in placement and agency fees of $126,000 relating to branch and back office staffing, payroll tax expense of $97,000 and group health insurance expense of $42,000. The increase in occupancy and equipment expense includes the operating costs of new branches and increases in maintenance and repairs expense. Other real estate owned expense of $115,000 in the first quarter of 2018 relates to one commercial real estate property acquired by deed-in-lieu of foreclosure during the fourth quarter of 2017 and sold during the first quarter of 2018.

Income Taxes

Income tax expense as a percentage of book income (“effective tax rate”) was 7.9% for the first quarter of 2018 compared to 24.2% for the same period last year. The decreases in income tax expense of $1.9 million and the effective tax rate are due to a reduction in the statutory federal income tax rate from 35% last year to 21% effective January 1, 2018 pursuant to the Tax Act, the recognition in the current quarter of the tax benefits of New York State and New York City net operating loss carryforwards that originated in 2017 and higher tax benefits in the current quarter from BOLI and the vesting and exercise of stock awards. Considering the reduction in the federal income tax rate to 21% and tax benefits derived from the Bank’s municipal securities portfolio, BOLI, stock-based compensation and the maintenance of a captive REIT, management expects the Corporation’s effective tax rate in the remaining quarters of this year to be in the range of 14% to 16%.

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

The Bank’s Allowance for Loan and Lease Losses Committee (“ALLL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the allowance for loan losses after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ALLL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Board Loan Committee reviews and approves the Bank’s Loan Policy at least once each calendar year. The Bank’s allowance for loan losses is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency whose safety and soundness examination includes a determination as to the adequacy of the allowance to absorb probable incurred losses.

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

	March 31,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans:
Troubled debt restructurings	$96	$100
Other	896	900
Total nonaccrual loans	992	1,000
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	5,125
Total nonperforming assets	992	6,125
Troubled debt restructurings - performing	1,279	947
Total risk elements	$2,271	$7,072

Nonaccrual loans as a percentage of total loans	.03%	.03%
Nonperforming assets as a percentage of total loans and other real estate owned	.03%	.21%
Risk elements as a percentage of total loans and other real estate owned	.07%	.24%

In 2017, the Bank took a deed-in-lieu of foreclosure for one commercial real estate property. The property was recorded as other real estate owned and had a carrying value of $5.1 million at December 31, 2017, which was net of a valuation allowance of $725,000. The Bank sold the property for its carrying value in the first quarter of 2018.

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

The allowance for loan losses increased $1.4 million during the first quarter of 2018, amounting to $35.2 million, or 1.12% of total loans at March 31, 2018 compared to $33.8 million, or 1.15% of total loans at December 31, 2017. During the first three months of 2018, the Bank had loan chargeoffs of $143,000, recoveries of $1,000 and recorded a provision for loan losses of $1.5 million. During the first three months of 2017, the Bank had loan chargeoffs of $6,000, recoveries of $4,000 and recorded a provision for loan losses of $788,000. The amount of the provision in each quarter was driven by loan growth, offset by improved economic conditions and, in the first quarter of 2018, further offset by reductions in historical losses and growth rate trends on several pools of loans.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at March 31, 2018. The majority of these loans were collateralized by properties located in Long Island and in the boroughs of New York City. Although economic conditions continue to show signs of improvement, they have been sluggish for an extended period of time. These conditions have caused some of the Bank’s borrowers to be unable to make the required contractual payments on their loans and could cause the Bank to be unable to realize the full carrying value of such loans through foreclosure or other collection efforts.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations, borrowings and funds received under the DRIP. The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general corporate purposes.

The Corporation’s cash and cash equivalent position at March 31, 2018 was $69.9 million, up slightly from $69.7 million at December 31, 2017. The increase occurred primarily because cash provided by deposit growth, long-term borrowings, paydowns of securities and loans, common stock issued under the DRIP and operations exceeded cash used to repay short-term borrowings, originate loans, pay cash dividends and purchase BOLI and securities.

Securities increased $93.0 million during the first three months of 2018, from $727.8 million at year-end 2017 to $820.8 million at March 31, 2018. The increase is primarily attributable to purchases of approximately $123.3 million of securities, partially offset by maturities and redemptions of $18.1 million and a decline in the market value of the available-for-sale portfolio of $11.7 million during the period.

During the first quarter of 2018, total deposits grew $381.7 million, or 13.5%, to $3.2 billion at March 31, 2018. The increase was attributable to growth in savings, NOW and money market deposits of $173.2 million, or 10.8%, noninterest-bearing checking balances of $54.6 million, or 6.1%, and time deposits of $153.9 million. The growth in deposits is largely attributable to new branch openings, deposit account promotions and an increase in municipal deposit balances relating to the Bank’s ongoing municipal deposit initiative. The increase in deposits also includes $100 million of brokered certificates of deposit issued during the first quarter of 2018 to enhance the Bank’s on-balance sheet liquidity.

Borrowings include FHLB borrowings and liabilities under repurchase agreements. Total borrowings decreased $95.1 million, or 13.5%, during the first quarter of 2018. The decrease is attributable to a reduction in short-term borrowings of $108.4 million, partially offset by an increase in long-term debt of $13.2 million. Long-term debt totaled $437.0 million at March 31, 2018, representing 72% of total borrowings at quarter-end. The Bank’s long-term fixed-rate borrowing position and time deposits reduce the impact that an increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At March 31, 2018, the Bank had approximately $297 million of unencumbered available-for-sale securities.

The Bank is a member of the FRB of New York and the FHLB of New York, and has a federal funds line with a commercial bank. In addition to customer deposits and funds invested in the Bank by the Corporation that were raised under the DRIP, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.7 billion at March 31, 2018.

Capital

Stockholders’ equity totaled $361.4 million at March 31, 2018, an increase of $7.0 million from $354.5 million at December 31, 2017. The increase resulted primarily from net income of $11.1 million and $7.3 million in proceeds from the issuance of 269,361 shares under the Corporation’s DRIP, partially offset by a decrease in the after-tax market value of available-for-sale securities of $8.2 million and cash dividends declared of $3.8 million.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of the Corporation and the Bank as of March 31, 2018 are as follows:

	Corporation	Bank
Tier 1 leverage	9.24%	9.24%
Common equity tier 1 risk-based	14.91%	14.92%
Tier 1 risk-based	14.91%	14.92%
Total risk-based	16.17%	16.17%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.875% applicable to the Bank for 2018, and the Bank was well capitalized under the FDIC’s prompt corrective action provisions at March 31, 2018.

On April 17, 2018, shareholders voted to increase the number of authorized shares of the Corporation’s common stock from 40 million to 80 million with a par value of $.10 per share.

Shareholders are currently permitted to purchase up to $75,000 per quarter of the Corporation’s common stock at a 3% discount under the stock purchase component of the DRIP.  Shares issued under the DRIP provide additional capital that is being used to accommodate balance sheet growth.

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

Through the use of interest rate sensitivity modeling, the Bank first projects net interest income over a five-year time period assuming a static balance sheet and no changes in interest rates from current levels. Utilization of a static balance sheet ensures that interest rate risk embedded in the Bank’s current balance sheet is not masked by assumed balance sheet growth or contraction. Net interest income is then projected over a five-year time period utilizing: (1) a static balance sheet and various interest rate change scenarios, including both ramped and shock changes and changes in the shape of the yield curve; and (2) a most likely balance sheet growth scenario and these same interest rate change scenarios. The interest rate scenarios modeled are based on, among other things, the shape of the current yield curve and the relative level of rates and management’s expectations as to potential future yield curve shapes and rate levels.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at March 31, 2018 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income for the year ending March 31, 2019 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are derived using a base case average life by product as determined by a nonmaturity deposit study and the current mix of deposits.

The rate change information in the following table shows estimates of net interest income for the year ending March 31, 2019 and calculations of EVE at March 31, 2018 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2018		Year Ending March 31, 2019
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$312,655	-28.2%	$92,833	-11.9%
+ 200 basis point rate shock	394,638	-9.4%	98,367	-6.7%
+ 100 basis point rate shock	421,036	-3.4%	102,101	-3.1%
Base case (no rate change)	435,716	—	105,415	—
- 100 basis point rate shock	425,963	-2.2%	108,040	2.5%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending March 31, 2019 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Conversely, an immediate decrease in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

Forward-Looking Statements

This Report on Form 10-Q and the documents incorporated into it by reference contain or may contain various forward-looking statements. These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, in Part I under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3(i)	Amended Certificate of Incorporation
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2018
THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 10, 2018	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)