Form 10-Q
period 2018-06-30
FIRST OF LONG ISLAND CORP
filed 2018-08-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 31, 2018
Common stock, $.10 par value per share	25,420,870

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2018	2017

Assets:
Cash and cash equivalents	$67,186	$69,672

Investment securities:
Held-to-maturity, at amortized cost (fair value of $5,653 and $7,749)	5,575	7,636
Available-for-sale, at fair value	801,859	720,128
	807,434	727,764
Loans:
Commercial and industrial	103,490	109,623
Secured by real estate:
Commercial mortgages	1,273,470	1,193,007
Residential mortgages	1,792,213	1,558,564
Home equity lines	78,746	83,625
Consumer and other	6,690	5,533
	3,254,609	2,950,352
Allowance for loan losses	(35,832)	(33,784)
	3,218,777	2,916,568

Restricted stock, at cost	36,659	37,314
Bank premises and equipment, net	40,099	39,648
Bank-owned life insurance	79,828	59,665
Pension plan assets, net	19,311	19,152
Deferred income tax benefit	5,723	—
Other assets	17,458	24,925
	$4,292,475	$3,894,708
Liabilities:
Deposits:
Checking	$922,006	$896,129
Savings, NOW and money market	1,761,726	1,602,460
Time, $100,000 and over	302,966	203,890
Time, other	247,200	119,518
	3,233,898	2,821,997

Short-term borrowings	255,907	281,141
Long-term debt	414,527	423,797
Accrued expenses and other liabilities	13,904	10,942
Deferred income taxes payable	—	2,381
	3,918,236	3,540,258
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 25,353,336 and 24,668,390 shares	2,535	2,467
Surplus	143,620	127,122
Retained earnings	238,447	224,315
	384,602	353,904
Accumulated other comprehensive income (loss), net of tax	(10,363)	546
	374,239	354,450
	$4,292,475	$3,894,708

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Interest and dividend income:
Loans	$55,170	$46,637	$28,506	$23,718
Investment securities:
Taxable	5,210	4,077	3,001	1,875
Nontaxable	6,870	6,754	3,439	3,377
	67,250	57,468	34,946	28,970
Interest expense:
Savings, NOW and money market deposits	5,698	3,065	3,158	1,574
Time deposits	4,577	2,549	2,869	1,361
Short-term borrowings	1,656	729	873	340
Long-term debt	4,278	3,672	2,161	1,902
	16,209	10,015	9,061	5,177
Net interest income	51,041	47,453	25,885	23,793
Provision for loan losses	2,315	2,081	803	1,293
Net interest income after provision for loan losses	48,726	45,372	25,082	22,500

Noninterest income:
Investment Management Division income	1,157	1,050	576	528
Service charges on deposit accounts	1,287	1,394	587	691
Net gains on sales of securities	—	58	—	1
Other	3,527	2,633	1,516	1,462
	5,971	5,135	2,679	2,682
Noninterest expense:
Salaries	14,299	12,469	7,252	6,241
Employee benefits and other personnel expense	4,415	3,650	2,245	1,812
Occupancy and equipment	5,878	5,021	3,065	2,500
Other	5,983	5,675	3,145	2,915
	30,575	26,815	15,707	13,468
Income before income taxes	24,122	23,692	12,054	11,714

Income tax expense	2,696	5,478	1,739	2,581
Net income	$21,426	$18,214	$10,315	$9,133

Earnings per share:
Basic	$.85	$.76	$.41	$.38
Diluted	.84	.75	.40	.37

Cash dividends declared per share	.30	.28	.15	.14

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$21,426	$18,214	$10,315	$9,133
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(14,828)	5,351	(3,094)	4,280
Change in funded status of pension plan	—	9	—	4
Change in net unrealized loss on derivative instrument	(406)	—	(406)	—
Other comprehensive income (loss) before income taxes	(15,234)	5,360	(3,500)	4,284
Income tax expense (benefit)	(4,602)	2,250	(1,054)	1,798
Other comprehensive income (loss)	(10,632)	3,110	(2,446)	2,486
Comprehensive income	$10,794	$21,324	$7,869	$11,619

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2018
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	24,668,390	$2,467	$127,122	$224,315	$546	$354,450
Net income				21,426		21,426
Other comprehensive loss					(10,632)	(10,632)
Reclassification of stranded
tax effects upon the adoption
of ASU 2018-02				277	(277)	—
Shares withheld upon the vesting
and conversion of RSUs	(25,735)	(3)	(730)			(733)
Common stock issued under
stock compensation plans	118,900	12	172			184
Common stock issued under
dividend reinvestment and
stock purchase plan	591,781	59	15,795			15,854
Stock-based compensation			1,261			1,261
Cash dividends declared				(7,571)		(7,571)
Balance, June 30, 2018	25,353,336	$2,535	$143,620	$238,447	$(10,363)	$374,239

	Six Months Ended June 30, 2017
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2017	23,699,107	$2,370	$101,738	$203,326	$(1,604)	$305,830
Net income				18,214		18,214
Other comprehensive income					3,110	3,110
Shares withheld upon the vesting
and conversion of RSUs	(19,339)	(2)	(525)			(527)
Common stock issued under
stock compensation plans	126,878	13	618			631
Common stock issued under
dividend reinvestment and
stock purchase plan	322,620	32	8,407			8,439
Stock-based compensation			1,331			1,331
Cash dividends declared				(6,753)		(6,753)
Balance, June 30, 2017	24,129,266	$2,413	$111,569	$214,787	$1,506	$330,275

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$21,426	$18,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,315	2,081
Credit for deferred income taxes	(3,502)	(348)
Depreciation and amortization	2,003	1,713
Premium amortization on investment securities, net	965	1,608
Net gains on sales of securities	—	(58)
Stock-based compensation expense	1,261	1,331
Common stock issued in lieu of cash for director fees	31	27
Accretion of cash surrender value on bank-owned life insurance	(1,025)	(745)
Net pension credit	(159)	(59)
Decrease (increase) in other assets	3,204	(676)
Increase (decrease) in accrued expenses and other liabilities	2,444	(501)
Net cash provided by operating activities	28,963	22,587
Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	—	355
Available-for-sale	—	40,011
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	3,187	3,762
Available-for-sale	39,574	58,931
Purchases of investment securities:
Held-to-maturity	(1,098)	(1,883)
Available-for-sale	(137,126)	(19,462)
Net increase in loans	(304,524)	(228,637)
Proceeds from sale of other real estate owned	5,125	—
Net decrease in restricted stock	655	1,233
Purchases of premises and equipment, net	(2,454)	(3,006)
Purchases of bank-owned life insurance	(20,000)	(25,000)
Net cash used in investing activities	(416,661)	(173,696)
Cash Flows From Financing Activities:
Net increase in deposits	411,901	206,891
Net decrease in short-term borrowings	(25,234)	(70,995)
Proceeds from long-term debt	39,680	42,050
Repayment of long-term debt	(48,950)	(8,900)
Proceeds from issuance of common stock, net	15,854	8,439
Proceeds from exercise of stock options	153	604
Shares withheld upon the vesting and conversion of RSUs	(733)	(527)
Cash dividends paid	(7,459)	(6,672)
Net cash provided by financing activities	385,212	170,890
Net increase (decrease) in cash and cash equivalents	(2,486)	19,781
Cash and cash equivalents, beginning of year	69,672	36,929
Cash and cash equivalents, end of period	$67,186	$56,710
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$15,720	$10,008
Income taxes	365	5,933
Noncash investing and financing activities:
Cash dividends payable	3,910	3,449

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

The consolidated financial information included herein as of and for the periods ended June 30, 2018 and 2017 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2017 consolidated balance sheet was derived from the Corporation's December 31, 2017 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$21,426	$18,214	$10,315	$9,133
Income allocated to participating securities (1)	60	68	23	34
Income allocated to common stockholders	$21,366	$18,146	$10,292	$9,099

Weighted average:
Common shares	25,149,364	23,975,687	25,334,155	24,091,447
Dilutive stock options and restricted stock units (1)	188,918	257,063	173,661	249,901
	25,338,282	24,232,750	25,507,816	24,341,348
Earnings per share:
Basic	$.85	$.76	$.41	$.38
Diluted	.84	.75	.40	.37

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

3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. Other comprehensive income (loss) for the Corporation consists of unrealized holding gains or losses on available-for-sale securities and derivative instruments and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated other comprehensive income (loss) is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Change in net unrealized holding gains (losses) on
available-for-sale securities:
Change arising during the period	$(14,828)	$5,408	$(3,094)	$4,280
Reclassification adjustment for gains included in net income (1)	—	(57)	—	—
	(14,828)	5,351	(3,094)	4,280
Tax effect	(4,480)	2,246	(932)	1,796
	(10,348)	3,105	(2,162)	2,484
Change in funded status of pension plan:
Amortization of net actuarial loss included in net income (2)	—	9	—	4
Tax effect	—	4	—	2
	—	5	—	2
Change in net unrealized loss on derivative instrument:
Change arising during the period	(496)	—	(496)	—
Reclassification adjustment for net interest expense
included in net income (3)	90		90
	(406)	—	(406)	—
Tax effect	(122)	—	(122)	—
	(284)	—	(284)	—

Other comprehensive income (loss)	$(10,632)	$3,110	$(2,446)	$2,486

(1) Represents net realized gains arising from the sale of available-for-sale securities. The net realized gains are included in the consolidated statements of income in the line item, “Net gains on sales of securities.” See “Note 4 – Investment Securities” for the income tax expense related to the net realized gains, which is included in the consolidated statements of income in the line item, “Income tax expense.”

(2) Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost (see “Note 7 – Defined Benefit Pension Plan”).

(3) Represents the net interest expense recorded on a derivative transaction and included in the consolidated statements of income in the line item “Interest expense – short-term borrowings.”

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current Period Change due to
		Other	Adoption
	Balance	Comprehensive	of ASU	Balance
(in thousands)	12/31/17	Income (Loss)	2018-02 (1)	6/30/18
Unrealized holding gains (losses) on available-for-sale securities	$2,600	$(10,348)	$361	$(7,387)
Unrealized actuarial losses on pension plan	(2,054)	—	(638)	(2,692)
Unrealized loss on derivative instrument	—	(284)	—	(284)
Accumulated other comprehensive income (loss), net of tax	$546	$(10,632)	$(277)	$(10,363)

(1) The adoption of Accounting Standards Update (“ASU”) 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” in the first quarter of 2018 allowed the Corporation to reclassify certain stranded tax effects arising from the enactment of the Tax Cuts and Jobs Act (“Tax Act”) in December 2017 from accumulated other comprehensive income to retained earnings. See “Note 11 – Adoption of New Accounting Standards” for more information regarding the effects of adopting ASU 2018-02.

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-Maturity Securities:
State and municipals	$5,060	$55	$—	$5,115
Pass-through mortgage securities	295	17	—	312
Collateralized mortgage obligations	220	6	—	226
	$5,575	$78	$—	$5,653
Available-for-Sale Securities:
State and municipals	$461,047	$4,833	$(5,444)	$460,436
Pass-through mortgage securities	74,603	24	(2,767)	71,860
Collateralized mortgage obligations	276,781	—	(7,218)	269,563
	$812,431	$4,857	$(15,429)	$801,859

	December 31, 2017
Held-to-Maturity Securities:
State and municipals	$6,970	$78	$—	$7,048
Pass-through mortgage securities	311	21	—	332
Collateralized mortgage obligations	355	14	—	369
	$7,636	$113	$—	$7,749
Available-for-Sale Securities:
State and municipals	$453,158	$10,051	$(1,886)	$461,323
Pass-through mortgage securities	72,539	84	(1,232)	71,391
Collateralized mortgage obligations	190,175	15	(2,776)	187,414
	$715,872	$10,150	$(5,894)	$720,128

At June 30, 2018 and December 31, 2017, investment securities with a carrying value of $460,671,000 and $423,360,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2018 and December 31, 2017.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2018
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$153,335	$(2,896)	$26,941	$(2,548)	$180,276	$(5,444)
Pass-through mortgage securities	19,588	(513)	47,729	(2,254)	67,317	(2,767)
Collateralized mortgage obligations	211,754	(4,325)	57,754	(2,893)	269,508	(7,218)
Total temporarily impaired	$384,677	$(7,734)	$132,424	$(7,695)	$517,101	$(15,429)

	December 31, 2017
State and municipals	$54,732	$(574)	$28,723	$(1,312)	$83,455	$(1,886)
Pass-through mortgage securities	10,172	(81)	52,652	(1,151)	62,824	(1,232)
Collateralized mortgage obligations	130,267	(1,230)	54,751	(1,546)	185,018	(2,776)
Total temporarily impaired	$195,171	$(1,885)	$136,126	$(4,009)	$331,297	$(5,894)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Six Months Ended		Three Months Ended
(in thousands)	June 30,		June 30,
	2018	2017	2018	2017

Proceeds	$—	$40,011	$—	$—

Gross gains	$—	$366	$—	$—
Gross losses	—	(309)	—	—
Net gain	$—	$57	$—	$—

Income tax expense related to the net realized gains for the six months ended June 30, 2017 was $24,000.

Sales of Held-to-Maturity Securities. There were no sales of held-to-maturity securities during the six months ended June 30, 2018. During the second quarter of 2017, the Bank sold one municipal security that was classified as held-to-maturity. The sale was in response to a significant deterioration in the creditworthiness of the issuer.  The security sold had a carrying value of $354,000 at the time of sale and the Bank realized a gain upon sale of $1,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities at June 30, 2018 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Held-to-Maturity Securities:
Within one year	$2,988	$2,995
After 1 through 5 years	2,072	2,120
After 5 through 10 years	—	—
After 10 years	—	—
Mortgage-backed securities	515	538
	$5,575	$5,653
Available-for-Sale Securities:
Within one year	$42,866	$43,606
After 1 through 5 years	74,020	74,586
After 5 through 10 years	172,977	173,052
After 10 years	171,184	169,192
Mortgage-backed securities	351,384	341,423
	$812,431	$801,859

5 - LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	June 30, 2018
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$35	$103,455	$103,490	$—	$1,298	$1,298
Commercial mortgages:
Multifamily	—	744,623	744,623	—	7,048	7,048
Other	—	432,284	432,284	—	4,768	4,768
Owner-occupied	525	96,038	96,563	—	911	911
Residential mortgages:
Closed end	2,149	1,790,064	1,792,213	16	20,937	20,953
Revolving home equity	—	78,746	78,746	—	775	775
Consumer and other	342	6,348	6,690	—	79	79
	$3,051	$3,251,558	$3,254,609	$16	$35,816	$35,832

	December 31, 2017
Commercial and industrial	$48	$109,575	$109,623	$—	$1,441	$1,441
Commercial mortgages:
Multifamily	—	682,593	682,593	—	6,423	6,423
Other	—	414,783	414,783	—	4,734	4,734
Owner-occupied	531	95,100	95,631	—	1,076	1,076
Residential mortgages:
Closed end	1,368	1,557,196	1,558,564	18	19,329	19,347
Revolving home equity	—	83,625	83,625	—	689	689
Consumer and other	—	5,533	5,533	—	74	74
	$1,947	$2,948,405	$2,950,352	$18	$33,766	$33,784

The following tables present the activity in the allowance for loan losses for the periods indicated.

(in thousands)	Balance at 1/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/18
Commercial and industrial	$1,441	$304	$6	$155	$1,298
Commercial mortgages:
Multifamily	6,423	—	—	625	7,048
Other	4,734	—	—	34	4,768
Owner-occupied	1,076	—	—	(165)	911
Residential mortgages:
Closed end	19,347	20	100	1,526	20,953
Revolving home equity	689	49	—	135	775
Consumer and other	74	—	—	5	79
	$33,784	$373	$106	$2,315	$35,832

	Balance at 4/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/18
Commercial and industrial	$1,264	$230	$6	$258	$1,298
Commercial mortgages:
Multifamily	6,769	—	—	279	7,048
Other	4,780	—	—	(12)	4,768
Owner-occupied	918	—	—	(7)	911
Residential mortgages:
Closed end	20,666	—	99	188	20,953
Revolving home equity	682	—	—	93	775
Consumer and other	75	—	—	4	79
	$35,154	$230	$105	$803	$35,832

(in thousands)	Balance at 1/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/17
Commercial and industrial	$1,408	$6	$7	$135	$1,544
Commercial mortgages:
Multifamily	6,119	—	—	(198)	5,921
Other	4,296	—	—	378	4,674
Owner-occupied	959	—	—	726	1,685
Residential mortgages:
Closed end	15,740	—	2	1,293	17,035
Revolving home equity	1,401	—	—	(198)	1,203
Consumer and other	134	6	1	(55)	74
	$30,057	$12	$10	$2,081	$32,136

	Balance at 4/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/17
Commercial and industrial	$1,527	$—	$4	$13	$1,544
Commercial mortgages:
Multifamily	5,806	—	—	115	5,921
Other	4,303	—	—	371	4,674
Owner-occupied	998	—	—	687	1,685
Residential mortgages:
Closed end	16,758	—	1	276	17,035
Revolving home equity	1,339	—	—	(136)	1,203
Consumer and other	112	6	1	(33)	74
	$30,843	$6	$6	$1,293	$32,136

For individually impaired loans, the following tables set forth by class of loans at June 30, 2018 and December 31, 2017 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six and three months ended June 30, 2018 and 2017. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Six Months Ended		Three Months Ended
	June 30, 2018			June 30, 2018		June 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$35	$35	$—	$68	$2	$37	$1
Commercial mortgages - owner-occupied	525	608	—	539	12	526	6
Residential mortgages - closed end	1,887	1,894	—	1,929	3	1,894	2
Consumer and other	342	342	—	231	6	344	5
With an allowance recorded:
Residential mortgages - closed end	262	262	16	276	6	264	3
Total:
Commercial and industrial	35	35	—	68	2	37	1
Commercial mortgages - owner-occupied	525	608	—	539	12	526	6
Residential mortgages - closed end	2,149	2,156	16	2,205	9	2,158	5
Consumer and other	342	342	—	231	6	344	5
	$3,051	$3,141	$16	$3,043	$29	$3,065	$17

				Six Months Ended		Three Months Ended
	December 31, 2017			June 30, 2017		June 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$48	$48	$—	$81	$2	$63	$—
Commercial mortgages - owner-occupied	531	615	—	549	11	547	7
Residential mortgages - closed end	1,095	1,102	—	266	—	261	—
With an allowance recorded:
Commercial and industrial	—	—	—	99	—	99	—
Commercial mortgages - owner-occupied	—	—	—	7,130	—	7,107	—
Residential mortgages:
Closed end	273	272	18	387	9	383	—
Revolving home equity	—	—	—	1,480	—	1,475	—
Total:
Commercial and industrial	48	48	—	180	2	162	—
Commercial mortgages - owner-occupied	531	615	—	7,679	11	7,654	7
Residential mortgages:
Closed end	1,368	1,374	18	653	9	644	—
Revolving home equity	—	—	—	1,480	—	1,475	—
	$1,947	$2,037	$18	$9,992	$22	$9,935	$7

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	June 30, 2018
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
Commercial and industrial	$—	$178	$—	$—	$178	$103,312	$103,490
Commercial mortgages:
Multifamily	—	—	—	—	—	744,623	744,623
Other	—	—	—	—	—	432,284	432,284
Owner-occupied	—	—	—	—	—	96,563	96,563
Residential mortgages:
Closed end	1,575	—	—	1,797	3,372	1,788,841	1,792,213
Revolving home equity	110	252	—	—	362	78,384	78,746
Consumer and other	6	—	—	—	6	6,684	6,690
	$1,691	$430	$—	$1,797	$3,918	$3,250,691	$3,254,609

	December 31, 2017
Commercial and industrial	$20	$—	$—	$—	$20	$109,603	$109,623
Commercial mortgages:
Multifamily	—	—	—	—	—	682,593	682,593
Other	—	—	—	—	—	414,783	414,783
Owner-occupied	—	—	—	—	—	95,631	95,631
Residential mortgages:
Closed end	2,186	21	—	1,000	3,207	1,555,357	1,558,564
Revolving home equity	522	—	—	—	522	83,103	83,625
Consumer and other	7	—	—	—	7	5,526	5,533
	$2,735	$21	$—	$1,000	$3,756	$2,946,596	$2,950,352

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at June 30, 2018 or December 31, 2017. In 2017, the Bank took a deed-in-lieu of foreclosure for one commercial real estate property. The property was recorded as other real estate owned at December 31, 2017 and had a carrying value of $5,125,000, which was net of a valuation allowance of $725,000. Other real estate owned at December 31, 2017 consisted solely of this property and was included in the consolidated balance sheet under “Other assets.” The Bank sold the property for its carrying value in the first quarter of 2018.

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

During the six months ended June 30, 2018, the Bank modified two consumer loans to a single borrower into one loan in a troubled debt restructuring amounting to $350,000. The term of the restructured loan was extended for 12-months and the post-modification interest rate was lower than the current market rate for new debt with similar risk. The Bank did not modify any loans in troubled debt restructurings during the first six months of 2017.

At June 30, 2018 and December 31, 2017, the Bank had an allowance for loan losses of $16,000 and $18,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the six months ended June 30, 2018 and 2017 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Risk ratings on commercial and industrial loans and commercial mortgages are initially assigned during the underwriting process and affirmed as part of the approval process. The ratings are periodically reviewed and evaluated based on borrower contact, credit department review or independent loan review.

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

Internally Assigned Risk Rating
1	Credit score is equal to or greater than 680.
2	Credit score is 635 to 679.
3	Credit score is below 635 or, regardless of credit score, the loan has been classified, criticized or placed on watch by management.

The following tables present the recorded investment in commercial and industrial loans and commercial mortgage loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	June 30, 2018
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$102,243	$450	$762	$35	$—	$103,490
Commercial mortgages:
Multifamily	735,274	2,326	7,023	—	—	744,623
Other	407,726	—	24,558	—	—	432,284
Owner-occupied	93,700	—	2,338	525	—	96,563
	$1,338,943	$2,776	$34,681	$560	$—	$1,376,960

	December 31, 2017
Commercial and industrial	$108,846	$450	$279	$48	$—	$109,623
Commercial mortgages:
Multifamily	673,128	2,354	7,111	—	—	682,593
Other	404,379	7,567	2,837	—	—	414,783
Owner-occupied	93,618	—	1,482	531	—	95,631
	$1,279,971	$10,371	$11,709	$579	$—	$1,302,630

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated by management as Watch, Special Mention, Substandard or Doubtful.

	June 30, 2018
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,789,214	$850	$—	$2,149	$—	$1,792,213
Revolving home equity	77,760	—	986	—	—	78,746
Consumer and other	6,135	—	—	342	—	6,477
	$1,873,109	$850	$986	$2,491	$—	$1,877,436

	December 31, 2017
Residential mortgages:
Closed end	$1,554,168	$2,200	$828	$1,368	$—	$1,558,564
Revolving home equity	82,665	256	704	—	—	83,625
Consumer and other	5,236	—	—	—	—	5,236
	$1,642,069	$2,456	$1,532	$1,368	$—	$1,647,425

Deposit account overdrafts were $213,000 and $297,000 at June 30, 2018 and December 31, 2017, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

6 - STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, RSUs, or any combination thereof, any of which may be subject to performance-based vesting conditions. Awards may also be granted to employees as incentive stock options (“ISOs”). The exercise price of stock options and SARs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option or SAR is granted. The 2014 Plan is administered by the Compensation Committee of the Board of Directors. Almost all of the awards granted to date under the 2014 Plan are RSUs. All awards granted under the 2014 Plan will immediately vest upon an involuntary termination following a change in control, total and permanent disability, as defined, or death, and with certain exceptions, will immediately vest in the event of retirement, as defined.

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued upon the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or upon the conversion of RSUs. At June 30, 2018,  1,861,990 equity awards remain available to be granted under the 2014 Plan of which 403,403 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at June 30, 2018 by the year they were originally granted.

		Granted During the Year Ended December 31,
	Total	2018	2017	2016	2015
Number of RSUs:
Granted during the year	385,159	70,688	94,329	107,274	112,868
Outstanding at June 30, 2018	222,939	65,514	76,033	75,911	5,481

RSUs scheduled to vest during:
2018	88,203	14,357	—	68,365	5,481
2019	91,582	21,179	62,857	7,546	—
2020	18,707	8,781	9,926	—	—
2021	24,447	21,197	3,250	—	—
	222,939	65,514	76,033	75,911	5,481

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

The following table presents a summary of RSUs outstanding at June 30, 2018 and changes during the six month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2018	274,134	$19.64
Granted	70,688	27.10
Converted	(102,241)	15.53
Forfeited	(19,642)	23.35
Outstanding at June 30, 2018	222,939	$23.56	1.15	$5,540
Vested and Convertible at June 30, 2018	—	$—	—	$—

The performance-based RSUs granted in 2018 and 2017 have a maximum payout potential of 1.50 and 1.25 shares of the Corporation’s common stock, respectively, for each RSU awarded. All other RSUs outstanding at June 30, 2018 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded. All of the RSUs outstanding at June 30, 2018 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first six months of 2018 and 2017 was $2,911,000 and $1,779,000, respectively.

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

Stock Option Activity. The following table presents a summary of options outstanding at June 30, 2018, and changes during the six month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2018	159,807	$11.35
Exercised	(15,518)	9.85
Forfeited or expired	—	—
Outstanding at June 30, 2018	144,289	$11.51	1.37	$1,925
Exercisable at June 30, 2018	143,989	$11.50	1.36	$1,922

All options outstanding at June 30, 2018 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first six months of 2018 and 2017 was $278,000 and $1,062,000, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,261,000 and $1,331,000 and recorded related income tax benefits of $380,000 and $559,000 for the six months ended June 30, 2018 and 2017, respectively.

Unrecognized Compensation Cost. As of June 30, 2018, there was $1,604,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $2,000 for stock options and $1,602,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.2 years, which is based on weighted-average periods of 1.9 years and 1.2 years for stock options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from stock option exercises for the six months ended June 30, 2018 and 2017 was $153,000 and $604,000, respectively. Tax benefits from stock option exercises for the six months ended June 30, 2018 and 2017 were $84,000 and $445,000, respectively.

Other. No cash was used to settle stock options during the first six months of 2018 or 2017. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During the six months ended June 30, 2018 and 2017, 1,141 and 976 shares, respectively, of the Corporation’s common stock were issued to a member of the Board of Directors in payment of director fees.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension credit.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Service cost	$685	$607	$343	$303
Interest cost	794	795	397	397
Expected return on plan assets	(1,638)	(1,470)	(819)	(734)
Amortization of net actuarial loss	—	9	—	4
Net pension credit	$(159)	$(59)	$(79)	$(30)

As a result of the adoption of ASU 2017-07, for all periods presented, the components of net pension credit other than the service cost component were included in the line item “Other noninterest income” in the consolidated statements of income. The service cost component was included in the line item “Salaries” in the consolidated statements of income. See “Note 11 – Adoption of New Accounting Standards” for more information regarding the provisions of ASU 2017-07.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2018 or 2017.

The fair values of the Corporation’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 are set forth in the tables that follow. These values are determined using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2018:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$460,436	$—	$460,436	$—
Pass-through mortgage securities	71,860	—	71,860	—
Collateralized mortgage obligations	269,563	—	269,563	—
	$801,859	$—	$801,859	$—
Financial Liabilities:
Derivative - interest rate swap	$406	$—	$406	$—

December 31, 2017:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$461,323	$—	$461,323	$—
Pass-through mortgage securities	71,391	—	71,391	—
Collateralized mortgage obligations	187,414	—	187,414	—
	$720,128	$—	$720,128	$—

Assets measured at fair value on a nonrecurring basis at December 31, 2017, are set forth in the table that follows. There were no assets measured at fair value on a nonrecurring basis at June 30, 2018. Real estate appraisals utilized in measuring the fair value of impaired loans, if any, may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment when appropriate. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2017:
Other real estate owned	$5,125	$—	$—	$5,125

The Corporation had no impaired loans recorded at fair value at June 30, 2018 or December 31, 2017. During the six months ended June 30, 2017, the Corporation recorded a provision for loan losses of $868,000 for impaired loans measured at fair value.

The other real estate owned in the preceding table is one commercial real estate property acquired by deed-in-lieu of foreclosure. A valuation allowance of $725,000 was recorded and included in other noninterest expense in the consolidated statements of income for the year ended December 31, 2017. The Bank sold the property for its carrying value in the first quarter of 2018.

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

	Level of	June 30, 2018		December 31, 2017
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$67,186	$67,186	$69,672	$69,672
Held-to-maturity securities	Level 2	3,754	3,832	5,030	5,143
Held-to-maturity securities	Level 3	1,821	1,821	2,606	2,606
Loans	Level 3	3,218,777	3,051,079	2,916,568	2,855,812
Restricted stock	Level 1	36,659	36,659	37,314	37,314

Financial Liabilities:
Checking deposits	Level 1	922,006	922,006	896,129	896,129
Savings, NOW and money market deposits	Level 1	1,761,726	1,761,726	1,602,460	1,602,460
Time deposits	Level 2	550,166	545,894	323,408	323,108
Short-term borrowings	Level 1	255,907	255,907	281,141	281,141
Long-term debt	Level 2	414,527	405,511	423,797	418,465

The Corporation adopted ASU 2016-01 on January 1, 2018 and applied the provisions of the standard prospectively to the fair value amounts in the table above.

9 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As described in “Note 11 – Adoption of New Accounting Standards,” the Bank adopted ASU 2014-09 “Revenue from Contracts with Customers” and all subsequent amendments on January 1, 2018. The majority of the Bank's income streams are outside of the scope of ASU 2014-09, such as interest and dividend income on loans and securities. Income streams that are within the scope of ASU 2014-09 are recorded in the noninterest income section of the consolidated statements of income and include the following types of fees earned from the Bank's contracts with customers.

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

Deposit Account Revenues. Fees are earned and collected on a monthly basis for account maintenance and activity-based service charges on deposit accounts. The services are performed for customers over time, requiring a time-based measure of progress. Customers may be required to maintain minimum balances and average balances. Additional fees may also be earned for overdrafts, replacement of debit cards, bill payment, lockbox services and ACH services, among others, and are earned and collected as transactions take place. All deposit account fees are accrued to income as earned, either monthly or at  the point of sale, and included in the consolidated statements of income in the line item "Service charges on deposit accounts."

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $985,000 and $928,000 for the six months ended June 30, 2018 and 2017, respectively. Other items included in “Other noninterest income,” such as bank-owned life insurance (“BOLI”) income, non-service components of net pension cost and real estate tax refunds are outside of the scope of ASU 2014-09.

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

10 – DERIVATIVES

As part of its asset liability management, the Corporation utilizes an interest rate swap agreement to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreement.

The Bank entered into an interest rate swap with a  notional amount totaling $150 million on May 22, 2018, which was designated as a  cash flow hedge of certain Federal Home Loan Bank (“FHLB”) advances included in short-term borrowings on the consolidated balance sheet. The swap  was determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swap is recorded in other liabilities, with changes in fair value net of related income taxes recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap.

The following table summarizes information about the interest rate swap designated as a  cash flow hedge at June 30, 2018.

Notional amount	$150 million
Weighted average fixed pay rate	2.90%
Weighted average 3-month LIBOR receive rate	2.33%
Weighted average maturity	2.94 Years

Interest expense recorded on the swap transaction totaled $90,000 for the six months ended June 30, 2018 and is included in the line item “Interest expense – short-term borrowings” in the consolidated statements of income. Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest income/expense as interest payments are received/made on the Bank’s variable-rate assets/liabilities. During the six months ended June 30, 2018, the Corporation had $90,000 of reclassifications to interest expense. During the next twelve months, the Corporation estimates that $480,000 will be reclassified as an increase to interest expense.

The following table presents the net losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the cash flow derivative instrument for the six months ended June 30, 2018.

Amount of Loss
	Amount of loss	Amount of Loss	Recognized in Other
	Recognized in OCI	Reclassified from OCI	Noninterest Income
(in thousands)	(Effective Portion)	to Interest Expense	(Ineffective Portion)
Interest rate contract	$496	$90	$-

The following table reflects the amounts relating to the cash flow hedge included in the consolidated balance sheet at June 30, 2018.

	Notional	Fair Value
(in thousands)	Amount	Asset	Liability
Included in other assets or other liabilities		$-	$406
Interest rate swap related to FHLB advances	$150,000

Credit Risk Related Contingent Features. The Bank’s agreement with its derivative counterparty  sets forth minimum collateral posting thresholds. If the termination value of the derivative is a net asset position, the counterparty is required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the derivative is a net liability position, the Bank is required to post collateral to the counterparty. At June 30, 2018, the Bank posted collateral of $509,000 to its counterparty under the agreement which is in a net liability position. If the Bank had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreement at the termination value.

11 – ADOPTION OF NEW ACCOUNTING STANDARDS

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The amendments in ASU 2016-01 are intended to improve the recognition, measurement, presentation and disclosure of financial assets and liabilities to provide users of financial statements with information that is more useful for decision-making purposes. For public entities such as the Corporation, the amendments in ASU 2016-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-01 on January 1, 2018 did not have an impact on the Corporation’s financial position or results of operations, but resulted in the prospective application of an exit price notion in the determination of the fair value of certain financial instruments as disclosed in “Note 8 – Fair Value of Financial Instruments.” Adoption of the ASU also resulted in the elimination of disclosures regarding the methods and assumptions used to estimate fair value. The Bank’s FHLB and Federal Reserve Bank (“FRB”) stock, included under the line item “Restricted stock, at cost” in the consolidated balance sheets, are specifically excluded from the scope of the ASU.

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

12 - IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list and should be read in conjunction with the disclosure of issued but not yet effective accounting standards in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Upon implementation of the ASU, the Corporation’s assets and liabilities will increase due to the recognition of lease assets and lease obligations. Management has allocated staffing resources and is in the process of implementing the ASU utilizing third-party software. In addition, management is evaluating the impact that other aspects of ASU 2016-02 will have on the Corporation’s financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value, including loans, debt securities and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the Chief Financial Officer and Chief Risk Officer. A broader group of Bank staff has been identified to assist in implementing the ASU including representatives of the Bank’s loan operations, credit administration, lending, investments and technology functions. The committee has selected and engaged a third-party software provider, developed an implementation timeline, accumulated the historical data needed to implement the ASU and is evaluating the accuracy and completeness of the Bank’s historical data included in the new allowance model. In addition, the committee continues to analyze the ASU to understand the impact that it will have on the Corporation’s financial position, results of operations and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. Although the Bank’s primary service area is currently Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens and Brooklyn, it does have two commercial banking branches in Manhattan. Expansion of the Bank’s branch distribution system, particularly in the New York City boroughs of Queens and Brooklyn, is an ongoing initiative.

Overview

Net income and earnings per share for the first six months of 2018 were $21.4 million and $.84, respectively, representing increases over the same period last year of 17.6% and 12.0%, respectively. Dividends per share increased 7.1%, from $.28 for the first six months of 2017 to $.30 for the current six-month period. Returns on average assets (ROA) and average equity (ROE) for the first six months of 2018 were 1.05% and 11.77%, respectively, versus 1.01% and 11.44%, respectively, for the same period last year. Book value per share increased from $14.37 at year-end 2017 to $14.76 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remains excellent.

Analysis of Earnings – Six Month Periods.  Net income for the first six months of 2018 was $21.4 million, an increase of $3.2 million, or 17.6%, over the same period last year. The increase is attributable to increases in net interest income of $3.6 million, or 7.6%, and noninterest income of $836,000, or 16.3%, and a decrease in income tax expense of $2.8 million. These items were partially offset by increases in noninterest expense of $3.8 million, or 14.0%, and the provision for loan losses of $234,000.

The increase in net interest income is  primarily attributable to growth in the average balance of loans of $453.4 million, or 17.0%.  Loans grew primarily with increases in residential and commercial mortgage loans. The average balance of securities remained essentially unchanged. The first quarter 2018 purchase of $106 million GNMA mortgage-backed securities to replenish on-balance sheet liquidity was offset by portfolio runoff and a decline in the market value of available-for-sale securities. The purchase was funded almost entirely by brokered certificates of deposit.

Growth in the average balance of loans was funded by increases in the average balances of noninterest-bearing checking deposits, interest-bearing deposits, borrowings and stockholders’ equity. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative, deposit promotions with particular emphasis on time deposits and the aforementioned issuance of brokered certificates of deposit. Substantial contributors to the growth in stockholders’ equity were net income and the ongoing issuance of shares under the Corporation’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”), partially offset by cash dividends declared.  During the first six months of 2018, the sale of shares under the DRIP contributed $15.9 million to capital.

Net interest margin for the first six months of 2018 was 2.66%, down 25 basis points from 2.91% for the same period in 2017. The decrease in net interest margin is largely attributable to: (1) yield curve flattening resulting from a significant increase in the federal funds target rate with lesser increases in intermediate and longer-term interest rates; (2) timing difference between the repricing of interest-earning assets and interest-bearing liabilities in a rising rate environment; (3) competitive pressure to raise deposit rates to fund growth; (4) a reduction in prepayment penalties and late charges; and (5) a reduction in the statutory federal income tax rate from 35% for the first six months of 2017 to 21% for the current six-month period. When comparing the first six months of this year to the same period last year, these factors largely account for the significant increases experienced by the Bank in the cost of its non-maturity deposits and short-term borrowings of 26 basis points and 96 basis points, respectively, with a more modest increase occurring in its loan portfolio yield of four basis points and a decrease in the securities portfolio yield of 16 basis points.

The $234,000 increase in the provision for loan losses for the first six months of 2018 versus the same period last year is largely due to more loan growth and chargeoffs in the current six-month period and a larger decrease in the allowance for loan losses in the 2017 period from improved economic conditions. Loans grew $304 million in the first six months of this year versus $229 million in the same period last year. The impact of these items was partially offset by a larger increase in specific reserves in the 2017 period and a larger reduction in the provision for loan losses in the 2018 period versus the same period last year due to a decrease in historical loss rates.

The $836,000 increase in noninterest income is primarily attributable to increases in income from BOLI, and a larger net credit relating to the non-service components of the Bank’s defined benefit pension plan. These increases were partially offset by refunds related to sales tax and telecommunications charges and the elimination of accrued circuit termination charges in the 2017 period.

The $3.8 million increase in noninterest expense is primarily attributable to increases in salaries, employee benefits and other personnel expense, occupancy and equipment expense, marketing expense and other real estate owned expense.

The $2.8 million decrease in income tax expense is mainly due to a reduction in the statutory federal income tax rate from 35% last year to 21% effective January 1, 2018 pursuant to the Tax Act, the recognition in the current six-month period of the tax benefits of New York State and New York City net operating loss carryforwards that originated in 2017 and higher tax benefits in the current six-month period from BOLI.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased from 1.15% at year-end 2017 to 1.12% at March 31, 2018 and then to 1.10% at June 30, 2018. The decrease is primarily due to adjustments to certain qualitative factors to reflect improved economic conditions and reductions in historical loss rates and growth rates on certain pools of loans. The provision for loan losses was $2.3 million and $2.1 million in the first six months of 2018 and 2017, respectively. The amount of the provision in each period was driven mainly by loan growth offset by improved economic conditions.  The provision was further impacted by reductions in historical loss rates and growth rate trends on several pools of loans in the first six months of 2018 and an increase in specific reserves on loans individually deemed to be impaired in the 2017 period.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $1.8 million, or .06% of total loans outstanding at June 30, 2018, compared to $1.0 million, or .03%, at December 31, 2017. The increase is primarily attributable to one impaired loan transferred to nonaccrual status during the second quarter. Troubled debt restructurings amounted to $1.3 million, or .04% of total loans outstanding, at June 30, 2018. Of the troubled debt restructurings, $1.25 million are performing in accordance with their modified terms and $91,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $2.1 million, or .07% of total loans outstanding, at June 30, 2018, compared to $2.8 million, or .09%, at December 31, 2017.

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

Key Strategic Initiatives and Challenges We Face.  The Bank’s strategy remains focused on increasing shareholder value through loan and deposit growth and the maintenance of stellar credit quality and a strong efficiency ratio. We will continue to open small branches but at a slower pace.

In response to the flattening yield curve, management is making the tactical changes discussed hereinafter in an attempt to stabilize and improve net interest margin and reduce operating expenses and thereby enable continued earnings growth. However, net interest margin and earnings are expected to be negatively impacted by several more increases in the federal funds rate that are anticipated this year. Management will continue to be measured and disciplined in its approach to the extension of credit and will not meaningfully loosen its underwriting standards in an attempt to improve net interest margin.

With respect to its lending activities, the Bank will continue to prudently manage concentration and credit risk and maintain its broker and correspondent relationships. Commercial mortgage loans will be emphasized over residential mortgage loans. Small business credit scored loans, equipment finance loans and Small Business Administration (SBA) loans, along with the Bank’s traditional commercial and industrial loan products, will be originated to diversify the Bank’s loan portfolio and help mitigate the impact on net interest margin of the flattening yield curve.

The Bank’s branch distribution system currently consists of 52 branches in Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens, Brooklyn and Manhattan. The Bank expects to open one or two more branches over the next 12 months and continues to consider sites for further expansion. In addition, management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

In May of this year, the Economic Growth, Regulatory Relief and Consumer Protection Act was signed into law. Management is currently evaluating the impact of the Act but does not believe it to be significant to the Bank’s business or operations.

In the current environment, banking regulators are concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels, liquidity, cyber security and predatory sales practices. Regulatory requirements, the cost of compliance and vigilant supervisory oversight are exerting downward pressure on revenues and upward pressure on required capital levels and operating expenses.

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

	Six Months Ended June 30,
	2018			2017
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$30,322	$255	1.70%	$24,230	$112.93%
Investment securities:
Taxable	340,633	4,955	2.91	353,489	3,965	2.24
Nontaxable (1)	466,366	8,696	3.73	458,100	10,391	4.54
Loans (1)	3,127,670	55,173	3.53	2,674,256	46,644	3.49
Total interest-earning assets	3,964,991	69,079	3.48	3,510,075	61,112	3.48
Allowance for loan losses	(35,138)			(31,082)
Net interest-earning assets	3,929,853			3,478,993
Cash and due from banks	36,685			31,516
Premises and equipment, net	40,145			34,949
Other assets	118,561			84,306
	$4,125,244			$3,629,764
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,757,700	5,698.65		$1,603,179	3,065.39
Time deposits	444,599	4,577	2.08	294,516	2,549	1.75
Total interest-bearing deposits	2,202,299	10,275.94		1,897,695	5,614.60
Short-term borrowings	179,291	1,656	1.86	164,125	729.90
Long-term debt	431,985	4,278	2.00	391,278	3,672	1.89
Total interest-bearing liabilities	2,813,575	16,209	1.16	2,453,098	10,015.82
Checking deposits	935,753			847,550
Other liabilities	8,954			8,142
	3,758,282			3,308,790
Stockholders' equity	366,962			320,974
	$4,125,244			$3,629,764

Net interest income (1)		$52,870			$51,097
Net interest spread (1)			2.32%			2.66%
Net interest margin (1)			2.66%			2.91%

(1)

Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.27 and $1.54 for the six months ended June 30, 2018 and 2017, respectively, using statutory federal income tax rates of 21% and 35%, respectively.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to a combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Six Months Ended June 30,
	2018 Versus 2017
	Increase (decrease) due to changes in:

(in thousands)	Volume	Rate	Net
Interest Income:
Interest-earning bank balances	$33	$110	$143
Investment securities:
Taxable	(149)	1,139	990
Nontaxable	184	(1,879)	(1,695)
Loans	7,968	561	8,529
Total interest income	8,036	(69)	7,967

Interest Expense:
Savings, NOW & money market deposits	320	2,313	2,633
Time deposits	1,478	550	2,028
Short-term borrowings	73	854	927
Long-term debt	396	210	606
Total interest expense	2,267	3,927	6,194
Increase (decrease) in net interest income	$5,769	$(3,996)	$1,773

Net Interest Income

Net interest income on a tax-equivalent basis for the first six months of 2018 was $52.9 million, an increase of $1.8 million, or 3.5%, over $51.1 million for the first half of 2017. The increase is primarily attributable to growth in the average balance of loans of $453.4 million, or 17.0%.  Loans grew with increases in residential and commercial mortgage loans. The average balance of securities remained essentially unchanged. The first quarter purchase of $106 million in GNMA mortgage-backed securities to replenish on-balance sheet liquidity was offset by portfolio runoff and a decline in the market value of available-for-sale securities. The purchase was funded almost entirely by brokered certificates of deposit.

In addition to runoff from the securities portfolio, the growth in the average balance of loans was funded by increases in the average balances of noninterest-bearing checking deposits of $88.2 million, or 10.4%, interest-bearing deposits of $304.6 million, or 16.1%, borrowings of $55.9 million, or 10.1%, and stockholders’ equity of $46.0 million, or 14.3%. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative, deposit promotions with particular emphasis on time deposits and the aforementioned issuance of brokered certificates of deposit. Substantial contributors to the growth in stockholders’ equity were net income and the ongoing issuance of shares under the DRIP, partially offset by cash dividends declared. During the first six months of 2018, the sale of shares under the DRIP contributed $15.9 million to capital.

Net interest margin for the first six months of 2018 was 2.66%, down 25 basis points from 2.91% for the same period last year. The decrease in net interest margin is largely attributable to: (1) yield curve flattening resulting from a significant increase in the federal funds target rate with lesser increases in intermediate and longer-term interest rates; (2) timing difference between the repricing of interest-earning assets and interest-bearing liabilities in a rising rate environment; (3) competitive pressure to raise deposit rates to fund growth; (4) a reduction in prepayment penalties and late charges from $887,000 for the first six months of 2017 to $672,000 for the current six-month period, thus reducing net interest margin by 2 basis points; and (5) a reduction in the statutory federal income tax rate from 35% for the first six months of 2017 to 21% for the current six-month period, thus reducing the tax-equivalent amount of each dollar of tax-exempt income and causing a 9 basis point decline in net interest margin.

Beginning in December 2015, there have been seven 25 basis point increases in the federal funds target rate for a total increase of 175 basis points. The flattening yield curve occurred as these rate increases were accompanied by lesser increases in intermediate and longer-term interest rates. Because the rates paid by the Bank on its non-maturity deposits and overnight borrowings are largely driven by and subject to immediate repricing with changes in the federal funds target rate, non-maturity deposit rates and overnight borrowing rates have moved up significantly. The cost of non-maturity deposits and short-term borrowings increased 26 basis points and 96 basis points, respectively, when comparing the first six months of this year to the same period last year. By contrast, although yields on five and ten year U.S. treasury securities have also increased, the increases have been more modest than the increase in the federal funds target rate. Since the Bank generally lends and invests at a spread to the yield on these securities, the yields available to the Bank on the purchase of securities and origination and repricing of loans have not improved nearly as much as the increases in non-maturity deposit and overnight borrowing rates. In addition, unlike non-maturity deposit and overnight borrowing rates, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market interest rates. Therefore, changes in market interest rates only impact securities and loan portfolio yields with the passage of time during which the instruments in these portfolios pay down, mature or reprice.  The portfolio yield for loans increased by just four basis points while the tax-equivalent portfolio yield for securities declined by 16 basis points when comparing the six-month periods.

In the current interest rate environment, management is making a variety of tactical changes designed to stabilize and improve net interest margin and reduce expenses. These changes include reducing overall balance sheet growth by, among other things, slowing the pace of new branch openings, offering fewer deposit rate promotions, being more selective in offering higher rates to new and existing customers and slowing loan growth. The mortgage loan pipeline at quarter-end was a modest $57 million, reflecting management’s decision to slow growth. In an attempt to improve overall loan portfolio yield, the mix of loan originations will be more heavily weighted towards commercial mortgages and commercial and industrial loans with less emphasis on residential mortgage loans. Additionally, the Bank recently entered into a pay-fixed interest rate swap with a notional amount of $150 million and a term of three years to hedge a like amount of short-term borrowings. The swap will provide a degree of margin protection in the event that short-term interest rates continue to rise. Employing these measures and assuming a continued flattening of the yield curve, net interest margin could decrease to approximately 2.45% in 2019 and then begin to increase in 2020. If the yield curve flattens less than anticipated or even steepens, net interest margin could be better than that currently anticipated for 2019. Slowing loan growth should reduce the provision for loan losses and slowing the pace of new branch openings should reduce the future growth in salaries and benefits, occupancy and marketing expenses.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income increased $836,000, or 16.3%, when comparing the first six months of 2018 to the same period last year. The increase is primarily attributable to an increase of $280,000 in cash value accretion on BOLI, a $565,000 BOLI death benefit and an increase of $178,000 in the net credit relating to the non-service cost components of the Bank’s defined benefit pension plan. These increases were partially offset by a $100,000 service charge refund in the current period and, in the 2017 period, refunds of $155,000 related to sales tax and telecommunications charges and the elimination of $77,000 in accrued circuit termination charges. Cash value accretion increased because of purchases of BOLI during the first quarters of 2017 and 2018 of $25 million and $20 million, respectively. These purchases contributed $22.7 million to the growth in average other assets for the first six months of 2018 compared to the same period last year. The non-service cost components of the Bank’s pension plan included in noninterest income are comprised of expected return on pension plan assets and interest cost on the benefit obligation. These items are included in noninterest income under ASU 2017-07 which was adopted by the Corporation on January 1, 2018. Income statement items for the first six months of 2017 were reclassified to conform to the current period presentation.

Securities gains of $58,000 in the first half of 2017 resulted almost entirely from a deleveraging transaction involving the sale of approximately $40.0 million of available-for-sale mortgage-backed securities and use of the resulting proceeds to pay down short-term borrowings. This deleveraging transaction  was undertaken to eliminate inefficient leverage and accrete Tier 1 leverage capital.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits and other personnel expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $3.8 million, or 14.0%, when comparing the first six months of 2018 to the same period last year. The increase is primarily attributable to increases in salaries of $1.8 million, or 14.7%, employee benefits and other personnel expense of $765,000, or 21.0%, occupancy and equipment expense of $857,000, or 17.1%, marketing expense of $140,000 and other real estate owned expense of $124,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, normal annual salary adjustments and special salary-related accruals. The increase in employee benefits and other personnel expense is largely due to increases in group health insurance expense of $227,000 resulting from increases in staff count and the rates being charged by insurance carriers, placement and agency fees of $135,000 relating to branch and back office staffing, payroll tax expense of $139,000 and incentive compensation expense of $107,000. The increase in occupancy and equipment expense is primarily due to the operating costs of new branches, increases in maintenance and repairs expense and a growth-related increase in depreciation on the Bank’s facilities and equipment. Other real estate owned expense of $124,000 in the 2018 period relates to one commercial property acquired by deed-in-lieu of foreclosure during the fourth quarter of 2017 and sold during the first quarter of 2018.

Income Taxes

Income tax expense decreased $2.8 million when comparing the first six months of 2018 to the same period last year, primarily due to a reduction in the statutory federal income tax rate from 35% last year to 21% effective January 1, 2018, the recognition in the current six-month period of the tax benefits of New York State and New York City net operating loss carryforwards that originated in 2017 of $542,000 and higher tax benefits in the 2018 period from BOLI.

The Corporation’s effective tax rate (income tax expense as a percentage of book income) was 7.9% in the first quarter of this year, 14.4% in the second quarter and 11.2% for the six-month period. This compares to 24.2% for the first quarter of last year, 22.0% for the second quarter and 23.1% for the six-month period. The lower effective tax rates in the 2018 periods resulted from the reduction in the statutory federal income tax rate, higher benefits from BOLI and, in the first quarter of this year, the recognition of NYS and NYC operating loss carryforwards. Management expects the Corporation’s effective tax rate in the remaining quarters of this year to be in the range of 14% to 16%.

Results of Operations – Second Quarter 2018 Versus Second Quarter 2017

Net income for the second quarter of 2018 was $10.3 million, representing an increase of $1.2 million, or 12.9%, over $9.1 million earned in the same quarter of last year. The increase is primarily attributable to growth in net interest income of $2.1 million and decreases in the provision for loan losses of $490,000 and income tax expense of $842,000. The positive impact on earnings of these items was partially offset by an increase in noninterest expense of $2.2 million. The increase in net interest income occurred for substantially the same reasons discussed above with respect to the six-month periods. The decrease in the provision for loan losses was primarily attributable to specific reserves on loans individually deemed to be impaired recorded in the 2017 period, partially offset by more loan growth and net chargeoffs in the 2018 period. Although pre-tax earnings increased in the current quarter as compared to the 2017 quarter, income tax expense was lower this quarter because of the decrease in the statutory federal income tax rate. The benefit of the lower federal income tax rate was partially offset by lower tax benefits in the 2018 quarter from the vesting and exercise of stock awards. The increase in noninterest expense includes higher salaries, benefits expense and occupancy and equipment expense largely due to the reasons discussed above with respect to the six-month periods.

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

	June 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans:
Troubled debt restructurings	$91	$100
Other	1,706	900
Total nonaccrual loans	1,797	1,000
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	5,125
Total nonperforming assets	1,797	6,125
Troubled debt restructurings - performing	1,254	947
Total risk elements	$3,051	$7,072

Nonaccrual loans as a percentage of total loans	.06%	.03%
Nonperforming assets as a percentage of total loans and other real estate owned	.06%	.21%
Risk elements as a percentage of total loans and other real estate owned	.09%	.24%

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

The allowance for loan losses increased $2.0 million during the first half of 2018, amounting to $35.8 million, or 1.10% of total loans at June 30, 2018 compared to $33.8 million, or 1.15% of total loans at December 31, 2017. During the first six months of 2018, the Bank had loan chargeoffs of $373,000, recoveries of $106,000 and recorded a provision for loan losses of $2.3 million. During the first six months of 2017, the Bank had loan chargeoffs of $12,000, recoveries of $10,000 and recorded a provision for loan losses of $2.1 million. The amount of the provision in each period was driven mainly by loan growth, offset by improved economic conditions.  The provision was further impacted by reductions in historical losses and growth rate trends on several pools of loans in the first six months of 2018 and an increase in specific reserves on loans individually deemed to be impaired in the 2017 period.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at June 30, 2018. The majority of these loans were collateralized by properties located on Long Island and in the boroughs of New York City.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash have been deposits, maturities and amortization of loans and investment securities, operations, borrowings and funds received under the DRIP. The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends and for general corporate purposes.

The Corporation’s cash and cash equivalent position at June 30, 2018 was $67.2 million, down slightly from $69.7 million at December 31, 2017. The decrease occurred primarily because cash used to repay borrowings, originate loans, pay cash dividends and purchase BOLI and securities exceeded cash provided by deposit growth, paydowns of securities and loans, common stock issued under the DRIP and operations.

Securities increased $79.7 million during the first half of 2018, from $727.8 million at year-end 2017 to $807.4 million at June 30, 2018. The increase is primarily attributable to purchases of approximately $138.2 million of securities, partially offset by maturities and redemptions of $42.8 million and a decline in the market value of the available-for-sale portfolio of $14.8 million during the period resulting from an increase in interest rates.

During the first half of 2018, total deposits grew $411.9 million, or 14.6%, to $3.2 billion at June 30, 2018. The increase was attributable to growth in savings, NOW and money market deposits of $159.3 million, or 9.9%, noninterest-bearing checking balances of $25.9 million, or 2.9%, and time deposits of $226.8 million. The growth in deposits is largely attributable to new branch openings, deposit account promotions and an increase in municipal deposit balances relating to the Bank’s ongoing municipal deposit initiative. The increase in deposits also includes $100 million of brokered certificates of deposit issued during the first quarter of 2018. The resulting proceeds were used to enhance on-balance-sheet liquidity through the purchase of GNMA mortgage securities.

Substantially all of the Bank’s borrowings are from the FHLB. Total borrowings decreased $34.5 million, or 4.9%, during the first six months of 2018. The decrease is attributable to reductions in short-term borrowings of $25.2 million and long-term debt of $9.3 million. Long-term debt totaled $414.5 million at June 30, 2018, representing 62% of total borrowings at quarter-end. The Bank’s long-term fixed-rate borrowing position, time deposits and pay-fixed interest rate swap mitigate the impact that an increase in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At June 30, 2018, the Bank had approximately $341 million of unencumbered available-for-sale securities.

The Bank is a member of the FRB of New York and the FHLB of New York, and has a federal funds line with a commercial bank. In addition to customer deposits and funds invested in the Bank by the Corporation that were raised under the DRIP, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.7 billion at June 30, 2018.

Capital

Stockholders’ equity totaled $374.2 million at June 30, 2018, an increase of $19.8 million from $354.5 million at December 31, 2017. The increase resulted primarily from net income of $21.4 million and  $15.9 million in proceeds from the issuance of 591,781  shares under the Corporation’s DRIP, partially offset by a decrease in the after-tax market value of available-for-sale securities of $10.3 million and cash dividends declared of $7.6 million.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of both the Corporation and the Bank at June 30, 2018 are as follows:

Tier 1 leverage	8.99%
Common equity tier 1 risk-based	15.27%
Tier 1 risk-based	15.27%
Total risk-based	16.52%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.875% applicable to the Bank for 2018, and the Bank was well capitalized under the FDIC’s prompt corrective action provisions at June 30, 2018.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered well capitalized under the prompt corrective actions provisions.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community bank leverage ratio at not less than 8% and not more than 10%, and a financial institution will be able to elect to be subject to this new definition.

On April 17, 2018, the Corporation’s shareholders voted to increase the number of authorized shares of the Corporation’s common stock from 40 million to 80 million with a par value of $.10 per share.

The deliberate slowing of balance sheet growth has eliminated the need to raise capital through the Corporation’s DRIP. As a result, effective with the second quarter cash dividend paid in July 2018, the Corporation reduced the allowable quarterly stock purchase limit per shareholder from $75,000 to $5,000.

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

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts. The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not. For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various non-maturity deposit products in response to changes in general market interest rates. These estimates are based on, among other things, product type, management’s experience with needed deposit rate adjustments in prior interest rate change cycles, the results of a nonmaturity deposit study conducted by an independent consultant and management’s assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at June 30, 2018 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income for the year ending June 30, 2019 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are derived using a base case average life by product as determined by a nonmaturity deposit study and the current mix of deposits.

The rate change information in the following table shows estimates of net interest income for the year ending June  30, 2019 and calculations of EVE at June  30, 2018 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes for both EVE and net interest income, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at June 30, 2018		Year Ending June 30, 2019
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$312,993	-29.0%	$95,398	-10.0%
+ 200 basis point rate shock	395,899	-10.2%	100,303	-5.3%
+ 100 basis point rate shock	423,720	-3.9%	103,337	-2.5%
Base case (no rate change)	440,722	—	105,965	—
- 100 basis point rate shock	434,586	-1.4%	108,062	2.0%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending June 30, 2019 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Conversely, an immediate decrease in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, in Part I under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2018
THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 9, 2018	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)