Form 10-Q
period 2018-09-30
FIRST OF LONG ISLAND CORP
filed 2018-11-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non‑accelerated filer ☐	Emerging growth company ☐
Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2018
Common stock, $.10 par value per share	25,487,113

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2018	2017

Assets:
Cash and cash equivalents	$50,462	$69,672

Investment securities:
Held-to-maturity, at amortized cost (fair value of $6,902 and $7,749)	6,845	7,636
Available-for-sale, at fair value	802,839	720,128
	809,684	727,764

Loans held-for-sale	671	—

Loans:
Commercial and industrial	93,901	109,623
Secured by real estate:
Commercial mortgages	1,259,286	1,193,007
Residential mortgages	1,788,145	1,558,564
Home equity lines	74,079	83,625
Consumer and other	5,884	5,533
	3,221,295	2,950,352
Allowance for loan losses	(33,551)	(33,784)
	3,187,744	2,916,568

Restricted stock, at cost	37,941	37,314
Bank premises and equipment, net	39,825	39,648
Bank-owned life insurance	80,380	59,665
Pension plan assets, net	19,391	19,152
Deferred income tax benefit	4,491	—
Other assets	19,406	24,925
	$4,249,995	$3,894,708
Liabilities:
Deposits:
Checking	$946,236	$896,129
Savings, NOW and money market	1,679,617	1,602,460
Time, $100,000 and over	291,638	203,890
Time, other	243,018	119,518
	3,160,509	2,821,997

Short-term borrowings	292,176	281,141
Long-term debt	403,027	423,797
Accrued expenses and other liabilities	14,013	10,942
Deferred income taxes payable	—	2,381
	3,869,725	3,540,258
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 25,422,995 and 24,668,390 shares	2,542	2,467
Surplus	145,023	127,122
Retained earnings	244,173	224,315
	391,738	353,904
Accumulated other comprehensive income (loss), net of tax	(11,468)	546
	380,270	354,450
	$4,249,995	$3,894,708

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Interest and dividend income:
Loans	$83,641	$71,810	$28,471	$25,173
Investment securities:
Taxable	8,275	5,883	3,065	1,806
Nontaxable	10,193	10,112	3,323	3,358
	102,109	87,805	34,859	30,337
Interest expense:
Savings, NOW and money market deposits	8,823	4,974	3,125	1,909
Time deposits	7,529	3,986	2,952	1,437
Short-term borrowings	3,026	986	1,370	257
Long-term debt	6,399	5,703	2,121	2,031
	25,777	15,649	9,568	5,634
Net interest income	76,332	72,156	25,291	24,703
Provision (credit) for loan losses	547	3,203	(1,768)	1,122
Net interest income after provision (credit) for loan losses	75,785	68,953	27,059	23,581

Noninterest income:
Investment Management Division income	1,665	1,565	508	515
Service charges on deposit accounts	1,945	2,119	658	725
Net gains (losses) on sales of securities	(4,960)	74	(4,960)	16
Other	5,096	3,877	1,569	1,244
	3,746	7,635	(2,225)	2,500
Noninterest expense:
Salaries	20,895	18,855	6,596	6,386
Employee benefits and other personnel expense	6,452	5,516	2,037	1,866
Occupancy and equipment	8,742	7,524	2,864	2,503
Other	8,728	8,314	2,745	2,639
	44,817	40,209	14,242	13,394
Income before income taxes	34,714	36,379	10,592	12,687

Income tax expense	3,231	8,823	535	3,345
Net income	$31,483	$27,556	$10,057	$9,342

Earnings per share:
Basic	$1.24	$1.14	$.39	$.38
Diluted	1.24	1.13	.39	.38

Cash dividends declared per share	.47	.43	.17	.15

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income	$31,483	$27,556	$10,057	$9,342
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(17,099)	4,774	(2,271)	(577)
Change in funded status of pension plan	—	13	—	4
Change in net unrealized gain on derivative instrument	281	—	687	—
Other comprehensive income (loss) before income taxes	(16,818)	4,787	(1,584)	(573)
Income tax expense (benefit)	(5,081)	2,010	(479)	(240)
Other comprehensive income (loss)	(11,737)	2,777	(1,105)	(333)
Comprehensive income	$19,746	$30,333	$8,952	$9,009

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2018
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	24,668,390	$2,467	$127,122	$224,315	$546	$354,450
Net income				31,483		31,483
Other comprehensive loss					(11,737)	(11,737)
Reclassification of stranded
tax effects upon the adoption
of ASU 2018-02				277	(277)	—
Shares tendered upon the exercise
of stock options	(14,549)	(1)	(365)			(366)
Shares withheld upon the vesting
and conversion of RSUs	(27,194)	(3)	(764)			(767)
Common stock issued under
stock compensation plans	156,514	15	551			566
Common stock issued under
dividend reinvestment and
stock purchase plan	639,834	64	16,953			17,017
Stock-based compensation			1,526			1,526
Cash dividends declared				(11,902)		(11,902)
Balance, September 30, 2018	25,422,995	$2,542	$145,023	$244,173	$(11,468)	$380,270

	Nine Months Ended September 30, 2017
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2017	23,699,107	$2,370	$101,738	$203,326	$(1,604)	$305,830
Net income				27,556		27,556
Other comprehensive income					2,777	2,777
Shares withheld upon the vesting
and conversion of RSUs	(19,339)	(2)	(525)			(527)
Common stock issued under
stock compensation plans	127,347	13	632			645
Common stock issued under
dividend reinvestment and
stock purchase plan	575,672	57	15,115			15,172
Stock-based compensation			1,925			1,925
Cash dividends declared				(10,421)		(10,421)
Balance, September 30, 2017	24,382,787	$2,438	$118,885	$220,461	$1,173	$342,957

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$31,483	$27,556
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	547	3,203
Credit for deferred income taxes	(1,791)	(1,298)
Depreciation and amortization	3,031	2,577
Premium amortization on investment securities, net	1,458	2,370
Net losses (gains) on sales of securities	4,960	(74)
Stock-based compensation expense	1,526	1,925
Common stock issued in lieu of cash for director fees	47	41
Accretion of cash surrender value on bank-owned life insurance	(1,589)	(1,157)
Net pension credit	(239)	(88)
Decrease in other assets	1,549	94
Increase in accrued expenses and other liabilities	2,431	330
Net cash provided by operating activities	43,413	35,479
Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	—	355
Available-for-sale	169,631	49,077
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	3,786	4,422
Available-for-sale	60,152	81,489
Purchases of investment securities:
Held-to-maturity	(2,955)	(2,398)
Available-for-sale	(336,051)	(35,829)
Net increase in loans	(272,394)	(291,997)
Proceeds from sale of other real estate owned	5,125	—
Net (increase) decrease in restricted stock	(627)	3,082
Purchases of premises and equipment, net	(3,208)	(5,209)
Purchases of bank-owned life insurance	(20,000)	(25,000)
Net cash used in investing activities	(396,541)	(222,008)
Cash Flows From Financing Activities:
Net increase in deposits	338,512	251,621
Net increase (decrease) in short-term borrowings	11,035	(115,093)
Proceeds from long-term debt	39,680	66,650
Repayment of long-term debt	(60,450)	(18,900)
Proceeds from issuance of common stock, net	17,017	15,172
Proceeds from exercise of stock options	153	604
Shares withheld upon the vesting and conversion of RSUs	(767)	(527)
Cash dividends paid	(11,262)	(10,047)
Net cash provided by financing activities	333,918	189,480
Net increase (decrease) in cash and cash equivalents	(19,210)	2,951
Cash and cash equivalents, beginning of year	69,672	36,929
Cash and cash equivalents, end of period	$50,462	$39,880
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$25,261	$15,570
Income taxes	2,490	9,378
Noncash investing and financing activities:
Cash dividends payable	4,438	3,742

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

The consolidated financial information included herein as of and for the periods ended September 30, 2018 and 2017 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2017 consolidated balance sheet was derived from the Corporation's December 31, 2017 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$31,483	$27,556	$10,057	$9,342
Income allocated to participating securities (1)	86	101	26	34
Income allocated to common stockholders	$31,397	$27,455	$10,031	$9,308

Weighted average:
Common shares	25,236,889	24,096,079	25,409,087	24,332,939
Dilutive stock options and restricted stock units (1)	174,095	253,715	144,933	247,127
	25,410,984	24,349,794	25,554,020	24,580,066
Earnings per share:
Basic	$1.24	$1.14	$.39	$.38
Diluted	1.24	1.13	.39	.38

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Change in net unrealized holding gains (losses) on
available-for-sale securities:
Change arising during the period	$(22,059)	$4,847	$(7,231)	$(561)
Reclassification adjustment for net (gains) losses
included in net income (1)	4,960	(73)	4,960	(16)
	(17,099)	4,774	(2,271)	(577)
Tax effect	(5,166)	2,004	(686)	(242)
	(11,933)	2,770	(1,585)	(335)
Change in funded status of pension plan:
Amortization of net actuarial loss included in net income (2)	—	13	—	4
Tax effect	—	6	—	2
	—	7	—	2
Change in unrealized gain on derivative instrument:
Amount of gain (loss) recognized during the period	(34)	—	462	—
Reclassification adjustment for net interest expense
included in net income (3)	315	—	225	—
	281	—	687	—
Tax effect	85	—	207	—
	196	—	480	—

Other comprehensive income (loss)	$(11,737)	$2,777	$(1,105)	$(333)

(1) Represents net realized gains or losses arising from the sale of available-for-sale securities. The net realized gains or losses are included in the consolidated statements of income in the line item, “Net gains (losses) on sales of securities.” See “Note 4 – Investment Securities” for the income tax expense or benefit related to the net realized gains or losses, which is included in the consolidated statements of income in the line item, “Income tax expense.”

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

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current Period Change due to
		Other	Adoption
	Balance	Comprehensive	of ASU	Balance
(in thousands)	12/31/17	Income (Loss)	2018-02 (1)	9/30/18
Unrealized holding gains (losses) on available-for-sale securities	$2,600	$(11,933)	$361	$(8,972)
Unrealized actuarial losses on pension plan	(2,054)	—	(638)	(2,692)
Unrealized gain on derivative instrument	—	196	—	196
Accumulated other comprehensive income (loss), net of tax	$546	$(11,737)	$(277)	$(11,468)

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

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-Maturity Securities:
State and municipals	$6,412	$42	$—	$6,454
Pass-through mortgage securities	274	12	—	286
Collateralized mortgage obligations	159	3	—	162
	$6,845	$57	$—	$6,902
Available-for-Sale Securities:
State and municipals	$428,977	$2,966	$(8,151)	$423,792
Pass-through mortgage securities	74,576	4	(2,146)	72,434
Collateralized mortgage obligations	252,129	—	(5,516)	246,613
Corporate bonds	60,000	—	—	60,000
	$815,682	$2,970	$(15,813)	$802,839

	December 31, 2017
Held-to-Maturity Securities:
State and municipals	$6,970	$78	$—	$7,048
Pass-through mortgage securities	311	21	—	332
Collateralized mortgage obligations	355	14	—	369
	$7,636	$113	$—	$7,749
Available-for-Sale Securities:
State and municipals	$453,158	$10,051	$(1,886)	$461,323
Pass-through mortgage securities	72,539	84	(1,232)	71,391
Collateralized mortgage obligations	190,175	15	(2,776)	187,414
	$715,872	$10,150	$(5,894)	$720,128

At September 30, 2018 and December 31, 2017, investment securities with a carrying value of $463,501,000 and $423,360,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2018 and December 31, 2017.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2018
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$175,087	$(4,533)	$34,708	$(3,618)	$209,795	$(8,151)
Pass-through mortgage securities	51,251	(886)	19,965	(1,260)	71,216	(2,146)
Collateralized mortgage obligations	187,737	(3,844)	28,351	(1,672)	216,088	(5,516)
Total temporarily impaired	$414,075	$(9,263)	$83,024	$(6,550)	$497,099	$(15,813)

	December 31, 2017
State and municipals	$54,732	$(574)	$28,723	$(1,312)	$83,455	$(1,886)
Pass-through mortgage securities	10,172	(81)	52,652	(1,151)	62,824	(1,232)
Collateralized mortgage obligations	130,267	(1,230)	54,751	(1,546)	185,018	(2,776)
Total temporarily impaired	$195,171	$(1,885)	$136,126	$(4,009)	$331,297	$(5,894)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2018. See “Note 13 – Subsequent Events” for information on a sale of available-for-sale securities in the fourth quarter of 2018.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
(in thousands)	September 30,		September 30,
	2018	2017	2018	2017

Proceeds	$169,631	$49,077	$169,631	$9,066

Gross gains	$300	$382	$300	$16
Gross losses	(5,260)	(309)	(5,260)	—
Net gain (loss)	$(4,960)	$73	$(4,960)	$16

Income tax benefit related to the net realized losses for the nine and three months ended September 30, 2018 was $1,495,000. Income tax expense related to the net realized gains for the nine and three months ended September 30, 2017 was $31,000 and $7,000, respectively.

Sales of Held-to-Maturity Securities. There were no sales of held-to-maturity securities during the nine months ended September 30, 2018. During the second quarter of 2017, the Bank sold one municipal security that was classified as held-to-maturity. The sale was in response to a significant deterioration in the creditworthiness of the issuer. The security sold had a carrying value of $354,000 at the time of sale and the Bank realized a gain upon sale of $1,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at September 30, 2018 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Held-to-Maturity Securities:
Within one year	$4,335	$4,339
After 1 through 5 years	2,077	2,115
After 5 through 10 years	—	—
After 10 years	—	—
Mortgage-backed securities	433	448
	$6,845	$6,902
Available-for-Sale Securities:
Within one year	$46,642	$47,179
After 1 through 5 years	37,623	37,733
After 5 through 10 years	227,010	225,866
After 10 years	177,702	173,014
Mortgage-backed securities	326,705	319,047
	$815,682	$802,839

5 - LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	September 30, 2018
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$53	$93,848	$93,901	$—	$1,152	$1,152
Commercial mortgages:
Multifamily	—	733,132	733,132	—	6,497	6,497
Other	2,777	426,987	429,764	—	4,196	4,196
Owner-occupied	522	95,868	96,390	—	826	826
Residential mortgages:
Closed end	970	1,787,175	1,788,145	16	20,295	20,311
Revolving home equity	756	73,323	74,079	—	507	507
Consumer and other	333	5,551	5,884	—	62	62
	$5,411	$3,215,884	$3,221,295	$16	$33,535	$33,551

	December 31, 2017
Commercial and industrial	$48	$109,575	$109,623	$—	$1,441	$1,441
Commercial mortgages:
Multifamily	—	682,593	682,593	—	6,423	6,423
Other	—	414,783	414,783	—	4,734	4,734
Owner-occupied	531	95,100	95,631	—	1,076	1,076
Residential mortgages:
Closed end	1,368	1,557,196	1,558,564	18	19,329	19,347
Revolving home equity	—	83,625	83,625	—	689	689
Consumer and other	—	5,533	5,533	—	74	74
	$1,947	$2,948,405	$2,950,352	$18	$33,766	$33,784

The following tables present the activity in the allowance for loan losses for the periods indicated.

(in thousands)	Balance at 1/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/18
Commercial and industrial	$1,441	$482	$6	$187	$1,152
Commercial mortgages:
Multifamily	6,423	—	—	74	6,497
Other	4,734	—	—	(538)	4,196
Owner-occupied	1,076	—	—	(250)	826
Residential mortgages:
Closed end	19,347	413	101	1,276	20,311
Revolving home equity	689	138	150	(194)	507
Consumer and other	74	4	—	(8)	62
	$33,784	$1,037	$257	$547	$33,551

	Balance at 7/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/18
Commercial and industrial	$1,298	$178	$—	$32	$1,152
Commercial mortgages:
Multifamily	7,048	—	—	(551)	6,497
Other	4,768	—	—	(572)	4,196
Owner-occupied	911	—	—	(85)	826
Residential mortgages:
Closed end	20,953	393	1	(250)	20,311
Revolving home equity	775	89	150	(329)	507
Consumer and other	79	4	—	(13)	62
	$35,832	$664	$151	$(1,768)	$33,551

(in thousands)	Balance at 1/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/17
Commercial and industrial	$1,408	$102	$10	$341	$1,657
Commercial mortgages:
Multifamily	6,119	—	—	(221)	5,898
Other	4,296	—	—	451	4,747
Owner-occupied	959	—	—	616	1,575
Residential mortgages:
Closed end	15,740	—	3	2,362	18,105
Revolving home equity	1,401	—	—	(311)	1,090
Consumer and other	134	27	2	(35)	74
	$30,057	$129	$15	$3,203	$33,146

	Balance at 7/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/17
Commercial and industrial	$1,544	$96	$3	$206	$1,657
Commercial mortgages:
Multifamily	5,921	—	—	(23)	5,898
Other	4,674	—	—	73	4,747
Owner-occupied	1,685	—	—	(110)	1,575
Residential mortgages:
Closed end	17,035	—	1	1,069	18,105
Revolving home equity	1,203	—	—	(113)	1,090
Consumer and other	74	21	1	20	74
	$32,136	$117	$5	$1,122	$33,146

For individually impaired loans, the following tables set forth by class of loans at September 30, 2018 and December 31, 2017 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the nine and three months ended September 30, 2018 and 2017. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Nine Months Ended		Three Months Ended
	September 30, 2018			September 30, 2018		September 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$53	$53	$—	$82	$2	$55	$—
Commercial mortgages:
Other	2,777	2,777	—	2,800	—	2,777	—
Owner-occupied	522	606	—	534	18	523	6
Residential mortgages:
Closed end	712	738	—	751	4	718	1
Revolving home equity	756	751	—	757	—	756	—
Consumer and other	333	333	—	266	12	336	6
With an allowance recorded:
Residential mortgages - closed end	258	257	16	270	9	259	3
Total:
Commercial and industrial	53	53	—	82	2	55	—
Commercial mortgages:
Other	2,777	2,777	—	2,800	—	2,777	—
Owner-occupied	522	606	—	534	18	523	6
Residential mortgages:
Closed end	970	995	16	1,021	13	977	4
Revolving home equity	756	751	—	757	—	756	—
Consumer and other	333	333	—	266	12	336	6
	$5,411	$5,515	$16	$5,460	$45	$5,424	$16

				Nine Months Ended		Three Months Ended
	December 31, 2017			September 30, 2017		September 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$48	$48	$—	$73	$4	$57	$2
Commercial mortgages - owner-occupied	531	615	—	545	16	536	5
Residential mortgages:
Closed end	1,095	1,102	—	346	—	505	—
Revolving home equity	—	—	—	1,575	—	1,574	—
With an allowance recorded:
Commercial mortgages - owner-occupied	—	—	—	7,079	—	6,977	—
Residential mortgages - closed end	273	272	18	384	14	377	5
Total:
Commercial and industrial	48	48	—	73	4	57	2
Commercial mortgages - owner-occupied	531	615	—	7,624	16	7,513	5
Residential mortgages:
Closed end	1,368	1,374	18	730	14	882	5
Revolving home equity	—	—	—	1,575	—	1,574	—
	$1,947	$2,037	$18	$10,002	$34	$10,026	$12

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	September 30, 2018
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
Commercial and industrial	$195	$—	$—	$24	$219	$93,682	$93,901
Commercial mortgages:
Multifamily	—	—	—	—	—	733,132	733,132
Other	—	—	—	2,777	2,777	426,987	429,764
Owner-occupied	—	—	—	—	—	96,390	96,390
Residential mortgages:
Closed end	37	624	—	625	1,286	1,786,859	1,788,145
Revolving home equity	251	22	—	756	1,029	73,050	74,079
Consumer and other	9		—	—	9	5,875	5,884
	$492	$646	$—	$4,182	$5,320	$3,215,975	$3,221,295

	December 31, 2017
Commercial and industrial	$20	$—	$—	$—	$20	$109,603	$109,623
Commercial mortgages:
Multifamily	—	—	—	—	—	682,593	682,593
Other	—	—	—	—	—	414,783	414,783
Owner-occupied	—	—	—	—	—	95,631	95,631
Residential mortgages:
Closed end	2,186	21	—	1,000	3,207	1,555,357	1,558,564
Revolving home equity	522	—	—	—	522	83,103	83,625
Consumer and other	7	—	—	—	7	5,526	5,533
	$2,735	$21	$—	$1,000	$3,756	$2,946,596	$2,950,352

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at September 30, 2018 or December 31, 2017. In 2017, the Bank took a deed-in-lieu of foreclosure for one commercial real estate property. The property was recorded as other real estate owned at December 31, 2017 and had a carrying value of $5,125,000, which was net of a valuation allowance of $725,000. Other real estate owned at December 31, 2017 consisted solely of this property and was included in the consolidated balance sheet under “Other assets.” The Bank sold the property for its carrying value in the first quarter of 2018.

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

During the nine months ended September 30, 2018, the Bank modified two consumer loans to a single borrower into one loan in a troubled debt restructuring amounting to $350,000. The term of the restructured loan was extended for 12-months and the post-modification interest rate was lower than the current market rate for new debt with similar risk. The Bank did not modify any loans in troubled debt restructurings during the first nine months of 2017.

At September 30, 2018 and December 31, 2017, the Bank had an allowance for loan losses of $16,000 and $18,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the nine months ended September 30, 2018 and 2017 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	September 30, 2018
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$92,758	$450	$199	$494	$—	$93,901
Commercial mortgages:
Multifamily	730,699	—	2,433	—	—	733,132
Other	411,407	—	15,580	2,777	—	429,764
Owner-occupied	91,802	—	4,043	545	—	96,390
	$1,326,666	$450	$22,255	$3,816	$—	$1,353,187

	December 31, 2017
Commercial and industrial	$108,846	$450	$279	$48	$—	$109,623
Commercial mortgages:
Multifamily	673,128	2,354	7,111	—	—	682,593
Other	404,379	7,567	2,837	—	—	414,783
Owner-occupied	93,618	—	1,482	531	—	95,631
	$1,279,971	$10,371	$11,709	$579	$—	$1,302,630

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated by management as Watch, Special Mention, Substandard or Doubtful.

	September 30, 2018
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,786,334	$841	$—	$970	$—	$1,788,145
Revolving home equity	73,070	—	253	756	—	74,079
Consumer and other	5,369	—	—	333	—	5,702
	$1,864,773	$841	$253	$2,059	$—	$1,867,926

	December 31, 2017
Residential mortgages:
Closed end	$1,554,168	$2,200	$828	$1,368	$—	$1,558,564
Revolving home equity	82,665	256	704	—	—	83,625
Consumer and other	5,236	—	—	—	—	5,236
	$1,642,069	$2,456	$1,532	$1,368	$—	$1,647,425

Deposit account overdrafts were $182,000 and $297,000 at September 30, 2018 and December 31, 2017, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

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

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued upon the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or upon the conversion of RSUs. At September 30, 2018,  1,861,297 equity awards remain available to be granted under the 2014 Plan of which 405,653 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at September 30, 2018 by the year they were originally granted.

		Granted During the Year Ended December 31,
	Total	2018	2017	2016	2015
Number of RSUs :
Granted	385,159	70,688	94,329	107,274	112,868
Outstanding at September 30, 2018	216,408	65,514	76,033	73,661	1,200

RSUs scheduled to vest during:
2018	81,672	14,357	—	66,115	1,200
2019	91,582	21,179	62,857	7,546	—
2020	18,707	8,781	9,926	—	—
2021	24,447	21,197	3,250	—	—
	216,408	65,514	76,033	73,661	1,200

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

The following table presents a summary of RSUs outstanding at September 30, 2018 and changes during the nine month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2018	274,134	$19.64
Granted	70,688	27.10
Converted	(106,522)	15.56
Forfeited	(21,892)	22.83
Outstanding at September 30, 2018	216,408	$23.76	0.92	$4,707
Vested and Convertible at September 30, 2018	—	$—	—	$—

The performance-based RSUs granted in 2018 and 2017 have a maximum payout potential of 1.50 and 1.25 shares of the Corporation’s common stock, respectively, for each RSU awarded. All other RSUs outstanding at September 30, 2018 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded. All of the RSUs outstanding at September 30, 2018 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first nine months of 2018 and 2017 was $3,011,000 and $1,779,000, respectively.

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

Stock Option Activity. The following table presents a summary of options outstanding at September 30, 2018, and changes during the nine month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2018	159,807	$11.35
Exercised	(48,158)	10.79
Forfeited or expired	—	—
Outstanding at September 30, 2018	111,649	$11.59	1.50	$1,134
Exercisable at September 30, 2018	111,349	$11.57	1.49	$1,133

All options outstanding at September 30, 2018 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first nine months of 2018 and 2017 was $734,000 and $1,062,000, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,526,000 and $1,925,000 and recorded related income tax benefits of $460,000 and $808,000 for the nine months ended September 30, 2018 and 2017, respectively.

Unrecognized Compensation Cost. As of September 30, 2018, there was $1,298,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $2,000 for stock options and $1,296,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.0 year, which is based on weighted-average periods of 1.7 years and 1.0 year for stock options and RSUs, respectively.

Cash Received and Tax Benefits Realized. Cash received from stock option exercises for the nine months ended September 30, 2018 and 2017 was $153,000 and $604,000, respectively. Tax benefits from stock option exercises for the nine months ended September 30, 2018 and 2017 were $167,000 and $445,000, respectively.

Other. No cash was used to settle stock options during the first nine months of 2018 or 2017. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During the nine months ended September 30, 2018 and 2017, 1,834 and 1,445 shares, respectively, of the Corporation’s common stock were issued to a member of the Board of Directors in payment of director fees.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension credit.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Service cost	$1,027	$911	$342	$304
Interest cost	1,190	1,193	396	398
Expected return on plan assets	(2,456)	(2,205)	(818)	(735)
Amortization of net actuarial loss	—	13	—	4
Net pension credit	$(239)	$(88)	$(80)	$(29)

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2018 or 2017.

The fair values of the Corporation’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are set forth in the tables that follow. These values are determined using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2018:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$423,792	$—	$423,792	$—
Pass-through mortgage securities	72,434	—	72,434	—
Collateralized mortgage obligations	246,613	—	246,613	—
Corporate Bonds	60,000	—	60,000	—
	$802,839	$—	$802,839	$—

Derivative - interest rate swap	$281	$—	$281	$—

December 31, 2017:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$461,323	$—	$461,323	$—
Pass-through mortgage securities	71,391	—	71,391	—
Collateralized mortgage obligations	187,414	—	187,414	—
	$720,128	$—	$720,128	$—

Assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017, are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of impaired loans, if any, may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment when appropriate. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans.

		Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2018:
Residential mortgages held-for-sale:
Closed-end	$509	$—	$—	$509
Revolving home equity	162	—	—	162
	$671	$—	$—	$671
December 31, 2017:
Other real estate owned	$5,125	$—	$—	$5,125

The residential mortgage loans held-for-sale at September 30, 2018 in the preceding table were accounted for on a non-accrual basis and carried at the lower of cost or fair value.

The other real estate owned in the preceding table is one commercial real estate property acquired by deed-in-lieu of foreclosure. A valuation allowance of $725,000 was recorded and included in other noninterest expense in the consolidated statements of income for the year ended December 31, 2017. The Bank sold the property for its carrying value in the first quarter of 2018.

Other than the loans held-for-sale discussed above, the Corporation had no impaired loans recorded at fair value at September 30, 2018 or December 31, 2017. During the nine and three months ended September 30, 2017, the Corporation recorded provisions (credits) for loan losses of $338,000 and ($530,000), respectively, for impaired loans measured at fair value.

Financial Instruments Not Recorded at Fair Value. Fair value estimates are made at a specific point in time. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, risks associated with specific financial instruments such as liquidity, credit and nonperformance risk, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument, or the income tax consequences of realizing gains or losses on the sale of financial instruments.

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements.

	Level of	September 30, 2018		December 31, 2017
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$50,462	$50,462	$69,672	$69,672
Held-to-maturity securities	Level 2	3,682	3,739	5,030	5,143
Held-to-maturity securities	Level 3	3,163	3,163	2,606	2,606
Loans	Level 3	3,187,744	2,998,186	2,916,568	2,855,812
Restricted stock	Level 1	37,941	37,941	37,314	37,314

Financial Liabilities:
Checking deposits	Level 1	946,236	946,236	896,129	896,129
Savings, NOW and money market deposits	Level 1	1,679,617	1,679,617	1,602,460	1,602,460
Time deposits	Level 2	534,656	528,725	323,408	323,108
Short-term borrowings	Level 1	292,176	292,176	281,141	281,141
Long-term debt	Level 2	403,027	392,865	423,797	418,465

As described in “Note 11 – Adoption of New Accounting Standards,” the Corporation adopted ASU 2016-01 on January 1, 2018 and applied the provisions of the standard prospectively to the fair value amounts in the table above.

9 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As described in “Note 11 – Adoption of New Accounting Standards,” the Corporation adopted ASU 2014-09 “Revenue from Contracts with Customers” and all subsequent amendments on January 1, 2018. The majority of the Bank's income streams are outside of the scope of ASU 2014-09, such as interest and dividend income on loans and securities. Income streams that are within the scope of ASU 2014-09 are recorded in the noninterest income section of the consolidated statements of income and include the following types of fees earned from the Bank's contracts with customers.

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

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $1,567,000 and $1,426,000 for the nine months ended September 30, 2018 and 2017, respectively. Other items included in “Other noninterest income,” such as bank-owned life insurance (“BOLI”) income, non-service components of net pension cost and real estate tax refunds are outside of the scope of ASU 2014-09.

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

10 – DERIVATIVES

As part of its asset liability management activities, the Corporation may utilize interest rate swaps to help manage its interest rate risk position. The notional amount of an interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreements.

The Bank entered into an interest rate swap with a  notional amount totaling $150 million on May 22, 2018, which was designated as a  cash flow hedge of certain Federal Home Loan Bank (“FHLB”) advances included in short-term borrowings on the consolidated balance sheet. The swap  was determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swap is recorded in other assets, with changes in fair value net of related income taxes recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap.

The following table summarizes information about the interest rate swap designated as a  cash flow hedge at September 30, 2018.

Notional amount	$150 million
Weighted average fixed pay rate	2.90%
Weighted average 3-month LIBOR receive rate	Currently 2.32%
Weighted average maturity	2.68 Years

Interest expense recorded on the swap transaction, which totaled $315,000 and $225,000, respectively, for the nine and three months ended September 30, 2018, is included in the line item “Interest expense – short-term borrowings” in the consolidated statements of income. Amounts reported in accumulated other comprehensive income related to the swap will be reclassified to interest expense as interest payments are received/made on the Bank’s variable-rate assets/liabilities. During the nine months ended September 30, 2018, the Corporation had $315,000 of reclassifications to interest expense. During the next twelve months, the Corporation estimates that $243,000 will be reclassified as an increase to interest expense.

The following table presents the net gains (losses) recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swap for the nine and three months ended September 30, 2018.

	Amount of		Amount of Loss
	Gain/(Loss)	Amount of Loss	Recognized in Other
	Recognized in OCI	Reclassified from OCI	Noninterest Income
(in thousands)	(Effective Portion)	to Interest Expense	(Ineffective Portion)
Interest rate contract:
Nine months ended September 30, 2018	$(34)	$315	$—
Three months ended September 30, 2018	$462	$225	$—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheet at September 30, 2018.

	Notional	Fair Value
(in thousands)	Amount	Asset	Liability
Included in other assets or other liabilities		$281	$—
Interest rate swap related to FHLB advances	$150,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty  sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At September 30, 2018, the termination value of the Bank’s swap is in an asset position of $281,000. If the Bank had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreement at the termination value.

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

12 – IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02, as amended, is effective for interim and annual reporting periods beginning after December 15, 2018. Based on the lease arrangements in effect at September 30, 2018 and the work completed to date in implementing the ASU, management believes that the ASU will not have a material impact on the Corporation’s financial position, results of operations or regulatory capital ratios. The Corporation expects to utilize the transition method described in ASU 2018-11 “Leases – Targeted Improvements” with an application date of January 1, 2019 to implement the ASU.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value, including loans, debt securities and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the Chief Financial Officer and Chief Risk Officer. A broader group of Bank staff has been identified to assist in implementing the ASU including representatives of the Bank’s loan operations, credit administration, lending, investments and technology functions. The committee has selected and engaged a third-party software provider, developed an implementation timeline, accumulated the historical data needed to implement the ASU and is in the process of evaluating the accuracy and completeness of this data. In addition, the committee continues to analyze the ASU to understand the impact that it will have on the Corporation’s financial position, results of operations and disclosures.

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure Requirements for Fair Value Measurement” and ASU 2018-14 “Changes to the Disclosure Requirements for Defined Benefit Plans.” These ASUs modify certain disclosure requirements pertaining to fair value measurements and defined benefit plans, respectively, as part of the FASB’s disclosure framework project intended to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of these ASUs will modify the Corporation’s disclosures but will not impact its financial position or results of operations.

13 – SUBSEQUENT EVENTS

During October 2018, the Bank made a decision to restructure the securities portfolio by selling $61.6 million of mortgage-backed securities that were classified as available-for-sale. The securities sold had a yield of 2.51% and resulted in a pre-tax loss of approximately $3.2 million. The proceeds from the sale were used to pay down overnight borrowings with a cost of 2.47%.

Also during October 2018, the Bank completed a sale of the land and building related to one of its branches which was previously included in “other assets” in the consolidated balance sheets and carried at the lower of cost or fair value at September 30, 2018. The sale resulted in a pre-tax gain of $1.2 million in the fourth quarter of 2018.

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

Overview

Net income and earnings per share for the first nine months of 2018 were $31.5 million and $1.24, respectively, representing increases over the same period last year of 14.3% and 9.7%, respectively. Dividends per share increased 9.3%, from $.43 for the first nine months of 2017 to $.47 for the current nine-month period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first nine months of 2018 were 1.01% and 11.34%, respectively, versus 1.01% and 11.23%, respectively, for the same period last year. Book value per share increased from $14.37 at year-end 2017 to $14.96 at the close of the current quarter. The credit quality of the Bank’s loan and securities portfolios remains excellent.

Analysis of Earnings – Nine Month Periods.  Net income for the first nine months of 2018 was $31.5 million, an increase of $3.9 million, or 14.3%, over the same period last year. The increase is attributable to increases in net interest income of $4.2 million, or 5.8%, and noninterest income, before securities gains and losses, of $1.1 million, or 15.1%, and decreases in the provision for loan losses and income tax expense of $2.7 million and $5.6 million, respectively. These items were partially offset by an increase in noninterest expense of $4.6 million, or 11.5%, and securities losses of $5.0 million in the current nine month period versus gains of $74,000 in the same period last year.

The increase in net interest income is primarily attributable to growth in the average balance of loans of $439.6 million, or 16.2%. Loans grew primarily because of increases in commercial and residential mortgage loans. Growth in the average balance of loans was funded by increases in the average balances of noninterest-bearing checking deposits, interest-bearing deposits, borrowings and stockholders’ equity. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative, deposit promotions with emphasis on time deposits and the issuance of brokered certificates of deposit toward the end of the first quarter. Substantial contributors to the growth in stockholders’ equity were net income and the issuance of shares under the Corporation’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”), partially offset by cash dividends declared and a decline in the after-tax value of available-for-sale securities. During the nine and three months ended September 30, 2018, the sale of shares under the DRIP contributed $17.0 million and $1.2 million to capital, respectively.

Net interest margin for the first nine months of 2018 was 2.63%, down 29 basis points from 2.92% for the same period last year. The decrease in net interest margin is largely attributable to: (1) yield curve flattening resulting from a significant increase in the federal funds target rate with lesser increases in intermediate and longer-term interest rates; (2) timing differences between the repricing of interest-earning assets and interest-bearing liabilities in a rising rate environment; (3) competitive pressure to raise deposit rates to fund growth and protect against deposit outflows; (4) a reduction in prepayment penalties and late charges; and (5) a reduction in the statutory federal income tax rate from 35% for the first nine months of 2017 to 21% for the current nine-month period.

The $2.7 million reduction in the provision for loan losses for the first nine months of 2018 versus the same period last year is mainly due to improved economic conditions and historical loss rates, less loan growth in the current year and a larger increase in specific reserves in the 2017 period. The impact of these items was partially offset by higher net chargeoffs in the current nine-month period. Net chargeoffs in first nine months of 2018 of $780,000 include chargeoffs of $382,000 on loans transferred to held-for-sale and carried at the lower of cost or fair value at September 30, 2018.

The $1.1 million increase in noninterest income, before securities gains and losses, is primarily attributable to an increase in income from BOLI, and a larger net credit relating to the non-service components of the Bank’s defined benefit pension plan. These increases were partially offset by refunds related to sales tax and telecommunications charges and the elimination of accrued circuit termination charges in the 2017 period.

The $4.6 million increase in noninterest expense is primarily attributable to increases in salaries, employee benefits and other personnel expense, occupancy and equipment expense, other real estate owned expense and growth-related increases in the Bank’s FDIC and OCC assessments.

The $5.6 million decrease in income tax expense is due to (1) a reduction in the statutory federal income tax rate from 35% last year to 21% effective January 1, 2018; (2) recognition in the current nine-month period of net operating loss carryforwards that originated in 2017; (3) recognition of tax benefits related to accelerating tax depreciation into 2017; (4) higher tax benefits in the 2018 period from BOLI; and (5) tax benefits related to a securities loss resulting from restructuring the securities portfolio in the third quarter of 2018.

Late in the third quarter of 2018, the Bank restructured the available-for-sale securities portfolio by selling mortgage-backed securities and short-term municipal bonds with yields of 2.51% and 2.90%, respectively, and reinvested the proceeds in mortgage-backed securities and corporate bonds with an overall yield of 4.02%. The Bank recorded a loss of $5.0 million ($3.5 million after-tax) on the sale and the payback period for the loss is approximately 2.4 years.

Asset Quality. The Bank’s allowance for loan losses to total loans (reserve coverage ratio) decreased from 1.15% at year-end 2017 to 1.12% at March 31, 2018, 1.10% at June 30, 2018 and 1.04% at September 30, 2018. The decrease in the reserve coverage ratio in 2018 is primarily due to adjustments to certain qualitative factors to reflect improved economic conditions and reductions in historical loss rates and growth rates on certain pools of loans. The provision for loan losses was $547,000 and $3.2 million in the first nine months of 2018 and 2017, respectively. The provision in each period was driven mainly by loan growth and net chargeoffs and, in the 2017 period, an increase in specific reserves, partially offset by improved economic conditions and reductions in historical losses.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $4.9 million, or .15% of total loans outstanding at September 30, 2018, compared to $1.8 million, or .06%, at June 30, 2018 and $1.0 million, or .03%, at December 31, 2017. The increase in nonaccrual loans during the first nine months of 2018 is primarily due to the designation as nonaccrual of $2.8 million of loans to one borrower, partially offset by paydowns, loan sales and chargeoffs. Total nonaccrual loans at the end of the third quarter include loans held-for-sale of $671,000 that are carried at the lower of cost or fair value. Troubled debt restructurings amounted to $1.3 million, or .04% of total loans outstanding, at September 30, 2018. Of the troubled debt restructurings, $1.2 million are performing in accordance with their modified terms and $88,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $1.1 million, or .04% of total loans outstanding, at September 30, 2018, compared to $2.8 million, or .09%, at December 31, 2017.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 81% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies and investment grade corporate bonds of large financial institutions. In selecting securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the municipal securities and corporate bonds in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives and Challenges We Face.  The Bank’s strategy remains focused on increasing shareholder value through loan and deposit growth and the maintenance of stellar credit quality, a strong efficiency ratio and an optimal amount of capital. We will continue to open new branches but at a slower pace.

In  response to the flattening yield curve, management has implemented a variety of measures in an attempt to stabilize and improve net interest margin and reduce operating expenses and thereby enable continued earnings growth. Additional steps are likely. Quarterly net interest margin is expected to increase in the fourth quarter of 2018 then be negatively impacted by additional increases in the federal funds rate that the market expects in late 2018 and 2019. Management will continue to be measured and disciplined in its approach to the extension of credit and will not meaningfully loosen its underwriting standards in an attempt to improve net interest margin.

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

The Bank’s branch distribution system currently consists of fifty-two branches in Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens, Brooklyn and Manhattan. The Bank expects to open more branches in the foreseeable future. In addition, management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

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

	Nine Months Ended September 30,
	2018			2017
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$30,096	$400	1.78%	$24,457	$191	1.04%
Investment securities:
Taxable	354,530	7,875	2.96	337,941	5,692	2.25
Nontaxable (1)	460,231	12,902	3.74	460,156	15,556	4.51
Loans (1)	3,160,835	83,646	3.53	2,721,229	71,820	3.52
Total interest-earning assets	4,005,692	104,823	3.49	3,543,783	93,259	3.51
Allowance for loan losses	(35,382)			(31,604)
Net interest-earning assets	3,970,310			3,512,179
Cash and due from banks	36,931			31,791
Premises and equipment, net	40,122			35,405
Other assets	118,885			85,944
	$4,166,248			$3,665,319
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,749,025	8,823.67		$1,627,152	4,974.41
Time deposits	477,535	7,529	2.11	301,499	3,986	1.77
Total interest-bearing deposits	2,226,560	16,352.98		1,928,651	8,960.62
Short-term borrowings	189,141	3,026	2.14	138,523	986.95
Long-term debt	425,712	6,399	2.01	401,889	5,703	1.90
Total interest-bearing liabilities	2,841,413	25,777	1.21	2,469,063	15,649.85
Checking deposits	943,689			859,805
Other liabilities	9,803			8,522
	3,794,905			3,337,390
Stockholders' equity	371,343			327,929
	$4,166,248			$3,665,319

Net interest income (1)		$79,046			$77,610
Net interest spread (1)			2.28%			2.66%
Net interest margin (1)			2.63%			2.92%

(1)

Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.27 and $1.54 for the nine months ended September 30, 2018 and 2017, respectively, using statutory federal income tax rates of 21% and 35%, respectively.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to a combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	Nine Months Ended September 30,
	2018 Versus 2017
	Increase (decrease) due to changes in:

(in thousands)	Volume	Rate	Net
Interest Income:
Interest-earning bank balances	$52	$157	$209
Investment securities:
Taxable	292	1,891	2,183
Nontaxable	2	(2,656)	(2,654)
Loans	11,601	225	11,826
Total interest income	11,947	(383)	11,564

Interest Expense:
Savings, NOW & money market deposits	398	3,451	3,849
Time deposits	2,664	879	3,543
Short-term borrowings	462	1,578	2,040
Long-term debt	348	348	696
Total interest expense	3,872	6,256	10,128
Increase (decrease) in net interest income	$8,075	$(6,639)	$1,436

Net Interest Income

Net interest income on a tax-equivalent basis for the first nine months of 2018 was $79.0 million, an increase of $1.4 million, or 1.9%, over $77.6 million for the first nine months of 2017. The increase is primarily attributable to growth in the average balance of loans of $439.6 million, or 16.2%. Loans grew primarily because of increases in commercial and residential mortgage loans. Growth in the average balance of loans was funded by increases in the average balances of noninterest-bearing checking deposits of $83.9 million, or 9.8%, interest-bearing deposits of $297.9 million, or 15.4%, borrowings of $74.4 million, or 13.8%, and stockholders’ equity of $43.4 million, or  13.2%. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative, deposit promotions with emphasis on time deposits and the issuance of brokered certificates of deposit toward the end of the first quarter. Substantial contributors to the growth in stockholders’ equity were net income and the issuance of shares under the DRIP, partially offset by cash dividends declared and a decline in the after-tax value of available-for-sale securities. During the nine and three months ended September 30, 2018, the sale of shares under the DRIP contributed $17.0 million and $1.2 million to capital, respectively.

Net interest margin for the first nine months of 2018 was 2.63%, down 29 basis points from 2.92% for the same period last year. The decrease in net interest margin is largely attributable to: (1) yield curve flattening resulting from a significant increase in the federal funds target rate with lesser increases in intermediate and longer-term interest rates; (2) timing differences between the repricing of interest-earning assets and interest-bearing liabilities in a rising rate environment; (3) competitive pressure to raise deposit rates to fund growth and protect against deposit outflows; (4) a reduction in prepayment penalties and late charges from $1.8 million for the first nine months of 2017 to $793,000 for the current nine-month period, thus reducing net interest margin by 4 basis points; and (5) a reduction in the statutory federal income tax rate from 35% for the first nine months of 2017 to 21% for the current nine-month period, thus reducing the tax-equivalent amount of each dollar of tax-exempt income and causing a 9 basis point decline in net interest margin. When comparing the first nine months of this year to the same period last year, these factors largely account for the significant increases experienced by the Bank in the cost of its non-maturity deposits and short-term borrowings of 26 basis points and 119 basis points, respectively, with a much more modest increase occurring in its loan portfolio yield of 1 basis point and a decrease in the securities portfolio yield of 15 basis points. Unlike non-maturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market interest rates.

Beginning in the second quarter of this year, management began implementing a variety of measures designed to stabilize and improve net interest margin and reduce expenses. Additional steps are likely. These measures include, among others, reducing overall balance sheet growth by slowing loan growth and the related need for funding, changing the mix of loans being originated, restructuring the securities portfolio and hedging a portion of overnight borrowings with an interest rate swap. Slowing loan growth has resulted in reducing the provision for loan losses. Diminished funding needs have enabled management to mitigate growth in noninterest expense and the cost of deposits by slowing the pace of new branch openings, offering fewer deposit rate promotions and being more selective in offering higher rates to new and existing customers. Restructuring the securities portfolio, as discussed hereinafter, is immediately accretive to net interest margin and hedging overnight borrowings with an interest rate swap provides some net interest margin protection in the event of an increase in overnight borrowing rates. Management also continues to explore a variety of cost saving measures aimed at further improving an already very strong efficiency ratio.

The mortgage loan pipeline at September 30, 2018 was a modest $54 million, reflecting management’s decision to slow loan growth.  In an attempt to improve overall loan portfolio yield, the mix of loan originations is being more heavily weighted towards commercial mortgages and commercial and industrial loans with less emphasis on residential mortgage loans. Loans grew 9.2% during the first nine months of the current year and amounted to $3.2 billion at September 30, 2018. Management expects a somewhat reduced level of growth in 2019.

We believe that the measures discussed above contributed to a slower decline in net interest margin for the third quarter than that which occurred in the first and second quarters. Excluding the impact of prepayment penalties and late charges and the aforementioned reduction in the statutory federal income tax rate, the quarterly decline in net interest margin was 6 basis points in the first quarter of 2018, 13 basis points in the second quarter and 1 basis point in the third quarter. The second quarter decline reflects the full quarter impact of robust first quarter growth. Management believes that fourth quarter net interest margin will be higher than that reported for the third quarter.

Employing the measures discussed above and assuming a continued flattening of the yield curve, net interest margin could range from approximately 2.50% to 2.55% in 2019 and then begin to increase in 2020. If the yield curve flattens less than anticipated or steepens, net interest margin could be better than that currently anticipated for 2019.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, before securities gains and losses, increased $1.1 million, or 15.1%, when comparing the first nine months of 2018 to the same period last year. The increase is primarily attributable to an increase of $432,000 in cash value accretion on BOLI, a $565,000 BOLI death benefit and an increase of $267,000 in the net credit relating to the non-service cost components of the Bank’s defined benefit pension plan. These increases were partially offset by refunds of $155,000 related to sales tax and telecommunications charges and the elimination of $77,000 in accrued circuit termination charges in the 2017 period. Cash value accretion increased because of purchases of BOLI during the first quarters of 2017 and 2018 of $25 million and $20 million, respectively. These purchases contributed $22.1 million to the growth in average other assets for the first nine months of 2018 compared to the same period last year. The non-service cost components of the Bank’s pension plan included in noninterest income are comprised of expected return on pension plan assets and interest cost on the benefit obligation. These items are included in noninterest income under ASU 2017-07 which was adopted by the Corporation on January 1, 2018. Income statement items for the first nine months of 2017 were reclassified to conform to the current period presentation.

Late in the third quarter of 2018, the Bank restructured the available-for-sale securities portfolio by selling $135 million of mortgage-backed securities and $39.6 million of short-term municipal bonds with yields of 2.51% and 2.90%, respectively, and reinvested the proceeds in mortgage-backed securities and corporate bonds with an overall yield of 4.02%. The Bank recorded a loss of $5.0 million ($3.5 million after-tax) on the sale and the payback period for the loss is approximately 2.4 years. Because of the timing of this restructuring, it had little impact on net interest margin for the current quarter or nine-month period. On a going forward basis, it will improve the Bank’s net interest margin by approximately 5 basis points. The securities loss negatively impacted ROA and ROE by 11 and 124 basis points, respectively, for the first nine months of 2018, and 32 and 362 basis points, respectively, for the third quarter of 2018.

In early October 2018, the Bank further restructured the securities portfolio by selling $61.6 million of mortgage-backed securities with a yield of 2.51% at a loss of approximately $3.2 million ($2.3 million after-tax) and used the proceeds to pay down overnight borrowings with a cost of 2.47%. This transaction eliminated inefficient leverage and, on a full quarter basis, will add 4 basis points to net interest margin.

Also during October 2018, the Bank completed a sale of the land and building related to one of its branches.  The deposits will be consolidated into another nearby branch of the Bank. The sale resulted in a pre-tax gain of $1.2 million in the fourth quarter of 2018.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits and other personnel expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $4.6 million, or 11.5%, when comparing the first nine months of 2018 to the same period last year. The increase is primarily attributable to increases in salaries of $2.0 million, or 10.8%, employee benefits and other personnel expense of $936,000, or 17.0%, occupancy and equipment expense of $1.2 million, or 16.2%, other real estate owned expense of $124,000 and growth-related increases in the Bank’s FDIC and OCC assessments amounting to $98,000. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, normal annual salary adjustments and special salary-related accruals in the second quarter of 2018. The increase in employee benefits and other personnel expense is largely due to increases in group health insurance expense of $281,000 resulting from increases in staff count and the rates being charged by insurance carriers, placement and agency fees of $101,000 relating to branch and back office staffing, payroll tax expense of $152,000 and incentive compensation expense of $230,000. The increase in occupancy and equipment expense is primarily due to the operating costs of new branches, increases in maintenance and repairs expense and a growth-related increase in depreciation on the Bank’s facilities and equipment.  Other real estate owned expense of $124,000 in the 2018 period relates to one commercial property acquired by deed-in-lieu of foreclosure during the fourth quarter of 2017 and sold during the first quarter of 2018.

Income Taxes

Income tax expense decreased $5.6 million when comparing the first nine months of 2018 to the same period last year, primarily due to: (1) a reduction in the statutory federal income tax rate from 35% last year to 21% effective January 1, 2018; (2) recognition in the current nine-month period of tax benefits of New York State and New York City net operating loss carryforwards that originated in 2017 of $542,000; (3) recognition of $717,000 in tax benefits related to accelerating tax depreciation into 2017; (4) higher tax benefits in the 2018 period from BOLI; and (5) tax benefits of a $5.0 million securities loss resulting from restructuring the securities portfolio in the third quarter of 2018. These items resulted in lower effective tax rates in the nine and three months ended September 30, 2018 as compared to the same periods in 2017.  The Corporation’s effective tax rate (income tax expense as a percentage of book income) was 7.9% in the first quarter of this year, 14.4% in the second quarter, 5.1% in the third quarter and 9.3% for the nine-month period. This compares to 24.2% for the first quarter of last year, 22.0% for the second quarter, 26.4% for the third quarter and 24.3% for the nine-month period. Management expects the Corporation’s effective tax rate to normalize in the range of 14% to 16%.

Results of Operations – Third Quarter 2018 Versus Third Quarter 2017

Net income for the third quarter of 2018 was $10.1 million, representing an increase of $715,000, or 7.7%, over $9.3 million earned in the same quarter of last year. The increase is primarily attributable to increases in net interest income of $588,000 and noninterest income, before securities gains and losses, of $251,000, and decreases in the provision for loan losses and income tax expense of $2.9 million and $2.8 million, respectively. The positive impact on earnings of these items was largely offset by an increase in noninterest expense of $848,000, or 6.3%, and the aforementioned loss on the sale of securities of $5.0 million. The increase in net interest income was due to growth in the average balance of loans partially offset by higher funding costs and a decline in prepayment penalties and late charges of $825,000. The credit provision for loan losses of $1.8 million in the current quarter versus a provision of $1.1 million in the third quarter of 2017 was primarily attributable to improved economic conditions and a decline in loans in the current quarter versus an increase in the 2017 quarter, partially offset by higher net chargeoffs in the 2018 quarter and a decrease in specific reserves on loans individually deemed to be impaired in the 2017 period. The increase in noninterest income, before securities gains and losses, is mainly due to higher cash value accretion on BOLI and an increase in the net credit relating to the non-service cost components of the Bank’s defined benefit pension plan in the 2018 quarter. The increase in noninterest expense is mainly due to increases in salaries, employee benefits and other personnel expense and occupancy and equipment expense for substantially the same reasons discussed above with respect to the nine-month periods. The decrease in income tax expense is mainly due to lower pre-tax income in the current quarter as compared to the 2017 quarter, a lower statutory federal income tax rate, tax benefits resulting from the aforementioned acceleration of tax depreciation and securities losses and higher tax benefits in the 2018 quarter from the vesting and exercise of stock awards.

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

	September 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans (includes loans held-for-sale):
Troubled debt restructurings	$88	$100
Other	4,765	900
Total nonaccrual loans	4,853	1,000
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	5,125
Total nonperforming assets	4,853	6,125
Troubled debt restructurings - performing	1,229	947
Total risk elements	$6,082	$7,072

Nonaccrual loans as a percentage of total loans	.15%	.03%
Nonperforming assets as a percentage of total loans and other real estate owned	.15%	.21%
Risk elements as a percentage of total loans and other real estate owned	.19%	.24%

Nonaccrual loans in the preceding table includes $671,000 of residential mortgage loans transferred to held-for-sale in the current quarter and carried at the lower of cost or fair value at September 30, 2018.

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

The allowance for loan losses decreased $233,000 during the first nine months of 2018, amounting to $33.6 million, or 1.04% of total loans at September 30, 2018 compared to $33.8 million, or 1.15% of total loans at December 31, 2017. During the first nine months of 2018, the Bank had loan chargeoffs of $1.0 million, recoveries of $257,000 and recorded a provision for loan losses of $547,000. During the first nine months of 2017, the Bank had loan chargeoffs of $129,000, recoveries of $15,000 and recorded a provision for loan losses of $3.2 million. The reduction in the provision in the 2018 period is mainly due to improved economic conditions and historical loss rates, less loan growth in the current year and a larger increase in specific reserves in the 2017 period.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at September 30, 2018. The majority of these loans were collateralized by properties located on Long Island and in the boroughs of New York City.

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

The Corporation’s cash and cash equivalent position at September 30, 2018 was $50.5 million, down from $69.7 million at December 31, 2017. The decrease occurred primarily because cash used to purchase BOLI and securities, originate loans, repay borrowings and pay cash dividends exceeded cash provided by borrowings and deposit growth, paydowns of securities and loans, sales of securities, common stock issued under the DRIP and operations.

Securities increased $81.9 million during the first nine months of 2018, from $727.8 million at year-end 2017 to $809.7 million at September 30, 2018. The increase is primarily attributable to purchases of approximately $339.0 million of securities, partially offset by sales of $169.6 million, maturities and redemptions of $63.9 million and a decline in the market value of the available-for-sale portfolio of $17.1 million during the period resulting from an increase in interest rates.

During the first nine months of 2018, total deposits grew $338.5 million, or 12.0%, to $3.2 billion at September 30, 2018. The increase was attributable to growth in savings, NOW and money market deposits of $77.2 million, or 4.8%, noninterest-bearing checking balances of $50.1 million, or 5.6%, and time deposits of $211.2 million. The growth in deposits is largely attributable to new branch openings, deposit account promotions and an increase in municipal deposit balances relating to the Bank’s ongoing municipal deposit initiative. The increase in deposits also includes $100 million of brokered certificates of deposit issued during the first quarter of 2018. The resulting proceeds were used to enhance on-balance-sheet liquidity through the purchase of GNMA mortgage securities.

Substantially all of the Bank’s borrowings are from the FHLB. Total borrowings decreased $9.7 million during the first nine months of 2018. The decrease is attributable to reductions in long-term debt of $20.8 million, partially offset by increases in short-term borrowings of $11.0 million. Long-term debt totaled $403.0 million at September 30, 2018, representing 58% of total borrowings at quarter-end. The Bank’s long-term fixed-rate borrowing position, time deposits and pay-fixed interest rate swap mitigate the impact that increases in interest rates have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are its overnight investments, investment securities designated as available-for-sale, maturities and monthly payments on its investment securities and loan portfolios and operations. At September 30, 2018, the Bank had approximately $280 million of unencumbered available-for-sale securities.

The Bank is a member of the FRB of New York and the FHLB of New York, and has a federal funds line with a commercial bank. In addition to customer deposits and funds invested in the Bank by the Corporation that were raised under the DRIP, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.6 billion at September 30, 2018.

Capital

Stockholders’ equity totaled $380.3 million at September 30, 2018, an increase of $25.8 million from $354.5 million at December 31, 2017. The increase resulted primarily from net income of $31.5 million and $17.0 million in proceeds from the issuance of 639,834 shares under the Corporation’s DRIP, partially offset by a decrease in the after-tax market value of available-for-sale securities of $11.9 million and cash dividends declared of $11.9 million.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of the Corporation and the Bank at September 30, 2018 are as follows:

	Corporation	Bank
Tier 1 leverage	9.18%	9.16%
Common equity tier 1 risk-based	15.58%	15.56%
Tier 1 risk-based	15.58%	15.56%
Total risk-based	16.83%	16.81%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.875% applicable to the Bank for 2018, and the Bank was well capitalized under the FDIC’s prompt corrective action provisions at September 30, 2018.

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

The deliberate slowing of balance sheet growth has eliminated the need to raise capital through the Corporation’s DRIP. As a result, effective with the second quarter cash dividend paid in July 2018, the Corporation reduced the optional quarterly cash purchase limit per shareholder from $75,000 to $5,000. This change reduced the number of shares issued under the DRIP from 269,361 and 322,420 in the first and second quarters, respectively, to 48,053 and 59,792 in the third and fourth quarters, respectively, resulting in less dilution to earnings per share.

In October 2018, the Corporation’s Board of Directors approved a stock repurchase program for shares of its common stock in an amount up to $20 million. The Corporation may repurchase shares from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at September 30, 2018 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income for the year ending September 30, 2019 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are derived using a base case average life by product as determined by a nonmaturity deposit study and the current mix of deposits.

The rate change information in the following table shows estimates of net interest income for the year ending September  30, 2019 and calculations of EVE at September  30, 2018 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 and 200 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and are: (1) assumed to be shock or immediate changes for both EVE and net interest income, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at September 30, 2018		Year Ending September 30, 2019
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$304,602	-31.0%	$94,307	-12.4%
+ 200 basis point rate shock	387,610	-12.2%	100,113	-7.0%
+ 100 basis point rate shock	419,469	-5.0%	104,047	-3.3%
Base case (no rate change)	441,489	—	107,621	—
- 100 basis point rate shock	441,228	-0.1%	109,245	1.5%
- 200 basis point rate shock	393,715	-10.8%	108,251	0.6%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending September 30, 2019 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its non-maturity deposits in order to remain competitive. Unlike non-maturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. Conversely, an immediate decrease in interest rates of 100 or 200 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its interest-earning assets would lag. Changes in management’s estimates as to the rates that will need to be paid on non-maturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2018
THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 9, 2018	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)