Form 10-K
period 2018-12-31
FIRST OF LONG ISLAND CORP
filed 2019-03-15
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018

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

    Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 29, 2018, the last business day of the Corporation’s most recently completed second fiscal quarter, was $605.3  million. This value was computed by reference to the price at which the stock was last sold on June 29, 2018 and excludes $24.7 million representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding, March 1, 2019
Common Stock, $.10 par value	25,153,936

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2019 are incorporated by reference into Part III.

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

The Bank did not commence, abandon or significantly change any of its lines of business during 2018.

Markets Served and Products Offered

The Bank serves the financial needs of small and medium-sized businesses, professionals, consumers, public bodies and other organizations primarily in Nassau and Suffolk Counties, Long Island, and the boroughs of New York City (“NYC”). The Bank’s head office is located in Glen Head, New York, and the Bank has 51 other branch locations including six full-service branches in Queens, three in Brooklyn and two commercial banking offices in Manhattan. The Bank continues to evaluate potential new branch sites on Long Island and in the NYC boroughs of Brooklyn and Queens.

The Bank’s loan portfolio is primarily comprised of loans to borrowers on Long Island and in the boroughs of NYC, and its real estate loans are principally secured by properties located in those areas. The Bank’s investment securities portfolio is comprised of direct obligations of the U.S. government and its agencies, corporate bonds of large U.S. financial institutions and highly rated obligations of states and political subdivisions. The Bank has an Investment Management Division that provides investment management, pension trust, personal trust, estate and custody services.

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

Competition

The Bank encounters substantial competition in its banking business from numerous other financial services organizations that have offices located in the communities served by the Bank. Principal competitors are money center and large regional and community banks located within the Bank’s market area, mortgage brokers, brokerage firms, credit unions and fintech or e-commerce companies. The Bank competes for loans based on the quality of service it provides, loan structure, competitive pricing and branch locations, and competes for deposits by offering a high level of customer service, paying competitive rates and through the geographic distribution of its branch system.

Investment Activities

The investment policy of the Bank, as approved by the Board Asset Liability Committee (“BALCO”) and supervised by both the BALCO and the Management Investment Committee, is intended to promote investment practices which are both safe and sound and in full compliance with applicable regulations. Investment authority is granted and amended as necessary by the Board of Directors or BALCO.

The Bank's investment decisions seek to optimize income while keeping both credit and interest rate risk at acceptable levels, provide for the Bank's liquidity needs and provide securities that can be pledged, as needed, to secure deposits and borrowings.

The Bank’s investment policy generally limits individual maturities to twenty years and estimated average lives on collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities to ten years. At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds of large U.S. based financial institutions must have a rating of BBB+ or better. In addition, management periodically reviews the creditworthiness of all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer is analyzed and action is taken if deemed appropriate.

At year-end 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2018, $419.2 million of the Corporation’s municipal securities were rated AA or better, $2.1 million were rated A and $3.9 million were non-rated bonds issued by local municipalities. The Corporation’s pass-through mortgage securities portfolio at December 31, 2018 is comprised of $167.9 million and $52.9 million of securities issued by the Government National Mortgage Association (“GNMA”) and the Federal National Mortgage Association (“FNMA”), respectively. Each issuer’s pass-through mortgage securities are backed by residential mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities. All of the Corporation’s CMOs were issued by GNMA and such securities are backed by GNMA residential pass-through mortgage securities. GNMA guarantees the timely payment of principal and interest on its CMOs and the underlying pass-through mortgage securities. Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of FNMA, which is a U.S. government-sponsored agency, do not. The Corporation’s corporate bond portfolio is comprised of $117.6 million of senior unsecured fixed-to-floating rate securities issued by large U.S. based financial institutions. The bonds are rated A- to BBB+, have a stated maturity of ten years, a fixed rate for a period of two or three years and then reset quarterly based on the ten-year swap rate.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Board Loan Committee and contained in the Bank’s loan policy. The loan policy allows for exceptions and sets forth specific exception approval requirements. Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan and the value of the collateral, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), banking agency guidance and, for those loans in excess of $250,000, be reviewed by the Bank’s independent appraisal review function.

The Bank conducts its lending activities out of its main office in Glen Head, New York and its Suffolk County regional office in Hauppauge, New York. The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the boroughs of NYC. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity lines, commercial and industrial loans, small business credit scored loans, Small Business Administration (“SBA”) loans, construction and land development loans, consumer loans and commercial and standby letters of credit. The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the prime interest rate of the Bank, the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, Federal Home Loan Bank of New York advance rates and the London Interbank Offered Rate (LIBOR).

Residential mortgage loans in excess of $750,000, home equity and small business credit scored loans in excess of $500,000 and other loans in excess of $750,000 generally require the approval of the Management Loan Committee. Loans in excess of $12.5 million require the additional approval of two non-management members of the Board Loan Committee, while those in excess of $17.5 million require the approval of a majority of the Board of Directors.

Commercial and Industrial Loans. Commercial and industrial loans include, among other things, short-term business loans and lines of credit; term and installment loans; loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts or general business assets; small business credit scored loans as described hereinafter; and equipment finance loans. The Bank makes commercial and industrial loans on a demand basis, short-term basis or installment basis. Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle. Lines of credit are reaffirmed annually and generally require an annual cleanup period. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.

Small Business Credit Scored Loans. The Bank makes small business credit scored loans and issues VISA® credit cards to businesses that generally have annual sales at the time of application of less than $3.5 million. Most of these loans are in the form of revolving credit lines and, depending on the type of business, the maximum amount generally ranges from $100,000 to $500,000. Others are installment loans made to finance business automobiles, trucks and equipment and can be secured by the asset financed and/or deposit accounts with the Bank. Both installment loans and revolving credit commitments generally have maturities up to 60 months. Business profile reports are used in conjunction with credit reports and FICO (Fair Isaac Corporation) small business score cards for loan underwriting and decision making purposes. Credit and FICO small business risk scores enable the Bank to quickly and efficiently identify and approve loans to low-risk business applicants and decline loans to high-risk business applicants. There were $623,000 of small business credit scored term loans outstanding at December 31, 2018. In addition, the Bank had commitments on small business credit scored revolving lines of credit of $52.8 million, of which $20.0 million were drawn and funded.

Real Estate Mortgage Loans and Home Equity Lines. The Bank makes residential and commercial mortgage loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. Commercial and residential mortgage loans are made with terms not in excess of 30 years and are generally maintained in the Bank’s portfolio. The residential mortgage loans made by the Bank in recent years consist of both fixed rate loans with terms ranging from 10 to 30 years and variable rate loans that reprice in five, seven or ten years and then every year thereafter. Commercial mortgage loans generally reprice within five years and home equity lines generally mature within ten years. Depending on the type of property, the Bank will generally not lend more than 75% of appraised value on residential mortgage, home equity and commercial mortgage loans. The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

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

Construction Loans. From time to time, the Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally 18 months or less and advances are made as the construction progresses. The advances can require the submission of bills and lien waivers by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. Variable rate construction and land development loans are included in Commercial Mortgages on the Consolidated Balance Sheet and amounted to $6.1 million at December 31, 2018.

Consumer Loans and Lines.  The Bank makes auto loans, home improvement loans and other consumer loans, establishes revolving overdraft lines of credit and issues VISA® credit cards. Consumer loans are generally made on an installment basis over terms not in excess of five years. In reviewing loans and lines for approval, the Bank considers, among other things, the borrower’s ability to repay, stability of employment and residence and past credit history.

Sources of Funds

The Corporation’s primary sources of cash have been deposits, maturities and amortization of loans and investment securities, operations, borrowings and funds received under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends, repurchase its common stock and for general operating purposes.

The Bank offers checking and interest-bearing deposit products. In addition to business and small business checking, the Bank has a variety of personal checking products that differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, which include negotiable order of withdrawal (“NOW”) accounts and IOLA, escrow service accounts, rent security accounts, a variety of personal and nonpersonal money market accounts, a variety of personal and nonpersonal savings products, time deposits, holiday club accounts and a variety of individual retirement accounts.

The Bank relies primarily on its branch network, customer service, calling programs, lending relationships, referral sources, competitive pricing, deposit rate promotions and advertising to attract and retain local deposits. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

Employees

As of December 31, 2018, the Bank had 344 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

Supervision and Regulation

General. The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the banking system, and not for the purpose of protecting shareholders. The following discussion is not intended to be a complete list of all the activities regulated by banking laws or of the impact of such laws and regulations on the Corporation and the Bank. Changes in applicable laws or regulations and their interpretation and application by regulatory agencies cannot be predicted and may have a material effect on our business and results of operations.

As a registered bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and subject to inspection, examination and supervision by the Federal Reserve Board. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries and engaging in activities that the Federal Reserve has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto under the BHC Act. The Corporation is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Our common stock is listed on the Capital Market tier of the NASDAQ Stock Market (“NASDAQ”) under the symbol “FLIC” and is subject to NASDAQ rules for listed companies.

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

Payment of Dividends. A large source of the Corporation’s liquidity is dividends from the Bank. Prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status and absent affirmative governmental approvals, during 2019 the Bank could declare dividends to the Corporation of approximately $52.3 million plus any 2019 net profits retained to the date of the dividend declaration.

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

Stock Repurchases. Current Federal Reserve regulations provide that a bank holding company that is not well capitalized or well managed, as such terms are defined in the regulations, or that is subject to any unresolved supervisory issues, is required to give the Federal Reserve prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. Federal Reserve guidance generally provides for bank holding company consultation with Federal Reserve Bank (“FRB”) staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, even if a formal written notice is not required. However, it has recently come to the attention of the Corporation that the Federal Reserve staff is interpreting the capital regulations as requiring a bank holding company to secure Federal Reserve approval prior to redeeming or repurchasing any capital stock that is included in regulatory capital.

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

The Corporation and the Bank are subject to the Basel III regulatory capital standards (“Basel III”) issued by the Federal Reserve Board and the OCC. Under the Basel III capital requirements, the Corporation and the Bank are required to maintain minimum ratios of Tier 1 capital to average assets of 4.00%, Common equity tier 1 capital to risk weighted assets of 4.50%, Tier 1 capital to risk weighted assets of 6.00% and Total capital to risk weighted assets of 8.00%. Common equity tier 1 capital, Tier 1 capital, Total capital, risk weighted assets and average assets are defined in the Basel III rules. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements at December 31, 2018.

Basel III also phased-in a capital conservation buffer from 2016 through 2019. The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers. The capital conservation buffer of 2.5% is now fully phased in and the capital ratio requirements for 2019, including the capital conservation buffer, for banks with $250 billion or less in total assets are 7.00% for Common equity tier 1 capital to risk weighted assets, 8.50% for Tier 1 capital to risk weighted assets and 10.50% for Total capital to risk weighted assets.

Federal legislation enacted in 2018 requires that the federal banking agencies, including the OCC and FRB, establish an alternative framework that specifies a “community bank leverage ratio” of between 8 and 10% of average total consolidated assets for qualifying banking organizations with less than $10 billion of assets. Institutions and holding companies with tangible equity (subject to certain adjustments) meeting the specified level and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and be considered to be “well-capitalized” for purposes of the Prompt Corrective Action (“PCA”) regulations, discussed in the following section. The agencies have issued a proposed rule that would set the “community bank leverage ratio” at 9%. Management is evaluating the proposed rule to determine whether or not to elect the alternative framework.

Prompt Corrective Action Regulations. The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, that the federal banking agencies take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the PCA regulations: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The PCA thresholds established by Basel III for each of the capital tiers is as follows:

	Total RBC Measure (%)	Tier 1 RBC Measure (%)	Common Equity Tier 1 RBC Measure (%)	Leverage Measure (%)
Well capitalized	> 10	> 8	> 6.5	> 5
Adequately capitalized	> 8	> 6	> 4.5	> 4
Undercapitalized	< 8	< 6	< 4.5	< 4
Significantly undercapitalized	< 6	< 4	< 3	< 3
Critically undercapitalized	Tangible equity to total assets < 2

The Bank was well capitalized under the Basel III PCA thresholds at December 31, 2018.

Deposit Insurance. The FDIC imposes an assessment on financial institutions for deposit insurance. The assessment is based on the FDIC’s statistical model for estimating the institution’s probability of failure over a three-year period and the institution’s average total assets and average tangible equity. The FDIC periodically adjusts the deposit insurance assessment rates, which may raise or lower the cost to an institution of maintaining FDIC insurance coverage.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio exceeded 1.35%. As a result, small banks such as the Bank will receive assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. Based on a notice received from the FDIC in January 2019, the Bank would receive approximately $960,000 in credits toward future assessments once the reserve ratio reaches 1.38%.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB (transaction-based stock) plus .125% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations (membership stock). At December 31, 2018, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Anti-Money Laundering and the USA PATRIOT Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. The Bank and the Corporation are firmly committed to maintaining strong policies, procedures and controls to ensure compliance with anti-money laundering laws and regulations and to combat money laundering and terrorist financing.

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

ITEM 1A. RISK FACTORS

The Corporation is exposed to a variety of risks, some of which are inherent in the banking business. The more significant of these are addressed by the Corporation’s written policies and procedures. While management is responsible for identifying, assessing and managing risk, the Board of Directors is responsible for risk oversight. The Board fulfills its risk oversight responsibilities largely through its committees. The following provides information regarding risk factors faced by the Corporation. Additional risks and uncertainties not currently known to the Corporation, or that the Corporation currently deems to be immaterial, could also have a material impact on the Corporation’s business, financial condition or results of operations.

The inability to realize the full carrying value of the Bank’s investment securities, loans and BOLI could negatively impact our financial condition and results of operations.

For investment securities, loans and BOLI, there is always the risk that the Bank will be unable to realize their full carrying value. Credit risk in the Bank’s securities and BOLI portfolios has been addressed by adopting board committee approved investment and BOLI policies that, among other things, limit terms, types and amounts of holdings and specify minimum required credit ratings. Allowable investments include direct obligations of the U.S. government and its agencies, highly rated obligations of states and political subdivisions, highly rated corporate obligations and BOLI policies issued by highly rated insurance carriers. At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds of large U.S. based financial institutions must be rated BBB+ or better. BOLI may only be purchased from insurance carriers rated A or better. For carriers rated AA or better, cash surrender value is limited to 15% of Tier 1 capital, and for those carriers rated below AA, the limitation is 10% of Tier 1 capital. The cash surrender value of policies with all carriers, plus corporate bond holdings of such carriers, cannot exceed 25% of Tier 1 capital. Management periodically reviews the creditworthiness of all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies and all BOLI carriers. Any significant deterioration in the creditworthiness of an issuer or carrier will be analyzed and action taken if deemed appropriate.

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

The credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions and environmental contamination. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of NYC, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2018, residential mortgage loans, including home equity lines of credit, amounted to approximately $1.9 billion and comprised approximately 59% of loans secured by real estate. The primary source of repayment for residential mortgage loans is cash flows from individual borrowers and co-borrowers. Also, at December 31, 2018, multifamily loans amounted to approximately $757 million and comprised approximately 59% of the Bank’s total commercial mortgage portfolio and approximately 24% of the Bank’s total loans secured by real estate. The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled. Such cash flows for both residential mortgage and multifamily loans are dependent on the strength of the local economy.

Environmental impairment of properties securing mortgage loans is always a risk. However, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

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

In addition, the Financial Accounting Standards Board has adopted an Accounting Standards Update (“ASU”) 2016-13, that will be effective for reporting periods beginning after December 15, 2019. This standard changes the accounting methodology used to determine the allowance for loan losses from an incurred loss model to a current expected credit loss (“CECL”) model. The CECL model will require the Bank to maintain at each periodic reporting date an allowance for loan losses in an amount that is equal to its estimate of expected lifetime credit losses on the loans in its portfolio. Utilization of the CECL model is expected to increase the Bank’s allowance for loan losses and add a component to the allowance for certain financial instruments other than loans and will increase the types and amount of data the Bank will need to collect and consider in determining an appropriate level for its allowance for loan losses.

Changes in interest rates and the shape of the yield curve could negatively impact our earnings.

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

A sustained period of low interest rates and a flattening yield curve over the past several years have resulted in significant downward pressure on our net interest margin. The curve significantly flattened as the FRB slowly changed from an accommodative monetary policy to a tightening monetary policy with increases in the federal funds target rate of 225 basis points since December 2015.

Increases in the federal funds target rate have exerted upward pressure on non-maturity deposit liability rates and the cost of overnight borrowings. Net interest margin is expected to be negatively impacted by further upward deposit repricing and increases in the federal funds target rate. To date, increases in the federal funds target rate have not been met with and in the future may not be met with corresponding increases in lending and investing yields. Adding to the downward pressure on net interest margin are timing differences between the repricing of interest-earning assets and interest-bearing liabilities in a rising rate environment. While the Bank’s non-maturity deposits and short-term borrowings are subject to immediate repricing with changes in market interest rates, most of its investment securities and loans are not. The impact of these interest rate changes and timing differences is expected to continue to exert downward pressure on net interest income and earnings. However, over a longer period of time, the Bank’s earnings could be positively impacted if the yield curve steepens and results in higher lending and investment yields with no offsetting increase in interest expense from those interest-earning assets funded by noninterest-bearing checking deposits and capital.

If interest rates decline, borrowers may refinance higher rate loans at lower rates causing prepayments on mortgage loans and mortgage-backed securities to be elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those that prepaid. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates may adjust to lower rates at their reset dates. While lower rates may reduce the Bank’s cost of funds on non-maturity deposits, certificates of deposits and FHLB advances, the cost savings could be somewhat constrained because decreases in the Bank’s funding rates may occur more slowly than decreases in yields earned on the Bank’s assets and a significant portion of the Bank’s funding already comes from noninterest bearing checking deposits and capital.

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

The Bank is a member of the FRB of New York and the FHLB of New York, and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FHLB of New York and FRB of New York. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its DRIP. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. In addition, the Corporation may not be successful in raising funds from the issuance of its stock under the DRIP or otherwise.

A decline in the Corporation’s market capitalization could negatively impact the price, trading volume and liquidity of our common stock.

The Corporation’s market capitalization on December 31, 2018 was approximately $507 million, exceeding the $500 million market capitalization which may make the Corporation’s common stock more attractive to certain investors. In addition, the Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2018, the average market capitalization of companies in the Russell 2000 Index was $2.1 billion, the median market capitalization was $900 million, the capitalization of the largest company in the index was $3.7 billion and the capitalization of the smallest company in the index was $159 million. The Corporation believes that a market capitalization in excess of $500 million and inclusion in the Russell indexes have positively impacted the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur. The Corporation also believes that the current activity under its Stock Repurchase Program is positively impacting the price and trading volume of its common stock. Conversely, discontinuance of the Stock Repurchase Program could have the opposite effect.

A concentration of loans in our primary market area may increase the risk of higher nonperforming assets.

Our success depends primarily on the general economic conditions in Nassau and Suffolk counties, Long Island, and the boroughs of NYC as nearly all of our loans are to customers in these markets. Accordingly, the local economic conditions in these market areas have a significant impact on the ability of our borrowers to repay loans as well as our ability to originate new loans. A decline in real estate values in these market areas would also lower the value of the collateral securing loans on properties in these market areas.

Changes in national and local economic conditions could negatively impact our financial condition and results of operations.

Although the economy has improved, national and local economic conditions could deteriorate. This poses risks to both the Corporation’s business and the banking industry as a whole. Specific risks include reduced loan demand from quality borrowers; increased competition for loans; increased loan loss provisions resulting from deterioration in loan quality; reduced net interest income and net interest margin caused by a sustained period of low interest rates or a  flattening yield curve; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; volatile equity markets; and higher cost to attract capital to support growth.

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

System failures, interruptions and security breaches could negatively impact our customers, reputation and results of operations.

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

The Board Audit Committee has oversight responsibility for cybersecurity risk, which it administers through periodic meetings with management and consultants with cybersecurity expertise and the approval of information technology and cybersecurity policies. In this regard, board committee approved policies address information security, IT vulnerability assessment, cybersecurity incident response and electronic communications. These policies are intended to prevent, detect and respond to cybersecurity incidents. In addition, these policies prevent or limit the impact of systems failures, interruptions and security breaches and rely on commonly used security and processing systems to provide the security and authentication necessary for the processing of data. The Bank makes use of logon and user access controls, multifactor and out of band authentication, transaction limits, firewalls, antivirus software, intrusion protection monitoring and vulnerability scans and conducts independent penetration testing and cybersecurity audits. The Bank also ensures employee awareness of cybersecurity trends. System failures or interruptions are addressed in the board committee approved emergency and disaster recovery policy and business continuity policy. In addition, for TPSPs of data processing and other significant services, the board committee approved vendor management policy and procedures require reviews of audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

These precautions may not protect our systems from all compromises or breaches of security and there can be no assurance that such events will not occur or that they will be adequately addressed if they do. The Bank carries a cyber liability insurance policy to mitigate the amount of any financial loss. However, the occurrence of any systems failure, interruption or breach of security could damage the Bank’s reputation and result in a loss of customers and business, could subject the Bank to additional regulatory scrutiny or could expose the Bank to civil litigation and possible financial liability beyond any insurance coverage. Any of these occurrences could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Tax Cuts and Jobs Act (“Tax Act”), which was enacted in December 2017, placed limitations on certain deductions that may have a negative impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include: (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans; (2) the elimination of interest deductions for home equity loans; (3) a limitation on the deductibility of business interest expense; and (4) a limitation on the deductibility of property taxes and state and local income taxes.

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

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokers, credit unions, finance companies, mutual funds, fintech or e-commerce companies, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have and have greater name recognition and market presence that benefit them in attracting business. In addition, large competitors may be able to price loans and deposits more aggressively than we do. Furthermore, fintech developments such as peer-to-peer platforms, blockchain and other distributed ledger technologies have the potential to disrupt the financial services industry and change the way banks do business. Competitive forces may limit our ability to increase our interest-earning assets. Our profitability depends upon our continued ability to successfully compete in our market area. For additional information see “Item 1 – Business – Competition.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation neither owns nor leases any real estate. Office facilities of the Corporation and the Bank’s main office are located at 10 Glen Head Road, Glen Head, New York in a building owned by the Bank.

As of December 31, 2018, the Bank owns 23 buildings and leases 40 other facilities, all of which are in Nassau and Suffolk Counties, Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2018, there were 580 stockholders of record of the Corporation’s common stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. The Corporation declared cash dividends of $.64 per share for the year ended December 31, 2018, compared to cash dividends declared in 2017 of $.58 per share. The Corporation currently expects that comparable cash dividends will continue to be paid in the future.

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark and NASDAQ U.S. Benchmark Banks Indexes over a five-year measurement period assuming $100 invested on January 1, 2014, and dividends reinvested in the Corporation’s stock.

$180
$160
$140
$120
$100
$80
$146.57
$143.15
$118.17
$100
1/1/14
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
The First of Long Island
NASDAQ U.S. Benchmark Index
NASDAQ U.S. Benchmark Banks Index

Issuer Purchase of Equity Securities

The following table sets forth shares repurchased during the quarter ended December 31, 2018 under the Stock Repurchase Program approved by the Corporation’s Board of Directors in October 2018.

			Total Number of Shares	Maximum Value of
	Total Number	Average	Purchased as Part of	Shares that may yet
Month	of Shares	Price Paid	Its Publicly	be Purchased Under
Purchased	Purchased	Per Share	Announced Program	Its Program
December 2018	77,300	$19.94	77,300	$18,459,000

ITEM 6. SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years, adjusted as appropriate to reflect the Corporation’s stock splits. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
INCOME STATEMENT DATA:
Interest Income	$138,237	$118,265	$104,123	$92,135	$81,976
Interest Expense	35,730	21,709	18,002	16,529	15,048
Net Interest Income	102,507	96,556	86,121	75,606	66,928
Provision (Credit) for Loan Losses	(1,755)	4,854	3,480	4,317	3,189
Net Income	41,573	35,122	30,880	25,890	23,014
PER SHARE DATA:
Basic Earnings	$1.64	$1.44	$1.35	$1.23	$1.11
Diluted Earnings	1.63	1.43	1.34	1.22	1.10
Cash Dividends Declared	.64	.58	.55	.52	.48
Dividend Payout Ratio	39.26%	40.56%	41.04%	42.62%	43.64%
Book Value	$15.27	$14.37	$12.90	$11.85	$11.20
Tangible Book Value	15.26	14.36	12.90	11.84	11.19
BALANCE SHEET DATA AT YEAR END:
Total Assets	$4,241,060	$3,894,708	$3,510,320	$3,130,343	$2,721,494
Loans	3,263,399	2,950,352	2,545,421	2,248,183	1,804,819
Allowance for Loan Losses	30,838	33,784	30,057	27,256	23,221
Deposits	3,084,972	2,821,997	2,608,717	2,284,675	1,985,025
Borrowed Funds	750,950	704,938	586,224	577,214	481,486
Stockholders' Equity	388,187	354,450	305,830	250,936	233,303
AVERAGE BALANCE SHEET DATA:
Total Assets	$4,177,341	$3,695,850	$3,329,308	$2,897,548	$2,515,103
Loans	3,177,519	2,758,116	2,364,187	1,990,823	1,584,198
Allowance for Loan Losses	34,960	32,022	28,238	24,531	21,554
Deposits	3,168,348	2,812,733	2,590,988	2,215,883	1,922,172
Borrowed Funds	623,587	540,307	432,554	419,372	347,946
Stockholders' Equity	374,876	334,088	290,806	243,330	224,585
FINANCIAL RATIOS:
Return on Average Assets (ROA)	1.00%	.95%	.93%	.89%	.92%
Return on Average
Stockholders' Equity (ROE)	11.09%	10.51%	10.62%	10.64%	10.25%
Average Equity to Average Assets	8.97%	9.04%	8.73%	8.40%	8.93%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – 2018 Versus 2017

Analysis of 2018 Earnings. Net income and diluted earnings per share (“EPS”) for 2018 were $41.6 million and $1.63, respectively, representing increases of 18.4% and 14.0%, respectively, over the comparable 2017 amounts. Dividends per share increased 10.3% from $.58 for 2017 to $.64 for 2018. ROA and ROE for 2018 were 1.00% and 11.09%, respectively, as compared to .95% and 10.51%, respectively, for 2017.

Net income for 2018 increased $6.5 million over 2017. The increase is attributable to increases in net interest income of $6.0 million, or 6.2%, and noninterest income, before securities losses, of $2.7 million, or 26.5%, and decreases in the provision for loan losses and income tax expense of $6.6 million and $4.8 million, respectively. These items were partially offset by an increase in noninterest expense of $5.1 million, or 9.2%, and securities losses of $10.4 million in 2018 versus $1.9 million last year.

The increase in net interest income is primarily attributable to growth in the average balance of loans of $419.4 million, or 15.2%, and improved yield on the taxable securities portfolio largely resulting from portfolio restructuring activities. The positive impact of these items was partially offset by higher funding costs and a decline in prepayment penalties and late charges of $758,000. Substantially all the loan growth occurred in commercial and residential mortgage loans. Loan growth  was funded with increases in the average balances of noninterest-bearing checking deposits, interest-bearing deposits, borrowings and stockholders’ equity. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative, deposit promotions and the issuance of brokered certificates of deposit. The growth in stockholders’ equity was substantially attributable to net income and the issuance of shares under the Corporation’s DRIP, partially offset by cash dividends declared, a decline in the after-tax value of available-for-sale securities and share purchases under the Corporation’s Stock Repurchase Program.

Net interest margin for 2018 was 2.64%, down 27 basis points from 2.91% for 2017. The Net Interest Income section of this discussion and analysis sets forth the reasons for the decline in net interest margin and measures implemented by management to stabilize net interest margin.

The mortgage loan pipeline at year-end 2018 was a modest $61 million, reflecting management’s tempered approach to loan growth in the current interest rate environment.

The reduction in the provision for loan losses for 2018 versus 2017 is mainly due to lower levels of national and local unemployment, increases in collateral values, a decline in historical loss rates and less loan growth in the current year, partially offset by a larger decline in specific reserves in 2017. Net chargeoffs were essentially unchanged in 2018, amounting to $1.2 million versus $1.1 million last year.

The increase in noninterest income of $2.7 million, or 26.5%, before securities losses of $10.4 million, is primarily attributable to a gain on the sale of bank premises of $1.2 million, a $565,000 BOLI death benefit and increases of $566,000 in cash value accretion on BOLI and $356,000 in the net credit relating to the non-service cost components of the Bank’s defined benefit pension plan. Cash value accretion increased because of purchases of BOLI during the first quarters of 2017 and 2018 of $25 million and $20 million, respectively. The sale of bank premises consisted of the land and building of one bank branch whose deposits have since been consolidated with a nearby branch.

In 2018, the Bank incurred pre-tax and after-tax losses on securities portfolio restructuring activities of $10.4 million and $7.5 million, respectively. The earn-back period for these losses, excluding $3.2 million incurred in a deleveraging transaction, is approximately 2.0 years. Interest income and net interest margin in 2019 are expected to benefit from these transactions by approximately $3.7 million and 11 basis points, respectively, which will help to mitigate the ongoing pressure on net interest margin.

The increase in noninterest expense of $5.1 million, or 9.2%, is primarily attributable to increases in salaries of $2.6 million, or 10.1%, employee benefits and other personnel expense of $1.3 million, or 17.5%, and occupancy and equipment expense of $1.4 million, or 14.1%. Partially offsetting these increases was a valuation allowance of $725,000 recorded in the fourth quarter of 2017 on other real estate owned. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, normal annual salary adjustments and special salary-related accruals recorded in 2018. The increase in employee benefits and other personnel expense is largely due to increases in incentive compensation expense, retirement plan expense and payroll tax expense. The increase in occupancy and equipment expense is primarily due to the operating costs of new branches, increases in maintenance and repairs expense and a growth-related increase in depreciation on the Bank’s facilities and equipment.

In addition to the measures undertaken by management to stabilize net interest margin, management continues to explore a variety of cost saving measures aimed at reducing noninterest expense and further improving an already very strong efficiency ratio.

The decrease in income tax expense of $4.8 million is due to: (1) a reduction in the statutory federal income tax rate from 35% in 2017 to 21% in 2018; (2) recognition in 2018 of tax benefits of New York State (“NYS”) and NYC net operating loss carryforwards that originated in 2017 of $542,000; (3) recognition of $717,000 in tax benefits related to accelerated tax depreciation resulting from a cost segregation study; and (4) higher tax benefits in the 2018 period from BOLI. These items are the major contributors to the decline in the Corporation’s effective tax rate from 22.0% in 2017 to 10.9% in 2018. Management expects the Corporation’s effective tax rate to normalize in the range of 15% to 16% in 2019.

Analysis of Fourth Quarter 2018 Earnings.  Net income for the fourth quarter of 2018 was $10.1 million, representing an increase of $2.5 million, or 33.4%, over $7.6 million earned in the same quarter of last year. The increase is primarily attributable to increases in net interest income of $1.8 million and noninterest income, before securities losses, of $1.5 million, and a decrease in the provision for loan losses of $4.0 million. These items were partially offset by increases in noninterest expense and income tax expense of $446,000 and $765,000, respectively, and securities losses of $5.4 million in 2018 versus $1.9 million in 2017.

The increase in net interest income largely occurred for the same reasons discussed with respect to the full year period and because of an increase in prepayment penalties and late charges of $283,000. The increase in noninterest income, before securities losses, was mainly due to the aforementioned gain on the sale of bank premises and higher cash value accretion on BOLI. The decrease in the provision for loan losses was primarily attributable to improved economic conditions, lower loan growth and lower net chargeoffs in the fourth quarter of 2018, partially offset by a decrease in specific reserves in the 2017 period. The credit provision in the fourth quarter of 2018 arose for the same reasons discussed hereinafter with respect to the full year period. The increase in noninterest expense largely occurred for the same reasons discussed with respect to the full year period. The increase in income tax expense is mainly due to higher pre-tax income in the current quarter and a $909,000 credit to income tax expense in the 2017 quarter resulting from the passage of the Tax Act, partially offset by the aforementioned reduction in the statutory federal income tax rate.

Asset Quality. The Bank’s allowance for loan losses to total loans was 1.15% at year-end 2017 and trended down to .94% by December 31, 2018. The decrease was driven mainly by an improvement in economic conditions and reductions in historical loss rates and growth rates on certain pools of loans.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $2.1 million, or .07% of total loans outstanding, at December 31, 2018, compared to $1.0 million, or .03%, at December 31, 2017. The increase in nonaccrual loans is due to loans of $5.0 million transferred to nonaccrual status partially offset by paydowns, loan sales and chargeoffs. Troubled debt restructurings amounted to $1.8 million, or .05% of total loans outstanding, at December 31, 2018. Of the troubled debt restructurings, $1.3 million are performing in accordance with their modified terms and $472,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $909,000, or .03% of total loans outstanding, at December 31, 2018, compared to $2.8 million, or .09%, at December 31, 2017.

The credit quality of the Bank’s securities portfolio also remains excellent. The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 76% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies and investment grade corporate bonds of large U.S. financial institutions. In selecting securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the securities in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives and Challenges We Face. The Bank’s strategy remains focused on increasing shareholder value through loan and deposit growth when conditions warrant and the maintenance of stellar credit quality, a strong efficiency ratio and an optimal amount of capital. We currently have 52 branches in Nassau and Suffolk Counties, Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan and will continue to open new branches but at a slower pace. In addition, management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

As previously discussed, in response to the flattening yield curve management implemented a variety of measures to stabilize net interest margin and reduce operating expenses and thereby enable continued earnings growth. Additional steps are likely. As a result of actions already taken, quarterly net interest margin increased in the fourth quarter of 2018 as compared to the third quarter. However, net interest margin remains under pressure and is expected to be negatively impacted by further deposit repricings and increases in the federal funds rate. Management will continue to be measured and disciplined in its approach to the deposit repricings, deposit rate promotions and loan growth, and will not meaningfully loosen its underwriting standards to improve net interest margin. Assuming the persistence of the relatively flat yield curve, management believes that net interest margin for 2019 could be approximately 2.55%.

With respect to its lending activities, the Bank will continue to prudently manage concentration and credit risk and maintain its broker and correspondent relationships. Commercial mortgage loans will be emphasized over residential mortgage loans because of the better yield and shorter duration that such mortgages generally provide. Small business credit scored loans, equipment finance loans and SBA loans, along with the Bank’s traditional commercial and industrial loan products, will be originated to diversify the Bank’s loan portfolio and help mitigate the impact on net interest margin of the flattening yield curve.

In the current environment, banking regulators are concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels, liquidity, cybersecurity and predatory sales practices. Regulatory requirements, the cost of compliance and vigilant supervisory oversight are exerting downward pressure on revenues and upward pressure on required capital levels and operating expenses.

Overview – 2017 Versus 2016

Analysis of 2017 Earnings. Net income and diluted EPS for 2017 were $35.1 million and $1.43, respectively, representing increases of 13.7% and 6.7%, respectively, over the comparable 2016 amounts. Dividends per share increased 5.5% from $.55 for 2016 to $.58 for 2017. ROA and ROE for 2017 were .95% and 10.51%, respectively, as compared to .93% and 10.62%, respectively, for 2016.

Net income for 2017 increased $4.2 million over 2016. The increase was primarily attributable to increases in net interest income of $10.4 million, or 12.1%, and noninterest income, before securities gains and losses, of $1.2 million, or 15.8%. The impact of these items was partially offset by securities losses of $1.9 million and increases in the provision for loan losses of $1.4 million, noninterest expense, before debt extinguishment costs of $3.2 million, or 6.3%, and income tax expense of $840,000.

The increase in net interest income was mainly attributable to growth in average interest-earning assets of $335.6 million, or 10.4%, which was driven by an increase in the average balance of loans of $393.9 million, or 16.7%. Although most of the loan growth occurred in residential and commercial mortgage loans, commercial and industrial loans also grew with an increase in average outstandings of $19.6 million, or 18.9%. The growth in loans was funded mainly by growth in the average balances of noninterest-bearing checking deposits of $81.0 million, or 10.2%, interest-bearing deposits of $140.8 million, or 7.8%, short-term borrowings of $74.7 million and stockholders’ equity of $43.3 million, or 14.9%. Also funding the growth in loans was a decrease in the average balance of taxable investment securities of $46.7 million, or 12.5%.

The increase in noninterest income, before securities gains and losses, of $1.2 million, or 15.8%, was primarily attributable to increases in income from BOLI of $530,000, service charges on deposit accounts of $126,000, checkbook income of $116,000 and Investment Management Division income of $90,000. Also contributing to the increase in noninterest income were refunds of sales taxes, real estate taxes and telecommunications charges of $167,000.

The increase in noninterest expense, before debt extinguishment costs, of $3.2 million, or 6.3%, was primarily attributable to increases in salaries of $2.0 million, or 9.2%, employee benefits expense of $261,000, or 3.8%, occupancy and equipment expense of $981,000, or 10.6%, and marketing expense of $389,000. Also contributing to the increase was a valuation allowance of $725,000 recorded in the fourth quarter of 2017 on other real estate owned. The impact of these items was partially offset by decreases in consulting fees of $635,000, computer and telecommunications expense of $743,000 and FDIC insurance expense of $201,000.

During the fourth quarter of 2017, the Bank sold approximately $88.6 million of mortgage-backed securities with a yield of 1.55% and an expected average life of 3.4 years and reinvested substantially all of the proceeds in mortgage-backed securities with a yield of 2.61% and an expected average life of 4.9 years. The sale resulted in a pre-tax loss of $1.9 million and an after-tax loss of $1.3 million, or $.05 per share. Due to changes in federal tax law enacted in December 2017, most of the future incremental income will be taxed at a federal tax rate of 21% while the $1.9 million pre-tax loss in 2017 received a federal tax benefit at a rate of 35%. Considering both the future incremental income on the replacement securities and the change in the federal tax rate effective in 2018, the payback period for the 2017 loss is approximately 1.7 years. The securities loss negatively impacted 2017 ROA and ROE by 3 and 38 basis points, respectively.

The $1.4 million increase in the provision for loan losses in 2017 was mainly due to more loan growth, an increase in net chargeoffs of $448,000 from $679,000 in 2016 to $1,127,000 in 2017 and a decline in historical loss rates in 2016. The impact of these items was partially offset by improved economic conditions in 2017 and a $510,000 decline in specific reserves on loans individually deemed to be impaired.

The $840,000 increase in income tax expense was due to higher pre-tax earnings in 2017 and a decline in income from tax-exempt securities. Another important contributor to the increase in income tax expense was the fact that in 2017 the Corporation was subject to NYS and NYC taxes based on capital rather than business income and did not record the potential NYS and NYC tax benefits of deductible temporary differences that arose in 2017. The impact of these items was partially offset by a $909,000 credit to income tax expense in 2017 resulting from a reduction in the Corporation’s net deferred tax liability to reflect the decrease in the federal income tax rate effective January 1, 2018. In addition, the Corporation realized higher tax benefits in 2017 from stock awards and BOLI. The vesting and exercise of stock awards resulted in tax benefits over and above those accrued during the vesting period of $762,000 and $385,000 in 2017 and 2016, respectively.

Analysis of Fourth Quarter 2017 Earnings.  Net income for the fourth quarter of 2017 was $7.6 million, up slightly from $7.5 million in the same quarter of 2016. The increase was primarily attributable to increases in net interest income and income from BOLI of $1.9 million and $188,000, respectively, and decreases in the provision for loan losses and income tax expense of $319,000 and $968,000, respectively. These items were substantially offset by increases in salaries and occupancy and equipment expense of $536,000 and $380,000, respectively, and the aforementioned securities loss and valuation allowance of $1.9 million and $725,000, respectively. The securities loss negatively impacted fourth quarter 2017 ROA and ROE by 13 and 141 basis points, respectively. The decrease in the provision for loan losses was primarily driven by a decrease in specific reserves in the fourth quarter of 2017 of $821,000 versus an increase of $482,000 in the same quarter of 2016, as partially offset by higher net chargeoffs in the 2017 quarter and adjustments to qualitative factors used in determining the allowance for loan losses. The decrease in income tax expense occurred because of lower pre-tax earnings in the fourth quarter of 2017 and for the same reasons discussed above with respect to the full year periods. Other fourth quarter variances occurred for substantially the same reasons discussed above with respect to the full year 2017 and 2016 periods.

Asset Quality. The Bank’s allowance for loan losses to total loans decreased three basis points from 1.18% at year-end 2016 to 1.15% at year-end 2017. The decrease was primarily due to an improvement in the local housing market and overall economic conditions and a decline in specific reserves.

The overall credit quality of the Bank’s loan portfolio at year end 2017 was excellent. Nonaccrual loans amounted to $1.0 million, or .03% of total loans outstanding, at December 31, 2017, compared to $2.6 million, or .10%, at December 31, 2016. The decrease was attributable to paydowns and loans returned to an accrual status, partially offset by new nonaccrual loans. Troubled debt restructurings amounted to $1.0 million, or .04% of total loans outstanding, at December 31, 2017, representing a decrease of $498,000 from year-end 2016. The decrease was primarily attributable to payoffs of some loans and paydowns on other loans. Troubled debt restructurings at year-end 2017 included $785,000 that were performing in accordance with their modified terms and $100,000 that were nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $2.8 million, or .09% of total loans outstanding, at December 31, 2017, compared to $1.1 million, or .04%, at December 31, 2016.

The credit quality of the Bank’s securities portfolio was also excellent. The Bank’s mortgage securities were backed by mortgages underwritten on conventional terms, with 74% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consisted of high quality, general obligation municipal securities rated AA or better by major rating agencies.

Tax Reform. On December 22, 2017, the Tax Act was signed into law. The most significant impact of the Tax Act on the Corporation was a reduction in the federal corporate tax rate from 35% to 21% commencing in 2018. Some of the other provisions affecting the Corporation were:

•	Advance refunding municipal bonds issued after December 31, 2017 are no longer tax-exempt.
•	The Corporation is no longer able to deduct any compensation in excess of $1 million paid to a named executive officer.
•	Bonus depreciation is increased to 100% for qualified property placed in service after September 27, 2017 and before January 1, 2023, with phase downs over the next four years.
•	The immediate expensing of tangible property that qualifies as Internal Revenue Code Section 179 property was increased to $1 million with an increase of the phase-out threshold to $2.5 million.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed. The Bank’s highest average annualized loss experience over periods of 24, 36, 48 or 60 months is generally the starting point in determining its allowance for loan losses for each pool of loans. Management believes that this approach appropriately reflects losses from the current economic cycle and those incurred losses in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions. In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others: (1) delinquencies; (2) economic conditions as judged by things such as national and local unemployment levels; (3) changes in value of underlying collateral as judged by things such as median home prices, commercial vacancy rates and forecasted vacancy and rental rates in the Bank’s service area; (4) trends in the nature and volume of loans; (5) concentrations of credit; (6) changes in lending policies and procedures; (7) experience, ability and depth of lending staff; (8) changes in the quality of the loan review function; (9) environmental risks; and (10) loan risk ratings. Substantially all of the Bank’s allowance for loan losses allocable to pools of loans that are collectively evaluated for impairment results from these qualitative adjustments to historical loss experience. Because of the nature of the qualitative factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

	2018			2017			2016
(dollars in thousands)	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Interest-earning bank balances	$29,588	$561	1.90%	$25,356	$281	1.11%	$32,711	$168.51%
Investment securities:
Taxable	357,650	11,479	3.21	327,491	7,473	2.28	374,199	7,813	2.09
Nontaxable (1)	451,174	16,978	3.76	461,149	20,744	4.50	465,457	21,056	4.52
Loans (1)	3,177,519	112,790	3.55	2,758,116	97,040	3.52	2,364,187	82,469	3.49
Total interest-earning assets	4,015,931	141,808	3.53	3,572,112	125,538	3.51	3,236,554	111,506	3.45
Allowance for loan losses	(34,960)			(32,022)			(28,238)
Net interest-earning assets	3,980,971			3,540,090			3,208,316
Cash and due from banks	36,377			31,555			30,450
Premises and equipment, net	40,240			36,279			31,597
Other assets	119,753			87,926			58,945
	$4,177,341			$3,695,850			$3,329,308
Liabilities and Stockholders'
Equity:
Savings, NOW & money market
deposits	$1,720,936	12,105.70		$1,635,044	7,113.44		$1,501,096	5,344.36
Time deposits	493,584	10,452	2.12	305,029	5,479	1.80	298,194	5,107	1.71
Total interest-bearing deposits	2,214,520	22,557	1.02	1,940,073	12,592.65		1,799,290	10,451.58
Short-term borrowings	210,023	4,858	2.31	132,137	1,345	1.02	57,395	296.52
Long-term debt	413,564	8,315	2.01	408,170	7,772	1.90	375,159	7,255	1.93
Total interest-bearing liabilities	2,838,107	35,730	1.26	2,480,380	21,709.88		2,231,844	18,002.81
Checking deposits	953,828			872,660			791,698
Other liabilities	10,530			8,722			14,960
	3,802,465			3,361,762			3,038,502
Stockholders' equity	374,876			334,088			290,806
	$4,177,341			$3,695,850			$3,329,308
Net interest income (1)		$106,078			$103,829			$93,504
Net interest spread (1)			2.27%			2.63%			2.64%
Net interest margin (1)			2.64%			2.91%			2.89%

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. In 2018, the tax-equivalent amount of $1.00 of nontaxable income was $1.27 using the statutory federal income tax rate of 21%. For 2017 and 2016, the tax-equivalent amount of $1.00 of nontaxable income was $1.54 using the statutory federal income tax rate of 35%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to a combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	2018 versus 2017			2017 versus 2016
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Income:
Interest-earning bank balances	$53	$227	$280	$(45)	$158	$113
Investment securities:
Taxable	740	3,266	4,006	(1,027)	687	(340)
Nontaxable	(440)	(3,326)	(3,766)	(194)	(118)	(312)
Loans	14,880	870	15,750	13,854	717	14,571
Total interest income	15,233	1,037	16,270	12,588	1,444	14,032
Interest Expense:
Savings, NOW & money market deposits	392	4,600	4,992	507	1,262	1,769
Time deposits	3,857	1,116	4,973	119	253	372
Short-term borrowings	1,112	2,401	3,513	600	449	1,049
Long-term debt	104	439	543	630	(113)	517
Total interest expense	5,465	8,556	14,021	1,856	1,851	3,707
Increase (decrease) in net interest income	$9,768	$(7,519)	$2,249	$10,732	$(407)	$10,325

Net Interest Income – 2018 Versus 2017

Net interest income on a tax-equivalent basis was $106.1 million in 2018, an increase of $2.2 million, or 2.2%, over $103.8 million in 2017. The increase is primarily attributable to growth in the average balance of loans of $419.4 million, or 15.2%, and higher interest income from improved yields on taxable investment securities, partially offset by higher funding costs, a decline in prepayment penalties and late charges of $758,000 and the impact of the aforementioned reduction in the federal income tax rate on tax-equivalent interest income. Loans grew primarily because of increases in commercial and residential mortgage loans. Growth in the average balance of loans was funded mainly by increases in the average balances of noninterest bearing checking deposits of $81.2 million, or 9.3%, interest-bearing deposits of $274.4 million, or 14.1%, borrowings of $83.3 million, or 15.4%, and stockholders’ equity of $40.8 million, or 12.2%.

Net interest margin for 2018 was 2.64%, down 27 basis points from 2.91% for 2017. The decrease in net interest margin is largely attributable to:

•	A reduction in prepayment penalties and late charges from $2.1 million for 2017 to $1.3 million for 2018, thus reducing net interest margin by 3 basis points;
•	Yield curve flattening resulting from a significant increase in the federal funds target rate with lesser increases in intermediate and longer-term interest rates;
•

Timing differences between the repricing of interest-earning assets and interest-bearing liabilities in a rising rate environment. While non-maturity deposits and short-term borrowings are subject to immediate repricing with changes in market interest rates, securities and most of the Bank’s loans reprice over time upon paydown or maturity;

•	Competitive market pressure to raise deposit rates to fund growth and protect against deposit outflows; and
•

A reduction in the statutory federal income tax rate from 35% for 2017 to 21% for 2018, thus reducing the tax-equivalent amount of each dollar of tax-exempt income and causing a 9 basis point decline in net interest margin.

When comparing 2018 to 2017, these factors largely account for the significant increases experienced by the Bank in the cost of its non-maturity deposits and short-term borrowings of 26 basis points and 129 basis points, respectively, with a much more modest increase occurring in its loan portfolio yield of 3 basis points and a decrease in the non-taxable securities portfolio yield of 74 basis points.

Management has implemented and will continue to implement a variety of measures designed to stabilize net interest margin. These measures slowed the rate of decline in quarterly net interest margin in the second and third quarters of 2018 and made a significant contribution to an increase in the fourth quarter. They include, among others, the following:

•

Reducing overall balance sheet growth by slowing loan growth and the related need for funding. As a result, management has been able to slow the pace of branch openings and related growth in noninterest expense, limit deposit rate promotions and be more selective in offering higher rates to new and existing customers;

•	Changing the mix of loans being originated toward higher yielding commercial mortgages rather than lower yielding residential mortgages;

•

Restructuring the securities portfolio by selling lower yielding securities and replacing them with higher yielding securities or using the proceeds to eliminate inefficient leverage by paying down borrowings.  The overall yield on the taxable securities portfolio increased by 87 basis points, or from 3.06% in the third quarter to 3.93% in the fourth quarter, mainly due to the restructuring transactions; and

•

Hedging a portion of short-term borrowings with interest rate swaps and thereby providing a degree of net interest margin protection in the event of an increase in overnight borrowing rates. In 2018, the Bank entered into a pay-fixed/receive-variable interest rate swap with a notional amount of $150 million and in January 2019 entered into another pay-fixed/receive-variable interest rate swap with a notional amount of $50 million.

The mortgage loan pipeline at year-end 2018 was a modest $61 million, reflecting management’s tempered approach to loan growth.

During the third and fourth quarters of 2018, the Bank sold $274.4 million of available-for-sale securities in restructuring transactions designed to improve securities portfolio yield and net interest margin and eliminate inefficient leverage. In the third quarter, the Bank sold $135 million of mortgage-backed securities and $39.6 million of short-term municipal bonds with yields of 2.51% and 2.90%, respectively, and reinvested the proceeds in mortgage-backed securities and corporate bonds with an overall yield of 4.02%. In October 2018, the Bank eliminated inefficient leverage by selling $60.6 million of mortgage-backed securities with a yield of 2.51% and used the proceeds to pay down overnight borrowings with a cost of 2.47%. In November 2018, the Bank sold an additional $39.2 million of mortgage-backed securities with a yield of 2.55% and reinvested the proceeds in corporate bonds with an overall current yield of 5.08%. The pre-tax and after-tax loss on all 2018 securities sales totaled $10.4 million and $7.5 million, respectively, and the payback period, excluding the deleveraging transaction, is approximately 2.0 years. Because these transactions were completed toward the end of 2018, they had only a partial impact on interest income and net interest margin for the year. On a full year basis for 2019, interest income and net interest margin are expected to benefit from these transactions by approximately $3.7 million and 11 basis points, respectively.

Net Interest Income – 2017 Versus 2016

Net interest income on a tax-equivalent basis was $103.8 million in 2017, an increase of $10.3 million, or 11.0%, over $93.5 million in 2016. The increase was mainly attributable to growth in average interest-earning assets of $335.6 million, or 10.4%, which was driven by an increase in the average balance of loans of $393.9 million, or 16.7%. The growth in loans was funded mainly by growth in the average balances of noninterest bearing checking deposits of $81.0 million, or 10.2%, interest-bearing deposits of $140.8 million, or 7.8%, short-term borrowings of $74.7 million and stockholders’ equity of $43.3 million, or 14.9%. Also funding the growth in loans was a decrease in the average balance of taxable investment securities of $46.7 million, or 12.5%. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative and deposit promotions. Substantial contributors to the growth in stockholders’ equity were net income, $35.3 million of capital raised in an underwritten public offering in the first half of 2016 and an ongoing issuance of shares under the Corporation’s DRIP. During 2017, shares issued under the DRIP added $22.6 million to capital. These sources of capital were partially offset by the declaration of cash dividends which amounted to $14.1 million.

Net interest income also benefitted from an improvement in the Bank’s net interest margin. Net interest margin was 2.91% for 2017 as compared to 2.89% for 2016. The increase in net interest margin was attributable to higher portfolio yields on loans and taxable securities partially offset by higher rates on deposits and borrowings. The cost of deposits and borrowings were driven up, by among other things, increases in the federal funds target rate. The level of net interest margin reflected the low interest rate environment that had persisted for an extended period of time.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities and other assets, income on BOLI, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities losses increased $2.7 million, or 26.5%, when comparing 2018 to 2017. The increase is primarily attributable to a gain on the sale of bank premises of $1.2 million, a $565,000 BOLI death benefit and increases of $566,000 in cash value accretion on BOLI, $356,000 in the net credit relating to the non-service cost components of the Bank’s defined benefit pension plan and $99,000 on the sale of loans held-for-sale. Cash value accretion increased because of purchases of BOLI during the first quarters of 2017 and 2018 of $25 million and $20 million, respectively. The sale of bank premises consisted of the land and building of one bank branch whose deposits will be consolidated with a nearby branch.

Noninterest income before securities gains and losses increased $1.2 million, or 15.8%, when comparing 2017 to 2016. The increase was primarily attributable to increases in income from BOLI of $530,000, service charges on deposit accounts of $126,000, checkbook income of $116,000 and Investment Management Division income of $90,000. Also contributing to the increase in noninterest income were refunds of sales taxes, real estate taxes and telecommunications charges of $167,000. BOLI income increased largely because of $25 million in BOLI purchased during the first quarter of 2017. The increase in service charges on deposit accounts was due to higher overdraft and maintenance and activity charges resulting from, among other things, growth in the number of deposit accounts. Growth in the number of deposit accounts and a reduction in fee waivers contributed to the increase in checkbook income. Investment Management Division income increased largely because equity market gains resulted in an increase in assets under management.

Noninterest Expense

Noninterest expense is comprised of salaries, employee benefits and other personnel expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $5.1 million, or 9.2%, when comparing 2018 to 2017.  The increase is primarily attributable to increases in salaries of $2.6 million, or 10.1%, employee benefits and other personnel expense of $1.3 million, or 17.5%, and occupancy and equipment expense of $1.4 million, or 14.1%. Partially offsetting these increases was a valuation allowance of $725,000 recorded in the fourth quarter of 2017 on other real estate owned. The increase in salaries is primarily due to new branch openings, additions to staff in the back office, normal annual salary adjustments and special salary-related accruals recorded in 2018. The increase in employee benefits and other personnel expense is largely due to increases in incentive compensation expense of $520,000, retirement plan expense of $299,000 and payroll tax expense of $201,000. The increase in occupancy and equipment expense is primarily due to the operating costs of new branches, increases in maintenance and repairs expense and a growth-related increase in depreciation on the Bank’s facilities and equipment.

Noninterest expense before debt extinguishment costs increased $3.2 million, or 6.3%, when comparing 2017 to 2016. The increase was primarily attributable to increases in salaries of $2.0 million, or 9.2%, employee benefits expense of $261,000, or 3.8%, occupancy and equipment expense of $981,000, or 10.6%, and marketing expense of $389,000. Also contributing to the increase was a valuation allowance of $725,000 recorded in the fourth quarter of 2017 on other real estate owned. The impact of these items was partially offset by decreases in consulting fees of $635,000, computer and telecommunications expense of $743,000 and FDIC insurance expense of $201,000. The increase in salaries was primarily due to new branch openings, additions to staff in the back office, higher stock-based compensation expense and normal annual salary adjustments. The increase in employee benefits expense resulted primarily from increases in group health insurance expense of $260,000, incentive compensation expense of $101,000 and payroll tax expense of $88,000, partially offset by a decrease in retirement plan expense of $257,000. The increase in group health insurance expense resulted from increases in staff count and the rates being charged by insurance carriers and the decrease in retirement plan expense resulted from an increase in the discount rate and the favorable performance of plan assets. The increase in occupancy and equipment expense was primarily due to the operating costs of new branches, a growth-related increase in depreciation on the Bank’s facilities and equipment and the cost of servicing equipment. The increase in marketing expense was largely due to new branch and deposit account promotions. The decrease in consulting fees was mainly due to a charge of $800,000 in the second quarter of 2016 for advisory services rendered in connection with renegotiating the Bank’s data processing contract. The decrease in computer and telecommunications expense reflected the cost savings arising from this renegotiation. The decrease in FDIC insurance expense was attributable to a lower FDIC assessment rate effective July 1, 2016, partially offset by a growth-related increase in the assessment base.

Income Taxes

Income tax expense as a percentage of pre-tax book income (“effective tax rate”) was 10.9%, 22.0% and 22.7% in 2018, 2017 and 2016, respectively. Among other things, the Corporation’s effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of BOLI, maintenance of a captive REIT and for 2018, a reduction in the statutory federal income tax rate due to the Tax Act and the benefits of a cost segregation study, state and local net operating loss carryforwards and the BOLI death proceeds.

2018 Versus 2017. The Corporation’s effective tax rate decreased from 22.0% in 2017 to 10.9% in 2018. Income tax expense decreased $4.8 million from $9.9 million in 2017 to $5.1 million in 2018. The decrease in income tax expense is due to: (1) a reduction in the statutory federal income tax rate from 35% in 2017 to 21% in 2018; (2) recognition in 2018 of tax benefits of NYS and NYC net operating loss carryforwards of $542,000; (3) recognition of $717,000 in tax benefits related to accelerated tax depreciation resulting from a cost segregation study; and (4) higher tax benefits in the 2018 period from BOLI. Management expects the Corporation’s effective tax rate to normalize in the range of 15% to 16% in 2019.

2017 Versus 2016. The Corporation’s effective tax rate decreased from 22.7% in 2016 to 22.0% in 2017. The decrease was almost entirely due to higher tax benefits in 2017 from stock awards and BOLI and a $909,000 credit to income tax expense in 2017 resulting from a reduction in the Corporation’s net deferred tax liability to reflect the changes in federal tax law. The impact of these items was partially offset by higher state and local taxes and a decrease in tax-exempt interest on securities and loans. The vesting and exercise of stock awards resulted in tax benefits over and above those accrued during the vesting period of $762,000 and $385,000 in 2017 and 2016, respectively. Higher state and local taxes occurred because for 2017 the Corporation was subject to NYS and NYC taxes based on capital rather than business income and did not record the potential NYS and NYC tax benefits of deductible temporary differences arising in 2017.

Financial Condition

Total assets were $4.2 billion at December 31, 2018, an increase of $346.4 million, or 8.9%, from the previous year-end. The increase was primarily attributable to growth in loans of $313.0 million, or 10.6%, and available-for-sale securities of $37.9 million, or 5.3%.

Asset growth during 2018 was largely funded by growth in deposits, borrowings and stockholders’ equity. Total deposits grew $263.0 million, or 9.3%, to $3.1 billion at December 31, 2018. The growth in deposits is comprised of increases in noninterest-bearing checking deposits of $39.4 million, or 4.4%, and time deposits of $235.6 million, or 72.9%, partially offset by a decrease in savings, NOW and money market deposits of $12.1 million. Substantial contributors to the growth in time deposits were deposit promotions and the issuance of brokered certificates of deposit amounting to $100 million. The growth in borrowings is comprised of an increase in short-term borrowings of $107.8 million, partially offset by a decrease in long-term debt of $61.8 million. Substantial contributors to the growth in stockholders’ equity were net income and the issuance of shares under the Corporation’s stock-based compensation plan and DRIP, partially offset by dividends declared and shares repurchased.

Investment Securities. The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2018, 2017 and 2016.

(in thousands)	2018	2017	2016
Held-to-Maturity Securities:
State and municipals	$5,142	$6,970	$10,419
Pass-through mortgage securities	267	311	361
Collateralized mortgage obligations	95	355	607
	$5,504	$7,636	$11,387
Available-for-Sale Securities:
State and municipals	$420,038	$461,323	$450,660
Pass-through mortgage securities	65,486	71,391	185,809
Collateralized mortgage obligations	154,901	187,414	178,830
Corporate bonds	117,590	—	—
	$758,015	$720,128	$815,299

The following table presents the maturities and weighted average tax equivalent yields of the Bank’s investment securities at December 31, 2018.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-Maturity Securities:
State and municipals	$3,059	3.09%	$2,083	5.26%	$—	—%	$—	—%
Pass-through mortgage securities	—	—	51	6.29	2	5.68	214	4.99
Collateralized mortgage obligations	—	—	—	—	—	—	95	8.53
	$3,059	3.09%	$2,134	5.28%	$2	5.68%	$309	6.08%
Available-for-Sale Securities: (2)
State and municipals	$48,271	5.15%	$37,683	3.30%	$166,086	3.46%	$167,998	3.75%
Pass-through mortgage securities	—	—	—	—	2,347	2.56	63,139	3.08
Collateralized mortgage obligations	—	—	—	—	—	—	154,901	3.34
Corporate bonds	—	—	—	—	117,590	5.14	—	—
	$48,271	5.15%	$37,683	3.30%	$286,023	4.14%	$386,038	3.48%

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

During 2018, the Bank received cash dividends of $2.2 million on its FRB and FHLB stock, representing an average yield of 6.33%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Commercial and industrial	$98,785	$109,623	$126,038	$93,056	$77,140
Commercial mortgages:
Multifamily	756,714	682,593	610,385	572,322	529,093
Other	433,330	414,783	371,142	348,909	222,537
Owner-occupied	91,251	95,631	103,671	115,100	107,345
Residential mortgages:
Closed end	1,809,651	1,558,564	1,238,431	1,025,215	779,994
Revolving home equity	67,710	83,625	86,461	87,848	83,109
Consumer and other	5,958	5,533	9,293	5,733	5,601
	3,263,399	2,950,352	2,545,421	2,248,183	1,804,819
Allowance for loan losses	(30,838)	(33,784)	(30,057)	(27,256)	(23,221)
	$3,232,561	$2,916,568	$2,515,364	$2,220,927	$1,781,598

Maturity and rate information for commercial and industrial loans outstanding at December 31, 2018 is set forth below.

	Maturity
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and industrial loans:
Fixed rate	$302	$23,885	$6,573	$30,760
Variable rate	27,127	34,197	6,701	68,025
	$27,429	$58,082	$13,274	$98,785

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

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans (includes loans held-for-sale):
Troubled debt restructurings	$472	$100	$788	$900	$1,280
Other	1,663	900	1,770	535	424
Total nonaccrual loans	2,135	1,000	2,558	1,435	1,704
Loans past due 90 days or more and still accruing	—	—	621	—	—
Other real estate owned	—	5,125	—	—	—
Total nonperforming assets	2,135	6,125	3,179	1,435	1,704
Troubled debt restructurings - performing	1,289	947	757	3,581	704
Total risk elements	$3,424	$7,072	$3,936	$5,016	$2,408
Nonaccrual loans as a percentage of total loans	.07%	.03%	.10%	.06%	.09%
Nonperforming assets as a percentage of total loans and other real estate owned	.07%	.21%	.12%	.06%	.09%
Risk elements as a percentage of total loans and other real estate owned	.10%	.24%	.15%	.22%	.13%

The following table sets forth the gross interest income that would have been recorded under their original terms on nonaccrual loans and troubled debt restructurings and the actual amounts recorded for the years indicated.

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Gross interest income on nonaccrual loans and troubled debt restructurings:
Amount that would have been recorded during the year under original terms	$185	$101	$153	$276	$127
Actual amount recorded during the year	135	66	82	171	33

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

	December 31, 2018
	Internally Assigned Risk Rating
	Pass				Special
(in thousands)	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$4,278	$6,113	$87,293	$—	$667	$434	$—	$98,785
Commercial mortgages:
Multifamily	—	58,645	698,069	—	—	—	—	756,714
Other	—	13,769	404,069	14,194	1,298	—	—	433,330
Owner-occupied	—	642	85,068	1,090	3,911	540	—	91,251
	$4,278	$79,169	$1,274,499	$15,284	$5,876	$974	$—	$1,380,080

	December 31, 2017
Commercial and industrial	$5,633	$5,594	$97,619	$450	$279	$48	$—	$109,623
Commercial mortgages:
Multifamily	—	35,429	637,699	2,354	7,111	—	—	682,593
Other	—	20,372	384,007	7,567	2,837	—	—	414,783
Owner-occupied	—	887	92,731	—	1,482	531	—	95,631
	$5,633	$62,282	$1,212,056	$10,371	$11,709	$579	$—	$1,302,630

Risk ratings of the Corporation’s residential mortgage loans, home equity lines and other consumer loans are set forth in the tables below. Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

	December 31, 2018
	Internally Assigned Risk Rating
	Pass				Special
(in thousands)	1	2	3	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,756,792	$36,834	$13,899	$312	$—	$1,814	$—	$1,809,651
Revolving home equity	63,291	1,979	1,448	—	249	743	—	67,710
Consumer and other	1,344	3,576	38	—	—	324	—	5,282
	$1,821,427	$42,389	$15,385	$312	$249	$2,881	$—	$1,882,643

	December 31, 2017
Residential mortgages:
Closed end	$1,512,041	$29,270	$12,857	$2,200	$828	$1,368	$—	$1,558,564
Revolving home equity	79,084	2,112	1,469	256	704	—	—	83,625
Consumer and other	4,829	299	108	—	—	—	—	5,236
	$1,595,954	$31,681	$14,434	$2,456	$1,532	$1,368	$—	$1,647,425

Deposit account overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the above tables.

Allowance and Provision for Loan Losses. The allowance for loan losses decreased by $2.9 million during 2018, amounting to $30.8 million, or .94% of total loans, at December 31, 2018, as compared to $33.8 million, or 1.15% of total loans, at December 31, 2017. The decrease of 21 basis points in the reserve coverage ratio is primarily due to an improvement in economic conditions and reductions in historical loss rates and growth rates on certain pools of loans.

During 2018, the Bank had loan chargeoffs and recoveries of $1.5 million and $306,000, respectively, and recorded a credit provision for loan losses $1.8 million. The credit provision for loan losses for 2018 resulted from a consistently applied pre-determined methodology and was primarily attributable to:

•	Lower levels of national and local unemployment measured on a 12-month rolling average basis;
•	Increases in the value of underlying collateral measured by such things as median home prices and commercial vacancy rates;
•	Continued improvement in overall economic conditions; and
•

A decline in historical loss rates. In calculating the provision for loan losses, the historical loss rate applied to each pool of loans is equal to  the highest average annualized loss rate over a lookback period of 24, 36, 48 and 60 months.

•	The impact of the preceding factors on the provision for loan losses was partially offset by loan growth and net chargeoffs.

During 2017, the Bank had loan chargeoffs and recoveries of $1.1 million and $19,000, respectively, and recorded a $4.9 million provision for loan losses. The $4.9 million provision for loan losses was primarily attributable to loan growth and net chargeoffs, partially offset by an improvement in the local housing market and in overall economic conditions.

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

The following table sets forth changes in the Bank’s allowance for loan losses.

	Year ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of year	$33,784	$30,057	$27,256	$23,221	$20,848
Loans charged off:
Commercial and industrial	683	102	445	166	96
Commercial mortgages:
Multifamily	—	—	—	91	—
Other	—	—	—	1	37
Owner-occupied	—	820	—	—	400
Residential mortgages:
Closed end	552	97	259	7	121
Revolving home equity	253	100	—	67	173
Consumer and other	9	27	5	37	7
	1,497	1,146	709	369	834
Recoveries of loans charged off:
Commercial and industrial	34	13	4	7	2
Commercial mortgages:
Multifamily	—	—	—	27	—
Other	—	—	—	39	—
Residential mortgages:
Closed end	118	3	9	9	3
Revolving home equity	150	—	12	5	4
Consumer and other	4	3	5	—	9
	306	19	30	87	18
Net chargeoffs	1,191	1,127	679	282	816
Provision for loan losses	(1,755)	4,854	3,480	4,317	3,189
Balance, end of year	$30,838	$33,784	$30,057	$27,256	$23,221
Ratio of net chargeoffs to
average loans outstanding	.04%	.04%	.03%	.01%	.05%

The following table sets forth the allocation of the Bank’s total allowance for loan losses by loan type.

	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and industrial	$1,158	3.0%	$1,441	3.7%	$1,408	4.9%	$928	4.1%	$838	4.3%
Commercial mortgages:
Multifamily	5,851	23.2	6,423	23.2	6,119	24.0	6,858	25.5	7,207	29.3
Other	3,783	13.3	4,734	14.1	4,296	14.6	3,674	15.5	2,340	12.3
Owner-occupied	743	2.8	1,076	3.2	959	4.1	1,047	5.1	1,023	6.0
Residential mortgages:
Closed end	18,844	55.4	19,347	52.8	15,740	48.6	13,639	45.6	10,599	43.2
Revolving home equity	410	2.1	689	2.8	1,401	3.4	1,016	3.9	1,121	4.6
Consumer and other	49.2		74.2		134.4		94.3		93.3
	$30,838	100.0%	$33,784	100.0%	$30,057	100.0%	$27,256	100.0%	$23,221	100.0%

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at December 31, 2018. Most of these loans were made to businesses and consumers on Long Island and in the boroughs of NYC, and a large percentage of these loans are secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment and other income of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled. These sources of repayment are dependent on, among other things, the strength of the local economy.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits grew $263.0 million, or 9.3%, to $3.1 billion at December 31, 2018. The increase is attributable to growth in noninterest-bearing checking deposits of $39.4 million, or 4.4%, and time deposits of $235.6 million, or 72.9%, partially offset by a decrease in savings, NOW and money market deposits of $12.1 million. The increase in time deposits includes $100 million of brokered certificates of deposit issued during the first quarter of 2018.

The remaining maturities of the Bank’s time deposits at December 31, 2018 can be found in “Note E – Deposits” to the Corporation’s December 31, 2018 consolidated financial statements.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements. Total borrowings increased $46.0 million during 2018 to $751.0 million at year-end. The increase is comprised of an increase in short-term borrowings of $107.8 million, partially offset by a decrease in long-term debt of $61.8 million. Short-term borrowings are used to, among other things, offset the seasonal outflow of deposits. The decrease in long-term debt includes maturities of $101.5 million, partially offset by new fixed rate long-term FHLB borrowings of $39.7 million.

Deleveraging Transactions. During the third and fourth quarters of 2018, the Bank sold $274.4 million of available-for-sale securities in restructuring transactions designed to improve securities portfolio yield and net interest margin and eliminate inefficient leverage. In the third quarter, the Bank sold $135 million of mortgage-backed securities and $39.6 million of short-term municipal bonds with yields of 2.51% and 2.90%, respectively, and reinvested the proceeds in mortgage-backed securities and corporate bonds with an overall yield of 4.02%. In October 2018, the Bank eliminated inefficient leverage by selling $60.6 million of mortgage-backed securities with a yield of 2.51% and used the proceeds to pay down overnight borrowings with a cost of 2.47%. In November 2018, the Bank sold an additional $39.2 million of mortgage-backed securities with a yield of 2.55% and reinvested the proceeds in corporate bonds with an overall current yield of 5.08%. The pre-tax and after-tax loss on all 2018 securities sales totaled $10.4 million and $7.5 million, respectively, and the payback period, excluding the deleveraging transaction, is approximately 2.0 years. Because these transactions were completed toward the end of 2018, they had only a partial impact on interest income and net interest margin for the year. On a full year basis for 2019, interest income and net interest margin are expected to benefit from these transactions by approximately $3.7 million and 11 basis points, respectively.

During the fourth quarter of 2017, the Bank sold approximately $88.6 million of mortgage-backed securities with a yield of 1.55% and an expected average life of 3.4 years and reinvested substantially all of the proceeds in mortgage-backed securities with a yield of 2.61% and an expected average life of 4.9 years. The sale resulted in a pre-tax loss of $1.9 million and an after-tax loss of $1.3 million. During the first quarter of 2017, the Bank executed a deleveraging transaction in which the Bank sold approximately $40 million of mortgage-backed securities at a gain of $57,000 and used the resulting proceeds to pay down short-term borrowings. During the second quarter of 2016, the Bank executed a deleveraging transaction involving the sale of $40.3 million of mortgage-backed securities at a gain of $1.8 million and the prepayment of $30 million of long-term debt at a cost of $1.8 million.

Capital. Stockholders’ equity totaled $388.2 million at December 31, 2018, an increase of $33.7 million from $354.5 million at December 31, 2017. The increase is primarily attributable to net income of $41.6 million and the issuance of shares under the Corporation’s stock-based compensation and DRIP of $19.0 million, partially offset by cash dividends declared of $16.2 million, a decrease in the after-tax value of available-for-sale securities of $5.9 million and the repurchase of common stock amounting to $1.5 million.

The deliberate slowing of balance sheet growth in 2018 eliminated the need to raise capital through the DRIP and has provided the Corporation with an opportunity to control capital growth through stock repurchases at what management believes to be very attractive pricing. In this regard, effective with the second quarter 2018 cash dividend, the Corporation reduced the optional quarterly cash purchase limit per shareholder under the DRIP from $75,000 to $5,000. Effective with the first quarter 2019 cash dividend, optional quarterly cash purchases are currently unavailable.  The change in 2018 substantially reduced the number of shares issued under the DRIP resulting in less dilution to earnings per share. Sale of shares under the DRIP contributed $18.2 million and $22.6 million to capital in 2018 and 2017, respectively, with a substantial portion of the 2018 amount generated during the first half of the year. In addition, in October 2018, the Corporation’s Board of Directors approved a common stock repurchase program in an amount up to $20 million. Under this program, the Corporation may repurchase shares through open market purchases, privately negotiated transactions or in any manner that is compliant with applicable securities laws. The Corporation purchased and retired 77,300 shares of its common stock in the fourth quarter of 2018 at an average price of $19.94 per share, totaling $1.5 million.

The Corporation’s ROE was 11.09%, 10.51% and 10.62% for the years ended December 31, 2018, 2017 and 2016, respectively and its ROA was 1.00%, .95% and .93%, respectively. Book value per share increased 6.3% during 2018 to $15.27 at December 31, 2018. Book value per share was $14.37 and $12.90 at December 31, 2017 and 2016, respectively.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Basel III regulatory capital ratios of the Corporation and the Bank as of December 31, 2018 are set forth in the table below. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.875% applicable to the Bank for 2018, and the Bank was well capitalized under the PCA provisions at December 31, 2018.

	Corporation	Bank
Tier 1 leverage	9.40%	9.45%
Common equity tier 1 risk-based	15.29%	15.38%
Tier 1 risk-based	15.29%	15.38%
Total risk-based	16.48%	16.57%

The Corporation and the Bank implemented the Basel III regulatory capital standards issued by the Federal Reserve Board and the OCC. Basel III includes guidelines with respect to the calculation of risk weighted assets for both on and off-balance-sheet positions. The Corporation and the Bank made a one-time election to exclude accumulated other comprehensive income components from regulatory capital.

Cash Flows and Liquidity

Cash Flows. During 2018, the Corporation’s cash and cash equivalent position decreased by $22.3 million, from $69.7 million at December 31, 2017 to $47.4 million at December 31, 2018. The decrease occurred primarily because cash used to originate loans, purchase securities and BOLI, repay borrowings, repurchase common stock and pay cash dividends exceeded cash provided by the growth in deposits and borrowings, paydowns and sales of securities, paydowns of loans, common stock issued under the DRIP and operations.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

At December 31, 2018, the Bank had approximately $298 million of unencumbered available-for-sale securities. In addition, based on securities and loan collateral in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.2 billion at December 31, 2018.

Off-Balance-Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance-sheet arrangements and contractual obligations at December 31, 2018 are summarized in the table that follows. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity, small business credit scored and certain other lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts shown in the table do not necessarily represent future cash requirements. The amounts shown for long-term debt and time deposits are based on the contractual maturities and do not include interest payments. The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2018 pursuant to off-balance-sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Commitments to extend credit	$235,568	$108,003	$39,894	$13,277	$74,394
Standby letters of credit	3,670	3,265	405	—	—
Long-term debt	362,027	73,500	136,975	131,552	20,000
Operating lease obligations	22,044	2,986	5,741	5,200	8,117
Purchase obligations	9,550	1,593	4,017	3,940	—
Time deposits	559,057	283,259	163,173	49,978	62,647
	$1,191,916	$472,606	$350,205	$203,947	$165,158

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

Impact of Issued But Not Yet Effective Accounting Standards

For a discussion regarding the impact of issued but not yet effective accounting standards, see “Note A – Summary of Significant Accounting Policies” to the Corporation’s consolidated financial statements of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank invests in interest-earning assets, which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits and capital. The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing, and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's net interest income and/or EVE will change when interest rates change. The principal objective of the Bank’s asset liability management activities is to optimize current and future net interest income while at the same time maintain acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

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

The table that follows summarizes the Corporation's cumulative interest rate sensitivity gap at December 31, 2018, based upon significant estimates and assumptions that the Corporation believes to be reasonable. The table arranges interest-earning assets and interest-bearing liabilities according to the period in which they contractually mature or, if earlier, are estimated to repay or reprice. Repayment and repricing estimates are based on internal data, market data and management’s assumptions about factors that are inherently uncertain. These factors include, among others, prepayment speeds, changes in market interest rates and the Bank’s response thereto, early withdrawal of deposits and competition. The balances of non-maturity deposit products have been included in categories beyond three months in the table because management believes, based on past experience and its knowledge of current competitive pressures, that the repricing of these products will lag market changes in interest rates to varying degrees.

	Repricing Period
(in thousands)	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Non- Interest- Sensitive	Total
Assets:
Investment securities	$31,689	$105,615	$322,434	$308,010	$(4,229)	$763,519
Loans	184,616	205,081	1,251,133	1,620,434	(28,703)	3,232,561
Other assets	41,256	81,132	—	—	122,592	244,980
	257,561	391,828	1,573,567	1,928,444	89,660	4,241,060
Liabilities &
Stockholders' Equity:
Checking deposits	—	—	—	—	935,574	935,574
Savings, NOW and
money market deposits	272,338	286,369	862,556	169,078	—	1,590,341
Time deposits,
$100,000 and over	46,094	80,627	145,187	37,257	—	309,165
Time deposits, other	24,646	131,892	67,964	25,390	—	249,892
Borrowed funds	248,923	63,500	418,527	20,000	—	750,950
Other liabilities	—	—	—	—	16,951	16,951
Stockholders' equity	—	—	—	—	388,187	388,187
	592,001	562,388	1,494,234	251,725	1,340,712	4,241,060
Interest-rate sensitivity gap	$(334,440)	$(170,560)	$79,333	$1,676,719	$(1,251,052)	$—
Cumulative interest-rate
sensitivity gap	$(334,440)	$(505,000)	$(425,667)	$1,251,052	$—	$—

As shown in the preceding table, the Bank has a larger volume of interest-bearing deposit accounts and borrowings than interest-earning assets that are subject to repricing in a one-year time frame. Net interest income in the near-term could be negatively impacted if the rates paid on the Bank’s deposit accounts and short-term borrowings are increased at the same time or earlier than, and in an amount equal to or greater than, increases in the rates earned on the Bank’s interest-earning assets as they reprice or cashflows are reinvested. Conversely, an increase in short-term interest rates could positively impact the Bank’s net interest income in the near-term if increases in the rates paid on the Bank’s deposit accounts lag and occur in lesser amounts than increases in the rates earned on the Bank’s interest-earning assets.

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

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for non-maturity deposits such as checking, savings, NOW and money market accounts. The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of non-maturity deposits is not. For non-maturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various non-maturity deposit products in response to changes in general market interest rates. These estimates are based on, among other things, product type, management’s experience with needed deposit rate adjustments in prior interest rate change cycles, the results of a non-maturity deposit study conducted by an independent consultant and updated on a periodic basis and management’s assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at December 31, 2018 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income for the year ending December 31, 2019 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for non-maturity deposits are assumed to have an overall average life of 6.3 years based on the current mix of such deposits and the most recently updated non-maturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending December 31, 2019 and calculations of EVE at December 31, 2018 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 and 200 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except non-maturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at December 31, 2018		Net Interest Income for 2019
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$514,661	-21.8%	$87,476	-18.1%
+ 200 basis point rate shock	563,732	-14.3%	93,918	-12.0%
+ 100 basis point rate shock	615,146	-6.5%	100,576	-5.8%
Base case (no rate change)	657,746	—	106,748	—
- 100 basis point rate shock	679,906	3.4%	111,075	4.1%
- 200 basis point rate shock	650,242	-1.1%	112,516	5.4%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ended December 31, 2019 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its non-maturity deposits in order to remain competitive. Unlike non-maturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. Conversely, an immediate decrease in interest rates of 100 or 200 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its interest-earning assets would lag. The decline in EVE in the minus 200 basis points scenario is predominantly due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on non-maturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated into it by reference contain or may contain various forward-looking statements. These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in thousands)	2018	2017
Assets:
Cash and cash equivalents	$47,358	$69,672

Investment securities:
Held-to-maturity, at amortized cost (fair value of $5,552 and $7,749)	5,504	7,636
Available-for-sale, at fair value	758,015	720,128
	763,519	727,764
Loans:
Commercial and industrial	98,785	109,623
Secured by real estate:
Commercial mortgages	1,281,295	1,193,007
Residential mortgages	1,809,651	1,558,564
Home equity lines	67,710	83,625
Consumer and other	5,958	5,533
	3,263,399	2,950,352
Allowance for loan losses	(30,838)	(33,784)
	3,232,561	2,916,568
Restricted stock, at cost	40,686	37,314
Bank premises and equipment, net	41,267	39,648
Bank-owned life insurance	80,925	59,665
Pension plan assets, net	15,154	19,152
Deferred income tax benefit	3,447	—
Other assets	16,143	24,925
	$4,241,060	$3,894,708
Liabilities:
Deposits:
Checking	$935,574	$896,129
Savings, NOW and money market	1,590,341	1,602,460
Time, $100,000 and over	309,165	203,890
Time, other	249,892	119,518
	3,084,972	2,821,997
Short-term borrowings	388,923	281,141
Long-term debt	362,027	423,797
Accrued expenses and other liabilities	16,951	10,942
Deferred income taxes payable	—	2,381
	3,852,873	3,540,258
Commitments and Contingent Liabilities (Note L)

Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 25,422,740 and 24,668,390 shares	2,542	2,467
Surplus	145,163	127,122
Retained earnings	249,922	224,315
	397,627	353,904
Accumulated other comprehensive income (loss), net of tax	(9,440)	546
	388,187	354,450
	$4,241,060	$3,894,708

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (dollars in thousands, except per share data)	2018	2017	2016
Interest and dividend income:
Loans	$112,784	$97,027	$82,456
Investment securities:
Taxable	12,040	7,754	7,981
Nontaxable	13,413	13,484	13,686
	138,237	118,265	104,123
Interest expense:
Savings, NOW and money market deposits	12,105	7,113	5,344
Time deposits	10,452	5,479	5,107
Short-term borrowings	4,858	1,345	296
Long-term debt	8,315	7,772	7,255
	35,730	21,709	18,002
Net interest income	102,507	96,556	86,121
Provision (credit) for loan losses	(1,755)	4,854	3,480
Net interest income after provision (credit) for loan losses	104,262	91,702	82,641

Noninterest income:
Investment Management Division income	2,175	2,090	2,000
Service charges on deposit accounts	2,634	2,792	2,666
Net gains (losses) on sales of securities	(10,406)	(1,866)	1,868
Other	7,876	5,145	3,970
	2,279	8,161	10,504
Noninterest expense:
Salaries	27,926	25,373	23,258
Employee benefits and other personnel expense	8,539	7,268	6,872
Occupancy and equipment	11,686	10,245	9,264
Debt extinguishment	—	—	1,756
Other	11,755	11,966	12,066
	59,906	54,852	53,216
Income before income taxes	46,635	45,011	39,929
Income tax expense	5,062	9,889	9,049
Net income	$41,573	$35,122	$30,880

Earnings per share:
Basic	$1.64	$1.44	$1.35
Diluted	$1.63	$1.43	$1.34

Cash dividends declared per share	$.64	$.58	$.55

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (in thousands)	2018	2017	2016

Net income	$41,573	$35,122	$30,880

Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(8,485)	1,631	(17,004)
Change in funded status of pension plan	(4,316)	1,718	1,443
Change in net unrealized loss on derivative instrument	(1,130)	—	—
Other comprehensive income (loss) before income taxes	(13,931)	3,349	(15,561)
Income tax expense (benefit)	(4,222)	1,199	(6,433)
Other comprehensive income (loss)	(9,709)	2,150	(9,128)
Comprehensive income	$31,864	$37,272	$21,752

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2016	14,116,677	$1,412	$56,931	$185,069	$7,524	$250,936
Net income				30,880		30,880
Other comprehensive loss					(9,128)	(9,128)
Common stock issued in public
offering, net of issuance costs	1,300,000	130	35,140			35,270
Shares withheld upon the vesting
and conversion of RSUs	(13,393)	(1)	(369)			(370)
Common stock issued under stock
compensation plans	109,409	11	895			906
Common stock issued under
dividend reinvestment and stock
purchase plan	287,498	28	8,414			8,442
3-for-2 stock split	7,898,916	790	(790)			—
Stock-based compensation			1,517			1,517
Cash dividends declared				(12,623)		(12,623)
Balance, December 31, 2016	23,699,107	2,370	101,738	203,326	(1,604)	305,830
Net income				35,122		35,122
Other comprehensive income					2,150	2,150
Shares withheld upon the vesting
and conversion of RSUs	(19,339)	(2)	(525)			(527)
Common stock issued under stock
compensation plans	164,720	17	959			976
Common stock issued under
dividend reinvestment and stock
purchase plan	823,902	82	22,516			22,598
Stock-based compensation			2,434			2,434
Cash dividends declared				(14,133)		(14,133)
Balance, December 31, 2017	24,668,390	2,467	127,122	224,315	546	354,450
Net income				41,573		41,573
Other comprehensive loss					(9,709)	(9,709)
Reclassification of stranded tax
effects upon the adoption of
ASU 2018-02				277	(277)	—
Repurchase of common stock	(77,300)	(8)	(1,533)			(1,541)
Shares tendered upon the exercise
of stock options	(14,549)	(1)	(365)			(366)
Shares withheld upon the vesting
and conversion of RSUs	(27,591)	(3)	(771)			(774)
Common stock issued under stock
compensation plans	174,164	17	727			744
Common stock issued under
dividend reinvestment and stock
purchase plan	699,626	70	18,169			18,239
Stock-based compensation			1,814			1,814
Cash dividends declared				(16,243)		(16,243)
Balance, December 31, 2018	25,422,740	$2,542	$145,163	$249,922	$(9,440)	$388,187

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$41,573	$35,122	$30,880
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(1,755)	4,854	3,480
Provision (credit) for deferred income taxes	(1,601)	1,114	1,233
Provision for losses on other real estate owned	—	725	—
Depreciation and amortization	4,068	3,604	3,219
Premium amortization on investment securities, net	1,714	3,045	4,002
Net losses (gains) on sales of securities	10,406	1,866	(1,868)
Net gain on sale of premises and equipment	(1,176)	—	—
Loss on debt extinguishment	—	—	1,756
Stock-based compensation expense	1,814	2,434	1,517
Accretion of cash surrender value on bank-owned life insurance	(2,134)	(1,568)	(932)
Pension expense (credit) less contribution	(319)	(118)	(1,536)
Increase (decrease) in accrued expenses and other liabilities	4,002	1,031	(3,313)
Other decreases (increases)	2,782	(4,937)	(2,849)
Net cash provided by operating activities	59,374	47,172	35,589
Cash Flows From Investing Activities:
Proceeds from sales of investment securities:
Held-to-maturity	—	355	123
Available-for-sale	263,994	135,695	62,047
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	5,240	6,089	4,322
Available-for-sale	74,639	100,994	108,486
Purchases of investment securities:
Held-to-maturity	(3,059)	(2,606)	(1,403)
Available-for-sale	(397,174)	(144,885)	(267,329)
Proceeds from sales of loans held-for-sale	1,250	—	544
Proceeds from sale of real estate	6,793	—	—
Net increase in loans	(315,389)	(411,908)	(298,361)
Net increase in restricted stock	(3,372)	(5,551)	(3,328)
(Purchases of) proceeds from bank-owned life insurance, net	(18,561)	(25,000)	388
Purchases of premises and equipment, net	(5,687)	(8,891)	(7,250)
Net cash used in investing activities	(391,326)	(355,708)	(401,761)
Cash Flows From Financing Activities:
Net increase in deposits	262,975	213,280	324,042
Net increase (decrease) in short-term borrowings	107,782	74,129	(4,490)
Proceeds from long-term debt	39,680	71,635	43,500
Repayment of long-term debt	(101,450)	(27,050)	(31,756)
Proceeds from issuance of common stock, net	18,239	22,598	43,712
Proceeds from exercise of stock options	312	917	906
Repurchases of common stock	(1,541)	—	—
Shares withheld upon the vesting and conversion of RSUs	(774)	(527)	(370)
Cash dividends paid	(15,585)	(13,703)	(12,078)
Net cash provided by financing activities	309,638	341,279	363,466
Net (decrease) increase in cash and cash equivalents	(22,314)	32,743	(2,706)
Cash and cash equivalents, beginning of year	69,672	36,929	39,635
Cash and cash equivalents, end of period	$47,358	$69,672	$36,929
Supplemental Cash Flow Disclosures:
Cash paid for interest	$35,274	$21,545	$21,158
Cash paid for income taxes	2,490	12,838	9,006
Noncash investing and financing activities:
Cash dividends payable	4,456	3,798	3,368
Additions to other real estate owned	—	5,850	—
Loans transferred from portfolio to held-for-sale	1,151	—	—

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

The accounting and reporting policies of the Corporation reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States. The following is a summary of the Corporation’s significant accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions that generally mature within 90 days.

Investment Securities

Current accounting standards require that investment securities be classified as held-to-maturity, available-for-sale or trading. The trading category is not applicable to any securities in the Bank's portfolio because the Bank does not buy or hold debt or equity securities principally for the purpose of selling in the near term. Held-to-maturity securities, or debt securities which the Bank has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale securities, or debt securities which are neither held-to-maturity securities nor trading securities, are reported at fair value, with unrealized gains and losses, net of the related income tax effect, included in other comprehensive income (loss). Equity securities, if any, are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Interest income includes amortization or accretion of purchase premium or discount. Premiums and discounts on securities are amortized or accreted using the level-yield method. Prepayments are anticipated for mortgage-backed securities. Premiums on municipal securities are amortized to the earlier of the stated maturity date or the first call date, while discounts on municipal securities are accreted to the stated maturity date. Realized gains and losses on the sale of securities are determined using the specific identification method.

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

When OTTI occurs, management considers whether it intends to sell, or, more likely than not, will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).

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

The past due status of a loan is based on the contractual terms in the loan agreement. Unless a loan is well secured and in the process of collection, the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest payments. The accrual of interest income on a loan is also discontinued when it is determined that the borrower will not be able to make principal and interest payments according to the contractual terms of the current loan agreement. When the accrual of interest income is discontinued on a loan, any accrued but unpaid interest is reversed against current period income. Interest received on nonaccrual loans is applied to the outstanding principal balance until the loans qualify for return to an accrual status, if ever. Return to an accrual status occurs when all the principal and interest amounts contractually past due are brought current and all future payments are reasonably assured.

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

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed. Loan pools include: commercial and industrial loans; small business credit scored loans; owner-occupied commercial mortgages; multifamily commercial mortgages; other commercial mortgages; construction and land development loans; first-lien residential mortgages; junior-lien residential mortgages; first-lien home equity lines; junior-lien home equity lines; and consumer loans. The Bank’s highest average annualized loss experience over periods of 24, 36, 48 or 60 months is generally the starting point in determining the allowance for loan losses for each pool of loans. Management believes that this approach appropriately reflects losses from the current economic cycle and those incurred losses in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions. In doing so, management considers a variety of general qualitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others: (1) delinquencies, (2) economic conditions as judged by things such as national and local unemployment levels, (3) changes in value of underlying collateral as judged by things such as median home prices, commercial vacancy rates and forecasted vacancy and rental rates in the Bank’s service area, (4) trends in the nature and volume of loans, (5) concentrations of credit, (6) changes in lending policies and procedures, (7) experience, ability and depth of lending staff, (8) changes in the quality of the loan review function, (9) environmental risks, and (10) loan risk ratings. Substantially all of the Bank’s allowance for loan losses allocable to pools of loans that are collectively evaluated for impairment results from these qualitative adjustments to historical loss experience. Because of the nature of the qualitative factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

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

Bank Premises and Equipment

Land is carried at cost. Other bank premises and equipment are carried at cost less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method over their estimated useful lives, which range from 31 to 40 years. Building and leasehold improvements are depreciated using the straight-line method over the remaining lives of the buildings or leases, as applicable, or their estimated useful lives, whichever is shorter. The lives of the respective leases range from five to twenty years. Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Premises and equipment held-for-sale, if any, is included in Other Assets on the Corporation’s consolidated balance sheet and carried at the lower of cost or fair value.

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

Other Real Estate Owned

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs and is included in other assets on the consolidated balance sheet. Chargeoffs recorded at the time of acquisition are charged to the allowance for loan losses. Thereafter, decreases in the property’s estimated fair value are charged to earnings and credited to a valuation allowance and subsequent recoveries in fair value are credited to earnings and charged to the valuation allowance. Such adjustments to earnings are included in other noninterest expense along with any additional property maintenance costs incurred in owning the property. Rental income received from tenants of other real estate owned is included in other noninterest income.

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

Derivatives

The Corporation records cash flow hedges at the inception of a derivative contract based on management’s intentions and belief as to the likely effectiveness of the hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is recorded in other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The changes in the fair value of a derivative that is not highly effective in hedging the expected cash flows of the hedged item are recognized immediately as noninterest income in the consolidated income statements.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows from hedges are classified in the consolidated statements of cash flows in the same manner as the items being hedged.

The Corporation formally documents the relationship between derivatives and hedged items, as well as the risk management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Corporation also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged item. The Corporation discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, the derivative is settled or terminated, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income (loss) are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Retirement Plans

Pension expense is the sum of service cost, interest cost, amortization of actuarial gains and losses and plan expenses, net of the expected return on plan assets and participant contributions. The service cost component of pension expense is included in salaries on the consolidated statement of income. All other components of pension expense are included in other noninterest income. Employee 401(k) plan expense is equal to the amount of the Corporation’s matching contributions and is included in employee benefits and other personnel expense on the consolidated statement of income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Stockholders’ Equity

Earnings Per Share. The Corporation calculates basic and diluted earnings per share (“EPS”) using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. Basic EPS excludes the dilutive effect of outstanding stock options and restricted stock units (“RSUs”) and is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and RSUs were converted into shares of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of common shares and dilutive stock options and RSUs. 6,122 RSUs were excluded from the calculation of EPS at December 31, 2018 because their inclusion would be anti-dilutive. There were no anti-dilutive stock options or RSUs at December 31, 2017 or 2016. Other than the stock options and RSUs described in “Note I – Stock-Based Compensation”, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

The following table is a calculation of basic and diluted EPS for the periods indicated.

(dollars in thousands, except per share data)	2018	2017	2016
Net income	$41,573	$35,122	$30,880
Income allocated to participating securities (1)	115	128	127
Income allocated to common stockholders	$41,458	$34,994	$30,753

Weighted average:
Common shares	25,293,698	24,219,813	22,745,967
Dilutive stock options and restricted stock units (1)	164,301	255,333	271,929
	25,457,999	24,475,146	23,017,896
Earnings per share:
Basic	$1.64	$1.44	$1.35
Diluted	$1.63	$1.43	$1.34

(1) RSUs awarded in 2016 accrue dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs are considered to participate with common stock in the earnings of the Corporation and, therefore, the Corporation calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. Substantially all of the RSUs awarded in 2016 vested on December 31, 2018.

Stock Split. On October 27, 2016, the Corporation declared a 3-for-2 stock split effected through a 50% stock dividend. Additional shares issued as a result of the stock split are shown for 2016 on the line captioned “3-for-2 stock split” in the Consolidated Statement of Changes in Stockholders’ Equity. Share and per share amounts included in the consolidated financial statements and notes thereto have been adjusted as appropriate to reflect the effect of the split.

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

Compensation expense for RSUs is recognized over the applicable performance or service period, which is usually the vesting period, or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. Compensation expense is adjusted at the end of the performance period, if applicable, to reflect the actual number of shares of the Corporation’s common stock into which the RSUs will be converted. Compensation expense for stock options is recognized ratably over the five-year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. The Corporation accounts for forfeitures as they occur.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. Other comprehensive income (loss) for the Corporation consists of net unrealized holding gains or losses on available-for-sale securities and derivative instruments and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated other comprehensive income (loss) is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income (loss) and the related tax effects are as follows:

(in thousands)	2018	2017	2016
Change in net unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$(18,891)	$(236)	$(15,153)
Reclassification adjustment for losses (gains) included in net income (1)	10,406	1,867	(1,851)
	(8,485)	1,631	(17,004)
Tax effect	(2,569)	685	(6,983)
	(5,916)	946	(10,021)
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	(4,316)	1,700	1,199
Amortization of net actuarial loss included in pension expense (2)	—	18	244
	(4,316)	1,718	1,443
Tax effect	(1,312)	514	550
	(3,004)	1,204	893
Change in unrealized loss on derivative instrument:
Amount of loss recognized during the period	(1,607)	—	—
Reclassification adjustment for net interest expense included in
net income (3)	477	—	—
	(1,130)	—	—
Tax effect	(341)	—	—
	(789)	—	—
Other comprehensive income (loss)	$(9,709)	$2,150	$(9,128)

(1) Represents net realized gains and losses arising from the sale of available-for-sale securities. These net realized gains and losses are included in the consolidated statements of income in the line item, “Net gains (losses) on sales of securities.” See “Note B – Investment Securities” for the income tax expense or benefit related to these net realized gains and losses, which is included in the consolidated statements of income in the line item “Income tax expense.”

(2) Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost (see “Note J – Retirement Plans”) and included in the consolidated statements of income in the line item, “Other noninterest income.”

(3) Represents the net interest expense recorded on a derivative transaction and included in the consolidated statements of income in the line item “Interest expense – short-term borrowings.”

The following sets forth the components of accumulated other comprehensive income (loss), net of tax:

	Current Period Change due to
		Other	Adoption
	Balance	Comprehensive	of ASU	Balance
(in thousands)	12/31/17	Income (Loss)	2018-02 (1)	12/31/18
Unrealized holding gains (losses) on available-for-sale securities	$2,600	$(5,916)	$361	$(2,955)
Unrealized actuarial losses on pension plan	(2,054)	(3,004)	(638)	(5,696)
Unrealized loss on derivative instrument	—	(789)	—	(789)
Accumulated other comprehensive income (loss), net of tax	$546	$(9,709)	$(277)	$(9,440)

(1) The adoption of Accounting Standards Update (“ASU”) 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” in the first quarter of 2018 allowed the Corporation to reclassify certain stranded tax effects arising from the enactment of the Tax Cuts and Jobs Act (“Tax Act”) in December 2017 from accumulated other comprehensive income to retained earnings. See “Adoption of New Accounting Standards” for more information regarding the effects of adopting ASU 2018-02.

Operating Segments

While management monitors the revenue streams of the Bank’s various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial operations of the Bank are aggregated in one reportable operating segment.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers.” While the guidance in ASU 2014-09 supersedes most existing industry-specific revenue recognition accounting guidance, much of a bank’s revenue comes from financial instruments such as debt securities and loans that are scoped-out of the guidance. The amendments in ASU 2014-09 also include improved disclosures to enable users of financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. The adoption of ASU 2014-09 and all subsequent amendments on January 1, 2018, using the modified retrospective transition method, did not materially impact the Corporation’s financial position or results of operations and, as such, no cumulative effect adjustment was recorded. See “Note N – Revenue from Contracts with Customers” for disclosures pertaining to the revenue streams within the scope of ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall.” The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Corporation’s financial position or results of operations but resulted in the prospective application of an exit price notion in the determination of the fair value of certain financial instruments as disclosed in “Note M – Fair Value of Financial Instruments.” Adoption of the ASU also resulted in the elimination of disclosures regarding the methods and assumptions used to estimate fair value. The Bank’s FHLB and FRB stock, included under the line item “Restricted stock, at cost” in the consolidated balance sheets, are specifically excluded from the scope of the ASU.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on the Corporation’s cash flows or disclosures.

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires, among other things, that an employer disaggregate the service cost component from other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement. The adoption of ASU 2017-07 on January 1, 2018 resulted in revised income statement classifications of the components of net periodic pension cost for all periods presented. The Corporation used the amounts disclosed in “Note J – Retirement Plans” as the basis for applying the retrospective presentation requirements of the ASU. See Note J for details of the reclassified amounts. The other amendments in the ASU did not materially impact the Corporation’s financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act which was signed into law on December 22, 2017. Management early-adopted the ASU in the first quarter of 2018 and reclassified $277,000 of stranded tax effect credits from accumulated other comprehensive income to retained earnings on January 1, 2018. The reclassification did not materially impact the Corporation’s financial position or results of operations.

Impact of Issued But Not Yet Effective Accounting Standards

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02, as amended, is effective for interim and annual reporting periods beginning after December 15, 2018. The Corporation utilized the transition method described in ASU 2018-11 “Leases – Targeted Improvements” to implement ASU 2016-02 on January 1, 2019. Upon adoption of the ASU, the Corporation recorded a right-of-use asset and lease liability approximating $15 million. Implementation did not significantly impact the Corporation’s results of operations or regulatory capital ratios, but will require additional disclosures in 2019.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value, including loans, debt securities and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the Chief Financial Officer and Chief Risk Officer. A broader group of Bank staff has been identified to assist, as needed, in implementing the ASU including representatives of the Bank’s loan operations, credit administration, lending, investments and technology functions. The committee has selected and engaged a third-party software provider, developed an implementation timeline, accumulated the historical data needed to implement the ASU and is reviewing the accounting policy decisions, documentation and internal control processes needed to fully implement the ASU. Implementation of ASU 2016-13 is expected to increase the Bank’s allowance for loan losses and add a component to the allowance for certain financial instruments other than loans.

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

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2018 and 2017.

	2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity Securities:
State and municipals	$5,142	$36	$—	$5,178
Pass-through mortgage securities	267	11	—	278
Collateralized mortgage obligations	95	1	—	96
	$5,504	$48	$—	$5,552
Available-for-Sale Securities:
State and municipals	$422,235	$3,220	$(5,417)	$420,038
Pass-through mortgage securities	66,631	24	(1,169)	65,486
Collateralized mortgage obligations	154,378	886	(363)	154,901
Corporate bonds	119,000	—	(1,410)	117,590
	$762,244	$4,130	$(8,359)	$758,015

	2017
Held-to-Maturity Securities:
State and municipals	$6,970	$78	$—	$7,048
Pass-through mortgage securities	311	21	—	332
Collateralized mortgage obligations	355	14	—	369
	$7,636	$113	$—	$7,749
Available-for-Sale Securities:
State and municipals	$453,158	$10,051	$(1,886)	$461,323
Pass-through mortgage securities	72,539	84	(1,232)	71,391
Collateralized mortgage obligations	190,175	15	(2,776)	187,414
	$715,872	$10,150	$(5,894)	$720,128

At December 31, 2018 and 2017, investment securities with a carrying value of $342,712,000 and $423,360,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2018 and 2017.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2018 and 2017 presented by length of time the securities had been in a continuous unrealized loss position.

	2018
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipals	$102,882	$(1,639)	$62,995	$(3,778)	$165,877	$(5,417)
Pass-through mortgage securities	38,421	(142)	23,425	(1,027)	61,846	(1,169)
Collateralized mortgage obligations	32,577	(89)	7,342	(274)	39,919	(363)
Corporate bonds	97,590	(1,410)	—	—	97,590	(1,410)
Total temporarily impaired	$271,470	$(3,280)	$93,762	$(5,079)	$365,232	$(8,359)

	2017
State and municipals	$54,732	$(574)	$28,723	$(1,312)	$83,455	$(1,886)
Pass-through mortgage securities	10,172	(81)	52,652	(1,151)	62,824	(1,232)
Collateralized mortgage obligations	130,267	(1,230)	54,751	(1,546)	185,018	(2,776)
Total temporarily impaired	$195,171	$(1,885)	$136,126	$(4,009)	$331,297	$(5,894)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

(in thousands)	2018	2017	2016

Proceeds	$263,994	$135,695	$62,047

Gains	$300	$382	$1,869
Losses	(10,706)	(2,249)	(18)
Net gain (loss)	$(10,406)	$(1,867)	$1,851

The income tax expense (benefit) related to these net realized gains (losses) was ($2,907,000),  ($782,000) and $772,000 in 2018, 2017 and 2016, respectively, and is included in the consolidated statements of income in the line item, “Income tax expense.”

Sales of Held-to-Maturity Securities. During 2018, the Bank did not sell any securities that were classified as held-to-maturity.

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

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at December 31, 2018 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Held-to-Maturity Securities:
Within one year	$3,059	$3,059
After 1 through 5 years	2,083	2,119
After 5 through 10 years	—	—
After 10 years	—	—
Mortgage-backed securities	362	374
	$5,504	$5,552
Available-for-Sale Securities:
Within one year	$47,839	$48,271
After 1 through 5 years	37,588	37,683
After 5 through 10 years	284,907	283,676
After 10 years	170,901	167,998
Mortgage-backed securities	221,009	220,387
	$762,244	$758,015

NOTE C – LOANS

The following tables set forth by class of loans as of December 31, 2018 and 2017 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	December 31, 2018
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$22	$98,763	$98,785	$—	$1,158	$1,158
Commercial mortgages:
Multifamily	—	756,714	756,714	—	5,851	5,851
Other	—	433,330	433,330	—	3,783	3,783
Owner-occupied	520	90,731	91,251	—	743	743
Residential mortgages:
Closed end	1,814	1,807,837	1,809,651	16	18,828	18,844
Revolving home equity	743	66,967	67,710	—	410	410
Consumer and other	324	5,634	5,958	—	49	49
	$3,423	$3,259,976	$3,263,399	$16	$30,822	$30,838

	December 31, 2017
Commercial and industrial	$48	$109,575	$109,623	$—	$1,441	$1,441
Commercial mortgages:
Multifamily	—	682,593	682,593	—	6,423	6,423
Other	—	414,783	414,783	—	4,734	4,734
Owner-occupied	531	95,100	95,631	—	1,076	1,076
Residential mortgages:
Closed end	1,368	1,557,196	1,558,564	18	19,329	19,347
Revolving home equity	—	83,625	83,625	—	689	689
Consumer and other	—	5,533	5,533	—	74	74
	$1,947	$2,948,405	$2,950,352	$18	$33,766	$33,784

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016.

(in thousands)	Balance at 1/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/18
Commercial and industrial	$1,441	$683	$34	$366	$1,158
Commercial mortgages:
Multifamily	6,423	—	—	(572)	5,851
Other	4,734	—	—	(951)	3,783
Owner-occupied	1,076	—	—	(333)	743
Residential mortgages:
Closed end	19,347	552	118	(69)	18,844
Revolving home equity	689	253	150	(176)	410
Consumer and other	74	9	4	(20)	49
	$33,784	$1,497	$306	$(1,755)	$30,838

(in thousands)	Balance at 1/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/17
Commercial and industrial	$1,408	$102	$13	$122	$1,441
Commercial mortgages:
Multifamily	6,119	—	—	304	6,423
Other	4,296	—	—	438	4,734
Owner-occupied	959	820	—	937	1,076
Residential mortgages:
Closed end	15,740	97	3	3,701	19,347
Revolving home equity	1,401	100	—	(612)	689
Consumer and other	134	27	3	(36)	74
	$30,057	$1,146	$19	$4,854	$33,784

(in thousands)	Balance at 1/1/16	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/16
Commercial and industrial	$928	$445	$4	$921	$1,408
Commercial mortgages:
Multifamily	6,858	—	—	(739)	6,119
Other	3,674	—	—	622	4,296
Owner-occupied	1,047	—	—	(88)	959
Residential mortgages:
Closed end	13,639	259	9	2,351	15,740
Revolving home equity	1,016	—	12	373	1,401
Consumer and other	94	5	5	40	134
	$27,256	$709	$30	$3,480	$30,057

For individually impaired loans, the following tables set forth by class of loans at December 31, 2018, 2017 and 2016 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2018, 2017 and 2016. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

	2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$22	$22	$—	$48	$3
Commercial mortgages - owner-occupied	520	604	—	530	25
Residential mortgages:
Closed end	1,561	1,573	—	1,566	5
Revolving home equity	743	747	—	754	—
Consumer and other	324	324	—	339	17
With an allowance recorded:
Residential mortgages - closed end	253	253	16	266	12
Total:
Commercial and industrial	22	22	—	48	3
Commercial mortgages - owner-occupied	520	604	—	530	25
Residential mortgages:
Closed end	1,814	1,826	16	1,832	17
Revolving home equity	743	747	—	754	—
Consumer and other	324	324	—	339	17
	$3,423	$3,523	$16	$3,503	$62

	2017
With no related allowance recorded:
Commercial and industrial	$48	$48	$—	$67	$5
Commercial mortgages - owner-occupied	531	615	—	654	21
Residential mortgages - closed end	1,095	1,102	—	1,122	7
With an allowance recorded:
Residential mortgages - closed end	273	272	18	280	13
Total:
Commercial and industrial	48	48	—	67	5
Commercial mortgages - owner-occupied	531	615	—	654	21
Residential mortgages - closed end	1,368	1,374	18	1,402	20
	$1,947	$2,037	$18	$2,123	$46

	2016
With no related allowance recorded:
Commercial and industrial	$131	$131	$—	$134	$1
Commercial mortgages - owner-occupied	558	636	—	575	—
Residential mortgages:
Closed end	230	313	—	245	—
Revolving home equity	280	279	—	280	—
With an allowance recorded:
Residential mortgages:
Closed end	626	634	45	641	29
Revolving home equity	1,490	1,491	482	1,493	—
Total:
Commercial and industrial	131	131	—	134	1
Commercial mortgages - owner-occupied	558	636	—	575	—
Residential mortgages:
Closed end	856	947	45	886	29
Revolving home equity	1,770	1,770	482	1,773	—
	$3,315	$3,484	$527	$3,368	$30

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	December 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$—	$43	$—	$—	$43	$98,742	$98,785
Commercial mortgages:
Multifamily	—	—	—	—	—	756,714	756,714
Other	—	—	—	—	—	433,330	433,330
Owner-occupied	—	—	—	—	—	91,251	91,251
Residential mortgages:
Closed end	864	—	—	1,392	2,256	1,807,395	1,809,651
Revolving home equity	—	—	—	743	743	66,967	67,710
Consumer and other	2	—	—	—	2	5,956	5,958
	$866	$43	$—	$2,135	$3,044	$3,260,355	$3,263,399

	December 31, 2017
Commercial and industrial	$20	$—	$—	$—	$20	$109,603	$109,623
Commercial mortgages:
Multifamily	—	—	—	—	—	682,593	682,593
Other	—	—	—	—	—	414,783	414,783
Owner-occupied	—	—	—	—	—	95,631	95,631
Residential mortgages:
Closed end	2,186	21	—	1,000	3,207	1,555,357	1,558,564
Revolving home equity	522	—	—	—	522	83,103	83,625
Consumer and other	7	—	—	—	7	5,526	5,533
	$2,735	$21	$—	$1,000	$3,756	$2,946,596	$2,950,352

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at December 31, 2018 or 2017. In 2017, the Bank took a deed-in-lieu of foreclosure for one commercial real estate property. The property was recorded as other real estate owned at December 31, 2017 and had a carrying value of $5,125,000, which was net of a valuation allowance of $725,000. Other real estate owned at December 31, 2017 consisted solely of the property taken and was included in the consolidated balance sheet under “other assets.” The Bank sold the property for its carrying value in the first quarter of 2018.

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

The following table presents information about loans modified in troubled debt restructurings during the years ended December 31, 2018 and 2016. The Bank did not modify any loans in troubled debt restructurings during 2017.

	Outstanding Recorded Investment			Interest Rates
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
2018:
Residential mortgages - closed end	1	$432	$472	5.86%	4.50%
Consumer and other	1	350	350	6.50%	6.50%
	2	$782	$822
2016:
Commercial and industrial	2	$1,131	$1,131	5.00% and 6.75%	5.00% and 6.75%
Residential mortgages - closed end	1	109	109	3.95%	3.95%
	3	$1,240	$1,240

In 2018, the Bank consolidated an unsecured business line of credit, residential mortgage and home equity line of credit to a single borrower into a new first lien residential mortgage. The restructured residential mortgage resulted in a below market interest rate and extended term. Also in 2018, the Bank modified two consumer loans to a single borrower into one loan. The term of the restructured loan was extended for 12 months and the post-modification interest rate was lower than the current market rate for new debt with similar risk.

The 2016 troubled debt restructurings include the modification of a $1.0 million commercial and industrial loan into a new time loan which was subsequently repaid during 2016. The post-modification interest rates for all of the 2016 restructurings in the table above were lower than the current market rates for new debt with similar risk.

At December 31, 2018, 2017 and 2016, the Bank had an allowance for loan losses of $16,000,  $18,000 and $45,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during 2018, 2017 and 2016 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics. Credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by real estate mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment and other income of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled. These sources of repayment are dependent on, among other things, the strength of the local economy.

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

	December 31, 2018
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$97,684	$—	$667	$434	$—	$98,785
Commercial mortgages:
Multifamily	756,714	—	—	—	—	756,714
Other	417,838	14,194	1,298	—	—	433,330
Owner-occupied	85,710	1,090	3,911	540	—	91,251
	$1,357,946	$15,284	$5,876	$974	$—	$1,380,080

	December 31, 2017
Commercial and industrial	$108,846	$450	$279	$48	$—	$109,623
Commercial mortgages:
Multifamily	673,128	2,354	7,111	—	—	682,593
Other	404,379	7,567	2,837	—	—	414,783
Owner-occupied	93,618	—	1,482	531	—	95,631
	$1,279,971	$10,371	$11,709	$579	$—	$1,302,630

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	December 31, 2018
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,807,525	$312	$—	$1,814	$—	$1,809,651
Revolving home equity	66,718	—	249	743	—	67,710
Consumer and other	4,958	—	—	324	—	5,282
	$1,879,201	$312	$249	$2,881	$—	$1,882,643

	December 31, 2017
	Internally Assigned Risk Rating
(in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,554,168	$2,200	$828	$1,368	$—	$1,558,564
Revolving home equity	82,665	256	704	—	—	83,625
Consumer and other	5,236	—	—	—	—	5,236
	$1,642,069	$2,456	$1,532	$1,368	$—	$1,647,425

Deposit account overdrafts were $676,000 and $297,000 at December 31, 2018 and 2017, respectively. They are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

Loans to Directors and Executive Officers. At December 31, 2018, there were no outstanding loans to directors, including their immediate families and companies in which they are principal owners, or executive officers. The aggregate outstanding amount of these loans was $36,000 at December 31, 2017, all of which was repaid in 2018. There were no loans to directors or executive officers that were nonaccrual at December 31, 2018 or 2017.

NOTE D – PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	December 31,
(in thousands)	2018	2017
Land	$9,038	$9,038
Buildings and improvements	28,201	26,825
Leasehold improvements	14,175	12,652
Furniture and equipment	32,026	30,800
Construction in process	3,412	2,425
	86,852	81,740
Accumulated depreciation and amortization	(45,585)	(42,092)
	$41,267	$39,648

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2018.

Year (dollars in thousands)	Less than $100,000	$100,000 or More	Total
2019	$156,538	$126,721	$283,259
2020	18,285	48,379	66,664
2021	30,492	66,017	96,509
2022	10,489	17,981	28,470
2023	8,698	12,810	21,508
Thereafter	25,390	37,257	62,647
	$249,892	$309,165	$559,057

Time deposits less than $100,000 in the table above include brokered certificates of deposit amounting to $100 million which mature in 2019. The total amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2018 and 2017 was $128.1 million and $75.1 million, respectively. Deposits from executive officers, directors and their affiliates at December 31, 2018 and 2017 were approximately $9.2 million and $9.4 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds at December 31, 2018 and 2017.

	December 31,
(in thousands)	2018	2017
Short-term borrowings:
Securities sold under repurchase agreements	$8,923	$11,141
Federal Home Loan Bank advances	380,000	270,000
	388,923	281,141
Long-term debt:
Securities sold under repurchase agreements	—	5,000
Federal Home Loan Bank advances	362,027	418,797
	362,027	423,797
	$750,950	$704,938

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the consolidated balance sheets and amounted to $1,076,000 and $711,000 at December 31, 2018 and 2017, respectively.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements are short-term, fixed rate financing arrangements as of December 31, 2018.

The following table sets forth information concerning securities sold under repurchase agreements.

(dollars in thousands)	2018	2017
Average daily balance during the year	$15,790	$15,903
Average interest rate during the year	1.31%	1.77%
Maximum month-end balance during the year	$18,548	$19,188
Weighted average interest rate at year-end	.05%	1.72%

At December 31, 2018, securities sold under repurchase agreements amounted to $8,923,000 with overnight contractual maturities and weighted average interest rates of 0.05%. The repurchase agreements are collateralized by $3.1 million of municipal securities.

Federal Home Loan Bank Advances. FHLB advances are collateralized by a blanket lien on residential and commercial mortgage loans with a lendable value of $2.3 billion and $2.0 billion at December 31, 2018 and 2017, respectively. Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.

(dollars in thousands)	2018	2017
Average daily balance during the year	$607,797	$524,404
Average interest rate during the year	2.05%	1.68%
Maximum month-end balance during the year	$742,027	$688,797
Weighted average interest rate at year-end	2.34%	1.75%

The following table sets forth as of December 31, 2018 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate
Overnight	$230,000	2.60%
2019	223,500	2.43
2020	82,750	1.84
2021	54,225	1.90
2022	75,872	2.05
2023	55,680	2.54
After 2023	20,000	2.01
	512,027	2.22
	$742,027	2.34%

Other Borrowings. The Bank had no other borrowings at December 31, 2018 or 2017. In 2018 and 2017, the average balance of other borrowings was de minimus.

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2018, 2017 and 2016 had effective tax rates of 10.9%, 22.0% and 22.7%, respectively. The following table sets forth a reconciliation of the statutory federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(.8)	2.0	.9
Tax-exempt income, net of disallowed cost of funding	(5.8)	(10.2)	(11.8)
BOLI income	(1.2)	(1.2)	(.9)
Excess tax benefit of stock-based compensation	(.9)	(1.7)	(.9)
Impact of cost segregation study	(1.5)	—	—
Impact of federal tax reform on deferred taxes	—	(2.0)	—
Other	.1	.1	.4
	10.9%	22.0%	22.7%

During 2018, the Corporation completed a cost segregation study which enabled  the acceleration of tax depreciation and resulted in a credit to income tax expense of $717,000.

Upon enactment of the Tax Act on December 22, 2017, the Corporation recorded a $909,000 credit to income tax expense to reflect a decrease in its net deferred tax liability.

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$5,975	$8,139	$7,407
State and local	688	636	409
	6,663	8,775	7,816
Deferred:
Federal	(458)	335	1,114
State and local	(1,143)	779	119
	(1,601)	1,114	1,233
	$5,062	$9,889	$9,049

Net Deferred Tax Asset (Liability). The following table sets forth the components of the Corporation’s net deferred tax asset (liability.)

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses and off-balance-sheet credit exposure	$9,312	$10,097
Stock-based compensation	1,384	1,382
Unrealized losses on available-for-sale securities	1,274	—
Accrued bonuses	686	—
Contract incentive	680	—
Net operating loss carryforwards	371	—
Unrealized loss on interest rate swap	341	—
Accrued rent expense	239	224
Asset writedown and other real estate owned valuation allowance	80	266
Directors' retirement expense	45	47
Supplemental executive retirement expense	36	17
Interest on nonperforming loans	16	55
Depreciation	—	724
Accrued legal settlement	—	12
	14,464	12,824
Valuation allowance	—	—
	14,464	12,824
Deferred tax liabilities:
Deferred loan costs	5,462	5,142
Prepaid pension	4,545	5,615
Depreciation	675	—
Deferred gain on Section 1031 exchange	276	—
Prepaid expenses	59	146
REIT spillover dividend	—	3,043
Unrealized gains on available-for-sale securities	—	1,259
	11,017	15,205
Net deferred tax asset (liability)	$3,447	$(2,381)

The Corporation had no material unrecognized tax benefits at December 31, 2018, 2017 or 2016. The Corporation has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next twelve months.

The Corporation is subject to Federal, New York State, New York City, New Jersey and Connecticut income taxes. The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2018, 2017 or 2016. During 2018 the Internal Revenue Service completed an examination of the Corporation’s 2015 federal income tax return with no changes.

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

Basel III includes guidelines with respect to the components of regulatory capital and calculation of risk weighted assets for balance sheet assets and liabilities and off-balance-sheet positions. The Corporation and the Bank exclude accumulated other comprehensive income (loss) components from Tier 1 and Total regulatory capital.

Basel III sets forth prompt corrective action (“PCA”) requirements for all banks and establishes a capital conservation buffer which is phased-in through 2019. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 1.875% applicable to the Bank for 2018. The most recent regulatory notifications categorized the Bank as well capitalized under the PCA provisions and there are no conditions or events since that notification that management believes have changed that category. The Corporation’s and the Bank’s actual capital amounts and ratios under the Basel III rules at December 31, 2018 and 2017 are presented in the table below.

	2018
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$397,036	9.40%	$169,015	4.00%	N/A	N/A
Bank	399,237	9.45	168,916	4.00	$211,145	5.00%
Common equity tier 1 capital to risk weighted assets:
Consolidated	397,036	15.29	116,840	4.50	N/A	N/A
Bank	399,237	15.38	116,820	4.50	168,741	6.50
Tier 1 capital to risk weighted assets:
Consolidated	397,036	15.29	155,786	6.00	N/A	N/A
Bank	399,237	15.38	155,761	6.00	207,681	8.00
Total capital to risk weighted assets:
Consolidated	428,020	16.48	207,715	8.00	N/A	N/A
Bank	430,221	16.57	207,681	8.00	259,601	10.00

	2017
Tier 1 capital to average assets:
Consolidated	$353,684	9.34%	$151,398	4.00%	N/A	N/A
Bank	353,568	9.34	151,358	4.00	$189,197	5.00%
Common equity tier 1 capital to risk weighted assets:
Consolidated	353,684	15.28	104,128	4.50	N/A	N/A
Bank	353,568	15.29	104,051	4.50	150,296	6.50
Tier 1 capital to risk weighted assets:
Consolidated	353,684	15.28	138,837	6.00	N/A	N/A
Bank	353,568	15.29	138,735	6.00	184,980	8.00
Total capital to risk weighted assets:
Consolidated	382,670	16.54	185,116	8.00	N/A	N/A
Bank	382,533	16.54	184,980	8.00	231,225	10.00

Other Matters. A source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2019, the Bank could, without prior approval, declare dividends of approximately $52,340,000 plus any 2019 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances. The Bank’s average reserve requirement for 2018 was approximately $33,135,000.

NOTE I – STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, RSUs, or any combination thereof, any of which may be subject to performance-based vesting conditions. Awards may also be granted to employees as incentive stock options (“ISOs”). The exercise price of stock options and SARs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option or SAR is granted. The 2014 Plan is administered by the Compensation Committee of the Board of Directors. Substantially all of the awards granted to date under the 2014 Plan are RSUs. All awards granted under the 2014 Plan will immediately vest upon an involuntary termination following a change in control, total and permanent disability, as defined, or death, and with certain exceptions, will immediately vest in the event of retirement, as defined.

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or RSUs. At December 31, 2018, 1,860,384 equity awards remain available to be granted under the 2014 Plan of which 405,777 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at December 31, 2018.

		Granted During the Year Ended December 31,
	Total	2018	2017	2016
Number of RSUs :
Granted	272,291	70,688	94,329	107,274
Outstanding at December 31, 2018	215,084	65,390	76,033	73,661

Vested and convertible at December 31, 2018	80,348	14,233	—	66,115
Scheduled to vest during:
2019	91,581	21,178	62,857	7,546
2020	18,708	8,782	9,926	—
2021	24,447	21,197	3,250	—
	215,084	65,390	76,033	73,661

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2018 and 2019 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs awarded in 2016 is equal to the market price of the shares underlying the awards on the grant date. The grant date fair value of RSUs awarded in 2018 and 2017 is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs. The fair values of awards made in 2018, 2017 and 2016, as well as the assumptions utilized in determining such values, is presented below.

	2018
	Performance-Based	Service-Based
	Vesting	Vesting
Grant date fair value	$27.09	$27.09	to	$27.33
Market price on grant date	$28.25	$28.25	to	$28.50
Expected annual dividend	$.60			$.60
Expected term (in years)	2.0	2.0	to	3.0
Risk-free interest rate	2.02%	1.89%	to	2.02%

	2017
Grant date fair value	$26.27	$25.35	to	$26.00
Market price on grant date	$27.90	$27.50	to	$28.15
Expected annual dividend	$.56			$.56
Expected term (in years)	3.0	3.0	to	4.0
Risk-free interest rate	1.49%	1.60%	to	1.67%

	2016
Grant date fair value	$18.17	$18.17	to	$22.17
Market price on grant date	$18.17	$18.17	to	$22.17

In January 2019, 107,511 RSUs were awarded under the 2014 Plan, including 47,072 performance-based RSUs and 60,439 service-based RSUs.

The following table presents a summary of RSUs outstanding at December 31, 2018 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2018	274,134	$ 19.64
Granted	70,688	27.10
Converted	(107,722)	15.58
Forfeited	(22,016)	22.86
Outstanding at December 31, 2018	215,084	$ 23.79	0.68	$ 4,291
Vested and Convertible at December 31, 2018	80,348	$ 19.76	—	$ 1,603

The performance-based RSUs granted in 2018 and 2017 have a maximum payout potential of 1.50 and 1.25 shares, respectively, of the Corporation’s common stock for each RSU awarded. All other RSUs outstanding at December 31, 2018 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded. RSUs outstanding at December 31, 2018 include 80,348 RSUs that were vested and convertible into common stock at year-end and 134,736 RSUs that are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted in 2018, 2017 and 2016 was $3,035,000,  $1,779,000 and $1,445,000, respectively.

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

Stock Option Activity. The following table presents a summary of options outstanding at December 31, 2018 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2018	159,807	$ 11.35
Exercised	(63,695)	10.66
Outstanding at December 31, 2018	96,112	$ 11.80	1.40	$ 783
Exercisable at December 31, 2018	95,812	$ 11.79	1.38	$ 782

All options outstanding at December 31, 2018 are either fully vested or expected to vest. The total intrinsic value of options exercised in 2018, 2017 and 2016 was $900,000,  $1,833,000 and $853,000, respectively. Cash received from option exercises in 2018, 2017 and 2016, was $312,000,  $917,000 and $906,000, respectively. Tax benefits from stock option exercises were $271,000,  $767,000 and $356,000 in 2018, 2017 and 2016, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,814,000,  $2,434,000 and $1,517,000 in 2018, 2017 and 2016, respectively, and related income tax benefits of $547,000,  $1,019,000 and $637,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2018, there was $1,009,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $1,000 for options and $1,008,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.39 years which is based on weighted average periods of 1.43 years and 1.39 years for options and RSUs, respectively.

Other. No cash was used to settle stock options in 2018, 2017 or 2016. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During 2018 and 2017, 2,747 and 2,060 shares, respectively, of the Corporation’s common stock were issued to a member of the Board of Directors in payment of director fees.

NOTE J – RETIREMENT PLANS

The Bank has a 401(k) plan, defined benefit pension plan and supplemental executive retirement plan. Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $486,000,  $441,000 and $396,000 for 2018, 2017 and 2016, respectively.

The Bank has a defined benefit pension plan (“Pension Plan” or “Plan”). An internal management committee (the “Committee”) oversees the affairs of the Plan and acts as named fiduciary. The Committee has retained Vanguard Group, Inc., including its subsidiaries and affiliates (“Vanguard”), to act as discretionary investment agent, trustee and custodian for the Plan. Vanguard has formulated investment recommendations customized to meet the Committee’s objectives and, after approval by the Committee, such investment recommendations are incorporated into the investment guidelines and policies contained in the investment management agreement between the Bank and Vanguard (the “Investment Management Agreement”). The Committee utilizes a formal Investment Policy Statement which includes, among other things, the investment guidelines and policies contained in the Investment Management Agreement. The Investment Policy Statement is periodically revised by the Committee as deemed appropriate.

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

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2018, 2017 and 2016 and the benefit cost for each of the Plan years then ended.

	2018	2017	2016
Weighted average assumptions used to determine the
benefit obligation at year end:
Discount rate	4.53%	3.93%	4.40%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost:
Discount rate	3.93%	4.40%	4.54%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	5.50%	5.50%	6.00%

The increase in the discount rate from 3.93% in 2017 to 4.53% in 2018 decreased the projected benefit obligation at December 31, 2018 by approximately $3,093,000. In calculating the benefit obligation at December 31, 2018, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2017, was adjusted to reflect Scale MP-2018. The updated mortality table decreased the projected benefit obligation at December 31, 2018 by approximately $133,000.

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

The decrease in the discount rate from 4.54% in 2015 to 4.40% in 2016 increased the projected benefit obligation at December 31, 2016 by $643,000.  In calculating the benefit obligation at December 31, 2016, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2015, was adjusted to reflect Scale MP-2016. The updated mortality table decreased the projected benefit obligation at December 31, 2016 by approximately $536,000. In addition, a change in the withdrawal/turnover assumption from the T-3 table of the Pension Actuary’s Handbook to the 2003 SOA Pension Plan Turnover Table decreased the projected benefit obligation at December 31, 2016 by $157,000.

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

(in thousands)	2018	2017	2016
Service cost plus expected expenses and net of expected plan
participant contributions	$1,369	$1,214	$1,142
Interest cost	1,587	1,590	1,584
Expected return on plan assets	(3,275)	(2,940)	(2,953)
Amortization of net actuarial loss	—	18	244
Net pension cost (credit)	$(319)	$(118)	$17

As a result of the adoption of ASU 2017-07, for all periods presented, the components of net pension credit other than the service cost component were included in the line item “Other noninterest income” in the consolidated statements of income. The service cost component was included in the line item “Salaries” in the consolidated statements of income. See “Note A – Summary of Significant Accounting Policies” for more information regarding the provisions of ASU 2017-07.

The net actuarial loss for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in 2019 is $352,000. Prior service cost was fully amortized from accumulated other comprehensive income (loss) into net periodic pension cost as of December 31, 2014.

Funded Status of the Plan. The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.

(in thousands)	2018	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$41,384	$37,016	$35,684
Service cost	1,533	1,386	1,283
Interest cost	1,587	1,590	1,584
Benefits paid	(1,574)	(1,510)	(1,364)
Assumption changes	(3,226)	2,100	(50)
Experience loss (gain) and other	766	802	(121)
Projected benefit obligation at end of year	40,470	41,384	37,016

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	60,536	54,332	50,021
Actual return on plan assets	(3,563)	7,497	3,919
Employer contributions	—	—	1,553
Plan participant contributions	333	321	301
Benefits paid	(1,574)	(1,510)	(1,365)
Expenses	(108)	(104)	(97)
Fair value of plan assets at end of year	55,624	60,536	54,332
Funded status at end of year	$15,154	$19,152	$17,316
Accumulated benefit obligation	$38,042	$38,544	$34,451

During 2018, the Bank did not make a contribution to the Plan and the Bank has no minimum required pension contribution for the Plan year ending September 30, 2019. It’s maximum tax-deductible contribution for the tax year beginning January 1, 2019 is $7,700,000. The contribution the Bank will make in 2019, if any, has not yet been determined.

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

The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category at December 31, 2018 and 2017 are set forth in the tables that follow.

	December 31, 2018
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	.2%	<1.00%
Equity mutual funds	15% - 25%	18.1%	5.9% to 8.3%
Fixed income mutual funds	75% - 85%	81.7%	3.8% to 5.0%
		100.0%	4.2% to 5.6%

	December 31, 2017
Cash equivalents	0% - 1%	.2%	<1.00%
Equity mutual funds	15% - 25%	20.1%	6.2% to 8.4%
Fixed income mutual funds	75% - 85%	79.7%	3.4% to 4.4%
		100.0%	4.5% to 5.5%

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

At December 31, 2018, the equity and fixed income components of Plan assets consist of the following Vanguard institutional funds:

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

Fair Value of Plan Assets. The fair value of the Plan assets at December 31, 2018 and 2017, by asset category, is summarized below.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$137	$—	$137	$—
Total cash equivalents	137	—	137	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	5,513	5,513	—	—
Vanguard Total International Stock Index Fund (VTSNX)	4,539	4,539	—	—
Total equity mutual funds	10,052	10,052	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	27,260	27,260	—	—
Vanguard Long-Term Bond Index Fund (VBLLX)	18,175	18,175	—	—
Total fixed income mutual funds	45,435	45,435	—	—
Total Plan Assets	$55,624	$55,487	$137	$—

December 31, 2017:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$117	$—	$117	$—
Total cash equivalents	117	—	117	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	6,658	6,658	—	—
Vanguard Total International Stock Index Fund (VTSNX)	5,479	5,479	—	—
Total equity mutual funds	12,137	12,137	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	29,065	29,065	—	—
Vanguard Long-Term Bond Index Fund (VBLLX)	19,217	19,217	—	—
Total fixed income mutual funds	48,282	48,282	—	—
Total Plan Assets	$60,536	$60,419	$117	$—

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2018 and 2017. On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in “Note M – Fair Value of Financial Instruments” to these consolidated financial statements.

At both December 31, 2018 and 2017, the Plan’s cash and cash equivalents amounted to .2% of the Plan’s total assets and represented investments in the Vanguard Prime Money Market Mutual Fund.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (dollars in thousands)	Amount
2019	$1,926
2020	2,067
2021	2,169
2022	2,346
2023	2,542
2024 - 2028	14,372

The Bank’s Supplemental Executive Retirement Plan (“SERP”) currently covers the Bank’s Chief Executive Officer (“CEO”). The benefit under the SERP is equal to the additional amount that the CEO would be entitled to under the Pension and 401(k) plans in the absence of Internal Revenue Code limitations. SERP expense was $285,000,  $31,000 and $197,000 in 2018, 2017 and 2016, respectively.

NOTE K – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows:

(in thousands)	2018	2017	2016
Computer services	$1,987	$1,888	$2,631
Marketing	1,414	1,442	1,053
FDIC assessment	1,222	1,178	1,379
Consultants	542	702	1,337

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

At December 31, 2018 and 2017, financial instruments whose contract amounts represent credit risk are as follows:

	2018		2017
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$31,496	$204,072	$90,635	$227,385
Standby letters of credit	3,670	—	4,244	—

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity, small business and commercial lines of credit are a large component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused lines of credit, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination and small business lines generally have a three-year term. Other real estate loan commitments generally expire within 60 days and commercial line commitments generally expire within one year. At December 31, 2018, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 4.00% to 4.75% and maturities of ten years or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, securities, deposit accounts with the Bank or other financial institutions and security interests in business assets and equipment.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through February 2020. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2018 varied from 50% to 100% of the contractual notional amount of each instrument, with the average amount of collateral totaling 96% of the aggregate outstanding notional amount. Standby letters of credit are considered financial guarantees and are recorded at fair value.

Employment Agreements. At December 31, 2018, the chief executive officer, senior executive vice president and four of the Corporation’s other executive vice presidents, collectively referred to as the senior executives, had employment agreements with the Corporation under which they are entitled to severance compensation in the event that their employment is terminated without cause or they terminate their employment following an event constituting Good Reason, as defined. The chief executive officer’s employment agreement has a term of three calendar years beginning January 1, 2017. Each of the other senior executives has an employment agreement with a term of two calendar years beginning either January 1, 2017 or January 1, 2018. These two-year employment agreements automatically renew for an additional period of one year on each anniversary date unless the Corporation gives written notice of non-renewal at least 30 days prior to such date. Notwithstanding the foregoing, each of these two-year employment agreements expire on December 31 of the calendar year in which the executive attains normal retirement age (“Retirement Age Termination Date”), which for these purposes is age 65. The senior executive vice president’s employment agreement has been extended for two years beyond its Retirement Age Termination Date of December 31, 2019. At the appropriate time and at its option, the Corporation can extend the other two-year employment agreements for two years beyond their retirement age termination dates. The current aggregate annual salaries provided for in these employment agreements is $2,222,000.

Lease Commitments. At December 31, 2018, minimum annual rental commitments under non-cancelable operating leases are as follows:

Year (dollars in thousands)	Amount
2019	$2,986
2020	2,925
2021	2,816
2022	2,781
2023	2,419
Thereafter	8,117
$22,044

The Bank has various renewal options on the above leases. Rent expense, including amounts paid for real estate taxes and common area maintenance, was $2,966,000,  $2,466,000 and $2,085,000 in 2018, 2017 and 2016, respectively.

Related Party Leases. Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank. The leases expire on October 31, 2022 and December 31, 2019 with options to renew. The Bank expects to renew both leases prior to their expiration. Aggregate base rent expense for these leases, plus a proportionate share of real estate taxes on one of the leased properties, amounted to approximately $78,000 for each of the years ending December 31, 2018, 2017 and 2016. The Corporation believes that the terms of the leases are comparable to competitive terms that could have been obtained from an unrelated third party.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2018 or 2017.

The fair values of the Corporation’s investment securities designated as available-for-sale at December 31, 2018 and 2017 are set forth in the tables that follow. These values are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$420,038	$—	$420,038	$—
Pass-through mortgage securities	65,486	—	65,486	—
Collateralized mortgage obligations	154,901	—	154,901	—
Corporate bonds	117,590		117,590
	$758,015	$—	$758,015	$—
Financial Liabilities:
Derivative - interest rate swap	$1,130	$—	$1,130	$—

December 31, 2017:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$461,323	$—	$461,323	$—
Pass-through mortgage securities	71,391	—	71,391	—
Collateralized mortgage obligations	187,414	—	187,414	—
	$720,128	$—	$720,128	$—

There were no assets measured at fair value on a nonrecurring basis at December 31, 2018. Assets measured at fair value on a nonrecurring basis at December 31, 2017 are set forth in the table that follows. Real estate appraisals utilized in measuring the fair value of other real estate and impaired loans may employ a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. In arriving at fair value, the Corporation adjusts the value set forth in the appraisal by deducting costs to sell and a distressed sale adjustment when appropriate. The adjustments made by the appraisers and the Corporation are deemed to be significant unobservable inputs and therefore result in a Level 3 classification of the inputs used for determining the fair value of impaired loans and other real estate owned. Because the Corporation has no impaired loans or other real estate owned measured at fair value at December 31, 2018, the impact of unobservable inputs on the Corporation’s financial statements is not material.

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

The Corporation had no impaired loans recorded at fair value at December 31, 2018 or 2017. During the years ended December 31, 2017 and 2016, the Corporation recorded provisions (credits) for loan losses of ($482,000) and $449,000, respectively, for impaired loans measured at fair value. No such provisions were recorded in 2018.

Financial Instruments Not Recorded at Fair Value. Fair value estimates are made at a specific point in time. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of similar financial instruments, including estimates of discount rates, liquidity, risks associated with specific financial instruments, estimates of future cash flows, and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2018 and 2017.

		December 31, 2018		December 31, 2017
(in thousands)	Level of Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$47,358	$47,358	$69,672	$69,672
Held-to-maturity securities	Level 2	2,445	2,493	5,030	5,143
Held-to-maturity securities	Level 3	3,059	3,059	2,606	2,606
Loans	Level 3	3,232,561	3,079,946	2,916,568	2,855,812
Restricted stock	Level 1	40,686	40,686	37,314	37,314

Financial Liabilities:
Checking deposits	Level 1	935,574	935,574	896,129	896,129
Savings, NOW and money market deposits	Level 1	1,590,341	1,590,341	1,602,460	1,602,460
Time deposits	Level 2	559,057	553,900	323,408	323,108
Short-term borrowings	Level 1	388,923	388,923	281,141	281,141
Long-term debt	Level 2	362,027	354,651	423,797	418,465

As described in “Note A – Summary of Significant Accounting Policies” the Corporation adopted ASU 2016-01 on January 1, 2018 and applied the provisions of the standard prospectively to the fair value amounts in the table above.

NOTE N – REVENUE FROM CONTRACTS WITH CUSTOMERS

As described in “Note A – Summary of Significant Accounting Policies,” the Corporation adopted ASU 2014-09 “Revenue from Contracts with Customers” and all subsequent amendments on January 1, 2018. The majority of the Bank's income streams are outside of the scope of ASU 2014-09, such as interest and dividend income on loans and securities. Income streams that are within the scope of ASU 2014-09 are recorded in the noninterest income section of the consolidated statements of income and include the following types of fees earned from the Bank's contracts with customers.

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

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $2,089,000 and $1,912,000 for the years ended December 31, 2018 and

2017, respectively. Other items included in “Other noninterest income,” such as BOLI income, non-service components of net pension cost, real estate tax refunds and gains on sales of fixed assets are outside of the scope of ASU 2014-09.

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

NOTE O – DERIVATIVES

As part of its asset liability management activities, the Corporation utilizes interest rate swaps to help manage its interest rate risk position. The notional amount of an interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreements.

The Bank entered into an interest rate swap with a notional amount totaling $150 million on May 22, 2018, which was designated as a cash flow hedge of certain FHLB advances included in short-term borrowings on the consolidated balance sheet. The swap was determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swap is recorded in other liabilities, with changes in fair value net of related income taxes recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap.

The following table summarizes information about the interest rate swap designated as a cash flow hedge at December 31, 2018.

Notional amount	$150 million
Weighted average fixed pay rate	2.90%
Weighted average 3-month LIBOR receive rate	Currently 2.38%
Weighted average maturity	2.43 Years

Interest expense recorded on the swap transaction, which totaled $477,000 for 2018, is included in the line item “Interest expense – short-term borrowings” in the consolidated statements of income. Amounts reported in accumulated other comprehensive income (loss) related to the swap will be reclassified to interest expense as interest payments are received/made on the Bank’s variable-rate assets/liabilities. During 2018, the Corporation had $477,000 of reclassifications to interest expense. During the next twelve months, the Corporation estimates that $322,000 will be reclassified as an increase to interest expense.

The following table presents the net gains (losses) recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swap for the year ended 2018.

	Amount of		Amount of Loss
	Gain/(Loss)	Amount of Loss	Recognized in Other
	Recognized in OCI	Reclassified from OCI	Noninterest Income
(in thousands)	(Effective Portion)	to Interest Expense	(Ineffective Portion)
Interest rate contract:
Year ended December 31, 2018	$(1,607)	$477	$—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheet at December 31, 2018.

	Notional	Fair Value
(in thousands)	Amount	Asset	Liability
Included in other assets or other liabilities		$—	$1,130
Interest rate swap related to FHLB advances	$150,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At December 31, 2018, the Bank posted collateral of $1.7 million to its counterparty under the agreement which is in a net liability position. If the Bank had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreement at the termination value.

NOTE P – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2018	2017
Assets:
Cash and due from banks	$583	$925
Investment in subsidiary bank, at equity	390,388	354,334
Prepaid income taxes	—	1,552
Deferred income tax benefits	1,924	1,381
Other assets	80	81
	$392,975	$358,273
Liabilities:
Other liabilities	$332	$25
Cash dividends payable	4,456	3,798
	4,788	3,823
Stockholders' equity:
Common stock	2,542	2,467
Surplus	145,163	127,122
Retained earnings	249,922	224,315
	397,627	353,904
Accumulated other comprehensive income (loss), net of tax	(9,440)	546
	388,187	354,450
	$392,975	$358,273

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
(in thousands)	2018	2017	2016
Income:
Dividends from subsidiary bank	$15,525	$11,150	$4,500

Expenses:
Salaries	1,814	2,434	1,517
Other operating expenses	343	406	376
	2,157	2,840	1,893

Income before income taxes	13,368	8,310	2,607
Income tax benefit	(1,442)	(1,235)	(1,181)
Income before undistributed earnings of subsidiary bank	14,810	9,545	3,788
Equity in undistributed earnings	26,763	25,577	27,092
Net income	$41,573	$35,122	$30,880

Comprehensive income	$31,864	$37,272	$21,752

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$41,573	$35,122	$30,880
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(26,763)	(25,577)	(27,092)
Deferred income tax provision (credit)	(543)	167	(84)
Stock-based compensation expense	1,814	2,434	1,517
Increase (decrease) in other liabilities	307	5	(19)
Other decreases (increases)	1,619	(1,383)	532
Net cash provided by operating activities	18,007	10,768	5,734

Cash Flows From Investing Activities:
Capital contributions to Bank subsidiary	(19,000)	(20,500)	(38,883)

Cash Flows From Financing Activities:
Repurchase of common stock	(1,541)	—	—
Shares withheld upon the vesting and conversion of RSUs	(774)	(527)	(370)
Proceeds from exercise of stock options	312	917	906
Proceeds from issuance of common stock, net	18,239	22,598	43,712
Cash dividends paid	(15,585)	(13,703)	(12,078)
Net cash provided by financing activities	651	9,285	32,170
Net decrease in cash and cash equivalents*	(342)	(447)	(979)
Cash and cash equivalents, beginning of year	925	1,372	2,351
Cash and cash equivalents, end of year	$583	$925	$1,372

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$4,456	$3,798	$3,368

* Cash and cash equivalents is defined as cash and due from banks and includes, among other things, the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE Q – QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Interest income	$32,304	$34,946	$34,859	$36,128	$138,237
Interest expense	7,148	9,061	9,568	9,953	35,730
Net interest income	25,156	25,885	25,291	26,175	102,507
Provision (credit) for loan losses	1,512	803	(1,768)	(2,302)	(1,755)
Noninterest income before
net securities losses	3,292	2,679	2,735	3,979	12,685
Net losses on sales of securities	—	—	(4,960)	(5,446)	(10,406)
Noninterest expense	14,868	15,707	14,242	15,089	59,906
Income before income taxes	12,068	12,054	10,592	11,921	46,635
Income tax expense	957	1,739	535	1,831	5,062
Net income	11,111	10,315	10,057	10,090	41,573
Earnings per share:
Basic	.44	.41	.39	.40	1.64
Diluted	.44	.40	.39	.39	1.63
Comprehensive income	2,925	7,869	8,952	12,118	31,864

2017
Interest income	$28,498	$28,970	$30,337	$30,460	$118,265
Interest expense	4,838	5,177	5,634	6,060	21,709
Net interest income	23,660	23,793	24,703	24,400	96,556
Provision for loan losses	788	1,293	1,122	1,651	4,854
Noninterest income before
net securities gains (losses)	2,396	2,681	2,484	2,466	10,027
Net gains (losses) on sales of securities	57	1	16	(1,940)	(1,866)
Noninterest expense	13,347	13,468	13,394	14,643	54,852
Income before income taxes	11,978	11,714	12,687	8,632	45,011
Income tax expense	2,897	2,581	3,345	1,066	9,889
Net income	9,081	9,133	9,342	7,566	35,122
Earnings per share:
Basic	.38	.38	.38	.31	1.44
Diluted	.38	.37	.38	.30	1.43
Comprehensive income	9,705	11,619	9,009	6,939	37,272

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

The First of Long Island Corporation

Glen Head, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:(2013) issued by COSO.

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

/s/ CROWE LLP
Crowe LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 15, 2019

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

Management's Report on Internal Control Over Financial Reporting

The management of The First of Long Island Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The First of Long Island Corporation’s system of internal control over financial reporting was designed by or under the supervision of the Corporation’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of the preparation of the Corporation’s financial statements for external and regulatory reporting purposes, in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by COSO. Based on the assessment, management determined that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018 in their report which appears on page 73.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2019 that was filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2019 that was filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2019 that was filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2019 that was filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2019 that was filed with the SEC.

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

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

None applicable.

(a) 3. Listing of Exhibits

See Index of Exhibits that follows.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) of Registrant’s Form 10-Q filed May 10, 2018)
3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed April 25, 2017)
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

10.3	The First of Long Island Corporation 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 17, 2014)
10.4	The First of Long Island Corporation 2016 Cash Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2016)
10.5	Employment Agreement between Registrant and Michael N. Vittorio (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed April 7, 2017)
10.6

Employment Agreement between Registrant and Mark D. Curtis (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 11, 2017 and Item 5.02 of Registrant’s Form 8-K filed January 8, 2019)

10.7	Employment Agreement between Registrant and Christopher Becker (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K filed March 16, 2018)
10.8	Employment Agreement between Registrant and Paul Daley (incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-K filed March 16, 2018)
10.9	Employment Agreement between Registrant and Christopher J. Hilton, Executive Vice President
10.10	Amendment to Supplemental Executive Retirement Program (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed December 19, 2008)
21	Subsidiary information included in Part 1, “Business” of this Form 10-K
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 15, 2019	By /s/ MICHAEL N. VITTORIO
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

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non‑executive Chairman of the Board	March 15, 2019
Walter C. Teagle III

/s/ PAUL T. CANARICK	Director	March 15, 2019
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 15, 2019
Alexander L. Cover

/s/ JOHN J. DESMOND	Director	March 15, 2019
John J. Desmond

/s/ HOWARD THOMAS HOGAN JR.	Director	March 15, 2019
Howard Thomas Hogan Jr.

/s/ LOUISA M. IVES	Director	March 15, 2019
Louisa M. Ives

/s/ STEPHEN V. MURPHY	Director	March 15, 2019
Stephen V. Murphy

/s/ PETER QUICK	Director	March 15, 2019
Peter Quick

/s/ DENISE STRAIN	Director	March 15, 2019
Denise Strain

/s/ MILBREY RENNIE TAYLOR	Director	March 15, 2019
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 15, 2019
Eric Tveter

/s/ MICHAEL N. VITTORIO	Director	March 15, 2019
Michael N. Vittorio