Form 10-Q
period 2019-03-31
FIRST OF LONG ISLAND CORP
filed 2019-05-10
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

As of May 3, 2019, the registrant had 24,900,813 shares of common stock, $.10 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $.10 par value per share	FLIC	Nasdaq

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2019	2018
Assets:
Cash and cash equivalents	$44,017	$47,358

Investment securities:
Held-to-maturity, at amortized cost (fair value of $5,172 and $5,552)	5,124	5,504
Available-for-sale, at fair value	749,921	758,015
	755,045	763,519
Loans:
Commercial and industrial	100,944	98,785
Secured by real estate:
Commercial mortgages	1,304,886	1,281,295
Residential mortgages	1,777,332	1,809,651
Home equity lines	66,049	67,710
Consumer and other	5,107	5,958
	3,254,318	3,263,399
Allowance for loan losses	(30,199)	(30,838)
	3,224,119	3,232,561

Restricted stock, at cost	29,411	40,686
Bank premises and equipment, net	41,081	41,267
Right-of-use asset - operating leases	15,191	—
Bank-owned life insurance	81,460	80,925
Pension plan assets, net	15,141	15,154
Deferred income tax benefit	837	3,447
Other assets	16,374	16,143
	$4,222,676	$4,241,060
Liabilities:
Deposits:
Checking	$925,141	$935,574
Savings, NOW and money market	1,699,996	1,590,341
Time, $100,000 and over	292,370	309,165
Time, other	389,702	249,892
	3,307,209	3,084,972

Short-term borrowings	135,176	388,923
Long-term debt	366,472	362,027
Operating lease liability	15,999	—
Accrued expenses and other liabilities	11,378	16,951
	3,836,234	3,852,873
Stockholders' Equity:
Common stock, par value $.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 24,900,347 and 25,422,740 shares	2,490	2,542
Surplus	132,018	145,163
Retained earnings	256,512	249,922
	391,020	397,627
Accumulated other comprehensive loss, net of tax	(4,578)	(9,440)
	386,442	388,187
	$4,222,676	$4,241,060

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Interest and dividend income:
Loans	$29,416	$26,664
Investment securities:
Taxable	4,045	2,209
Nontaxable	3,092	3,431
	36,553	32,304
Interest expense:
Savings, NOW and money market deposits	4,000	2,540
Time deposits	3,398	1,708
Short-term borrowings	1,965	783
Long-term debt	1,780	2,117
	11,143	7,148
Net interest income	25,410	25,156
Provision (credit) for loan losses	(457)	1,512
Net interest income after provision (credit) for loan losses	25,867	23,644

Noninterest income:
Investment Management Division income	481	581
Service charges on deposit accounts	705	700
Other	1,258	2,011
	2,444	3,292
Noninterest expense:
Salaries and employee benefits	9,258	9,217
Occupancy and equipment	2,937	2,813
Other	2,940	2,838
	15,135	14,868
Income before income taxes	13,176	12,068

Income tax expense	2,335	957
Net income	$10,841	$11,111

Earnings per share:
Basic	$.43	$.44
Diluted	$.43	$.44

Cash dividends declared per share	$.17	$.15

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$10,841	$11,111
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	8,417	(11,734)
Change in funded status of pension plan	88	—
Change in net unrealized loss on derivative instruments	(1,545)	—
Other comprehensive income (loss) before income taxes	6,960	(11,734)
Income tax expense (benefit)	2,098	(3,548)
Other comprehensive income (loss)	4,862	(8,186)
Comprehensive income	$15,703	$2,925

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2019
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2019	25,422,740	$2,542	$145,163	$249,922	$(9,440)	$388,187
Net income				10,841		10,841
Other comprehensive income					4,862	4,862
Repurchase of common stock	(674,800)	(67)	(15,264)			(15,331)
Shares withheld upon the vesting
and conversion of RSUs	(39,947)	(4)	(826)			(830)
Common stock issued under
stock compensation plans	122,456	12	223			235
Common stock issued under
dividend reinvestment and
stock purchase plan	69,898	7	1,427			1,434
Stock-based compensation			1,295			1,295
Cash dividends declared				(4,251)		(4,251)
Balance, March 31, 2019	24,900,347	$2,490	$132,018	$256,512	$(4,578)	$386,442

	Three Months Ended March 31, 2018
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	24,668,390	$2,467	$127,122	$224,315	$546	$354,450
Net income				11,111		11,111
Other comprehensive loss					(8,186)	(8,186)
Reclassification of stranded
tax effects upon the adoption
of ASU 2018-02				277	(277)	—
Shares withheld upon the vesting
and conversion of RSUs	(25,321)	(3)	(719)			(722)
Common stock issued under
stock compensation plans	112,237	11	101			112
Common stock issued under
dividend reinvestment and
stock purchase plan	269,361	27	7,292			7,319
Stock-based compensation			1,128			1,128
Cash dividends declared				(3,766)		(3,766)
Balance, March 31, 2018	25,024,667	$2,502	$134,924	$231,937	$(7,917)	$361,446

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$10,841	$11,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(457)	1,512
Provision (credit) for deferred income taxes	512	(3,301)
Depreciation and amortization of premises and equipment	987	917
Amortization of right-of-use asset - operating leases	522	—
Premium amortization on investment securities, net	284	466
Stock-based compensation expense	1,295	1,128
Common stock issued in lieu of cash for director fees	32	16
Accretion of cash surrender value on bank-owned life insurance	(535)	(488)
Pension expense (credit)	101	(80)
(Increase) decrease in other assets	(231)	1,944
Decrease in accrued expenses and other liabilities	(2,381)	(478)
Net cash provided by operating activities	10,970	12,747
Cash Flows From Investing Activities:
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	386	1,054
Available-for-sale	18,747	17,032
Purchases of investment securities:
Held-to-maturity	—	(338)
Available-for-sale	(2,526)	(122,960)
Net decrease (increase) in loans	8,899	(184,761)
Proceeds from sale of other real estate owned	—	5,125
Net decrease in restricted stock	11,275	4,130
Purchases of premises and equipment, net	(801)	(1,289)
Purchases of bank-owned life insurance	—	(20,000)
Net cash provided by (used in) investing activities	35,980	(302,007)
Cash Flows From Financing Activities:
Net increase in deposits	222,237	381,652
Net decrease in short-term borrowings	(253,747)	(108,364)
Proceeds from long-term debt	14,445	39,680
Repayment of long-term debt	(10,000)	(26,450)
Proceeds from issuance of common stock, net	1,434	7,319
Proceeds from exercise of stock options	203	96
Shares withheld upon the vesting and conversion of RSUs	(830)	(722)
Repurchase of common stock	(15,331)	—
Cash dividends paid	(8,702)	(3,705)
Net cash (used in) provided by financing activities	(50,291)	289,506
Net (decrease) increase in cash and cash equivalents	(3,341)	246
Cash and cash equivalents, beginning of year	47,358	69,672
Cash and cash equivalents, end of period	$44,017	$69,918
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$10,896	$7,091
Operating cash flows from operating leases	712	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	15,713	—
Cash dividends payable	5	3,859

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

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly owned subsidiaries: FNY Service Corp. and The First of Long Island Agency, Inc. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial information included herein as of and for the periods ended March 31, 2019 and 2018 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2018 consolidated balance sheet was derived from the Corporation's December 31, 2018 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Net income	$10,841	$11,111
Income allocated to participating securities (1)	—	37
Income allocated to common stockholders	$10,841	$11,074

Weighted average:
Common shares	25,284,357	24,962,520
Dilutive stock options and restricted stock units (1)	156,204	204,345
	25,440,561	25,166,865
Earnings per share:
Basic	$.43	$.44
Diluted	.43	.44

(1) Restricted stock units (“RSUs”) awarded in 2016 accrued dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs were considered to participate with common stock in the earnings of the Corporation and, therefore, the Corporation calculated basic and diluted EPS using the two-class method. Substantially all of the RSUs awarded in 2016 vested on December 31, 2018. As a result, beginning in 2019, the Corporation calculates basic and dilutive EPS using the treasury stock method.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Change in net unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$8,417	$(11,734)
Tax effect	2,536	(3,548)
	5,881	(8,186)
Change in funded status of pension plan:
Amortization of net actuarial loss included in net income (1)	88	—
Tax effect	27	—
	61	—
Change in unrealized loss on derivative instrument:
Amount of loss recognized during the period	(1,614)	—
Reclassification adjustment for net interest expense included in net income (2)	69	—
	(1,545)	—
Tax effect	(465)	—
	(1,080)	—
Other comprehensive income (loss)	$4,862	$(8,186)

(1) Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost (see “Note 7 – Defined Benefit Pension Plan”) and included in the consolidated statements of income in the line item, “Other noninterest income.”

(2) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated other comprehensive loss, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/18	Change	3/31/19
Unrealized holding gains (losses) on available-for-sale securities	$(2,955)	$5,881	$2,926
Unrealized actuarial loss on pension plan	(5,696)	61	(5,635)
Unrealized loss on derivative instruments	(789)	(1,080)	(1,869)
Accumulated other comprehensive loss, net of tax	$(9,440)	$4,862	$(4,578)

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-Maturity Securities:
State and municipals	$4,809	$35	$—	$4,844
Pass-through mortgage securities	260	13	—	273
Collateralized mortgage obligations	55	—	—	55
	$5,124	$48	$—	$5,172
Available-for-Sale Securities:
State and municipals	$408,205	$5,932	$(1,792)	$412,345
Pass-through mortgage securities	66,833	284	(558)	66,559
Collateralized mortgage obligations	151,695	1,755	(163)	153,287
Corporate bonds	119,000	—	(1,270)	117,730
	$745,733	$7,971	$(3,783)	$749,921

	December 31, 2018
Held-to-Maturity Securities:
State and municipals	$5,142	$36	$—	$5,178
Pass-through mortgage securities	267	11	—	278
Collateralized mortgage obligations	95	1	—	96
	$5,504	$48	$—	$5,552
Available-for-Sale Securities:
State and municipals	$422,235	$3,220	$(5,417)	$420,038
Pass-through mortgage securities	66,631	24	(1,169)	65,486
Collateralized mortgage obligations	154,378	886	(363)	154,901
Corporate bonds	119,000	—	(1,410)	117,590
	$762,244	$4,130	$(8,359)	$758,015

At March 31, 2019 and December 31, 2018, investment securities with a carrying value of $391,614,000 and $342,712,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2019 and December 31, 2018.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2019
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$—	$—	$60,339	$(1,792)	$60,339	$(1,792)
Pass-through mortgage securities	—	—	28,282	(558)	28,282	(558)
Collateralized mortgage obligations	—	—	7,160	(163)	7,160	(163)
Corporate bonds	117,730	(1,270)	—	—	117,730	(1,270)
Total temporarily impaired	$117,730	$(1,270)	$95,781	$(2,513)	$213,511	$(3,783)

	December 31, 2018
State and municipals	$102,882	$(1,639)	$62,995	$(3,778)	$165,877	$(5,417)
Pass-through mortgage securities	38,421	(142)	23,425	(1,027)	61,846	(1,169)
Collateralized mortgage obligations	32,577	(89)	7,342	(274)	39,919	(363)
Corporate bonds	97,590	(1,410)	—	—	97,590	(1,410)
Total temporarily impaired	$271,470	$(3,280)	$93,762	$(5,079)	$365,232	$(8,359)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Sales of Available-for-Sale and Held-to-Maturity Securities. There were no sales of available-for-sale or held-to-maturity securities during the three months ended March 31, 2019 and 2018.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at March 31, 2019 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Held-to-Maturity Securities:
Within one year	$3,241	$3,243
After 1 through 5 years	1,568	1,601
After 5 through 10 years	—	—
After 10 years	—	—
Mortgage-backed securities	315	328
	$5,124	$5,172
Available-for-Sale Securities:
Within one year	$38,917	$39,170
After 1 through 5 years	41,470	41,908
After 5 through 10 years	290,124	291,350
After 10 years	156,694	157,647
Mortgage-backed securities	218,528	219,846
	$745,733	$749,921

5 - LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	March 31, 2019
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$15	$100,929	$100,944	$—	$1,047	$1,047
Commercial mortgages:
Multifamily	—	781,835	781,835	—	6,435	6,435
Other	—	435,579	435,579	—	3,517	3,517
Owner-occupied	519	86,953	87,472	—	685	685
Residential mortgages:
Closed end	1,692	1,775,640	1,777,332	15	18,056	18,071
Revolving home equity	714	65,335	66,049	—	402	402
Consumer and other	296	4,811	5,107	—	42	42
	$3,236	$3,251,082	$3,254,318	$15	$30,184	$30,199

	December 31, 2018
Commercial and industrial	$22	$98,763	$98,785	$—	$1,158	$1,158
Commercial mortgages:
Multifamily	—	756,714	756,714	—	5,851	5,851
Other	—	433,330	433,330	—	3,783	3,783
Owner-occupied	520	90,731	91,251	—	743	743
Residential mortgages:
Closed end	1,814	1,807,837	1,809,651	16	18,828	18,844
Revolving home equity	743	66,967	67,710	—	410	410
Consumer and other	324	5,634	5,958	—	49	49
	$3,423	$3,259,976	$3,263,399	$16	$30,822	$30,838

The following tables present the activity in the allowance for loan losses for the periods indicated.

(in thousands)	Balance at 1/1/19	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/19
Commercial and industrial	$1,158	$54	$4	$(61)	$1,047
Commercial mortgages:
Multifamily	5,851	—	—	584	6,435
Other	3,783	—	—	(266)	3,517
Owner-occupied	743	—	—	(58)	685
Residential mortgages:
Closed end	18,844	134	1	(640)	18,071
Revolving home equity	410	—	—	(8)	402
Consumer and other	49	—	1	(8)	42
	$30,838	$188	$6	$(457)	$30,199

(in thousands)	Balance at 1/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 3/31/18
Commercial and industrial	$1,441	$74	$—	$(103)	$1,264
Commercial mortgages:
Multifamily	6,423	—	—	346	6,769
Other	4,734	—	—	46	4,780
Owner-occupied	1,076	—	—	(158)	918
Residential mortgages:
Closed end	19,347	20	1	1,338	20,666
Revolving home equity	689	49	—	42	682
Consumer and other	74	—	—	1	75
	$33,784	$143	$1	$1,512	$35,154

For individually impaired loans, the following tables set forth by class of loans at March 31, 2019 and December 31, 2018 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the three months ended March 31, 2019 and 2018. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Three Months Ended
	March 31, 2019			March 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$15	$15	$—	$17	$—
Commercial mortgages - owner-occupied	519	602	—	519	8
Residential mortgages:
Closed end	1,538	1,557	—	1,546	1
Revolving home equity	714	734	—	729	—
Consumer and other	296	296	—	312	—
With an allowance recorded:
Residential mortgages - closed end	154	154	15	155	2
Total:
Commercial and industrial	15	15	—	17	—
Commercial mortgages - owner-occupied	519	602	—	519	8
Residential mortgages:
Closed end	1,692	1,711	15	1,701	3
Revolving home equity	714	734	—	729	—
Consumer and other	296	296	—	312	—
	$3,236	$3,358	$15	$3,278	$11

				Three Months Ended
	December 31, 2018			March 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$22	$22	$—	$99	$1
Commercial mortgages - owner-occupied	520	604	—	552	6
Residential mortgages:
Closed end	1,561	1,573	—	1,141	1
Revolving home equity	743	747	—	—	—
Consumer and other	324	324	—	117	1
With an allowance recorded:
Residential mortgages - closed end	253	253	16	286	3
Total:
Commercial and industrial	22	22	—	99	1
Commercial mortgages - owner-occupied	520	604	—	552	6
Residential mortgages:
Closed end	1,814	1,826	16	1,427	4
Revolving home equity	743	747	—	—	—
Consumer and other	324	324	—	117	1
	$3,423	$3,523	$16	$2,195	$12

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	March 31, 2019
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
Commercial and industrial	$445	$—	$—	$—	$445	$100,499	$100,944
Commercial mortgages:
Multifamily	—	—	—	—	—	781,835	781,835
Other	—	—	—	—	—	435,579	435,579
Owner-occupied	231	—	—	—	231	87,241	87,472
Residential mortgages:
Closed end	2,012	—	—	1,372	3,384	1,773,948	1,777,332
Revolving home equity	96	249	—	714	1,059	64,990	66,049
Consumer and other	—	—	—	—	—	5,107	5,107
	$2,784	$249	$—	$2,086	$5,119	$3,249,199	$3,254,318

	December 31, 2018
Commercial and industrial	$—	$43	$—	$—	$43	$98,742	$98,785
Commercial mortgages:
Multifamily	—	—	—	—	—	756,714	756,714
Other	—	—	—	—	—	433,330	433,330
Owner-occupied	—	—	—	—	—	91,251	91,251
Residential mortgages:
Closed end	864	—	—	1,392	2,256	1,807,395	1,809,651
Revolving home equity	—	—	—	743	743	66,967	67,710
Consumer and other	2	—	—	—	2	5,956	5,958
	$866	$43	$—	$2,135	$3,044	$3,260,355	$3,263,399

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at March 31, 2019 or December 31, 2018.

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

The Bank did not modify any loans in troubled debt restructurings during the first three months of 2019. During the three months ended March 31, 2018, the Bank modified two consumer loans to a single borrower into one loan in a troubled debt restructuring amounting to $350,000. The term of the restructured loan was extended for 12 months and the post-modification interest rate was lower than the current market rate for new debt with similar risk.

At March 31, 2019 and December 31, 2018, the Bank had an allowance for loan losses of $15,000 and $16,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the three months ended March 31, 2019 and 2018 that were modified during the 12-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	March 31, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$99,912	$—	$634	$398	$—	$100,944
Commercial mortgages:
Multifamily	781,835	—	—	—	—	781,835
Other	435,579	—	—	—	—	435,579
Owner-occupied	82,097	1,078	3,778	519	—	87,472
	$1,399,423	$1,078	$4,412	$917	$—	$1,405,830

	December 31, 2018
Commercial and industrial	$97,684	$—	$667	$434	$—	$98,785
Commercial mortgages:
Multifamily	756,714	—	—	—	—	756,714
Other	417,838	14,194	1,298	—	—	433,330
Owner-occupied	85,710	1,090	3,911	540	—	91,251
	$1,357,946	$15,284	$5,876	$974	$—	$1,380,080

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated by management as Watch, Special Mention, Substandard or Doubtful.

	March 31, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,775,328	$312	$—	$1,692	$—	$1,777,332
Revolving home equity	65,088	—	247	714	—	66,049
Consumer and other	4,307	—	—	296	—	4,603
	$1,844,723	$312	$247	$2,702	$—	$1,847,984

	December 31, 2018
Residential mortgages:
Closed end	$1,807,525	$312	$—	$1,814	$—	$1,809,651
Revolving home equity	66,718	—	249	743	—	67,710
Consumer and other	4,958	—	—	324	—	5,282
	$1,879,201	$312	$249	$2,881	$—	$1,882,643

Deposit account overdrafts were $504,000 and $676,000 at March 31, 2019 and December 31, 2018, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

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

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued upon the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or upon the conversion of RSUs. At March 31, 2019,  1,751,778 equity awards remain available to be granted under the 2014 Plan of which 298,633 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at March 31, 2019 by the year they were originally granted.

		Granted During the Year Ended December 31,
	Total	2019	2018	2017	2016
Number of RSUs:
Granted during the year	379,435	107,144	70,688	94,329	107,274
Outstanding at March 31, 2019	220,890	107,144	44,338	66,408	3,000

Scheduled to vest during:
2019	94,126	23,535	14,359	53,232	3,000
2020	54,414	35,706	8,782	9,926	—
2021	36,632	12,185	21,197	3,250	—
2022	35,718	35,718	—	—	—
	220,890	107,144	44,338	66,408	3,000

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2019 and 2020 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs awarded in 2016 is equal to the market price of the shares underlying the awards on the grant date. The grant date fair value of RSUs awarded in 2017, 2018 and 2019 is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs.

The following table presents a summary of RSUs outstanding at March 31, 2019 and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2019	215,084	$23.79
Granted	107,144	19.48
Converted	(101,338)	20.79
Outstanding at March 31, 2019	220,890	$23.08	1.41	$4,844
Vested and Convertible at March 31, 2019	—	$—	—	$—

The performance-based RSUs granted in 2019 and 2018 have a maximum payout potential of 1.50 shares of the Corporation’s common stock for each RSU awarded. Performance-based RSU’s granted in 2017 have a maximum payout potential of 1.25 shares for each RSU awarded. All other RSUs outstanding at March 31, 2019 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded. All of the RSUs outstanding at March 31, 2019 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first three months of 2019 and 2018 was $2,107,000 and $2,884,000, respectively.

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

Stock Option Activity. The following table presents a summary of options outstanding at March 31, 2019, and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2019	96,112	$11.80
Exercised	(19,656)	10.32
Forfeited or expired	—	—
Outstanding at March 31, 2019	76,456	$12.18	1.43	$745
Exercisable at March 31, 2019	76,156	$12.16	1.42	$744

All options outstanding at March 31, 2019 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first three months of 2019 and 2018 was $203,000 and $205,000, respectively. Cash received from option exercises in the first three months of 2019 and 2018 was $203,000 and $96,000, respectively. Tax benefits from stock option exercises for the three months ended March 31, 2019 and 2018 were $61,000 and $62,000, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,295,000 and $1,128,000 and recorded related income tax benefits of $390,000 and $340,000 for the three months ended March 31, 2019 and 2018, respectively.

Unrecognized Compensation Cost. As of March 31, 2019, there was $1,797,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $1,000 for stock options and $1,796,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.3 years, which is based on weighted-average periods of 1.2 years and 1.3 years for stock options and RSUs, respectively.

Other. No cash was used to settle stock options during the first three months of 2019 or 2018. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During the three months ended March 31, 2019 and 2018, 1,462 and 557 shares, respectively, of the Corporation’s common stock were issued to members of the Board of Directors in payment of director fees.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension credit.

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Service cost	$317	$342
Interest cost	446	397
Expected return on plan assets	(750)	(819)
Amortization of net actuarial loss	88	—
Net pension cost (credit)	$101	$(80)

Components of net pension cost (credit) other than the service cost component are included in the line item “Other noninterest income” in the consolidated statements of income. The service cost component is included in the line item “Salaries and employee benefits” in the consolidated statements of income.

The Bank makes cash contributions to the pension plan (“Plan”) which comply with the funding requirements of applicable federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax-deductible contributions. The Bank has no minimum required pension contribution for the Plan year ending September 30, 2019.  Its maximum tax-deductible contribution for the tax year beginning January 1, 2019 is $7,700,000.  The contribution the Bank will make in 2019, if any, has not yet been determined.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019 or 2018.

The fair values of the Corporation’s financial assets and liabilities measured at fair value on a recurring basis are set forth in the table that follows. The fair values of available-for-sale securities are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities. Where no significant other observable inputs were available, Level 3 inputs were used. The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date resulting in a Level 2 classification.

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2019:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$412,345	$—	$412,075	$270
Pass-through mortgage securities	66,559	—	66,559	—
Collateralized mortgage obligations	153,287	—	153,287	—
Corporate bonds	117,730	—	117,730	—
	$749,921	$—	$749,651	$270
Financial Liabilities:
Derivative - interest rate swaps	$2,675	$—	$2,675	$—

December 31, 2018:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$420,038	$—	$420,038	$—
Pass-through mortgage securities	65,486	—	65,486	—
Collateralized mortgage obligations	154,901	—	154,901	—
Corporate bonds	117,590	—	117,590	—
	$758,015	$—	$758,015	$—
Financial Liabilities:
Derivative - interest rate swaps	$1,130	$—	$1,130	$—

The Corporation had no assets measured at fair value on a nonrecurring basis at March 31, 2019 or December 31, 2018.

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

	Level of	March 31, 2019		December 31, 2018
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$44,017	$44,017	$47,358	$47,358
Held-to-maturity securities	Level 2	2,402	2,450	2,445	2,493
Held-to-maturity securities	Level 3	2,722	2,722	3,059	3,059
Loans	Level 3	3,224,119	3,107,542	3,232,561	3,079,946
Restricted stock	Level 1	29,411	29,411	40,686	40,686

Financial Liabilities:
Checking deposits	Level 1	925,141	925,141	935,574	935,574
Savings, NOW and money market deposits	Level 1	1,699,996	1,699,996	1,590,341	1,590,341
Time deposits	Level 2	682,072	680,348	559,057	553,900
Short-term borrowings	Level 1	135,176	135,176	388,923	388,923
Long-term debt	Level 2	366,472	362,368	362,027	354,651

9 – LEASES

As described in “Note 12 – Adoption of New Accounting Standards,” the Bank adopted Accounting Standards Update (“ASU”) 2016-02 “Leases” and all subsequent amendments on January 1, 2019.

The Bank leases certain branch and back-office locations under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2028 and have a weighted average remaining term of 7.75 years at March 31, 2019. Many of the Bank’s leases include renewal options of up to 10 years. The exercise of lease renewal options is at the Bank’s sole discretion.

Rental payments required by the Bank’s lease agreements may increase over time based on certain variable components such as real estate taxes and common area maintenance charges.

The Bank determines if an arrangement is a lease at inception. ASU 2016-02 requires the recognition of a right-of-use (“ROU”) asset and lease liability at the commencement date based on the present value of lease payments over the lease term. As most of the Bank’s leases do not provide an implicit interest rate, the Bank uses its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate was 3.10% at March 31, 2019.  For leases entered into on a going forward basis, the Bank’s ROU asset and lease liability may include options to extend the lease when it is reasonably certain that the Bank will exercise that option. Lease expense will be recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Bank has one such lease at March 31, 2019 and recognizes lease expense for this lease on a straight-line basis over the lease term.

The components of lease expense for the three months ended March 31, 2019 are as follows:

(in thousands)
Operating lease cost	$642
Variable lease cost	135
Short-term lease cost	2
$779

The following is a maturity analysis of the operating lease liability as of March 31, 2019.

(dollars in thousands)
12 months ended March 31,	2020	$2,531
	2021	2,446
	2022	2,382
	2023	2,285
	2024	1,979
	Thereafter	6,438
Total lease payments		18,061
Less: interest		2,062
Present value of lease payments		$15,999

Related Party Leases. Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank with a total lease liability of $155,000 at March 31, 2019. The leases expire on October 31, 2022 and December 31, 2019 with options to renew.

10 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The noninterest income section of the consolidated statements of income includes the following types of revenues earned from the Bank's contracts with customers.

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

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $493,000 and $455,000 for the three months ended March 31, 2019 and 2018, respectively. Other items included in “Other noninterest income,” such as bank-owned life insurance (“BOLI”) income, non-service components of net pension cost and real estate tax refunds are excluded from revenue from contracts with customers.

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

Investment Advisory Services. The Bank provides branch space to a third party who sells financial products to the Bank’s customers and pays commissions to the Bank based on the products sold. Commissions are variable and based on the market values of financial assets sold. Commissions are accrued to income as earned.

11 – DERIVATIVES

As part of its asset liability management activities, the Corporation may utilize interest rate swaps  to help manage its interest rate risk position. The notional amount of an interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreements.

The Bank entered into an interest rate swap with a  notional amount totaling $150 million on May 22, 2018 and a second interest rate swap with a notional amount of $50 million on January 17, 2019. The interest rate swaps were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered certificates of deposit. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other liabilities, with changes in fair value net of related income taxes recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Corporation expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	March 31, 2019	December 31, 2018
Notional amount	$200 million	$150 million
Weighted average fixed pay rate	2.83%	2.90%
Weighted average 3-month LIBOR receive rate	2.70%	2.38%
Weighted average maturity	2.81 Years	2.43 Years

Interest expense recorded on the swap transaction, which totaled $69,000 for the three months ended March 31, 2019, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated other comprehensive income (loss) related to swaps will be reclassified to interest expense as interest payments are received/made on the Bank’s variable-rate liabilities. During the three months ended March 31, 2019, the Corporation had $69,000 of reclassifications to interest expense. During the next twelve months, the Corporation estimates that $667,000 will be reclassified as an increase to interest expense.

The following table presents the net losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income (loss) relating to interest rate swaps for the three months ended March 31, 2019.

Amount of Loss
	Amount of Loss	Amount of Loss	Recognized in Other
	Recognized in OCI	Reclassified from OCI	Noninterest Income
(in thousands)	(Effective Portion)	to Interest Expense	(Ineffective Portion)
Interest rate contract:
Three months ended March 31, 2019	$1,614	$69	$—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheet at March 31, 2019.

	March 31, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$2,675		$—	$1,130
Interest rate swap hedging FHLB advances	$50,000			$150,000
Interest rate swap hedging brokered
certificates of deposit	$150,000			$—

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At March 31, 2019, the Bank is in compliance with the collateral posting provisions to its counterparty under the agreement of approximately $2.7 million. If the Bank had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreement at the termination value.

12 – ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset represents the right to use the underlying asset for the lease term and the lease liability represents the discounted value of the required lease payments to the lessor. The ASU also requires entities to disclose key information about leasing arrangements. The Corporation implemented ASU 2016-02 on January 1, 2019 utilizing the transition method described in ASU 2018-11 “Leases – Targeted Improvements.” Upon adoption of the ASU, the Corporation recorded a right-of-use asset and lease liability of $15.7 million and $16.5 million, respectively, for its outstanding operating leases. Implementation did not significantly impact the Corporation’s results of operations, cash flows or regulatory capital ratios. See “Note 9 – Leases” for disclosures required by ASU 2016-02.

The Corporation elected the package of practical expedients permitted in ASU 2016-02. Accordingly, the Bank accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASU 2016-02, (b) whether classification of the operating leases would be different in accordance with ASU 2016-02, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in ASU 2016-02 at lease commencement.

13 – IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value, including loans, debt securities and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the Chief Financial Officer, Chief Risk Officer, Controller, Manager of Accounting Controls and Chief Auditor. A broader group of Bank staff has been identified to assist in implementing the ASU, including representatives of the Bank’s loan operations, credit administration, lending, investments and technology functions. The committee has selected and engaged a third-party software provider, developed an implementation timeline, accumulated the historical data needed to implement the ASU and is reviewing the accounting policy decisions, documentation and internal control processes needed to fully implement the ASU.

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure Requirements for Fair Value Measurement” and ASU 2018-14 “Changes to the Disclosure Requirements for Defined Benefit Plans.” These ASUs modify certain disclosure requirements pertaining to fair value measurements and defined benefit plans, respectively, as part of the FASB’s disclosure framework project, and are intended to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of these ASUs will modify the Corporation’s disclosures but will not impact its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. The Bank’s primary service area is Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens, Brooklyn and Manhattan. Expansion of the Bank’s branch distribution system, particularly in the New York City boroughs of Queens and Brooklyn, is an ongoing initiative.

Overview

Net income and earnings per share for the first three months of 2019  were  $10.8 million and $.43, respectively, compared to $11.1 million and $.44, respectively, for the same period last year. Dividends per share increased 13.3%, from $.15 in the first quarter of 2018 to $.17 for the current quarter. Returns on average assets (“ROA”) and average equity (“ROE”) for the first three months of 2019 were 1.03% and 11.30%, respectively, versus 1.13% and 12.50%, respectively, for the same period last year. Book value per share increased from $15.27 at year-end 2018 to $15.52 at the close of the current quarter.

Analysis of First Quarter Earnings.  Net income for the first quarter of 2019 was $10.8 million, a decrease of $270,000, or 2.4%, versus the same quarter last year. The decrease principally reflects an increase in income tax expense of $1.4 million and a decrease in noninterest income of $848,000, or 25.8%. The impact of these items was partially offset by a reduction in the provision for loan losses of $2.0 million and a very modest increase in net interest income of $254,000. The growth in net interest income was constrained by a deliberate slowing of balance sheet growth and yield curve flattening resulting from a series of increases in the federal funds target rate being accompanied by lesser increases in intermediate and longer-term rates. Increases in the federal funds target rate put significant upward pressure on deposit and borrowing costs, while the accompanying changes in intermediate and longer-term rates did not result in meaningful increases in the yields available to the Bank on its origination of loans and the purchase of securities.

The $254,000 increase in net interest income is mainly attributable to growth in the average balance of loans. Also contributing to the increase is a 20 basis point improvement in the yield on interest-earning assets.  The positive impact of these items on net interest income was almost entirely offset by a 47 basis point increase in funding costs.

Net interest margin for the first quarter of 2019 was 2.56%, down 15 basis points from 2.71% for the same quarter last year. The decrease is largely attributable to yield curve flattening, timing differences between the repricing of interest-earning assets and interest-bearing liabilities in a rising rate environment and deposit rate increases driven by competitive pressure and the Bank’s desire to retain deposits.

The modest mortgage loan pipeline at quarter end of $53 million is reflective of management’s current plans to not meaningfully change the size of the loan portfolio during the remainder of 2019.

The most significant reason for the reduction in the provision for loan losses of $2.0 million versus the same quarter last year was that loans declined by $9 million in the current quarter versus increased by $185 million in the comparable quarter of 2018.

The decrease in noninterest income of $848,000, or 25.8%, is primarily attributable to a BOLI death benefit in the first quarter of 2018, and declines in Investment Management Division (“IMD”) income and the non-service cost components of the Bank’s defined benefit pension plan.

Noninterest expense increased $267,000 versus the same quarter last year primarily because of increases in salaries, occupancy and equipment expense and technology and professional services fees. These items were partially offset by decreases in placement and agency fees and marketing expenses. Management is committed to maintaining tight control over operating costs to mitigate the downward pressure on earnings arising from the current interest rate environment.

Income tax expense increased $1.4 million and the effective tax rate increased from 7.9% to 17.7% when comparing the first quarter of 2018 to the current quarter. These increases are primarily attributable to the recognition of state and local net operating loss carryforwards and higher excess tax benefits from stock-based compensation in the first quarter of 2018 and a decline in the current quarter of tax exempt income from municipal securities and BOLI. The increase in income tax expense also reflects higher pretax earnings in the current quarter as compared to the 2018 quarter.

Asset Quality. The Bank’s allowance for loan losses to total loans (reserve coverage ratio) of .93% at March 31, 2019 was substantially unchanged from year-end 2018.  The provision (credit) for loan losses was ($457,000) and $1.5 million in the first quarters of 2019 and 2018, respectively. The credit provision in the current quarter was driven by a decline in outstanding loans,  a reduction in historical losses and a reduction in the level of watch list loans. The provision in the 2018 quarter was driven by loan growth and an increase in the level of special mention loans, offset by improved economic conditions and a reduction in historical loss rates.

The credit quality of the Bank’s loan and securities portfolios remains strong. Nonaccrual loans, troubled debt restructurings and loans past due 30 through 89 days all remain at very low levels.

Key Strategic Initiatives and Challenges We Face.  The Bank’s strategy remains focused on increasing shareholder value through loan and deposit growth when conditions warrant and the maintenance of strong credit quality and operating efficiency, with an optimal amount of capital. We currently have 52 branches in Nassau and Suffolk Counties, Long Island and the New York City boroughs of Queens, Brooklyn and Manhattan and will continue to open new branches but at a slower pace than in recent years. Management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

Notwithstanding the actions taken by management to mitigate the impact on earnings of the current interest rate environment, net interest income and net interest margin remain under pressure and could be negatively impacted by further upward deposit repricings and increases in borrowing costs. Because rising funding costs may not be accompanied by similar increases in lending and investing rates or growth in noninterest income, the Corporation’s profitability metrics could be negatively impacted and may decline from current levels. Management will continue to be measured and disciplined in its approach to the deposit repricings and loan growth and will not meaningfully loosen its underwriting standards to improve net interest margin. Assuming the relatively flat yield curve and upward pressure on deposit and borrowing costs continue, management believes that net interest margin for 2019 should approximate 2.55%.

With respect to its lending activities, the Bank will continue to prudently manage concentration and credit risk and maintain its broker and correspondent relationships. Commercial mortgage loans will be emphasized over residential mortgage loans because of the better yield and shorter duration that such mortgages generally provide. Small business credit scored loans along with the Bank’s traditional commercial and industrial loan products, will be originated to diversify the Bank’s loan portfolio and help mitigate the impact on net interest margin of the flat yield curve. Management is currently exploring other commercial lending initiatives which, if undertaken, will be built slowly over an extended period of time.

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

	Three Months Ended March 31,
	2019			2018
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$24,800	$146	2.39%	$27,364	$104	1.54%
Investment securities:
Taxable	374,124	3,899	4.17	299,381	2,105	2.81
Nontaxable (1)	418,898	3,915	3.74	465,840	4,343	3.73
Loans (1)	3,261,716	29,417	3.61	3,035,604	26,665	3.51
Total interest-earning assets	4,079,538	37,377	3.67	3,828,189	33,217	3.47
Allowance for loan losses	(30,892)			(34,464)
Net interest-earning assets	4,048,646			3,793,725
Cash and due from banks	36,673			37,301
Premises and equipment, net	41,310			39,964
Other assets	129,391			115,984
	$4,256,020			$3,986,974
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,642,349	4,000.99		$1,704,504	2,540.60
Time deposits	606,704	3,398	2.27	351,462	1,708	1.97
Total interest-bearing deposits	2,249,053	7,398	1.33	2,055,966	4,248.84
Short-term borrowings	301,644	1,965	2.64	200,308	783	1.59
Long-term debt	355,706	1,780	2.03	435,332	2,117	1.97
Total interest-bearing liabilities	2,906,403	11,143	1.55	2,691,606	7,148	1.08
Checking deposits	931,625			925,825
Other liabilities	29,063			9,181
	3,867,091			3,626,612
Stockholders' equity	388,929			360,362
	$4,256,020			$3,986,974

Net interest income (1)		$26,234			$26,069
Net interest spread (1)			2.12%			2.39%
Net interest margin (1)			2.56%			2.71%

(1)

Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.27 in each period presented, using statutory federal income tax rate of 21%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	Three Months Ended March 31,
	2019 Versus 2018
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$(11)	$53	$42
Investment securities:
Taxable	612	1,182	1,794
Nontaxable	(441)	13	(428)
Loans	2,011	741	2,752
Total interest income	2,171	1,989	4,160

Interest Expense:
Savings, NOW & money market deposits	(96)	1,556	1,460
Time deposits	1,397	293	1,690
Short-term borrowings	510	672	1,182
Long-term debt	(397)	60	(337)
Total interest expense	1,414	2,581	3,995
Increase (decrease) in net interest income	$757	$(592)	$165

Net Interest Income

Net interest income on a tax-equivalent basis for the first quarter of 2019 was $26.2 million, an increase of $165,000, or .6%, over $26.1 million for the first quarter of 2018. The increase in net interest income is mainly attributable to growth in the average balance of loans of $226.1 million, or 7.4%. Also contributing to the increase is a 20 basis point improvement in the yield on interest-earning assets primarily stemming from a 136 basis point increase in yield on the taxable securities portfolio and a 10 basis point improvement in loan yields. The positive impact of these items on net interest income was almost entirely offset by a 47 basis point increase in funding costs. Loan yields increased because of a positive spread between the rates on loans being originated versus those paying down, higher yields on the repricing of adjustable-rate commercial and residential mortgages and a shift in originations from lower yielding residential mortgages to higher yielding commercial mortgages. The improvement in yield on the taxable securities portfolio largely resulted from portfolio restructuring activities conducted in 2018.

Growth in the average balance of loans was funded by increases in the average balances of interest-bearing deposits of $193.1 million, or 9.4%, short-term borrowings of $101.3 million and stockholders’ equity of $28.6 million, or 7.9%. These increases were partially offset by a decline in long-term borrowings of $79.6 million, or 18.3%. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative, deposit promotions and the issuance of brokered certificates of deposit (“CDs”). The average balance of brokered CDs increased $149.6 million as brokered CDs were utilized as a lower cost alternative to Federal Home Loan Bank advances. Substantial contributors to the growth in stockholders’ equity were net income and the issuance of shares under the Corporation’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”) during the early part of 2018, partially offset by cash dividends declared and common stock repurchases which began in December 2018.

Net interest margin for the first quarter of 2019 was 2.56%, down 15 basis points from 2.71% for the same quarter last year. The decrease is largely attributable to yield curve flattening, timing differences between the repricing of interest-earning assets and interest-bearing liabilities in a rising rate environment and deposit rate increases driven by competitive pressure and the Bank’s desire to retain deposits. These factors are the main drivers of the 47 basis point increase in funding costs which more than offset the positive impact on net interest margin of the 20 basis point improvement in yield on interest-earning assets. While net interest margin and earnings could be negatively impacted by additional increases in the federal funds target rate which could result in higher deposit rates, a pause by the Federal Reserve could potentially relieve some of the upward pressure on deposit and borrowing costs.

Management has been proactive in addressing the downward pressure on net interest income, net interest margin and earnings caused by the low interest rate environment and flat yield curve. Actions taken during 2018 included, among others, reducing overall balance sheet growth by slowing loan growth and the related need for funding, changing the mix of loans being originated to higher yielding commercial mortgages rather than lower yielding residential mortgages, restructuring the securities portfolio, entering into a deleveraging transaction and hedging a portion of short-term borrowings with an interest rate swap. Thus far in 2019, total loans, assets and related funding, consisting of deposits and borrowings, have remained substantially unchanged and the emphasis on commercial mortgages has continued. Only one new branch was opened in 2019 and no further branch openings are expected for the remainder of the year. Additional actions taken to date in 2019 include entering into an interest rate swap with a notional value of $50 million to provide further protection against  a higher cost of funds, maintaining tight control over operating expenses and using excess capital to repurchase common stock and thereby enhance EPS and ROE. Management is currently evaluating additional steps to mitigate the impact on earnings of the current interest rate environment.

Noninterest Income

Noninterest income includes service charges on deposit accounts, IMD income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income decreased  $848,000, or 25.8%, when comparing the first three months of 2019 to the same period last year. The decrease is primarily attributable to a BOLI death benefit in the first quarter of 2018 of $565,000, and declines in IMD income of $100,000 and the non-service cost components of the Bank’s defined benefit pension plan of $206,000.  The pension cost components included in noninterest income for each quarter are the expected return on pension plan assets and interest cost on the benefit obligation and, for the first quarter of 2019, amortization of the net actuarial loss. IMD income declined mainly because of certain trust-related fees in the 2018 quarter and lower assets under management and held in a custodial capacity in the current quarter. Based on information currently known, we believe that the level of first quarter noninterest income is representative of the amount of noninterest income that will be recognized in each of the remaining quarters of 2019.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $267,000, or 1.8% in the first quarter of 2019 as compared to the same period last year. The increase is primarily attributable to increases in salaries of $183,000, or 2.4%, occupancy and equipment expense of $124,000, or 4.4%, and technology and professional services fees of $165,000. These items were partially offset by decreases in placement and agency fees of $103,000 and marketing expense of $134,000. The increase in salaries is primarily due to higher stock-based compensation expense and normal annual salary adjustments, partially offset by lower incentive compensation. The increase in occupancy and equipment expense includes higher operating costs of new branches and an increase in depreciation expense on the Bank’s facilities and equipment.

Management is committed to maintaining tight control over operating costs to mitigate the downward pressure on earnings arising from the current interest rate environment. The first quarter of this year includes approximately $435,000 of noninterest expense items that are not expected to recur in the remaining quarters of 2019. Exclusive of these items, and based on information currently known, we believe that the level of first quarter noninterest expense is representative of the amount of noninterest expense that will be incurred in each of the remaining quarters of 2019. Management’s expectation for noninterest expense does not take into account a credit of $960,000 that would be applied against the Bank’s FDIC assessments over four or more quarters once the FDIC’s reserve ratio reaches 1.38% and is maintained at or above that level.

Income Taxes

Income tax expense increased $1.4 million and the effective tax rate increased from 7.9% to 17.7% when comparing the first quarter of 2018 to the current quarter. These increases are primarily attributable to the recognition of state and local net operating loss carryforwards and higher excess tax benefits from stock-based compensation in the first quarter of 2018 and a decline in the current quarter of tax exempt income from municipal securities and BOLI. The increase in income tax expense also reflects higher pretax earnings in the current quarter as compared to the 2018 quarter. Management expects the Corporation’s effective tax rate in the remaining quarters of this year to be in the range of 17.5% to 18%.

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

	March 31,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans:
Troubled debt restructurings	$471	$472
Other	1,615	1,663
Total nonaccrual loans	2,086	2,135
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	—
Total nonperforming assets	2,086	2,135
Troubled debt restructurings - performing	1,149	1,289
Total risk elements	$3,235	$3,424

Nonaccrual loans as a percentage of total loans	.06%	.07%
Nonperforming assets as a percentage of total loans and other real estate owned	.06%	.07%
Risk elements as a percentage of total loans and other real estate owned	.10%	.10%

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

The allowance for loan losses decreased $639,000 during the first three months of 2019, amounting to $30.2 million, or .93% of total loans at March 31, 2019 compared to $30.8 million, or .94% of total loans at December 31, 2018. During the first three months of 2019, the Bank had loan chargeoffs of $188,000, recoveries of $6,000 and recorded a credit provision for loan losses of $457,000. During the first three months of 2018, the Bank had loan chargeoffs of $143,000, recoveries of $1,000 and recorded a provision for loan losses of $1.5 million. The credit provision in the current quarter was driven by a decline in outstanding loans, a reduction in historical loss rates and a reduction in the level of watch list loans. The provision in the 2018 quarter was driven by loan growth and an increase in the level of special mention loans, offset by improved economic conditions and a reduction in historical loss rates.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in New York City. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at March 31, 2019. The majority of these loans were collateralized by properties located on Long Island and in the boroughs of New York City.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Cash Flows and Liquidity

Cash Flows. The Corporation’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings. The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends, repurchase its common stock and for general corporate purposes.

The Corporation’s cash and cash equivalent position at March 31, 2019 was $44.0 million, down from $47.4 million at December 31, 2018. The decrease occurred primarily because cash used to repay borrowings, repurchase common stock and pay cash dividends exceeded cash provided by deposit growth, paydowns of securities and loans and operations.

Securities decreased $8.5 million during the first three months of 2019, from $763.5 million at year-end 2018 to $755.0 million at March 31, 2019. The decrease is primarily attributable to maturities and redemptions of $19.1 million, partially offset by purchases of $2.5 million and an increase in the market value of available-for-sale securities of $8.4 million.

During the first three months of 2019, total deposits grew $222.2 million, or 7.2%, to $3.3 billion at March 31, 2019. The increase was attributable to growth in savings, NOW and money market deposits of $109.7 million, or 6.9%, and time deposits of $123.0 million. The growth in deposits is largely attributable to new branch openings, the Bank’s ongoing municipal deposit initiative, deposit promotions and the issuance of  $150 million of brokered certificates of deposit during the first quarter of 2019.

Substantially all of the Bank’s borrowings are from the FHLB. Total borrowings decreased $249.3 million during the first three months of 2019. The decrease is due to a reduction in short-term borrowings of $253.7 million funded mainly by the aforementioned growth in deposits, partially offset by increases in long-term debt of $4.4 million. Long-term debt totaled $366.5 million at March 31, 2019, representing 73% of total borrowings at quarter-end. The Bank’s long-term fixed-rate borrowing position, time deposits and pay-fixed interest rate swaps mitigate the impact that increases in interest rates have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale. At March 31, 2019,  the Bank had approximately $241 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. The Bank can purchase overnight federal funds under its existing line. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.6 billion at March 31, 2019.

Capital

Stockholders’ equity totaled $386.4 million at March 31, 2019, a decrease of $1.7 million from $388.2 million at December 31, 2018. The decrease resulted primarily from the repurchase of 674,800 shares of the Corporation’s common stock at a total cost of $15.3 million and cash dividends declared of $4.3 million, partially offset by net income of $10.8 million and an increase in the after-tax value of available-for-sale securities of  $5.9 million.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of the Corporation and the Bank at March 31, 2019 are as follows:

	Corporation	Bank
Tier 1 leverage	9.15%	9.13%
Common equity tier 1 risk-based	15.03%	14.99%
Tier 1 risk-based	15.03%	14.99%
Total risk-based	16.20%	16.16%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the fully phased-in capital conservation buffer of 2.50%, and the Bank was well capitalized under the FDIC’s prompt corrective action provisions at March 31, 2019.

The deliberate slowing of balance sheet growth has eliminated the need to raise capital through the Corporation’s DRIP. As a result, effective with the cash dividend paid in March 2019, the Corporation notified shareholders that the optional quarterly cash purchase feature of its DRIP is currently unavailable. This change eliminates the dilution to EPS and ROE that would otherwise result from issuing shares at a time when attracting capital is not needed to support growth. The traditional dividend reinvestment feature of the DRIP remains available to shareholders.

In October 2018, the Corporation’s Board of Directors approved a stock repurchase program for shares of its common stock in an amount up to $20 million. In April 2019 an additional $30 million was approved, for a total program size of $50 million.  The Corporation may repurchase shares from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. In the first quarter of 2019, the Corporation repurchased 674,800 shares through open market purchases at a total cost of $15.3 million.

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

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts. The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not. For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various non-maturity deposit products in response to changes in general market interest rates. These estimates are based on, among other things, product type, management’s experience with needed deposit rate adjustments in prior interest rate change cycles, the results of a nonmaturity deposit study conducted by an independent consultant and updated on a periodic basis and management’s assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at March 31, 2019 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income for the year ending March 31, 2020 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for non-maturity deposits are assumed to have an overall life of 6.4 years based on the current mix of such deposits and the most recently updated non-maturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending March 31, 2020 and calculations of EVE at March 31, 2019 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 and 200 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and:  (1) are assumed to be shock or immediate changes for both EVE and net interest income, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except non-maturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2019		Year Ending March 31, 2020
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$520,415	-17.4%	$88,200	-15.4%
+ 200 basis point rate shock	561,363	-10.9%	93,743	-10.1%
+ 100 basis point rate shock	601,606	-4.5%	99,430	-4.7%
Base case (no rate change)	630,282	—	104,282	—
- 100 basis point rate shock	633,282	0.5%	107,652	3.2%
- 200 basis point rate shock	584,798	-7.2%	109,273	4.8%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending March 31, 2020 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its non-maturity deposits in order to remain competitive. Unlike non-maturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. Conversely, an immediate decrease in interest rates of 100 or 200 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its interest-earning assets would lag.  The decline in EVE in the minus 200 basis points scenario is predominantly due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on non-maturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, in Part I under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the first quarter of 2019 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
February 2019	387,200	$22.46	464,500	$9,764,065
March 2019	287,600	$23.08	752,100	$3,127,226

(1) On October 26, 2018,  the Corporation’s Board of Directors approved a $20 million stock repurchase program which was announced on October 30, 2018. An additional $30 million was approved on April 16, 2019 and announced on April 18, 2019 for a total program size of $50 million. The Corporation’s stock repurchase program does not have a fixed expiration date.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2018
THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 10, 2019	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)