Form 10-Q
period 2019-06-30
FIRST OF LONG ISLAND CORP
filed 2019-08-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Emerging growth company ☐
Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of August 2, 2019, the registrant had 24,671,014 shares of common stock, $.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2019	2018

Assets:
Cash and cash equivalents	$69,216	$47,358

Investment securities:
Held-to-maturity, at amortized cost (fair value of $4,522 and $5,552)	4,478	5,504
Available-for-sale, at fair value	738,828	758,015
	743,306	763,519
Loans:
Commercial and industrial	108,154	98,785
Secured by real estate:
Commercial mortgages	1,311,637	1,281,295
Residential mortgages	1,732,301	1,809,651
Home equity lines	66,018	67,710
Consumer and other	3,477	5,958
	3,221,587	3,263,399
Allowance for loan losses	(29,768)	(30,838)
	3,191,819	3,232,561

Restricted stock, at cost	27,884	40,686
Bank premises and equipment, net	40,806	41,267
Right-of-use asset - operating leases	15,425	—
Bank-owned life insurance	82,012	80,925
Pension plan assets, net	15,128	15,154
Deferred income tax benefit	—	3,447
Other assets	16,545	16,143
	$4,202,141	$4,241,060
Liabilities:
Deposits:
Checking	$932,443	$935,574
Savings, NOW and money market	1,716,472	1,590,341
Time, $100,000 and over	241,794	309,165
Time, other	422,870	249,892
	3,313,579	3,084,972

Short-term borrowings	101,162	388,923
Long-term debt	360,472	362,027
Operating lease liability	16,266	—
Accrued expenses and other liabilities	19,144	16,951
Deferred income taxes payable	81	—
	3,810,704	3,852,873
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 24,661,409 and 25,422,740 shares	2,466	2,542
Surplus	127,162	145,163
Retained earnings	263,067	249,922
	392,695	397,627
Accumulated other comprehensive loss, net of tax	(1,258)	(9,440)
	391,437	388,187
	$4,202,141	$4,241,060

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Interest and dividend income:
Loans	$59,029	$55,170	$29,613	$28,506
Investment securities:
Taxable	7,968	5,210	3,923	3,001
Nontaxable	6,046	6,870	2,954	3,439
	73,043	67,250	36,490	34,946
Interest expense:
Savings, NOW and money market deposits	8,841	5,698	4,841	3,158
Time deposits	7,331	4,577	3,933	2,869
Short-term borrowings	2,507	1,656	542	873
Long-term debt	3,675	4,278	1,895	2,161
	22,354	16,209	11,211	9,061
Net interest income	50,689	51,041	25,279	25,885
Provision (credit) for loan losses	(35)	2,315	422	803
Net interest income after provision (credit) for loan losses	50,724	48,726	24,857	25,082

Noninterest income:
Investment Management Division income	998	1,157	517	576
Service charges on deposit accounts	1,485	1,287	780	587
Other	2,678	3,527	1,420	1,516
	5,161	5,971	2,717	2,679
Noninterest expense:
Salaries and employee benefits	17,981	18,714	8,723	9,497
Occupancy and equipment	5,840	5,878	2,903	3,065
Other	6,090	5,983	3,150	3,145
	29,911	30,575	14,776	15,707
Income before income taxes	25,974	24,122	12,798	12,054

Income tax expense	4,389	2,696	2,054	1,739
Net income	$21,585	$21,426	$10,744	$10,315

Earnings per share:
Basic	$0.86	$0.85	$0.43	$0.41
Diluted	$0.86	$0.84	$0.43	$0.40

Cash dividends declared per share	$0.34	$0.30	$0.17	$0.15

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income	$21,585	$21,426	$10,744	$10,315
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	15,631	(14,828)	7,214	(3,094)
Change in funded status of pension plan	176	—	88	—
Change in net unrealized loss on derivative instruments	(4,058)	(406)	(2,513)	(406)
Other comprehensive income (loss) before income taxes	11,749	(15,234)	4,789	(3,500)
Income tax expense (benefit)	3,567	(4,602)	1,469	(1,054)
Other comprehensive income (loss)	8,182	(10,632)	3,320	(2,446)
Comprehensive income	$29,767	$10,794	$14,064	$7,869

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2019
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2019	25,422,740	$2,542	$145,163	$249,922	$(9,440)	$388,187
Net income				21,585		21,585
Other comprehensive income					8,182	8,182
Repurchase of common stock	(915,100)	(91)	(20,523)			(20,614)
Shares withheld upon the vesting
and conversion of RSUs	(39,947)	(4)	(826)			(830)
Common stock issued under
stock compensation plans	123,818	12	253			265
Common stock issued under
dividend reinvestment and
stock purchase plan	69,898	7	1,427			1,434
Stock-based compensation			1,668			1,668
Cash dividends declared				(8,440)		(8,440)
Balance, June 30, 2019	24,661,409	$2,466	$127,162	$263,067	$(1,258)	$391,437

	Six Months Ended June 30, 2018
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	24,668,390	$2,467	$127,122	$224,315	$546	$354,450
Net income				21,426		21,426
Other comprehensive loss					(10,632)	(10,632)
Reclassification of stranded
tax effects upon the adoption
of ASU 2018-02				277	(277)	—
Shares withheld upon the vesting
and conversion of RSUs	(25,735)	(3)	(730)			(733)
Common stock issued under
stock compensation plans	118,900	12	172			184
Common stock issued under
dividend reinvestment and
stock purchase plan	591,781	59	15,795			15,854
Stock-based compensation			1,261			1,261
Cash dividends declared				(7,571)		(7,571)
Balance, June 30, 2018	25,353,336	$2,535	$143,620	$238,447	$(10,363)	$374,239

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(CONTINUED)

	Three Months Ended June 30, 2019
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, April 1, 2019	24,900,347	$2,490	$132,018	$256,512	$(4,578)	$386,442
Net income				10,744		10,744
Other comprehensive income					3,320	3,320
Repurchase of common stock	(240,300)	(24)	(5,259)			(5,283)
Common stock issued under
stock compensation plans	1,362	—	30			30
Stock-based compensation			373			373
Cash dividends declared				(4,189)		(4,189)
Balance, June 30, 2019	24,661,409	$2,466	$127,162	$263,067	$(1,258)	$391,437

	Three Months Ended June 30, 2018
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, April 1, 2018	25,024,667	$2,502	$134,924	$231,937	$(7,917)	$361,446
Net income				10,315		10,315
Other comprehensive loss					(2,446)	(2,446)
Shares withheld upon the vesting
and conversion of RSUs	(414)	—	(11)			(11)
Common stock issued under
stock compensation plans	6,663	1	71			72
Common stock issued under
dividend reinvestment and
stock purchase plan	322,420	32	8,503			8,535
Stock-based compensation			133			133
Cash dividends declared				(3,805)		(3,805)
Balance, June 30, 2018	25,353,336	$2,535	$143,620	$238,447	$(10,363)	$374,239

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$21,585	$21,426
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(35)	2,315
Credit for deferred income taxes	(39)	(3,502)
Depreciation and amortization of premises and equipment	2,028	2,003
Amortization of right-of-use asset - operating leases	1,058	—
Premium amortization on investment securities, net	586	965
Stock-based compensation expense	1,668	1,261
Common stock issued in lieu of cash for director fees	62	31
Accretion of cash surrender value on bank-owned life insurance	(1,087)	(1,025)
Pension expense (credit)	202	(159)
Decrease (increase) in other assets	(402)	3,204
Increase (decrease) in accrued expenses and other liabilities	(1,820)	2,444
Net cash provided by operating activities	23,806	28,963
Cash Flows From Investing Activities:
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	1,193	3,187
Available-for-sale	52,816	39,574
Purchases of investment securities:
Held-to-maturity	(155)	(1,098)
Available-for-sale	(18,596)	(137,126)
Net decrease (increase) in loans	40,777	(304,524)
Proceeds from sale of other real estate owned	—	5,125
Net decrease in restricted stock	12,802	655
Purchases of premises and equipment, net	(1,567)	(2,454)
Purchases of bank-owned life insurance	—	(20,000)
Net cash provided by (used in) investing activities	87,270	(416,661)
Cash Flows From Financing Activities:
Net increase in deposits	228,607	411,901
Net decrease in short-term borrowings	(287,761)	(25,234)
Proceeds from long-term debt	48,945	39,680
Repayment of long-term debt	(50,500)	(48,950)
Proceeds from issuance of common stock, net	1,434	15,854
Proceeds from exercise of stock options	203	153
Shares withheld upon the vesting and conversion of RSUs	(830)	(733)
Repurchase of common stock	(20,614)	—
Cash dividends paid	(8,702)	(7,459)
Net cash provided by (used in) financing activities	(89,218)	385,212
Net increase (decrease) in cash and cash equivalents	21,858	(2,486)
Cash and cash equivalents, beginning of year	47,358	69,672
Cash and cash equivalents, end of period	$69,216	$67,186
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$22,140	$15,720
Income taxes	4,327	365
Operating cash flows from operating leases	1,257	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	16,483	—
Cash dividends payable	4,198	3,910

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

The consolidated financial information included herein as of and for the periods ended June 30, 2019 and 2018 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2018 consolidated balance sheet was derived from the Corporation's December 31, 2018 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$21,585	$21,426	$10,744	$10,315
Income allocated to participating securities (1)	—	60	—	23
Income allocated to common stockholders	$21,585	$21,366	$10,744	$10,292

Weighted average:
Common shares	25,051,412	25,149,364	24,821,026	25,334,155
Dilutive stock options and restricted stock units (1)	169,048	188,918	181,751	173,661
	25,220,460	25,338,282	25,002,777	25,507,816
Earnings per share:
Basic	$0.86	$0.85	$0.43	$0.41
Diluted	0.86	0.84	0.43	0.40

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Change in net unrealized holding gains (losses) on
available-for-sale securities:
Change arising during the period	$15,631	$(14,828)	$7,214	$(3,094)
Tax effect	4,687	(4,480)	2,151	(932)
	10,944	(10,348)	5,063	(2,162)
Change in funded status of pension plan:
Amortization of net actuarial loss included in net income (1)	176	—	88	—
Tax effect	92	—	65	—
	84	—	23	—
Change in net unrealized loss on derivative instruments:
Change arising during the period	(4,241)	(496)	(2,627)	(496)
Reclassification adjustment for net interest expense
included in net income (2)	183	90	114	90
	(4,058)	(406)	(2,513)	(406)
Tax effect	(1,212)	(122)	(747)	(122)
	(2,846)	(284)	(1,766)	(284)

Other comprehensive income (loss)	$8,182	$(10,632)	$3,320	$(2,446)

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

The following table sets forth the components of accumulated other comprehensive loss, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/18	Change	6/30/19
Unrealized holding gains (losses) on available-for-sale securities	$(2,955)	$10,944	$7,989
Unrealized actuarial losses on pension plan	(5,696)	84	(5,612)
Unrealized loss on derivative instruments	(789)	(2,846)	(3,635)
Accumulated other comprehensive loss, net of tax	$(9,440)	$8,182	$(1,258)

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-Maturity Securities:
State and municipals	$4,210	$31	$—	$4,241
Pass-through mortgage securities	253	13	—	266
Collateralized mortgage obligations	15	—	—	15
	$4,478	$44	$—	$4,522
Available-for-Sale Securities:
State and municipals	$397,988	$9,021	$(484)	$406,525
Pass-through mortgage securities	64,719	867	(171)	65,415
Collateralized mortgage obligations	145,719	3,126	(7)	148,838
Corporate bonds	119,000	—	(950)	118,050
	$727,426	$13,014	$(1,612)	$738,828

	December 31, 2018
Held-to-Maturity Securities:
State and municipals	$5,142	$36	$—	$5,178
Pass-through mortgage securities	267	11	—	278
Collateralized mortgage obligations	95	1	—	96
	$5,504	$48	$—	$5,552
Available-for-Sale Securities:
State and municipals	$422,235	$3,220	$(5,417)	$420,038
Pass-through mortgage securities	66,631	24	(1,169)	65,486
Collateralized mortgage obligations	154,378	886	(363)	154,901
Corporate bonds	119,000	—	(1,410)	117,590
	$762,244	$4,130	$(8,359)	$758,015

At June 30, 2019 and December 31, 2018, investment securities with a carrying value of $420,902,000 and $342,712,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2019 and December 31, 2018.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2019
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$1,318	$(2)	$23,470	$(482)	$24,788	$(484)
Pass-through mortgage securities	—	—	18,600	(171)	18,600	(171)
Collateralized mortgage obligations	—	—	6,949	(7)	6,949	(7)
Corporate bonds	86,050	(950)	—	—	86,050	(950)
Total temporarily impaired	$87,368	$(952)	$49,019	$(660)	$136,387	$(1,612)

	December 31, 2018
State and municipals	$102,882	$(1,639)	$62,995	$(3,778)	$165,877	$(5,417)
Pass-through mortgage securities	38,421	(142)	23,425	(1,027)	61,846	(1,169)
Collateralized mortgage obligations	32,577	(89)	7,342	(274)	39,919	(363)
Corporate bonds	97,590	(1,410)	—	—	97,590	(1,410)
Total temporarily impaired	$271,470	$(3,280)	$93,762	$(5,079)	$365,232	$(8,359)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Sales of Available-for-Sale and Held-to-Maturity Securities. There were no sales of available-for-sale or held-to-maturity securities during the six months ended June 30, 2019 and 2018.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at June 30, 2019 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Held-to-Maturity Securities:
Within one year	$2,636	$2,638
After 1 through 5 years	1,574	1,603
After 5 through 10 years	—	—
After 10 years	—	—
Mortgage-backed securities	268	281
	$4,478	$4,522
Available-for-Sale Securities:
Within one year	$24,321	$24,452
After 1 through 5 years	52,422	53,228
After 5 through 10 years	279,400	282,289
After 10 years	160,845	164,606
Mortgage-backed securities	210,438	214,253
	$727,426	$738,828

5 - LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	June 30, 2019
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$133	$108,021	$108,154	$62	$1,139	$1,201
Commercial mortgages:
Multifamily	—	780,563	780,563	—	6,730	6,730
Other	—	424,416	424,416	—	3,440	3,440
Owner-occupied	510	106,148	106,658	—	828	828
Residential mortgages:
Closed end	1,834	1,730,467	1,732,301	15	17,133	17,148
Revolving home equity	1,084	64,934	66,018	—	397	397
Consumer and other	287	3,190	3,477	—	24	24
	$3,848	$3,217,739	$3,221,587	$77	$29,691	$29,768

	December 31, 2018
Commercial and industrial	$22	$98,763	$98,785	$—	$1,158	$1,158
Commercial mortgages:
Multifamily	—	756,714	756,714	—	5,851	5,851
Other	—	433,330	433,330	—	3,783	3,783
Owner-occupied	520	90,731	91,251	—	743	743
Residential mortgages:
Closed end	1,814	1,807,837	1,809,651	16	18,828	18,844
Revolving home equity	743	66,967	67,710	—	410	410
Consumer and other	324	5,634	5,958	—	49	49
	$3,423	$3,259,976	$3,263,399	$16	$30,822	$30,838

The following tables present the activity in the allowance for loan losses for the periods indicated.

(in thousands)	Balance at 1/1/19	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/19
Commercial and industrial	$1,158	$365	$8	$400	$1,201
Commercial mortgages:
Multifamily	5,851	—	—	879	6,730
Other	3,783	—	—	(343)	3,440
Owner-occupied	743	—	—	85	828
Residential mortgages:
Closed end	18,844	433	1	(1,264)	17,148
Revolving home equity	410	249	—	236	397
Consumer and other	49	—	3	(28)	24
	$30,838	$1,047	$12	$(35)	$29,768

	Balance at 4/1/19	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/19
Commercial and industrial	$1,047	$311	$4	$461	$1,201
Commercial mortgages:
Multifamily	6,435	—	—	295	6,730
Other	3,517	—	—	(77)	3,440
Owner-occupied	685	—	—	143	828
Residential mortgages:
Closed end	18,071	299	—	(624)	17,148
Revolving home equity	402	249	—	244	397
Consumer and other	42	—	2	(20)	24
	$30,199	$859	$6	$422	$29,768

(in thousands)	Balance at 1/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/18
Commercial and industrial	$1,441	$304	$6	$155	$1,298
Commercial mortgages:
Multifamily	6,423	—	—	625	7,048
Other	4,734	—	—	34	4,768
Owner-occupied	1,076	—	—	(165)	911
Residential mortgages:
Closed end	19,347	20	100	1,526	20,953
Revolving home equity	689	49	—	135	775
Consumer and other	74	—	—	5	79
	$33,784	$373	$106	$2,315	$35,832

	Balance at 4/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 6/30/18
Commercial and industrial	$1,264	$230	$6	$258	$1,298
Commercial mortgages:
Multifamily	6,769	—	—	279	7,048
Other	4,780	—	—	(12)	4,768
Owner-occupied	918	—	—	(7)	911
Residential mortgages:
Closed end	20,666	—	99	188	20,953
Revolving home equity	682	—	—	93	775
Consumer and other	75	—	—	4	79
	$35,154	$230	$105	$803	$35,832

For individually impaired loans, the following tables set forth by class of loans at June 30, 2019 and December 31, 2018 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the six and three months ended June 30, 2019 and 2018. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Six Months Ended		Three Months Ended
	June 30, 2019			June 30, 2019		June 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$9	$9	$—	$14	$1	$11	$1
Commercial mortgages - owner-occupied	510	594	—	515	15	512	7
Residential mortgages:
Closed end	1,681	1,707	—	1,705	2	1,690	1
Revolving home equity	1,084	1,113	—	1,101	—	1,089	—
Consumer and other	287	287	—	301	—	290	—
With an allowance recorded:
Commercial and industrial	124	124	62	131	—	127	—
Residential mortgages - closed end	153	153	15	154	4	153	2
Total:
Commercial and industrial	133	133	62	145	1	138	1
Commercial mortgages - owner-occupied	510	594	—	515	15	512	7
Residential mortgages:
Closed end	1,834	1,860	15	1,859	6	1,843	3
Revolving home equity	1,084	1,113	—	1,101	—	1,089	—
Consumer and other	287	287	—	301	—	290	—
	$3,848	$3,987	$77	$3,921	$22	$3,872	$11

				Six Months Ended		Three Months Ended
	December 31, 2018			June 30, 2018		June 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$22	$22	$—	$68	$2	$37	$1
Commercial mortgages - owner-occupied	520	604	—	539	12	526	6
Residential mortgages:
Closed end	1,561	1,573	—	1,929	3	1,894	2
Revolving home equity	743	747	—	—	—	—	—
Consumer and other	324	324	—	231	6	344	5
With an allowance recorded:
Residential mortgages - closed end	253	253	16	276	6	264	3
Total:
Commercial and industrial	22	22	—	68	2	37	1
Commercial mortgages - owner-occupied	520	604	—	539	12	526	6
Residential mortgages:
Closed end	1,814	1,826	16	2,205	9	2,158	5
Revolving home equity	743	747	—	—	—	—	—
Consumer and other	324	324	—	231	6	344	5
	$3,423	$3,523	$16	$3,043	$29	$3,065	$17

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	June 30, 2019
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
Commercial and industrial	$—	$—	$—	$124	$124	$108,030	$108,154
Commercial mortgages:
Multifamily	—	—	—	—	—	780,563	780,563
Other	—	—	—	—	—	424,416	424,416
Owner-occupied	—	—	—	—	—	106,658	106,658
Residential mortgages:
Closed end	—	—	—	1,521	1,521	1,730,780	1,732,301
Revolving home equity	122	—	—	1,084	1,206	64,812	66,018
Consumer and other	—	—	—	—	—	3,477	3,477
	$122	$—	$—	$2,729	$2,851	$3,218,736	$3,221,587

	December 31, 2018
Commercial and industrial	$—	$43	$—	$—	$43	$98,742	$98,785
Commercial mortgages:
Multifamily	—	—	—	—	—	756,714	756,714
Other	—	—	—	—	—	433,330	433,330
Owner-occupied	—	—	—	—	—	91,251	91,251
Residential mortgages:
Closed end	864	—	—	1,392	2,256	1,807,395	1,809,651
Revolving home equity	—	—	—	743	743	66,967	67,710
Consumer and other	2	—	—	—	2	5,956	5,958
	$866	$43	$—	$2,135	$3,044	$3,260,355	$3,263,399

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at June 30, 2019 or December 31, 2018.

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

The Bank did not modify any loans in troubled debt restructurings during the first six months of 2019. During the six months ended June 30, 2018, the Bank modified two consumer loans to a single borrower into one loan in a troubled debt restructuring amounting to $350,000. The term of the restructured loan was extended for 12 months and the post-modification interest rate was lower than the current market rate for new debt with similar risk.

At June 30, 2019 and December 31, 2018, the Bank had an allowance for loan losses of $15,000 and $16,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the six months ended June 30, 2019 and 2018 that were modified during the 12-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics. Credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by real estate mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City (“NYC”), and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment and other income of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled (See “Item 1A. Risk Factors” in Part II of this Form 10-Q for information regarding recent legislation in New York State (“NYS”)). These sources of repayment are dependent on, among other things, the strength of the local economy.

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

	June 30, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$107,068	$—	$601	$485	$—	$108,154
Commercial mortgages:
Multifamily	773,758	—	6,805	—	—	780,563
Other	424,416	—	—	—	—	424,416
Owner-occupied	101,439	1,066	3,643	510	—	106,658
	$1,406,681	$1,066	$11,049	$995	$—	$1,419,791

	December 31, 2018
Commercial and industrial	$97,684	$—	$667	$434	$—	$98,785
Commercial mortgages:
Multifamily	756,714	—	—	—	—	756,714
Other	417,838	14,194	1,298	—	—	433,330
Owner-occupied	85,710	1,090	3,911	540	—	91,251
	$1,357,946	$15,284	$5,876	$974	$—	$1,380,080

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated by management as Watch, Special Mention, Substandard or Doubtful.

	June 30, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,730,158	$309	$—	$1,834	$—	$1,732,301
Revolving home equity	64,691	—	243	1,084	—	66,018
Consumer and other	2,799	—	—	287	—	3,086
	$1,797,648	$309	$243	$3,205	$—	$1,801,405

	December 31, 2018
Residential mortgages:
Closed end	$1,807,525	$312	$—	$1,814	$—	$1,809,651
Revolving home equity	66,718	—	249	743	—	67,710
Consumer and other	4,958	—	—	324	—	5,282
	$1,879,201	$312	$249	$2,881	$—	$1,882,643

Deposit account overdrafts were $391,000 and $676,000 at June 30, 2019 and December 31, 2018, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

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

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued upon the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or upon the conversion of RSUs. At June 30, 2019, 1,745,416 equity awards remain available to be granted under the 2014 Plan of which 293,633 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at June 30, 2019 by the year they were originally granted.

		Granted During the Year Ended December 31,
	Total	2019	2018	2017	2016
Number of RSUs:
Granted during the year	384,435	112,144	70,688	94,329	107,274
Outstanding at June 30, 2019	225,890	112,144	44,338	66,408	3,000

Scheduled to vest during:
2019	94,126	23,535	14,359	53,232	3,000
2020	55,414	36,706	8,782	9,926	—
2021	37,632	13,185	21,197	3,250	—
2022	36,718	36,718	—	—	—
2023	1,000	1,000	—	—	—
2024	1,000	1,000	—	—	—
	225,890	112,144	44,338	66,408	3,000

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

The following table presents a summary of RSUs outstanding at June 30, 2019 and changes during the six-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2019	215,084	$23.79
Granted	112,144	19.48
Converted	(101,338)	20.79
Outstanding at June 30, 2019	225,890	$22.99	1.19	$4,536
Vested and Convertible at June 30, 2019	—	$—	—	$—

The performance-based RSUs granted in 2019 and 2018 have a maximum payout potential of 1.50 shares of the Corporation’s common stock for each RSU awarded. Performance-based RSU’s granted in 2017 have a maximum payout potential of 1.25 shares for each RSU awarded. All other RSUs outstanding at June 30, 2019 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded. All of the RSUs outstanding at June 30, 2019 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first six months of 2019 and 2018 was $2,107,000 and $2,911,000, respectively.

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

Stock Option Activity. The following table presents a summary of options outstanding at June 30, 2019, and changes during the six- month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2019	96,112	$11.80
Exercised	(19,656)	10.32
Forfeited or expired	—	—
Outstanding at June 30, 2019	76,456	$12.18	1.18	$604
Exercisable at June 30, 2019	76,306	$12.17	1.18	$603

All options outstanding at June 30, 2019 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first six months of 2019 and 2018 was $203,000 and $278,000, respectively. Cash received from option exercises in the first six months of 2019 and 2018 was $203,000 and $153,000, respectively. Tax benefits from stock option exercises for the six months ended June 30, 2019 and 2018 were $61,000 and $84,000, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,668,000 and $1,261,000 and recorded related income tax benefits of $499,000 and $380,000 for the six months ended June 30, 2019 and 2018, respectively.

Unrecognized Compensation Cost. As of June 30, 2019, there was $1,521,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $1,000 for stock options and $1,520,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.5 years, which is based on weighted-average periods of 0.9 years and 1.5 years for stock options and RSUs, respectively.

Other. No cash was used to settle stock options during the first six months of 2019 or 2018. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During the six months ended June 30, 2019 and 2018, 2,824 and 1,141 shares, respectively, of the Corporation’s common stock were issued to members of the Board of Directors in payment of director fees.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension credit.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Service cost	$634	$685	$317	$343
Interest cost	893	794	447	397
Expected return on plan assets	(1,501)	(1,638)	(751)	(819)
Amortization of net actuarial loss	176	—	88	—
Net pension cost (credit)	$202	$(159)	$101	$(79)

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2019 or 2018.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2019:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$406,525	$—	$406,255	$270
Pass-through mortgage securities	65,415	—	65,415	—
Collateralized mortgage obligations	148,838	—	148,838	—
Corporate bonds	118,050	—	118,050	—
	$738,828	$—	$738,558	$270
Financial Liabilities:
Derivatives - interest rate swaps	$5,188	$—	$5,188	$—

December 31, 2018:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$420,038	$—	$420,038	$—
Pass-through mortgage securities	65,486	—	65,486	—
Collateralized mortgage obligations	154,901	—	154,901	—
Corporate bonds	117,590	—	117,590	—
	$758,015	$—	$758,015	$—
Financial Liabilities:
Derivative - interest rate swap	$1,130	$—	$1,130	$—

The Corporation had no assets measured at fair value on a nonrecurring basis at June 30, 2019 or December 31, 2018.

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

	Level of	June 30, 2019		December 31, 2018
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$69,216	$69,216	$47,358	$47,358
Held-to-maturity securities	Level 2	2,362	2,406	2,445	2,493
Held-to-maturity securities	Level 3	2,116	2,116	3,059	3,059
Loans	Level 3	3,191,819	3,131,749	3,232,561	3,079,946
Restricted stock	Level 1	27,884	27,884	40,686	40,686

Financial Liabilities:
Checking deposits	Level 1	932,443	932,443	935,574	935,574
Savings, NOW and money market deposits	Level 1	1,716,472	1,716,472	1,590,341	1,590,341
Time deposits	Level 2	664,664	667,294	559,057	553,900
Short-term borrowings	Level 1	101,162	101,162	388,923	388,923
Long-term debt	Level 2	360,472	360,467	362,027	354,651

9 – LEASES

As described in “Note 12 – Adoption of New Accounting Standards,” the Bank adopted Accounting Standards Update (“ASU”) 2016-02 “Leases” and all subsequent amendments on January 1, 2019.

The Bank leases certain branch and back-office locations under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2032 and have a weighted average remaining term of 7.89 years at June 30, 2019. Many of the Bank’s leases include renewal options of up to 10 years. The exercise of lease renewal options is at the Bank’s sole discretion.

Rental payments required by the Bank’s lease agreements may increase over time based on certain variable components such as real estate taxes and common area maintenance charges.

The Bank determines if an arrangement is a lease at inception. ASU 2016-02 requires the recognition of a right-of-use (“ROU”) asset and lease liability at the commencement date based on the present value of lease payments over the lease term. As most of the Bank’s leases do not provide an implicit interest rate, the Bank uses its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate for leases in place at June 30, 2019 was 3.09%. For leases entered into on a going forward basis, the Bank’s ROU asset and lease liability may include options to extend the lease when it is reasonably certain that the Bank will exercise that option. Lease expense will be recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Bank has one such lease at June 30, 2019 and recognizes lease expense for this lease on a straight-line basis over the lease term.

The components of lease expense for the six and three months ended June 30, 2019 are as follows:

	Six Months Ended	Three Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$1,307	$665
Variable lease cost	241	106
Short-term lease cost	3	1
	$1,551	$772

The following is a maturity analysis of the operating lease liability as of June 30, 2019.

(dollars in thousands)		June 30, 2019
12 months ended June 30,	2020	$2,575
	2021	2,487
	2022	2,455
	2023	2,266
	2024	2,017
	Thereafter	6,566
Total lease payments		18,366
Less: interest		2,100
Present value of lease payments		$16,266

Related Party Leases. Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank with a total lease liability of $138,000 at June 30, 2019. The leases expire on December 31, 2019 and October 31, 2022 with options to renew.

10 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The noninterest income section of the consolidated statements of income includes the following types of revenues earned from the Bank's contracts with customers.

Investment Management Division (“IMD”) Revenues. The Bank holds customer assets in a fiduciary capacity and provides various services, including trust account services, estate settlement, custody and asset management. The services are performed for customers over time, requiring a time-based measure of progress. Fees are assessed based on market values of customer assets held or under management as of a certain point in time, and income cannot be estimated prior to the end of the measurement period. Volatility in equity and other market values will impact the amount of revenue that will be earned. Fees are generally earned and collected on a monthly or quarterly basis, accrued to income as earned and included in the consolidated statements of income in the line item "Investment Management Division income."

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

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $1,099,000 and $985,000 for the six months ended June 30, 2019 and 2018, respectively. Other items included in “Other noninterest income,” such as bank-owned life insurance (“BOLI”) income, non-service components of net pension cost and real estate tax refunds are excluded from revenue from contracts with customers.

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

The Bank entered into an interest rate swap with a notional amount totaling $150 million on May 22, 2018 and a second interest rate swap with a notional amount of $50 million on January 17, 2019. The interest rate swaps were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered certificates of deposit (“CDs”). The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other liabilities, with changes in fair value net of related income taxes recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Corporation expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	June 30, 2019	December 31, 2018
Notional amount	$200 million	$150 million
Weighted average fixed pay rate	2.83%	2.90%
Weighted average 3-month LIBOR receive rate	2.60%	2.38%
Weighted average maturity	2.56 Years	2.43 Years

Interest expense recorded on the swap transactions, which totaled $183,000 for the six months ended June 30, 2019, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated other comprehensive income (loss) related to swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable-rate liabilities. During the six months ended June 30, 2019, the Corporation had $183,000 of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $1,624,000 will be reclassified as an increase to interest expense.

The following table presents the net losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps for the six and three months ended June 30, 2019.

			Amount of Loss
	Amount of Loss	Amount of Loss	Recognized in Other
	Recognized in OCI	Reclassified from OCI	Noninterest Income
(in thousands)	(Effective Portion)	to Interest Expense	(Ineffective Portion)
Interest rate contracts:
Six months ended June 30, 2019	$4,241	$183	$—
Three months ended June 30, 2019	$2,627	$114	$—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheet at June 30, 2019.

	June 30, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$5,188		$—	$1,130
Interest rate swap hedging FHLB advances	$—			$150,000
Interest rate swaps hedging brokered CDs	$200,000			$—

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At June 30, 2019, the Bank is in compliance with the collateral posting provisions to its counterparty under the agreement of approximately $5.3 million. If the Bank had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreement at the termination value.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value, including loans, debt securities and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the EVP/CEO Successor, Chief Financial Officer, Chief Risk Officer, Chief Credit Officer, Controller, Manager of Accounting Controls and Chief Auditor. A broader group of Bank staff has been identified to assist in implementing the ASU, including representatives of the Bank’s loan operations, credit administration, lending, investments and technology functions. The committee has engaged a third-party software provider, developed an implementation timeline, and accumulated all necessary historical data. The committee is in the process of implementing the ASU which includes, among other things, developing accounting policy documentation and internal control processes. Parallel testing is expected to commence in the next two months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements, and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. The Bank’s primary service area is Nassau and Suffolk Counties, Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan. Continued expansion of the Bank’s branch distribution system, particularly in the NYC boroughs of Queens and Brooklyn, is an ongoing strategic initiative.

Overview

Net income and earnings per share for the first six months of 2019 were $21.6 million and $.86, respectively, compared to $21.4 million and $.84, respectively, for the same period last year. Dividends per share increased 13.3%, from $.30 for the first six months of 2018 to $.34 for the current six-month period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first six months of 2019 were 1.03% and 11.15%, respectively, versus 1.05% and 11.77%, respectively, for the same period last year. Book value per share increased from $15.27 at year-end 2018 to $15.87 at the close of the current quarter.

Analysis of Earnings – Six-Month Periods. Net income for the first six months of 2019 was $21.6 million, an increase of $159,000, or .7%, versus the same period last year. The increase is attributable to decreases in the provision for loan losses and non-interest expense of $2.4 million and $664,000, respectively. The impact of these decreases was partially offset by declines in net interest income and noninterest income of $352,000 and $810,000, respectively, and an increase in income tax expense of $1.7 million.

The decline in net interest income occurred because of yield curve flattening followed by inversion and management’s resulting decision to slow loan and overall balance sheet growth.

Net interest margin for the first six months of 2019 was 2.57%, down 9 basis points from 2.66% for the same period last year. The decrease is largely attributable to the flattening and inversion of the yield curve and the resulting impact on funding costs and asset yields.

The modest mortgage loan pipeline at quarter end of $49 million is reflective of management’s current plans to not meaningfully change the size of the loan portfolio during the remainder of 2019.

The most significant reason for the reduction in the provision for loan losses of $2.4 million versus the same period last year was that loans declined by $42 million in the current period versus increased by $304 million in the comparable period of 2018.

The decrease in noninterest income of $810,000, or 13.6%, is primarily attributable to a BOLI death benefit in the first six months of 2018 and declines for the current six-month period in the non-service cost components of the Bank’s defined benefit pension plan and IMD income.

Noninterest expense decreased $664,000, or 2.2%, versus the same period last year primarily because of decreases in salaries and employee benefits and marketing expenses, partially offset by increases in technology and professional services fees. Management is committed to maintaining tight control over operating costs which should help to mitigate the downward pressure on earnings arising from the current interest rate environment.

Income tax expense increased $1.7 million and the effective tax rate increased from 11.2% to 16.9% when comparing the first six months of 2019 to the same period last year. These increases are primarily attributable to the recognition of state and local net operating loss carryforwards and higher excess tax benefits from stock-based compensation in the 2018 period and a decline in the current period of tax-exempt income from municipal securities and BOLI. The increase in income tax expense also reflects higher pretax earnings in the current six-month period as compared to the same period of 2018.

Asset Quality. The Bank’s allowance for loan losses to total loans (reserve coverage ratio) declined by 2 basis points from .94% at year-end 2018 to .92% at June 30, 2019. The provision (credit) for loan losses was ($35,000) and $2.3 million in the first six months of 2019 and 2018, respectively. The credit provision in the current six-month period was driven mainly by declines in outstanding loans and historical loss rates partially offset by net chargeoffs. The provision in the 2018 period was driven mainly by loan growth offset by improved economic conditions, reductions in historical loss rates and growth rate trends.

The credit quality of the Bank’s loan and securities portfolios remains strong. Nonaccrual loans, troubled debt restructurings and loans past due 30 through 89 days all remain at very low levels.

Key Strategic Initiatives and Challenges We Face. The Bank’s strategy remains focused on increasing shareholder value through loan and deposit growth when conditions warrant and the maintenance of strong credit quality, a strong efficiency ratio and an optimal amount of capital. We continue to adjust overall balance sheet and loan growth and capital levels in response to market conditions to optimize current results and best position the Bank for future increases in profitability. We currently have 52 branches in Nassau and Suffolk Counties, Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan and will continue to open new branches, albeit at a slower pace than in recent years. Management is also focused on growing noninterest income from existing and potential new sources, which may include the development or acquisition of fee-based businesses.

Notwithstanding the actions taken by management to mitigate the impact on earnings of the current interest rate environment, net interest income and net interest margin remain under pressure and could be negatively impacted by further yield curve inversion, upward deposit repricings and increases in borrowing costs. The Corporation’s profitability metrics could be negatively impacted and may experience declines from current levels due to one or both of the following: (1) rising funding costs that are not accompanied by similar increases in lending and investing rates, or (2) falling funding costs that are accompanied by equal or greater declines in available yields on loans and securities. Management will continue to be measured and disciplined in its approach to deposit repricings and loan growth and will not meaningfully loosen its underwriting standards to improve net interest margin. Assuming no meaningful change in the yield curve and upward pressure on deposit and borrowing costs continue, management believes that net interest margin for 2019 should approximate 2.55%.

With respect to its lending activities, the Bank will continue to prudently manage concentration and credit risk and maintain its broker and correspondent relationships. Commercial mortgage loans will be emphasized over residential mortgage loans because of the better yield and shorter duration that such mortgages generally provide. Small business credit scored loans, along with the Bank’s traditional commercial and industrial loan products, will be originated to diversify the Bank’s loan portfolio and help mitigate the impact on net interest margin of the current interest rate environment. Management is currently exploring initiatives to grow its commercial and industrial portfolio which, if undertaken, will happen in a measured and disciplined fashion over an extended period of time.

In June 2019, New York State (“NYS”) passed The Housing Stability and Tenant Protection Act of 2019 (“TPA”). TPA represents a substantial change to the laws that have governed landlord-tenant relations in NYC for decades and significantly strengthens tenant protections. Among other changes, TPA limits the ability of landlords to increase rents to recapture the cost of individual apartment and building-wide capital improvements and restricts the ability of landlords to deregulate rental units based on vacancy, the earnings of occupants or reaching a defined rent threshold. TPA could negatively impact landlords and the value of regulated buildings and may discourage developers from investing in new residential multifamily construction throughout NYS. This may lead to a weakening of the financial strength of some borrowers and deterioration in the value of certain collateral.

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

	Six Months Ended June 30,
	2019			2018
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$25,253	$300	2.40%	$30,322	$255	1.70%
Investment securities:
Taxable	368,572	7,668	4.16	340,633	4,955	2.91
Nontaxable (1)	416,006	7,653	3.68	466,366	8,696	3.73
Loans (1)	3,248,214	59,032	3.63	3,127,670	55,173	3.53
Total interest-earning assets	4,058,045	74,653	3.68	3,964,991	69,079	3.48
Allowance for loan losses	(30,501)			(35,138)
Net interest-earning assets	4,027,544			3,929,853
Cash and due from banks	36,252			36,685
Premises and equipment, net	41,217			40,145
Other assets	128,493			118,561
	$4,233,506			$4,125,244
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,685,467	8,841	1.06	$1,757,700	5,698.65
Time deposits	637,630	7,331	2.32	444,599	4,577	2.08
Total interest-bearing deposits	2,323,097	16,172	1.40	2,202,299	10,275.94
Short-term borrowings	196,481	2,507	2.57	179,291	1,656	1.86
Long-term debt	362,461	3,675	2.04	431,985	4,278	2.00
Total interest-bearing liabilities	2,882,039	22,354	1.56	2,813,575	16,209	1.16
Checking deposits	931,942			935,753
Other liabilities	29,233			8,954
	3,843,214			3,758,282
Stockholders' equity	390,292			366,962
	$4,233,506			$4,125,244

Net interest income (1)		$52,299			$52,870
Net interest spread (1)			2.12%			2.32%
Net interest margin (1)			2.57%			2.66%

(1)Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.27 in each period presented, using the statutory federal income tax rate of 21%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	Six Months Ended June 30,
	2019 Versus 2018
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$(47)	$92	$45
Investment securities:
Taxable	436	2,277	2,713
Nontaxable	(929)	(114)	(1,043)
Loans	2,219	1,640	3,859
Total interest income	1,679	3,895	5,574

Interest Expense:
Savings, NOW & money market deposits	(243)	3,386	3,143
Time deposits	2,170	584	2,754
Short-term borrowings	171	680	851
Long-term debt	(703)	100	(603)
Total interest expense	1,395	4,750	6,145
Increase (decrease) in net interest income	$284	$(855)	$(571)

Net Interest Income

Net interest income on a tax-equivalent basis for the first six months of 2019 was $52.3 million, a decrease of $571,000, or 1.1%, from $52.9 million for the same period of 2018. The decline in net interest income occurred because of yield curve flattening followed by inversion and management’s resulting decision to slow loan and overall balance sheet growth. Flattening and inversion of the yield curve occurred as increases in the federal funds target rate were initially accompanied by lesser increases in intermediate and long-term U.S. treasury rates and then by declines in such rates. The federal funds target rate drives the Bank’s cost of deposits and short-term borrowings while intermediate and long-term treasury rates drive the yields available to the Bank on loan originations and repricings, securities purchases and the reinvestment of cash flows. When comparing the current six-month period to the same period last year, the cost of interest bearing deposits and short-term borrowings increased by 46 basis points and 71 basis points, respectively, while the yield on the loan portfolio only increased by 10 basis points and the yield on the securities portfolio increased by 53 basis points. Loan portfolio yield improved largely because of a positive spread between the rates on loans being originated and those paying down, loans repricing at higher yields and a shift in originations from lower yielding residential mortgages to higher yielding commercial mortgages. The improvement in yield on the securities portfolio largely resulted from restructuring of the taxable securities portfolio in 2018.

Net interest margin for the first six months of 2019 was 2.57%, down 9 basis points from 2.66% for the same period last year. The decrease is largely attributable to the flattening and inversion of the yield curve and the resulting impact on funding costs and asset yields. While net interest margin and earnings could be negatively impacted by additional increases in the federal funds target rate, a pause by the Federal Reserve or a decrease in the federal funds target rate could relieve some of the upward pressure on funding costs and may result in a decrease in funding costs and improvement in net interest income and net interest margin over time.

Management’s decision to slow loan growth resulted in modest growth of 3.9%, or $120.5 million, in the average balance of loans when comparing the current six-month period to the same period last year. Loan growth was funded by increases in the average balances of interest-bearing deposits of $120.8 million, or 5.5%, short-term borrowings of $17.2 million, or 9.6%, and stockholders’ equity of $23.3 million, or 6.4%. These increases were partially offset by a decrease in long-term borrowings of $69.5 million, or 16.1%. Substantial contributors to the growth in deposits were the Bank’s ongoing municipal deposit initiative and the issuance of brokered CDs. The average balance of brokered CDs increased $170.5 million as brokered CDs were used as a lower cost alternative to FHLB advances. Substantial contributors to the growth in stockholders’ equity were net income and the issuance of shares under the Corporation’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”) during the early part of 2018, partially offset by cash dividends declared and, beginning in December 2018, common stock repurchases.

Management has been proactive in addressing the downward pressure on net interest income, net interest margin and earnings caused by the flat and now inverted yield curve and the low interest rate environment. Actions taken thus far include, among others:

•Reducing overall balance sheet growth by slowing loan growth and the related need for funding

•Slowing the pace of branch expansion

•Changing the mix of loans being originated to higher yielding commercial mortgages from lower yielding residential mortgages

•Restructuring the securities portfolio

•Hedging a portion of short-term borrowings with interest rate swaps

•Shifting a portion of borrowings from FHLB advances to brokered CDs to reduce funding costs

•Maintaining tight control over operating expenses

•Focusing on improving the level of noninterest income

•Using excess capital to repurchase common stock which improves EPS and ROE

Thus far in 2019, total loans, assets and related funding, consisting of deposits and borrowings, have declined modestly and the emphasis on commercial mortgages has continued. Only one new branch was opened in 2019 and no further branch openings are expected for the remainder of the year. Management continues to evaluate additional steps that may be taken to mitigate the impact on earnings of the current interest rate environment including the hiring of additional lenders to grow the commercial and industrial loan portfolio and related core funding.

Noninterest Income

Noninterest income includes service charges on deposit accounts, IMD income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The decrease in noninterest income of $810,000, or 13.6%, is primarily attributable to a BOLI death benefit in the first six months of 2018 of $565,000 and declines in the non-service cost components of the Bank’s defined benefit pension plan of $412,000 and IMD income of $159,000. IMD income declined mainly because of certain trust-related fees earned in the 2018 period and lower assets under management and held in a custodial capacity in the current period. Partially offsetting these items was an increase in service charges on deposit accounts of $198,000 primarily related to higher overdraft and maintenance and activity charges. Based on information currently known, we believe that the level of noninterest income in the first half of 2019 is representative of the amount that will be recognized in the second half of the year.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense decreased $664,000, or 2.2%, versus the same period last year primarily because of decreases in salaries and employee benefits expense of $733,000, or 3.9%, and marketing expense of $510,000, partially offset by an increase in technology and professional services fees of $604,000. The decrease in salaries and employee benefits is largely attributable to special salary-related accruals in the 2018 period and decreases in placement and agency fees and group health insurance expense. The increase in technology and professional services fees includes an expense of $300,000 for consulting fees.

Management is committed to maintaining tight control over operating costs to mitigate the downward pressure on earnings arising from the current interest rate environment. We believe that the level of noninterest expense in the second quarter is representative of the amount of noninterest expense that will be incurred in each of the remaining quarters of 2019. Management’s expectation for noninterest expense does not take into account a future credit of $960,000 that would be applied against the Bank’s FDIC assessments over four or more quarters once the FDIC’s reserve ratio reaches 1.38% and is maintained at or above that level.

Income Taxes

Income tax expense increased $1.7 million and the effective tax rate increased from 11.2% to 16.9% when comparing the first six months of 2019 to the same period last year. These increases are primarily attributable to the recognition of state and local net operating loss carryforwards and higher excess tax benefits from stock-based compensation in the 2018 period and a decline in the current period of tax-exempt income from municipal securities and BOLI. The increase in income tax expense also reflects higher pretax earnings in the current six-month period as compared to the same period of 2018. Management expects the Corporation’s effective tax rate in the remaining quarters of this year to be approximately 17.0%.

Results of Operations – Second Quarter 2019 Versus Second Quarter 2018

Net income for the second quarter of 2019 was $10.7 million, representing an increase of $429,000, or 4.2%, over $10.3 million earned in the same quarter of last year. The increase is primarily attributable to declines in the provision for loan losses of $381,000, salaries and employee benefits of $774,000 and occupancy and equipment expense of $162,000. Also contributing to the increase is higher service charges on deposit accounts of $193,000. Partially offsetting these items were a decrease in net interest income of $606,000 and an increase in income tax expense of $315,000. Included in other noninterest expense for the 2019 period is a decline in marketing expense of $385,000 which was substantially offset by the aforementioned expense for consulting fees of $300,000 in the second quarter of 2019. The variances in net interest income, provision for loan losses, service charges on deposit accounts and salaries and employee benefits occurred for substantially the same reasons discussed above with respect to the six-month periods. The decline in occupancy and equipment expense is due to lower maintenance and repairs expense on the Bank’s facilities and equipment. The increase in income tax expense is due to higher pretax earnings in the current quarter and an increase in the effective tax rate from 14.4% for the second quarter of 2018 to 16.0% for the current quarter largely due to a decline in the percentage of pretax income derived from tax-exempt municipal securities and BOLI.

Net interest margin for the second quarter of 2019 was 2.58% as compared to 2.61% for the same quarter last year. The 3 basis point decline was caused by the same factors that led to the decrease in net interest margin for the six-month periods including, among others, yield curve flattening and inversion and deposit rate increases driven by competitive pressure and the Bank’s desire to retain deposits.

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

	June 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans:
Troubled debt restructurings	$469	$472
Other	2,260	1,663
Total nonaccrual loans	2,729	2,135
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	—
Total nonperforming assets	2,729	2,135
Troubled debt restructurings - performing	1,119	1,289
Total risk elements	$3,848	$3,424

Nonaccrual loans as a percentage of total loans	.08%	.07%
Nonperforming assets as a percentage of total loans and other real estate owned	.08%	.07%
Risk elements as a percentage of total loans and other real estate owned	.12%	.10%

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

The allowance for loan losses decreased $1.1 million during the first half of 2019, amounting to $29.8 million, or .92% of total loans at June 30, 2019 compared to $30.8 million, or .94% of total loans at December 31, 2018. During the first six months of 2019, the Bank had loan chargeoffs of $1.0 million, recoveries of $12,000 and recorded a credit provision for loan losses of $35,000. During the first half of 2018, the Bank had loan chargeoffs of $373,000, recoveries of $106,000 and recorded a provision for loan losses of $2.3 million. The credit provision in the current period was driven mainly by declines in outstanding loans and historical loss rates partially offset by net chargeoffs. The provision in the 2018 period was driven mainly by loan growth offset by improved economic conditions, reductions in historical loss rates and growth rate trends.

The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses in the Bank’s loan portfolio. As more fully discussed in “Application of Critical Accounting Policies,” the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from those estimates. Other detailed information on the Bank’s allowance for loan losses, impaired loans and the aging of loans can be found in “Note 5 – Loans” to the Corporation’s consolidated financial statements included in this Form 10-Q.

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at June 30, 2019. The majority of these loans were collateralized by properties located on Long Island and in the boroughs of NYC.

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

The Corporation’s cash and cash equivalent position at June 30, 2019 was $69.2 million, up from $47.4 million at December 31, 2018. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans and operations exceeded the cash used repay borrowings, repurchase common stock and pay cash dividends.

Securities decreased $20.2 million during the first half of 2019, from $763.5 million at year-end 2018 to $743.3 million at June 30, 2019. The decrease is primarily attributable to maturities and redemptions of $54.0 million, partially offset by purchases of $18.8 million and an increase in the market value of available-for-sale securities of $15.6 million.

During the first half of 2019, total deposits grew $228.6 million, or 7.4%, to $3.3 billion at June 30, 2019. The increase was attributable to growth in savings, NOW and money market deposits of $126.1 million, or 7.9%, and time deposits of $105.6 million. The growth in deposits is largely attributable to the Bank’s ongoing municipal deposit initiative, deposit promotions and the issuance of $200 million of brokered CDs during the first six months of 2019.

Substantially all of the Bank’s borrowings are from the FHLB. Total borrowings decreased $289.3 million during the first six months of 2019. The decrease is primarily due to a reduction in short-term borrowings of $287.8 million as the Bank shifted from FHLB advances to brokered CDs to lower funding costs. Long-term debt totaled $360.5 million at June 30, 2019, representing 78% of total borrowings. The Bank’s long-term fixed-rate borrowing position, time deposits and pay-fixed interest rate swaps mitigate the impact that increases in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale. At June 30, 2019, the Bank had approximately $199.9 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. The Bank can also purchase overnight federal funds under its existing line. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.5 billion at June 30, 2019.

Capital

Stockholders’ equity totaled $391.4 million at June 30, 2019, an increase of $3.3 million from $388.2 million at December 31, 2018. The increase resulted primarily from net income of $21.6 million and an increase in the after-tax value of available-for-sale securities of $10.9 million, partially offset by the repurchase of 915,100 shares of the Corporation’s common stock at a total cost of $20.6 million and cash dividends declared of $8.4 million.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of the Corporation and the Bank at June 30, 2019 are as follows:

	Corporation	Bank
Tier 1 leverage	9.31%	9.17%
Common equity tier 1 risk-based	14.92%	14.69%
Tier 1 risk-based	14.92%	14.69%
Total risk-based	16.05%	15.83%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the fully phased-in capital conservation buffer of 2.50%, and the Bank was well capitalized under the FDIC’s prompt corrective action provisions at June 30, 2019.

The deliberate slowing of balance sheet growth has eliminated the need to raise capital through the Corporation’s DRIP or otherwise. As a result, effective with the cash dividend paid in March 2019, the Corporation notified shareholders that the optional quarterly cash purchase feature of its DRIP is currently unavailable. This change eliminates the dilution to EPS and ROE that would otherwise result from issuing shares at a time when attracting capital is not needed to support growth. The traditional dividend reinvestment feature of the DRIP remains available to shareholders.

In October 2018, the Corporation’s Board of Directors approved a stock repurchase program for shares of its common stock in an amount up to $20 million. In April 2019, an additional $30 million was approved, for a total program size of $50 million. The Corporation may repurchase shares from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. In the first half of 2019, the Corporation repurchased 915,100 shares through open market purchases at a total cost of $20.6 million.

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

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, inclusive of prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts. The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not. For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various non-maturity deposit products in response to changes in general market interest rates. These estimates are based on, among other things, product type, management’s experience with needed deposit rate adjustments in prior interest rate change cycles, the results of a nonmaturity deposit study conducted by an independent consultant and updated on a periodic basis and management’s assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at June 30, 2019 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income for the year ending June 30, 2020 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for non-maturity deposits are assumed to have an overall life of 6.4 years based on the current mix of such deposits and the most recently updated non-maturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending June 30, 2020 and calculations of EVE at June 30, 2019 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 and 200 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except non-maturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at June 30, 2019		Year Ending June 30, 2020
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$538,454	-13.8%	$87,224	-14.1%
+ 200 basis point rate shock	574,339	-8.1%	92,405	-9.0%
+ 100 basis point rate shock	606,881	-2.9%	97,497	-4.0%
Base case (no rate change)	624,791	—	101,553	—
- 100 basis point rate shock	608,058	-2.7%	104,827	3.2%
- 200 basis point rate shock	518,147	-17.1%	107,619	6.0%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending June 30, 2020 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its non-maturity deposits in order to remain competitive. Unlike non-maturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. Conversely, an immediate decrease in interest rates of 100 or 200 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its interest-earning assets would lag. The decline in EVE in the minus 100 and 200 basis points scenario is predominantly due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on non-maturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, in Part I under “Item 1A. Risk Factors,” and in Part II under Item 1A. of this Form 10-Q. Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following Risk Factor is being provided hereby as an addition to those Risk Factors listed in Item 1A. of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The performance of the Bank’s multi-family real estate loans could be adversely impacted by recent regulation.

Multi-family real estate loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank and could impair the value of the collateral for the loans or the future cash flow of such properties. On June 14, 2019, NYS passed TPA, which represents a substantial change to the laws that have governed landlord-tenant relations in NYS for decades and significantly strengthens tenant protections. TPA increases the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. The new legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. Because of this new legislation as well as previously existing laws and regulations, it is possible that rental income on multi-family properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the collateral for the loan may be impaired. Therefore, impaired multi-family real estate loans may be more difficult to identify before they become problematic than residential real estate loans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the second quarter of 2019 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
April 1 - April 30, 2019	—	—	—	$33,127,226
May 1 - May 31, 2019	115,200	$22.44	115,200	$30,542,564
June 1 - June 30, 2019	125,100	$21.56	125,100	$27,844,495
Total	240,300	$21.98	240,300

(1) On October 26, 2018, the Corporation’s Board of Directors approved a $20 million stock repurchase program which was announced on October 30, 2018. An additional $30 million was approved on April 16, 2019 and announced on April 18, 2019 for a total program size of $50 million. The Corporation’s stock repurchase program does not have a fixed expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
10.1	First Amendment to Employment Agreement between Registrant and Christopher Becker, Executive Vice President
10.2	Employment Agreement between Registrant and Janet T. Verneuille, Executive Vice President
10.3	Employment Agreement between Registrant and Anne Marie Stefanucci, Executive Vice President
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 9, 2019	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)