Form 10-Q
period 2019-09-30
FIRST OF LONG ISLAND CORP
filed 2019-11-06
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

(516) 671-4900

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.10 par value per share	FLIC	Nasdaq

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

Yes ☐   No ☒

As of November 1, 2019, the registrant had 24,193,780 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2019	2018

Assets:
Cash and cash equivalents	$63,888	$47,358

Investment securities:
Held-to-maturity, at amortized cost (fair value of $4,023 and $5,552)	3,983	5,504
Available-for-sale, at fair value	728,495	758,015
	732,478	763,519

Loans:
Commercial and industrial	105,426	98,785
Secured by real estate:
Commercial mortgages	1,351,918	1,281,295
Residential mortgages	1,674,539	1,809,651
Home equity lines	62,875	67,710
Consumer and other	2,376	5,958
	3,197,134	3,263,399
Allowance for loan losses	(29,856)	(30,838)
	3,167,278	3,232,561

Restricted stock, at cost	30,134	40,686
Bank premises and equipment, net	40,405	41,267
Right-of-use asset - operating leases	14,886	—
Bank-owned life insurance	82,558	80,925
Pension plan assets, net	15,115	15,154
Deferred income tax benefit	153	3,447
Other assets	15,700	16,143
	$4,162,595	$4,241,060
Liabilities:
Deposits:
Checking	$919,744	$935,574
Savings, NOW and money market	1,745,284	1,590,341
Time, $100,000 and over	241,273	309,165
Time, other	320,522	249,892
	3,226,823	3,084,972

Short-term borrowings	151,625	388,923
Long-term debt	360,472	362,027
Operating lease liability	15,756	—
Accrued expenses and other liabilities	19,790	16,951
	3,774,466	3,852,873
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 24,182,479 and 25,422,740 shares	2,418	2,542
Surplus	117,008	145,163
Retained earnings	269,498	249,922
	388,924	397,627
Accumulated other comprehensive loss, net of tax	(795)	(9,440)
	388,129	388,187
	$4,162,595	$4,241,060

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Interest and dividend income:
Loans	$88,382	$83,641	$29,353	$28,471
Investment securities:
Taxable	11,726	8,275	3,758	3,065
Nontaxable	8,819	10,193	2,773	3,323
	108,927	102,109	35,884	34,859
Interest expense:
Savings, NOW and money market deposits	13,856	8,823	5,015	3,125
Time deposits	11,361	7,529	4,030	2,952
Short-term borrowings	2,569	3,026	62	1,370
Long-term debt	5,558	6,399	1,883	2,121
	33,344	25,777	10,990	9,568
Net interest income	75,583	76,332	24,894	25,291
Provision (credit) for loan losses	279	547	314	(1,768)
Net interest income after provision (credit) for loan losses	75,304	75,785	24,580	27,059

Noninterest income:
Investment Management Division income	1,502	1,665	504	508
Service charges on deposit accounts	2,321	1,945	836	658
Net loss on sales of securities	—	(4,960)	—	(4,960)
Other	4,058	5,096	1,380	1,569
	7,881	3,746	2,720	(2,225)
Noninterest expense:
Salaries and employee benefits	26,536	27,347	8,555	8,633
Occupancy and equipment	8,712	8,742	2,872	2,864
Other	8,993	8,728	2,903	2,745
	44,241	44,817	14,330	14,242
Income before income taxes	38,944	34,714	12,970	10,592

Income tax expense	6,576	3,231	2,187	535
Net income	$32,368	$31,483	$10,783	$10,057

Earnings per share:
Basic	$1.30	$1.24	$0.44	$0.39
Diluted	1.29	1.24	0.44	0.39

Cash dividends declared per share	0.52	0.47	0.18	0.17

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net income	$32,368	$31,483	$10,783	$10,057
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	16,479	(17,099)	848	(2,271)
Change in funded status of pension plan	264	—	88	—
Change in net unrealized gain (loss) on derivative instruments	(4,334)	281	(276)	687
Other comprehensive income (loss) before income taxes	12,409	(16,818)	660	(1,584)
Income tax expense (benefit)	3,764	(5,081)	197	(479)
Other comprehensive income (loss)	8,645	(11,737)	463	(1,105)
Comprehensive income	$41,013	$19,746	$11,246	$8,952

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2019
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2019	25,422,740	$2,542	$145,163	$249,922	$(9,440)	$388,187
Net income				10,841		10,841
Other comprehensive income					4,862	4,862
Repurchase of common stock	(674,800)	(67)	(15,264)			(15,331)
Shares withheld upon the vesting
and conversion of RSUs	(39,947)	(4)	(826)			(830)
Common stock issued under
stock compensation plans	122,456	12	223			235
Common stock issued under
dividend reinvestment and
stock purchase plan	69,898	7	1,427			1,434
Stock-based compensation			1,295			1,295
Cash dividends declared				(4,251)		(4,251)
Balance, March 31, 2019	24,900,347	2,490	132,018	256,512	(4,578)	386,442
Net income				10,744		10,744
Other comprehensive income					3,320	3,320
Repurchase of common stock	(240,300)	(24)	(5,259)			(5,283)
Common stock issued under
stock compensation plans	1,362	—	30			30
Stock-based compensation			373			373
Cash dividends declared				(4,189)		(4,189)
Balance, June 30, 2019	24,661,409	2,466	127,162	263,067	(1,258)	391,437
Net income				10,783		10,783
Other comprehensive income					463	463
Repurchase of common stock	(494,800)	(50)	(10,825)			(10,875)
Common stock issued under
stock compensation plans	6,679	1	86			87
Common stock issued under
dividend reinvestment and
stock purchase plan	9,191	1	189			190
Stock-based compensation			396			396
Cash dividends declared				(4,352)		(4,352)
Balance, September 30, 2019	24,182,479	$2,418	$117,008	$269,498	$(795)	$388,129

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(CONTINUED)

	Nine Months Ended September 30, 2018
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	24,668,390	$2,467	$127,122	$224,315	$546	$354,450
Net income				11,111		11,111
Other comprehensive loss					(8,186)	(8,186)
Reclassification of stranded
tax effects upon the adoption
of ASU 2018-02				277	(277)	—
Shares withheld upon the vesting
and conversion of RSUs	(25,321)	(3)	(719)			(722)
Common stock issued under
stock compensation plans	112,237	11	101			112
Common stock issued under
dividend reinvestment and
stock purchase plan	269,361	27	7,292			7,319
Stock-based compensation			1,128			1,128
Cash dividends declared				(3,766)		(3,766)
Balance, March 31, 2018	25,024,667	2,502	134,924	231,937	(7,917)	361,446
Net income				10,315		10,315
Other comprehensive loss					(2,446)	(2,446)
Shares withheld upon the vesting
and conversion of RSUs	(414)	—	(11)			(11)
Common stock issued under
stock compensation plans	6,663	1	71			72
Common stock issued under
dividend reinvestment and
stock purchase plan	322,420	32	8,503			8,535
Stock-based compensation			133			133
Cash dividends declared				(3,805)		(3,805)
Balance, June 30, 2018	25,353,336	2,535	143,620	238,447	(10,363)	374,239
Net income				10,057		10,057
Other comprehensive loss					(1,105)	(1,105)
Shares tendered upon the exercise
of stock options	(14,549)	(1)	(365)			(366)
Shares withheld upon the vesting
and conversion of RSUs	(1,459)	—	(34)			(34)
Common stock issued under
stock compensation plans	37,614	3	379			382
Common stock issued under
dividend reinvestment and
stock purchase plan	48,053	5	1,158			1,163
Stock-based compensation			265			265
Cash dividends declared				(4,331)		(4,331)
Balance, September 30, 2018	25,422,995	$2,542	$145,023	$244,173	$(11,468)	$380,270

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$32,368	$31,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	279	547
Credit for deferred income taxes	(470)	(1,791)
Depreciation and amortization of premises and equipment	3,006	3,031
Amortization of right-of-use asset - operating leases	1,597	—
Premium amortization on investment securities, net	949	1,458
Net loss on sales of securities	—	4,960
Stock-based compensation expense	2,064	1,526
Common stock issued in lieu of cash for director fees	87	47
Accretion of cash surrender value on bank-owned life insurance	(1,633)	(1,589)
Pension expense (credit)	303	(239)
Decrease in other assets	443	1,549
Increase (decrease) in accrued expenses and other liabilities	(2,124)	2,431
Net cash provided by operating activities	36,869	43,413
Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	—	169,631
Proceeds from maturities and redemptions of investment securities:
Held-to-maturity	3,107	3,786
Available-for-sale	90,014	60,152
Purchases of investment securities:
Held-to-maturity	(1,569)	(2,955)
Available-for-sale	(44,981)	(336,051)
Net decrease (increase) in loans	65,004	(272,394)
Proceeds from sale of other real estate owned	—	5,125
Net decrease (increase) in restricted stock	10,552	(627)
Purchases of premises and equipment, net	(2,144)	(3,208)
Purchases of bank-owned life insurance	—	(20,000)
Net cash provided by (used in) investing activities	119,983	(396,541)
Cash Flows From Financing Activities:
Net increase in deposits	141,851	338,512
Net (decrease) increase in short-term borrowings	(237,298)	11,035
Proceeds from long-term debt	48,945	39,680
Repayment of long-term debt	(50,500)	(60,450)
Proceeds from issuance of common stock, net	1,624	17,017
Proceeds from exercise of stock options	265	153
Shares withheld upon the vesting and conversion of RSUs	(830)	(767)
Repurchase of common stock	(31,489)	—
Cash dividends paid	(12,890)	(11,262)
Net cash (used in) provided by financing activities	(140,322)	333,918
Net increase (decrease) in cash and cash equivalents	16,530	(19,210)
Cash and cash equivalents, beginning of year	47,358	69,672
Cash and cash equivalents, end of period	$63,888	$50,462
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$33,161	$25,261
Income taxes	6,557	2,490
Operating cash flows from operating leases	1,891	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	16,483	—
Cash dividends payable	4,358	4,438

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

The consolidated financial information included herein as of and for the periods ended September 30, 2019 and 2018 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2018 consolidated balance sheet was derived from the Corporation's December 31, 2018 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

2 - EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$32,368	$31,483	$10,783	$10,057
Income allocated to participating securities (1)	—	86	—	26
Income allocated to common stockholders	$32,368	$31,397	$10,783	$10,031

Weighted average:
Common shares	24,855,562	25,236,889	24,470,249	25,409,087
Dilutive stock options and restricted stock units (1)	177,072	174,095	192,860	144,933
	25,032,634	25,410,984	24,663,109	25,554,020
Earnings per share:
Basic	$1.30	$1.24	$0.44	$0.39
Diluted	1.29	1.24	0.44	0.39

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Change in net unrealized holding gains (losses) on
available-for-sale securities:
Change arising during the period	$16,479	$(22,059)	$848	$(7,231)
Reclassification adjustment for net loss
included in net income (1)	—	4,960	—	4,960
	16,479	(17,099)	848	(2,271)
Tax effect	4,941	(5,166)	254	(686)
	11,538	(11,933)	594	(1,585)
Change in funded status of pension plan:
Amortization of net actuarial loss included in net income (2)	264	—	88	—
Tax effect	118	—	26	—
	146	—	62	—
Change in net unrealized gains (loss) on derivative instruments:
Change arising during the period	(4,757)	(34)	(516)	462
Reclassification adjustment for net interest expense
included in net income (3)	423	315	240	225
	(4,334)	281	(276)	687
Tax effect	(1,295)	85	(83)	207
	(3,039)	196	(193)	480

Other comprehensive income (loss)	$8,645	$(11,737)	$463	$(1,105)

(1) Represents net realized loss arising from the sale of available-for-sale securities. The net realized loss is included in the consolidated statements of income in the line item, “Net loss on sales of securities.” See “Note 4 – Investment Securities” for the income tax benefit related to the net realized loss, which is included in the consolidated statements of income in the line item, “Income tax expense.”

(2) Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost (see “Note 7 – Defined Benefit Pension Plan”) and included in the consolidated statements of income in the line item, “Other noninterest income.”

(3) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated other comprehensive loss, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/18	Change	9/30/19
Unrealized holding gains (losses) on available-for-sale securities	$(2,955)	$11,538	$8,583
Unrealized actuarial losses on pension plan	(5,696)	146	(5,550)
Unrealized loss on derivative instruments	(789)	(3,039)	(3,828)
Accumulated other comprehensive loss, net of tax	$(9,440)	$8,645	$(795)

4 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities.

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-Maturity Securities:
State and municipals	$3,737	$24	$—	$3,761
Pass-through mortgage securities	246	16	—	262
	$3,983	$40	$—	$4,023
Available-for-Sale Securities:
State and municipals	$380,556	$10,796	$(187)	$391,165
Pass-through mortgage securities	61,222	1,212	(22)	62,412
Collateralized mortgage obligations	142,974	3,130	(106)	145,998
Corporate bonds	119,000	—	(2,575)	116,425
U.S. Treasury bills	12,493	2	—	12,495
	$716,245	$15,140	$(2,890)	$728,495

	December 31, 2018
Held-to-Maturity Securities:
State and municipals	$5,142	$36	$—	$5,178
Pass-through mortgage securities	267	11	—	278
Collateralized mortgage obligations	95	1	—	96
	$5,504	$48	$—	$5,552
Available-for-Sale Securities:
State and municipals	$422,235	$3,220	$(5,417)	$420,038
Pass-through mortgage securities	66,631	24	(1,169)	65,486
Collateralized mortgage obligations	154,378	886	(363)	154,901
Corporate bonds	119,000	—	(1,410)	117,590
	$762,244	$4,130	$(8,359)	$758,015

At September 30, 2019 and December 31, 2018, investment securities with a carrying value of $412,681,000 and $342,712,000, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2019 and December 31, 2018.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2019
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$7,665	$(41)	$5,095	$(146)	$12,760	$(187)
Pass-through mortgage securities	—	—	4,128	(22)	4,128	(22)
Collateralized mortgage obligations	6,489	(106)	—	—	6,489	(106)
Corporate bonds	116,425	(2,575)	—	—	116,425	(2,575)
Total temporarily impaired	$130,579	$(2,722)	$9,223	$(168)	$139,802	$(2,890)

	December 31, 2018
State and municipals	$102,882	$(1,639)	$62,995	$(3,778)	$165,877	$(5,417)
Pass-through mortgage securities	38,421	(142)	23,425	(1,027)	61,846	(1,169)
Collateralized mortgage obligations	32,577	(89)	7,342	(274)	39,919	(363)
Corporate bonds	97,590	(1,410)	—	—	97,590	(1,410)
Total temporarily impaired	$271,470	$(3,280)	$93,762	$(5,079)	$365,232	$(8,359)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
(in thousands)	September 30,		September 30,
	2019	2018	2019	2018
Proceeds	$—	$169,631	$—	$169,631

Gross gains	$—	$300	$—	$300
Gross losses	—	(5,260)	—	(5,260)
Net loss	$—	$(4,960)	$—	$(4,960)

Income tax benefit related to the net realized loss for the nine and three months ended September 30, 2018 was $1,495,000.

Sales of Held-to-Maturity Securities. There were no sales of held-to-maturity securities during the nine months ended September 30, 2019 and 2018.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, corporate bonds and U.S. Treasury bills at September 30, 2019 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Held-to-Maturity Securities:
Within one year	$2,734	$2,752
After 1 through 5 years	1,003	1,009
After 5 through 10 years	—	—
After 10 years	—	—
Mortgage-backed securities	246	262
	$3,983	$4,023
Available-for-Sale Securities:
Within one year	$24,939	$24,991
After 1 through 5 years	58,668	59,617
After 5 through 10 years	276,196	277,886
After 10 years	152,246	157,591
Mortgage-backed securities	204,196	208,410
	$716,245	$728,495

5 - LOANS

The following tables set forth by class of loans the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	September 30, 2019
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$73	$105,353	$105,426	$36	$1,333	$1,369
Commercial mortgages:
Multifamily	—	798,289	798,289	—	6,819	6,819
Other	—	435,105	435,105	—	3,389	3,389
Owner-occupied	506	118,018	118,524	—	1,058	1,058
Residential mortgages:
Closed end	1,368	1,673,171	1,674,539	14	16,687	16,701
Revolving home equity	—	62,875	62,875	—	506	506
Consumer and other	278	2,098	2,376	—	14	14
	$2,225	$3,194,909	$3,197,134	$50	$29,806	$29,856

	December 31, 2018
Commercial and industrial	$22	$98,763	$98,785	$—	$1,158	$1,158
Commercial mortgages:
Multifamily	—	756,714	756,714	—	5,851	5,851
Other	—	433,330	433,330	—	3,783	3,783
Owner-occupied	520	90,731	91,251	—	743	743
Residential mortgages:
Closed end	1,814	1,807,837	1,809,651	16	18,828	18,844
Revolving home equity	743	66,967	67,710	—	410	410
Consumer and other	324	5,634	5,958	—	49	49
	$3,423	$3,259,976	$3,263,399	$16	$30,822	$30,838

The following tables present the activity in the allowance for loan losses for the periods indicated.

(in thousands)	Balance at 1/1/19	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/19
Commercial and industrial	$1,158	$492	$18	$685	$1,369
Commercial mortgages:
Multifamily	5,851	—	—	968	6,819
Other	3,783	—	—	(394)	3,389
Owner-occupied	743	—	—	315	1,058
Residential mortgages:
Closed end	18,844	433	1	(1,711)	16,701
Revolving home equity	410	358	—	454	506
Consumer and other	49	1	4	(38)	14
	$30,838	$1,284	$23	$279	$29,856

	Balance at 7/1/19	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/19
Commercial and industrial	$1,201	$127	$10	$285	$1,369
Commercial mortgages:
Multifamily	6,730	—	—	89	6,819
Other	3,440	—	—	(51)	3,389
Owner-occupied	828	—	—	230	1,058
Residential mortgages:
Closed end	17,148	—	—	(447)	16,701
Revolving home equity	397	109	—	218	506
Consumer and other	24	1	1	(10)	14
	$29,768	$237	$11	$314	$29,856

(in thousands)	Balance at 1/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/18
Commercial and industrial	$1,441	$482	$6	$187	$1,152
Commercial mortgages:
Multifamily	6,423	—	—	74	6,497
Other	4,734	—	—	(538)	4,196
Owner-occupied	1,076	—	—	(250)	826
Residential mortgages:
Closed end	19,347	413	101	1,276	20,311
Revolving home equity	689	138	150	(194)	507
Consumer and other	74	4	—	(8)	62
	$33,784	$1,037	$257	$547	$33,551

	Balance at 7/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 9/30/18
Commercial and industrial	$1,298	$178	$—	$32	$1,152
Commercial mortgages:
Multifamily	7,048	—	—	(551)	6,497
Other	4,768	—	—	(572)	4,196
Owner-occupied	911	—	—	(85)	826
Residential mortgages:
Closed end	20,953	393	1	(250)	20,311
Revolving home equity	775	89	150	(329)	507
Consumer and other	79	4	—	(13)	62
	$35,832	$664	$151	$(1,768)	$33,551

For individually impaired loans, the following tables set forth by class of loans at September 30, 2019 and December 31, 2018 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the nine and three months ended September 30, 2019 and 2018. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

				Nine Months Ended		Three Months Ended
	September 30, 2019			September 30, 2019		September 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$2	$2	$—	$11	$1	$5	$—
Commercial mortgages - owner-occupied	506	589	—	513	23	508	8
Residential mortgages - closed end	1,216	1,236	—	1,241	4	1,223	2
Consumer and other	278	278	—	295	—	282	—
With an allowance recorded:
Commercial and industrial	71	71	36	72	—	74	—
Residential mortgages - closed end	152	152	14	153	5	153	1
Total:
Commercial and industrial	73	73	36	83	1	79	—
Commercial mortgages - owner-occupied	506	589	—	513	23	508	8
Residential mortgages - closed end	1,368	1,388	14	1,394	9	1,376	3
Consumer and other	278	278	—	295	—	282	—
	$2,225	$2,328	$50	$2,285	$33	$2,245	$11

				Nine Months Ended		Three Months Ended
	December 31, 2018			September 30, 2018		September 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$22	$22	$—	$82	$2	$55	$—
Commercial mortgages:
Other	—	—	—	2,800	—	2,777	—
Owner-occupied	520	604	—	534	18	523	6
Residential mortgages:
Closed end	1,561	1,573	—	751	4	718	1
Revolving home equity	743	747	—	757	—	756	—
Consumer and other	324	324	—	266	12	336	6
With an allowance recorded:
Residential mortgages - closed end	253	253	16	270	9	259	3
Total:
Commercial and industrial	22	22	—	82	2	55	—
Commercial mortgages:
Other	—	—	—	2,800	—	2,777	—
Owner-occupied	520	604	—	534	18	523	6
Residential mortgages:
Closed end	1,814	1,826	16	1,021	13	977	4
Revolving home equity	743	747	—	757	—	756	—
Consumer and other	324	324	—	266	12	336	6
	$3,423	$3,523	$16	$5,460	$45	$5,424	$16

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	September 30, 2019
			Past Due		Total Past
			90 Days or		Due Loans &
	30-59 Days	60-89 Days	More and	Nonaccrual	Nonaccrual		Total
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Current	Loans
Commercial and industrial	$1	$207	$—	$71	$279	$105,147	$105,426
Commercial mortgages:
Multifamily	—	—	—	—	—	798,289	798,289
Other	—	—	—	—	—	435,105	435,105
Owner-occupied	—	—	—	—	—	118,524	118,524
Residential mortgages:
Closed end	367	—	—	1,061	1,428	1,673,111	1,674,539
Revolving home equity	—	—	—	—	—	62,875	62,875
Consumer and other	2	—	—	—	2	2,374	2,376
	$370	$207	$—	$1,132	$1,709	$3,195,425	$3,197,134

	December 31, 2018
Commercial and industrial	$—	$43	$—	$—	$43	$98,742	$98,785
Commercial mortgages:
Multifamily	—	—	—	—	—	756,714	756,714
Other	—	—	—	—	—	433,330	433,330
Owner-occupied	—	—	—	—	—	91,251	91,251
Residential mortgages:
Closed end	864	—	—	1,392	2,256	1,807,395	1,809,651
Revolving home equity	—	—	—	743	743	66,967	67,710
Consumer and other	2	—	—	—	2	5,956	5,958
	$866	$43	$—	$2,135	$3,044	$3,260,355	$3,263,399

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at September 30, 2019 or December 31, 2018.

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

The Bank did not modify any loans in troubled debt restructurings during the first nine months of 2019. During the nine months ended September 30, 2018, the Bank modified two consumer loans to a single borrower into one loan in a troubled debt restructuring amounting to $350,000. The term of the restructured loan was extended for 12 months and the post-modification interest rate was lower than the current market rate for new debt with similar risk.

At September 30, 2019 and December 31, 2018, the Bank had an allowance for loan losses of $15,000 and $16,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the nine months ended September 30, 2019 and 2018 that were modified during the 12-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	September 30, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$104,531	$—	$500	$395	$—	$105,426
Commercial mortgages:
Multifamily	795,953	—	2,336	—	—	798,289
Other	435,105	—	—	—	—	435,105
Owner-occupied	113,458	1,053	3,507	506	—	118,524
	$1,449,047	$1,053	$6,343	$901	$—	$1,457,344

	December 31, 2018
Commercial and industrial	$97,684	$—	$667	$434	$—	$98,785
Commercial mortgages:
Multifamily	756,714	—	—	—	—	756,714
Other	417,838	14,194	1,298	—	—	433,330
Owner-occupied	85,710	1,090	3,911	540	—	91,251
	$1,357,946	$15,284	$5,876	$974	$—	$1,380,080

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated by management as Watch, Special Mention, Substandard or Doubtful.

	September 30, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,671,967	$308	$896	$1,368	$—	$1,674,539
Revolving home equity	62,220	416	239	—	—	62,875
Consumer and other	1,091	—	—	278	—	1,369
	$1,735,278	$724	$1,135	$1,646	$—	$1,738,783

	December 31, 2018
Residential mortgages:
Closed end	$1,807,525	$312	$—	$1,814	$—	$1,809,651
Revolving home equity	66,718	—	249	743	—	67,710
Consumer and other	4,958	—	—	324	—	5,282
	$1,879,201	$312	$249	$2,881	$—	$1,882,643

Deposit account overdrafts were $1,007,000 and $676,000 at September 30, 2019 and December 31, 2018, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

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

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued upon the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or upon the conversion of RSUs. At September 30, 2019, 1,744,237 equity awards remain available to be granted under the 2014 Plan of which 293,633 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at September 30, 2019 by the year they were originally granted.

		Granted During the Year Ended December 31,
	Total	2019	2018	2017	2016
Number of RSUs:
Granted during the year	384,435	112,144	70,688	94,329	107,274
Outstanding at September 30, 2019	225,890	112,144	44,338	66,408	3,000

Scheduled to vest during:
2019	94,126	23,535	14,359	53,232	3,000
2020	55,414	36,706	8,782	9,926	—
2021	37,632	13,185	21,197	3,250	—
2022	36,718	36,718	—	—	—
2023	1,000	1,000	—	—	—
2024	1,000	1,000	—	—	—
	225,890	112,144	44,338	66,408	3,000

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

The following table presents a summary of RSUs outstanding at September 30, 2019 and changes during the nine-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2019	215,084	$23.79
Granted	112,144	19.48
Converted	(101,338)	20.79
Outstanding at September 30, 2019	225,890	$22.99	0.95	$5,139
Vested and Convertible at September 30, 2019	—	$—	—	$—

The performance-based RSUs granted in 2019 and 2018 have a maximum payout potential of 1.50 shares of the Corporation’s common stock for each RSU awarded. Performance-based RSU’s granted in 2017 have a maximum payout potential of 1.25 shares for each RSU awarded. All other RSUs outstanding at September 30, 2019 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded. All of the RSUs outstanding at September 30, 2019 are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted during the first nine months of 2019 and 2018 was $2,107,000 and $3,011,000, respectively.

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

Stock Option Activity. The following table presents a summary of options outstanding at September 30, 2019, and changes during the nine-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2019	96,112	$11.80
Exercised	(25,156)	10.50
Forfeited or expired	—	—
Outstanding at September 30, 2019	70,956	$12.26	0.98	$744
Exercisable at September 30, 2019	70,806	$12.25	0.97	$743

All options outstanding at September 30, 2019 are either fully vested or expected to vest. The total intrinsic value of options exercised during the first nine months of 2019 and 2018 was $262,000 and $734,000, respectively. Cash received from option exercises in the first nine months of 2019 and 2018 was $265,000 and $153,000, respectively. Tax benefits from stock option exercises for the nine months ended September 30, 2019 and 2018 were $78,000 and $167,000, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $2,064,000 and $1,526,000 and recorded related income tax benefits of $618,000 and $460,000 for the nine months ended September 30, 2019 and 2018, respectively.

Unrecognized Compensation Cost. As of September 30, 2019, there was $1,244,000 of total unrecognized compensation cost related to non-vested equity awards comprised of $1,000 for stock options and $1,243,000 for RSUs. The total cost is expected to be recognized over a weighted-average period of 1.3 years, which is based on weighted-average periods of 0.7 years and 1.3 years for stock options and RSUs, respectively.

Other. No cash was used to settle stock options during the first nine months of 2019 or 2018. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During the nine months ended September 30, 2019 and 2018, 4,003 and 1,834 shares, respectively, of the Corporation’s common stock were issued to members of the Board of Directors in payment of director fees.

7 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost (credit).

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Service cost	$951	$1,027	$317	$342
Interest cost	1,339	1,190	446	396
Expected return on plan assets	(2,251)	(2,456)	(750)	(818)
Amortization of net actuarial loss	264	—	88	—
Net pension cost (credit)	$303	$(239)	$101	$(80)

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2019 or 2018.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2019:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$391,165	$—	$390,895	$270
Pass-through mortgage securities	62,412	—	62,412	—
Collateralized mortgage obligations	145,998	—	145,998	—
Corporate bonds	116,425	—	116,425	—
U.S. Treasury bills	12,495	12,495	—	—
	$728,495	$12,495	$715,730	$270
Financial Liabilities:
Derivatives - interest rate swaps	$5,464	$—	$5,464	$—

December 31, 2018:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$420,038	$—	$420,038	$—
Pass-through mortgage securities	65,486	—	65,486	—
Collateralized mortgage obligations	154,901	—	154,901	—
Corporate bonds	117,590	—	117,590	—
	$758,015	$—	$758,015	$—
Financial Liabilities:
Derivative - interest rate swap	$1,130	$—	$1,130	$—

The Corporation had no assets measured at fair value on a nonrecurring basis at September 30, 2019 or December 31, 2018.

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

	Level of	September 30, 2019		December 31, 2018
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$63,888	$63,888	$47,358	$47,358
Held-to-maturity securities	Level 2	2,345	2,385	2,445	2,493
Held-to-maturity securities	Level 3	1,638	1,638	3,059	3,059
Loans	Level 3	3,167,278	3,141,314	3,232,561	3,079,946
Restricted stock	Level 1	30,134	30,134	40,686	40,686

Financial Liabilities:
Checking deposits	Level 1	919,744	919,744	935,574	935,574
Savings, NOW and money market deposits	Level 1	1,745,284	1,745,284	1,590,341	1,590,341
Time deposits	Level 2	561,795	566,027	559,057	553,900
Short-term borrowings	Level 1	151,625	151,625	388,923	388,923
Long-term debt	Level 2	360,472	362,495	362,027	354,651

9 – LEASES

As described in “Note 12 – Adoption of New Accounting Standards,” the Bank adopted Accounting Standards Update (“ASU”) 2016-02 “Leases” and all subsequent amendments on January 1, 2019.

The Bank leases certain branch and back-office locations under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2032 and have a weighted average remaining term of 7.61 years at September 30, 2019. Many of the Bank’s leases include renewal options of up to 10 years. The exercise of lease renewal options is at the Bank’s sole discretion.

Rental payments required by the Bank’s lease agreements may increase over time based on certain variable components such as real estate taxes and common area maintenance charges.

The Bank determines if an arrangement is a lease at inception. ASU 2016-02 requires the recognition of a right-of-use (“ROU”) asset and lease liability at the commencement date based on the present value of lease payments over the lease term. As most of the Bank’s leases do not provide an implicit interest rate, the Bank uses its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate for leases in place at September 30, 2019 was 3.09%. For leases entered into on a going forward basis, the Bank’s ROU asset and lease liability may include options to extend the lease when it is reasonably certain that the Bank will exercise that option. Lease expense will be recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Bank has one such lease at September 30, 2019 and recognizes lease expense for this lease on a straight-line basis over the lease term.

The components of lease expense for the nine and three months ended September 30, 2019 are as follows:

	Nine Month Ended	Three Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$1,969	$662
Variable lease cost	345	104
Short-term lease cost	3	—
	$2,317	$766

The following is a maturity analysis of the operating lease liability as of September 30, 2019.

(dollars in thousands)
12 months ended September 30,	2020	$2,580
	2021	2,464
	2022	2,451
	2023	2,171
	2024	1,996
	Thereafter	6,071
Total lease payments		17,733
Less: interest		1,977
Present value of lease payments		$15,756

Related Party Leases. Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank with a total lease liability of $122,000 at September 30, 2019. The leases expire on December 31, 2019 and October 31, 2022 with options to renew.

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

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $1,717,000 and $1,567,000 for the nine months ended September 30, 2019 and 2018, respectively. Other items included in “Other noninterest income,” such as bank-owned life insurance (“BOLI”) income, non-service components of net pension cost and real estate tax refunds are excluded from revenue from contracts with customers.

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

The Bank entered into an interest rate swap with a notional amount totaling $150 million on May 22, 2018 and a second interest rate swap with a notional amount of $50 million on January 17, 2019. The interest rate swaps were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered certificates of deposit (“CDs”). The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other liabilities, with changes in fair value net of related income taxes recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Corporation expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	September 30, 2019	December 31, 2018
Notional amount	$200 million	$150 million
Weighted average fixed pay rate	2.83%	2.90%
Weighted average 3-month LIBOR receive rate	2.36%	2.38%
Weighted average maturity	2.31 Years	2.43 Years

Interest expense recorded on the swap transactions, which totaled $423,000 for the nine months ended September 30, 2019, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated other comprehensive income (loss) related to swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable-rate liabilities. During the nine months ended September 30, 2019, the Corporation had $423,000 of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $2,114,000 will be reclassified as an increase to interest expense.

The following table presents the net (gains) losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps for the nine and three months ended September 30, 2019 and 2018.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Interest rate contracts:
Amount of gain (loss) recognized in OCI (effective portion)	$(4,757)	$(34)	$(516)	$462
Amount of loss reclassified from OCI to interest expense	423	315	240	225
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—	—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheet at September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$5,464		$—	$1,130
Interest rate swap hedging FHLB advances	$—			$150,000
Interest rate swaps hedging brokered CDs	$200,000			$—

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At September 30, 2019, the Bank is in compliance with the collateral posting provisions to its counterparty under the agreement of approximately $5.6 million. If the Bank had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreement at the termination value.

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

In July 2019, the FASB issued ASU 2019-07 “Codification Updates to SEC Sections” which discusses amendments pursuant to SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification. The ASU provides, among other changes, updated disclosure rules with regards to the Statements of Changes in Stockholders’ Equity (“SCSE”) and is effective immediately for interim financial statements. The ASU provides two options for presentation of the SCSE. The entity may choose either a reconciliation for the current and comparative year-to-date periods, with subtotals for each interim period, or a reconciliation for the current quarter and year-to-date interim periods as well as the comparative periods of the prior year. The Corporation adopted ASU 2019-07 and its SCSE is presented as a year-to-date reconciliation with subtotals for each interim period for the nine months ended 2019 and 2018.

13 – IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value, including loans, debt securities and other financial assets. The ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Management has established an internal committee to manage the implementation of the ASU. The committee is led by the Bank’s Chief Accounting Officer and includes the EVP/CEO Successor, Chief Financial Officer, Chief Risk Officer, Chief Credit Officer, Controller, Manager of Accounting Controls and Chief Auditor. A broader group of Bank staff has been identified to assist in implementing the ASU, including representatives of the Bank’s loan operations, credit administration, lending, investments and technology functions. The committee has engaged a third-party software provider, developed an implementation timeline, and accumulated and reconciled all necessary historical data. An independent firm is currently conducting model validation. Decisions have been made regarding all substantive aspects of the implementation including, among others, loan pools and segmentation, methodologies, historical look-back period, forecasting and qualitative factors. The committee has begun parallel testing which is focused on model outputs, reporting, documentation and internal controls.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. The Bank’s primary service area is Nassau and Suffolk Counties, Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan. Continued expansion of the Bank’s branch distribution system, particularly in the NYC boroughs of Queens and Brooklyn, is an ongoing strategic initiative.

Overview

Net income and earnings per share for the first nine months of 2019 were $32.4 million and $1.29, respectively, compared to $31.5 million and $1.24, respectively, for the same period last year. Dividends per share increased 10.6%, from $.47 for the first nine months of 2018 to $.52 for the current nine-month period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first nine months of 2019 were 1.03% and 11.04%, respectively, versus 1.01% and 11.34%, respectively, for the same period last year. Book value per share increased from $15.27 at year-end 2018 to $16.05 at the close of the current quarter.

Analysis of Earnings – Nine-Month Periods. Net income for the first nine months of 2019 was $32.4 million, an increase of $885,000, or 2.8%, versus the same period last year. The increase reflects decreases in the provision for loan losses and noninterest expense of $268,000 and $576,000, respectively, and the absence in 2019 of securities losses which totaled $5.0 million in the 2018 period. The impact of these items was partially offset by declines in net interest income and noninterest income before securities losses of $749,000 and $825,000, respectively, and an increase in income tax expense of $3.3 million.

The decline in net interest income occurred because of yield curve flattening followed by inversion and management’s resulting decision to slow loan and overall balance sheet growth. Net interest margin for the first nine months of 2019 was 2.57%, down 6 basis points from 2.63% for the same period last year. The decrease is largely attributable to the flattening and inversion of the yield curve and the resulting impact on funding costs and asset yields.

A modest mortgage loan pipeline at quarter end of $37 million should result in a further reduction in total loans outstanding during the fourth quarter as loan runoff is expected to exceed originations.

The most significant reason for the reduction in the provision for loan losses of $268,000 versus the same period last year was that loans declined in the current period versus increased in the comparable period of 2018.

The decrease in noninterest income, before securities losses, of $825,000, or 9.5%, is primarily attributable to a BOLI death benefit in the first nine months of 2018, declines in the non-service cost components of the Bank’s defined benefit pension plan and IMD income, partially offset by an increase in service charges on deposits.

Noninterest expense decreased $576,000, or 1.3%, versus the same period last year primarily because of decreases in salaries and employee benefits, marketing expense and FDIC insurance expense, partially offset by increases in technology and professional services fees. Management remains committed to maintaining tight control over operating costs which should help to mitigate the downward pressure on earnings arising from the current interest rate environment.

Income tax expense increased $3.3 million and the effective tax rate increased from 9.3% to 16.9% when comparing the first nine months of 2018 to the same period this year. These increases are primarily attributable to a decline in the current period of tax-exempt income from municipal securities and BOLI and the recognition in the 2018 period of state and local net operating loss carryforwards, higher excess tax benefits from stock-based compensation and tax savings resulting from a cost segregation study. The increase in income tax expense also reflects higher pretax earnings in the current nine-month period as compared to the same period of 2018.

Asset Quality. The Bank’s allowance for loan losses to total loans (reserve coverage ratio) declined by 1 basis point from .94% at year-end 2018 to .93% at September 30, 2019. The provision for loan losses was $279,000 and $547,000 in the first nine months of 2019 and 2018, respectively. The most significant reason for the reduction of $268,000 was that loans declined by $66 million in the current period versus increased by $271 million in the comparable period of 2018. The impact of this factor in reducing the provision was largely offset by larger chargeoffs in the current period and an improvement in economic conditions in the comparable 2018 period.

The credit quality of the Bank’s loan and securities portfolios remains strong. Nonaccrual loans, troubled debt restructurings and loans past due 30 through 89 days all remain at very low levels.

Key Strategic Initiatives and Challenges We Face. The Bank’s strategy remains focused on increasing shareholder value through loan and deposit growth when conditions warrant and the maintenance of strong credit quality, a strong efficiency ratio and an optimal amount of capital. We’ve adjusted overall balance sheet and loan growth, funding costs and capital levels in response to market conditions to optimize current results and best position the Bank for future increases in profitability. We currently have 52 branches in Nassau and Suffolk Counties, Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan and will continue to open new branches, albeit at a slower pace than in recent years. Only one new branch was opened in 2019 and no further branch openings are expected for the remainder of the year. Management is also focused on growing noninterest income from existing and potential new sources.

Notwithstanding the actions taken by management to mitigate the impact on earnings of the current interest rate environment, net interest income, net interest margin and the Corporation’s profitability metrics remain under pressure. These items could be negatively impacted by further yield curve inversion, low yields available on new loans and securities and relatively high funding costs. We remain focused on effective balance sheet management and expense control and will not meaningfully loosen underwriting standards to improve net interest margin. Assuming no meaningful change in the yield curve and the pressure on deposit and borrowing costs continue, management believes that net interest margin for 2019 should not change significantly from the amount recorded for the nine-month period.

With respect to its lending activities, the Bank will continue to prudently manage concentration and credit risk and maintain its broker and correspondent relationships. Commercial mortgage loans will be emphasized over residential mortgage loans because of the better yield and shorter duration that such mortgages generally provide. Small business credit scored loans, along with the Bank’s traditional commercial and industrial loan products, will be originated to diversify the Bank’s loan portfolio and help mitigate the impact on net interest margin of the current interest rate environment. Management anticipates growing its commercial and industrial portfolio in a measured and disciplined fashion over an extended period of time.

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

	Nine Months Ended September 30,
	2019			2018
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$30,617	$530	2.31%	$30,096	$400	1.78%
Investment securities:
Taxable	369,525	11,196	4.04	354,530	7,875	2.96
Nontaxable (1)	411,354	11,163	3.62	460,231	12,902	3.74
Loans (1)	3,231,573	88,388	3.65	3,160,835	83,646	3.53
Total interest-earning assets	4,043,069	111,277	3.67	4,005,692	104,823	3.49
Allowance for loan losses	(30,203)			(35,382)
Net interest-earning assets	4,012,866			3,970,310
Cash and due from banks	37,104			36,931
Premises and equipment, net	41,064			40,122
Other assets	127,565			118,885
	$4,218,599			$4,166,248
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,710,985	13,856	1.08	$1,749,025	8,823.67
Time deposits	645,596	11,361	2.35	477,535	7,529	2.11
Total interest-bearing deposits	2,356,581	25,217	1.43	2,226,560	16,352.98
Short-term borrowings	137,100	2,569	2.51	189,141	3,026	2.14
Long-term debt	361,791	5,558	2.05	425,712	6,399	2.01
Total interest-bearing liabilities	2,855,472	33,344	1.56	2,841,413	25,777	1.21
Checking deposits	940,717			943,689
Other liabilities	30,554			9,803
	3,826,743			3,794,905
Stockholders' equity	391,856			371,343
	$4,218,599			$4,166,248

Net interest income (1)		$77,933			$79,046
Net interest spread (1)			2.11%			2.28%
Net interest margin (1)			2.57%			2.63%

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

	Nine Months Ended September 30,
	2019 Versus 2018
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$8	$122	$130
Investment securities:
Taxable	341	2,980	3,321
Nontaxable	(1,339)	(400)	(1,739)
Loans	1,890	2,852	4,742
Total interest income	900	5,554	6,454

Interest Expense:
Savings, NOW & money market deposits	(251)	5,284	5,033
Time deposits	2,884	948	3,832
Short-term borrowings	(920)	463	(457)
Long-term debt	(979)	138	(841)
Total interest expense	734	6,833	7,567
Increase (decrease) in net interest income	$166	$(1,279)	$(1,113)

Net Interest Income

Net interest income on a tax-equivalent basis for the first nine months of 2019 was $77.9 million, a decrease of $1.1 million, or 1.4%, from $79.0 million for the same period of 2018. Net interest margin for the first nine months of 2019 was 2.57%, down six basis points from 2.63% for the same period last year. The decline in net interest income occurred because of yield curve flattening followed by inversion and management’s resulting decision to slow loan and overall balance sheet growth. Flattening and inversion of the yield curve also caused the six basis point decline in net interest margin. The fluctuations in yield curve occurred as increases in the federal funds target rate during 2017 and 2018 were initially accompanied by lesser increases in intermediate and long-term U.S. treasury rates and then by declines in such rates. Despite two 25 basis point declines in the federal funds target rate thus far in 2019, five and ten year treasury rates still remain below the federal funds target rate. The federal funds target rate drives the Bank’s cost of deposits and short-term borrowings while intermediate and long-term treasury rates drive the yields available to the Bank on loan originations and repricings, securities purchases and the reinvestment of cash flows.

When comparing the current nine-month period to the same period last year, the cost of interest-bearing liabilities increased by 35 basis points while the yield on interest-earning assets only increased by 18 basis points. The increase in yield on interest-earning assets includes an increase in loan portfolio yield of 12 basis points which occurred largely because of:

•Positive spread between the rates on loans being originated and those paying down

•Shift in originations from lower yielding residential mortgages to higher yielding commercial mortgages

•Loans repricing at higher yields

Also included in the increase in yield on interest-earning assets is an improvement in yield on the securities portfolio of 42 basis points largely resulting from restructuring of the taxable securities portfolio in 2018.

Management’s decision to slow loan growth resulted in modest growth of $70.7 million, or 2.2%, in the average balance of loans outstanding when comparing the current nine-month period to the same period last year and a reduction of $66.3 million in loans outstanding at September 30, 2019 as compared to December 31, 2018. Growth in the average balance of loans was funded by increases in the average balances of interest-bearing deposits of $130.0 million, or 5.8%, and stockholders’ equity of $20.5 million, or 5.5%, and a decrease in securities of $33.9 million, or 4.2%. These sources of funds were also used to reduce the average balance of total borrowings by $116.0 million, or 18.9%. Substantial contributors to the growth in deposits were the Bank’s ongoing municipal deposit initiative and the issuance of brokered CDs. The average balance of brokered CDs increased $180.1 million as brokered CDs were used during the period as a lower cost alternative to FHLB advances. On September 30, 2019, $100.0 million of matured brokered CDs were replaced with short-term FHLB advances at a savings of approximately 50 basis points. This maturity and replacement had no impact on the average balance of brokered CDs for the period because of the timing of its occurrence. Substantial contributors to the growth in the average balance of stockholders’ equity were net income and the issuance of shares under the Corporation’s Dividend Reinvestment and Stock Purchase Plan, particularly during the first-half of 2018, partially offset by cash dividends declared and common stock repurchases which began in December 2018.

Management has been proactive in addressing the downward pressure on net interest income, net interest margin and earnings caused by the flat and inverted yield curve and the low interest rate environment. Actions taken thus far include, among others:

•Downward repricing of certain interest-bearing deposits

•Hiring additional lenders to grow commercial and industrial loans

•Reducing overall balance sheet growth by slowing loan growth and the related need for funding

•Slowing the pace of branch expansion

•Changing the mix of loans being originated to higher yielding commercial mortgages from lower yielding residential mortgages

•Restructuring the securities portfolio

•Hedging a portion of short-term borrowings with interest rate swaps

•Shifting between FHLB advances and brokered CDs to reduce funding costs

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

The decrease in noninterest income, before securities losses, of $825,000, or 9.5%, is primarily attributable to:

•A BOLI death benefit in the first nine months of 2018 of $565,000

•Decline in the non-service cost components of the Bank’s defined benefit pension plan of $618,000

•Decline in IMD income of $163,000 mainly because of certain trust-related fees earned in the 2018 period and lower assets under management and held in a custodial capacity in the current period

Partially offsetting these items was an increase in service charges on deposit accounts of $376,000 primarily related to higher overdraft and maintenance and activity charges. Based on information currently known, management believes that the level of noninterest income in the first nine months of 2019 provides a reasonable basis for estimating the amount that will be recognized for the full year.

Securities losses of $5.0 million ($3.5 million after-tax) in 2018 resulted from a restructuring of the available-for-sale securities portfolio which involved the sale of $175 million of mortgage-backed securities and municipal bonds and reinvestment of the proceeds in higher yielding mortgage-backed securities and corporate bonds.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense decreased $576,000, or 1.3%, versus the same period last year primarily because of decreases in salaries and employee benefits expense of $811,000, or 3.0%, marketing expense of $601,000 and FDIC insurance expense of $369,000, partially offset by an increase in technology and professional services fees of $918,000. The decrease in salaries and employee benefits includes a difference of $1.0 million related to special salary-related items recorded in the 2019 and 2018 periods and declines in incentive compensation expense of $218,000 and placement and agency fees of $93,000, partially offset by higher stock-based compensation and retirement plan expenses of $538,000 and $184,000, respectively. The increase in stock-based compensation expense is due to a higher level of expense for new awards granted during the year as compared to the prior year and the forfeiture of certain awards in 2018. The decrease in marketing expense is due to fewer branch openings and management’s focus on maintaining tight control over operating costs. The decrease in FDIC insurance expense is mainly due to a second quarter FDIC assessment credit of $286,000 received by the Bank during the current quarter. The increase in technology and professional services fees includes $600,000 of consulting fees for a revenue enhancement project.

Management remains committed to maintaining tight control over operating costs which should help to mitigate the downward pressure on earnings arising from the current interest rate environment. Based on information currently known, management believes that the level of noninterest expense in the first nine months of 2019 provides a reasonable basis for estimating the amount of fourth quarter expense.

Income Taxes

Income tax expense increased $3.3 million and the effective tax rate increased from 9.3% to 16.9% when comparing the first nine months of 2018 to the same period this year. These increases are primarily attributable to a decline in the current period of tax-exempt income from municipal securities and BOLI and the recognition in the 2018 period of state and local net operating loss carryforwards, higher excess tax benefits from stock-based compensation and tax savings resulting from a cost segregation study. The increase in income tax expense also reflects higher pretax earnings in the current nine-month period as compared to the same period of 2018. Management expects the Corporation’s effective tax rate for 2019 to be approximately 17.0%.

Results of Operations – Third Quarter 2019 Versus Third Quarter 2018

Net income for the third quarter of 2019 was $10.8 million, representing an increase of $726,000, or 7.2%, over $10.1 million earned in the same quarter of last year. The increase is primarily attributable to a securities loss of $5.0 million in the third quarter of 2018. Partially offsetting this item was a decline in net interest income of $397,000, or 1.6%, which occurred for the same reasons discussed with respect to the nine-month periods and increases in the provision for loan losses and income tax expense of $2.1 million and $1.7 million, respectively. The increase in the provision for loan losses was mainly due to improved economic conditions in the 2018 quarter. The increase in income tax expense largely occurred for the same reasons discussed with respect to the nine-month periods.

Although net interest margin declined by six basis points when comparing the nine-month periods, third quarter 2019 net interest margin of 2.56% is relatively unchanged from 2.57% for the same quarter last year.

During the third quarter of 2019, the federal funds target rate was reduced twice, for a total of 50 basis points, to its current level of 1.75% to 2.0%. In response, management reduced the rates being paid on a portion of the Bank’s interest-bearing deposit accounts and currently anticipates further deposit rate reductions in the fourth quarter. Further decreases in the federal funds target rate should relieve the upward pressure on funding costs and may result in a decrease in funding costs and improvements in net interest income and margin over time.

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

	September 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans:
Troubled debt restructurings	$467	$472
Other	665	1,663
Total nonaccrual loans	1,132	2,135
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	—
Total nonperforming assets	1,132	2,135
Troubled debt restructurings - performing	1,093	1,289
Total risk elements	$2,225	$3,424

Nonaccrual loans as a percentage of total loans	.04%	.07%
Nonperforming assets as a percentage of total loans and other real estate owned	.04%	.07%
Risk elements as a percentage of total loans and other real estate owned	.07%	.10%

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

The allowance for loan losses decreased $982,000 during the first nine months of 2019, amounting to $29.9 million, or .93% of total loans at September 30, 2019 compared to $30.8 million, or .94% of total loans at December 31, 2018. During the first nine months of 2019, the Bank had loan chargeoffs of $1.3 million, recoveries of $23,000 and recorded a provision for loan losses of $279,000. During the first nine months of 2018, the Bank had loan chargeoffs of $1.0 million, recoveries of $257,000 and recorded a provision for loan losses of $547,000. The provision in the current nine-month period was driven mainly by net chargeoffs of $1.3 million partially offset by a decline in outstanding loans. The provision in the 2018 period was driven mainly by loan growth and net chargeoffs partially offset by improved economic conditions and reductions in historical losses.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at September 30, 2019. The majority of these loans were collateralized by properties located on Long Island and in the boroughs of NYC.

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

The Corporation’s cash and cash equivalent position at September 30, 2019 was $63.9 million, up from $47.4 million at December 31, 2018. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans and operations exceeded the cash used to repay borrowings, repurchase common stock and pay cash dividends.

Securities decreased $31.0 million during the first nine months of 2019, from $763.5 million at year-end 2018 to $732.5 million at September 30, 2019. The decrease is primarily attributable to maturities and redemptions of $93.1 million, partially offset by purchases of $46.6 million and an increase in the market value of available-for-sale securities of $16.5 million.

During the first nine months of 2019, total deposits grew $141.9 million, or 4.6%, to $3.2 billion at September 30, 2019. The increase was attributable to growth in savings, NOW and money market deposits of $154.9 million, or 9.7%, and time deposits of $2.7 million. The growth in deposits is largely attributable to the Bank’s ongoing municipal deposit initiative, and an increase of $100 million in brokered CDs during the first nine months of 2019.

Substantially all of the Bank’s borrowings are from the FHLB. Total borrowings decreased $238.9 million during the first nine months of 2019. The decrease is primarily due to a reduction in short-term borrowings of $237.3 million as the Bank shifted from FHLB advances to brokered CDs to lower its funding costs. Long-term debt at September 30, 2019 represented 70% of total borrowings. The Bank’s long-term fixed-rate borrowing position, time deposits and pay-fixed interest rate swaps mitigate the impact that increases in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale. At September 30, 2019, the Bank had approximately $199.4 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. The Bank can also purchase overnight federal funds under its existing line. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.5 billion at September 30, 2019.

Capital

Stockholders’ equity of $388.1 million at September 30, 2019 was relatively unchanged from December 31, 2018 because the impact of the repurchase of 1,409,900 shares of the Corporation’s common stock at a total cost of $31.5 million and cash dividends declared of $12.8 million were mostly offset by net income of $32.4 million and the increase in the after-tax value of available-for-sale securities of $11.5 million.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The regulatory capital ratios of the Corporation and the Bank at September 30, 2019 are as follows:

Tier 1 leverage	9.28%
Common equity tier 1 risk-based	14.88%
Tier 1 risk-based	14.88%
Total risk-based	16.03%

The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the fully phased-in capital conservation buffer of 2.50%, and the Bank was well capitalized under the FDIC’s prompt corrective action provisions at September 30, 2019.

The deliberate slowing of balance sheet growth has eliminated the need to raise capital through the Corporation’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”) or otherwise. As a result, effective with the cash dividend paid in March 2019, the Corporation notified shareholders that the optional quarterly cash purchase feature of its DRIP is currently unavailable. This change eliminates the dilution to EPS and ROE that would otherwise result from issuing shares at a time when attracting capital is not needed to support growth. The traditional dividend reinvestment feature of the DRIP remains available to shareholders.

In October 2018, the Corporation’s Board of Directors approved a stock repurchase program for shares of its common stock in an amount up to $20 million. In April 2019, an additional $30 million was approved, for a total program size of $50 million. The Corporation may repurchase shares from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. In the first nine months of 2019, the Corporation repurchased 1,409,900 shares through open market purchases at a total cost of $31.5 million.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at September 30, 2019 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions and (2) an estimate of net interest income for the year ending September 30, 2020 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that mirrors the Bank’s strategic plan. In addition, in calculating EVE, cash flows for non-maturity deposits are assumed to have an overall life of 6.4 years based on the current mix of such deposits and the most recently updated non-maturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending September 30, 2020 and calculations of EVE at September 30, 2019 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income, (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities, and (3) impact the repricing and reinvestment of all assets and liabilities, except non-maturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that mirrors the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at September 30, 2019		Year Ending September 30, 2020
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$533,064	-12.8%	$87,014	-14.7%
+ 200 basis point rate shock	567,591	-7.1%	92,431	-9.4%
+ 100 basis point rate shock	597,332	-2.3%	97,677	-4.2%
Base case (no rate change)	611,261	—	101,998	—
- 100 basis point rate shock	590,853	-3.3%	105,832	3.8%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending September 30, 2020 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its non-maturity deposits in order to remain competitive. Unlike non-maturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. Conversely, an immediate decrease in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its interest-earning assets would lag. The decline in EVE in the minus 100 basis points scenario is predominantly due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on non-maturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the disclosure in Item 1A. Risk Factors, included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the third quarter of 2019 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
July 1 - July 31, 2019	—	—	—	$27,844,495
August 1 - August 31, 2019	342,600	$21.73	342,600	$20,398,866
September 1 - September 30, 2019	152,200	$22.52	152,200	$16,970,608
Total	494,800	$21.98	494,800

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 6, 2019	By /s/ MICHAEL N. VITTORIO
MICHAEL N. VITTORIO, President & Chief Executive Officer
(principal executive officer)

By /s/ MARK D. CURTIS
MARK D. CURTIS, Senior Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)