Form 10-K
period 2019-12-31
FIRST OF LONG ISLAND CORP
filed 2020-03-10
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

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

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 28, 2019, the last business day of the Corporation’s most recently completed second fiscal quarter, was $474.2 million. This value was computed by reference to the price at which the stock was last sold on June 28, 2019 and excludes $21.0 million representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

As of March 6, 2020 the registrant had 23,793,128 of shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2020 are incorporated by reference into Part III.

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

The Bank did not commence, abandon or significantly change any of its lines of business during 2019.

Markets Served and Products Offered

The Bank serves the financial needs of small and medium-sized businesses, professionals, consumers, municipalities and other organizations primarily in Nassau and Suffolk Counties, Long Island, and the boroughs of New York City (“NYC”). The Bank’s head office is located in Glen Head, New York, and the Bank has 51 other branch locations including six full-service branches in Queens, four in Brooklyn and two in Manhattan. The Bank continues to evaluate potential new branch sites on Long Island and in the boroughs of NYC.

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

At year-end 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2019, $377.3 million of the Corporation’s municipal securities were rated AA or better, $2.3 million were rated A and $2.5 million were non-rated bonds issued by local municipalities. The Corporation’s pass-through mortgage securities portfolio at December 31, 2019 is comprised of $125.6 million and $74.0 million of securities issued by the Government National Mortgage Association (“GNMA”) and the Federal National Mortgage Association (“FNMA”), respectively. Each issuer’s pass-through mortgage securities are backed by residential or multi-family mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities. Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of FNMA, which is a U.S. government-sponsored agency, do not. The Corporation’s corporate bond portfolio is comprised of $115.8 million of senior unsecured fixed-to-floating rate securities issued by large U.S. based financial institutions. The bonds are rated A- to BBB+ and have a fixed rate for a period of one or two years. The bonds then reset quarterly based on a ten-year swap rate and will mature in 2028.

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

The Bank conducts its lending activities throughout its branch network. The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the boroughs of NYC. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity lines/loans, commercial and industrial loans, small business credit scored loans, Small Business Administration (“SBA”) loans, construction and land development loans, consumer loans and commercial and standby letters of credit. The Bank makes both fixed and variable rate loans. Variable rate loans are primarily tied to and reprice with changes in the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates, Federal Home Loan Bank of New York (“FHLBNY”) advance rates and the London Interbank Offered Rate (“LIBOR”).

Commercial and Industrial Loans. Commercial and industrial loans include, among other things, short-term business loans and lines of credit; term and installment loans; loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts or general business assets; small business credit scored loans as described hereinafter; and equipment finance loans. The Bank makes commercial and industrial loans on a demand basis, short-term basis, installment or revolving basis. Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle. Lines of credit are reaffirmed annually and generally require an annual cleanup period. Term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.

Small Business Credit Scored Loans. The Bank makes small business credit scored loans to businesses that generally have annual sales at the time of application of less than $3.5 million and issues VISA® credit cards. Most of these loans are in the form of revolving credit lines and, depending on the type of business, the maximum amount generally ranges from $100,000 to $500,000. The Bank also originates installment loans to finance business automobiles, trucks and equipment and can be secured by the asset financed and/or deposit accounts. Both installment loans and revolving credit commitments generally have maturities up to 60 months. Business profile reports are used in conjunction with credit reports and FICO (Fair Isaac Corporation) small business score cards for loan underwriting and decision making purposes. Credit and FICO small business risk scores enable the Bank to quickly and efficiently identify and approve loans to low-risk business applicants and decline loans to high-risk business applicants. There were $249,000 of small business credit scored term loans outstanding at December 31, 2019. In addition, the Bank had commitments on small business credit scored revolving lines of credit of $63.5 million, of which $25.5 million were drawn and funded at December 31, 2019.

Real Estate Mortgage Loans and Home Equity Lines. The Bank makes residential and commercial mortgage loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. Commercial and residential mortgage loans are made with terms not in excess of 30 years and are generally maintained in the Bank’s portfolio. The residential mortgage loans made by the Bank in recent years consist of both fixed rate loans with terms ranging from 10 to 30 years and variable rate loans that reprice in five, seven or ten years and then every year thereafter. Commercial mortgage loans generally reprice within five to ten years and home equity lines generally mature within ten years. Depending on the type of property, the Bank will generally not lend more than 75% of appraised value on residential mortgage, home equity and commercial mortgage loans. The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

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

Construction Loans. From time to time, the Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally 18 months or less and advances are made as the construction progresses. The advances can require the submission of bills and lien waivers by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. Variable rate construction and land development loans are included in Commercial Mortgages on the Consolidated Balance Sheet and amounted to $305,000 at December 31, 2019.

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

The Bank offers checking and interest-bearing deposit products. In addition to business and small business checking, the Bank has a variety of personal checking products that differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. The interest-bearing deposit products, which have a wide range of interest rates and terms, consist of checking accounts, which include negotiable order of withdrawal (“NOW”) accounts, interest on lawyer accounts (IOLA), escrow service accounts, rent security accounts, a variety of personal and nonpersonal money market accounts, a variety of personal and nonpersonal savings products, time deposits, holiday club accounts and a variety of individual retirement accounts.

The Bank relies primarily on its branch network, customer service, calling programs, lending relationships, referral sources, competitive pricing, deposit rate promotions and advertising to attract and retain local deposits. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

Employees

As of December 31, 2019, the Bank had 341 full-time equivalent employees and considers employee relations to be good. Employees of the Bank are not represented by a collective bargaining unit.

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

As a registered bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and subject to inspection, examination and supervision by the Federal Reserve (“FRB”). In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto under the BHC Act. The Corporation is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Our common stock is listed on the Capital Market tier of the NASDAQ Stock Market (“NASDAQ”) under the symbol “FLIC” and is subject to NASDAQ rules for listed companies.

As a national bank, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Insured banks, such as the Bank, are subject to extensive regulation of many aspects of their businesses. These regulations relate to, among other things: (1) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (2) types and amounts of other investments; (3) branching; (4) anti-money laundering; (5) permissible activities; (6) reserve requirements; and (7) dealings with officers, directors and affiliates.

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the FRB. The CFPB has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to principal federal banking regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary federal regulator, although the CFPB has limited back-up authority to examine such institutions.

Bank Holding Company Regulation. The BHC Act requires the prior approval of the FRB for the acquisition by a bank holding company of 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHC Act, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring 5% or more of the voting stock of any company engaging in activities other than (1) banking or managing or controlling banks, (2) furnishing services to or performing services for their subsidiaries or (3) activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that meet certain criteria specified by the Federal Reserve may elect to be regulated as a “financial holding company” and thereby engage in a broader array of financial activities including insurance and investment banking.

Payment of Dividends. A large source of the Corporation’s liquidity is dividends from the Bank. Prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well-capitalized” status and absent affirmative governmental approvals, during 2020 the Bank could declare dividends to the Corporation of approximately $15.3 million plus any 2020 net profits retained to the date of the dividend declaration.

In addition, the Corporation and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimum capital levels. The FRB is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of declaring a dividend that exceeds earnings for the quarter and should inform the Federal Reserve and should eliminate, defer or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Stock Repurchases. Current Federal Reserve regulations provide that a bank holding company that is not well capitalized or well managed, as such terms are defined in the regulations, or that is subject to any unresolved supervisory issues, is required to give the Federal Reserve prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. Federal Reserve guidance generally provides for bank holding company consultation with FRB staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, even if a formal written notice is not required. However, it has recently come to the attention of the Corporation that the Federal Reserve staff is interpreting the capital regulations as requiring a bank holding company to secure Federal Reserve approval prior to redeeming or repurchasing any capital stock that is included in regulatory capital.

Transactions with Affiliates. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the FRB limit the types and amounts of these transactions (including loans due and extensions of credit from their U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company be limited to 10% of the bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts.

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

The Corporation and the Bank are subject to the Basel III regulatory capital standards (“Basel III”) issued by the FRB and the OCC. Under the Basel III capital requirements, the Corporation and the Bank are required to maintain minimum ratios of Tier 1 capital to average assets of 4.00%, Common equity tier 1 capital to risk weighted assets of 4.50%, Tier 1 capital to risk weighted assets of 6.00% and Total capital to risk weighted assets of 8.00%. Common equity tier 1 capital, Tier 1 capital, Total capital, risk weighted assets and average assets are defined in the Basel III rules. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements at December 31, 2019.

Basel III also requires the Corporation and the Bank to maintain a capital conservation buffer of 2.50% in order to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers. The capital ratio requirements, including the capital conservation buffer, for banks with $250 billion or less in total assets are 7.00% for Common equity tier 1 capital to risk weighted assets, 8.50% for Tier 1 capital to risk weighted assets and 10.50% for Total capital to risk weighted assets.

In September 2019, the federal banking agencies, including the OCC and FRB, adopted a new rule to provide an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio (“CBLR”) framework, for qualifying community banking organizations. Under the rule, insured depository institutions and holding companies with less than $10 billion of total consolidated assets that meet certain qualifying criteria, such as a CBLR greater than 9.00% percent, may elect to use the new framework. On January 1, 2020, the CBLR final rule became effective, and management elected to adopt the alternative framework. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules. By satisfying the CBLR, the Corporation and the Bank will be deemed in compliance with all regulatory capital requirements, including the risk-based capital requirements and will be considered well-capitalized under the Prompt Corrective Action (“PCA”) framework.

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

The Bank was well capitalized under the Basel III PCA thresholds at December 31, 2019.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio exceeded 1.35%. As a result, small banks such as the Bank received assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio. During 2019, the Bank received from the FDIC $961,000 in credits toward future assessments, of which $571,000 was applied to 2019 assessments and $390,000 will be carried over to 2020. As long as the reserve ratio remains at least 1.35%, and after applying the credits for four quarters, the FDIC expects to remit to small banks the value of any remaining credits.

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

Community Reinvestment Act and Fair Lending Laws. The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of proposed acquisition transactions. The Bank received a “Satisfactory” CRA rating on its most recent Federal examination. The Bank and the Corporation are firmly committed to the practice of fair lending and maintaining strict adherence to all federal and state fair lending laws which prohibit discriminatory lending practices. On December 12, 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations. The proposals will clarify what qualifies for credit under CRA, and also create an additional definition of assessment areas tied to where deposits are located.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLBNY, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB (transaction-based stock) plus .125% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations (membership stock). At December 31, 2019, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

The credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of NYC, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2019, residential mortgage loans, including home equity lines of credit, amounted to approximately $1.7 billion and comprised approximately 55% of loans secured by real estate. The primary source of repayment for residential mortgage loans is cash flows from individual borrowers and co-borrowers. Also, at December 31, 2019, multifamily loans amounted to approximately $835 million and comprised approximately 60% of the Bank’s total commercial mortgage portfolio and approximately 27% of the Bank’s total loans secured by real estate. The primary source of repayment for multifamily loans is cash flows from the underlying properties, a substantial portion of which are rent stabilized or rent controlled. Such cash flows for both residential mortgage and multifamily loans are dependent on the strength of the local economy.

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

In addition, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 that became effective for the Bank on January 1, 2020. This standard changes the accounting methodology used to determine the allowance for loan losses from an incurred loss model to a current expected credit loss (“CECL”) model. The CECL model requires the Bank to maintain at each periodic reporting date an allowance for credit losses in an amount that is equal to its estimate of expected lifetime credit losses on the loans in its portfolio. As compared to the incurred loss model, CECL increases the data required and judgements applied in determining the allowance for credit losses. Utilization of the CECL model is expected to result in an allowance for credit losses that is less than 10% higher than the Bank’s December 31, 2019 allowance for loan losses.

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

For a number of years, the FRB kept interest rates low through its federal funds target rate. However, the FRB began steadily increasing the federal funds target rate in 2017 and 2018. Subsequently, the FRB reduced the federal funds target rate 125 basis points to a current range of 1.00% to 1.25% with the possibility of further decreases subject to economic conditions.

In a period of rising interest rates, the interest income earned on the Bank’s assets may not increase as rapidly as the interest paid on its liabilities. The Bank’s cost of funds is expected to increase more rapidly than interest earned on its loan and investment portfolios as its primary source of funds is deposits with generally shorter maturities than the maturities of its loans and investments. This makes the balance sheet more liability sensitive in the short-term.

If interest rates decline, borrowers may refinance higher rate loans at lower rates causing prepayments on mortgage loans and mortgage-backed securities to be elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those that prepaid. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates may adjust to lower rates at their reset dates. While lower rates may reduce the Bank’s cost of funds on non-maturity deposits, certificates of deposits and FHLB advances, the cost savings could be somewhat constrained because decreases in the Bank’s funding rates may occur more slowly than decreases in yields earned on the Bank’s assets and a significant portion of the Bank’s funding is currently derived from noninterest bearing checking deposits and capital.

In addition to the risks arising from changes in interest rates, the current level of interest rates and shape of the yield curve could create downward pressure on net interest income and net interest margin. In a low interest rate environment with a flat or inverted yield curve, the Bank’s earnings and profitability metrics could be negatively impacted by asset growth. As a result, the Bank may be unable to increase earnings, or maintain the current level of earnings, until the shape of the yield curve improves.

The Bank is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending requirements on financial institutions. With respect to the Bank, the FRB, United States Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Bank’s business, financial condition and results of operations.

The Bank and Corporation may not have sufficient funds or funding sources to meet liquidity demands.

Liquidity risk is the risk that the Bank will not have sufficient funds to accommodate loan growth, meet deposit outflows or make contractual payments on borrowing arrangements. The Bank has addressed liquidity risk by adopting a board committee approved liquidity policy and liquidity contingency plan that set forth quantitative risk limits and a protocol for responding to liquidity stress conditions should they arise. The Bank encounters significant competition for deposits in its market area from larger banks, various community banks, credit unions and other financial services organizations. This competition for deposits could result in significant outflows and can exert upward pressure on the Bank’s funding costs. In addition, the Bank’s concentration of deposits with certain customers could limit our ability to favorably reprice deposits and grow net interest income, net interest margin and earnings.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios and investment securities.

The Bank is a member of the FRB of New York (“FRBNY”) and the FHLBNY and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FHLBNY and FRBNY. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its DRIP. However, the Bank’s FRBNY membership, FHLBNY membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders.

The Corporation relies on dividends from the Bank to fund its operating expenses, dividends to shareholders and repurchases of common stock. The OCC restricts the dividends the Bank may pay to the Corporation to its retained net profits for the preceding two calendar years plus current year retained net profits. These restrictions may limit the Corporation’s ability to pay dividends or repurchase shares. In addition, the Corporation may not be successful in raising funds from the issuance of its stock under the DRIP or otherwise.

A decline in the Corporation’s market capitalization could negatively impact the price, trading volume and liquidity of our common stock.

The Corporation’s market capitalization on December 31, 2019 was approximately $600 million, exceeding the $500 million market capitalization which may make the Corporation’s common stock more attractive to certain investors. In addition, the Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2019, the average market capitalization of companies in the Russell 2000 Index was $2.1 billion, the median market capitalization was $817.5 million, the capitalization of the largest company in the index was $3.6 billion and the capitalization of the smallest company in the index was $152.3 million. The Corporation believes that a market capitalization in excess of $500 million and inclusion in the Russell indexes have positively impacted the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur. The Corporation also believes that the current activity under its stock repurchase program is positively impacting the price and trading volume of its common stock. Conversely, discontinuance of the stock repurchase program could have the opposite effect.

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

Multi-family real estate loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank and could impair the value of the collateral for the loans or the future cash flow of such properties. In June 2019, New York State (“NYS”) passed The Housing Stability and Tenant Protection Act of 2019 (“TPA”), which represents a substantial change to the laws that have governed landlord-tenant relations in NYS for decades and significantly strengthens tenant protections. TPA increases the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (1) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (2) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (3) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. The new legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. Because of this new legislation as well as previously existing laws and regulations, it is possible that rental income on multi-family properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the collateral for the loan may be impaired. Therefore, impaired multi-family real estate loans may be more difficult to identify before they become problematic than residential real estate loans.

Changes in national and local economic conditions could negatively impact our financial condition and results of operations.

Although the economy has improved in recent years, national and local economic conditions could deteriorate. This poses risks to both the Corporation’s business and the banking industry as a whole. Specific risks include reduced loan demand from quality borrowers; increased competition for loans; deterioration in the value of collateral supporting mortgage loans; increased loan loss provisions resulting from deterioration in loan quality; reduced net interest income and net interest margin caused by a sustained period of low interest rates or a flattening or inverted yield curve; interest rate volatility; price competition for deposits due to liquidity concerns or otherwise; volatile equity markets; and higher cost to attract capital to support growth.

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

The Board Audit Committee has oversight responsibility for cybersecurity risk, which it administers through periodic meetings with management and consultants with cybersecurity expertise and the approval of information technology and cybersecurity policies. In this regard, board committee approved policies address information security, IT vulnerability assessment, cybersecurity incident response and electronic communications. These policies are intended to prevent, detect and respond to cybersecurity incidents. In addition, these policies prevent or limit the impact of systems failures, interruptions and security breaches and rely on commonly used security and processing systems to provide the security and authentication necessary for the processing of data. The Bank makes use of logon and user access controls, multifactor and out of band authentication, transaction limits, firewalls, antivirus software, intrusion protection monitoring and vulnerability scans and conducts independent penetration testing and cybersecurity audits. The Bank also ensures employee and executive awareness of cybersecurity trends. System failures or interruptions are addressed in the board committee approved emergency and disaster recovery policy and business continuity policy. In addition, for TPSPs of data processing and other significant services, the board committee approved vendor management policy and procedures require reviews of audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

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

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the FRB, OCC and FDIC. The FDIC also insures the Bank’s deposits. Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of depositors. Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business, including, among other things, investment practices, lending practices, deposit offerings and capital levels. The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on Bank operations and expansion plans, imposing deposit insurance premiums and other assessments, setting required levels for the allowance for loan losses, capital and liquidity, and imposing restrictions on the ability to pay cash dividends and other capital distributions to stockholders. Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations. The Corporation manages the risk of noncompliance with laws and regulations by having board committee approved compliance policies, hiring and retaining employees with the experience and skills necessary to address compliance on an ongoing basis, and consulting, when necessary with legal counsel and other outside experts on compliance matters.

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act which was enacted in December 2017 placed limitations on certain deductions that may have a negative impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include: (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans; (2) the elimination of interest deductions for home equity loans; (3) a limitation on the deductibility of business interest expense; and (4) a limitation on the deductibility of property taxes and state and local income taxes.

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

Changes to LIBOR may adversely impact the value of, and the return on, our loans and investment securities that are indexed to LIBOR.

In July 2017, the Financial Conduct Authority of the United Kingdom (“U.K.”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on, our loans and our investment securities.

Severe weather, acts of terrorism and other external events could impact our ability to conduct business.

Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area remains central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events. Global market fluctuations may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, resulting from the above factors or otherwise, could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

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

As of December 31, 2019, the Bank owns 23 buildings and leases 41 other facilities, all of which are in Nassau and Suffolk Counties, Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2019, there were 810 stockholders of record of the Corporation’s common stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. The Corporation declared cash dividends of $.70 per share for the year ended December 31, 2019, compared to cash dividends declared in 2018 of $.64 per share. The Corporation currently expects that comparable cash dividends will continue to be paid in the future.

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark and NASDAQ U.S. Benchmark Banks Indexes over a five-year measurement period assuming $100 invested on January 1, 2015, and dividends reinvested in the Corporation’s stock.

$180
$160
$140
$120
$100
$80
$100
$170.96
$175.61
$151.24
1/1/15
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
The First of Long Island
NASDAQ U.S. Benchmark Index
NASDAQ U.S. Benchmark Banks Index

Issuer Purchase of Equity Securities

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the fourth quarter of 2019 are set forth in the table that follows.

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
October 1 - October 31, 2019	—	—	—	$16,970,608
November 1 - November 30, 2019	145,300	$24.09	145,300	$13,470,772
December 1 - December 31, 2019	130,900	$24.31	130,900	$10,288,940
Total	276,200	$24.19	276,200

(1) On October 26, 2018, the Corporation’s Board of Directors approved a $20 million stock repurchase program which was announced on October 30, 2018. An additional $30 million was approved on April 16, 2019 and announced on April 18, 2019. On January 30, 2020, the Board of Directors approved an additional $15 million in stock repurchases, which was announced on January 31, 2020, for a total program size of $65 million. The Corporation’s stock repurchase program does not have a fixed expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years, adjusted as appropriate to reflect the Corporation’s stock splits. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
INCOME STATEMENT DATA:
Interest Income	$143,850	$138,237	$118,265	$104,123	$92,135
Interest Expense	43,681	35,730	21,709	18,002	16,529
Net Interest Income	100,169	102,507	96,556	86,121	75,606
Provision (Credit) for Loan Losses	33	(1,755)	4,854	3,480	4,317
Net Income	41,555	41,573	35,122	30,880	25,890
PER SHARE DATA:
Basic Earnings	$1.68	$1.64	$1.44	$1.35	$1.23
Diluted Earnings	1.67	1.63	1.43	1.34	1.22
Cash Dividends Declared	.70	.64	.58	.55	.52
Dividend Payout Ratio	41.92%	39.26%	40.56%	41.04%	42.62%
Book Value	$16.26	$15.27	$14.37	$12.90	$11.85
Tangible Book Value	16.25	15.26	14.36	12.90	11.84
BALANCE SHEET DATA AT YEAR END:
Total Assets	$4,097,843	$4,241,060	$3,894,708	$3,510,320	$3,130,343
Loans	3,188,249	3,263,399	2,950,352	2,545,421	2,248,183
Allowance for Loan Losses	29,289	30,838	33,784	30,057	27,256
Deposits	3,144,016	3,084,972	2,821,997	2,608,717	2,284,675
Borrowed Funds	528,182	750,950	704,938	586,224	577,214
Stockholders' Equity	389,108	388,187	354,450	305,830	250,936
AVERAGE BALANCE SHEET DATA:
Total Assets	$4,194,355	$4,177,341	$3,695,850	$3,329,308	$2,897,548
Loans	3,217,530	3,177,519	2,758,116	2,364,187	1,990,823
Allowance for Loan Losses	30,080	34,960	32,022	28,238	24,531
Deposits	3,276,699	3,168,348	2,812,733	2,590,988	2,215,883
Borrowed Funds	494,785	623,587	540,307	432,554	419,372
Stockholders' Equity	391,613	374,876	334,088	290,806	243,330
FINANCIAL RATIOS:
Return on Average Assets (ROA)	.99%	1.00%	.95%	.93%	.89%
Return on Average Equity (ROE)	10.61%	11.09%	10.51%	10.62%	10.64%
Average Equity to Average Assets	9.34%	8.97%	9.04%	8.73%	8.40%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – 2019 Versus 2018

Analysis of 2019 Earnings. Net income and diluted earnings per share (“EPS”) for 2019 were $41.6 million and $1.67, respectively. Dividends per share increased 9.4% from $.64 for 2018 to $.70 for 2019. ROA and ROE for 2019 were .99% and 10.61%, respectively, compared to 1.00% and 11.09%, respectively, for 2018.

Net income for 2019 was $41.6 million, remaining relatively unchanged from 2018. Earnings for 2019 include decreases in net interest income and noninterest income, before securities losses in 2018, of $2.3 million and $2.1 million, respectively, and increases in the provision for loan losses of $1.8 million, noninterest expense of $1.1 million, including executive severance and retirement charges, and income tax expense of $3.2 million.

The decline in net interest income of $2.3 million occurred as yield curve flattening and inversion led management to slow loan and overall balance sheet growth. A decline in the federal funds target rate during 2019 to the year end level of 1.50% to 1.75% started to provide some relief on the cost of total interest-bearing liabilities. However, the increase in the cost of total interest-bearing liabilities in 2019 outpaced the increase in the yield on total interest-earning assets. When comparing 2019 to the prior year, the cost of total interest-bearing liabilities increased by 28 basis points while the yield on total interest-earning assets only increased by 12 basis points. Overall, net interest margin declined 7 basis points to 2.57% in 2019.

Management’s decision to slow loan growth in 2019 resulted in a small increase in the average balance of loans when comparing the current year and prior year and a reduction in loans outstanding during 2019. Growth in the average balance of loans was funded by increases in the average balances of interest-bearing deposits and stockholders’ equity, and a decrease in securities. These sources of funds were also used to reduce the average balance of total borrowings. The growth in deposits and reduction in borrowings were mainly the result of using brokered certificates of deposit (“CDs”) as a lower cost alternative to FHLB advances.

The increase in the provision for loan losses of $1.8 million versus the prior year was primarily due to an improvement in economic conditions in 2018 and higher net chargeoffs in 2019, partially offset by a decrease in outstanding loans in 2019 versus an increase in 2018.

The decrease in noninterest income, before securities losses in 2018, of $2.1 million is primarily attributable to a BOLI death benefit in 2018, a decline in the non-service cost components of the Bank’s defined benefit pension plan and a gain on the sale of bank premises in 2018. Partially offsetting these items was an increase in service charges on deposit accounts primarily related to higher overdraft and maintenance and activity charges. Management has implemented initiatives to increase fee income on deposit accounts and is focused on growing noninterest income from existing and potential new sources.

Noninterest expense increased $1.1 million versus 2018. The increase is primarily attributable to increases in salaries and employee benefits, occupancy and equipment expense and technology and professional services fees, partially offset by decreases in FDIC insurance expense and marketing expense. The increase in salaries and employee benefits includes executive severance and retirement charges in the fourth quarter of 2019 and the forfeiture of certain stock-based compensation awards in 2018. These items were partially offset by a decrease in special salary-related items recorded in 2019 and 2018 and a decline in retirement plan expense. The increase in occupancy and equipment expense is mainly due to higher rent and other operating costs on the Bank’s facilities and equipment and the cost of an environmental remediation. The increase in technology and professional services fees includes an increase in consulting fees related to a revenue enhancement project. The decrease in FDIC insurance expense is due to FDIC assessment credits received by the Bank during the third and fourth quarters of 2019. The decrease in marketing expense is due to fewer branch openings.

Income tax expense increased $3.2 million and the effective tax rate increased to 16.5% from 10.9% when comparing 2019 and 2018. These increases are primarily attributable to a decline in the current year in tax-exempt income from municipal securities and BOLI and the recognition in 2018 of state and local net operating loss carryforwards, higher excess tax benefits from stock-based compensation and tax savings resulting from a cost segregation study. The increase in income tax expense also reflects higher pretax earnings in 2019 as compared to 2018.

Asset Quality. The Bank’s allowance for loan losses to total loans was .94% at year-end 2018 versus .92% at December 31, 2019. The decrease was primarily due to reductions in historical loss rates and growth rates on certain pools of loans, as well as decreases in both the three-year compound annual growth rate (“CAGR”) and office vacancy rates on several pools of loans.

The credit quality of the Bank’s loan portfolio remains excellent. Nonaccrual loans amounted to $888,000, or .03% of total loans outstanding, at December 31, 2019, compared to $2.1 million, or .07%, at December 31, 2018. The decrease in nonaccrual loans is mainly due to loans returned to accrual status and paydowns. Troubled debt restructurings amounted to $1.5 million, or .05% of total loans outstanding, at December 31, 2019. Of the troubled debt restructurings, $1.1 million are performing in accordance with their modified terms and $465,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through

89 days amounted to $2.9 million, or .09% of total loans outstanding, at December 31, 2019, compared to $909,000, or .03%, at December 31, 2018.

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

On January 1, 2020, the Corporation adopted ASU 2016-13. Implementation of this accounting standard is expected to result in a CECL allowance for credit losses that is less than 10% higher than the Bank’s December 31, 2019 allowance for loan losses.

Key Strategic Initiatives and Challenges We Face. The Bank’s strategy is focused on increasing shareholder value through loan and deposit growth, the maintenance of strong credit quality, a strong efficiency ratio and an optimal amount of capital. Key initiatives in 2020 include enhancing our brand, highlighting our digital offerings, refining our branch strategy, building on our relationship banking business and growing fee income.

Notwithstanding the actions taken by management to mitigate the impact on earnings of the current interest rate environment, net interest income, net interest margin and the Corporation’s profitability metrics remain under pressure. These items could be negatively impacted by yield curve inversion, low yields available on new loans and securities and relatively high funding costs.

Overview – 2018 Versus 2017

Analysis of 2018 Earnings. Net income and diluted EPS for 2018 were $41.6 million and $1.63, respectively, representing increases of 18.4% and 14.0%, respectively, over the comparable 2017 amounts. Dividends per share increased 10.3% from $.58 for 2017 to $.64 for 2018. ROA and ROE for 2018 were 1.00% and 11.09%, respectively, as compared to .95% and 10.51%, respectively, for 2017.

Net income for 2018 increased $6.5 million over 2017. The increase was attributable to increases in net interest income of $6.0 million, or 6.2%, and noninterest income, before securities losses, of $2.7 million, or 26.5%, and decreases in the provision for loan losses and income tax expense of $6.6 million and $4.8 million, respectively. These items were partially offset by an increase in noninterest expense of $5.1 million, or 9.2%, and securities losses of $10.4 million in 2018 versus $1.9 million in 2017.

The increase in net interest income was primarily attributable to growth in the average balance of loans of $419.4 million, or 15.2%, and improved yield on the taxable securities portfolio largely resulting from portfolio restructuring activities. The positive impact of these items was partially offset by higher funding costs and a decline in prepayment penalties and late charges of $758,000. Substantially all the loan growth occurred in commercial and residential mortgage loans. Loan growth was funded with increases in the average balances of noninterest-bearing checking deposits, interest-bearing deposits, borrowings and stockholders’ equity. Substantial contributors to the growth in deposits were new branch openings, the Bank’s ongoing municipal deposit initiative, deposit promotions and the issuance of brokered certificates of deposit. The growth in stockholders’ equity was substantially attributable to net income and the issuance of shares under the Corporation’s DRIP, partially offset by cash dividends declared, a decline in the after-tax value of available-for-sale securities and share purchases under the Corporation’s stock repurchase program.

Net interest margin for 2018 was 2.64%, down 27 basis points from 2.91% for 2017. The “Net Interest Income” section of this discussion and analysis sets forth the reasons for the decline in net interest margin and measures implemented by management to stabilize net interest margin.

The mortgage loan pipeline at year-end 2018 was a modest $61 million, reflecting management’s tempered approach to loan growth in the low interest rate environment.

The reduction in the provision for loan losses for 2018 versus 2017 was mainly due to lower levels of national and local unemployment, increases in collateral values, a decline in historical loss rates and less loan growth in 2018, partially offset by a larger decline in specific reserves in 2017. Net chargeoffs were essentially unchanged in 2018, amounting to $1.2 million versus $1.1 million in 2017.

The increase in noninterest income of $2.7 million, or 26.5%, before securities losses of $10.4 million, was primarily attributable to a gain on the sale of bank premises of $1.2 million, a $565,000 BOLI death benefit and increases of $566,000 in cash value accretion on BOLI and $356,000 in the net credit relating to the non-service cost components of the Bank’s defined benefit pension plan. Cash value accretion increased because of purchases of BOLI during the first quarters of 2017 and 2018 of $25 million and $20 million, respectively. The sale of bank premises consisted of the land and building of one bank branch whose deposits were consolidated with a nearby branch.

In 2018, the Bank incurred pre-tax and after-tax losses on securities portfolio restructuring activities of $10.4 million and $7.5 million, respectively. The earn-back period for these losses, excluding $3.2 million incurred in a deleveraging transaction, was approximately 2.0 years.

The increase in noninterest expense of $5.1 million, or 9.2%, was primarily attributable to increases in salaries and employee benefits of $3.8 million, or 11.7%, and occupancy and equipment expense of $1.4 million, or 14.1%. Partially offsetting these increases was a valuation allowance of $725,000 recorded in the fourth quarter of 2017 on other real estate owned. The increase in salaries and employee benefits was primarily due to new branch openings, additions to staff in the back office, normal annual salary adjustments, special salary-related accruals recorded in 2018 and increases in incentive compensation expense, retirement plan expense and payroll tax expense. The increase in occupancy and equipment expense was primarily due to the operating costs of new branches, increases in maintenance and repairs expense and a growth-related increase in depreciation on the Bank’s facilities and equipment.

In addition to the measures undertaken by management to stabilize net interest margin, management implemented a variety of cost saving measures aimed at reducing noninterest expense and further improving our strong efficiency ratio.

The decrease in income tax expense of $4.8 million was due to: (1) a reduction in the statutory federal income tax rate from 35% in 2017 to 21% in 2018; (2) recognition in 2018 of tax benefits of NYS and NYC net operating loss carryforwards that originated in 2017 of $542,000; (3) recognition of $717,000 in tax benefits related to accelerated tax depreciation resulting from a cost segregation study; and (4) higher tax benefits in the 2018 period from BOLI. These items were the major contributors to the decline in the Corporation’s effective tax rate from 22.0% in 2017 to 10.9% in 2018.

Asset Quality. The Bank’s allowance for loan losses to total loans was 1.15% at year-end 2017 and trended down to .94% by December 31, 2018. The decrease was driven mainly by an improvement in economic conditions and reductions in historical loss rates and growth rates on certain pools of loans.

The credit quality of the Bank’s loan portfolio remained excellent. Nonaccrual loans amounted to $2.1 million, or .07% of total loans outstanding, at December 31, 2018, compared to $1.0 million, or .03%, at December 31, 2017. The increase in nonaccrual loans was due to loans of $5.0 million transferred to nonaccrual status partially offset by paydowns, loan sales and chargeoffs. Troubled debt restructurings amounted to $1.8 million, or .05% of total loans outstanding, at December 31, 2018. Of the troubled debt restructurings, $1.3 million were performing in accordance with their modified terms and $472,000 were nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $909,000, or .03% of total loans outstanding, at December 31, 2018, compared to $2.8 million, or .09%, at December 31, 2017.

The credit quality of the Bank’s securities portfolio also remained excellent. The Bank’s mortgage securities were backed by mortgages underwritten on conventional terms, with 76% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consisted of high quality, general obligation municipal securities rated AA or better by major rating agencies and investment grade corporate bonds of large U.S. financial institutions.

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

On January 1, 2020, ASU 2016-13, as amended, became effective for the Bank. This standard changes the methodology used to determine the allowance for loan losses from an incurred loss model to a current expected credit loss model. The CECL model requires the Bank to maintain at each periodic reporting date an allowance for credit losses in an amount that is equal to its estimate of expected lifetime credit losses on the loans in its portfolio. Utilization of the CECL model will increase the data required and judgements applied in determining an appropriate level for its allowance for credit losses. See “Note A – Summary of Significant Accounting Policies” to the Corporation’s consolidated financial statements of this Form 10-K for more information regarding the implementation of CECL.

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

	2019			2018			2017
(dollars in thousands)	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Interest-earning bank balances	$29,561	$638	2.16%	$29,588	$561	1.90%	$25,356	$281	1.11%
Investment securities:
Taxable	367,157	14,574	3.97	357,650	11,479	3.21	327,491	7,473	2.28
Nontaxable (1)	405,454	14,515	3.58	451,174	16,978	3.76	461,149	20,744	4.50
Loans (1)	3,217,530	117,177	3.64	3,177,519	112,790	3.55	2,758,116	97,040	3.52
Total interest-earning assets	4,019,702	146,904	3.65	4,015,931	141,808	3.53	3,572,112	125,538	3.51
Allowance for loan losses	(30,080)			(34,960)			(32,022)
Net interest-earning assets	3,989,622			3,980,971			3,540,090
Cash and due from banks	36,482			36,377			31,555
Premises and equipment, net	40,894			40,240			36,279
Other assets	127,357			119,753			87,926
	$4,194,355			$4,177,341			$3,695,850
Liabilities and Stockholders'
Equity:
Savings, NOW & money market
deposits	$1,721,604	18,563	1.08	$1,720,936	12,105.70		$1,635,044	7,113.44
Time deposits	613,166	14,494	2.36	493,584	10,452	2.12	305,029	5,479	1.80
Total interest-bearing deposits	2,334,770	33,057	1.42	2,214,520	22,557	1.02	1,940,073	12,592.65
Short-term borrowings	137,546	3,261	2.37	210,023	4,858	2.31	132,137	1,345	1.02
Long-term debt	357,239	7,363	2.06	413,564	8,315	2.01	408,170	7,772	1.90
Total interest-bearing liabilities	2,829,555	43,681	1.54	2,838,107	35,730	1.26	2,480,380	21,709.88
Checking deposits	941,929			953,828			872,660
Other liabilities	31,258			10,530			8,722
	3,802,742			3,802,465			3,361,762
Stockholders' equity	391,613			374,876			334,088
	$4,194,355			$4,177,341			$3,695,850
Net interest income (1)		$103,223			$106,078			$103,829
Net interest spread (1)			2.11%			2.27%			2.63%
Net interest margin (1)			2.57%			2.64%			2.91%

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. In 2019 and 2018, the tax-equivalent amount of $1.00 of nontaxable income was $1.27 using the statutory federal income tax rate of 21%. For 2017, the tax-equivalent amount of $1.00 of nontaxable income was $1.54 using the statutory federal income tax rate of 35%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to a combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	2019 versus 2018			2018 versus 2017
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Income:
Interest-earning bank balances	$(1)	$78	$77	$53	$227	$280
Investment securities:
Taxable	314	2,781	3,095	740	3,266	4,006
Nontaxable	(1,668)	(795)	(2,463)	(440)	(3,326)	(3,766)
Loans	1,460	2,927	4,387	14,880	870	15,750
Total interest income	105	4,991	5,096	15,233	1,037	16,270
Interest Expense:
Savings, NOW & money market deposits	5	6,453	6,458	392	4,600	4,992
Time deposits	2,750	1,292	4,042	3,857	1,116	4,973
Short-term borrowings	(1,714)	117	(1,597)	1,112	2,401	3,513
Long-term debt	(1,153)	201	(952)	104	439	543
Total interest expense	(112)	8,063	7,951	5,465	8,556	14,021
Increase (decrease) in net interest income	$217	$(3,072)	$(2,855)	$9,768	$(7,519)	$2,249

Net Interest Income – 2019 Versus 2018

Net interest income on a tax-equivalent basis was $103.2 million in 2019, a decrease of $2.9 million, or 2.7%, from $106.1 million in 2018. The decline in net interest income occurred as yield curve flattening and inversion led management to slow loan and overall balance sheet growth. Three 25 basis point decreases in the federal funds target rate during 2019 to the year end level of 1.50% to 1.75% started to provide some relief on the cost of total interest-bearing liabilities. However, the increase in the cost of total interest-bearing liabilities in 2019 outpaced the increase in the yield on total interest-earning assets. When comparing 2019 to the prior year, the cost of total interest-bearing liabilities increased by 28 basis points while the yield on total interest-earning assets only increased by 12 basis points. Overall, net interest margin declined 7 basis points to 2.57% for 2019 from 2.64% for 2018. Quarterly net interest margin for 2019 ranged from 2.56% to 2.58%.

Since mid-2018 management has been proactive in addressing net interest margin stabilization. Actions taken thus far include, among others:

•Downward repricing of certain interest-bearing deposits

•Reducing overall balance sheet growth by slowing loan growth and the related need for funding

•Changing the mix of loans being originated to higher yielding commercial mortgages from lower yielding residential mortgages

•Hiring additional lenders to grow commercial and industrial loans

•Restructuring the securities portfolio and deleveraging the balance sheet

•Hedging a portion of short-term borrowings with interest rate swaps

•Shifting between FHLB advances and brokered CDs to reduce funding costs.

Management’s decision to slow loan growth resulted in a small increase of $40.0 million, or 1.3%, in the average balance of loans when comparing the current year and prior year and a reduction of $75.2 million in loans outstanding during 2019. Growth in the average balance of loans was funded by increases in the average balances of interest-bearing deposits of $120.3 million, or 5.4%, and stockholders’ equity of $16.7 million, or 4.5%, and a decrease in securities of $36.2 million, or 4.5%. These sources of funds were also used to reduce the average balance of total borrowings by $128.8 million, or 20.7%. The growth in deposits and reduction in borrowings were mainly the result of using brokered CDs as a lower cost alternative to FHLB advances. Substantial contributors to the growth in the average balance of stockholders’ equity were net income and the issuance of shares under the Corporation’s DRIP, particularly during the first-half of 2018, partially offset by cash dividends declared and common stock repurchases which began in December 2018.

Net Interest Income – 2018 Versus 2017

Net interest income on a tax-equivalent basis was $106.1 million in 2018, an increase of $2.2 million, or 2.2%, over $103.8 million in 2017. The increase was primarily attributable to growth in the average balance of loans of $419.4 million, or 15.2%, and higher interest income from improved yields on taxable investment securities, partially offset by higher funding costs, a decline in prepayment penalties and late charges of $758,000 and the impact of the reduction in the federal income tax rate on tax-equivalent interest income. Loans grew primarily because of increases in commercial and residential mortgage loans. Growth in the average balance of loans was funded mainly by increases in the average balances of noninterest bearing checking deposits of $81.2 million, or 9.3%, interest-bearing deposits of $274.4 million, or 14.1%, borrowings of $83.3 million, or 15.4%, and stockholders’ equity of $40.8 million, or 12.2%.

Net interest margin for 2018 was 2.64%, down 27 basis points from 2.91% for 2017. The decrease in net interest margin is largely attributable to:

•A reduction in prepayment penalties and late charges from $2.1 million for 2017 to $1.3 million for 2018, thus reducing net interest margin by 3 basis points;

•Yield curve flattening resulting from a significant increase in the federal funds target rate with lesser increases in intermediate and longer-term interest rates;

•Timing differences between the repricing of interest-earning assets and interest-bearing liabilities in a rising rate environment. While nonmaturity deposits and short-term borrowings are subject to immediate repricing with changes in market interest rates, securities and most of the Bank’s loans reprice over time upon paydown or maturity;

•Competitive market pressure to raise deposit rates to fund growth and protect against deposit outflows; and

•A reduction in the statutory federal income tax rate from 35% for 2017 to 21% for 2018, thus reducing the tax-equivalent amount of each dollar of tax-exempt income and causing a 9 basis point decline in net interest margin.

When comparing 2018 to 2017, these factors largely account for the significant increases experienced by the Bank in the cost of its nonmaturity deposits and short-term borrowings of 26 basis points and 129 basis points, respectively, with a much more modest increase occurring in its loan portfolio yield of 3 basis points and a decrease in the non-taxable securities portfolio yield of 74 basis points.

During 2018, management implemented a variety of measures designed to stabilize net interest margin. These measures slowed the rate of decline in quarterly net interest margin in the second and third quarters of 2018 and made a significant contribution to an increase in the fourth quarter. They include, among others, the following:

•Reducing overall balance sheet growth by slowing loan growth and the related need for funding. As a result, management has been able to slow the pace of branch openings and related growth in noninterest expense, limit deposit rate promotions and be more selective in offering higher rates to new and existing customers;

•Changing the mix of loans being originated toward higher yielding commercial mortgages rather than lower yielding residential mortgages;

•Restructuring the securities portfolio by selling lower yielding securities and replacing them with higher yielding securities or using the proceeds to eliminate inefficient leverage by paying down borrowings. The overall yield on the taxable securities portfolio increased by 87 basis points, or from 3.06% in the third quarter to 3.93% in the fourth quarter, mainly due to the restructuring transactions; and

•Hedging a portion of short-term borrowings with interest rate swaps and thereby providing a degree of net interest margin protection in the event of an increase in overnight borrowing rates. In 2018, the Bank entered into a pay-fixed/receive-variable interest rate swap with a notional amount of $150 million and in January 2019 entered into another pay-fixed/receive-variable interest rate swap with a notional amount of $50 million.

The mortgage loan pipeline at year-end 2018 was a modest $61 million, reflecting management’s tempered approach to loan growth.

During the third and fourth quarters of 2018, the Bank sold $274.4 million of available-for-sale securities in restructuring transactions designed to improve securities portfolio yield and net interest margin and eliminate inefficient leverage. In the third quarter, the Bank sold $135 million of mortgage-backed securities and $39.6 million of short-term municipal bonds with yields of 2.51% and 2.90%, respectively, and reinvested the proceeds in mortgage-backed securities and corporate bonds with an overall yield of 4.02%. In October 2018, the Bank eliminated inefficient leverage by selling $60.6 million of mortgage-backed securities with a yield of 2.51% and used the proceeds to pay down overnight borrowings with a cost of 2.47%. In November 2018, the Bank sold an additional $39.2 million of mortgage-backed securities with a yield of 2.55% and reinvested the proceeds in corporate bonds with an overall yield of 5.08%. The pre-tax and after-tax loss on all 2018 securities sales totaled $10.4 million and $7.5 million, respectively, and the payback period, excluding the deleveraging transaction, is approximately 2.0 years. Because these transactions were completed toward the end of 2018, they had only a partial impact on interest income and net interest margin for the year.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities and other assets, income on BOLI, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The decrease in noninterest income, before securities losses in 2018, of $2.1 million, or 16.4%, is primarily attributable to:

•BOLI death benefit in 2018 of $565,000

•Decline in the non-service cost components of the Bank’s defined benefit pension plan of $823,000

•Gain on the sale of bank premises in 2018 of $1.2 million

Partially offsetting these items was an increase in service charges on deposit accounts of $580,000 primarily related to higher overdraft and maintenance and activity charges. Management has implemented initiatives to increase fee income on deposit accounts and is focused on growing noninterest income from existing and potential new sources.

Noninterest income before securities losses increased $2.7 million, or 26.5%, when comparing 2018 to 2017. The increase was primarily attributable to the 2018 gain on the sale of bank premises and BOLI death benefit, and increases of $566,000 in cash value accretion on BOLI, $356,000 in the net credit relating to the non-service cost components of the Bank’s defined benefit pension plan and $99,000 on the sale of loans held-for-sale. Cash value accretion increased because of purchases of BOLI during the first quarters of 2017 and 2018 of $25 million and $20 million, respectively. The sale of bank premises consisted of the land and building of one bank branch whose deposits were consolidated with a nearby branch.

Securities losses of $10.4 million ($7.5 million after-tax) in 2018 resulted from the aforementioned portfolio restructuring transactions.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits and other personnel expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $1.1 million, or 1.8%, versus 2018. The increase is primarily attributable to increases in salaries and employee benefits of $646,000, or 1.8%, occupancy and equipment expense of $218,000, or 1.9%, and technology and professional services fees of $779,000, partially offset by decreases in FDIC insurance expense of $653,000 and marketing expense of $510,000. The increase in salaries and employee benefits includes executive severance and retirement charges of $2.6 million ($2.0 million after-tax) in the fourth quarter of 2019 and the forfeiture of certain stock-based compensation awards in 2018. These items were partially offset by a decrease of $1.5 million due to special salary-related items recorded in 2019 and 2018 and a decline in retirement plan expense of $313,000. The increase in occupancy and equipment expense is mainly due to higher rent and other operating costs on the Bank’s facilities and equipment and the cost of an environmental remediation. The increase in technology and professional services fees includes an increase in consulting fees of $454,000 mainly related to a revenue enhancement project. The decrease in FDIC insurance expense is due to FDIC assessment credits received by the Bank during the third and fourth quarters of 2019. The decrease in marketing expense is due to fewer branch openings.

Noninterest expense increased $5.1 million, or 9.2%, when comparing 2018 to 2017. The increase was primarily attributable to increases in salaries and employee benefits of $3.8 million, or 11.7%, and occupancy and equipment expense of $1.4 million, or 14.1%. Partially offsetting these increases was a valuation allowance of $725,000 recorded in the fourth quarter of 2017 on other real estate owned. The increase in salaries and employee benefits was primarily due to new branch openings, additions to staff in the back office, normal annual salary adjustments and special salary-related accruals recorded in 2018, incentive compensation expense of $520,000, retirement plan expense of $299,000 and payroll tax expense of $201,000. The increase in occupancy and equipment expense was primarily due to the operating costs of new branches, increases in maintenance and repairs expense and a growth-related increase in depreciation on the Bank’s facilities and equipment.

Income Taxes

Income tax expense as a percentage of pre-tax book income (“effective tax rate”) was 16.5% and 10.9% in 2019, and 2018, respectively. Among other things, the Corporation’s effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of BOLI, and maintenance of a captive REIT.

2019 Versus 2018. Income tax expense increased $3.2 million and the effective tax rate increased to 16.5% from 10.9% when comparing 2019 and 2018. These increases are primarily attributable to a decline in the current year in tax-exempt income from municipal securities and BOLI and the recognition in 2018 of state and local net operating loss carryforwards, higher excess tax benefits from stock-based compensation and tax savings resulting from a cost segregation study. The increase in income tax expense also reflects higher pretax earnings in 2019 as compared to 2018.

2018 Versus 2017. The Corporation’s effective tax rate decreased from 22.0% in 2017 to 10.9% in 2018. Income tax expense decreased $4.8 million from $9.9 million in 2017 to $5.1 million in 2018. The decrease in income tax expense was due to: (1) a reduction in the statutory federal income tax rate from 35% in 2017 to 21% in 2018; (2) recognition in 2018 of tax benefits of NYS and NYC net operating loss carryforwards of $542,000; (3) recognition in 2018 of $717,000 in tax benefits related to accelerated tax depreciation resulting from a cost segregation study; and (4) higher tax benefits in the 2018 period from BOLI.

Financial Condition

Total assets were $4.1 billion at December 31, 2019, a decrease of $143.2 million, or 3.4%, from the previous year-end. The decrease was primarily attributable to a decline in loans of $75.2 million, or 2.3%, and securities of $66.0 million, or 8.6%. Total deposits were $3.1 billion at December 31, 2019 and 2018. The slight growth in deposits of $59.0 million, or 1.9%, is comprised of an increase in savings, NOW and money market deposits of $130.3 million, or 8.2%, offset by decreases in noninterest-bearing checking deposits of $23.6 million, or 2.5%, and time deposits of $47.6 million, or 8.5%. Total borrowings decreased $222.8 million, or 29.7%, due primarily to the decrease in short term borrowings of $198.2 million. Stockholders’ equity increased $921,000, or .2% from December 2018. The increase was primarily attributable to net income and an increase in the after-tax value of available-for-sale securities, partially offset by dividends declared and shares repurchased.

Investment Securities. The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2019, 2018 and 2017.

(in thousands)	2019	2018	2017
Held-to-Maturity Securities:
State and municipals	$—	$5,142	$6,970
Pass-through mortgage securities	—	267	311
Collateralized mortgage obligations	—	95	355
	$—	$5,504	$7,636
Available-for-Sale Securities:
State and municipals	$382,143	$420,038	$461,323
Pass-through mortgage securities	61,372	65,486	71,391
Collateralized mortgage obligations	138,199	154,901	187,414
Corporate bonds	115,830	117,590	—
	$697,544	$758,015	$720,128

The following table presents the maturities and weighted average tax equivalent yields of the Bank’s available-for-sale investment securities at December 31, 2019. Yields on available-for-sale securities have been computed based on amortized cost.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipals	$9,144	4.40%	$68,040	3.19%	$152,373	3.50%	$152,586	3.61%
Pass-through mortgage securities	—	—	33	6.20	1,866	2.55	59,473	2.94
Collateralized mortgage obligations	—	—	—	—	—	—	138,199	3.01
Corporate bonds	—	—	—	—	115,830	5.14	—	—
	$9,144	4.40%	$68,073	3.19%	$270,069	4.20%	$350,258	3.26%

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

In the fourth quarters of 2020 and 2021, corporate bonds totalling $84.3 million and $31.5 million, respectively, with a weighted average fixed rate yield of 5.14% at December 31, 2019 will begin to reprice on a quarterly basis to the ten-year swap rate.

During 2019, the Bank received cash dividends of $2.0 million on its FRB and FHLB stock, representing an average yield of 6.85%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Commercial and industrial	$103,879	$98,785	$109,623	$126,038	$93,056
Commercial mortgages:
Multifamily	835,013	756,714	682,593	610,385	572,322
Other	447,484	433,330	414,783	371,142	348,909
Owner-occupied	118,792	91,251	95,631	103,671	115,100
Residential mortgages:
Closed end	1,621,419	1,809,651	1,558,564	1,238,431	1,025,215
Revolving home equity	59,231	67,710	83,625	86,461	87,848
Consumer and other	2,431	5,958	5,533	9,293	5,733
	3,188,249	3,263,399	2,950,352	2,545,421	2,248,183
Allowance for loan losses	(29,289)	(30,838)	(33,784)	(30,057)	(27,256)
	$3,158,960	$3,232,561	$2,916,568	$2,515,364	$2,220,927

Maturity and rate information for commercial and industrial loans outstanding at December 31, 2019 is set forth below.

	Maturity
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and industrial loans:
Fixed rate	$912	$20,592	$7,288	$28,792
Variable rate	44,566	25,381	5,140	75,087
	$45,478	$45,973	$12,428	$103,879

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

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans (includes loans held-for-sale):
Troubled debt restructurings	$465	$472	$100	$788	$900
Other	423	1,663	900	1,770	535
Total nonaccrual loans	888	2,135	1,000	2,558	1,435
Loans past due 90 days or more and still accruing	—	—	—	621	—
Other real estate owned	—	—	5,125	—	—
Total nonperforming assets	888	2,135	6,125	3,179	1,435
Troubled debt restructurings - performing	1,070	1,289	947	757	3,581
Total risk elements	$1,958	$3,424	$7,072	$3,936	$5,016
Nonaccrual loans as a percentage of total loans	.03%	.07%	.03%	.10%	.06%
Nonperforming assets as a percentage of total loans and other real estate owned	.03%	.07%	.21%	.12%	.06%
Risk elements as a percentage of total loans and other real estate owned	.06%	.10%	.24%	.15%	.22%

The following table sets forth the gross interest income that would have been recorded under their original terms on nonaccrual loans and troubled debt restructurings and the actual amounts recorded for the years indicated.

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Amount that would have been recorded during the year under original terms	$113	$185	$101	$153	$276
Actual amount recorded during the year	64	135	66	82	171

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

	December 31, 2019
	Internally Assigned Risk Rating
	Pass				Special
(in thousands)	1 - 2	3 - 4	5 - 6	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$3,132	$4,234	$92,729	$—	$3,493	$291	$—	$103,879
Commercial mortgages:
Multifamily	—	69,419	761,941	—	3,653	—	—	835,013
Other	305	35,395	401,955	—	9,829	—	—	447,484
Owner-occupied	—	1,694	111,840	—	4,757	501	—	118,792
	$3,437	$110,742	$1,368,465	$—	$21,732	$792	$—	$1,505,168

	December 31, 2018
Commercial and industrial	$4,278	$6,113	$87,293	$—	$667	$434	$—	$98,785
Commercial mortgages:
Multifamily	—	58,645	698,069	—	—	—	—	756,714
Other	—	13,769	404,069	14,194	1,298	—	—	433,330
Owner-occupied	—	642	85,068	1,090	3,911	540	—	91,251
	$4,278	$79,169	$1,274,499	$15,284	$5,876	$974	$—	$1,380,080

Risk ratings of the Corporation’s residential mortgage loans, home equity lines and other consumer loans are set forth in the tables below. Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

	December 31, 2019
	Internally Assigned Risk Rating
	Pass				Special
(in thousands)	1	2	3	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,576,884	$31,181	$10,969	$306	$890	$1,189	$—	$1,621,419
Revolving home equity	56,260	1,110	1,446	415	—	—	—	59,231
Consumer and other	1,037	582	25	—	—	268	—	1,912
	$1,634,181	$32,873	$12,440	$721	$890	$1,457	$—	$1,682,562

	December 31, 2018
Residential mortgages:
Closed end	$1,756,792	$36,834	$13,899	$312	$—	$1,814	$—	$1,809,651
Revolving home equity	63,291	1,979	1,448	—	249	743	—	67,710
Consumer and other	1,344	3,576	38	—	—	324	—	5,282
	$1,821,427	$42,389	$15,385	$312	$249	$2,881	$—	$1,882,643

Deposit account overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the above tables.

Allowance and Provision for Loan Losses. The allowance for loan losses decreased by $1.5 million during 2019 amounting to $29.3 million, or .92% of total loans, at December 31, 2019, as compared to $30.8 million, or .94% of total loans, at December 31, 2018. The decrease of .02 basis points in the reserve coverage ratio is primarily due to reductions in historical loss rates and growth rates on certain pools of loans, as well as decreases in both the three-year CAGR and office vacancy rates on several pools of loans.

During 2019, the Bank had loan chargeoffs and recoveries of $1.6 million and $51,000, respectively, and recorded a provision for loan losses of $33,000. The provision in 2019 was driven mainly by net chargeoffs partially offset by declines in outstanding loans and lower growth rate trends.

During 2018, the Bank had loan chargeoffs and recoveries of $1.5 million and $306,000, respectively, and recorded a credit provision for loan losses of $1.8 million. The credit provision for loan losses for 2018 was primarily attributable to an improvement in economic conditions and a reduction in historical losses, partially offset by loan growth and net chargeoffs.

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

The following table sets forth changes in the Bank’s allowance for loan losses.

	Year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of year	$30,838	$33,784	$30,057	$27,256	$23,221
Loans charged off:
Commercial and industrial	841	683	102	445	166
Commercial mortgages:
Multifamily	—	—	—	—	91
Other	—	—	—	—	1
Owner-occupied	—	—	820	—	—
Residential mortgages:
Closed end	433	552	97	259	7
Revolving home equity	358	253	100	—	67
Consumer and other	1	9	27	5	37
	1,633	1,497	1,146	709	369
Recoveries of loans charged off:
Commercial and industrial	39	34	13	4	7
Commercial mortgages:
Multifamily	—	—	—	—	27
Other	—	—	—	—	39
Residential mortgages:
Closed end	1	118	3	9	9
Revolving home equity	—	150	—	12	5
Consumer and other	11	4	3	5	—
	51	306	19	30	87
Net chargeoffs	1,582	1,191	1,127	679	282
Provision (credit) for loan losses	33	(1,755)	4,854	3,480	4,317
Balance, end of year	$29,289	$30,838	$33,784	$30,057	$27,256
Ratio of net chargeoffs to
average loans outstanding	.05%	.04%	.04%	.03%	.01%

The following table sets forth the allocation of the Bank’s total allowance for loan losses by loan type.

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and industrial	$1,493	3.3%	$1,158	3.0%	$1,441	3.7%	$1,408	4.9%	$928	4.1%
Commercial mortgages:
Multifamily	7,151	26.2	5,851	23.2	6,423	23.2	6,119	24.0	6,858	25.5
Other	3,498	14.0	3,783	13.3	4,734	14.1	4,296	14.6	3,674	15.5
Owner-occupied	921	3.7	743	2.8	1,076	3.2	959	4.1	1,047	5.1
Residential mortgages:
Closed end	15,698	50.8	18,844	55.4	19,347	52.8	15,740	48.6	13,639	45.6
Revolving home equity	515	1.9	410	2.1	689	2.8	1,401	3.4	1,016	3.9
Consumer and other	13.1		49.2		74.2		134.4		94.3
	$29,289	100.0%	$30,838	100.0%	$33,784	100.0%	$30,057	100.0%	$27,256	100.0%

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at December 31, 2019. Most of these loans were made to businesses and consumers on Long Island and in the boroughs of NYC, and a large percentage of these loans are secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment and other income of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled. These sources of repayment are dependent on, among other things, the strength of the local economy.

In June 2019, NYS passed TPA. TPA represents a substantial change to the laws that have governed landlord-tenant relations in NYC for decades and significantly strengthens tenant protections. Among other changes, TPA limits the ability of landlords to increase rents to recapture the cost of individual apartment and building-wide capital improvements and restricts the ability of landlords to deregulate rental units based on vacancy, the earnings of occupants or reaching a defined rent threshold. TPA could negatively impact landlords and the value of regulated buildings and may discourage developers from investing in new residential multifamily construction throughout NYS. This may lead to a weakening of the financial strength of some borrowers and deterioration in the value of certain collateral.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits were $3.1 billion at December 31, 2019 and 2018. The increase in savings, NOW and money market deposits of $130.3 million, or 8.2%, was substantially offset by decreases in noninterest-bearing checking deposits of $23.6 million, or 2.5%, and time deposits of $47.6 million, or 8.5%.

The remaining maturities of the Bank’s time deposits at December 31, 2019 can be found in “Note E – Deposits” to the Corporation’s consolidated financial statements of this Form 10-K.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements. Total borrowings decreased $222.8 million from $751.0 million in 2018 to $528.2 million at year-end 2019, comprised of decreases in short-term borrowings of $198.2 million and long-term debt of $24.6 million. Short-term borrowings are used to, among other things, offset the seasonal outflow of deposits. The decrease in long-term debt includes maturities of $73.5 million, partially offset by new fixed rate long-term FHLB borrowings of $48.9 million.

Capital. Stockholders’ equity totaled $389.1 million at December 31, 2019, an increase of $921,000 from $388.2 million at December 31, 2018. The increase was primarily attributable to net income of $41.6 million and an increase in the after-tax value of available-for-sale securities of $9.9 million, partially offset by dividends declared of $17.1 million and shares repurchased of $38.2 million.

The deliberate slowing of balance sheet growth in 2018 eliminated the need to raise capital through the DRIP and has provided the Corporation with an opportunity to control capital growth through stock repurchases at what management believes to be very attractive pricing. In this regard, effective with the second quarter 2018 cash dividend, the Corporation reduced the optional quarterly cash purchase limit per shareholder under the DRIP from $75,000 to $5,000. Effective with the first quarter 2019 cash dividend, optional quarterly cash purchases have been unavailable. The change in 2018 substantially reduced the number of shares issued under the DRIP resulting in less dilution to earnings per share. Sale of shares under the DRIP contributed $1.8 million and $18.2 million to capital in 2019 and 2018, respectively, with a substantial portion of the 2018 amount generated during the first half of the year. In addition, the Corporation’s Board of Directors approved a common stock repurchase program in an amount currently up to $65 million. Under this program, the Corporation may repurchase shares through open market purchases, privately negotiated transactions or in any manner that is compliant with applicable securities laws. Through year-end 2019, the Corporation has purchased and retired 1,763,400 shares of its common stock at an average price of $22.52 per share, totaling $39.7 million.

The Corporation’s ROE was 10.61%, 11.09% and 10.51% for the years ended December 31, 2019, 2018 and 2017, respectively and its ROA was .99%, 1.00% and .95%, respectively. Book value per share increased 6.5% during 2019 to $16.26 at December 31, 2019. Book value per share was $15.27 and $14.37 at December 31, 2018 and 2017, respectively.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Basel III regulatory capital ratios of the Corporation and the Bank as of December 31, 2019 are set forth in the table below. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 2.5%, and the Bank was well capitalized under the PCA provisions at December 31, 2019.

Tier 1 leverage	9.42%
Common equity tier 1 risk-based	14.93%
Tier 1 risk-based	14.93%
Total risk-based	16.06%

The Basel III regulatory capital standards issued by the FRB and the OCC include guidelines with respect to the calculation of risk weighted assets for both on and off-balance-sheet positions. The Corporation and the Bank made a one-time election to exclude accumulated other comprehensive income components from regulatory capital.

Cash Flows and Liquidity

Cash Flows. During 2019, the Corporation’s cash and cash equivalent position decreased by $8.4 million, from $47.4 million at December 31, 2018 to $39.0 million at December 31, 2019. The decrease occurred primarily because cash used to repay borrowings, repurchase common stock and pay cash dividends exceeded cash provided by deposit growth, paydowns of securities and loans and operations.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

Based on securities and loan collateral in place at the FRBNY and FHLBNY, the Bank had borrowing capacity of approximately $1.4 billion at December 31, 2019, which includes $199 million of unencumbered available-for-sale securities.

Off-Balance-Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance-sheet arrangements and contractual obligations at December 31, 2019 are summarized in the table that follows. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity, small business credit scored and certain other lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts shown in the table do not necessarily represent future cash requirements. The amounts shown for long-term debt and time deposits are based on the contractual maturities and do not include interest payments. The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2019 pursuant to off-balance-sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Commitments to extend credit	$187,812	$63,672	$39,836	$22,481	$61,823
Standby letters of credit	3,704	3,554	150	—	—
Long-term debt	337,472	82,750	179,042	65,680	10,000
Operating lease obligations	20,695	3,121	5,906	4,997	6,671
Purchase obligations	9,266	2,361	4,645	2,260	—
Time deposits	511,439	290,922	125,788	44,037	50,692
	$1,070,388	$446,380	$355,367	$139,455	$129,186

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

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. Unlike industrial companies, most of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates generally have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Corporation, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the U.S. government and federal agencies, particularly the FRB, and foreign governments.

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

The Bank monitors and manages interest rate risk through a variety of techniques including traditional gap analysis and the use of interest-rate sensitivity models. Both gap analysis and interest rate sensitivity modeling involve a variety of significant estimates and assumptions and are done at a specific point in time. Changes in the estimates and assumptions made in gap analysis and interest rate sensitivity modeling could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank’s net interest income or EVE.

Through the use of interest rate sensitivity modeling, the Bank projects net interest income over a five-year time period assuming a static balance sheet and no changes in interest rates from current levels. Utilization of a static balance sheet ensures that interest rate risk embedded in the Bank’s current balance sheet is not masked by assumed balance sheet growth or contraction. Net interest income is projected over a five-year time period utilizing various interest rate change scenarios, including both ramped and shocked changes as well as changes in the shape of the yield curve. The interest rate scenarios modeled are based on, among other things, the shape of the current yield curve and the relative level of rates and management’s expectations as to potential future yield curve shapes and rate levels.

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

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include, among others, the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings, NOW and money market accounts. The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not. For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various nonmaturity deposit products in response to changes in general market interest rates. These estimates are based on, among other things, product type, management’s experience with needed deposit rate adjustments in prior interest rate change cycles, the results of a nonmaturity deposit study conducted by an independent consultant and updated on a periodic basis and management’s assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at December 31, 2019 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending December 31, 2020 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.4 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending December 31, 2020 and calculations of EVE at December 31, 2019 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at December 31, 2019		Net Interest Income for 2020
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$507,118	-16.5%	$86,656	-15.3%
+ 200 basis point rate shock	546,863	-9.9%	92,262	-9.8%
+ 100 basis point rate shock	584,101	-3.8%	97,652	-4.6%
Base case (no rate change)	607,288	—	102,328	—
- 100 basis point rate shock	601,349	-1.0%	106,705	4.3%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ended December 31, 2020 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Unlike nonmaturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. Conversely, for purposes of this analysis, an immediate decrease in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its interest-earning assets would lag. The decline in EVE in the minus 100 basis points scenario is predominantly due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in thousands)	2019	2018
Assets:
Cash and cash equivalents	$38,968	$47,358

Investment securities:
Held-to-maturity, at amortized cost (fair value of $5,552)	—	5,504
Available-for-sale, at fair value	697,544	758,015
	697,544	763,519
Loans:
Commercial and industrial	103,879	98,785
Secured by real estate:
Commercial mortgages	1,401,289	1,281,295
Residential mortgages	1,621,419	1,809,651
Home equity lines	59,231	67,710
Consumer and other	2,431	5,958
	3,188,249	3,263,399
Allowance for loan losses	(29,289)	(30,838)
	3,158,960	3,232,561
Restricted stock, at cost	30,899	40,686
Bank premises and equipment, net	40,017	41,267
Right-of-use asset - operating leases	14,343	—
Bank-owned life insurance	83,119	80,925
Pension plan assets, net	18,275	15,154
Deferred income tax benefit	317	3,447
Other assets	15,401	16,143
	$4,097,843	$4,241,060
Liabilities:
Deposits:
Checking	$911,978	$935,574
Savings, NOW and money market	1,720,599	1,590,341
Time, $100,000 and over	242,359	309,165
Time, other	269,080	249,892
	3,144,016	3,084,972
Short-term borrowings	190,710	388,923
Long-term debt	337,472	362,027
Operating lease liability	15,220	—
Accrued expenses and other liabilities	21,317	16,951
	3,708,735	3,852,873
Commitments and Contingent Liabilities (Note L)

Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,934,632 and 25,422,740 shares	2,393	2,542
Surplus	111,744	145,163
Retained earnings	274,376	249,922
	388,513	397,627
Accumulated other comprehensive income (loss), net of tax	595	(9,440)
	389,108	388,187
	$4,097,843	$4,241,060

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (dollars in thousands, except per share data)	2019	2018	2017
Interest and dividend income:
Loans	$117,171	$112,784	$97,027
Investment securities:
Taxable	15,212	12,040	7,754
Nontaxable	11,467	13,413	13,484
	143,850	138,237	118,265
Interest expense:
Savings, NOW and money market deposits	18,563	12,105	7,113
Time deposits	14,494	10,452	5,479
Short-term borrowings	3,261	4,858	1,345
Long-term debt	7,363	8,315	7,772
	43,681	35,730	21,709
Net interest income	100,169	102,507	96,556
Provision (credit) for loan losses	33	(1,755)	4,854
Net interest income after provision (credit) for loan losses	100,136	104,262	91,702

Noninterest income:
Investment Management Division income	2,010	2,175	2,090
Service charges on deposit accounts	3,214	2,634	2,792
Net gains (losses) on sales of securities	14	(10,406)	(1,866)
Other	5,373	7,876	5,145
	10,611	2,279	8,161
Noninterest expense:
Salaries and employee benefits	37,111	36,465	32,641
Occupancy and equipment	11,904	11,686	10,245
Other	11,949	11,755	11,966
	60,964	59,906	54,852
Income before income taxes	49,783	46,635	45,011
Income tax expense	8,228	5,062	9,889
Net income	$41,555	$41,573	$35,122

Earnings per share:
Basic	$1.68	$1.64	$1.44
Diluted	$1.67	$1.63	$1.43

Cash dividends declared per share	$0.70	$0.64	$0.58

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (in thousands)	2019	2018	2017

Net income	$41,555	$41,573	$35,122

Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	14,142	(8,485)	1,631
Change in funded status of pension plan	3,525	(4,316)	1,718
Change in net unrealized loss on derivative instruments	(3,289)	(1,130)	—
Other comprehensive income (loss) before income taxes	14,378	(13,931)	3,349
Income tax expense (benefit)	4,343	(4,222)	1,199
Other comprehensive income (loss)	10,035	(9,709)	2,150
Comprehensive income	$51,590	$31,864	$37,272

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2017	23,699,107	$2,370	$101,738	$203,326	$(1,604)	$305,830
Net income				35,122		35,122
Other comprehensive income					2,150	2,150
Shares withheld upon the vesting
and conversion of RSUs	(19,339)	(2)	(525)			(527)
Common stock issued under stock
compensation plans	164,720	17	959			976
Common stock issued under
dividend reinvestment and stock
purchase plan	823,902	82	22,516			22,598
Stock-based compensation			2,434			2,434
Cash dividends declared				(14,133)		(14,133)
Balance, December 31, 2017	24,668,390	2,467	127,122	224,315	546	354,450
Net income				41,573		41,573
Other comprehensive loss					(9,709)	(9,709)
Reclassification of stranded tax
effects upon the adoption of
ASU 2018-02				277	(277)	—
Repurchase of common stock	(77,300)	(8)	(1,533)			(1,541)
Shares tendered upon the exercise
of stock options	(14,549)	(1)	(365)			(366)
Shares withheld upon the vesting
and conversion of RSUs	(27,591)	(3)	(771)			(774)
Common stock issued under stock
compensation plans	174,164	17	727			744
Common stock issued under
dividend reinvestment and stock
purchase plan	699,626	70	18,169			18,239
Stock-based compensation			1,814			1,814
Cash dividends declared				(16,243)		(16,243)
Balance, December 31, 2018	25,422,740	2,542	145,163	249,922	(9,440)	388,187
Net income				41,555		41,555
Other comprehensive income					10,035	10,035
Repurchase of common stock	(1,686,100)	(169)	(38,002)			(38,171)
Shares withheld upon the vesting
and conversion of RSUs	(41,018)	(4)	(850)			(854)
Common stock issued under stock
compensation plans	150,988	15	570			585
Common stock issued under
dividend reinvestment and stock
purchase plan	88,022	9	1,813			1,822
Stock-based compensation			3,050			3,050
Cash dividends declared				(17,101)		(17,101)
Balance, December 31, 2019	23,934,632	$2,393	$111,744	$274,376	$595	$389,108

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$41,555	$41,573	$35,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	33	(1,755)	4,854
Provision (credit) for deferred income taxes	(1,212)	(1,601)	1,114
Depreciation and amortization of premises and equipment	4,078	4,068	3,604
Amortization of right-of-use asset - operating leases	2,140	—	—
Premium amortization on investment securities, net	1,264	1,714	3,045
Net (gain) loss on sales of securities	(14)	10,406	1,866
Net gain on sale of premises and equipment	—	(1,176)	—
Stock-based compensation expense	3,050	1,814	2,434
Accretion of cash surrender value on bank-owned life insurance	(2,194)	(2,134)	(1,568)
Pension expense (credit)	404	(319)	(118)
Increase (decrease) in other liabilities	(38)	4,002	1,031
Other decreases (increases)	921	2,782	(4,212)
Net cash provided by operating activities	49,987	59,374	47,172
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	21,983	263,994	135,695
Proceeds from maturities and redemptions	151,214	74,639	100,994
Purchases	(95,905)	(397,174)	(144,885)
Held-to-maturity securities:
Proceeds from sales	—	—	355
Proceeds from maturities and redemptions	3,184	5,240	6,089
Purchases	(1,609)	(3,059)	(2,606)
Proceeds from sales of real estate and loans held-for-sale	—	8,043	—
Net decrease (increase) in loans	73,568	(315,389)	(411,908)
Net decrease (increase) in restricted stock	9,787	(3,372)	(5,551)
Purchases of bank-owned life insurance, net of proceeds	—	(18,561)	(25,000)
Purchases of premises and equipment, net	(2,875)	(5,687)	(8,891)
Net cash provided by (used in) investing activities	159,347	(391,326)	(355,708)
Cash Flows From Financing Activities:
Net increase in deposits	59,044	262,975	213,280
Net increase (decrease) in short-term borrowings	(198,213)	107,782	74,129
Proceeds from long-term debt	48,945	39,680	71,635
Repayment of long-term debt	(73,500)	(101,450)	(27,050)
Proceeds from issuance of common stock, net of shares withheld	1,420	17,777	22,988
Repurchases of common stock	(38,171)	(1,541)	—
Cash dividends paid	(17,249)	(15,585)	(13,703)
Net cash (used in) provided by financing activities	(217,724)	309,638	341,279
Net (decrease) increase in cash and cash equivalents	(8,390)	(22,314)	32,743
Cash and cash equivalents, beginning of year	47,358	69,672	36,929
Cash and cash equivalents, end of period	$38,968	$47,358	$69,672
Supplemental Cash Flow Disclosures:
Cash paid for interest	$43,520	$35,274	$21,545
Cash paid for income taxes	8,867	2,490	12,838
Operating cash flows from operating leases	2,547	—	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	16,483	—	—
Cash dividends payable	4,308	4,456	3,798
Held-to-maturity securities transferred to available-for-sale	3,949	—	—
Loans transferred from portfolio to held-for-sale	—	1,151	—
Additions to other real estate owned	—	—	5,850

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

Bank Premises and Equipment and Operating Leases

Land is carried at cost. Other bank premises and equipment are carried at cost less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method over their estimated useful lives, which range from 31 to 40 years. Building and leasehold improvements are depreciated using the straight-line method over the remaining lives of the buildings or leases, as applicable, or their estimated useful lives, whichever is shorter. The lives of the respective leases range from five years to twenty years. Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three years to ten years. Premises and equipment held-for-sale, if any, is included in Other Assets on the Corporation’s consolidated balance sheet and carried at the lower of cost or fair value.

The Bank determines if an arrangement is a lease at inception and recognizes a right-of-use (“ROU”) asset and lease liability at the commencement date based on the present value of lease payments over the lease term. As most of the Bank’s leases do not provide an implicit interest rate, the Bank uses its incremental borrowing rate to determine the present value of the lease payments. For leases entered into beginning in 2019, the Bank’s ROU asset and lease liability may include options to extend the lease when it is reasonably certain that the Bank will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Bank-owned Life Insurance

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if any.

Restricted Stock

The Bank is a member of and is required to own stock in the Federal Home Loan Bank of New York (“FHLBNY”) and the Federal Reserve Bank of New York (“FRBNY”). The amount of FHLBNY stock held is based on membership and the level of FHLBNY advances. The amount of FRBNY stock held is based on the Bank’s capital and surplus balances. These stocks do not have a readily determinable fair value, are carried at cost, classified as restricted stock and periodically evaluated for impairment based on the prospects for the ultimate recovery of cost. Cash dividends, if any, are reported as interest income on taxable investment securities.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit. The face amount of these items represents the exposure to loss, before considering collateral held or ability to repay. The Bank maintains a reserve for losses on off-balance-sheet credit exposures which is included on the consolidated balance sheets in the line item “accrued expenses and other liabilities”. Off-balance-sheet credit instruments are recorded on the balance sheet when they are funded or drawn down.

Derivatives

The Corporation records cash flow hedges at the inception of a derivative contract based on management’s intentions and belief as to the likely effectiveness of the hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is recorded in other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The changes in the fair value of a derivative that is not highly effective in hedging the expected cash flows of the hedged item are recognized immediately as interest expense in the consolidated statements of income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income or noninterest expense. Cash flows from hedges are classified in the consolidated statements of cash flows in the same manner as the items being hedged.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as interest expense. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income (loss) are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Checking Deposits

The Bank’s commercial checking accounts generally have a related noninterest-bearing sweep account. The sole purpose of the sweep accounts is to reduce the reserve balances that the Bank is required to maintain with the FRBNY, and thereby increase funds available for investment. Although the sweep accounts are classified as savings accounts for regulatory purposes, they are included in checking deposits in the accompanying consolidated balance sheets.

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

Retirement Plans

Pension expense is the sum of service cost, interest cost, amortization of actuarial gains and losses and plan expenses, net of the expected return on plan assets and participant contributions. The service cost component of pension expense is included in salaries and employee benefits on the consolidated statement of income. All other components of pension expense are included in other noninterest income. Employee 401(k) plan expense is equal to the amount of the Corporation’s matching contributions and is included in salaries and employee benefits in the consolidated statements of income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Stockholders’ Equity

Earnings Per Share. Beginning in 2019, the Corporation calculates basic and diluted earnings per share (“EPS”) using the treasury stock method. During 2018 and 2017, EPS was calculated using the two-class method, as restricted stock units (“RSUs”) awarded in 2016 were considered to participate with common stock in the earnings of the Corporation. Basic EPS excludes the dilutive effect of outstanding stock options and RSUs and is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and RSUs were converted into shares of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of common shares and dilutive stock options and RSUs. 6,122 RSUs were excluded from the calculation of EPS at December 31, 2018 because their inclusion would be anti-dilutive. There were no anti-dilutive stock options or RSUs at December 31, 2019 and December 31, 2017. Other than the stock options and RSUs described in “Note I – Stock-Based Compensation”, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

The following table is a calculation of basic and diluted EPS for the periods indicated.

(dollars in thousands, except per share data)	2019	2018	2017
Net income	$41,555	$41,573	$35,122
Income allocated to participating securities (1)	—	115	128
Income allocated to common stockholders	$41,555	$41,458	$34,994

Weighted average:
Common shares	24,663,726	25,293,698	24,219,813
Dilutive stock options and restricted stock units (1)	184,800	164,301	255,333
	24,848,526	25,457,999	24,475,146
Earnings per share:
Basic	$1.68	$1.64	$1.44
Diluted	$1.67	$1.63	$1.43

(1) RSUs awarded in 2016 accrued dividends at the same rate as the dividends declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these RSUs were considered to participate with common stock in the earnings of the Corporation and, therefore, during 2018 and 2017, the Corporation calculated basic and diluted EPS using the two-class method. Substantially all of the RSUs awarded in 2016 vested on December 31, 2018. As a result, beginning in 2019, the Corporation calculates basic and dilutive EPS using the treasury stock method.

Stock-based Compensation

The Corporation’s stock-based compensation plans are described in “Note I – Stock-Based Compensation.” Compensation cost is determined for stock options and RSUs issued to employees and non-employee directors based on the grant date fair value of the award.

Compensation expense for RSUs is recognized over the applicable performance or service period, which is usually the vesting period, or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. Compensation expense is adjusted at the end of the performance period, if applicable, to reflect the actual number of shares of the Corporation’s common stock into which the RSUs will be converted. Compensation expense for stock options is recognized over the five year vesting period or the period from the grant date to the participant’s eligible retirement date, whichever is shorter. The Corporation accounts for forfeitures as they occur.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. Other comprehensive income (loss) for the Corporation consists of net unrealized holding gains or losses on available-for-sale securities and derivative instruments and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated other comprehensive income (loss) is recognized as a separate component of stockholders’ equity.

The components of other comprehensive income (loss) and the related tax effects are as follows:

(in thousands)	2019	2018	2017
Change in net unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$14,156	$(18,891)	$(236)
Reclassification adjustment for losses (gains) included in net income (1)	(14)	10,406	1,867
	14,142	(8,485)	1,631
Tax effect	4,242	(2,569)	685
	9,900	(5,916)	946
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	3,173	(4,316)	1,700
Amortization of net actuarial loss included in pension expense (2)	352	—	18
	3,525	(4,316)	1,718
Tax effect	1,083	(1,312)	514
	2,442	(3,004)	1,204
Change in unrealized loss on derivative instruments:
Amount of loss recognized during the period	(4,116)	(1,607)	—
Reclassification adjustment for net interest expense included in
net income (3)	827	477	—
	(3,289)	(1,130)	—
Tax effect	(982)	(341)	—
	(2,307)	(789)	—
Other comprehensive income (loss)	$10,035	$(9,709)	$2,150

(1) Represents net realized gains and losses arising from the sale of available-for-sale securities. These net realized gains and losses are included in the consolidated statements of income in the line item “Net gains (losses) on sales of securities.” See “Note B – Investment Securities” for the income tax expense or benefit related to these net realized gains and losses, which is included in the consolidated statements of income in the line item “Income tax expense.”

(2) Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost (see “Note J – Retirement Plans”) and included in the consolidated statements of income in the line item “Other noninterest income.”

(3) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following sets forth the components of accumulated other comprehensive income (loss), net of tax:

	Current Period Change due to
		Other
	Balance	Comprehensive	Balance
(in thousands)	12/31/18	Income (Loss)	12/31/19
Unrealized holding gains (losses) on available-for-sale securities	$(2,955)	$9,900	$6,945
Unrealized actuarial losses on pension plan	(5,696)	2,442	(3,254)
Unrealized loss on derivative instruments	(789)	(2,307)	(3,096)
Accumulated other comprehensive income (loss), net of tax	$(9,440)	$10,035	$595

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset represents the right to use the underlying asset for the lease term and the lease liability represents the discounted value of the required lease payments to the lessor. The ASU also requires entities to disclose key information about leasing arrangements. ASU 2016-02, as amended, is effective for interim and annual reporting periods beginning after December 15, 2018. The Corporation utilized the transition method described in ASU 2018-11 “Leases – Targeted Improvements” to implement ASU 2016-02 on January 1, 2019. Upon adoption of the ASU, the Corporation recorded a ROU asset and lease liability of $15.7 million and $16.5 million, respectively for its outstanding operating leases. Implementation did not significantly impact the Corporation’s results of operations or regulatory capital ratios. The Corporation elected the package of practical expedients permitted in ASU 2016-02. Accordingly, the Bank accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASU 2016-02, (b) whether classification of the operating leases would be different in accordance with ASU 2016-02, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in ASU 2016-02 at lease commencement. See “Note D – Premises and Equipment and Operating Leases” for disclosures required by ASU 2016-02.

In July 2019, the FASB issued ASU 2019-07 “Codification Updates to SEC Sections” which discusses amendments pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification. The ASU provides, among other changes, updated disclosure rules with regards to the Statement of Changes in Stockholders’ Equity and was effective immediately for interim financial statements. The Corporation adopted ASU 2019-07 for the interim periods beginning with September 2019.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815)”. The ASU provides targeted improvements in accounting for hedging activities and became effective for the Bank on January 1, 2019. In April 2019, the FASB issued additional accounting guidance under ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” Among other things, the new guidance allows companies a one-time option to transfer qualifying debt securities from held-to-maturity to available-for-sale if the debt security is eligible to be hedged under the last-of-layer guidance, provided there was no such transfer made upon the adoption of ASU 2017-12. During the fourth quarter of 2019, the Bank adopted ASU 2019-04 and reclassified $3,949,000 in debt securities from held-to-maturity to available-for-sale. Implementation of ASU 2017-12 and 2019-04 did not materially impact the Corporation’s financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12 “Simplifying the Accounting for Income Taxes” which is a continuation of the FASB’s Simplification Initiative as it pertains to the accounting for income taxes. Management early-adopted the ASU for the year ended December 31, 2019. The adoption did not significantly impact the Corporation’s financial position or results of operations.

Impact of Issued But Not Yet Effective Accounting Standards

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments.” This standard changes the accounting methodology used to determine the allowance for loan losses from an incurred loss model to a current expected credit loss (“CECL”) model. The CECL model requires the Bank to maintain at each periodic reporting date an allowance for credit losses in an amount that is equal to its estimate of expected lifetime credit losses on the loans in its portfolio. Management established an internal committee to manage the implementation of ASU 2016-13. The committee is led by the Bank’s Chief Accounting Officer and includes the Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Credit Officer, Controller, Manager of Accounting Controls and Chief Auditor. The committee is finalizing the implementation effort, including an independent third-party model validation. ASU 2016-13 became effective for the Bank on January 1, 2020. Implementation of the ASU is expected to result in an allowance for credit losses that is less than 10% higher than the Bank’s December 31, 2019 allowance for loan losses. This estimate is subject to further refinement based on continuing reviews and testing of management’s judgements, current and forecasted economic conditions and the composition of the loan portfolio, as well as the finalization of internal controls to ensure model effectiveness. The Bank will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of January 1, 2020, the beginning of the first reporting period in which the guidance is adopted.

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure Requirements for Fair Value Measurement” and ASU 2018-14 “Changes to the Disclosure Requirements for Defined Benefit Plans.” These ASUs modify certain disclosure requirements pertaining to fair value measurements and defined benefit plans, respectively, as part of the FASB’s disclosure framework project intended to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of these ASUs may modify the Corporation’s disclosures but will not impact its financial position or results of operations.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2019 and 2018.

	2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
State and municipals	$372,113	$10,269	$(239)	$382,143
Pass-through mortgage securities	60,307	1,104	(39)	61,372
Collateralized mortgage obligations	136,211	2,247	(259)	138,199
Corporate bonds	119,000	—	(3,170)	115,830
	$687,631	$13,620	$(3,707)	$697,544

	2018
Held-to-Maturity Securities:
State and municipals	$5,142	$36	$—	$5,178
Pass-through mortgage securities	267	11	—	278
Collateralized mortgage obligations	95	1	—	96
	$5,504	$48	$—	$5,552
Available-for-Sale Securities:
State and municipals	$422,235	$3,220	$(5,417)	$420,038
Pass-through mortgage securities	66,631	24	(1,169)	65,486
Collateralized mortgage obligations	154,378	886	(363)	154,901
Corporate bonds	119,000	—	(1,410)	117,590
	$762,244	$4,130	$(8,359)	$758,015

As described in “Note A- Summary of Significant Accounting Policies” the Corporation adopted ASU 2019-04 in the fourth quarter of 2019. Upon implementation the Bank transferred $3,949,000 of held-to-maturity securities to available-for-sale. The transfer occurred at amortized cost. Any gain or loss was de minimis.

At December 31, 2019 and 2018, investment securities with a carrying value of $382,963,000 and $342,712,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2019 and 2018.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2019 and 2018 presented by length of time the securities had been in a continuous unrealized loss position.

	2019
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipals	$6,662	$(83)	$5,084	$(156)	$11,746	$(239)
Pass-through mortgage securities	5,287	(14)	4,084	(25)	9,371	(39)
Collateralized mortgage obligations	30,886	(259)	—	—	30,886	(259)
Corporate bonds	51,020	(980)	64,810	(2,190)	115,830	(3,170)
Total temporarily impaired	$93,855	$(1,336)	$73,978	$(2,371)	$167,833	$(3,707)

	2018
State and municipals	$102,882	$(1,639)	$62,995	$(3,778)	$165,877	$(5,417)
Pass-through mortgage securities	38,421	(142)	23,425	(1,027)	61,846	(1,169)
Collateralized mortgage obligations	32,577	(89)	7,342	(274)	39,919	(363)
Corporate bonds	97,590	(1,410)	—	—	97,590	(1,410)
Total temporarily impaired	$271,470	$(3,280)	$93,762	$(5,079)	$365,232	$(8,359)

Because the unrealized losses reflected in the preceding tables are deemed by management to be attributable to changes in interest rates and not credit losses, and because management does not have the intent to sell these securities and it is not more likely than not that it will be required to sell these securities before their anticipated recovery, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

(in thousands)	2019	2018	2017
Proceeds	$21,983	$263,994	$135,695

Gains	$138	$300	$382
Losses	(124)	(10,706)	(2,249)
Net gain (loss)	$14	$(10,406)	$(1,867)

The income tax expense (benefit) related to these net realized gains (losses) was $4,000, ($2,907,000) and ($782,000) in 2019, 2018 and 2017, respectively, and is included in the consolidated statements of income in the line item “Income tax expense.”

Sales of Held-to-Maturity Securities. During 2019 and 2018, the Bank did not sell any securities that were classified as held-to-maturity.

During 2017, the Bank sold one municipal security that was classified as held-to-maturity. The sale was in response to a deterioration in the creditworthiness of the issuer. The security sold had a carrying value of $354,000 at the time of sale and the Bank realized a gain upon sale of $1,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at December 31, 2019 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Available-for-Sale Securities:
Within one year	$9,084	$9,144
After 1 through 5 years	66,698	68,040
After 5 through 10 years	267,448	268,203
After 10 years	147,883	152,586
Mortgage-backed securities	196,518	199,571
	$687,631	$697,544

NOTE C – LOANS

The following tables set forth by class of loans as of December 31, 2019 and 2018 the amount of loans individually and collectively evaluated for impairment and the portion of the allowance for loan losses allocable to such loans.

	December 31, 2019
	Loans			Allowance for Loan Losses
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Balance
Commercial and industrial	$—	$103,879	$103,879	$—	$1,493	$1,493
Commercial mortgages:
Multifamily	—	835,013	835,013	—	7,151	7,151
Other	—	447,484	447,484	—	3,498	3,498
Owner-occupied	501	118,291	118,792	—	921	921
Residential mortgages:
Closed end	1,189	1,620,230	1,621,419	14	15,684	15,698
Revolving home equity	—	59,231	59,231	—	515	515
Consumer and other	268	2,163	2,431	—	13	13
	$1,958	$3,186,291	$3,188,249	$14	$29,275	$29,289

	December 31, 2018
Commercial and industrial	$22	$98,763	$98,785	$—	$1,158	$1,158
Commercial mortgages:
Multifamily	—	756,714	756,714	—	5,851	5,851
Other	—	433,330	433,330	—	3,783	3,783
Owner-occupied	520	90,731	91,251	—	743	743
Residential mortgages:
Closed end	1,814	1,807,837	1,809,651	16	18,828	18,844
Revolving home equity	743	66,967	67,710	—	410	410
Consumer and other	324	5,634	5,958	—	49	49
	$3,423	$3,259,976	$3,263,399	$16	$30,822	$30,838

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017.

(in thousands)	Balance at 1/1/19	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/19
Commercial and industrial	$1,158	$841	$39	$1,137	$1,493
Commercial mortgages:
Multifamily	5,851	—	—	1,300	7,151
Other	3,783	—	—	(285)	3,498
Owner-occupied	743	—	—	178	921
Residential mortgages:
Closed end	18,844	433	1	(2,714)	15,698
Revolving home equity	410	358	—	463	515
Consumer and other	49	1	11	(46)	13
	$30,838	$1,633	$51	$33	$29,289

(in thousands)	Balance at 1/1/18	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/18
Commercial and industrial	$1,441	$683	$34	$366	$1,158
Commercial mortgages:
Multifamily	6,423	—	—	(572)	5,851
Other	4,734	—	—	(951)	3,783
Owner-occupied	1,076	—	—	(333)	743
Residential mortgages:
Closed end	19,347	552	118	(69)	18,844
Revolving home equity	689	253	150	(176)	410
Consumer and other	74	9	4	(20)	49
	$33,784	$1,497	$306	$(1,755)	$30,838

(in thousands)	Balance at 1/1/17	Chargeoffs	Recoveries	Provision for Loan Losses (Credit)	Balance at 12/31/17
Commercial and industrial	$1,408	$102	$13	$122	$1,441
Commercial mortgages:
Multifamily	6,119	—	—	304	6,423
Other	4,296	—	—	438	4,734
Owner-occupied	959	820	—	937	1,076
Residential mortgages:
Closed end	15,740	97	3	3,701	19,347
Revolving home equity	1,401	100	—	(612)	689
Consumer and other	134	27	3	(36)	74
	$30,057	$1,146	$19	$4,854	$33,784

For individually impaired loans, the following tables set forth by class of loans at December 31, 2019, 2018 and 2017 the recorded investment, unpaid principal balance and related allowance. The tables also set forth the average recorded investment of individually impaired loans and interest income recognized while the loans were impaired during the years ended December 31, 2019, 2018 and 2017. The recorded investment is the unpaid principal balance of the loans less any interest payments applied to principal and any direct chargeoffs plus or minus net deferred loan costs and fees. Any principal and interest payments received on nonaccrual impaired loans are applied to the recorded investment in the loans. The Bank recognizes interest income on other impaired loans using the accrual method of accounting.

	2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial mortgages - owner-occupied	$501	$585	$—	$510	$30
Residential mortgages - closed end	1,039	1,058	—	1,064	8
Consumer and other	268	268	—	289	19
With an allowance recorded:
Residential mortgages - closed end	150	150	14	153	7
Total:
Commercial mortgages - owner-occupied	501	585	—	510	30
Residential mortgages - closed end	1,189	1,208	14	1,217	15
Consumer and other	268	268	—	289	19
	$1,958	$2,061	$14	$2,016	$64

	2018
With no related allowance recorded:
Commercial and industrial	$22	$22	$—	$48	$3
Commercial mortgages - owner-occupied	520	604	—	530	25
Residential mortgages:
Closed end	1,561	1,573	—	1,566	5
Revolving home equity	743	747	—	754	—
Consumer and other	324	324	—	339	17
With an allowance recorded:
Residential mortgages - closed end	253	253	16	266	12
Total:
Commercial and industrial	22	22	—	48	3
Commercial mortgages - owner-occupied	520	604	—	530	25
Residential mortgages:
Closed end	1,814	1,826	16	1,832	17
Revolving home equity	743	747	—	754	—
Consumer and other	324	324	—	339	17
	$3,423	$3,523	$16	$3,503	$62

	2017
With no related allowance recorded:
Commercial and industrial	$48	$48	$—	$67	$5
Commercial mortgages - owner-occupied	531	615	—	654	21
Residential mortgages - closed end	1,095	1,102	—	1,122	7
With an allowance recorded:
Residential mortgages - closed end	273	272	18	280	13
Total:
Commercial and industrial	48	48	—	67	5
Commercial mortgages - owner-occupied	531	615	—	654	21
Residential mortgages - closed end	1,368	1,374	18	1,402	20
	$1,947	$2,037	$18	$2,123	$46

Aging of Loans. The following tables present the aging of the recorded investment in loans by class of loans.

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual Loans	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$196	$—	$—	$—	$196	$103,683	$103,879
Commercial mortgages:
Multifamily	—	—	—	—	—	835,013	835,013
Other	—	—	—	—	—	447,484	447,484
Owner-occupied	—	—	—	—	—	118,792	118,792
Residential mortgages:
Closed end	2,316	—	—	888	3,204	1,618,215	1,621,419
Revolving home equity	—	414	—	—	414	58,817	59,231
Consumer and other	2	—	—	—	2	2,429	2,431
	$2,514	$414	$—	$888	$3,816	$3,184,433	$3,188,249

	December 31, 2018
Commercial and industrial	$—	$43	$—	$—	$43	$98,742	$98,785
Commercial mortgages:
Multifamily	—	—	—	—	—	756,714	756,714
Other	—	—	—	—	—	433,330	433,330
Owner-occupied	—	—	—	—	—	91,251	91,251
Residential mortgages:
Closed end	864	—	—	1,392	2,256	1,807,395	1,809,651
Revolving home equity	—	—	—	743	743	66,967	67,710
Consumer and other	2	—	—	—	2	5,956	5,958
	$866	$43	$—	$2,135	$3,044	$3,260,355	$3,263,399

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at December 31, 2019 or 2018. In 2017, the Bank took a deed-in-lieu of foreclosure for one commercial real estate property. The property was recorded as other real estate owned at December 31, 2017 and had a carrying value of $5,125,000, which was net of a valuation allowance of $725,000. The Bank sold the property for its carrying value in the first quarter of 2018.

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

The following table presents information about loans modified in troubled debt restructurings during the year ended December 31, 2018. The Bank did not modify any loans in troubled debt restructurings during 2019 and 2017.

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

At December 31, 2019, 2018 and 2017, the Bank had an allowance for loan losses of $14,000, $16,000 and $18,000, respectively, allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during 2019, 2018 and 2017 that were modified during the twelve-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics. Credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City, and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment and other income of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled. These sources of repayment are dependent on, among other things, the strength of the local economy.

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

	December 31, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$100,095	$—	$3,493	$291	$—	$103,879
Commercial mortgages:
Multifamily	831,360	—	3,653	—	—	835,013
Other	437,655	—	9,829	—	—	447,484
Owner-occupied	113,534	—	4,757	501	—	118,792
	$1,482,644	$—	$21,732	$792	$—	$1,505,168

	December 31, 2018
Commercial and industrial	$97,684	$—	$667	$434	$—	$98,785
Commercial mortgages:
Multifamily	756,714	—	—	—	—	756,714
Other	417,838	14,194	1,298	—	—	433,330
Owner-occupied	85,710	1,090	3,911	540	—	91,251
	$1,357,946	$15,284	$5,876	$974	$—	$1,380,080

The following tables present the recorded investment in residential mortgage loans, home equity lines and other consumer loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated by management as Watch, Special Mention, Substandard or Doubtful.

	December 31, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Residential mortgages:
Closed end	$1,619,034	$306	$890	$1,189	$—	$1,621,419
Revolving home equity	58,816	415	—	—	—	59,231
Consumer and other	1,644	—	—	268	—	1,912
	$1,679,494	$721	$890	$1,457	$—	$1,682,562

	December 31, 2018
Residential mortgages:
Closed end	$1,807,525	$312	$—	$1,814	$—	$1,809,651
Revolving home equity	66,718	—	249	743	—	67,710
Consumer and other	4,958	—	—	324	—	5,282
	$1,879,201	$312	$249	$2,881	$—	$1,882,643

Deposit account overdrafts were $519,000 and $676,000 at December 31, 2019 and 2018, respectively. They are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

Loans to Directors and Executive Officers. At December 31, 2019 and 2018, there were no outstanding loans to directors, including their immediate families and companies in which they are principal owners, or executive officers.

NOTE D – PREMISES AND EQUIPMENT AND OPERATING LEASES

Premises and equipment. Bank premises and equipment consist of the following:

	December 31,
(in thousands)	2019	2018
Land	$9,038	$9,038
Buildings and improvements	29,545	28,201
Leasehold improvements	14,629	14,175
Furniture and equipment	34,065	32,026
Construction in process	2,327	3,412
	89,604	86,852
Accumulated depreciation and amortization	(49,587)	(45,585)
	$40,017	$41,267

Operating Leases. The Bank leases certain branch and back-office locations under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2032 and have a weighted average remaining term of 7.42 years at December 31, 2019. Many of the Bank’s leases include renewal options of up to 10 years. The exercise of lease renewal options is at the Bank’s sole discretion.

The weighted average discount rate for leases in place at December 31, 2019 was 3.07%. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Bank had one such lease during 2019 and recognized rent expense for this lease on a straight-line basis over the lease term. No short-term leases were in effect at December 31, 2019.

Rental payments required by the Bank’s lease agreements may increase over time based on certain variable components such as real estate taxes and common area maintenance charges.

The components of rent expense for the year ended December 31, 2019 are as follows:

(in thousands)
Operating lease cost	$2,632
Variable lease cost	455
Short-term lease cost	3
$3,090

The following is a maturity analysis of the operating lease liability as of December 31, 2019.

Year (dollars in thousands)
2020	$2,549
2021	2,451
2022	2,426
2023	2,093
2024	1,980
Thereafter	5,578
Total lease payments	17,077
Less: interest	1,857
$15,220

Related Party Leases. Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank with a net lease liability of $105,000 at December 31, 2019. One lease expires on October 31, 2022 with one remaining option to renew. The second lease was renewed effective January 1, 2020 and will expire on December 31, 2024.

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2019.

Year (dollars in thousands)	Less than $100,000	$100,000 or More	Total
2020	$188,888	$102,034	$290,922
2021	30,655	66,384	97,039
2022	10,482	18,267	28,749
2023	8,512	12,692	21,204
2024	10,441	12,391	22,832
Thereafter	20,102	30,591	50,693
	$269,080	$242,359	$511,439

Time deposits less than $100,000 in the table above include brokered certificates of deposit (“CDs”) amounting to $150 million which mature in 2020. The total amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2019 and 2018 was $105.2 million and $128.1 million, respectively. Deposits from executive officers, directors and their affiliates at December 31, 2019 and 2018 were approximately $7.4 million and $9.2 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds at December 31, 2019 and 2018.

	December 31,
(in thousands)	2019	2018
Short-term borrowings:
Securities sold under repurchase agreements	$10,710	$8,923
Federal Home Loan Bank advances	180,000	380,000
	190,710	388,923
Long-term debt:
Federal Home Loan Bank advances	337,472	362,027
	$528,182	$750,950

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the consolidated balance sheets and amounted to $806,000 and $1,076,000 at December 31, 2019 and 2018, respectively.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements are short-term, fixed rate financing arrangements as of December 31, 2019.

The following table sets forth information concerning securities sold under repurchase agreements.

(dollars in thousands)	2019	2018
Average daily balance during the year	$10,466	$15,790
Average interest rate during the year	0.05%	1.31%
Maximum month-end balance during the year	$13,525	$18,548
Weighted average interest rate at year-end	0.05%	0.05%

At December 31, 2019, securities sold under repurchase agreements amounted to $10,710,000 with overnight contractual maturities and weighted average interest rates of 0.05%. The repurchase agreements are collateralized by $3.0 million of municipal securities.

Federal Home Loan Bank Advances. FHLB advances are collateralized by a blanket lien on residential and commercial mortgage loans with a lendable value of $2.4 billion and $2.3 billion at December 31, 2019 and 2018, respectively. Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.

(dollars in thousands)	2019	2018
Average daily balance during the year	$484,319	$607,797
Average interest rate during the year	2.17%	2.05%
Maximum month-end balance during the year	$782,027	$742,027
Weighted average interest rate at year-end	2.00%	2.34%

The following table sets forth as of December 31, 2019 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate
Overnight	$130,000	1.81%
2020	132,750	1.87
2021	54,225	1.90
2022	124,817	2.14
2023	55,680	2.54
2024	10,000	1.89
After 2024	10,000	2.12
	387,472	2.06
	$517,472	2.00%

Other Borrowings. The Bank had no other borrowings at December 31, 2019 or 2018. In 2019 and 2018, the average balance of other borrowings was de minimus.

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2019, 2018 and 2017 had effective tax rates of 16.5%, 10.9% and 22.0%, respectively. The following table sets forth a reconciliation of the statutory federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.5	(0.8)	2.0
Tax-exempt income, net of disallowed cost of funding	(4.6)	(5.8)	(10.2)
BOLI income	(0.9)	(1.2)	(1.2)
Excess tax benefit of stock-based compensation	(0.1)	(0.9)	(1.7)
Non-deductible officer compensation	0.5	—	—
Impact of cost segregation study	—	(1.5)	—
Impact of federal tax reform on deferred taxes	—	—	(2.0)
Other	0.1	0.1	0.1
	16.5%	10.9%	22.0%

During 2018, the Corporation completed a cost segregation study which enabled the acceleration of tax depreciation and resulted in a credit to income tax expense of $717,000.

Upon enactment of the Tax Cuts and Jobs Act on December 22, 2017, the Corporation recorded a $909,000 credit to income tax expense to reflect a decrease in its net deferred tax liability.

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$8,799	$5,975	$8,139
State and local	641	688	636
	9,440	6,663	8,775
Deferred:
Federal	(876)	(458)	335
State and local	(336)	(1,143)	779
	(1,212)	(1,601)	1,114
	$8,228	$5,062	$9,889

Net Deferred Tax Asset. The following table sets forth the components of the Corporation’s net deferred tax asset.

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses and off-balance-sheet credit exposure	$8,803	$9,312
Operating lease liability	4,547	239
Unrealized loss on interest rate swaps	1,323	341
Stock-based compensation	1,317	1,384
Accrued bonuses and severance	1,308	686
Contract incentive	719	680
Asset writedown	121	80
Net operating loss carryforwards	77	371
Retirement expense	60	81
Interest on nonperforming loans	20	16
Unrealized losses on available-for-sale securities	—	1,274
	18,295	14,464
Valuation allowance	—	—
	18,295	14,464
Deferred tax liabilities:
Prepaid pension	5,462	4,545
Right-of-use asset	4,285	—
Deferred loan costs	4,138	5,462
Unrealized gains on available-for-sale securities	2,967	—
Depreciation	1,050	951
Prepaid expenses	76	59
	17,978	11,017
Net deferred tax asset	$317	$3,447

The Corporation had no material unrecognized tax benefits at December 31, 2019, 2018 or 2017. The Corporation has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next twelve months.

The Corporation is subject to Federal, New York State, New York City, New Jersey and Connecticut income taxes. The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2019, 2018 or 2017. The Corporation’s 2016, 2017, and 2018 New York State income tax returns are currently under examination. During 2018, the Internal Revenue Service completed an examination of the Corporation’s 2015 federal income tax return with no changes.

NOTE H – REGULATORY MATTERS

Minimum Regulatory Capital Requirements. The Corporation and the Bank are subject to the Basel III regulatory capital requirements issued by the FRBNY and the Office of the Comptroller of the Currency. These requirements are intended to ensure that the Corporation and the Bank maintain minimum ratios of Tier 1 capital to average assets as well as Common Equity Tier 1 capital, Tier 1 capital and Total capital to risk weighted assets. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank.

Basel III includes guidelines with respect to the components of regulatory capital and calculation of risk weighted assets for balance sheet assets and liabilities and off-balance-sheet positions. The Corporation and the Bank exclude accumulated other comprehensive income (loss) components from Tier 1 and Total regulatory capital.

Basel III sets forth prompt corrective action (“PCA”) requirements for all banks and establishes a capital conservation buffer. The Corporation and the Bank exceeded the Basel III minimum capital adequacy requirements, including the capital conservation buffer of 2.50% applicable to the Bank. The most recent regulatory notifications categorized the Bank as well capitalized under the PCA provisions and there are no conditions or events since that notification that management believes have changed that category. The Corporation’s and the Bank’s actual capital amounts and ratios under the Basel III rules at December 31, 2019 and 2018 are presented in the table below.

	2019
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$388,293	9.42%	$164,964	4.00%	N/A	N/A
Bank	388,150	9.42	164,885	4.00	$206,106	5.00%
Common equity tier 1 capital to risk weighted assets:
Consolidated	388,293	14.93	117,048	4.50	N/A	N/A
Bank	388,150	14.93	117,001	4.50	169,002	6.50
Tier 1 capital to risk weighted assets:
Consolidated	388,293	14.93	156,064	6.00	N/A	N/A
Bank	388,150	14.93	156,002	6.00	208,003	8.00
Total capital to risk weighted assets:
Consolidated	417,757	16.06	208,085	8.00	N/A	N/A
Bank	417,614	16.06	208,003	8.00	260,003	10.00

	2018
Tier 1 capital to average assets:
Consolidated	$397,036	9.40%	$169,015	4.00%	N/A	N/A
Bank	399,237	9.45	168,916	4.00	$211,145	5.00%
Common equity tier 1 capital to risk weighted assets:
Consolidated	397,036	15.29	116,840	4.50	N/A	N/A
Bank	399,237	15.38	116,820	4.50	168,741	6.50
Tier 1 capital to risk weighted assets:
Consolidated	397,036	15.29	155,786	6.00	N/A	N/A
Bank	399,237	15.38	155,761	6.00	207,681	8.00
Total capital to risk weighted assets:
Consolidated	428,020	16.48	207,715	8.00	N/A	N/A
Bank	430,221	16.57	207,681	8.00	259,601	10.00

Other Matters. A source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2020, the Bank could, without prior approval, declare dividends of approximately $15,305,000 plus any 2020 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances. The Bank’s average reserve requirement for 2019 was approximately $27,259,000.

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

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or RSUs. At December 31, 2019, 1,701,441 equity awards remain available to be granted under the 2014 Plan of which 259,262 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at December 31, 2019.

		Granted During the Year Ended December 31,
	Total	2019	2018	2017
Number of RSUs :
Granted	315,406	150,389	70,688	94,329
Outstanding at December 31, 2019	254,591	146,515	42,168	65,908

Vested and convertible at December 31, 2019	117,881	43,159	20,573	54,149
Scheduled to vest during:
2020	74,173	54,537	11,127	8,509
2021	39,650	25,932	10,468	3,250
2022	20,887	20,887	—	—
2023	1,000	1,000	—	—
2024	1,000	1,000	—	—
	254,591	146,515	42,168	65,908

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2019, 2020 and 2021 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs. The fair values of awards made in 2019, 2018 and 2017, as well as the assumptions utilized in determining such values, is presented below.

	2019
	Performance-Based			Service-Based
	Vesting			Vesting
Grant date fair value	$19.48	to	$22.00	$19.40	to	$22.00
Market price on grant date	$20.85	to	$22.71	$20.85	to	$22.71
Expected annual dividend	$0.68	to	$0.72	$0.68	to	$0.72
Expected term (in years)			2.0	2.0	to	5.0
Risk-free interest rate	1.43%	to	2.56%	1.43%	to	2.56%
	2018
Grant date fair value			$27.09	$27.09	to	$27.33
Market price on grant date			$28.25	$28.25	to	$28.50
Expected annual dividend			$0.60			$0.60
Expected term (in years)			2.0	2.0	to	3.0
Risk-free interest rate			2.02%	1.89%	to	2.02%
	2017
Grant date fair value			$26.27	$25.35	to	$26.00
Market price on grant date			$27.90	$27.50	to	$28.15
Expected annual dividend			$0.56			$0.56
Expected term (in years)			3.0	3.0	to	4.0
Risk-free interest rate			1.49%	1.60%	to	1.67%

In January 2020, 68,383 RSUs were awarded under the 2014 Plan, including 45,578 performance-based RSUs and 22,805 service-based RSUs.

The following table presents a summary of RSUs outstanding at December 31, 2019 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2019	215,084	$23.79
Granted	150,389	20.12
Converted	(104,338)	20.83
Forfeited	(6,544)	22.52
Outstanding at December 31, 2019	254,591	$22.87	0.74	$6,385
Vested and Convertible at December 31, 2019	117,881	$24.13	—	$2,956

The performance-based RSUs granted in 2019 and 2018 have a maximum payout potential of 1.50 shares of the Corporation’s common stock for each RSU awarded. Performance-based RSUs granted in 2017 have a maximum payout potential of 1.25 shares for each RSU awarded. Based on the performance of 2019, an additional 2,670 shares were earned on the performance-based RSUs granted in 2019 and 2017. These shares are not reflected in the table above. All other RSUs outstanding at December 31, 2019 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded.

The RSUs granted in the table above include 38,245 RSUs earned by retiring executives for 2019 service. RSUs outstanding at December 31, 2019 include 117,881 RSUs that were vested and convertible into common stock at year-end and 136,710 RSUs that are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted in 2019, 2018 and 2017 was $2,174,000, $3,035,000 and $1,779,000, respectively.

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

Stock Option Activity. The following table presents a summary of options outstanding at December 31, 2019 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2019	96,112	$11.80
Exercised	(40,766)	11.07
Outstanding at December 31, 2019	55,346	$12.34	0.78	$705
Exercisable at December 31, 2019	55,196	$12.33	0.77	$$704

All options outstanding at December 31, 2019 are either fully vested or expected to vest. The total intrinsic value of options exercised in 2019, 2018 and 2017 was $453,000, $900,000 and $1,833,000, respectively. Cash received from option exercises in 2019, 2018 and 2017, was $452,000, $312,000 and $917,000, respectively. Tax benefits from stock option exercises were $136,000, $271,000 and $767,000 in 2019, 2018 and 2017, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $3,050,000, $1,814,000 and $2,434,000 in 2019, 2018 and 2017, respectively, and related income tax benefits of $913,000, $547,000 and $1,019,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2019, there was $893,000 of total unrecognized compensation cost related to non-vested equity awards comprised substantially of RSUs. The total cost is expected to be recognized over a weighted-average period of 1.55 years.

Other. No cash was used to settle stock options in 2019, 2018 or 2017. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During 2019 and 2018, 5,884 and 2,747 shares, respectively, of the Corporation’s common stock were issued to members of the Board of Directors in payment of director fees.

NOTE J – RETIREMENT PLANS

The Bank has a 401(k) plan, defined benefit pension plan and a legacy Supplemental Executive Retirement Plan (“SERP”) that was applicable only to the Bank’s former Chief Executive Officer (“CEO”). Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $459,000, $486,000 and $441,000 for 2019, 2018 and 2017, respectively.

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

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2019, 2018 and 2017 and the benefit cost for each of the Plan years then ended.

	2019	2018	2017
Weighted average assumptions used to determine the
benefit obligation at year end:
Discount rate	3.55%	4.53%	3.93%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost:
Discount rate	4.53%	3.93%	4.40%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%

The decrease in the discount rate from 4.53% in 2018 to 3.55% in 2019 increased the projected benefit obligation at December 31, 2019 by approximately $5,399,000. In calculating the benefit obligation at December 31, 2019, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2018, was adjusted to reflect Scale MP-2019. The updated mortality table decreased the projected benefit obligation at December 31, 2019 by approximately $199,000.

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

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

(in thousands)	2019	2018	2017
Service cost plus expected expenses and net of expected plan
participant contributions	$1,268	$1,369	$1,214
Interest cost	1,785	1,587	1,590
Expected return on plan assets	(3,001)	(3,275)	(2,940)
Amortization of net actuarial loss	352	—	18
Net pension cost (credit)	$404	$(319)	$(118)

The components of net pension credit other than the service cost component were included in the line item “Other noninterest income” in the consolidated statements of income. The service cost component was included in the line item “Salaries and employee benefits” in the consolidated statements of income.

No portion of the net actuarial loss for the defined benefit plan will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in 2020.

Funded Status of the Plan. The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.

(in thousands)	2019	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$40,470	$41,384	$37,016
Service cost	1,447	1,533	1,386
Interest cost	1,785	1,587	1,590
Benefits paid	(1,985)	(1,574)	(1,510)
Assumption changes	5,200	(3,226)	2,100
Experience loss and other	554	766	802
Projected benefit obligation at end of year	47,471	40,470	41,384

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	55,624	60,536	54,332
Actual return on plan assets	11,854	(3,563)	7,497
Employer contributions	—	—	—
Plan participant contributions	356	333	321
Benefits paid	(1,985)	(1,574)	(1,510)
Expenses	(103)	(108)	(104)
Fair value of plan assets at end of year	65,746	55,624	60,536
Funded status at end of year	$18,275	$15,154	$19,152
Accumulated benefit obligation	$44,544	$38,042	$38,544

During 2019, the Bank did not make a contribution to the Plan and the Bank has no minimum required pension contribution for the Plan year ending September 30, 2020. It’s maximum tax-deductible contribution for the tax year beginning January 1, 2020 is $1,362,000. The contribution the Bank will make in 2020, if any, has not yet been determined.

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

Reasonable precautions are taken to avoid excessive concentrations to protect the portfolio against unfavorable outcomes within an asset class. Specifically, the following guidelines are in place:

•With the exception of fixed income investments explicitly guaranteed by the U.S. government, no single investment security shall represent more than 5% of total Plan assets; and

•With the exception of passively managed investment vehicles seeking to match the returns of broadly diversified market indices or diversified investment vehicles chosen specifically to hedge the interest rate risk embedded in Plan liabilities, no single investment pool or investment company (mutual fund) shall comprise more than 10% of total plan assets.

The portfolio will be rebalanced to the target asset allocation, if needed, no less often than quarterly. Unless expressly authorized in writing by the Committee, the following investing activities are prohibited:

•Purchasing securities on margin;

•Pledging or hypothecating securities, except for loans of securities that are fully collateralized;

•Purchasing or selling derivative securities for speculation or leverage; and

•Engaging in investment strategies that have the potential to amplify or distort the risk of loss beyond a level that is reasonably expected given the objectives of the portfolio.

The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category at December 31, 2019 and 2018 are set forth in the tables that follow.

	December 31, 2019
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	0.2%	<1.00%
Equity mutual funds	20% - 30%	26.4%	6.2% to 8.7%
Fixed income mutual funds	70% - 80%	73.4%	3.3% to 4.4%
		100.0%	4.1% to 5.5%

	December 31, 2018
Cash equivalents	0% - 1%	0.2%	<1.00%
Equity mutual funds	15% - 25%	18.1%	5.9% to 8.3%
Fixed income mutual funds	75% - 85%	81.7%	3.8% to 5.0%
		100.0%	4.2% to 5.6%

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

At December 31, 2019, the equity and fixed income components of Plan assets consist of the following Vanguard institutional funds:

Equity

•Vanguard Total Stock Market Index Fund (VITSX). This fund seeks to track the performance of the Center for Research in Security Prices (CRSP) U.S. Total Market Index. The fund is passively managed using index sampling and consists of large, small and mid-cap equity securities diversified across growth and value styles.

•Vanguard Total International Stock Index Fund (VTSNX). This fund seeks to track the performance of the Financial Times Stock Exchange (FTSE) Global All Cap ex U.S. Index. The fund is passively managed and includes broad exposure across developed and emerging non-U.S. equity markets.

Fixed Income

•Vanguard Long-Term Investment-Grade Fund (VWETX). This fund seeks high and sustainable current income. Investments are selected using a fundamental, bottom-up credit selection process and consist of long-term, high-quality bonds broadly diversified by issuer and industry sector.

•Vanguard Long-Term Treasury Index Fund (VLGIX). This fund seeks to track the performance of the Bloomberg Barclays U.S. Long Treasury Bond Index. The fund is passively managed using index sampling and includes long-term, fixed income securities issued by the U.S. Treasury.

Fair Value of Plan Assets. The fair value of the Plan assets at December 31, 2019 and 2018, by asset category, is summarized below.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$160	$—	$160	$—
Total cash equivalents	160	—	160	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	10,374	10,374	—	—
Vanguard Total International Stock Index Fund (VTSNX)	6,983	6,983	—	—
Total equity mutual funds	17,357	17,357	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	35,694	35,694	—	—
Vanguard Long-Term Treasury Index Fund (VLGIX)	12,535	12,535	—	—
Total fixed income mutual funds	48,229	48,229	—	—
Total Plan Assets	$65,746	$65,586	$160	$—

December 31, 2018:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$137	$—	$137	$—
Total cash equivalents	137	—	137	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	5,513	5,513	—	—
Vanguard Total International Stock Index Fund (VTSNX)	4,539	4,539	—	—
Total equity mutual funds	10,052	10,052	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	27,260	27,260	—	—
Vanguard Long-Term Bond Index Fund (VBLLX)	18,175	18,175	—	—
Total fixed income mutual funds	45,435	45,435	—	—
Total Plan Assets	$55,624	$55,487	$137	$—

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2019 and 2018. On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in “Note M – Fair Value of Financial Instruments” to these consolidated financial statements.

At both December 31, 2019 and 2018, the Plan’s cash and cash equivalents amounted to 0.2% of the Plan’s total assets and represented investments in the Vanguard Prime Money Market Mutual Fund.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (dollars in thousands)	Amount
2020	$2,047
2021	2,125
2022	2,331
2023	2,533
2024	2,686
2025 - 2029	15,039

The Bank’s SERP covered the Bank’s former CEO. The benefit under the SERP was equal to the additional amount that the former CEO would be entitled to under the Pension and 401(k) plans in the absence of Internal Revenue Code limitations. SERP expense was de minimus in 2019 and $285,000 and $31,000 in 2018 and 2017, respectively. Upon the retirement of the former CEO on December 31, 2019, the SERP was discontinued.

NOTE K – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows:

(in thousands)	2019	2018	2017
Computer services	$2,202	$1,987	$1,888
Marketing	904	1,414	1,442
FDIC assessment	568	1,222	1,178
Consultants	996	542	702

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

At December 31, 2019 and 2018, financial instruments whose contract amounts represent credit risk are as follows:

	2019		2018
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$23,914	$163,898	$31,496	$204,072
Standby letters of credit	3,704	—	3,670	—

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity, small business and commercial lines of credit are a large component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused lines of credit, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination and small business lines generally have a three year term. Other real estate loan commitments generally expire within 60 days and commercial line commitments generally expire within one year. At December 31, 2019, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 3.0% to 4.75% and maturities of ten years or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, securities, deposit accounts with the Bank or other financial institutions and security interests in business assets and equipment.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through January 2022. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2019 varied from 50% to 100% of the contractual notional amount of each instrument, with the average amount of collateral totaling 94% of the aggregate outstanding notional amount. Standby letters of credit are considered financial guarantees and are recorded at fair value.

Employment Agreements. At December 31, 2019, the successor chief executive officer and the Corporation’s executive vice presidents, collectively referred to as the senior executives, had employment agreements with the Corporation under which they are entitled to severance compensation in the event that their employment is terminated without cause or they terminate their employment following an event constituting Good Reason, as defined. The chief executive officer’s employment agreement has a term of three years beginning January 1, 2020. Each of the other senior executives has an employment agreement with a term of two years and various effective dates. These two-year employment agreements automatically renew for an additional period of one year on January 1 of each year unless the Corporation gives written notice of non-renewal at least 30 days prior to such date. Notwithstanding the foregoing, each of these two-year employment agreements expire on December 31 of the calendar year in which the executive attains normal retirement age (“Retirement Age Termination Date”), which for these purposes is age 65. At the appropriate time and at its option, the Corporation can extend the two year employment agreements for two years beyond their retirement age termination dates. The current aggregate annual salaries provided for in these employment agreements is $1,890,000.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2019 or 2018.

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

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$382,143	$—	$380,299	$1,844
Pass-through mortgage securities	61,372	—	61,372	—
Collateralized mortgage obligations	138,199	—	138,199	—
Corporate bonds	115,830	—	115,830	—
	$697,544	$—	$695,700	$1,844
Financial Liabilities:
Derivative - interest rate swaps	$4,418	$—	$4,418	$—

December 31, 2018:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$420,038	$—	$420,038	$—
Pass-through mortgage securities	65,486	—	65,486	—
Collateralized mortgage obligations	154,901	—	154,901	—
Corporate bonds	117,590	—	117,590	—
	$758,015	$—	$758,015	$—
Financial Liabilities:
Derivative - interest rate swap	$1,130	$—	$1,130	$—

There were no assets measured at fair value on a nonrecurring basis at December 31, 2019 and 2018.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2019 and 2018.

		December 31, 2019		December 31, 2018
(in thousands)	Level of Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$38,968	$38,968	$47,358	$47,358
Held-to-maturity securities	Level 2	—	—	2,445	2,493
Held-to-maturity securities	Level 3	—	—	3,059	3,059
Loans	Level 3	3,158,960	3,113,442	3,232,561	3,079,946
Restricted stock	Level 1	30,899	30,899	40,686	40,686

Financial Liabilities:
Checking deposits	Level 1	911,978	911,978	935,574	935,574
Savings, NOW and money market deposits	Level 1	1,720,599	1,720,599	1,590,341	1,590,341
Time deposits	Level 2	511,439	515,019	559,057	553,900
Short-term borrowings	Level 1	190,710	190,710	388,923	388,923
Long-term debt	Level 2	337,472	339,445	362,027	354,651

NOTE N – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $2,078,000 and $2,089,000 for the years ended December 31, 2019 and 2018, respectively. Other items included in “Other noninterest income,” such as BOLI income, non-service components of net pension cost, real estate tax refunds and gains on sales of fixed assets are outside of the scope of ASC 606.

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

The Bank entered into an interest rate swap with a notional amount totaling $150 million on May 22, 2018 and a second interest rate swap with a notional amount of $50 million on January 17, 2019. The interest rate swaps were designated as cash flow hedges of certain FHLB advances and brokered CDs. The swaps were determined to be fully effective during the period presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other liabilities, with changes in fair value net of related income taxes recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Corporation expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	December 31, 2019	December 31, 2018
Notional amount	$200 million	$150 million
Weighted average fixed pay rate	2.83%	2.90%
Weighted average 3-month LIBOR receive rate	2.04%	2.38%
Weighted average maturity	2.06 Years	2.43 Years

Interest expense recorded on the swap transactions, which totaled $827,000 for 2019, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated other comprehensive income (loss) related to the swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable rate liabilities. During 2019, the Corporation had $827,000 of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $2,237,000 will be reclassified as an increase to interest expense.

The following table presents the net gains (losses) recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the years ended 2019 and 2018.

	Twelve Months Ended
	December 31,
(in thousands)	2019	2018
Interest rate contracts:
Amount of loss recognized in OCI (effective portion)	$(4,116)	$(1,607)
Amount of loss reclassified from OCI to interest expense	827	477
Amount of loss recognized in other noninterest income (ineffective portion)	—	—

The following table reflects the amounts relating to interest rate swaps included in the consolidated balance sheet at December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets or other liabilities		$—	$4,418		$—	$1,130
Interest rate swap hedging brokered CDs	$150,000			$—
Interest rate swap hedging FHLB advances	$50,000			$150,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swaps is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swaps is a net liability position, the Bank may be required to post collateral to the counterparty. At December 31, 2019, the Bank is in compliance with the collateral posting provisions to its counterparty. The amount of collateral posted amounts to approximately $6.6 million. If the Bank had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreement at the termination value.

NOTE P – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2019	2018
Assets:
Cash and due from banks	$1,719	$583
Investment in subsidiary bank, at equity	388,965	390,388
Prepaid income taxes	805	—
Deferred income tax benefits	1,917	1,924
Other assets	25	80
	$393,431	$392,975
Liabilities:
Other liabilities	$15	$332
Cash dividends payable	4,308	4,456
	4,323	4,788
Stockholders' equity:
Common stock	2,393	2,542
Surplus	111,744	145,163
Retained earnings	274,376	249,922
	388,513	397,627
Accumulated other comprehensive income (loss), net of tax	595	(9,440)
	389,108	388,187
	$393,431	$392,975

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
(in thousands)	2019	2018	2017
Income:
Dividends from subsidiary bank	$55,750	$15,525	$11,150

Expenses:
Salaries	3,050	1,814	2,434
Other operating expenses	442	343	406
	3,492	2,157	2,840

Income before income taxes	52,258	13,368	8,310
Income tax benefit	(755)	(1,442)	(1,235)
Income before undistributed earnings of subsidiary bank	53,013	14,810	9,545
Equity in undistributed earnings	(11,458)	26,763	25,577
Net income	$41,555	$41,573	$35,122

Comprehensive income	$51,590	$31,864	$37,272

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$41,555	$41,573	$35,122
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiary bank	11,458	—	—
Undistributed earnings of subsidiary bank	—	(26,763)	(25,577)
Deferred income tax provision (credit)	7	(543)	167
Stock-based compensation expense	3,050	1,814	2,434
Increase (decrease) in other liabilities	(119)	307	5
Other decreases (increases)	(815)	1,619	(1,383)
Net cash provided by operating activities	55,136	18,007	10,768

Cash Flows From Investing Activities:
Capital contributions to Bank subsidiary	—	(19,000)	(20,500)

Cash Flows From Financing Activities:
Repurchase of common stock	(38,171)	(1,541)	—
Shares withheld upon the vesting and conversion of RSUs	(854)	(774)	(527)
Proceeds from exercise of stock options	452	312	917
Proceeds from issuance of common stock, net	1,822	18,239	22,598
Cash dividends paid	(17,249)	(15,585)	(13,703)
Net cash provided by (used in) financing activities	(54,000)	651	9,285
Net increase (decrease) in cash and cash equivalents*	1,136	(342)	(447)
Cash and cash equivalents, beginning of year	583	925	1,372
Cash and cash equivalents, end of year	$1,719	$583	$925

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$4,308	$4,456	$3,798

* Cash and cash equivalents is defined as cash and due from banks and includes, among other things, the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE Q – QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Interest income	$36,553	$36,490	$35,884	$34,923	$143,850
Interest expense	11,143	11,211	10,990	10,337	43,681
Net interest income	25,410	25,279	24,894	24,586	100,169
Provision (credit) for loan losses	(457)	422	314	(246)	33
Noninterest income before
net securities gains	2,444	2,717	2,720	2,716	10,597
Net gains on sales of securities	—	—	—	14	14
Noninterest expense	15,135	14,776	14,330	16,723	60,964
Income before income taxes	13,176	12,798	12,970	10,839	49,783
Income tax expense	2,335	2,054	2,187	1,652	8,228
Net income	10,841	10,744	10,783	9,187	41,555
Earnings per share:
Basic	0.43	0.43	0.44	0.38	1.68
Diluted	0.43	0.43	0.44	0.38	1.67
Comprehensive income	15,703	14,064	11,246	10,577	51,590

2018
Interest income	$32,304	$34,946	$34,859	$36,128	$138,237
Interest expense	7,148	9,061	9,568	9,953	35,730
Net interest income	25,156	25,885	25,291	26,175	102,507
Provision (credit) for loan losses	1,512	803	(1,768)	(2,302)	(1,755)
Noninterest income before
net securities losses	3,292	2,679	2,735	3,979	12,685
Net losses on sales of securities	—	—	(4,960)	(5,446)	(10,406)
Noninterest expense	14,868	15,707	14,242	15,089	59,906
Income before income taxes	12,068	12,054	10,592	11,921	46,635
Income tax expense	957	1,739	535	1,831	5,062
Net income	11,111	10,315	10,057	10,090	41,573
Earnings per share:
Basic	0.44	0.41	0.39	0.40	1.64
Diluted	0.44	0.40	0.39	0.39	1.63
Comprehensive income	2,925	7,869	8,952	12,118	31,864

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

The First of Long Island Corporation

Glen Head, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework:(2013) issued by COSO.

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

March 10, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s Principal Executive Officer, Christopher Becker, and Principal Financial Officer, Jay P. McConie, have evaluated the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by COSO. Based on the assessment, management determined that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019 in their report which appears on page 72.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2020 that was filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2020 that was filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2020 that was filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2020 that was filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 21, 2020 that was filed with the SEC.

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

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

None applicable.

(a) 3. Listing of Exhibits

See Index of Exhibits that follows.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) of Registrant’s Form 10-Q filed May 10, 2018)
3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed April 25, 2017)
4(vi)	Description of Registrant’s Common Stock
10.1

Incentive Compensation Plan for Directors and Executive Officers, as amended (incorporated by reference to Item 1.01 of Registrant’s Form 8-K filed March 7, 2012 and Item 5.02 of Registrant’s Form 8-K filed January 28, 2013)

10.2

The First of Long Island Corporation 2006 Stock Compensation Plan, as amended (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 16, 2006, Exhibit 10.9 of Registrant’s Form 8-K filed December 19, 2008, part of Item 5.02 of Registrant’s Form 8-K filed June 21, 2010 and Item 5.02 and Exhibit 10.15 of Registrant’s Form 8-K filed September 27, 2010)

10.3	The First of Long Island Corporation 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 17, 2014)
10.4	The First of Long Island Corporation 2016 Cash Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2016)
10.5

Employment Agreement between Registrant and Christopher Becker, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 19, 2019 and Exhibit 10.1 of Registrant’s Form 10-Q filed August 9, 2019)

10.6	Employment Agreement between Registrant and Michael N. Vittorio (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed April 7, 2017)
10.7	Employment Agreement between Registrant and Jay P. McConie (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed January 3, 2020)
10.8	Retirement and Consulting Agreement between Registrant and Mark D. Curtis (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 3, 2020)
10.9	Retirement Agreement between Registrant and Paul Daley (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed January 3, 2020)
10.10	Employment Agreement between Registrant and Anne Marie Stefanucci (incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q filed August 9, 2019)
10.11	Employment Agreement between Registrant and Christopher J. Hilton (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed March 15, 2019)
10.12	Employment Agreement between Registrant and Richard P. Perro, Executive Vice President
10.13	Employment Agreement between Registrant and Janet T. Verneuille (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed August 9, 2019)
10.14	Amendment to Supplemental Executive Retirement Program (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed December 19, 2008)
21	Subsidiary information included in Part 1, “Business” of this Form 10-K
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 10, 2020	By /s/ CHRISTOPHER BECKER
CHRISTOPHER BECKER, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
JAY P. MCCONIE, Executive Vice President & Chief Financial Officer and Treasurer (principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, Senior Vice President & Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 10, 2020
Walter C. Teagle III

/s/ CHRISTOPHER BECKER	Director	March 10, 2020
Christopher Becker

/s/ PAUL T. CANARICK	Director	March 10, 2020
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 10, 2020
Alexander L. Cover

/s/ JOHN J. DESMOND	Director	March 10, 2020
John J. Desmond

/s/ HOWARD THOMAS HOGAN JR.	Director	March 10, 2020
Howard Thomas Hogan Jr.

/s/ LOUISA M. IVES	Director	March 10, 2020
Louisa M. Ives

/s/ STEPHEN V. MURPHY	Director	March 10, 2020
Stephen V. Murphy

/s/ PETER QUICK	Director	March 10, 2020
Peter Quick

/s/ DENISE STRAIN	Director	March 10, 2020
Denise Strain

/s/ MILBREY RENNIE TAYLOR	Director	March 10, 2020
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 10, 2020
Eric Tveter

/s/ MICHAEL N. VITTORIO	Director	March 10, 2020
Michael N. Vittorio