Form 10-Q
period 2020-03-31
FIRST OF LONG ISLAND CORP
filed 2020-05-11
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of April 30, 2020, the registrant had 23,845,582 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2020	2019
Assets:
Cash and cash equivalents	$120,208	$38,968
Investment securities available-for-sale, at fair value	679,463	697,544

Loans:
Commercial and industrial	126,073	103,879
Secured by real estate:
Commercial mortgages	1,376,257	1,401,289
Residential mortgages	1,558,401	1,621,419
Home equity lines	60,296	59,231
Consumer and other	2,274	2,431
	3,123,301	3,188,249
Allowance for credit losses	(34,105)	(29,289)
	3,089,196	3,158,960

Restricted stock, at cost	30,224	30,899
Bank premises and equipment, net	39,646	40,017
Right-of-use asset - operating leases	13,992	14,343
Bank-owned life insurance	83,680	83,119
Pension plan assets, net	18,341	18,275
Deferred income tax benefit	3,767	317
Other assets	15,850	15,401
	$4,094,367	$4,097,843
Liabilities:
Deposits:
Checking	$973,355	$911,978
Savings, NOW and money market	1,682,389	1,720,599
Time, $100,000 and over	250,991	242,359
Time, other	267,102	269,080
	3,173,837	3,144,016

Short-term borrowings	60,599	190,710
Long-term debt	452,472	337,472
Operating lease liability	14,874	15,220
Accrued expenses and other liabilities	16,376	21,317
	3,718,158	3,708,735
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,806,901 and 23,934,632 shares	2,381	2,393
Surplus	105,156	111,744
Retained earnings	276,913	274,376
	384,450	388,513
Accumulated other comprehensive income (loss), net of tax	(8,241)	595
	376,209	389,108
	$4,094,367	$4,097,843

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Interest and dividend income:
Loans	$28,931	$29,416
Investment securities:
Taxable	3,426	4,045
Nontaxable	2,565	3,092
	34,922	36,553
Interest expense:
Savings, NOW and money market deposits	4,280	4,000
Time deposits	3,042	3,398
Short-term borrowings	619	1,965
Long-term debt	1,995	1,780
	9,936	11,143
Net interest income	24,986	25,410
Provision (credit) for credit losses	2,358	(457)
Net interest income after provision (credit) for credit losses	22,628	25,867

Noninterest income:
Investment Management Division income	548	481
Service charges on deposit accounts	987	705
Other	1,483	1,258
	3,018	2,444
Noninterest expense:
Salaries and employee benefits	9,274	9,258
Occupancy and equipment	3,072	2,937
Other	2,512	2,940
	14,858	15,135
Income before income taxes	10,788	13,176

Income tax expense	1,640	2,335
Net income	$9,148	$10,841

Weighted average:
Common shares	23,904,266	25,284,357
Dilutive stock options and restricted stock units	54,633	156,204
	23,958,899	25,440,561
Earnings per share:
Basic	$0.38	$0.43
Diluted	$0.38	$0.43

Cash dividends declared per share	$0.18	$0.17

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$9,148	$10,841
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(8,850)	8,417
Change in funded status of pension plan	—	88
Change in net unrealized loss on derivative instruments	(3,764)	(1,545)
Other comprehensive income (loss) before income taxes	(12,614)	6,960
Income tax expense (benefit)	(3,778)	2,098
Other comprehensive income (loss)	(8,836)	4,862
Comprehensive income	$312	$15,703

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2020
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	23,934,632	$2,393	$111,744	$274,376	$595	$389,108
Effect of adopting ASU 2016-13				(2,325)		(2,325)
Balance at January 1, 2020 as adjusted
for change in accounting principle	23,934,632	2,393	111,744	272,051	595	386,783
Net income				9,148		9,148
Other comprehensive loss					(8,836)	(8,836)
Repurchase of common stock	(261,700)	(26)	(5,911)			(5,937)
Shares withheld upon the vesting
and conversion of RSUs	(66,142)	(6)	(1,521)			(1,527)
Common stock issued under
stock compensation plans	178,373	18	205			223
Common stock issued under
dividend reinvestment and
stock purchase plan	21,738	2	388			390
Stock-based compensation			251			251
Cash dividends declared				(4,286)		(4,286)
Balance, March 31, 2020	23,806,901	$2,381	$105,156	$276,913	$(8,241)	$376,209

	Three Months Ended March 31, 2019
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2019	25,422,740	$2,542	$145,163	$249,922	$(9,440)	$388,187
Net income				10,841		10,841
Other comprehensive income					4,862	4,862
Repurchase of common stock	(674,800)	(67)	(15,264)			(15,331)
Shares withheld upon the vesting
and conversion of RSUs	(39,947)	(4)	(826)			(830)
Common stock issued under
stock compensation plans	122,456	12	223			235
Common stock issued under
dividend reinvestment and
stock purchase plan	69,898	7	1,427			1,434
Stock-based compensation			1,295			1,295
Cash dividends declared				(4,251)		(4,251)
Balance, March 31, 2019	24,900,347	$2,490	$132,018	$256,512	$(4,578)	$386,442

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$9,148	$10,841
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	2,358	(457)
Provision for deferred income taxes	1,319	512
Depreciation and amortization of premises and equipment	1,014	987
Amortization of right-of-use asset - operating leases	547	522
Premium amortization on investment securities, net	307	284
Stock-based compensation expense	251	1,295
Accretion of cash surrender value on bank-owned life insurance	(561)	(535)
Pension expense (credit)	(65)	101
Decrease in other liabilities	(5,367)	(2,381)
Other increases in assets	(424)	(199)
Net cash provided by operating activities	8,527	10,970
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from maturities and redemptions	18,840	18,747
Purchases	(9,916)	(2,526)
Held-to-maturity securities:
Proceeds from maturities and redemptions	—	386
Net decrease in loans	64,518	8,899
Net decrease in restricted stock	675	11,275
Purchases of premises and equipment, net	(643)	(801)
Net cash provided by investing activities	73,474	35,980
Cash Flows From Financing Activities:
Net increase in deposits	29,821	222,237
Net decrease in short-term borrowings	(130,111)	(253,747)
Proceeds from long-term debt	120,000	14,445
Repayment of long-term debt	(5,000)	(10,000)
Proceeds from issuance of common stock, net of shares withheld	(940)	807
Repurchase of common stock	(5,937)	(15,331)
Cash dividends paid	(8,594)	(8,702)
Net cash used in financing activities	(761)	(50,291)
Net increase (decrease) in cash and cash equivalents	81,240	(3,341)
Cash and cash equivalents, beginning of year	38,968	47,358
Cash and cash equivalents, end of period	$120,208	$44,017
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$9,806	$10,896
Operating cash flows from operating leases	657	712
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	196	15,713
Cash dividends payable	—	5

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly owned subsidiaries: FNY Service Corp. and The First of Long Island Agency, Inc. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated financial information included herein as of and for the periods ended March 31, 2020 and 2019 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2019 consolidated balance sheet was derived from the Corporation's December 31, 2019 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

Use of Estimates. In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported asset and liability balances, revenue and expense amounts, and the disclosures provided, including disclosure of contingent assets and liabilities, based on available information. Actual results could differ significantly from those estimates. Information available which could affect these judgements include, but are not limited to, changes in interest rates, changes in the performance of the economy, including the economic impact of the COVID-19 pandemic on both the allowance and provision for credit losses, and changes in the financial condition of borrowers.

The Corporation considered the impact of the COVID-19 pandemic which did have a material adverse impact on the provision for credit losses, and subsequent to March 31, 2020 resulted in certain loan modifications. The Corporation could experience a further material adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information which was available at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change would be material to the financial statements. The extent to which the COVID-19 pandemic will impact our estimates and assumptions is highly uncertain and we are unable to make an estimate at this time.

Adoption of New Accounting Standards. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326)” (“CECL”). This standard changes the methodology used to determine the allowance for loan losses from an incurred loss model to a current expected credit loss model. The CECL model requires the Bank to maintain at each periodic reporting date an allowance for credit losses (“ACL” or “allowance”) in an amount that is equal to its estimate of expected lifetime credit losses on all financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities and certain off-balance sheet credit exposures. Management adopted ASU 2016-13, as amended, on January 1, 2020 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit commitments. Results for reporting periods beginning on or after January 1, 2020 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

On January 1, 2020, the Corporation recorded a net decrease to retained earnings of $2,325,000, net of tax effect of $993,000, for the implementation of ASC 326, with offsetting increases of $2,888,000 and $430,000 to the ACL on loans and off-balance sheet credit exposures, respectively. The following table illustrates the impact of ASC 326.

	January 1, 2020
			Impact of
	As Reported	Pre-ASC 326	ASC 326
(in thousands)	Under ASC 326	Adoption	Adoption
Assets:
Allowance for credit losses on loans:
Commercial and industrial	$1,249	$1,493	$(244)
Commercial mortgages:
Multifamily	8,210	7,151	1,059
Other	3,451	3,498	(47)
Owner-occupied	1,699	921	778
Residential mortgages:
Closed end	17,054	15,698	1,356
Revolving home equity	509	515	(6)
Consumer and other	5	13	(8)
	$32,177	$29,289	$2,888
Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$605	$175	$430

The Corporation made an accounting policy election to present the accrued interest receivable balance of loans separate from the amortized cost basis and includes the receivable balance within “Other assets” on the consolidated balance sheets. Management applied the practical expedient to exclude accrued interest receivable balances from the tabular disclosures and has elected to not estimate an allowance for credit losses on accrued interest receivable. The Bank continues to reverse accrued interest receivable against current period interest income when a loan becomes nonaccrual.

For available-for-sale investment securities which are in an unrealized loss position, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event. We consider, among other factors, the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss is likely, we assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of the amortized cost basis and determine the present value of cash flows expected to be collected from the security as compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

We estimate credit losses on off-balance sheet credit exposures by considering the likelihood of an outstanding commitment converting into an outstanding loan and applying historical loss factors used on similar portfolio segments, unless the obligation is unconditionally cancellable by us. The ACL on off-balance sheet credit exposures is recorded in the line item “other liabilities” in the consolidated balance sheet and is adjusted as a provision for credit loss expense which is included in the line item “other noninterest expense” in the consolidated statements of income.

See Note 4 “Loans” for the accounting policy of ACL on loans and additional disclosures required by ASU 2016-13.

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure Requirements for Fair Value Measurement” to modify certain disclosure requirements pertaining to fair value measurements as part of the FASB’s disclosure framework project. Management adopted ASU 2018-13 on January 1, 2020. See Note 7 “Fair Value of Financial Instruments” for disclosures required by ASU 2018-13.

Recent Accounting Pronouncements. The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU 2018-14 “Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 modifies certain disclosure requirements pertaining to defined benefit plans as part of the FASB’s disclosure framework project and is intended to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this ASU will modify the Corporation’s disclosures but will not impact its financial position or results of operations.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Change in net unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$(8,850)	$8,417
Tax effect	(2,649)	2,536
	(6,201)	5,881
Change in funded status of pension plan:
Amortization of net actuarial loss included in net income (1)	—	88
Tax effect	—	27
	—	61
Change in unrealized loss on derivative instrument:
Amount of loss recognized during the period	(4,274)	(1,614)
Reclassification adjustment for net interest expense included in net income (2)	510	69
	(3,764)	(1,545)
Tax effect	(1,129)	(465)
	(2,635)	(1,080)
Other comprehensive income (loss)	$(8,836)	$4,862

(1) Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost (see “Note 6 – Defined Benefit Pension Plan”) and included in the consolidated statements of income in the line item “Other noninterest income.”

(2) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/19	Change	3/31/20
Unrealized holding gains on available-for-sale securities	$6,945	$(6,201)	$744
Unrealized actuarial loss on pension plan	(3,254)	—	(3,254)
Unrealized loss on derivative instruments	(3,096)	(2,635)	(5,731)
Accumulated other comprehensive income (loss), net of tax	$595	$(8,836)	$(8,241)

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s available-for-sale investment securities, and the corresponding amounts of unrealized gains and losses recognized on an after-tax basis in accumulated other comprehensive income (loss). There was no allowance for credit losses associated with the available-for-sale securities portfolio at March 31, 2020.

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$365,652	$10,318	$(127)	$375,843
Pass-through mortgage securities	56,555	2,088	—	58,643
Collateralized mortgage obligations	137,193	5,125	(23)	142,295
Corporate bonds	119,000	—	(16,318)	102,682
	$678,400	$17,531	$(16,468)	$679,463

	December 31, 2019
State and municipals	$372,113	$10,269	$(239)	$382,143
Pass-through mortgage securities	60,307	1,104	(39)	61,372
Collateralized mortgage obligations	136,211	2,247	(259)	138,199
Corporate bonds	119,000	—	(3,170)	115,830
	$687,631	$13,620	$(3,707)	$697,544

At March 31, 2020 and December 31, 2019, investment securities with a carrying value of $415,868,000 and $382,963,000, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2020 and December 31, 2019.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2020
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$7,765	$(127)	$—	$—	$7,765	$(127)
Collateralized mortgage obligations	9,691	(23)	—	—	9,691	(23)
Corporate bonds	28,120	(3,880)	74,562	(12,438)	102,682	(16,318)
Total temporarily impaired	$45,576	$(4,030)	$74,562	$(12,438)	$120,138	$(16,468)

	December 31, 2019
State and municipals	$6,662	$(83)	$5,084	$(156)	$11,746	$(239)
Pass-through mortgage securities	5,287	(14)	4,084	(25)	9,371	(39)
Collateralized mortgage obligations	30,886	(259)	—	—	30,886	(259)
Corporate bonds	51,020	(980)	64,810	(2,190)	115,830	(3,170)
Total temporarily impaired	$93,855	$(1,336)	$73,978	$(2,371)	$167,833	$(3,707)

State and Municipals

At March 31, 2020, approximately $7.8 million of state and municipal bonds had an unrealized loss of $127,000. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The decline in value is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At March 31, 2020, one collateralized mortgage obligation of approximately $9.7 million had an unrealized loss of $23,000. This security was issued by a U.S. government-sponsored agency and is considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bond. The Bank does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery. The fair value is expected to recover as the bond approaches maturity.

Corporate Bonds

At March 31, 2020, approximately $102.7 million of corporate bonds had an unrealized loss of $16.3 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley, and Wells Fargo. Each of the corporate bonds have a stated maturity of ten years and mature in 2028. The bonds provide a fixed interest rate for a period of two years or three years and have a weighted average fixed rate yield of 5.14% at March 31, 2020, and then reset quarterly based on the ten year constant maturity swap rate. During the fourth quarters of 2020 and 2021, corporate bonds with current fair values totaling $74.6 million and $28.1 million, respectively, will begin to reprice on a quarterly basis.

Each of the financial institutions are considered upper medium investment grade and rated A3 or higher. The decline in fair value is attributable to a significant increase in credit spreads caused by the economic disruption from the COVID-19 pandemic, a decline in interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions have diversified revenue streams, are well capitalized and profitable and continue to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at March 31, 2020.

Sales of Available-for-Sale and Held-to-Maturity Securities. There were no sales of available-for-sale or held-to-maturity securities during the three months ended March 31, 2020 and 2019.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, and corporate bonds at March 31, 2020 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$8,598	$8,629
After 1 through 5 years	72,675	73,963
After 5 through 10 years	263,976	251,385
After 10 years	139,403	144,548
Mortgage-backed securities	193,748	200,938
	$678,400	$679,463

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

	March 31,	December 31, 2019
	2020	Loans			Allowance for Loan Losses
(in thousands)	Loans Outstanding	Individually Evaluated	Collectively Evaluated	Ending Balance	Individually Evaluated	Collectively Evaluated	Ending Balance
Commercial and industrial	$126,073	$—	$103,879	$103,879	$—	$1,493	$1,493
Commercial mortgages:
Multifamily	813,859	—	835,013	835,013	—	7,151	7,151
Other	442,181	—	447,484	447,484	—	3,498	3,498
Owner-occupied	120,217	501	118,291	118,792	—	921	921
Residential mortgages:
Closed end	1,558,401	1,189	1,620,230	1,621,419	14	15,684	15,698
Revolving home equity	60,296	—	59,231	59,231	—	515	515
Consumer and other	2,274	268	2,163	2,431	—	13	13
	$3,123,301	$1,958	$3,186,291	$3,188,249	$14	$29,275	$29,289

Management identifies loans in the Bank’s portfolio that must be individually evaluated for loss due to disparate risk characteristics or information suggesting that the Bank will be unable to collect all the principal and interest due. For loans individually evaluated, a specific reserve is estimated based on either the fair value of collateral or the discounted value of expected future cash flows. In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life. Individually evaluated loans are excluded from the estimation of credit losses for the pooled portfolio.

For loans collectively evaluated for credit loss, management segregates its loan portfolio into ten distinct pools, certain of which are combined in reporting loans outstanding by class of loans: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) closed end residential mortgage; (8) revolving home equity; (9) consumer; and (10) municipal loans. Historical loss information from the Bank’s own loan portfolio from December 31, 2007 to present provides a basis for management’s assessment of expected credit losses. The choice of a historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final ACL. Due to the extensive historical loss data available, management has determined that the vintage approach is the most appropriate method of measuring the historical loss component of credit losses inherent in its portfolio for most of its loan pools. For the revolving home equity and small business credit scored pools, the migration approach was selected to measure historical losses since contractual lives are not readily discernable and balances can fluctuate throughout the life of the lines. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include, among others, differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, vacancies, average growth in pools of loans, delinquencies or other factors associated with the financial assets. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

The COVID-19 pandemic has caused significant uncertainty in the current and forecasted economic environment and was the key influence, considered through the Q-factors discussed above, in estimating the ACL required at March 31, 2020.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/20 After Implementation of ASC 326	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 3/31/20
Commercial and industrial	$1,249	$618	$187	$1,113	$1,931
Commercial mortgages:
Multifamily	8,210	—	—	437	8,647
Other	3,451	—	—	341	3,792
Owner-occupied	1,699	—	—	83	1,782
Residential mortgages:
Closed end	17,054	—	—	405	17,459
Revolving home equity	509	—	—	(22)	487
Consumer and other	5	1	2	1	7
	$32,177	$619	$189	$2,358	$34,105

(in thousands)	Balance at 1/1/19	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 3/31/19
Commercial and industrial	$1,158	$54	$4	$(61)	$1,047
Commercial mortgages:
Multifamily	5,851	—	—	584	6,435
Other	3,783	—	—	(266)	3,517
Owner-occupied	743	—	—	(58)	685
Residential mortgages:
Closed end	18,844	134	1	(640)	18,071
Revolving home equity	410	—	—	(8)	402
Consumer and other	49	—	1	(8)	42
	$30,838	$188	$6	$(457)	$30,199

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	March 31, 2020
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$415	$—	$—	$—	$—	$415	$125,658	$126,073
Commercial mortgages:
Multifamily	—	—	—	—	1,325	1,325	812,534	813,859
Other	683	—	—	—	872	1,555	440,626	442,181
Owner-occupied	—	—	—	—	—	—	120,217	120,217
Residential mortgages:
Closed end	362	—	—	—	2,254	2,616	1,555,785	1,558,401
Revolving home equity	265	—	—	—	390	655	59,641	60,296
Consumer and other	—	—	—	—	—	—	2,274	2,274
	$1,725	$—	$—	$—	$4,841	$6,566	$3,116,735	$3,123,301

	December 31, 2019
Commercial and industrial	$196	$—	$—	$—	$—	$196	$103,683	$103,879
Commercial mortgages:
Multifamily	—	—	—	—	—	—	835,013	835,013
Other	—	—	—	—	—	—	447,484	447,484
Owner-occupied	—	—	—	—	—	—	118,792	118,792
Residential mortgages:
Closed end	2,316	—	—	—	888	3,204	1,618,215	1,621,419
Revolving home equity	—	414	—	—	—	414	58,817	59,231
Consumer and other	2	—	—	—	—	2	2,429	2,431
	$2,514	$414	$—	$—	$888	$3,816	$3,184,433	$3,188,249

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at March 31, 2020 or December 31, 2019.

Accrued interest receivable from loans totaled $8,656,000 and $8,409,000 at March 31, 2020 and December 31, 2019, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

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

The Bank did not modify any loans in troubled debt restructurings during the first quarter of 2020 or 2019.

At March 31, 2020, the Bank had no allowance allocated to troubled debt restructurings. At December 31, 2019, the Bank had an allowance of $14,000 allocated to specific troubled debt restructurings. The Bank had no commitments to lend additional amounts in connection with loans that were classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default during the three months ended March 31, 2020 and 2019 that were modified during the 12-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The COVID-19 pandemic creates substantial challenges for the Bank and its customers. Normal business activity and commerce have been significantly disrupted across the country including in the NYC metropolitan area which is the main market that the Bank serves. During these challenging times, many of the Bank’s customers, which include small and medium-sized businesses, professionals, consumers, municipalities and other organizations, may experience a significant decline in, or complete discontinuance of, business activity, earnings and cash flow. For some this may be temporary, but for other customers it could be longer-lasting and may lead to permanent business closure or job loss. These challenges may result in higher drawdowns by customers on the Bank’s lending commitments and higher past due and nonaccrual loans, troubled debt restructurings and credit losses. In addition, the value of collateral supporting mortgage loans may be negatively impacted leading to a deterioration in the Bank’s loan-to-value ratios and increased risk of loss.

Credit Quality Indicators. The Bank categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, payment experience, credit underwriting documentation, public records, due diligence checks and current economic trends. Management analyzes loans individually and classifies them using the following definitions for risk rating.

Watch: The borrower’s cash flow has a high degree of variability and subject to economic downturns. Liquidity is strained and the ability of the borrower to access traditional sources of credit is diminished.

Special Mention: The borrower has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to risk sufficient to warrant adverse classification.

Substandard: Loans are inadequately protected by the current sound worth and paying capacity of the borrower or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans have all the inherent weaknesses of those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Risk ratings on commercial and industrial loans and commercial mortgages are initially assigned during the underwriting process and affirmed as part of the approval process. The ratings are periodically reviewed and evaluated based on borrower contact, credit department review or independent loan review.

The Bank's loan risk rating and review policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans. The requirements include details of the scope of coverage and selection process based on loan-type and risk rating. Among other things, at least 80% of the recorded investment of commercial real estate loans as of December 31 of the prior year must be reviewed annually. Lines of credit are also reviewed annually at each proposed reaffirmation. The frequency of the review of other loans is determined by minimum principal balance thresholds and the Bank’s ongoing assessments of the borrower’s condition.

Residential mortgage loans, revolving home equity lines and other consumer loans are initially evaluated utilizing the borrower’s credit score. A credit score is a tool used in the Bank’s loan approval process, and a minimum score of 680 is generally required for new loans. Credit scores for each borrower are updated at least annually. However, regardless of credit score, loans may be classified, criticized or placed on management’s watch list if relevant information comes to light.

The following tables present the amortized cost basis of loans by class of loans and risk rating for the periods indicated. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	March 31, 2020
	Term Loans by Origination Year
							Revolving
(in thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial and industrial:
Pass	$15,540	$16,774	$12,124	$14,783	$8,182	$27,208	$27,274	$121,885
Watch	—	—	—	—	—	2,408	—	2,408
Special Mention	—	—	—	—	—	750	—	750
Substandard	—	771	—	—	—	259	—	1,030
Doubtful	—	—	—	—	—	—	—	—
	$15,540	$17,545	$12,124	$14,783	$8,182	$30,625	$27,274	$126,073

Commercial mortgages – multifamily:
Pass	$10,809	$155,469	$166,365	$163,857	$33,366	$279,037	$—	$808,903
Watch	—	—	—	1,322	—	—	—	1,322
Special Mention	—	—	—	—	2,309	—	—	2,309
Substandard	—	—	—	—	1,325	—	—	1,325
Doubtful	—	—	—	—	—	—	—	—
	$10,809	$155,469	$166,365	$165,179	$37,000	$279,037	$—	$813,859

Commercial mortgages – other:
Pass	$22,871	$43,516	$52,786	$56,937	$101,642	$153,781	$—	$431,533
Watch	—	—	—	—	9,776	—	—	9,776
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	872	—	872
Doubtful	—	—	—	—	—	—	—	—
	$22,871	$43,516	$52,786	$56,937	$111,418	$154,653	$—	$442,181

Commercial mortgages – owner-occupied:
Pass	$3,550	$44,014	$9,285	$10,267	$12,831	$35,163	$—	$115,110
Watch	—	—	—	—	—	2,515	—	2,515
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,881	—	711	—	2,592
Doubtful	—	—	—	—	—	—	—	—
	$3,550	$44,014	$9,285	$12,148	$12,831	$38,389	$—	$120,217

Residential mortgages – closed end:
Pass	$412	$30,094	$356,704	$404,019	$292,070	$472,400	$—	$1,555,699
Watch	—	—	—	—	—	304	—	304
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	463	—	—	1,935	—	2,398
Doubtful	—	—	—	—	—	—	—	—
	$412	$30,094	$357,167	$404,019	$292,070	$474,639	$—	$1,558,401

Residential mortgages – revolving home equity:
Pass	$—	$—	$—	$—	$—	$—	$59,491	$59,491
Watch	—	—	—	—	—	—	415	415
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	390	390
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$60,296	$60,296

Consumer and other (1):
Pass	$253	$226	$85	$40	$801	$408	$—	$1,813
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	259	—	—	—	—	—	259
Doubtful	—	—	—	—	—	—	—	—
	$253	$485	$85	$40	$801	$408	$—	$2,072

	December 31, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$100,095	$—	$3,493	$291	$—	$103,879
Commercial mortgages:
Multifamily	831,360	—	3,653	—	—	835,013
Other	437,655	—	9,829	—	—	447,484
Owner-occupied	113,534	—	4,757	501	—	118,792
Residential mortgages:
Closed end	1,619,034	306	890	1,189	—	1,621,419
Revolving home equity	58,816	415	—	—	—	59,231
Consumer and other (1)	1,644	—	—	268	—	1,912
	$3,162,138	$721	$22,622	$2,249	$—	$3,187,730

(1) Deposit account overdrafts were $202,000 and $519,000 at March 31, 2020 and December 31, 2019, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

5 - STOCK-BASED COMPENSATION

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Equity Incentive Plan (“2014 Plan”). All of the 2,250,000 shares may be issued pursuant to the exercise of stock options or stock appreciation rights. A maximum of 787,500 shares may be issued as restricted stock awards or restricted stock units (“RSUs”). At March 31, 2020, 1,632,858 equity awards remain available to be granted under the 2014 Plan of which 191,629 may be granted as restricted stock awards or RSUs.

The following tables present a summary of RSUs and options outstanding at March 31, 2020 and changes during the three month period then ended. Of the 165,519 RSUs outstanding at quarter end, 58,144 are scheduled to vest during 2020.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2020	254,591	$22.87
Granted	68,383	21.30
Converted	(156,705)	23.94
Forfeited	(750)	26.00
Outstanding at March 31, 2020	165,519	$21.19	1.44	$2,872

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2020	55,346	$12.34
Exercised	(17,673)	11.14
Forfeited or expired	(1,125)	10.37
Outstanding at March 31, 2020	36,548	$12.98	0.91	$160
Exercisable at March 31, 2020	36,398	$12.97	0.89	$159

As of March 31, 2020, there was $2,080,000 of total unrecognized compensation cost related to non-vested equity awards comprised substantially of RSUs. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

6 - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic pension cost (credit).

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Service cost	$412	$317
Interest cost	412	446
Expected return on plan assets	(889)	(750)
Amortization of net actuarial loss	—	88
Net pension cost (credit)	$(65)	$101

Components of net pension cost (credit) other than the service cost component are included in the line item “Other noninterest income” in the consolidated statements of income. The service cost component is included in the line item “Salaries and employee benefits” in the consolidated statements of income.

The Bank makes cash contributions to the pension plan (“Plan”) which comply with the funding requirements of applicable federal laws and regulations. For funding purposes, the laws and regulations set forth both minimum required and maximum tax-deductible contributions. The Bank has no minimum required pension contribution for the Plan year ending September 30, 2020. Its maximum tax-deductible contribution for the tax year beginning January 1, 2020 is $1,362,000. The contribution the Bank will make in 2020, if any, has not yet been determined.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2020:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$375,843	$—	$374,066	$1,777
Pass-through mortgage securities	58,643	—	58,643	—
Collateralized mortgage obligations	142,295	—	142,295	—
Corporate bonds	102,682	—	102,682	—
	$679,463	$—	$677,686	$1,777
Financial Liabilities:
Derivative - interest rate swaps	$8,183	$—	$8,183	$—

December 31, 2019:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$382,143	$—	$380,299	$1,844
Pass-through mortgage securities	61,372	—	61,372	—
Collateralized mortgage obligations	138,199	—	138,199	—
Corporate bonds	115,830	—	115,830	—
	$697,544	$—	$695,700	$1,844
Financial Liabilities:
Derivative - interest rate swaps	$4,418	$—	$4,418	$—

State and municipal available-for-sale securities measured using Level 3 inputs. The Bank held six non-rated bond anticipation notes with a book value of $1.8 million at March 31, 2020. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at March 31, 2020.

There were no assets measured at fair value on a nonrecurring basis at March 31, 2020 or December 31, 2019.

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

	Level of	March 31, 2020		December 31, 2019
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$120,208	$120,208	$38,968	$38,968
Loans	Level 3	3,089,196	3,137,153	3,158,960	3,113,442
Restricted stock	Level 1	30,224	30,224	30,899	30,899

Financial Liabilities:
Checking deposits	Level 1	973,355	973,355	911,978	911,978
Savings, NOW and money market deposits	Level 1	1,682,389	1,682,389	1,720,599	1,720,599
Time deposits	Level 2	518,093	527,935	511,439	515,019
Short-term borrowings	Level 1	60,599	60,599	190,710	190,710
Long-term debt	Level 2	452,472	463,002	337,472	339,445

8 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Deposit Account Revenues. Fees are earned and collected on a monthly basis for account maintenance and activity-based service charges on deposit accounts. The services are performed for customers over time, requiring a time-based measure of progress. Customers may be required to maintain minimum balances and average balances. Additional fees may also be earned for overdrafts, replacement of debit cards, bill payment, wire transfers, lockbox services and ACH services, among others, and are earned and collected as transactions take place. All deposit account fees are accrued to income as earned, either monthly or at the point of sale, and included in the consolidated statements of income in the line item "Service charges on deposit accounts."

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $442,000 and $493,000 for the three months ended March 31, 2020 and 2019, respectively. Other items included in “Other noninterest income,” such as bank-owned life insurance (“BOLI”) income, non-service components of net pension cost and real estate tax refunds are outside of the scope of ASC 606.

Debit/Credit Card Revenues. The Bank earns a fee when its customers use their debit or credit cards in point-of-sale transactions. These fees are generally known as interchange fees. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recorded daily, concurrently with the transaction processing services provided to the cardholder.

Branch Services Revenues. The Bank charges fees for safe deposit box rentals, money orders, checkbook printing, official checks and ATM usage. Fees are earned, collected and generally recorded as revenue when the service is provided.

Investment Advisory Services. The Bank provides branch space to a third party who sells financial products to the Bank’s customers and pays commissions to the Bank based on the products sold. Commissions are variable and based on the market values of financial assets sold. Commissions are accrued to income as earned and collected.

9 – DERIVATIVES

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

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	March 31, 2020	December 31, 2019
Notional amount	$200 million	$200 million
Weighted average fixed pay rate	2.83%	2.83%
Weighted average 3-month LIBOR receive rate	1.82%	2.04%
Weighted average maturity	1.81 Years	2.06 Years

Interest expense recorded on the swap transactions, which totaled $510,000 and $69,000 for the quarters ended March 31, 2020 and 2019, respectively, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated other comprehensive income (loss) related to swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable-rate liabilities. During the quarter ended March 31, 2020, the Corporation had $510,000 of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $4,462,000 will be reclassified as an increase to interest expense.

The following table presents the net losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Interest rate contracts:
Amount of loss recognized in OCI (effective portion)	$4,274	$1,614
Amount of loss reclassified from OCI to interest expense	510	69
Amount of loss recognized in other noninterest income (ineffective portion)	—	—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheets at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$8,183		$—	$4,418
Interest rate swap hedging FHLB advances	$50,000			$50,000
Interest rate swap hedging brokered CDs	$150,000			$150,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At March 31, 2020, the Bank is in compliance with the collateral posting provisions to its counterparty. The total amount of collateral posted was approximately $9.1 million. If the Bank had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreement at the termination value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. The Bank’s primary service area is Nassau and Suffolk Counties on Long Island, New York and the NYC boroughs of Queens, Brooklyn and Manhattan.

Overview

Net income and earnings per share for the first quarter of 2020 were $9.1 million and $.38 respectively, compared to $10.8 million and $.43, respectively, for the same period last year. Dividends per share increased 5.9%, from $.17 for the first quarter of 2019 to $.18 for the current quarter. Returns on average assets (“ROA”) and average equity (“ROE”) for the first quarter of 2020 were .90% and 9.41%, respectively, versus 1.03% and 11.30%, respectively, for the same period last year. Book value per share was $15.80 at the close of the current quarter, compared to $16.26 at year-end 2019.

Analysis of First Quarter Earnings. Net income for the first quarter of 2020 was $9.1 million, a decrease of $1.7 million, or 15.6%, versus the same quarter last year. The decrease is due to a decline in net interest income of $424,000, or 1.7%, and an increase in the provision for credit losses of $2.8 million. These items were partially offset by an increase in noninterest income of $574,000, or 23.5%, and decreases in noninterest expense of $277,000, or 1.8%, and income tax expense of $695,000.

The decline in net interest income occurred as yield curve flattening and inversion led management to slow loan and overall balance sheet growth. Also contributing to the decline in net interest income was a decrease in the average yield on the investment securities portfolio mainly due to prepayments and lower yields available on purchases. Partially offsetting these items was an increase in the yield on loans and decreases in the average balance and rate on short-term borrowings.

Net interest margin for the first quarter of 2020 was 2.62% as compared to 2.56% for the first quarter of 2019. Excluding the impact of prepayment and late fees in each period, net interest margin for the current quarter was up 3 basis points versus the first quarter of 2019.

The mortgage loan pipeline was $51 million at March 31, 2020. Due to the COVID-19 pandemic, loan origination volume has almost ceased, except for Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.

The Corporation adopted CECL on January 1, 2020. The provision for credit losses of $2.4 million for the current quarter on a CECL basis increased $2.8 million when compared to the ($457,000) credit provision for the first quarter of 2019 on an incurred loss basis. The provision for the current quarter was mainly attributable to the COVID-19 pandemic. Also impacting the provision for the current quarter were net charge-offs offset by a decrease in outstanding loans. The credit provision for the 2019 quarter was driven by a decline in outstanding loans, a reduction in historical loss rates and a reduction in the level of watch list loans.

The increase in noninterest income of $574,000 is primarily attributable to increases in service charges on deposit accounts and the non-service cost components of the Bank’s defined benefit pension plan. The growth in service charges on deposit accounts is mainly attributable to the positive impact of revenue enhancement initiatives which commenced in 2019.

Noninterest expense decreased $277,000 versus the same period last year primarily because of declines in stock-based compensation expense and FDIC insurance expense, partially offset by increases in salaries and certain employee benefits expense and an expense credit in the first quarter of 2019 related to incentive compensation.

Income tax expense decreased $695,000 and the effective tax rate decreased from 17.7% to 15.2% when comparing the first quarter of 2019 to the current quarter.

Serving Customers. The Bank is focused on serving customers during the COVID-19 pandemic through loan modifications and lending under the SBA’s PPP. The Bank stands ready to make credit available to customers and the communities in which we operate and provide customers with access to their deposits through our branch network, ATMs and digital offerings.

Loan modifications are evaluated on a case-by-case basis generally for borrowers that are current as to principal and interest. Loan modifications completed or in process through May 3, 2020 include the following, none of which were completed as of March 31, 2020:

Type of Modification	Number of Loans	Type of Loans	Balance at May 3, 2020
3 Month Deferral of Principal	281	Mainly Small Business Loans	$38 million
3 Month Deferral of Principal and Interest:	280	Residential Mortgages	$164 million
	123	Commercial Mortgages	$265 million
	22	Mainly C & I Loans	$9 million

Modified loans present an elevated level of credit risk to the Bank because they involve borrowers experiencing business or financial disruption as a result of the COVID-19 pandemic.

The Bank’s participation in the SBA’s PPP for small business customers began in the second quarter of 2020 and includes approximately 700 loans totaling $175 million as of May 3, 2020. PPP loans have a 1% rate of interest and 2-year term with fees paid to the Bank by SBA ranging from 1% to 5% of each loan depending on the loan amount. Fees will be amortized as a yield adjustment. PPP loans will receive favorable regulatory capital treatment and are 100% guaranteed by the SBA.

We believe that our strong capital and liquidity positions, branch network, lending and deposit platforms and focus on internal controls and cybersecurity provide a solid foundation for serving customers during these challenging times. As an essential business, the Bank has continued to operate during the COVID-19 pandemic. The Bank has implemented alternative work arrangements as needed, such as work-from-home with remote access, and has instituted a series of operating and safety protocols through a pandemic committee to ensure business continuity and protect the health of customers and employees. The Bank is monitoring its liquidity position daily, which remains strong and stable, and maintains prudent loan underwriting standards. We maintain open communication with customers and continue to process daily transactions such as deposits and fund transfers. Our branches continue to serve customers, with varied service arrangements for health and safety reasons such as drive up-only, teller window-only, phone-only, ATM-only or a combination of these as circumstances warrant.

Asset Quality. The credit quality of the Bank’s loan and securities portfolios remains strong. Nonaccrual loans, troubled debt restructurings and loans past due 30 through 89 days all remain at low levels.

The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was 1.09% at March 31, 2020 as compared to .92% at December 31, 2019. The increase includes 9 basis points from the January 1, 2020 implementation of the CECL methodology and 8 basis points from the aforementioned first quarter 2020 provision for credit losses, net charge-offs and decrease in outstanding loans. The 9 basis point increase from the implementation of CECL reflects an increase in the ACL on January 1, 2020 of $2.9 million mainly due to higher historical losses on a CECL basis compared to the previous incurred loss methodology and the impact that reasonable and supportable forecasts have on the allowance under CECL.

Key Initiatives and Challenges We Face. The Bank’s strategy is focused on increasing shareholder value through loan and deposit growth, the maintenance of strong credit quality, a strong efficiency ratio and an optimal amount of capital. Key strategic initiatives in 2020 include enhancing our brand, highlighting our digital offerings, refining our branch strategy, building on our relationship banking business and growing fee income. All of these initiatives are currently being negatively impacted by the COVID-19 pandemic.

The Corporation’s profitability metrics, net interest income, net interest margin and earnings all remain under pressure from the current low interest rate environment. These items could be negatively impacted even more by a yield curve inversion, lower reinvestment yields on securities and loans and any additional deteriorating economic conditions caused by the COVID-19 pandemic.

The COVID-19 pandemic creates substantial challenges for the Bank and its customers. Normal business activity and commerce have been significantly disrupted across the country including in the NYC metropolitan area which is the main market that the Bank serves. The disruptions include, among other things, widespread government mandated closure of nonessential businesses, school closures and stay-at-home orders to protect public health. During these challenging times, many of the Bank’s customers, which include small and medium-sized businesses, professionals, consumers, municipalities and other organizations, may experience a significant decline in, or complete discontinuance of, business activity, earnings and cash flow. For some this may be temporary, but for other customers it could have a prolonged impact and may lead to permanent business closure or job loss.

These challenges may result in higher drawdowns by customers on the Bank’s lending commitments and higher past due and nonaccrual loans, troubled debt restructurings and credit losses. The value of collateral supporting mortgage loans may be negatively impacted leading to a deterioration in the Bank’s loan-to-value ratios and increased risk of loss. In addition, businesses, consumers and municipalities facing cash flow problems may withdraw deposits at a higher rate than in the past leading to greater deposit outflows from the Bank. Municipalities may experience financial stress from a decline in tax revenue and the cost of responding to the pandemic, which may lead to a deterioration in the value of the Bank’s municipal securities portfolio. While the Federal government has responded to the COVID-19 pandemic in an aggressive manner to mitigate the negative impact on the economy, the 150 basis point decrease in the federal funds target rate during March increases the challenge of purchasing securities or originating loans at a reasonable margin.

All of the issues above, and others, exert downward pressure on the Bank’s earnings, profitability metrics, liquidity and capital and could negatively impact the Bank’s ability to grow its loan portfolio and deposits. The full impact of the pandemic on the Bank and our customers is beyond the Bank’s control and current knowledge and will ultimately be determined by the duration of the pandemic and the rate at which the local and national economies recover from the current business disruption and high level of unemployment.

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

	Three Months Ended March 31,
	2020			2019
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$30,077	$82	1.10%	$24,800	$146	2.39%
Investment securities:
Taxable	342,661	3,344	3.90	374,124	3,899	4.17
Nontaxable (1)	380,173	3,247	3.42	418,898	3,915	3.74
Loans (1)	3,159,533	28,933	3.66	3,261,716	29,417	3.61
Total interest-earning assets	3,912,444	35,606	3.64	4,079,538	37,377	3.67
Allowance for credit losses	(32,110)			(30,892)
Net interest-earning assets	3,880,334			4,048,646
Cash and due from banks	34,362			36,673
Premises and equipment, net	39,932			41,310
Other assets	130,262			129,391
	$4,084,890			$4,256,020
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,710,761	4,280	1.01	$1,642,349	4,000.99
Time deposits	510,037	3,042	2.40	606,704	3,398	2.27
Total interest-bearing deposits	2,220,798	7,322	1.33	2,249,053	7,398	1.33
Short-term borrowings	123,337	619	2.02	301,644	1,965	2.64
Long-term debt	399,340	1,995	2.01	355,706	1,780	2.03
Total interest-bearing liabilities	2,743,475	9,936	1.46	2,906,403	11,143	1.55
Checking deposits	918,044			931,625
Other liabilities	32,211			29,063
	3,693,730			3,867,091
Stockholders' equity	391,160			388,929
	$4,084,890			$4,256,020

Net interest income (1)		$25,670			$26,234
Net interest spread (1)			2.18%			2.12%
Net interest margin (1)			2.62%			2.56%

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

	Three Months Ended March 31,
	2020 Versus 2019
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$27	$(91)	$(64)
Investment securities:
Taxable	(314)	(241)	(555)
Nontaxable	(347)	(321)	(668)
Loans	(909)	425	(484)
Total interest income	(1,543)	(228)	(1,771)

Interest Expense:
Savings, NOW & money market deposits	182	98	280
Time deposits	(559)	203	(356)
Short-term borrowings	(968)	(378)	(1,346)
Long-term debt	218	(3)	215
Total interest expense	(1,127)	(80)	(1,207)
Decrease in net interest income	$(416)	$(148)	$(564)

Net Interest Income

Net interest income on a tax-equivalent basis for the first quarter of 2020 was $25.7 million, a decrease of $564,000, or 2.1%, from $26.2 million for the same period of 2019. The decline in net interest income occurred as yield curve flattening and inversion led management to slow loan and overall balance sheet growth. The average balance of loans decreased $102.2 million, or 3.1%, and the average balance of investment securities declined $70.2 million, or 8.9%. Also contributing to the decline in net interest income was a decrease in the average yield on the investment securities portfolio mainly due to prepayments and lower yields available on purchases. Partially offsetting these items was an increase in the yield on loans, from 3.61% for the first quarter of 2019 to 3.66% for the current quarter, and decreases in the average balance and rate on short-term borrowings of $178.3 million and 62 basis points, respectively. The five basis point increase in the yield on loans is primarily attributable to higher prepayment and late fees. The average balance of short-term borrowings decreased as overnight and three-month FHLB advances were replaced with brokered deposits and long-term debt.

Net interest margin for the first quarter of 2020 was 2.62% as compared to 2.56% for the first quarter of 2019. Excluding the impact of prepayment and late fees in each period, net interest margin for the current quarter was up 3 basis points versus the first quarter of 2019. Due to the COVID-19 pandemic, loan origination volume has almost ceased, except for SBA PPP loans.

Management remains proactive in addressing the downward pressure on earnings caused by the low interest rate environment, flat yield curve and, more recently, the substantial economic impact arising from the COVID-19 pandemic. Steps taken by management include:

•Reduction in non-maturity and time deposit rates at the end of March 2020

•Implementing revenue enhancement opportunities to increase the level of noninterest income

•Maintaining tight control over operating expenses

•Supporting customers during the COVID-19 pandemic through loan modifications and SBA PPP lending

At March 31, 2020, approximately $102.7 million of corporate bonds had an unrealized loss of $16.3 million. The corporate bonds have a stated maturity of ten years and mature in 2028. The bonds provide a fixed interest rate for a period of two years or three years and have a weighted average fixed rate yield of 5.14% at March 31, 2020, and then reset quarterly based on the ten year constant maturity swap rate. During the fourth quarters of 2020 and 2021, corporate bonds with current fair values totaling $74.6 million and $28.1 million, respectively, will begin to reprice on a quarterly basis. If the corporate bonds were to reprice at May 4, 2020, the weighted average floating rate yield would be approximately 0.82%.

Noninterest Income

Noninterest income includes service charges on deposit accounts, IMD income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The increase in noninterest income of $574,000, or 23.5%, is primarily attributable to increases in service charges on deposit accounts of $282,000 and the non-service cost components of the Bank’s defined benefit pension plan of $261,000. The growth in service charges on deposit accounts is mainly attributable to the positive impact of revenue enhancement initiatives which commenced in 2019. It is anticipated that the COVID-19 pandemic may negatively affect service charges on deposit accounts for the remainder of the pandemic. IMD income could also be negatively impacted by recent and potential future declines in equity markets.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

The decrease in noninterest expense of $277,000, or 1.8%, was mainly attributable to declines in stock-based compensation expense of $1.0 million and FDIC insurance expense of $306,000. These items were partially offset by an increase in salaries and certain employee benefits expense of $448,000 and an expense credit of $309,000 in the first quarter of 2019 related to incentive compensation. The decline in stock-based compensation expense was mainly attributable to fewer awards granted in the current quarter due to executive retirements in 2019. The decline in FDIC insurance expense was due to an assessment credit received by the Bank during the current quarter. The increase in salaries and certain employee benefits expense was primarily attributable to market-related salary adjustments due to higher minimum wage laws, annual merit raises and the hiring of middle market lenders, partially offset by executive retirements at the end of 2019. Management is committed to maintaining tight control over operating costs to mitigate the downward pressure on earnings arising from the current interest rate and economic environment.

Income Taxes

Income tax expense decreased $695,000 and the effective tax rate declined from 17.7% to 15.2% when comparing the first quarter of 2019 to the current quarter. The decrease is primarily attributable to an increase in the percentage of pre-tax income derived from tax-exempt municipal securities and BOLI in 2020. The decrease in income tax expense also reflects lower pre-tax earnings in the current quarter as compared to the 2019 quarter.

Application of Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the ACL is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time and involves difficult and complex judgments about current and future matters that are inherently uncertain. In the event that management’s estimate needs to be adjusted based on, among other things, additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly different ACL and thereby materially impact, either positively or negatively, the Bank’s results of operations.

The Bank’s Allowance for Credit Losses Committee (“ACL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the ACL after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review function and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer and Chief Risk Officer, the ACL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Board Loan Committee reviews and approves the Bank’s Loan Policy at least once each calendar year. The Bank’s ACL is reviewed and ratified by the Board Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency (“OCC”), whose safety and soundness examination includes a determination as to the adequacy of the allowance to absorb current expected credit losses.

The ACL is a valuation amount that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the Bank’s loan portfolio. The allowance is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged against the ACL, and subsequent recoveries, if any, are credited to the allowance.

Management estimates the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical loss information from the Bank’s own loan portfolio has been compiled since December 31, 2007 and generally provides a starting point for management’s assessment of expected credit losses. A historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final ACL. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as for current and potential future changes over a one year to two year forecasting horizon in economic conditions, such as unemployment rates, vacancy rates, property values or other relevant factors. The immediate reversion method is applied for periods beyond the forecasting horizon. The ACL is an amount that management currently believes will be adequate to absorb expected lifetime losses in the Bank’s loan portfolio. The process for estimating credit losses and determining the ACL as of any balance sheet date is subjective in nature and requires material estimates and judgements. Actual results could differ significantly from those estimates.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into ten distinct pools: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; and (10) municipal loans. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business credit scored pools, the migration method was selected to measure historical losses. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of general qualitative and quantitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in the nature and volume of loans; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as national and local unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of changes in the economy. The Bank’s ACL allocable to its loan pools results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the qualitative factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

Loans that do not share similar risk characteristics are evaluated on an individual basis. Such disparate risk characteristics may include internal or external credit ratings, risk ratings, collateral type, size of loan, effective interest rate, term, geographic location, industry or historical or expected loss pattern. Estimated losses for loans individually evaluated are based on either the fair value of collateral or the discounted value of expected future cash flows. For all collateral dependent loans evaluated on an individual basis, credit losses are measured based on the fair value of the collateral. In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgments. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life. Individually evaluated loans are not included in the estimation of credit losses from the pooled portfolio.

Troubled debt restructurings are individually evaluated for loss and generally reported at the present value of estimated future cash flows using the loan’s effective rate at inception. However, if a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral.

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

	March 31,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans:
Troubled debt restructurings	$463	$465
Other	4,378	423
Total nonaccrual loans	4,841	888
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	—
Total nonperforming assets	4,841	888
Troubled debt restructurings - performing	902	1,070
Total risk elements	$5,743	$1,958

Nonaccrual loans as a percentage of total loans	.15%	.03%
Nonperforming assets as a percentage of total loans and other real estate owned	.15%	.03%
Risk elements as a percentage of total loans and other real estate owned	.18%	.06%

In addition to the Bank’s past due, nonaccrual and restructured loans, the disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

During the second quarter of 2020, the Bank modified approximately $476 million of loans through May 3, 2020 as a result of the COVID-19 pandemic. Under the guidance issued by FASB and federal banking agencies, these are not considered troubled debt restructurings, however, modified loans present an elevated level of credit risk to the Bank because they involve borrowers experiencing business or financial disruption as a result of the pandemic. See “Serving Customers” in the MD&A section of this Form 10-Q for further details.

Allowance and Provision for Credit Losses

The ACL is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ACL, and subsequent recoveries, if any, are credited to the ACL.

On January 1, 2020, the Bank recorded a $2.9 million credit to the allowance for credit losses to establish the ACL beginning balance of $32.2 million, or 1.01% of total loans, using the CECL methodology. The ACL increased $1.9 million from January 1, 2020 to March 31, 2020, amounting to $34.1 million, or 1.09% of total loans, at March 31, 2020 compared to $29.3 million, or .92% of total loans, on an incurred loss basis at December 31, 2019. During the first quarter of 2020, the Bank had loan chargeoffs of $619,000, recoveries of $189,000 and recorded a provision for credit losses of $2.4 million. During the first quarter of 2019, the Bank had loan chargeoffs of $188,000, recoveries of $6,000 and recorded a credit provision for loan losses of $457,000. The provision in the current quarter was mainly attributable to the COVID-19 pandemic. The credit provision in the 2019 period was driven mainly by a decline in outstanding loans, a reduction in historical loss rates and a reduction in the level of watch list loans.

The ACL is an amount that management currently believes will be adequate to absorb expected lifetime losses in the Bank’s loan portfolio. As more fully discussed in “Application of Critical Accounting Policies,” the process for estimating credit losses and determining the ACL as of any balance sheet date is subjective in nature and requires material estimates and judgements. Actual results could differ significantly from those estimates. Other detailed information on the Bank’s loan portfolio and ACL can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements included in this Form 10-Q.

The amount of future chargeoffs and provisions for credit losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at March 31, 2020. The majority of these loans were collateralized by properties located on Long Island and in the boroughs of NYC. Economic conditions have deteriorated substantially as a result of the COVID-19 pandemic. The full impact of the pandemic on the Bank and our customers is beyond the Bank’s control and current knowledge and will ultimately be determined by the duration of the pandemic and the rate at which the local and national economies recover from the current business disruption and high level of unemployment. See “Risk Factors” in Item 1A of this Form 10-Q.

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

The Corporation’s cash and cash equivalent position at March 31, 2020 was $120.2 million, up from $39.0 million at December 31, 2019. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans and operations exceeded the cash used to repay borrowings, repurchase common stock and pay cash dividends.

Securities decreased $18.1 million during the first quarter of 2020, from $697.5 million at year-end 2019 to $679.5 million at March 31, 2020. The decrease is primarily attributable to maturities and redemptions of $18.8 million and a decrease in the market value of available-for-sale securities of $8.9 million, partially offset by purchases of $9.9 million.

During the first quarter of 2020, total deposits grew $29.8 million, or .9%, to $3.2 billion at March 31, 2020. The increase was attributable to growth in checking deposits of $61.4 million and time deposits of $6.7 million, partially offset by a decrease in savings, NOW and money market deposits of $38.2 million. The growth in deposits is largely attributable to the Bank’s ongoing municipal deposit initiative.

Substantially all of the Bank’s borrowings are from the FHLB. Total borrowings decreased $15.1 million during the first quarter of 2020. Short-term borrowings were mostly replaced with long-term debt as interest rates continued to decline in the first quarter of 2020. Long-term debt at March 31, 2020 represented 88.2% of total borrowings. The Bank’s long-term fixed-rate borrowing position, time deposits and pay-fixed interest rate swaps mitigate the impact that increases in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale. At March 31, 2020, the Bank had approximately $160.9 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on, among other things, the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.4 billion at March 31, 2020.

Capital

Stockholders’ equity was $376.2 million at March 31, 2020 versus $389.1 million at December 31, 2019. The decrease was mainly due to cash dividends declared of $4.3 million, common stock repurchases of $5.9 million, a charge to retained earnings from the adoption of ASU 2016-13 of $2.3 million, and decreases in the after-tax value of available-for-sale securities of $6.2 million and derivative instruments of $2.6 million. These items were partially offset by net income of $9.1 million. The $6.2 million decrease in the after-tax value of available-for-sale securities was mainly due to a widening of credit spreads at quarter-end in the Bank’s corporate bond portfolio. The decline in book value per share, from $16.26 at December 31, 2019 to $15.80 at March 31, 2020, was due to the decrease in stockholders’ equity noted above, partially offset by a decrease in shares outstanding during the quarter mainly as a result of common stock repurchases.

In September 2019, the federal banking agencies, including the OCC and FRB, adopted a new rule to provide an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio (“CBLR”) framework, for qualifying community banking organizations. Under the rule, insured depository institutions and holding companies with less than $10 billion of total consolidated assets that meet certain qualifying criteria, such as a CBLR greater than 9.00% percent, may elect to use the new framework. On January 1, 2020, the CBLR final rule became effective, and management elected to adopt the alternative framework. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules. By satisfying the CBLR, the Corporation and the Bank are deemed in compliance with all regulatory capital requirements, including the risk-based capital requirements, and are considered well-capitalized under the Prompt Corrective Action framework.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of the Corporation and the Bank at March 31, 2020 were 9.48% and 9.36%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL. The strength of the Corporation’s balance sheet positions the Corporation for lending and growth.

On April 6, 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security Act (“Cares Act”), temporarily lowering the CBLR requirement to 8.00% effective with the second quarter of 2020 through the end of 2020 and to 8.50% for calendar year 2021. The CBLR requirement will return to 9.00% in 2022.

During the first quarter of 2020, the Corporation repurchased 261,700 shares of its common stock at a total cost of $5.9 million. Total repurchases completed since the commencement of the program amount to 2,025,100 shares at a cost of $45.6 million. Management does not expect to repurchase any additional shares in 2020 due to the economic uncertainty surrounding the COVID-19 pandemic and banking regulations regarding the amount of dividends a Bank can declare relative to its retained net income for the current year combined with the previous two calendar years.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at March 31, 2020 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending March 31, 2021 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.6 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending March 31, 2021 and calculations of EVE at March 31, 2020 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2020		Year Ending March 31, 2021
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$572,430	-6.0%	$94,745	-5.4%
+ 200 basis point rate shock	597,060	-1.9%	97,044	-3.1%
+ 100 basis point rate shock	613,585	0.8%	98,943	-1.2%
Base case (no rate change)	608,762	—	100,152	—
- 100 basis point rate shock	516,364	-15.2%	103,759	3.6%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending March 31, 2021 because, among other things, the Bank would need to pay more for overnight borrowings and it is assumed the Bank would need to increase the rates paid on its non-maturity deposits in order to remain competitive. Unlike non-maturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. Conversely, an immediate decrease in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and may be able to further reduce deposit rates while the downward repricing of its interest-earning assets would lag. The decline in EVE in the minus 100 basis points scenario is predominantly due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on non-maturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

Forward-Looking Statements

This Report on Form 10-Q and the documents incorporated into it by reference contain or may contain various forward-looking statements. These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable credit losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-

looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. In addition, the COVID-19 pandemic is having an adverse impact on the Corporation, its customers and the communities it serves. The adverse effect of the COVID-19 pandemic on the Corporation, its customers and the communities where it operates may adversely affect the Corporation’s business, results of operations and financial condition for an indefinite period of time. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, in Part I under “Item 1A. Risk Factors,” and in Part II under Item 1A. of this Form 10-Q. Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

While the adoption of CECL resulted in new policies and procedures and introduced new controls over items such as the review of economic forecasting projections, the internal controls for CECL are substantially similar to the internal controls used under GAAP for the allowance for loan losses. As a result, there were no changes in internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Economic Impact of the COVID-19 Outbreak Has Adversely Affected, and is Likely to Continue to Adversely Affect, Our Business and Results of Operations

In December 2019, a novel coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including New York, have ordered non-essential businesses to close and residents to shelter in place. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 33 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently-passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. In particular, the spread of the coronavirus has caused the Corporation to modify business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Corporation has many employees working remotely and may take further actions required by government authorities or that the Corporation determines are in the best interest of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the coronavirus can be controlled and abated and when and how the economy may be reopened. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;

•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•our ACL may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect net income;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•as the result of the decline in the Federal Reserve Board’s federal funds target rate to near 0%, the yield on our assets may decline to a greater extent than the decline in the cost of interest-bearing liabilities, reducing net interest margin, spread and net income;

•a material decrease in net income or a net loss over several quarters could negatively impact our quarterly cash dividend;

•cyber security risks are increased as the result of an increase in the number of employees working remotely; and

•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on our operations.

Moreover, the Corporation’s future success and profitability substantially depends on its executive officers and directors, many of whom have held positions with the Corporation for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm the Corporation’s ability to execute its business strategy. The Corporation may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. Any one or a combination of the factors identified above could negatively impact the Corporation’s business, financial condition and results of operations and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the first quarter of 2020 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
January 2020	—	—	—	$25,288,940
February 2020	202,300	$23.09	202,300	$20,618,746
March 2020	59,400	$21.32	59,400	$19,352,167

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

During the first quarter of 2020, the Corporation repurchased 261,700 shares of its common stock at a total cost of $5.9 million. Total repurchases completed since the commencement of the program amount to 2,025,100 shares at a cost of $45.6 million. Management does not expect to repurchase any additional shares in 2020 due to the economic uncertainty surrounding the COVID-19 pandemic and banking regulations regarding the amount of dividends a Bank can declare relative to its retained net income for the current year combined with the previous two calendar years.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 11, 2020	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
William Aprigliano, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)