Form 10-Q
period 2020-06-30
FIRST OF LONG ISLAND CORP
filed 2020-08-07
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of July 31, 2020, the registrant had 23,863,402 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2020	2019
Assets:
Cash and cash equivalents	$173,740	$38,968
Investment securities available-for-sale, at fair value	748,032	697,544

Loans:
Commercial and industrial	104,673	103,879
SBA Paycheck Protection Program	165,704	—
Secured by real estate:
Commercial mortgages	1,351,542	1,401,289
Residential mortgages	1,470,181	1,621,419
Home equity lines	58,945	59,231
Consumer and other	1,416	2,431
	3,152,461	3,188,249
Allowance for credit losses	(34,051)	(29,289)
	3,118,410	3,158,960

Restricted stock, at cost	29,543	30,899
Bank premises and equipment, net	39,463	40,017
Right-of-use asset - operating leases	13,675	14,343
Bank-owned life insurance	84,251	83,119
Pension plan assets, net	18,407	18,275
Deferred income tax benefit	3,856	317
Other assets	18,951	15,401
	$4,248,328	$4,097,843
Liabilities:
Deposits:
Checking	$1,152,945	$911,978
Savings, NOW and money market	1,701,266	1,720,599
Time, $100,000 and over	213,262	242,359
Time, other	255,449	269,080
	3,322,922	3,144,016

Short-term borrowings	60,019	190,710
Long-term debt	439,972	337,472
Operating lease liability	14,561	15,220
Accrued expenses and other liabilities	21,116	21,317
	3,858,590	3,708,735
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,848,626 and 23,934,632 shares	2,385	2,393
Surplus	106,047	111,744
Retained earnings	283,379	274,376
	391,811	388,513
Accumulated other comprehensive income (loss), net of tax	(2,073)	595
	389,738	389,108
	$4,248,328	$4,097,843

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income:
Loans	$56,888	$59,029	$27,957	$29,613
Investment securities:
Taxable	6,749	7,968	3,323	3,923
Nontaxable	5,066	6,046	2,501	2,954
	68,703	73,043	33,781	36,490
Interest expense:
Savings, NOW and money market deposits	6,639	8,841	2,359	4,841
Time deposits	5,928	7,331	2,886	3,933
Short-term borrowings	885	2,507	266	542
Long-term debt	4,157	3,675	2,162	1,895
	17,609	22,354	7,673	11,211
Net interest income	51,094	50,689	26,108	25,279
Provision (credit) for credit losses	2,450	(35)	92	422
Net interest income after provision (credit) for credit losses	48,644	50,724	26,016	24,857

Noninterest income:
Investment Management Division income	1,067	998	519	517
Service charges on deposit accounts	1,606	1,485	619	780
Other	2,916	2,678	1,433	1,420
	5,589	5,161	2,571	2,717
Noninterest expense:
Salaries and employee benefits	18,913	17,981	9,639	8,723
Occupancy and equipment	6,133	5,840	3,061	2,903
Other	5,472	6,090	2,960	3,150
	30,518	29,911	15,660	14,776
Income before income taxes	23,715	25,974	12,927	12,798

Income tax expense	3,808	4,389	2,168	2,054
Net income	$19,907	$21,585	$10,759	$10,744

Weighted average:
Common shares	23,871,245	25,051,412	23,838,224	24,821,026
Dilutive stock options and restricted stock units	39,135	169,048	23,638	181,751
	23,910,380	25,220,460	23,861,862	25,002,777
Earnings per share:
Basic	$0.83	$0.86	$0.45	$0.43
Diluted	0.83	0.86	0.45	0.43

Cash dividends declared per share	$0.36	$0.34	$0.18	$0.17

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$19,907	$21,585	$10,759	$10,744
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(408)	15,631	8,442	7,214
Change in funded status of pension plan	—	176	—	88
Change in net unrealized loss on derivative instruments	(3,402)	(4,058)	362	(2,513)
Other comprehensive income (loss) before income taxes	(3,810)	11,749	8,804	4,789
Income tax expense (benefit)	(1,142)	3,567	2,636	1,469
Other comprehensive income (loss)	(2,668)	8,182	6,168	3,320
Comprehensive income	$17,239	$29,767	$16,927	$14,064

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2020
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	23,934,632	$2,393	$111,744	$274,376	$595	$389,108
Effect of adopting ASU 2016-13				(2,325)		(2,325)
Balance at January 1, 2020 as adjusted
for change in accounting principle	23,934,632	2,393	111,744	272,051	595	386,783
Net income				9,148		9,148
Other comprehensive loss					(8,836)	(8,836)
Repurchase of common stock	(261,700)	(26)	(5,911)			(5,937)
Shares withheld upon the vesting
and conversion of RSUs	(66,142)	(6)	(1,521)			(1,527)
Common stock issued under
stock compensation plans	178,373	18	205			223
Common stock issued under
dividend reinvestment and
stock purchase plan	21,738	2	388			390
Stock-based compensation			251			251
Cash dividends declared				(4,286)		(4,286)
Balance at March 31, 2020	23,806,901	2,381	105,156	276,913	(8,241)	376,209
Net income				10,759		10,759
Other comprehensive income					6,168	6,168
Common stock issued under
stock compensation plans	41,725	4	32			36
Stock-based compensation			859			859
Cash dividends declared				(4,293)		(4,293)
Balance, June 30, 2020	23,848,626	$2,385	$106,047	$283,379	$(2,073)	$389,738

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(CONTINUED)

	Six Months Ended June 30, 2019
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2019	25,422,740	$2,542	$145,163	$249,922	$(9,440)	$388,187
Net income				10,841		10,841
Other comprehensive income					4,862	4,862
Repurchase of common stock	(674,800)	(67)	(15,264)			(15,331)
Shares withheld upon the vesting
and conversion of RSUs	(39,947)	(4)	(826)			(830)
Common stock issued under
stock compensation plans	122,456	12	223			235
Common stock issued under
dividend reinvestment and
stock purchase plan	69,898	7	1,427			1,434
Stock-based compensation			1,295			1,295
Cash dividends declared				(4,251)		(4,251)
Balance, March 31, 2019	24,900,347	$2,490	$132,018	$256,512	$(4,578)	$386,442
Net income				10,744		10,744
Other comprehensive income					3,320	3,320
Repurchase of common stock	(240,300)	(24)	(5,259)			(5,283)
Common stock issued under
stock compensation plans	1,362	—	30			30
Stock-based compensation			373			373
Cash dividends declared				(4,189)		(4,189)
Balance, June 30, 2019	24,661,409	$2,466	$127,162	$263,067	$(1,258)	$391,437

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$19,907	$21,585
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	2,450	(35)
Credit provision for deferred income taxes	(1,407)	(39)
Depreciation and amortization of premises and equipment	2,081	2,028
Amortization of right-of-use asset - operating leases	1,091	1,058
Premium amortization on investment securities, net	690	586
Stock-based compensation expense	1,110	1,668
Accretion of cash surrender value on bank-owned life insurance	(1,132)	(1,087)
Pension expense (credit)	(131)	202
Decrease in other liabilities	(5,098)	(1,820)
Other increases in assets	(3,488)	(340)
Net cash provided by operating activities	16,073	23,806
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from maturities and redemptions	54,761	52,816
Purchases	(106,347)	(18,596)
Held-to-maturity securities:
Proceeds from maturities and redemptions	—	1,193
Purchases	—	(155)
Net decrease in loans	35,212	40,777
Net decrease in restricted stock	1,356	12,802
Purchases of premises and equipment, net	(1,527)	(1,567)
Net cash provided by (used in) investing activities	(16,545)	87,270
Cash Flows From Financing Activities:
Net increase in deposits	178,906	228,607
Net decrease in short-term borrowings	(130,691)	(287,761)
Proceeds from long-term debt	120,000	48,945
Repayment of long-term debt	(17,500)	(50,500)
Issuance of common stock, net of shares withheld	(940)	807
Repurchase of common stock	(5,937)	(20,614)
Cash dividends paid	(8,594)	(8,702)
Net cash provided by (used in) financing activities	135,244	(89,218)
Net increase in cash and cash equivalents	134,772	21,858
Cash and cash equivalents, beginning of year	38,968	47,358
Cash and cash equivalents, end of period	$173,740	$69,216
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$17,644	$22,140
Income taxes	4,427	4,327
Operating cash flows from operating leases	1,311	1,257
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	423	16,483
Cash dividends payable	4,293	4,198

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

The consolidated financial information included herein as of and for the periods ended June 30, 2020 and 2019 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2019 consolidated balance sheet was derived from the Corporation's December 31, 2019 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

Use of Estimates. In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported asset and liability balances, revenue and expense amounts, and the disclosures provided, including disclosure of contingent assets and liabilities, based on available information. Actual results could differ significantly from those estimates. Information available which could affect these judgements include, but are not limited to, changes in interest rates, changes in the performance of the economy, including the economic impact of the COVID-19 pandemic (“pandemic”) on both the allowance and provision for credit losses, and changes in the financial condition of borrowers.

The pandemic had a material adverse impact on the provision for credit losses during the first six months of 2020 and resulted in certain loan modifications during the period. The Corporation could experience a further material adverse effect on its business as a result of the pandemic and governmental actions to curtail its spread. It is at least reasonably possible that information which was available at the date of the financial statements will change in the near term due to the pandemic and that the effect of the change would be material to the financial statements. The extent to which the pandemic will impact our estimates and assumptions remains highly uncertain.

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

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure Requirements for Fair Value Measurement” to modify certain disclosure requirements pertaining to fair value measurements as part of the FASB’s disclosure framework project. Management adopted ASU 2018-13 on January 1, 2020. See Note 6 “Fair Value of Financial Instruments” for disclosures required by ASU 2018-13.

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

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Change in net unrealized holding gains (losses) on
available-for-sale securities:
Change arising during the period	$(408)	$15,631	$8,442	$7,214
Tax effect	(121)	4,687	2,528	2,151
	(287)	10,944	5,914	5,063
Change in funded status of pension plan:
Amortization of net actuarial loss included in net income (1)	—	176	—	88
Tax effect	—	92	—	65
	—	84	—	23
Change in unrealized loss on derivative instrument:
Amount of loss recognized during the period	(4,768)	(4,241)	(494)	(2,627)
Reclassification adjustment for net interest expense
included in net income (2)	1,366	183	856	114
	(3,402)	(4,058)	362	(2,513)
Tax effect	(1,021)	(1,212)	108	(747)
	(2,381)	(2,846)	254	(1,766)
Other comprehensive income (loss)	$(2,668)	$8,182	$6,168	$3,320

(1) Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost and included in the consolidated statements of income in the line item “Other noninterest income.”

(2) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/19	Change	6/30/20
Unrealized holding gains on available-for-sale securities	$6,945	$(287)	$6,658
Unrealized actuarial loss on pension plan	(3,254)	—	(3,254)
Unrealized loss on derivative instruments	(3,096)	(2,381)	(5,477)
Accumulated other comprehensive income (loss), net of tax	$595	$(2,668)	$(2,073)

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s available-for-sale investment securities, and the corresponding amounts of unrealized gains and losses recognized on an after-tax basis in accumulated other comprehensive income (loss). There was no allowance for credit losses associated with the available-for-sale securities portfolio at June 30, 2020.

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$358,607	$14,950	$(1)	$373,556
Pass-through mortgage securities	114,139	2,860	(2)	116,997
Collateralized mortgage obligations	146,781	4,488	(5)	151,264
Corporate bonds	119,000	—	(12,785)	106,215
	$738,527	$22,298	$(12,793)	$748,032

	December 31, 2019
State and municipals	$372,113	$10,269	$(239)	$382,143
Pass-through mortgage securities	60,307	1,104	(39)	61,372
Collateralized mortgage obligations	136,211	2,247	(259)	138,199
Corporate bonds	119,000	—	(3,170)	115,830
	$687,631	$13,620	$(3,707)	$697,544

At June 30, 2020 and December 31, 2019, investment securities with a carrying value of $443,445,000 and $382,963,000, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2020 and December 31, 2019.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2020
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$968	$(1)	$—	$—	$968	$(1)
Pass-through mortgage securities	10,269	(2)	—	—	10,269	(2)
Collateralized mortgage obligations	10,202	(5)	—	—	10,202	(5)
Corporate bonds	28,560	(3,440)	77,655	(9,345)	106,215	(12,785)
Total temporarily impaired	$49,999	$(3,448)	$77,655	$(9,345)	$127,654	$(12,793)

	December 31, 2019
State and municipals	$6,662	$(83)	$5,084	$(156)	$11,746	$(239)
Pass-through mortgage securities	5,287	(14)	4,084	(25)	9,371	(39)
Collateralized mortgage obligations	30,886	(259)	—	—	30,886	(259)
Corporate bonds	51,020	(980)	64,810	(2,190)	115,830	(3,170)
Total temporarily impaired	$93,855	$(1,336)	$73,978	$(2,371)	$167,833	$(3,707)

State and Municipals

At June 30, 2020, approximately $968,000 of state and municipal bonds had an unrealized loss of $1,000. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The decline in value is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At June 30, 2020, one pass-through mortgage security of approximately $10.3 million had an unrealized loss of $2,000. This security was issued by a U.S. government-sponsored agency and is considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bond. The Bank does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery. The fair value is expected to recover as the bond approaches maturity.

Collateralized Mortgage Obligations

At June 30, 2020, one collateralized mortgage obligation of approximately $10.2 million had an unrealized loss of $5,000. This security was issued by a U.S. government-sponsored agency and is considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bond. The Bank does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery. The fair value is expected to recover as the bond approaches maturity.

Corporate Bonds

At June 30, 2020, approximately $106.2 million of corporate bonds had an unrealized loss of $12.8 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley, and Wells Fargo. Each of the corporate bonds have a stated maturity of ten years and mature in 2028. The bonds provide a fixed interest rate for a period of two years or three years and have a weighted average fixed rate yield of 5.14% at June 30, 2020, and then reset quarterly based on the ten year constant maturity swap rate. During the fourth quarters of 2020 and 2021, corporate bonds with current fair values totaling $77.6 million and $28.6 million, respectively, will begin to reprice on a quarterly basis.

Each of the financial institutions are considered upper medium investment grade and rated A3 or higher. The decline in fair value is attributable to a significant increase in credit spreads caused by the economic disruption from the pandemic, a decline in interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions have diversified revenue streams, are well capitalized and continue to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at June 30, 2020.

Sales of Available-for-Sale and Held-to-Maturity Securities. There were no sales of available-for-sale or held-to-maturity securities during the six months ended June 30, 2020 and 2019.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, and corporate bonds at June 30, 2020 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$9,781	$9,861
After 1 through 5 years	75,073	77,447
After 5 through 10 years	253,291	246,026
After 10 years	139,462	146,437
Mortgage-backed securities	260,920	268,261
	$738,527	$748,032

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

	June 30,	December 31, 2019
	2020	Loans			Allowance for Loan Losses
(in thousands)	Loans Outstanding	Individually Evaluated	Collectively Evaluated	Ending Balance	Individually Evaluated	Collectively Evaluated	Ending Balance
Commercial and industrial	$104,673	$—	$103,879	$103,879	$—	$1,493	$1,493
SBA PPP	165,704	—	—	—	—	—	—
Commercial mortgages:
Multifamily	797,660	—	835,013	835,013	—	7,151	7,151
Other	434,020	—	447,484	447,484	—	3,498	3,498
Owner-occupied	119,862	501	118,291	118,792	—	921	921
Residential mortgages:
Closed end	1,470,181	1,189	1,620,230	1,621,419	14	15,684	15,698
Revolving home equity	58,945	—	59,231	59,231	—	515	515
Consumer and other	1,416	268	2,163	2,431	—	13	13
	$3,152,461	$1,958	$3,186,291	$3,188,249	$14	$29,275	$29,289

Management identifies loans in the Bank’s portfolio that must be individually evaluated for loss due to disparate risk characteristics or information suggesting that the Bank will be unable to collect all the principal and interest due. For loans individually evaluated, a specific reserve is estimated based on either the fair value of collateral or the discounted value of expected future cash flows. In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgements. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life. Individually evaluated loans are excluded from the estimation of credit losses for the pooled portfolio.

For loans collectively evaluated for credit loss, management segregates its loan portfolio into eleven distinct pools, certain of which are combined in reporting loans outstanding by class of loans: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) closed end residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. Historical loss information from the Bank’s own loan portfolio from December 31, 2007 to present provides a basis for management’s assessment of expected credit losses. The choice of a historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final ACL. Due to the extensive historical loss data available, management has determined that the vintage approach is the most appropriate method of measuring the historical loss component of credit losses inherent in its portfolio for most of its loan pools. For the revolving home equity and small business credit scored pools, the migration approach was selected to measure historical losses since contractual lives are not readily discernable and balances can fluctuate throughout the life of the lines. Finally, no historical loss method was applied to the SBA PPP loan pool which is a new pool with no loss experience and is 100% guaranteed by the federal government. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include, among others, differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, GDP, vacancies, home prices, average growth in pools of loans, delinquencies or other factors associated with the financial assets. The allowance of $249,000 at June 30, 2020 for SBA PPP loans represents an estimate of potential loss due to documentation and processing deficiencies. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

Q-factors derived from reasonable and supportable sources forecasting unemployment, GDP, vacancies and home prices reflect the effects of the pandemic on the economic environment and were the key drivers in estimating the ACL required at June 30, 2020, offset in part by the decline in loan balances for most loan pools.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/20	Impact of ASC 326 Adoption	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/20
Commercial and industrial	$1,493	$(244)	$815	$257	$902	$1,593
SBA PPP	—	—	—	—	249	249
Commercial mortgages:
Multifamily	7,151	1,059	—	—	646	8,856
Other	3,498	(47)	—	—	409	3,860
Owner-occupied	921	778	—	—	(77)	1,622
Residential mortgages:
Closed end	15,698	1,356	19	2	347	17,384
Revolving home equity	515	(6)	—	—	(27)	482
Consumer and other	13	(8)	3	2	1	5
	$29,289	$2,888	$837	$261	$2,450	$34,051

	Balance at 4/1/20	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/20
Commercial and industrial	$1,931	$197	$70	$(211)	$1,593
SBA PPP	—	—	—	249	249
Commercial mortgages:
Multifamily	8,647	—	—	209	8,856
Other	3,792	—	—	68	3,860
Owner-occupied	1,782	—	—	(160)	1,622
Residential mortgages:
Closed end	17,459	19	2	(58)	17,384
Revolving home equity	487	—	—	(5)	482
Consumer and other	7	2	—	—	5
	$34,105	$218	$72	$92	$34,051

(in thousands)	Balance at 1/1/19	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 6/30/19
Commercial and industrial	$1,158	$365	$8	$400	$1,201
Commercial mortgages:
Multifamily	5,851	—	—	879	6,730
Other	3,783	—	—	(343)	3,440
Owner-occupied	743	—	—	85	828
Residential mortgages:
Closed end	18,844	433	1	(1,264)	17,148
Revolving home equity	410	249	—	236	397
Consumer and other	49	—	3	(28)	24
	$30,838	$1,047	$12	$(35)	$29,768

	Balance at 4/1/19	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 6/30/19
Commercial and industrial	$1,047	$311	$4	$461	$1,201
Commercial mortgages:
Multifamily	6,435	—	—	295	6,730
Other	3,517	—	—	(77)	3,440
Owner-occupied	685	—	—	143	828
Residential mortgages:
Closed end	18,071	299	—	(624)	17,148
Revolving home equity	402	249	—	244	397
Consumer and other	42	—	2	(20)	24
	$30,199	$859	$6	$422	$29,768

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	June 30, 2020
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$268	$332	$—	$—	$—	$600	$104,073	$104,673
SBA PPP	—	—	—	—	—	—	165,704	165,704
Commercial mortgages:
Multifamily	—	—	—	—	1,318	1,318	796,342	797,660
Other	—	—	—	—	2,938	2,938	431,082	434,020
Owner-occupied	—	—	—	—	—	—	119,862	119,862
Residential mortgages:
Closed end	—	—	—	—	2,064	2,064	1,468,117	1,470,181
Revolving home equity	9	—	—	—	644	653	58,292	58,945
Consumer and other	1	—	—	—	—	1	1,415	1,416
	$278	$332	$—	$—	$6,964	$7,574	$3,144,887	$3,152,461

	December 31, 2019
Commercial and industrial	$196	$—	$—	$—	$—	$196	$103,683	$103,879
Commercial mortgages:
Multifamily	—	—	—	—	—	—	835,013	835,013
Other	—	—	—	—	—	—	447,484	447,484
Owner-occupied	—	—	—	—	—	—	118,792	118,792
Residential mortgages:
Closed end	2,316	—	—	—	888	3,204	1,618,215	1,621,419
Revolving home equity	—	414	—	—	—	414	58,817	59,231
Consumer and other	2	—	—	—	—	2	2,429	2,431
	$2,514	$414	$—	$—	$888	$3,816	$3,184,433	$3,188,249

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at June 30, 2020 or December 31, 2019.

Accrued interest receivable from loans totaled $12,830,000 and $8,409,000 at June 30, 2020 and December 31, 2019, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

Loan Modifications. During the second quarter the Bank entered into $621 million of loan modifications on 775 loans. These modifications were done to support borrowers experiencing financial disruption and economic hardship as a result of the pandemic. Under the guidance issued by FASB and federal banking agencies and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), these are not considered troubled debt restructurings (“TDR”). However, modified loans present an elevated level of credit risk to the Bank because they involve borrowers experiencing business or financial disruption as a result of the pandemic. Such modifications could result in a higher level of nonaccrual loans, reversal of accrued interest and loan chargeoffs in the future which could have a material negative effect on earnings. Loan modifications were evaluated on a case-by-case basis for borrowers that were current as to principal and interest and were not in default prior to the pandemic. Modifications outstanding as of June 30, 2020 were as follows:

	Number		Outstanding	Accrued
Type of Modification (dollars in thousands)	of Loans	Type of Loans	Loan Balance	Interest
3 Month Deferral of Principal	274	Commercial and Industrial	$23,477	$94
3 Month Deferral of Principal and Interest	284	Residential Mortgages	162,928	1,429
3 Month Deferral of Principal and Interest	189	Commercial Mortgages	423,052	4,553
3 Month Deferral of Principal and Interest	28	Commercial and Industrial	11,832	161
	775		$621,289	$6,237

Accrued interest on loan modifications of $6,237,000 is included in interest income for the six months ended June 30, 2020 and is a component of other assets on the balance sheet.

Troubled Debt Restructurings. A restructuring constitutes a TDR when it includes a concession by the Bank and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Bank performs the evaluation under its internal underwriting policy.

The Bank did not modify any loans in a TDR during the first six months of 2020 or 2019.

At June 30, 2020, the Bank had no allowance allocated to TDRs. At December 31, 2019, the Bank had an allowance of $14,000 allocated to specific TDRs. The Bank had no commitments to lend additional amounts in connection with loans that were classified as TDRs.

There were no TDRs for which there was a payment default during the six months ended June 30, 2020 and 2019 that were modified during the 12-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The pandemic continues to create substantial challenges for the Bank and its customers. Normal business activity in the NYC metropolitan area was significantly disrupted for an extended period of time due to government mandated business and school closures and stay-at-home orders to protect public health. As a result, many of the Bank’s customers, which include small and medium-sized businesses, professionals, consumers, municipalities and other organizations, experienced a significant decline in, or complete discontinuance of, business activity, earnings and cash flow. These challenges may result in higher drawdowns by customers on the Bank’s lending commitments and higher past due and nonaccrual loans, TDRs and credit losses. In addition, the value of collateral supporting mortgage loans may be negatively impacted leading to a deterioration in the Bank’s loan-to-value ratios and increased risk of loss. Although the local economy is slowly reopening, the full impact of the pandemic on the Bank is beyond the Bank’s current knowledge and will ultimately be determined by the pace at which economic activity rebounds and the extent to which the economy recovers from the high level of unemployment and business disruption.

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

	June 30, 2020
	Term Loans by Origination Year
							Revolving
(in thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial and industrial:
Pass	$9,769	$13,228	$10,527	$11,374	$7,619	$26,299	$24,624	$103,440
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	75	136	—	347	—	558
Substandard	—	448	—	—	—	227	—	675
Doubtful	—	—	—	—	—	—	—	—
	$9,769	$13,676	$10,602	$11,510	$7,619	$26,873	$24,624	$104,673
SBA PPP:
Pass	$165,704	$—	$—	$—	$—	$—	$—	$165,704
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$165,704	$—	$—	$—	$—	$—	$—	$165,704
Commercial mortgages – multifamily:
Pass	$10,769	$154,913	$164,149	$163,104	$33,171	$266,639	$—	$792,745
Watch	—	—	—	1,302	2,295	—	—	3,597
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,318	—	—	1,318
Doubtful	—	—	—	—	—	—	—	—
	$10,769	$154,913	$164,149	$164,406	$36,784	$266,639	$—	$797,660
Commercial mortgages – other:
Pass	$22,790	$43,346	$50,159	$56,721	$96,650	$151,641	$—	$421,307
Watch	—	—	—	—	9,775	—	—	9,775
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,387	1,551	—	2,938
Doubtful	—	—	—	—	—	—	—	—
	$22,790	$43,346	$50,159	$56,721	$107,812	$153,192	$—	$434,020
Commercial mortgages – owner-occupied:
Pass	$4,825	$43,846	$9,118	$10,076	$12,712	$36,813	$—	$117,390
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,868	—	604	—	2,472
Doubtful	—	—	—	—	—	—	—	—
	$4,825	$43,846	$9,118	$11,944	$12,712	$37,417	$—	$119,862
Residential mortgages:
Pass	$1,778	$26,905	$330,632	$387,609	$278,075	$442,091	$57,886	$1,524,976
Watch	—	—	—	—	—	302	415	717
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	461	—	—	2,328	644	3,433
Doubtful	—	—	—	—	—	—	—	—
	$1,778	$26,905	$331,093	$387,609	$278,075	$444,721	$58,945	$1,529,126
Consumer and other (1):
Pass	$—	$217	$25	$34	$279	$343	$—	$898
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	249	—	—	—	—	—	249
Doubtful	—	—	—	—	—	—	—	—
	$—	$466	$25	$34	$279	$343	$—	$1,147

	December 31, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$100,095	$—	$3,493	$291	$—	$103,879
Commercial mortgages:
Multifamily	831,360	—	3,653	—	—	835,013
Other	437,655	—	9,829	—	—	447,484
Owner-occupied	113,534	—	4,757	501	—	118,792
Residential mortgages:
Closed end	1,619,034	306	890	1,189	—	1,621,419
Revolving home equity	58,816	415	—	—	—	59,231
Consumer and other (1)	1,644	—	—	268	—	1,912
	$3,162,138	$721	$22,622	$2,249	$—	$3,187,730

(1) Deposit account overdrafts were $269,000 and $519,000 at June 30, 2020 and December 31, 2019, respectively. Overdrafts are not assigned a risk rating and are therefore excluded from consumer loans in the tables above.

5 - STOCK-BASED COMPENSATION

The following tables present a summary of restricted stock units (“RSUs”) and options outstanding at June 30, 2020 and changes during the six month period then ended. Of the 167,019 RSUs outstanding at quarter end, 57,144 are scheduled to vest during 2020.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2020	254,591	$22.87
Granted	70,883	21.05
Converted	(157,705)	23.91
Forfeited	(750)	26.00
Outstanding at June 30, 2020	167,019	$21.10	1.22	$2,729

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2020	55,346	$12.34
Exercised	(17,673)	11.14
Forfeited or expired	(1,125)	10.37
Outstanding and exercisable at June 30, 2020	36,548	$12.98	0.66	$123

As of June 30, 2020, there was $1,804,000 of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.5 years.

In April 2020, 38,064 shares of the Corporation’s common stock were granted to its Directors as stock awards with immediate vesting.

6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2020:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$373,556	$—	$371,819	$1,737
Pass-through mortgage securities	116,997	—	116,997	—
Collateralized mortgage obligations	151,264	—	151,264	—
Corporate bonds	106,215	—	106,215	—
	$748,032	$—	$746,295	$1,737
Financial Liabilities:
Derivative - interest rate swaps	$7,820	$—	$7,820	$—

December 31, 2019:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$382,143	$—	$380,299	$1,844
Pass-through mortgage securities	61,372	—	61,372	—
Collateralized mortgage obligations	138,199	—	138,199	—
Corporate bonds	115,830	—	115,830	—
	$697,544	$—	$695,700	$1,844
Financial Liabilities:
Derivative - interest rate swaps	$4,418	$—	$4,418	$—

State and municipal available-for-sale securities measured using Level 3 inputs. The Bank held six non-rated bond anticipation notes with a book value of $1.7 million at June 30, 2020. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at June 30, 2020.

There were no assets measured at fair value on a nonrecurring basis at June 30, 2020 or December 31, 2019.

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

	Level of	June 30, 2020		December 31, 2019
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$173,740	$173,740	$38,968	$38,968
Loans	Level 3	3,118,410	3,160,272	3,158,960	3,113,442
Restricted stock	Level 1	29,543	29,543	30,899	30,899

Financial Liabilities:
Checking deposits	Level 1	1,152,945	1,152,945	911,978	911,978
Savings, NOW and money market deposits	Level 1	1,701,266	1,701,266	1,720,599	1,720,599
Time deposits	Level 2	468,711	480,047	511,439	515,019
Short-term borrowings	Level 1	60,019	60,019	190,710	190,710
Long-term debt	Level 2	439,972	451,692	337,472	339,445

7 – DERIVATIVES

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

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	June 30, 2020	December 31, 2019
Notional amount	$200 million	$200 million
Weighted average fixed pay rate	2.83%	2.83%
Weighted average 3-month LIBOR receive rate	1.13%	2.04%
Weighted average maturity	1.56 Years	2.06 Years

Interest expense recorded on the swap transactions, which totaled $1,366,000 and $183,000 for the six months ended June 30, 2020 and 2019, respectively, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated other comprehensive income (loss) related to swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable-rate liabilities. During the six months ended June 30, 2020, the Corporation had $1,366,000 of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $4,774,000 will be reclassified as an increase to interest expense.

The following table presents the net losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Interest rate contracts:
Amount of loss recognized in OCI (effective portion)	$4,768	$4,241	$494	$2,627
Amount of loss reclassified from OCI to interest expense	1,366	183	856	114
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—	—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheets at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$7,820		$—	$4,418
Interest rate swap hedging FHLB advances	$50,000			$50,000
Interest rate swap hedging brokered CDs	$150,000			$150,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At June 30, 2020, the Bank is in compliance with the collateral posting provisions to its counterparty. The total amount of collateral posted was approximately $9.6 million. If the Bank had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreement at the termination value.

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

Overview

Net income and earnings per share for the first six months of 2020 were $19.9 million and $.83 respectively, compared to $21.6 million and $.86, respectively, for the same period last year. Dividends per share increased 5.9%, from $.34 for the first six months of 2019 to $.36 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first half of 2020 were .96% and 10.34%, respectively, versus 1.03% and 11.15%, respectively, for the same period last year. Book value per share was $16.34 at the close of the current period, compared to $16.26 at year-end 2019.

Analysis of Earnings – Six Month Periods. Net income for the first six months of 2020 was $19.9 million, a decrease of $1.7 million, or 7.8%, versus the same period last year. The decrease is due to increases in the provision for credit losses of $2.5 million and noninterest expense of $607,000. These items were partially offset by increases in net interest income of $405,000 and noninterest income of $428,000 and a decrease in income tax expense of $581,000.

The increase in net interest income is mainly attributable to a reduction in deposit rates in response to decreases in the Federal Funds Target Rate and a very low interest rate environment. The cost of savings, NOW and money market deposits declined 28 basis points and the cost of interest-bearing liabilities declined 26 basis points. These decreases far outpaced the 10 basis point decline in yield on securities and loans which are generally not subject to immediate repricing with changes in market interest rates. The increase in net interest income was also attributable to income from SBA PPP loans and a favorable shift in the mix of funding as an increase in average checking deposits and a decline in average interest-bearing liabilities resulted in average checking deposits comprising a larger portion of total funding. The increase in average checking deposits is mainly attributable to the SBA PPP.

Net interest margin for the first six months of 2020 was 2.63%, increasing 6 basis points over the comparable period of 2019. The increase was mainly attributable to our ability to reduce the rates paid on interest-bearing deposits faster than our interest-earning assets repriced downward as a significant portion of our municipal bond and mortgage loan portfolios have fixed rates.

The provision for credit losses was $2.5 million for the first six months of 2020 on a CECL basis as compared to a credit provision of ($35,000) for the 2019 period on an incurred loss basis. The $2.5 million provision for the current six-month period was largely attributable to the pandemic and includes $4.2 million to reflect current and forecasted economic conditions and $576,000 for net chargeoffs, partially offset by a decline in outstanding residential and commercial mortgage loans and lower historical loss rates. The credit provision of ($35,000) for the 2019 period was driven mainly by declines in outstanding loans and historical loss rates partially offset by net chargeoffs.

The increase in noninterest income of $428,000 is primarily attributable to an increase in the non-service components of the Bank’s defined benefit pension plan. Management remains focused on revenue enhancement initiatives, however, the pandemic is negatively affecting most categories of noninterest income.

The increase in noninterest expense of $607,000 includes approximately $300,000 of expenses attributable to the pandemic as well as increases in salaries, employee benefits and equity compensation expense, partially offset by declines in FDIC insurance expense and marketing expense.

The decrease in income tax expense of $581,000 is primarily attributable lower pretax earnings in the current six-month period as compared to the 2019 period and a decline in the effective tax rate to 16.1%.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was 1.01% at January 1, 2020 on a CECL basis, 1.09% at March 31, 2020 and 1.08% at June 30, 2020. The reserve coverage ratio increased 8 basis points during the first quarter and, excluding Federally-guaranteed SBA PPP loans, increased 4 basis points during the second quarter to 1.13% at June 30, 2020. The smaller increase in the reserve coverage ratio in the second quarter reflects lower charges for current and forecasted economic conditions as a substantial portion of the estimated negative impact of the pandemic was recorded in the first quarter. The January 1, 2020 implementation of CECL increased the reserve coverage ratio 9 basis points from .92% at December 31, 2019 on an incurred loss basis.

Nonaccrual loans, TDRs and loans past due 30 through 89 days all remain at low levels. The increase in nonaccrual loans of $2.1 million during the second quarter was unrelated to the pandemic or loan modifications.

Loan Modifications. During the second quarter the Bank entered into $621 million of loan modifications on 775 loans. These modifications were done to support borrowers experiencing financial disruption and economic hardship as a result of the pandemic. Loan modifications were evaluated on a case-by-case basis for borrowers that were current as to principal and interest and were not in default prior to the pandemic. Modifications outstanding as of June 30, 2020 were as follows:

	Number		Outstanding	Accrued
Type of Modification	of Loans	Type of Loans	Loan Balance	Interest
3 Month Deferral of Principal	274	Commercial and Industrial	$23 million	$94,000
3 Month Deferral of Principal and Interest	284	Residential Mortgages	163 million	1.4 million
3 Month Deferral of Principal and Interest	189	Commercial Mortgages	423 million	4.5 million
3 Month Deferral of Principal and Interest	28	Commercial and Industrial	12 million	161,000

Accrued interest on loan modifications of $6.2 million is included in interest income for the six months ended June 30, 2020 and is a component of other assets on the balance sheet.

As of July 27, 2020, approximately $217 million of loan modifications came due with $189 million, or 87%, making their scheduled payment, $16 million requesting and receiving a further deferral of principal and interest and the remaining $12 million making only a partial payment or no payment at all.

Second deferrals of principal and interest for up to an additional three months are considered for certain borrowers that continue to experience a significant reduction in income or liquidity as a result of the pandemic. Payments on all modified loans are scheduled to commence on or before October 1, 2020. Management is carefully monitoring the payment status of modified loans and the extent such loans become past due or are in default under their modified terms.

Modified residential and commercial mortgage loans are secured by first liens on underlying real estate, substantially all of which is located in the NYC metropolitan area. Such residential and commercial mortgage loans have median original loan-to-value ratios of 64% and 58%, respectively. Concentrations of commercial mortgage loans are as follows:

By Location:			By Property Type:
	Number	Balance at		Number	Balance at
County	of Loans	6/30/2020	Type	of Loans	6/30/2020
Suffolk	50	$97 million	Multifamily	79	$206 million
Bronx	27	90 million	Retail	40	100 million
Kings	29	62 million	Office	20	64 million
New York	19	49 million	Mixed Use	27	23 million
Nassau	38	46 million
Queens	13	34 million

Loans to borrowers in the hospitality industry, such as hotels and restaurants, are not significant.

Modified loans present an elevated level of credit risk to the Bank because they involve borrowers adversely affected by the pandemic. Such modifications could result in a higher level of nonaccrual loans, reversal of accrued interest and loan chargeoffs in the future which could have a material negative effect on earnings.

Serving Customers. The Bank remains focused on serving customers during the pandemic. Our employees have been heroic in their efforts to assist customers, especially during periods of limited branch access, split shifts and working remotely. The loan modifications and lending we have engaged in under the SBA’s PPP provide support to customers adversely affected by the economic downturn. We maintain open communication with customers, provide ready access to deposits through our branch network, ATMs and digital offerings and process daily transactions such as deposits and fund transfers.

The Bank’s participation in the SBA’s PPP for small business customers began in the second quarter of 2020 and includes 687 loans with a carrying value of $166 million as of June 30, 2020. PPP loans have a 1% rate of interest and 2-year term with fees paid to the Bank by the SBA ranging from 1% to 5% of each loan depending on the loan amount. Fees are amortized as a yield adjustment over the expected life of the loans. PPP loans are 100% guaranteed by the SBA.

The Bank’s strong capital and liquidity positions, branch network, lending and deposit platforms and focus on internal controls and cybersecurity provide a solid foundation for serving customers during these challenging times. Our liquidity position is monitored daily and remains strong and stable. The Bank maintains a series of operating, health and safety protocols through a pandemic committee to ensure business continuity and protect customers and employees. As the severity of the pandemic has subsided in the NYC metropolitan area, which is the main market the Bank serves, our branches have returned to their traditional service model including hours and methods of operating and staffing, and back office personnel returned to the office.

Key Initiatives and Challenges We Face. The Bank’s strategy is focused on increasing shareholder value through loan and deposit growth, the maintenance of strong credit quality, a strong efficiency ratio and an optimal amount of capital. Key strategic initiatives in 2020 include enhancing our brand, highlighting our digital offerings, refining our branch strategy, building on our relationship banking business and growing fee income. These initiatives are being negatively impacted by the pandemic.

Notwithstanding the actions taken to mitigate the impact on earnings of the current interest rate and economic environment, net interest income, net interest margin, earnings, profitability metrics and ability to grow remain under pressure. These items could be negatively impacted by yield curve inversion, low yields available on loans and securities and potential credit losses arising from weak economic conditions and loan modifications. In addition, during the fourth quarters of 2020 and 2021, corporate bonds with current fair values of $77.6 million and $28.6 million, respectively, and a fixed rate yield of 5.14% will begin to reprice on a quarterly basis to a floating rate. On July 28, 2020, the weighted average floating rate yield would have been approximately .77%.

The pandemic continues to create substantial challenges for the Bank and its customers. Normal business activity in the NYC metropolitan area was significantly disrupted for an extended period of time due to government mandated business and school closures and stay-at-home orders to protect public health. As a result, many of the Bank’s customers, which include small and medium-sized businesses, professionals, consumers, municipalities and other organizations, experienced a significant decline in, or complete discontinuance of, business activity, earnings and cash flow. Although the local economy is slowly reopening, the full impact of the pandemic on the Bank is beyond the Bank’s current knowledge and will ultimately be determined by the pace at which economic activity rebounds and the extent to which the economy recovers from the high level of unemployment and business disruption.

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

	Six Months Ended June 30,
	2020			2019
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$91,821	$120.26%		$25,253	$300	2.40%
Investment securities:
Taxable	344,932	6,629	3.84	368,572	7,668	4.16
Nontaxable (1)	375,326	6,412	3.42	416,006	7,653	3.68
Loans (1)	3,170,449	56,891	3.59	3,248,214	59,032	3.63
Total interest-earning assets	3,982,528	70,052	3.52	4,058,045	74,653	3.68
Allowance for credit losses	(33,115)			(30,501)
Net interest-earning assets	3,949,413			4,027,544
Cash and due from banks	32,925			36,252
Premises and equipment, net	39,814			41,217
Other assets	134,421			128,493
	$4,156,573			$4,233,506
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,704,484	6,639.78		$1,685,467	8,841	1.06
Time deposits	503,364	5,928	2.37	637,630	7,331	2.32
Total interest-bearing deposits	2,207,848	12,567	1.14	2,323,097	16,172	1.40
Short-term borrowings	92,235	885	1.93	196,481	2,507	2.57
Long-term debt	423,846	4,157	1.97	362,461	3,675	2.04
Total interest-bearing liabilities	2,723,929	17,609	1.30	2,882,039	22,354	1.56
Checking deposits	1,013,832			931,942
Other liabilities	31,819			29,233
	3,769,580			3,843,214
Stockholders' equity	386,993			390,292
	$4,156,573			$4,233,506

Net interest income (1)		$52,443			$52,299
Net interest spread (1)			2.22%			2.12%
Net interest margin (1)			2.63%			2.57%

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

	Six Months Ended June 30,
	2020 Versus 2019
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$266	$(446)	$(180)
Investment securities:
Taxable	(473)	(566)	(1,039)
Nontaxable	(721)	(520)	(1,241)
Loans	(1,438)	(703)	(2,141)
Total interest income	(2,366)	(2,235)	(4,601)

Interest Expense:
Savings, NOW & money market deposits	139	(2,341)	(2,202)
Time deposits	(1,575)	172	(1,403)
Short-term borrowings	(1,105)	(517)	(1,622)
Long-term debt	606	(124)	482
Total interest expense	(1,935)	(2,810)	(4,745)
Increase (decrease) in net interest income	$(431)	$575	$144

Net Interest Income

Net interest income on a tax-equivalent basis for the six months ended June 30, 2020 was $52.4 million, an increase of $144,000, or .3%, from $52.3 million for the same period of 2019. The increase in net interest income is mainly attributable to a reduction in deposit rates in response to decreases in the Federal Funds Target Rate and a very low interest rate environment. The cost of savings, NOW and money market deposits declined 28 basis points to .78% and the cost of interest-bearing liabilities declined 26 basis points to 1.30%. These decreases far outpaced the 10 basis point decline in yield on securities and loans which are generally not subject to immediate repricing with changes in market interest rates. The increase in net interest income was also attributable to income from SBA PPP loans of $896,000 and a favorable shift in the mix of funding as an increase in average checking deposits of $81.9 million and a decline in average interest-bearing liabilities of $158.1 million resulted in average checking deposits comprising a larger portion of total funding. The increase in average checking deposits is mainly attributable to the SBA PPP.

The decline in yield on securities and loans was mainly attributable to an increase in prepayment speeds and lower yields available on securities purchases and loan originations. The economic impact of the pandemic has slowed loan and overall balance sheet growth. The average balance of loans decreased $77.8 million, or 2.4%, and the average balance of investment securities declined $64.3 million, or 8.2%. The average balance of loans includes $62.7 million of SBA PPP loans at a weighted average yield of 2.9% for the current six-month period. The pandemic and measures taken to contain it significantly disrupted economic activity in our area, causing businesses and schools to close and an increase in unemployment. These disruptions made it difficult to solicit new business, analyze the financial impact on new and existing customers and grow our loan pipeline. The pandemic was largely responsible for a mortgage loan pipeline of $39 million at quarter end and an increase in average interest-earning bank balances of $66.6 million.

Net interest margin for the second quarter and first six months of 2020 was 2.64% and 2.63%, respectively, each increasing 6 basis points over the comparable periods of 2019. The increases were mainly attributable to our ability to reduce the rates paid on interest-bearing deposits faster than our interest-earning assets repriced downward as a significant portion of our municipal bond and mortgage loan portfolios have fixed rates.

At June 30, 2020, corporate bonds totaling $106.2 million had an unrealized loss of $12.8 million. The corporate bonds have a stated maturity of ten years and mature in 2028. The bonds provide a fixed interest rate for a period of two or three years and have a weighted average fixed rate yield of 5.14% at June 30, 2020, and then reset quarterly based on the ten year constant maturity swap rate. During the fourth quarters of 2020 and 2021, corporate bonds with current fair values totaling $77.6 million and $28.6 million, respectively, will begin to reprice on a quarterly basis. If the corporate bonds were to reprice on July 28, 2020, the weighted average floating rate yield would be approximately .77%.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The increase in noninterest income of $428,000 was primarily attributable to an increase in the non-service components of the Bank’s defined benefit pension plan of $523,000. Management remains focused on revenue enhancement initiatives, however, the pandemic is negatively affecting most categories of noninterest income.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

The increase in noninterest expense of $607,000 includes approximately $300,000 of expenses attributable to the pandemic, and $128,000 of severance charges related to the pending closure and consolidation of three branches. Pandemic expenses include branch and office sanitizing expenses, cleaning and safety equipment, IT-related expenditures and special staff bonuses in recognition of COVID-19 work-related challenges and the SBA PPP. Other factors which increased noninterest expense include higher salaries, employee benefits and equity compensation expense mainly related to hiring a middle market lending team, salary adjustments and the immediate vesting of stock awards granted to directors in the second quarter of 2020. These expenses were partially offset by decreases in FDIC insurance expense of $413,000 and marketing expense of $210,000. The decrease in FDIC insurance expense was due to assessment credits received by the Bank which are now fully utilized.

Income Taxes

Income tax expense decreased $581,000 when comparing the first six months of 2019 to the current six month period. The decrease is primarily attributable to lower pretax earnings in the current six-month period as compared to the 2019 period and a decline in the effective tax rate to 16.1%.

Results of Operations – Second Quarter 2020 Versus Second Quarter 2019

Net income for the second quarter of 2020 of $10.8 million was relatively unchanged from the comparable period of 2019. Earnings for the second quarter include an increase in net interest income of $829,000 and a decrease in the provision for credit losses of $330,000. Substantially offsetting these items were increases in noninterest expense and income tax expense of $884,000 and $114,000, respectively, and a decline in service charges on deposit accounts of $161,000 due to the pandemic. The increase in net interest income occurred for substantially the same reasons discussed above with respect to the six-month periods. The provision for credit losses was $92,000 for the current quarter on a CECL basis. The $92,000 provision was mainly attributable to the pandemic and includes $1.5 million to reflect current and forecasted economic conditions and $146,000 for net chargeoffs, partially offset by a decline in outstanding residential and commercial mortgage loans and lower historical loss rates. The increase in noninterest expense was primarily attributable to the items discussed above with respect to the six-month periods. The increase in income tax expense reflects higher pretax earnings in the current quarter and an increase in the effective tax rate to 16.8%.

Application of Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the ACL is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time and involves difficult and complex judgements about current and future matters that are inherently uncertain. In the event that management’s estimate needs to be adjusted based on, among other things, additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly different ACL and thereby materially impact, either positively or negatively, the Bank’s results of operations.

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

Management estimates the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical loss information from the Bank’s own loan portfolio has been compiled since December 31, 2007 and generally provides a starting point for management’s assessment of expected credit losses. A historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final ACL. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as for current and potential future changes in economic conditions over a one year to two year forecasting horizon, such as unemployment rates, GDP, vacancy rates, home prices or other relevant factors. The immediate reversion method is applied for periods beyond the forecasting horizon. The ACL is an amount that management currently believes will be adequate to absorb expected lifetime losses in the Bank’s loan portfolio. The process for estimating credit losses and determining the ACL as of any balance sheet date is subjective in nature and requires material estimates and judgements. Actual results could differ significantly from those estimates.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into eleven distinct pools: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) SBA PPP loans. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business credit scored pools, the migration method was selected to measure historical losses; no historical loss method was applied to the SBA PPP loan pool. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of general qualitative and quantitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in the nature and volume of loans; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as national and local unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of changes in the economy. The Bank’s ACL allocable to its loan pools results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the qualitative factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

Loans that do not share similar risk characteristics are evaluated on an individual basis. Such disparate risk characteristics may include internal or external credit ratings, risk ratings, collateral type, size of loan, effective interest rate, term, geographic location, industry or historical or expected loss pattern. Estimated losses for loans individually evaluated are based on either the fair value of collateral or the discounted value of expected future cash flows. For all collateral dependent loans evaluated on an individual basis, credit losses are measured based on the fair value of the collateral. In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgements. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life. Individually evaluated loans are not included in the estimation of credit losses from the pooled portfolio.

TDRs are individually evaluated for loss and generally reported at the present value of estimated future cash flows using the loan’s effective rate at inception. However, if a TDR is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral.

Asset Quality

The Corporation has identified certain assets as risk elements. These assets include nonaccrual loans, other real estate owned, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing and TDRs. These assets present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value. Information about the Corporation’s risk elements is set forth below.

	June 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans:
Troubled debt restructurings	$—	$465
Other	6,964	423
Total nonaccrual loans	6,964	888
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	—
Total nonperforming assets	6,964	888
Troubled debt restructurings - performing	1,346	1,070
Total risk elements	$8,310	$1,958

Nonaccrual loans as a percentage of total loans	.22%	.03%
Nonperforming assets as a percentage of total loans and other real estate owned	.22%	.03%
Risk elements as a percentage of total loans and other real estate owned	.26%	.06%

The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

In addition, during the second quarter of 2020, the Bank entered into $621 million of loan modifications on 775 loans. These modifications were done to support borrowers experiencing financial disruption and economic hardship as a result of the pandemic. Loan modifications were evaluated on a case-by-case basis for borrowers that were current as to principal and interest and were not in default prior to the pandemic. Loan modifications include a three month deferral of principal on 274 loans with an outstanding balance of $23 million and a three month deferral of principal and interest on 501 loans with an outstanding balance of $598 million. See “Loan Modifications” in the MD&A section of this Form 10-Q for further details.

Allowance and Provision for Credit Losses

The ACL is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ACL, and subsequent recoveries, if any, are credited to the ACL.

On January 1, 2020, the Bank recorded a $2.9 million credit to the allowance for credit losses to establish the ACL beginning balance of $32.2 million, or 1.01% of total loans, using the CECL methodology. The ACL increased $1.9 million from January 1, 2020 to June 30, 2020, amounting to $34.1 million, or 1.08% of total loans, at June 30, 2020 compared to $29.3 million, or .92% of total loans, on an incurred loss basis at December 31, 2019. Excluding SBA PPP loans, the reserve coverage ratio at June 30, 2020 is 1.13%. During the first half of 2020, the Bank had loan chargeoffs of $837,000, recoveries of $261,000 and recorded a provision for credit losses of $2.5 million. During the first six months of 2019, the Bank had loan chargeoffs of $1.0 million, recoveries of $12,000 and recorded a credit provision for loan losses of $35,000. The provision in the current period was largely attributable to the pandemic and includes $4.2 million to reflect current and forecasted economic conditions and $576,000 for net chargeoffs, partially offset by a decline in outstanding residential and commercial mortgage loans and lower historical loss rates. The credit provision in the 2019 period was driven mainly by declines in outstanding loans and historical loss rates, partially offset by net chargeoffs.

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

The pandemic continues to create substantial challenges for the Bank and its customers. The amount of future chargeoffs and provisions for credit losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans.

Loans secured by real estate represent approximately 91% of the Bank’s total loans outstanding at June 30, 2020. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. Economic conditions have deteriorated substantially as a result of the pandemic. The full impact of the pandemic on the Bank and our customers is beyond the Bank’s control and current knowledge and will ultimately be determined by the pace at which economic activity rebounds and the extent to which the economy recovers from the high level of unemployment and business disruptions.

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

The Corporation’s cash and cash equivalent position at June 30, 2020 was $173.7 million, up from $39.0 million at December 31, 2019. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans and operations exceeded the cash used to repay borrowings, purchase securities, repurchase common stock and pay cash dividends.

Securities increased $50.5 million during the first six months of 2020, from $697.5 million at year-end 2019 to $748.0 million at June 30, 2020. The increase is primarily attributable to purchases of $106.3 million, partially offset by maturities and redemptions of $54.8 million.

During the first half of 2020, total deposits grew $178.9 million, or 5.7%, to $3.3 billion at June 30, 2020. The increase was attributable to growth in checking deposits of $241.0 million, partially offset by decreases in time deposits of $42.7 million and savings, NOW and money market deposits of $19.3 million. The increase in checking deposits is mainly attributable to the SBA PPP.

Substantially all of the Bank’s borrowings are from the FHLB. Total borrowings decreased $28.2 million during the first six months of 2020. Short-term borrowings were mostly replaced with long-term debt as interest rates continued to decline in the first half of 2020. Long-term debt at June 30, 2020 represented 88.0% of total borrowings. The Bank’s long-term fixed-rate borrowing position, time deposits and pay-fixed interest rate swaps mitigate the impact that increases in interest rates could have on the Bank’s earnings.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale. At June 30, 2020, the Bank had approximately $198.4 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.6 billion at June 30, 2020.

Capital

Stockholders’ equity was $389.7 million at June 30, 2020 versus $389.1 million at December 31, 2019. The increase was mainly due to net income of $19.9 million, partially offset by cash dividends declared of $8.6 million, common stock repurchases of $5.9 million, a charge to retained earnings from the adoption of ASU 2016-13 of $2.3 million, and decreases in the after-tax value of available-for-sale securities of $287,000 and derivative instruments of $2.4 million.

In September 2019, the federal banking agencies, including the OCC and FRB, adopted a new rule to provide an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio (“CBLR”) framework, for qualifying community banking organizations. Under the rule, insured depository institutions and holding companies with less than $10 billion of total consolidated assets that meet certain qualifying criteria may elect to use the new framework. On January 1, 2020, the CBLR final rule became effective, and management elected to adopt the alternative framework. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules. By satisfying the CBLR, the Corporation and the Bank are deemed in compliance with all regulatory capital requirements, including the risk-based capital requirements, and are considered well-capitalized under the Prompt Corrective Action framework.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of the Corporation and the Bank at June 30, 2020 were 9.30% and 9.28%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

On April 6, 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the CARES Act, temporarily lowering the CBLR requirement to 8.00% effective with the second quarter of 2020 through the end of 2020, 8.50% for calendar year 2021 and 9.00% in 2022.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During the first quarter of 2020, the Corporation repurchased 261,700 shares of its common stock at a total cost of $5.9 million. Total repurchases completed since the commencement of the program amount to 2,025,100 shares at a cost of $45.6 million. Management does not expect to repurchase any additional shares in 2020 due to the economic uncertainty surrounding the pandemic and banking regulations regarding the amount of dividends a Bank can declare relative to its retained net income for the current year combined with the previous two calendar years.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows (1) a calculation of the Corporation’s EVE at June 30, 2020 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending June 30, 2021 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.5 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending June 30, 2021 and calculations of EVE at June 30, 2020 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at June 30, 2020		Year Ending June 30, 2021
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$568,516	-4.1%	$105,349	-2.7%
+ 200 basis point rate shock	590,958	-0.3%	107,046	-1.1%
+ 100 basis point rate shock	604,377	2.0%	108,263	—
Base case (no rate change)	592,752	—	108,265	—
- 100 basis point rate shock	468,394	-21.0%	108,920	0.6%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending June 30, 2021 because, among other things, the Bank would need to pay more for borrowings and it is assumed the Bank would need to increase the rates paid on its non-maturity deposits in order to remain competitive. Unlike non-maturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. Conversely, an immediate decrease in interest rates of 100 basis points could positively impact the Bank’s net interest income for the same time period because, among other things, the Bank would immediately pay less for overnight borrowings and may be able to further reduce deposit rates while the downward repricing of its interest-earning assets would lag. Changes in management’s estimates as to the rates that will need to be paid on non-maturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table. The decline in EVE in the minus 100 basis points scenario is predominantly due to the inability to reduce interest rates on deposit accounts below zero.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. In addition, the pandemic is having an adverse impact on the Corporation, its customers and the communities it serves. The adverse effect of the pandemic on the Corporation, its customers and the communities where it operates may adversely affect the Corporation’s business, results of operations and financial condition for an indefinite period of time. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, in Part I under “Item 1A. Risk Factors,” and in Part II under Item 1A. of Form 10-Q for the quarter ended March 31, 2020. Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the disclosure in Item 1A. Risk Factors, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 7, 2020	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
William Aprigliano, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)