Form 10-Q
period 2020-09-30
FIRST OF LONG ISLAND CORP
filed 2020-11-06
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of October 31, 2020, the registrant had 23,887,063 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2020	2019
Assets:
Cash and cash equivalents	$163,852	$38,968
Investment securities available-for-sale, at fair value	646,106	697,544

Loans:
Commercial and industrial	102,405	103,879
SBA Paycheck Protection Program	166,405	—
Secured by real estate:
Commercial mortgages	1,331,890	1,401,289
Residential mortgages	1,379,181	1,621,419
Home equity lines	55,070	59,231
Consumer and other	1,167	2,431
	3,036,118	3,188,249
Allowance for credit losses	(32,792)	(29,289)
	3,003,326	3,158,960

Restricted stock, at cost	22,029	30,899
Bank premises and equipment, net	38,691	40,017
Right-of-use asset - operating leases	12,387	14,343
Bank-owned life insurance	84,850	83,119
Pension plan assets, net	18,472	18,275
Deferred income tax benefit	3,395	317
Other assets	18,200	15,401
	$4,011,308	$4,097,843
Liabilities:
Deposits:
Checking	$1,165,065	$911,978
Savings, NOW and money market	1,638,980	1,720,599
Time, $100,000 and over	196,989	242,359
Time, other	247,812	269,080
	3,248,846	3,144,016

Short-term borrowings	57,708	190,710
Long-term debt	273,002	337,472
Operating lease liability	13,230	15,220
Accrued expenses and other liabilities	20,788	21,317
	3,613,574	3,708,735
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,864,840 and 23,934,632 shares	2,386	2,393
Surplus	106,595	111,744
Retained earnings	289,612	274,376
	398,593	388,513
Accumulated other comprehensive income (loss), net of tax	(859)	595
	397,734	389,108
	$4,011,308	$4,097,843

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income:
Loans	$83,349	$88,382	$26,461	$29,353
Investment securities:
Taxable	9,972	11,726	3,223	3,758
Nontaxable	7,520	8,819	2,454	2,773
	100,841	108,927	32,138	35,884
Interest expense:
Savings, NOW and money market deposits	7,946	13,856	1,307	5,015
Time deposits	8,487	11,361	2,559	4,030
Short-term borrowings	1,219	2,569	334	62
Long-term debt	6,177	5,558	2,020	1,883
	23,829	33,344	6,220	10,990
Net interest income	77,012	75,583	25,918	24,894
Provision for credit losses	2,450	279	—	314
Net interest income after provision for credit losses	74,562	75,304	25,918	24,580

Noninterest income:
Investment Management Division income	1,620	1,502	553	504
Service charges on deposit accounts	2,267	2,321	661	836
Net gains on sales of securities	2,556	—	2,556	—
Other	4,502	4,058	1,586	1,380
	10,945	7,881	5,356	2,720
Noninterest expense:
Salaries and employee benefits	28,278	26,536	9,365	8,555
Occupancy and equipment	9,324	8,712	3,191	2,872
Debt extinguishment	2,559	—	2,559	—
Other	8,496	8,993	3,024	2,903
	48,657	44,241	18,139	14,330
Income before income taxes	36,850	38,944	13,135	12,970

Income tax expense	6,176	6,576	2,368	2,187
Net income	$30,674	$32,368	$10,767	$10,783

Weighted average:
Common shares	23,867,726	24,855,562	23,860,764	24,470,249
Dilutive stock options and restricted stock units	38,678	177,072	37,773	192,860
	23,906,404	25,032,634	23,898,537	24,663,109
Earnings per share:
Basic	$1.29	$1.30	$0.45	$0.44
Diluted	1.28	1.29	0.45	0.44

Cash dividends declared per share	0.55	0.52	0.19	0.18

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income	$30,674	$32,368	$10,767	$10,783
Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	77	16,479	485	848
Change in funded status of pension plan	—	264	—	88
Change in net unrealized loss on derivative instruments	(2,152)	(4,334)	1,250	(276)
Other comprehensive income (loss) before income taxes	(2,075)	12,409	1,735	660
Income tax expense (benefit)	(621)	3,764	521	197
Other comprehensive income (loss)	(1,454)	8,645	1,214	463
Comprehensive income	$29,220	$41,013	$11,981	$11,246

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2020
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	23,934,632	$2,393	$111,744	$274,376	$595	$389,108
Effect of adopting ASU 2016-13				(2,325)		(2,325)
Balance at January 1, 2020 as adjusted
for change in accounting principle	23,934,632	2,393	111,744	272,051	595	386,783
Net income				9,148		9,148
Other comprehensive loss					(8,836)	(8,836)
Repurchase of common stock	(261,700)	(26)	(5,911)			(5,937)
Shares withheld upon the vesting
and conversion of RSUs	(66,142)	(6)	(1,521)			(1,527)
Common stock issued under
stock compensation plans	178,373	18	205			223
Common stock issued under
dividend reinvestment and
stock purchase plan	21,738	2	388			390
Stock-based compensation			251			251
Cash dividends declared				(4,286)		(4,286)
Balance at March 31, 2020	23,806,901	2,381	105,156	276,913	(8,241)	376,209
Net income				10,759		10,759
Other comprehensive income					6,168	6,168
Common stock issued under
stock compensation plans	41,725	4	32			36
Stock-based compensation			859			859
Cash dividends declared				(4,293)		(4,293)
Balance at June 30, 2020	23,848,626	2,385	106,047	283,379	(2,073)	389,738
Net income				10,767		10,767
Other comprehensive income					1,214	1,214
Common stock issued under
stock compensation plans	2,082		31			31
Common stock issued under
dividend reinvestment and
stock purchase plan	14,132	1	202			203
Stock-based compensation			315			315
Cash dividends declared				(4,534)		(4,534)
Balance, September 30, 2020	23,864,840	$2,386	$106,595	$289,612	$(859)	$397,734

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(CONTINUED)

	Nine Months Ended September 30, 2019
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2019	25,422,740	$2,542	$145,163	$249,922	$(9,440)	$388,187
Net income				10,841		10,841
Other comprehensive income					4,862	4,862
Repurchase of common stock	(674,800)	(67)	(15,264)			(15,331)
Shares withheld upon the vesting
and conversion of RSUs	(39,947)	(4)	(826)			(830)
Common stock issued under
stock compensation plans	122,456	12	223			235
Common stock issued under
dividend reinvestment and
stock purchase plan	69,898	7	1,427			1,434
Stock-based compensation			1,295			1,295
Cash dividends declared				(4,251)		(4,251)
Balance, March 31, 2019	24,900,347	$2,490	$132,018	$256,512	$(4,578)	$386,442
Net income				10,744		10,744
Other comprehensive income					3,320	3,320
Repurchase of common stock	(240,300)	(24)	(5,259)			(5,283)
Common stock issued under
stock compensation plans	1,362	—	30			30
Stock-based compensation			373			373
Cash dividends declared				(4,189)		(4,189)
Balance, June 30, 2019	24,661,409	$2,466	$127,162	$263,067	$(1,258)	$391,437
Net income				10,783		10,783
Other comprehensive income					463	463
Repurchase of common stock	(494,800)	(50)	(10,825)			(10,875)
Common stock issued under
stock compensation plans	6,679	1	86			87
Common stock issued under
dividend reinvestment and
stock purchase plan	9,191	1	189			190
Stock-based compensation			396			396
Cash dividends declared				(4,352)		(4,352)
Balance, September 30, 2019	24,182,479	$2,418	$117,008	$269,498	$(795)	$388,129

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$30,674	$32,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,450	279
Credit provision for deferred income taxes	(1,458)	(470)
Depreciation and amortization of premises and equipment	3,141	3,006
Amortization of right-of-use asset - operating leases	1,635	1,597
Premium amortization on investment securities, net	1,182	949
Net gains on sales of securities	(2,556)	—
Stock-based compensation expense	1,425	2,064
Accretion of cash surrender value on bank-owned life insurance	(1,731)	(1,633)
Pension expense (credit)	(197)	303
Decrease in other liabilities	(5,005)	(2,124)
Other decreases (increases) in assets	(2,713)	530
Net cash provided by operating activities	26,847	36,869
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	64,453	—
Proceeds from maturities and redemptions	109,354	90,014
Purchases	(120,918)	(44,981)
Held-to-maturity securities:
Proceeds from maturities and redemptions	—	3,107
Purchases	—	(1,569)
Net decrease in loans	150,296	65,004
Net decrease in restricted stock	8,870	10,552
Purchases of premises and equipment, net	(1,815)	(2,144)
Net cash provided by investing activities	210,240	119,983
Cash Flows From Financing Activities:
Net increase in deposits	104,830	141,851
Net decrease in short-term borrowings	(133,002)	(237,298)
Proceeds from long-term debt	120,000	48,945
Repayment of long-term debt	(184,470)	(50,500)
Issuance of common stock, net of shares withheld	(738)	1,059
Repurchase of common stock	(5,937)	(31,489)
Cash dividends paid	(12,886)	(12,890)
Net cash used in financing activities	(112,203)	(140,322)
Net increase in cash and cash equivalents	124,884	16,530
Cash and cash equivalents, beginning of year	38,968	47,358
Cash and cash equivalents, end of period	$163,852	$63,888
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$24,109	$33,161
Income taxes	7,432	6,557
Operating cash flows from operating leases	2,019	1,891
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	423	16,483
Cash dividends payable	4,534	4,358

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

The consolidated financial information included herein as of and for the periods ended September 30, 2020 and 2019 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2019 consolidated balance sheet was derived from the Corporation's December 31, 2019 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

Use of Estimates. In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported asset and liability balances, revenue and expense amounts, and the disclosures provided, including disclosure of contingent assets and liabilities, based on available information. Actual results could differ significantly from those estimates. Information available which could affect these judgements include, but are not limited to, changes in interest rates, changes in the performance of the economy including the economic impact of the COVID-19 pandemic (“pandemic”) on both the allowance and provision for credit losses, and changes in the financial condition of borrowers.

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

For available-for-sale investment securities which are in an unrealized loss position, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event. We consider, among other factors, the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss is likely, we assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of the amortized cost basis and determine the present value of cash flows expected to be collected from the security as compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss) (“OCI”).

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

2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and OCI. OCI includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. OCI for the Corporation consists of unrealized holding gains or losses on available-for-sale securities and derivative instruments and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated OCI is recognized as a separate component of stockholders’ equity.

The components of OCI and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Change in net unrealized holding gains on available-for-sale securities:
Change arising during the period	$2,633	$16,479	$3,041	$848
Reclassification adjustment for gains included in net income (1)	(2,556)	—	(2,556)	—
	77	16,479	485	848
Tax effect	25	4,941	146	254
	52	11,538	339	594
Change in funded status of pension plan:
Amortization of net actuarial loss included in net income (2)	—	264	—	88
Tax effect	—	118	—	26
	—	146	—	62
Change in unrealized loss on derivative instrument:
Amount of loss recognized during the period	(4,788)	(4,757)	(20)	(516)
Reclassification adjustment for net interest expense
included in net income (3)	2,636	423	1,270	240
	(2,152)	(4,334)	1,250	(276)
Tax effect	(646)	(1,295)	375	(83)
	(1,506)	(3,039)	875	(193)
Other comprehensive income (loss)	$(1,454)	$8,645	$1,214	$463

(1) Represents net realized gains arising from the sale of available-for-sale securities. These net gains are included in the consolidated statements of income in the line item “Net gains on sales of securities.” See “Note B – Investment Securities” for the income tax expense related to these net realized gains, which is included in the consolidated statements of income in the line item “Income tax expense.”

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

The following table sets forth the components of accumulated OCI, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/19	Change	9/30/20
Unrealized holding gains on available-for-sale securities	$6,945	$52	$6,997
Unrealized actuarial loss on pension plan	(3,254)	—	(3,254)
Unrealized loss on derivative instruments	(3,096)	(1,506)	(4,602)
Accumulated other comprehensive income (loss), net of tax	$595	$(1,454)	$(859)

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s available-for-sale investment securities, and the corresponding amounts of unrealized gains and losses recognized on an after-tax basis in accumulated OCI. There was no allowance for credit losses associated with the available-for-sale securities portfolio at September 30, 2020.

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$356,422	$14,917	$(111)	$371,228
Pass-through mortgage securities	92,186	2,474	—	94,660
Collateralized mortgage obligations	68,508	880	—	69,388
Corporate bonds	119,000	—	(8,170)	110,830
	$636,116	$18,271	$(8,281)	$646,106

	December 31, 2019
State and municipals	$372,113	$10,269	$(239)	$382,143
Pass-through mortgage securities	60,307	1,104	(39)	61,372
Collateralized mortgage obligations	136,211	2,247	(259)	138,199
Corporate bonds	119,000	—	(3,170)	115,830
	$687,631	$13,620	$(3,707)	$697,544

At September 30, 2020 and December 31, 2019, investment securities with a carrying value of $345,250,000 and $382,963,000, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2020 and December 31, 2019.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2020
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$6,096	$(111)	$—	$—	$6,096	$(111)
Pass-through mortgage securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate bonds	—	—	110,830	(8,170)	110,830	(8,170)
Total temporarily impaired	$6,096	$(111)	$110,830	$(8,170)	$116,926	$(8,281)

	December 31, 2019
State and municipals	$6,662	$(83)	$5,084	$(156)	$11,746	$(239)
Pass-through mortgage securities	5,287	(14)	4,084	(25)	9,371	(39)
Collateralized mortgage obligations	30,886	(259)	—	—	30,886	(259)
Corporate bonds	51,020	(980)	64,810	(2,190)	115,830	(3,170)
Total temporarily impaired	$93,855	$(1,336)	$73,978	$(2,371)	$167,833	$(3,707)

State and Municipals

At September 30, 2020, approximately $6.1 million of state and municipal bonds had an unrealized loss of $111,000. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The decline in value is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At September 30, 2020, approximately $110.8 million of corporate bonds had an unrealized loss of $8.2 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley, and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds provide a fixed interest rate for a period of two years or three years and had an original weighted average fixed rate yield of 5.14%, and then reset quarterly based on the ten year constant maturity swap rate. During the fourth quarters of 2020 and 2021, corporate bonds with current fair values totaling $80.6 million and $30.2 million, respectively, will begin to reprice on a quarterly basis.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The decline in fair value is attributable to an increase in credit spreads, a decline in interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continue to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at September 30, 2020.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Proceeds	$64,453	$—	$64,453	$—

Gains	$2,556	$—	$2,556	$—
Losses	—	—	—	—
Net gains	$2,556	$—	$2,556	$—

Income tax expense related to the net realized gains for the nine and three months ended September 30, 2020 was $766,000.

Sales of Held-to-Maturity Securities. There were no sales of held-to-maturity securities during the nine months ended September 30, 2019.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, and corporate bonds at September 30, 2020 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$9,578	$9,646
After 1 through 5 years	77,670	80,176
After 5 through 10 years	245,018	242,320
After 10 years	143,156	149,916
Mortgage-backed securities	160,694	164,048
	$636,116	$646,106

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

	September 30,	December 31, 2019
	2020	Loans			Allowance for Loan Losses
(in thousands)	Loans Outstanding	Individually Evaluated	Collectively Evaluated	Ending Balance	Individually Evaluated	Collectively Evaluated	Ending Balance
Commercial and industrial	$102,405	$—	$103,879	$103,879	$—	$1,493	$1,493
SBA PPP	166,405	—	—	—	—	—	—
Commercial mortgages:
Multifamily	766,868	—	835,013	835,013	—	7,151	7,151
Other	446,281	—	447,484	447,484	—	3,498	3,498
Owner-occupied	118,741	501	118,291	118,792	—	921	921
Residential mortgages:
Closed end	1,379,181	1,189	1,620,230	1,621,419	14	15,684	15,698
Revolving home equity	55,070	—	59,231	59,231	—	515	515
Consumer and other	1,167	268	2,163	2,431	—	13	13
	$3,036,118	$1,958	$3,186,291	$3,188,249	$14	$29,275	$29,289

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

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include, among others, differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, GDP, vacancies, home prices, average growth in pools of loans, delinquencies or other factors associated with the financial assets. The allowance for SBA PPP loans represents an estimate of potential loss due to documentation and processing deficiencies. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

The pandemic had an adverse impact on the provision for credit losses during the first nine months of 2020 and resulted in certain loan modifications to borrowers experiencing financial disruption and economic hardship. Q-factors assessing the risks associated with these modifications and Q-factors derived from reasonable and supportable forecasts of unemployment, GDP, vacancies and home prices were the key drivers in estimating the ACL at September 30, 2020, offset in part by the decline in loan balances for most loan pools.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/20	Impact of ASC 326 Adoption	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/20
Commercial and industrial	$1,493	$(244)	$1,124	$295	$995	$1,415
SBA PPP	—	—	—	—	250	250
Commercial mortgages:
Multifamily	7,151	1,059	298	—	778	8,690
Other	3,498	(47)	502	1	993	3,943
Owner-occupied	921	778	—	—	(77)	1,622
Residential mortgages:
Closed end	15,698	1,356	175	2	(566)	16,315
Revolving home equity	515	(6)	33	—	78	554
Consumer and other	13	(8)	3	2	(1)	3
	$29,289	$2,888	$2,135	$300	$2,450	$32,792

(in thousands)	Balance at 7/1/20	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/20
Commercial and industrial	$1,593	$309	$38	$93	$1,415
SBA PPP	249	—	—	1	250
Commercial mortgages:
Multifamily	8,856	298	—	132	8,690
Other	3,860	502	1	584	3,943
Owner-occupied	1,622	—	—	—	1,622
Residential mortgages:
Closed end	17,384	156	—	(913)	16,315
Revolving home equity	482	33	—	105	554
Consumer and other	5	—	—	(2)	3
	$34,051	$1,298	$39	$—	$32,792

(in thousands)	Balance at 1/1/19	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 9/30/19
Commercial and industrial	$1,158	$492	$18	$685	$1,369
Commercial mortgages:
Multifamily	5,851	—	—	968	6,819
Other	3,783	—	—	(394)	3,389
Owner-occupied	743	—	—	315	1,058
Residential mortgages:
Closed end	18,844	433	1	(1,711)	16,701
Revolving home equity	410	358	—	454	506
Consumer and other	49	1	4	(38)	14
	$30,838	$1,284	$23	$279	$29,856

(in thousands)	Balance at 7/1/19	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 9/30/19
Commercial and industrial	$1,201	$127	$10	$285	$1,369
Commercial mortgages:
Multifamily	6,730	—	—	89	6,819
Other	3,440	—	—	(51)	3,389
Owner-occupied	828	—	—	230	1,058
Residential mortgages:
Closed end	17,148	—	—	(447)	16,701
Revolving home equity	397	109	—	218	506
Consumer and other	24	1	1	(10)	14
	$29,768	$237	$11	$314	$29,856

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	September 30, 2020
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$136	$400	$—	$—	$—	$536	$101,869	$102,405
SBA PPP	—	—	—	—	—	—	166,405	166,405
Commercial mortgages:
Multifamily	—	—	—	—	—	—	766,868	766,868
Other	—	—	—	—	—	—	446,281	446,281
Owner-occupied	—	—	—	—	—	—	118,741	118,741
Residential mortgages:
Closed end	446	—	—	—	1,520	1,966	1,377,215	1,379,181
Revolving home equity	—	—	—	—	634	634	54,436	55,070
Consumer and other	—	—	—	—	—	—	1,167	1,167
	$582	$400	$—	$—	$2,154	$3,136	$3,032,982	$3,036,118

	December 31, 2019
Commercial and industrial	$196	$—	$—	$—	$—	$196	$103,683	$103,879
Commercial mortgages:
Multifamily	—	—	—	—	—	—	835,013	835,013
Other	—	—	—	—	—	—	447,484	447,484
Owner-occupied	—	—	—	—	—	—	118,792	118,792
Residential mortgages:
Closed end	2,316	—	—	—	888	3,204	1,618,215	1,621,419
Revolving home equity	—	414	—	—	—	414	58,817	59,231
Consumer and other	2	—	—	—	—	2	2,429	2,431
	$2,514	$414	$—	$—	$888	$3,816	$3,184,433	$3,188,249

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at September 30, 2020 or December 31, 2019.

Accrued interest receivable from loans totaled $12,094,000 and $8,409,000 at September 30, 2020 and December 31, 2019, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

COVID-19 Loan Modifications. During the second quarter, the Bank provided payment deferrals in the form of loan modifications to borrowers experiencing financial disruption and economic hardship as a result of the pandemic. As of October 26, 2020, all such loans have resumed making payment and are current except for three small business loans that were charged-off in the third quarter totaling $281,000, one loan that was 30 to 89 days past due in the amount of $123,000 and four loans that have not yet made full payments in the amount of $1.3 million. Under the guidance issued by FASB and federal banking agencies and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), these are not considered troubled debt restructurings (“TDR”).

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

The Bank did not modify any loans in a TDR during the first nine months of 2020 or 2019.

At September 30, 2020, the Bank had no allowance allocated to TDRs. At December 31, 2019, the Bank had an allowance of $14,000 allocated to specific TDRs. The Bank had no commitments to lend additional amounts in connection with loans that were classified as TDRs.

There were no TDRs for which there was a payment default during the nine months ended September 30, 2020 and 2019 that were modified during the 12-month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics. Credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions including those arising from the pandemic, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by real estate mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City (“NYC”), and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment and other income of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled. These sources of repayment are dependent on, among other things, the strength of the local economy. In addition, the pandemic continues to present substantial challenges for the Bank and its customers. These challenges may result in higher drawdowns by customers on the Bank’s lending commitments and higher past due and nonaccrual loans, TDRs and credit losses. In addition, the value of collateral supporting mortgage loans may be negatively impacted leading to a deterioration in the Bank’s loan-to-value ratios and increased risk of loss.

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

	September 30, 2020
	Term Loans by Origination Year
							Revolving
(in thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial and industrial:
Pass	$17,183	$12,742	$8,331	$11,215	$6,021	$23,435	$21,513	$100,440
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	70	126	—	300	—	496
Substandard	850	424	—	—	—	195	—	1,469
Doubtful	—	—	—	—	—	—	—	—
	$18,033	$13,166	$8,401	$11,341	$6,021	$23,930	$21,513	$102,405
SBA PPP:
Pass	$166,405	$—	$—	$—	$—	$—	$—	$166,405
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$166,405	$—	$—	$—	$—	$—	$—	$166,405
Commercial mortgages – multifamily:
Pass	$11,775	$152,676	$163,523	$162,452	$32,103	$240,776	$—	$763,305
Watch	—	—	—	1,282	2,281	—	—	3,563
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$11,775	$152,676	$163,523	$163,734	$34,384	$240,776	$—	$766,868
Commercial mortgages – other:
Pass	$45,554	$44,950	$50,019	$50,897	$106,006	$147,452	$—	$444,878
Watch	—	—	—	—	—	1,403	—	1,403
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$45,554	$44,950	$50,019	$50,897	$106,006	$148,855	$—	$446,281
Commercial mortgages – owner-occupied:
Pass	$6,062	$43,677	$8,938	$9,869	$12,580	$35,264	$—	$116,390
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,854	—	497	—	2,351
Doubtful	—	—	—	—	—	—	—	—
	$6,062	$43,677	$8,938	$11,723	$12,580	$35,761	$—	$118,741
Residential mortgages:
Pass	$7,037	$24,861	$298,581	$363,697	$267,230	$415,241	$54,022	$1,430,669
Watch	—	—	—	—	—	300	414	714
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	459	—	—	1,775	634	2,868
Doubtful	—	—	—	—	—	—	—	—
	$7,037	$24,861	$299,040	$363,697	$267,230	$417,316	$55,070	$1,434,251
Consumer and other:
Pass	$—	$207	$19	$28	$315	$282	$—	$851
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	239	—	—	—	—	—	239
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	77	77
	$—	$446	$19	$28	$315	$282	$77	$1,167

Total Loans	$254,866	$279,776	$529,940	$601,420	$426,536	$866,920	$76,660	$3,036,118

	December 31, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$100,095	$—	$3,493	$291	$—	$—	$103,879
Commercial mortgages:
Multifamily	831,360	—	3,653	—	—	—	835,013
Other	437,655	—	9,829	—	—	—	447,484
Owner-occupied	113,534	—	4,757	501	—	—	118,792
Residential mortgages:
Closed end	1,619,034	306	890	1,189	—	—	1,621,419
Revolving home equity	58,816	415	—	—	—	—	59,231
Consumer and other	1,644	—	—	268	—	519	2,431
	$3,162,138	$721	$22,622	$2,249	$—	$519	$3,188,249

5 - STOCK-BASED COMPENSATION

The following tables present a summary of restricted stock units (“RSUs”) and options outstanding at September 30, 2020 and changes during the nine month period then ended. Of the 167,019 RSUs outstanding at quarter end, 57,144 are scheduled to vest during 2020.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2020	254,591	$22.87
Granted	70,883	21.05
Converted	(157,705)	23.91
Forfeited	(750)	26.00
Outstanding at September 30, 2020	167,019	$21.10	0.97	$2,474

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2020	55,346	$12.34
Exercised	(17,673)	11.14
Forfeited or expired	(1,125)	10.37
Outstanding and exercisable at September 30, 2020	36,548	$12.98	0.41	$67

As of September 30, 2020, there was $1,488,000 of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.2 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2020:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$371,228	$—	$369,753	$1,475
Pass-through mortgage securities	94,660	—	94,660	—
Collateralized mortgage obligations	69,388	—	69,388	—
Corporate bonds	110,830	—	110,830	—
	$646,106	$—	$644,631	$1,475
Financial Liabilities:
Derivative - interest rate swaps	$6,570	$—	$6,570	$—

December 31, 2019:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$382,143	$—	$380,299	$1,844
Pass-through mortgage securities	61,372	—	61,372	—
Collateralized mortgage obligations	138,199	—	138,199	—
Corporate bonds	115,830	—	115,830	—
	$697,544	$—	$695,700	$1,844
Financial Liabilities:
Derivative - interest rate swaps	$4,418	$—	$4,418	$—

State and municipal available-for-sale securities measured using Level 3 inputs. The Bank held six non-rated bond anticipation notes with a book value of $1.5 million at September 30, 2020. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at September 30, 2020.

There were no assets measured at fair value on a nonrecurring basis at September 30, 2020 or December 31, 2019.

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

	Level of	September 30, 2020		December 31, 2019
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$163,852	$163,852	$38,968	$38,968
Loans	Level 3	3,003,326	3,005,752	3,158,960	3,113,442
Restricted stock	Level 1	22,029	22,029	30,899	30,899

Financial Liabilities:
Checking deposits	Level 1	1,165,065	1,165,065	911,978	911,978
Savings, NOW and money market deposits	Level 1	1,638,980	1,638,980	1,720,599	1,720,599
Time deposits	Level 2	444,801	455,817	511,439	515,019
Short-term borrowings	Level 1	57,708	57,708	190,710	190,710
Long-term debt	Level 2	273,002	281,668	337,472	339,445

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

The Bank entered into an interest rate swap with a notional amount totaling $150 million on May 22, 2018 and a second interest rate swap with a notional amount of $50 million on January 17, 2019. The interest rate swaps were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered certificates of deposit (“CDs”). The swaps were determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other liabilities, with changes in fair value net of related income taxes recorded in OCI. The amount included in accumulated OCI would be reclassified to current earnings should the hedges no longer be considered effective. The Corporation expects the hedges to remain fully effective during the remaining term of the swaps.

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	September 30, 2020	December 31, 2019
Notional amount	$200 million	$200 million
Weighted average fixed pay rate	2.83%	2.83%
Weighted average 3-month LIBOR receive rate	0.23%	2.04%
Weighted average maturity	1.31 Years	2.06 Years

Interest expense recorded on the swap transactions, which totaled $2,636,000 and $423,000 for the nine months ended September 30, 2020 and 2019, respectively, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable-rate liabilities. During the nine months ended September 30, 2020, the Corporation had $2,636,000 of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $3,844,000 will be reclassified as an increase to interest expense.

The following table presents the net losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Interest rate contracts:
Amount of loss recognized in OCI (effective portion)	$4,788	$4,757	$20	$516
Amount of loss reclassified from OCI to interest expense	2,636	423	1,270	240
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—	—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheets at the periods indicated.

	September 30, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$6,570		$—	$4,418
Interest rate swap hedging FHLB advances	$50,000			$50,000
Interest rate swap hedging brokered CDs	150,000			150,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At September 30, 2020, the Bank was in compliance with the collateral posting provisions to its counterparty. The total amount of collateral posted was approximately $7.7 million. If the Bank had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreement at the termination value.

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

Overview

Net income and earnings per share for the first nine months of 2020 were $30.7 million and $1.28 respectively, compared to $32.4 million and $1.29, respectively, for the same period last year. Dividends per share increased 5.8%, from $.52 for the first nine months of 2019 to $.55 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first nine months of 2020 were .98% and 10.49%, respectively, versus 1.03% and 11.04%, respectively, for the same period last year. Book value per share was $16.67 at the close of the current period, compared to $16.26 at year-end 2019.

Analysis of Earnings – Nine Month Periods. Net income for the first nine months of 2020 was $30.7 million, a decrease of $1.7 million, or 5.2%, versus the same period last year. The decrease is due to increases in the provision for credit losses of $2.2 million and noninterest expense, before debt extinguishment costs, of $1.9 million. These items were partially offset by increases in net interest income of $1.4 million and noninterest income, before securities gains, of $508,000 and a decrease in income tax expense of $400,000.

The increase in net interest income is mainly attributable to a reduction in deposit rates in response to decreases in the Federal Funds Target Rate to near zero as well as significant declines in rates across the entire yield curve. Decreases in the cost of savings, NOW and money market deposits and interest-bearing liabilities far outpaced the decline in yield on securities and loans which are generally not subject to immediate repricing with changes in market interest rates. The increase in net interest income was also attributable to income from SBA PPP loans and a favorable shift in the mix of funding. Average checking deposits include a portion of the proceeds of PPP loans.

Net interest margin for the first nine months of 2020 was 2.64%, increasing 7 basis points over the comparable period of 2019. The increase was mainly attributable to our ability to reduce the rates paid on interest-bearing deposits faster than our interest-earning assets repriced downward as a significant portion of our municipal bond and mortgage loan portfolios have fixed rates.

The provision for credit losses was $2.5 million for the first nine months of 2020 on a CECL basis as compared to $279,000 for the 2019 period on an incurred loss basis. The $2.5 million provision for the current nine-month period was primarily attributable to the pandemic and includes $4.2 million to reflect current and forecasted economic conditions and $1.8 million for net chargeoffs, partially offset by a decline in outstanding loan balance of residential and commercial mortgages. The $279,000 provision for the 2019 period was driven mainly by net chargeoffs of $1.3 million, partially offset by a decline in outstanding loans.

The increase in noninterest income, before securities gains, of $508,000 is primarily attributable to an increase in the non-service components of the Bank’s defined benefit pension plan. Management remains focused on revenue enhancement initiatives; however, the pandemic is negatively affecting most categories of noninterest income.

The increase in noninterest expense, before debt extinguishment costs, of $1.9 million includes charges related to the closure and consolidation of six branches, technology and service contract termination costs and expenses attributable to the pandemic.

In late September 2020, the Bank eliminated some inefficient leverage by selling mortgage-backed securities with a carrying value of $64.5 million and using the proceeds along with excess cash of $66.8 million to prepay long-term debt of $128.7 million. The transactions resulted in an overall net loss of $3,000 with the gain on sale of securities and loss on extinguishment of debt essentially the same at $2.6 million each. Because of the timing of the transactions, there was little impact on net interest margin for the current quarter or nine-month period. The deleveraging is expected to benefit net interest margin in the fourth quarter of 2020 by approximately 10 basis points and improve the leverage ratio. The benefit to net interest margin could be offset by challenges we face discussed throughout this Form 10-Q.

The decrease in income tax expense of $400,000 is attributable to lower pretax earnings in the current nine-month period as compared to the 2019 period and a decline in the effective tax rate to 16.8%.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) on a CECL basis was 1.01% at January 1, 2020, 1.09% at March 31, 2020 and 1.08% at June 30, 2020 and September 30, 2020. Excluding PPP loans, the reserve coverage ratio increased 8 basis points during the first quarter of 2020, another 4 basis points during the second quarter of 2020 and maintained that level during the third quarter of 2020. Nonaccrual loans, TDRs and loans past due 30 through 89 days all remain at low levels.

COVID-19 Loan Modifications. During the second quarter, the Bank provided payment deferrals in the form of loan modifications to borrowers experiencing financial disruption and economic hardship as a result of the pandemic. As of October 26, 2020, all such loans have resumed making payment and are current except for three small business loans that were charged-off in the third quarter totaling $281,000, one loan that was 30 to 89 days past due in the amount of $123,000 and four loans that have not yet made full payments in the amount of $1.3 million.

Key Initiatives and Challenges We Face. Our strategy is focused on increasing shareholder value through loan and deposit growth, the maintenance of strong credit quality, a strong efficiency ratio and an optimal amount of capital. Key strategic initiatives include building on our relationship banking business, growing fee income, enhancing our brand, highlighting our digital offerings and refining our branch strategy.

The interest rate and economic environment continues to exert substantial pressure on net interest income, net interest margin, earnings, profitability metrics, loans outstanding and the Bank’s ability to grow. These items could be negatively impacted by yield curve inversion, low yields available on loans and securities and potential credit losses arising from current economic conditions. Among other things, very low interest rates have caused an acceleration of residential mortgage loan repayments and repricings which are expected to continue in the fourth quarter. The weighted average reduction in yield for refinancings completed or in process at quarter end was 75 basis points which will reduce quarterly net interest income by approximately $500,000. In addition, during the fourth quarters of 2020 and 2021, corporate bonds with current fair values of $80.6 million and $30.2 million, respectively, and an original weighted average fixed rate yield of 5.14% begin repricing on a quarterly basis to a floating rate. At current rates, the weighted average floating rate yield would be .89%. Such repricings will reduce net interest income for the fourth quarter of 2020 by approximately $700,000.

The pandemic continues to present substantial challenges for the Bank and its customers. While business activity in the NYC metropolitan area has started to improve, the pace of the recovery is slow and remains uncertain. An elevated level of unemployment and the significant business disruption experienced in the spring and summer cast some doubt on the extent of economic recovery that is possible in the near term and the ability of some businesses to continue operations.

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

	Nine Months Ended September 30,
	2020			2019
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$111,979	$159.19%		$30,617	$530	2.31%
Investment securities:
Taxable	356,512	9,813	3.67	369,525	11,196	4.04
Nontaxable (1)	375,570	9,519	3.38	411,354	11,163	3.62
Loans (1)	3,146,738	83,353	3.53	3,231,573	88,388	3.65
Total interest-earning assets	3,990,799	102,844	3.44	4,043,069	111,277	3.67
Allowance for credit losses	(33,286)			(30,203)
Net interest-earning assets	3,957,513			4,012,866
Cash and due from banks	33,144			37,104
Premises and equipment, net	39,588			41,064
Other assets	135,351			127,565
	$4,165,596			$4,218,599
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,687,377	7,946.63		$1,710,985	13,856	1.08
Time deposits	486,181	8,487	2.33	645,596	11,361	2.35
Total interest-bearing deposits	2,173,558	16,433	1.01	2,356,581	25,217	1.43
Short-term borrowings	81,509	1,219	2.00	137,100	2,569	2.51
Long-term debt	420,255	6,177	1.96	361,791	5,558	2.05
Total interest-bearing liabilities	2,675,322	23,829	1.19	2,855,472	33,344	1.56
Checking deposits	1,067,839			940,717
Other liabilities	31,878			30,554
	3,775,039			3,826,743
Stockholders' equity	390,557			391,856
	$4,165,596			$4,218,599

Net interest income (1)		$79,015			$77,933
Net interest spread (1)			2.25%			2.11%
Net interest margin (1)			2.64%			2.57%

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

	Nine Months Ended September 30,
	2020 Versus 2019
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$447	$(818)	$(371)
Investment securities:
Taxable	(384)	(999)	(1,383)
Nontaxable	(934)	(710)	(1,644)
Loans	(2,226)	(2,809)	(5,035)
Total interest income	(3,097)	(5,336)	(8,433)

Interest Expense:
Savings, NOW & money market deposits	(177)	(5,733)	(5,910)
Time deposits	(2,783)	(91)	(2,874)
Short-term borrowings	(901)	(449)	(1,350)
Long-term debt	869	(250)	619
Total interest expense	(2,992)	(6,523)	(9,515)
Increase (decrease) in net interest income	$(105)	$1,187	$1,082

Net Interest Income

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2020 was $79.0 million, an increase of $1.1 million, or 1.4%, from $77.9 million for the same period of 2019. The increase in net interest income is mainly attributable to a reduction in deposit rates in response to decreases in the Federal Funds Target Rate to near zero as well as significant declines in rates across the entire yield curve. The cost of savings, NOW and money market deposits declined 45 basis points to .63% and the cost of interest-bearing liabilities declined 37 basis points to 1.19%. These decreases far outpaced the 15 basis point decline in yield on securities and loans which are generally not subject to immediate repricing with changes in market interest rates. The increase in net interest income was also attributable to income from SBA PPP loans of $1.9 million and a favorable shift in the mix of funding as an increase in average checking deposits of $127.1 million and a decline in average interest-bearing liabilities of $180.2 million resulted in average checking deposits comprising a larger portion of total funding. Average checking deposits include a portion of the proceeds of PPP loans.

The decline in yield on securities and loans was mainly attributable to an increase in prepayment speeds and lower yields available on securities purchases and loan originations. The economic impact of the pandemic caused loans and the overall balance sheet to shrink during the past two quarters. The average balance of loans decreased $84.8 million, or 2.6%, and the average balance of investment securities declined $48.8 million, or 6.2%. The average balance of loans for the current nine-month period includes $97.4 million of PPP loans at a weighted average yield of approximately 2.65%. Measures taken to contain the pandemic significantly disrupted economic activity in our area, caused business and school closures and thus increased unemployment. These disruptions caused management to put a pause on its loan pipeline and slow new business development efforts. The decrease in loans and securities resulted in average interest-earning bank balances increasing $81.4 million, or 266%. Assuming economic activity continues to improve and business restrictions continue to be relaxed in our marketplace, our mortgage loan pipeline is expected to increase through year-end. The mortgage loan pipeline was $72 million at September 30, 2020, an increase of $33 million during the quarter.

Net interest margin for the third quarter and first nine months of 2020 were 2.66% and 2.64%, respectively, increasing 10 and 7 basis points, respectively, over the comparable periods of 2019. The increases were mainly attributable to our ability to reduce the rates paid on interest-bearing deposits faster than our interest-earning assets repriced downward as a significant portion of our municipal bond and mortgage loan portfolios have fixed rates. The PPP loan yields and acceleration of prepayments of residential mortgage loans during 2020 exerted downward pressure on net interest income and margin.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The increase in noninterest income, before securities gains, of $508,000, or 6.4%, was primarily attributable to an increase in the non-service components of the Bank’s defined benefit pension plan of $784,000. Management remains focused on revenue enhancement initiatives; however, the pandemic is negatively affecting most categories of noninterest income.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

The increase in noninterest expense, before debt extinguishment costs, of $1.9 million includes charges related to the closure and consolidation of six branches of $476,000, technology and service contract termination costs related to our Investment Management Division of $315,000 and expenses attributable to the pandemic of approximately $300,000. Other factors which increased noninterest expense include salaries, employee benefits and equity compensation expense mainly related to hiring lending and credit staff, salary adjustments and the immediate vesting of stock awards in 2020. These expenses were partially offset by decreases in consulting fees of $634,000 and marketing expense of $216,000. The decrease in consulting fees was mainly due to a revenue enhancement project in 2019.

In late September 2020, the Bank eliminated some inefficient leverage by selling mortgage-backed securities with a carrying value of $64.5 million and using the proceeds along with excess cash of $66.8 million to prepay long-term debt of $128.7 million. The transactions resulted in an overall net loss of $3,000 with the gain on sale of securities and loss on extinguishment of debt essentially the same at $2.6 million each.

Income Taxes

Income tax expense decreased $400,000 when comparing the first nine months of 2019 to the current nine month period. The decrease is primarily attributable to lower pretax earnings in the current nine-month period as compared to the 2019 period and a decline in the effective tax rate to 16.8%.

Results of Operations – Third Quarter 2020 Versus Third Quarter 2019

Net income for the third quarter of 2020 of $10.8 million was essentially unchanged from the comparable period of 2019. Earnings for the third quarter include increases in net interest income of $1.0 million and noninterest income, before securities gains, of $80,000, and a decrease in the provision for credit losses of $314,000. The positive impact of these items was offset by increases in noninterest expense, before debt extinguishment costs, of $1.3 million, and income tax expense of $181,000. The increases in net interest income and noninterest income occurred for substantially the same reasons discussed above with respect to the nine-month periods. There was no provision for credit losses for the current quarter on a CECL basis as net chargeoffs of $1.3 million and an increase in historical loss rates were offset by a decline in the outstanding loan balance of residential and commercial mortgages. The increase in noninterest expense was mainly due to the aforementioned branch closures and consolidations, contract termination charges and higher salaries and employee benefits-related costs in the current quarter. Partially offsetting these increases was a decline in consulting fees of $431,000 due to the aforementioned revenue enhancement project. The increase in income tax expense reflects higher pretax earnings in the current quarter and an increase in the effective tax rate to 18.0%. Earnings for the current quarter also reflects the aforementioned deleveraging transaction.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into eleven distinct pools: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) SBA PPP loans. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business credit scored pools, the migration method was selected to measure historical losses; no historical loss method was applied to the SBA PPP loan pool. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of general qualitative and quantitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include, among others: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in the nature and volume of loans; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as national and local unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of changes in the economy. The Bank’s ACL results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

	September 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans:
Troubled debt restructurings	$—	$465
Other	2,154	423
Total nonaccrual loans	2,154	888
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	—
Total nonperforming assets	2,154	888
Troubled debt restructurings - performing	1,329	1,070
Total risk elements	$3,483	$1,958

Nonaccrual loans as a percentage of total loans	.07%	.03%
Nonperforming assets as a percentage of total loans and other real estate owned	.07%	.03%
Risk elements as a percentage of total loans and other real estate owned	.11%	.06%

The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

In addition, during the second quarter, the Bank provided payment deferrals in the form of loan modifications to borrowers experiencing financial disruption and economic hardship as a result of the pandemic. As of October 26, 2020, all such loans have resumed making payment and are current except for three small business loans that were charged-off in the third quarter totaling $281,000, one loan that was 30 to 89 days past due in the amount of $123,000 and four loans that have not yet made full payments in the amount of $1.3 million.

Allowance and Provision for Credit Losses

The ACL is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ACL, and subsequent recoveries, if any, are credited to the ACL.

On January 1, 2020, the Bank recorded a $2.9 million credit to the allowance for credit losses to establish the ACL beginning balance of $32.2 million, or 1.01% of total loans, using the CECL methodology. The ACL increased $615,000 from January 1, 2020 to September 30, 2020, amounting to $32.8 million, or 1.08% of total loans, at September 30, 2020 compared to $29.3 million, or .92% of total loans, on an incurred loss basis at December 31, 2019. Excluding SBA PPP loans, the reserve coverage ratio at September 30, 2020 is 1.13%. During the first nine months of 2020, the Bank had loan chargeoffs of $2.1 million, recoveries of $300,000 and recorded a provision for credit losses of $2.5 million. During the first nine months of 2019, the Bank had loan chargeoffs of $1.3 million, recoveries of $23,000 and recorded a provision for loan losses of $279,000. The provision in the current period was largely attributable to the pandemic and includes $4.2 million to reflect current and forecasted economic conditions and $1.8 million for net chargeoffs, partially offset by a decline in outstanding residential and commercial mortgage loans. The provision in the 2019 period was driven mainly by net chargeoffs of $1.3 million, partially offset a decline in outstanding loans.

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

The pandemic continues to present substantial challenges for the Bank and its customers. The amount of future chargeoffs and provisions for credit losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 91% of the Bank’s total loans outstanding at September 30, 2020. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the NYC metropolitan area has started to improve, the pace of the recovery is slow and remains uncertain. An elevated level of unemployment and the significant business disruption experienced in the spring and summer cast some doubt on the extent of economic recovery that is possible in the near term and the ability of some businesses to continue operations.

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

The Corporation’s cash and cash equivalent position at September 30, 2020 was $163.9 million, up from $39.0 million at December 31, 2019. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans and operations exceeded the cash used to repay borrowings, purchase securities, repurchase common stock and pay cash dividends.

Securities decreased $51.4 million during the first nine months of 2020, from $697.5 million at year-end 2019 to $646.1 million at September 30, 2020. The decrease is primarily attributable to maturities and redemptions of $109.4 million and sales of $64.5 million, partially offset by purchases of $120.9 million.

During the first nine months of 2020, total deposits grew $104.8 million, or 3.3%, to $3.2 billion at September 30, 2020. The increase was attributable to growth in checking deposits of $253.1 million, partially offset by decreases in time deposits of $66.6 million and savings, NOW and money market deposits of $81.6 million. Checking deposits include a portion of the proceeds of PPP loans.

In late September 2020, the Bank eliminated some inefficient leverage by selling mortgage-backed securities with a carrying value of $64.5 million and using the proceeds along with excess cash of $66.8 million to prepay long-term debt of $128.7 million. The transactions resulted in an overall net loss of $3,000 with the gain on sale of securities and loss on extinguishment of debt essentially the same at $2.6 million each. The deleveraging is expected to benefit net interest margin in the fourth quarter of 2020 by approximately 10 basis points and improve the leverage ratio.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale. At September 30, 2020, the Bank had approximately $190.0 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had borrowing capacity of approximately $1.7 billion at September 30, 2020.

Capital

Stockholders’ equity was $397.7 million at September 30, 2020 versus $389.1 million at December 31, 2019. The increase was mainly due to net income of $30.7 million, partially offset by cash dividends declared of $13.1 million, common stock repurchases of $5.9 million, a charge to retained earnings from the adoption of ASU 2016-13 of $2.3 million, and decreases in the after-tax value of derivative instruments of $1.5 million.

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9% (“qualifying community banking organizations”), will be eligible to opt into a community bank leverage ratio (the “CBLR”) framework. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action statutes. The agencies reserved the authority to disallow the use of the community bank leverage ratio framework by a financial institution or holding company, based on the risk profile of the organization.

The Corporation and the Bank elected to adopt the alternative CBLR framework. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of the Corporation and the Bank at September 30, 2020 were 9.57% and 9.58%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

On April 6, 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the CARES Act, temporarily lowering the CBLR requirement to 8.00% through the end of 2020, 8.50% for calendar year 2021 and 9.00% in 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the CBLR, it will have a two-quarter grace period to satisfy the CBLR.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During the first quarter of 2020, the Corporation repurchased 261,700 shares of its common stock at a total cost of $5.9 million. Total repurchases completed since the commencement of the program amount to 2,025,100 shares at a cost of $45.6 million. The Corporation did not repurchase shares in the second and third quarters and expects to restart its share repurchase program during the fourth quarter of 2020.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at September 30, 2020 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending September 30, 2021 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.4 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending September 30, 2021 and calculations of EVE at September 30, 2020 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at September 30, 2020		Year Ending September 30, 2021
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$548,630	-0.8%	$100,185	-2.7%
+ 200 basis point rate shock	561,803	1.5%	101,805	-1.1%
+ 100 basis point rate shock	568,214	2.7%	102,980	0.1%
Base case (no rate change)	553,291	—	102,926	—
- 100 basis point rate shock	454,178	-17.9%	101,619	-1.3%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending September 30, 2021 because, among other things, the Bank would need to pay more for borrowings and it is assumed the Bank would need to increase the rates paid on its non-maturity deposits in order to remain competitive. Unlike non-maturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. An immediate decrease in interest rates of 100 basis points could also negatively impact the Bank’s net interest income and EVE for the same time period due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on non-maturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into it by reference contain or may contain various forward-looking statements. These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable credit losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. In addition, the pandemic is having an adverse impact on the Corporation, its customers and the communities it serves. The adverse effect of the pandemic on the Corporation, its customers and the communities where it operates may continue to adversely affect the Corporation’s business, results of operations and financial condition for an indefinite period of time. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, in Part I under “Item 1A. Risk Factors,” and in Part II under Item 1A. of Form 10-Q for the quarter ended March 31, 2020. Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 6, 2020	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
William Aprigliano, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)