Form 10-K
period 2020-12-31
FIRST OF LONG ISLAND CORP
filed 2021-03-12
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2020, the last business day of the Corporation’s most recently completed second fiscal quarter, was $372.6 million. This value was computed by reference to the price at which the stock was last sold on June 30, 2020 and excludes $17.1 million representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

As of March 5, 2021, the registrant had 23,771,689 of shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2021 are incorporated by reference into Part III.

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

The Bank did not commence, abandon or significantly change any of its lines of business during 2020.

Markets Served and Products Offered

The Bank serves the financial needs of small and medium-sized businesses, professionals, consumers, municipalities and other organizations primarily in Nassau and Suffolk Counties, Long Island, and the boroughs of New York City (“NYC”). The Bank’s head office is located in Glen Head, New York, and the Bank has 46 other branch locations including 19 branches in Nassau, 17 in Suffolk, six in Queens, three in Brooklyn and one in Manhattan. During 2020, the Bank closed and consolidated six branches within its footprint and opened one branch in eastern Suffolk County. The Bank continues to evaluate opportunities for efficiencies and potential new branch sites on Long Island and in the boroughs of NYC.

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

The Bank provides investment management, trust, estate and custody services and offers retail investment services through a partnership with Financial Resources Group and LPL Financial.

In addition to its loan, investment and deposit products, the Bank offers other services to its customers including the following:

•	Account Reconciliation Services	•	Healthcare Remittance Automation	•	P2P Payments with Zelle
•	ACH Origination	•	Instant Issue Debit Cards	•	Payroll Services
•	ATM Banking and Deposit Automation	•	Investment Management and Trust Services	•	Personal Money Orders
•	Bank by Mail	•	Lock Box Services	•	Positive Pay
•	Bill Payment	•	Merchant Credit Card Services	•	Remote Deposit
•	Cash Management Services	•	Mobile Banking	•	Safe Deposit Boxes
•	Collection Services	•	Mobile Capture	•	Securities Transactions
•	Controlled Disbursement Accounts	•	Mutual Funds, Annuities and Life Insurance	•	Signature Guarantee Services
•	Debit Card Controls	•	Night Depository Services	•	Telephone Banking
•	Drive-Through Banking	•	Official Checks	•	Wire Transfers - Domestic and International
•	External Transfers	•	Online Banking	•	Withholding Tax Depository Services
•	Foreign Currency Sales and Purchases	•	Online Mortgage Origination

During 2020, the Bank successfully launched an updated branding initiative including multimedia advertising and an interactive custom designed website to better support our customers’ electronic banking services and digital banking needs.

Competition

The Bank encounters substantial competition in its banking business from numerous other financial services organizations that have offices located in the communities served by the Bank. Principal competitors are large money center, regional and community banks located within the Bank’s market area, mortgage brokers, brokerage firms, credit unions and fintech or e-commerce companies. The Bank competes for loans based on the quality of service it provides, loan structure, competitive pricing and branch locations, and competes for deposits by offering a high level of customer service, paying competitive rates and through the geographic distribution of its branch system.

Investment Activities

The Bank’s investment policy, as approved by the Asset Liability Committee of the Board (“ALCO”) and supervised by both the ALCO and the Management Investment Committee, is intended to promote investment practices which are both safe and sound and in full compliance with applicable regulations. Investment authority is granted and amended as necessary by the Board of Directors or ALCO.

The Bank's investment decisions seek to optimize income while keeping both credit and interest rate risk at acceptable levels, provide for the Bank's liquidity needs and provide securities that can be pledged, as needed, to secure deposits and borrowings.

The Bank’s investment policy generally limits individual maturities on municipal bonds to 20 years and estimated average lives on collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities to ten years. At the time of purchase, bonds of states and political subdivisions must generally be rated AA or better, notes of states and political subdivisions must generally be rated MIG-1 (or equivalent), commercial paper must be rated A-1 or P-1, and corporate bonds of large U.S. based financial institutions must have a rating of BBB+ or better. In addition, management periodically reviews the creditworthiness of all securities in the Bank’s portfolio other than those issued by the U.S. government or its agencies. Any significant deterioration in the creditworthiness of an issuer is analyzed and action is taken if deemed appropriate.

At year end 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2020, $359.7 million of the Corporation’s municipal securities were rated AA or better, $2.4 million were rated A and $2.1 million were non-rated bonds issued by local municipalities. The Corporation’s pass-through mortgage securities portfolio at December 31, 2020 is comprised of $5.7 million and $126.0 million of securities issued by the Government National Mortgage Association (“GNMA”) and the Federal National Mortgage Association (“FNMA”), respectively. Each issuer’s pass-through mortgage securities are backed by residential or multifamily mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities. Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of FNMA, which is a U.S. government-sponsored agency, do not. The Corporation’s corporate bond portfolio is comprised of $113.1 million of senior unsecured fixed-to-floating rate securities issued by large U.S. based financial institutions, are rated A- to BBB+ and will mature in 2028. At December 31, 2020, $82.4 million had a weighted average yield of 1.21% and reset quarterly based on a ten-year swap rate. The remaining $30.7 million have a current weighted average yield of 5.10% and will begin to reset quarterly based on a ten-year swap rate in the fourth quarter of 2021.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow such activity.

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Loan Committee of the Board (“Loan Committee”) and contained in the Bank’s loan policy. The loan policy allows for exceptions and sets forth specific exception approval requirements. Decisions on loan applications are based on, among other things, the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan and the value of the collateral, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), banking agency guidance and, for those loans in excess of $250,000, be reviewed by the Bank’s independent appraisal review function.

The Bank conducts its lending activities throughout its branch network. The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the boroughs of NYC. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity lines/loans, commercial and industrial loans, small business credit scored loans, Small Business Administration (“SBA”) loans, construction and land development loans, consumer loans and commercial and standby letters of credit. During 2020, commercial lending was emphasized over residential mortgage lending and supported by increases in credit and lending staff.

The Bank makes both fixed and variable rate loans. Variable rate loans reprice primarily with changes in the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates and Federal Home Loan Bank of New York (“FHLBNY”) advance rates.

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

SBA Paycheck Protection Program (“PPP”) Loans. Beginning in 2020, the Bank provided SBA PPP loans primarily to its existing customers. PPP loans have a 1% rate of interest and a two-year or five-year term with fees paid to the Bank by the SBA up to 5% of each loan depending on the loan amount. Fees are amortized as a yield adjustment over the expected life of the loans. PPP loans are 100% guaranteed by the SBA. The Bank originated $170.7 million PPP loans in 2020 and over $70 million in 2021 through March 5.

Small Business Credit Scored Loans. The Bank makes small business credit scored loans to businesses that generally have annual sales at the time of application of less than $3.5 million and issues VISA® credit cards. Most of these loans are in the form of revolving credit lines and, depending on the type of business, the maximum amount generally ranges from $50,000 to $150,000. The Bank also originates installment loans to finance business automobiles, trucks and equipment and can be secured by the asset financed and/or deposit accounts. Both installment loans and revolving credit commitments generally have maturities up to 60 months. Business profile reports are used in conjunction with credit reports and FICO (Fair Isaac Corporation) small business score cards for loan underwriting and decision making purposes. Credit and FICO small business risk scores enable the Bank to quickly and efficiently identify and approve loans to low-risk business applicants and decline loans to high-risk business applicants. The Bank had commitments on small business credit scored revolving lines of credit of $61.7 million, of which $20.5 million were drawn and funded at December 31, 2020.

Real Estate Mortgage Loans and Home Equity Lines. The Bank makes residential and commercial mortgage loans and establishes home equity lines of credit. Applicants for residential mortgage loans and home equity lines will be considered for approval provided they have satisfactory credit history and collateral and the Bank believes that there is sufficient monthly income to service both the loan or line applied for and existing debt. Applicants for commercial mortgage loans will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate, through financial statements and otherwise, the ability to repay. Commercial and residential mortgage loans are made with terms not in excess of 30 years and are generally maintained in the Bank’s portfolio. The residential mortgage loans made by the Bank in recent years consist of both fixed rate loans with terms ranging from 10 to 30 years and variable rate loans that reprice in five, seven or ten years and then every year thereafter. Commercial mortgage loans generally reprice within five to ten years and home equity lines generally mature within ten years. Depending on the type of property, the Bank will generally not lend more than 80% of appraised value on residential mortgage, home equity and commercial mortgage loans. The lending limitations with regard to appraised value are more stringent for loans on co-ops and condominiums.

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

Construction Loans. From time to time, the Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally 24 months or less and advances are made as the construction progresses. The advances can require the submission of bills and lien waivers by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. Variable rate construction and land development loans are included in Commercial Mortgages on the Consolidated Balance Sheet.

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

The Bank offers checking and interest-bearing deposit products. In addition to business and small business checking, the Bank has a variety of personal checking products that differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. Interest-bearing deposit products, which have a wide range of interest rates and terms, consist of negotiable order of withdrawal (“NOW”) accounts, interest on lawyer accounts (IOLA), escrow service accounts, rent security accounts, personal and nonpersonal money market and savings accounts, time deposits, holiday club accounts and individual retirement accounts.

The Bank relies primarily on its branch network, customer service, calling programs, lending relationships, referral sources, competitive pricing, deposit rate promotions and advertising to attract and retain local deposits. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

Human Capital Resources

In order to best serve our customers and the communities in which we operate and produce the best possible returns for our shareholders, we strive to foster a supportive and understanding work environment with open communication so that all employees can have an equal opportunity to realize their maximum potential with the Bank. We seek to attract, recruit and retain a diverse workforce, which is reflective of the communities in which we live and work. Encouraging a diverse and inclusive workforce with different viewpoints, styles, experiences, cultures, ethnicities, sexual orientations and gender identities enables us to be more flexible, creative and competitive in meeting the needs of our employees, customers and shareholders while being socially accountable to our local communities.

Employee Profile. At December 31, 2020, we had approximately 350 full time equivalent employees in locations across the New York metropolitan area. This represents an increase of nine employees, or 2.6%, from December 31, 2019 due primarily to increases in lending and credit staff.

As of December 31, 2020, approximately 68% of our current workforce is female, 32% male, and our average tenure is seven years, as compared to an average tenure of eight years as of December 31, 2019.

Total Rewards. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to base wages, additional programs include annual equity and/or cash incentive opportunities, a Company matched 401(k) plan, a defined benefit pension plan, healthcare and insurance benefits, health savings accounts, transit benefits, flexible spending accounts, paid time off, family leave and employee assistance programs.

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health. We accomplish this by providing tools and resources to help them improve or maintain their health status and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic (“pandemic”), we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and that comply with government regulations. This includes having employees work from home where possible, while implementing additional safety measures for employees continuing essential on-site work.

Talent. A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has created loyalty in our employee base which helps us grow the business, expand our product lines and benefits our customers. New employees provide different ideas and viewpoints that help create a diverse and inclusive workforce. We believe that the average tenure of seven years at the end of 2020 reflects the engagement of our employees.

Our approach to talent acquisition includes the use of internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.

Our performance management framework includes annual reviews, a review of goals achieved and a discussion of future goals and employee development, including training opportunities, and annual merit-based salary adjustments.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-quality, efficient provider of financial services. We believe our commitment to core values, prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable benefits aids in retention of our employees.

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

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the FRB. The CFPB has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to principal federal banking regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and subject to the enforcement authority of, their primary federal regulator, although the CFPB has limited back-up authority to examine such institutions.

Bank Holding Company Regulation. The BHC Act requires the prior approval of the FRB for the acquisition by a bank holding company of 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHC Act, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring 5% or more of the voting stock of any company engaging in activities other than (1) banking or managing or controlling banks, (2) furnishing services to or performing services for their subsidiaries or (3) activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that meet certain criteria specified by the FRB may elect to be regulated as a “financial holding company” and thereby engage in a broader array of financial activities including insurance and investment banking.

Payment of Dividends. The key source of the Corporation’s liquidity is dividends from the Bank. Prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status and absent affirmative governmental approvals, during 2021 the Bank could declare dividends to the Corporation of approximately $6.3 million plus any 2021 net profits retained to the date of the dividend declaration.

In addition, the Corporation and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimum capital levels. The FRB is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of declaring a dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Stock Repurchases. Current FRB regulations provide that a bank holding company that is not well capitalized or well managed, as such terms are defined in the regulations, or that is subject to any unresolved supervisory issues, is required to give the FRB prior written notice of any repurchase or redemption of its outstanding equity securities if the gross consideration for repurchase or redemption, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a repurchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice or violate a law or regulation. FRB guidance generally provides for bank holding company consultation with FRB staff prior to engaging in a repurchase or redemption of a bank holding company’s stock, even if a formal written notice is not required. However, the FRB staff is interpreting the capital regulations as requiring a bank holding company to secure FRB approval prior to redeeming or repurchasing any capital stock that is included in regulatory capital.

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

Source of Strength Doctrine. FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Corporation is expected to commit resources to support the Bank, including at times when the Corporation may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Requirements. As a bank holding company, the Corporation is subject to consolidated regulatory capital requirements administered by the FRB. The Bank is subject to similar capital requirements administered by the OCC.

The Corporation and the Bank are subject to the Basel III regulatory capital standards (“Basel III”) issued by the FRB and the OCC. Under the Basel III capital requirements, the Corporation and the Bank are required to maintain minimum ratios of Tier 1 capital to average assets of 4.00%, Common equity tier 1 capital to risk weighted assets of 4.50%, Tier 1 capital to risk weighted assets of 6.00% and Total capital to risk weighted assets of 8.00%. Common equity tier 1 capital, Tier 1 capital, Total capital, risk weighted assets and average assets are defined in the Basel III rules. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank. The Corporation and the Bank opted to exclude accumulated other comprehensive income components from Tier 1 and Total regulatory capital.

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

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies adopted a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9% (“qualifying community banking organizations”), are eligible to opt into a community bank leverage ratio (“CBLR”) framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the well capitalized ratio requirements under the prompt corrective action (“PCA”) statutes. The agencies reserved the authority to disallow the use of the CBLR framework by a financial institution or holding company, based on the risk profile of the organization. On January 1, 2020, the CBLR framework became effective, and management elected to adopt the alternative framework. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

On April 6, 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), temporarily lowering the CBLR requirement to 8.00% through the end of 2020, 8.50% for calendar year 2021 and 9.00% in 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the CBLR, it will have a two-quarter grace period to satisfy the CBLR.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at December 31, 2020 were 9.97% and 9.98%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of the current expected credit loss (“CECL”) methodology.

PCA Regulations. The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, that the federal banking agencies take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the PCA regulations: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio exceeded 1.35%. As a result, during 2019 the Bank was notified of $961,000 in assessment credits from the FDIC for the portion of its assessment that contributed to the growth in the reserve ratio. $571,000 of the credit was applied to 2019 assessments and $390,000 was applied to 2020 assessments.

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

Community Reinvestment Act and Fair Lending Laws. The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of proposed acquisition transactions. The Bank received a “Satisfactory” CRA rating on its most recent Federal examination. The Bank and the Corporation are firmly committed to the practice of fair lending and maintaining strict adherence to all federal and state fair lending laws which prohibit discriminatory lending practices. In May 2020, the OCC issued a final rule to update the agency’s CRA regulations. The final rule clarifies the activities that count for CRA credit, updates where bank activity counts and evaluates CRA performance more objectively.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLBNY, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB (transaction-based stock) plus .125% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations (membership stock). At December 31, 2020, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Anti-Money Laundering and the USA PATRIOT Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. The Bank and the Corporation are firmly committed to maintaining strong policies, procedures and controls to ensure compliance with anti-money laundering laws and regulations and to combat money laundering and terrorist financing.

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

Availability of Reports

The Bank maintains a website at www.fnbli.com. The Corporation’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to these reports and proxy materials filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Bank’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports go to the homepage of the Bank’s website and click on “Investor Relations,” place the cursor over “Financial Information” and click on “SEC Filings,” and then click on “Corporate SEC Filings.” This will bring you to a listing of the Corporation’s reports. Information on our website shall not be considered a part of this Annual Report on Form 10-K. Our SEC filings are also available on the SEC’s website at www.sec.gov.

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

Economic and Market Area

The COVID-19 pandemic has and will continue to pose risks and could harm business, results of operations and prospects of the Corporation.

The pandemic has had an adverse impact on the Corporation, its customers, employees, third-party service providers (“TPSPs”) and the communities it serves and, given the ongoing and dynamic nature of the pandemic, it is expected that it will continue to have an adverse impact in the future. The extent of such future impact is difficult to predict and will depend on factors that are inherently uncertain such as when the coronavirus can be controlled and abated through widespread vaccination or otherwise, the extent and the danger posed by coronavirus variants and the success of fully reopening the economy. Additionally, the responses of various governmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic could have a material long-term economic effect.

The Corporation is subject to the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the Corporation’s financial reporting and internal controls;

•declines in demand for loans and other banking products and services, and a decline in the credit quality of our loan portfolio, due to the economic effects of the pandemic in the markets we serve;

•high and sustained levels of unemployment which could result in loan delinquencies, problem assets and foreclosures, and may result in increases to the allowance for credit losses, increased charges and reduced income;

•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•the creditworthiness of loan guarantors may decline, impairing their ability to honor commitments;

•the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•cyber security risks have increased due to an increase in the number of employees working remotely; and

•disruption in the capital markets may impact the performance of our investment securities portfolio and limit our access to capital markets and funding.

A worsening of national or local economic conditions could adversely affect our financial condition and results of operations.

Deteriorating economic or business conditions could significantly affect the markets in which we do business, the value of our loans and investments, the value of real estate collateral securing our mortgage loans, the financial strength of our borrowers and our on-going operations, costs and profitability. Declines in real estate values, sales volumes and employment levels together with increased vacancy rates, particularly in the New York metropolitan area given our concentration in this region, may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to increase our credit loss reserves, incur credit losses and may adversely affect our financial condition and results of operations. The majority of our loan portfolio is secured by real estate in New York.

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

Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the New York metropolitan area remains central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Interest Rate and Asset Quality

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

The credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of NYC, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2020, residential mortgage loans, including home equity lines of credit, amounted to approximately $1.4 billion and comprised approximately 49% of loans secured by real estate. The primary source of repayment for residential mortgage loans is cash flows from individual borrowers and co-borrowers. Also, at December 31, 2020, multifamily loans amounted to approximately $777.0 million and comprised approximately 55% of the Bank’s total commercial mortgage portfolio and approximately 28% of the Bank’s total loans secured by real estate. The primary source of repayment for multifamily loans is cash flows from the underlying properties, a number of which are rent stabilized or rent controlled. Such cash flows for both residential mortgage and multifamily loans are dependent on the strength of the local economy.

Environmental impairment of properties securing mortgage loans is always a risk. However, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Changes in interest rates and the shape of the yield curve could negatively impact our earnings.

The Bank’s results of operations are subject to risk resulting from interest rate fluctuations and having assets and liabilities that have different maturity, repricing and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's net interest income and/or economic value of equity (“EVE”) will change when interest rates change. The Bank has addressed interest rate risk by adopting a board committee approved interest rate risk policy which sets forth quantitative risk limits and calls for monitoring and controlling interest rate risk through a variety of techniques including the use of interest rate sensitivity models and traditional repricing gap analysis. Management utilizes a consultant with expertise in bank asset liability management to aid in these efforts.

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

When interest rates decline, borrowers may refinance higher rate loans at lower rates causing prepayments on mortgage loans and mortgage-backed securities to be elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those that prepaid. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates may adjust to lower rates at their reset dates. While lower rates may reduce the Bank’s cost of funds on non-maturity deposits, certificates of deposit (“CDs”) and FHLB advances, the cost savings could be somewhat constrained because decreases in the Bank’s funding rates may occur more slowly than decreases in yields earned on the Bank’s assets and a significant portion of the Bank’s funding is currently derived from noninterest bearing checking deposits and capital. In addition, in a prolonged low interest rate environment, the Bank’s deposit products could reach an effective floor rate close to zero which would not allow for any further reduction in its cost of funds.

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

Regulatory Matters

Uncertainty, changes in accounting rules and regulatory principals and other factors could result in a need to increase the Bank’s Allowance for Credit Losses (“ACL” or “allowance”) and adversely impact our financial condition and results of operations.

The Bank maintains an ACL in an amount believed to be adequate to absorb current expected lifetime credit losses in its loan portfolio. The maintenance of the ACL is governed by a board committee approved ACL policy. In arriving at the ACL, an individual evaluation is performed on each loan with disparate risk characteristics or information suggesting that the Bank will be unable to collect all the principal and interest due according to contractual terms. In addition, current expected lifetime credit losses for all other loans in the Bank’s portfolio are determined on a pooled basis using the CECL model and taking into account historical loss experience and numerous quantitative and qualitative factors (“Q-factors”), including, among other things, current and forecasted economic conditions measured by such things as GDP, unemployment levels, vacancies and home prices, changes in the value of underlying collateral, average growth in loan pools, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings. Because estimating the ACL is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture probable lifetime losses in the loan portfolio. The Bank’s allowance may need to be increased based on, among other things, additional information that comes to light after the estimate is made, changes in circumstances or a recommendation by bank regulators based on their review of the Bank’s loan portfolio. The impact of one or more of these factors on the Bank’s allowance could result in the need for a significant increase in the Bank’s provision for credit losses and have a material adverse impact on the Bank’s financial condition and results of operations.

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

The performance of the Bank’s multifamily real estate loans could be adversely impacted by recent regulation.

Multifamily real estate loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control, rent stabilization and eviction, which are outside the control of the borrower or the Bank and could impair the value of the collateral for the loans or the future cash flow of such properties. In June 2019, New York State (“NYS”) passed The Housing Stability and Tenant Protection Act of 2019 (“TPA”), which represents a substantial change to the laws that have governed landlord-tenant relations in NYS for decades and significantly strengthens tenant protections. TPA increases the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (1) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (2) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (3) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. The new legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. Because of this new legislation as well as previously existing laws and regulations, it is possible that rental income on multifamily properties might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the collateral for the loan may be impaired. Therefore, impaired multifamily real estate loans may be more difficult to identify before they become problematic than residential real estate loans.

Changes in laws, government regulation and supervisory guidance could have a significant negative impact on our financial condition and results of operations.

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the FRB, OCC and FDIC. The FDIC also insures the Bank’s deposits. Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of depositors. Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business, including, among other things, investment practices, lending practices, deposit offerings and capital levels. The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on Bank operations and expansion plans, imposing deposit insurance premiums and other assessments, setting required levels for the ACL, capital and liquidity, and imposing restrictions on the ability to pay cash dividends and other capital distributions to stockholders. Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations. The Corporation manages the risk of noncompliance with laws and regulations by having board committee approved compliance policies, hiring and retaining employees with the experience and skills necessary to address compliance on an ongoing basis, and consulting, when necessary with legal counsel and other outside experts on compliance matters.

Business Issues

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

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments and maturities and monthly payments on its investment securities and loan portfolios.

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

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2020, the average market capitalization of companies in the Russell 2000 Index was $1.9 billion, the median market capitalization was $580.0 million, the capitalization of the largest company in the index was $4.4 billion and the capitalization of the smallest company in the index was $94.8 million. The Corporation’s market capitalization on December 31, 2020 was approximately $425 million, below the $500 million market capitalization which may make the Corporation’s common stock more attractive to certain investors. The Corporation believes that inclusion in the Russell indexes has positively impacted the price, trading volume and liquidity of its common stock. Conversely, if the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the opposite could occur. The Corporation also believes that the activity under its stock repurchase program has positively impacted the price and trading volume of its common stock. Discontinuance of the stock repurchase program could have the opposite effect.

The Bank’s internal controls and those of its third-party service providers may be ineffective or circumvented, resulting in significant financial loss, adverse action by governmental bodies and damaged reputation.

The Corporation relies on its system of internal controls and the internal controls of its TPSPs to ensure that transactions are captured, recorded, processed and reported properly; confidential customer information is safeguarded; and fraud by employees and persons outside the Corporation is detected and prevented. The Corporation’s internal controls and/or those of its TPSPs may prove to be ineffective or employees of the Corporation and/or its TPSPs may fail to comply with or override the controls, either of which could result in significant financial loss to the Corporation, adverse action by bank regulatory authorities or the SEC and damage to the Corporation’s reputation.

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

Security

System failures, interruptions and security breaches could negatively impact our customers, reputation and results of operations.

The Bank outsources most of its data processing to TPSPs. If TPSPs encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through TPSPs. The Bank’s website and online banking products have been the target of cyber attacks in the past. While the Bank and its TPSPs believe they have successfully blocked attempts to infiltrate the Bank’s systems, there is always the possibility that successful attacks have not yet been identified and future attacks may not be blocked. A significant cybersecurity incident may be determined to be material insider information and would prohibit corporate insiders from trading in Company stock until appropriate public disclosures are made.

Opportunistic cyberattacks and malicious financial crimes have been growing globally in number and complexity and increase the cost of technology, compliance and labor. The Risk Committee of the Board has oversight responsibility for cybersecurity risk, compliance and technology which it administers through periodic meetings with management and consultants with cybersecurity expertise and the approval of information technology and cybersecurity policies. In this regard, board committee approved policies address information security, IT vulnerability assessment, cybersecurity incident response and electronic communications. These policies are intended to prevent, detect and respond to cybersecurity incidents. In addition, these policies prevent or limit the impact of systems failures, interruptions and security breaches and rely on commonly used security and processing systems to provide the security and authentication necessary for the processing of data. The Bank makes use of logon and user access controls, multifactor and out of band authentication, transaction limits, firewalls, antivirus software, intrusion protection monitoring and vulnerability scans and conducts independent penetration testing and cybersecurity audits. Bank communications encourage employee and executive awareness of cybersecurity trends. System failures or interruptions are addressed in the board committee approved emergency and disaster recovery policy and business continuity policy. In addition, for TPSPs of data processing and other significant services, the board committee approved third party management policy and procedures require reviews of audit reports prepared by independent registered public accounting firms regarding their financial condition and the effectiveness of their internal controls.

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

As of December 31, 2020, the Bank owns 23 buildings and leases 38 other facilities, all of which are in Nassau and Suffolk Counties, Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan. The Corporation believes that the physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Corporation is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Corporation’s financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2020, there were 953 stockholders of record of the Corporation’s common stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. The Corporation declared cash dividends of $.74 per share for the year ended December 31, 2020, compared to cash dividends declared in 2019 of $.70 per share. The Corporation currently expects that comparable cash dividends will continue to be paid in the future.

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark and NASDAQ U.S. Benchmark Banks Indexes over a five-year measurement period assuming $100 invested on January 1, 2016, and dividends reinvested in the Corporation’s stock.

Issuer Purchase of Equity Securities

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the fourth quarter of 2020 are set forth in the table that follows.

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
October 1 - October 31, 2020	—	—	—	$19,352,167
November 1 - November 30, 2020	115,500	$17.302	115,500	$17,353,788
December 1 - December 31, 2020	—	—	—	$17,353,788
Total	115,500	$17.302	115,500

ITEM 6. SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the past five years, adjusted as appropriate to reflect the Corporation’s stock splits. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes.

(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
INCOME STATEMENT DATA:
Interest Income	$131,216	$143,850	$138,237	$118,265	$104,123
Interest Expense	29,188	43,681	35,730	21,709	18,002
Net Interest Income	102,028	100,169	102,507	96,556	86,121
Provision (Credit) for Credit Losses	3,006	33	(1,755)	4,854	3,480
Net Income	41,203	41,555	41,573	35,122	30,880
PER SHARE DATA:
Basic Earnings	$1.73	$1.68	$1.64	$1.44	$1.35
Diluted Earnings	1.72	1.67	1.63	1.43	1.34
Cash Dividends Declared	.74	.70	.64	.58	.55
Dividend Payout Ratio	43.02%	41.92%	39.26%	40.56%	41.04%
Book Value	$17.11	$16.26	$15.27	$14.37	$12.90
Tangible Book Value	17.10	16.25	15.26	14.36	12.90
BALANCE SHEET DATA AT YEAR END:
Total Assets	$4,069,141	$4,097,843	$4,241,060	$3,894,708	$3,510,320
Loans	3,033,454	3,188,249	3,263,399	2,950,352	2,545,421
Allowance for Credit Losses	33,037	29,289	30,838	33,784	30,057
Deposits	3,321,588	3,144,016	3,084,972	2,821,997	2,608,717
Borrowed Funds	306,097	528,182	750,950	704,938	586,224
Stockholders' Equity	407,118	389,108	388,187	354,450	305,830
AVERAGE BALANCE SHEET DATA:
Total Assets	$4,140,867	$4,194,355	$4,177,341	$3,695,850	$3,329,308
Loans	3,110,512	3,217,530	3,177,519	2,758,116	2,364,187
Allowance for Credit Losses	33,180	30,080	34,960	32,022	28,238
Deposits	3,257,317	3,276,699	3,168,348	2,812,733	2,590,988
Borrowed Funds	457,939	494,785	623,587	540,307	432,554
Stockholders' Equity	393,662	391,613	374,876	334,088	290,806
FINANCIAL RATIOS:
Return on Average Assets (ROA)	1.00%	.99%	1.00%	.95%	.93%
Return on Average Equity (ROE)	10.47%	10.61%	11.09%	10.51%	10.62%
Average Equity to Average Assets	9.51%	9.34%	8.97%	9.04%	8.73%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – 2020 Versus 2019

Analysis of 2020 Earnings. Net income and diluted earnings per share (“EPS”) for 2020 were $41.2 million and $1.72, respectively. Dividends per share increased 5.7% from $.70 for 2019 to $.74 for 2020. ROA and ROE for 2020 were 1.00% and 10.47%, respectively, compared to .99% and 10.61%, respectively, for 2019.

Net income for 2020 was $41.2 million, a decrease of $352,000, or .8%, as compared to 2019. The decrease is mainly due to an increase in the provision for credit losses of $3.0 million partially offset by increases in net interest income of $1.9 million, or 1.9%, and noninterest income, before securities gains, of $933,000, or 8.8%.

The increase in net interest income is mainly attributable to a reduction in deposit rates in response to decreases in the federal funds target rate to near zero as well as significant declines in rates across the entire yield curve. Declines in the cost of savings, NOW and money market deposits and interest-bearing liabilities far outpaced the decline in yield on securities and loans which are generally not subject to immediate repricing with changes in market interest rates. The increase in net interest income was also attributable to income from SBA PPP loans and a favorable shift in the mix of funding as an increase in average checking deposits and a decline in average interest-bearing liabilities resulted in average checking deposits comprising a larger portion of total funding. Average checking deposits include a portion of the proceeds of PPP loans.

Net interest margin for 2020 was 2.64%, an increase of 7 basis points over 2019. The increase was mainly attributable to our ability to reduce the rates paid on interest-bearing deposits faster than interest-earning assets repriced downward and a deleveraging transaction completed in the third quarter of 2020.

The provision for credit losses was $3.0 million for 2020 on a CECL basis as compared to $33,000 for 2019 on an incurred loss basis. The provision for the current year was primarily attributable to the pandemic and reflected higher historical loss rates, economic conditions and net chargeoffs, partially offset by a decline in the outstanding loan balance of residential and commercial mortgages. The provision for 2019 was driven mainly by net chargeoffs, partially offset by declines in outstanding loans and lower growth rate trends.

The increase in noninterest income, before securities gains, of $933,000 is primarily attributable to an increase in the non-service components of the Bank’s defined benefit pension plan and income relating to a transition payment from an independent broker-dealer for the initial conversion of the Bank’s retail broker and advisory accounts. Partially offsetting these increases was a decrease in service charges on deposit accounts due to the pandemic. Management remains focused on revenue enhancement initiatives; however, the pandemic has negatively affected most categories of noninterest income.

Noninterest expense, before debt extinguishment costs, increased $58,000 in 2020 as compared to 2019. Excluding executive severance and retirement charges of $2.6 million in 2019, the increase over 2019 was primarily due to increases in compensation and benefit costs mainly related to normal salary adjustments and hiring of lending and credit staff.

The increase in income tax expense of $96,000 is attributable to an increase in the effective tax rate (income tax expense as a percentage of pre-tax book income) from 16.5% in 2019 to 16.8% in 2020 as tax-exempt income from municipal securities and BOLI in the current year declined as a percentage of pre-tax earnings when compared to 2019.

Asset Quality. The Bank’s ACL to total loans (“reserve coverage ratio”) on a CECL basis was 1.01% at January 1, 2020, 1.09% at March 31, 1.08% at June 30 and September 30 and 1.09% at December 31, 2020. Excluding PPP loans, the reserve coverage ratio increased 12 basis points during 2020 to 1.13% at year end. The increase is mainly due to current and forecasted economic conditions and higher historical loss rates. Gross loan chargeoffs and recoveries were $2.7 million and $584,000, respectively, for the year ended December 31, 2020.

Nonaccrual loans amounted to $1.1 million, or .04% of total loans outstanding, at December 31, 2020, compared to $888,000, or .03%, at December 31, 2019. The increase in nonaccrual loans is mainly due to three new nonaccrual loans, partially offset by one loan returned to accrual status and paydowns. Troubled debt restructurings (“TDRs”) amounted to $1.3 million, or .04% of total loans outstanding, at December 31, 2020. Of the TDRs, $815,000 are performing in accordance with their modified terms and $494,000 are nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $1.4 million, or .05% of total loans outstanding, at December 31, 2020, compared to $2.9 million, or .09%, at December 31, 2019.

During the second and third quarters of 2020, the Bank provided payment deferrals in the form of loan modifications to borrowers experiencing financial disruption and economic hardship as a result of the pandemic. At December 31, 2020, all such loans have resumed making payment and are current except for seven loans that were charged-off totaling $440,000 and one loan that was past due 30 to 89 days in the amount of $41,000. Additionally, three loans totaling $862,000 were in nonaccrual status at year end.

The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 16% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies and investment grade corporate bonds of large U.S. financial institutions. In selecting securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the securities in its portfolio and makes decisions to hold or sell based on such assessments.

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

During the fourth quarter we opened a new branch in Riverhead, Long Island, successfully launched an updated branding initiative including multimedia advertising and an interactive custom designed website to better support our customers’ electronic banking services and digital banking needs. In addition, the Bank recently partnered with an independent broker-dealer to enhance our customers’ access to a comprehensive set of investment products as well as investment management, trust and advisory services.

The interest rate and economic environment continues to exert substantial pressure on net interest income, net interest margin, earnings, profitability metrics, loans outstanding and the Bank’s ability to grow. These items could be negatively impacted by yield curve inversion, low yields available on loans and securities and potential credit losses arising from current economic conditions. The recent resurgence of the coronavirus and persistent economic challenges such as the level of short and long-term interest rates, elevated unemployment and underemployment, suboptimal gross domestic product measures, higher vacancies and delinquent rents are particular risks to future financial performance. Among other things, very low interest rates have caused an acceleration of residential mortgage loan repayments and repricing which are expected to continue into 2021.

Overview – 2019 Versus 2018

Analysis of 2019 Earnings. Net income and EPS for 2019 were $41.6 million and $1.67, respectively. Dividends per share increased 9.4% from $.64 for 2018 to $.70 for 2019. ROA and ROE for 2019 were .99% and 10.61%, respectively, compared to 1.00% and 11.09%, respectively, for 2018.

Net income for 2019 was $41.6 million, remaining relatively unchanged from 2018. Earnings for 2019 included decreases in net interest income and noninterest income, before securities losses in 2018, of $2.3 million and $2.1 million, respectively, and increases in the provision for loan losses of $1.8 million, noninterest expense of $1.1 million, including executive severance and retirement charges, and income tax expense of $3.2 million.

The decline in net interest income of $2.3 million occurred as yield curve flattening and inversion led management to slow loan and overall balance sheet growth. A decline in the federal funds target rate during 2019 to the year-end level of 1.50% to 1.75% started to provide some relief on the cost of total interest-bearing liabilities. However, the increase in the cost of total interest-bearing liabilities in 2019 outpaced the increase in the yield on total interest-earning assets. When comparing 2019 to the prior year, the cost of total interest-bearing liabilities increased by 28 basis points while the yield on total interest-earning assets only increased by 12 basis points. Overall, net interest margin declined 7 basis points to 2.57% in 2019.

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

The decrease in noninterest income, before securities losses in 2018, of $2.1 million was primarily attributable to a BOLI death benefit in 2018, a decline in the non-service cost components of the Bank’s defined benefit pension plan and a gain on the sale of bank premises in 2018. Partially offsetting these items was an increase in service charges on deposit accounts primarily related to higher overdraft and maintenance and activity charges. Management implemented initiatives to increase fee income on deposit accounts and was focused on growing noninterest income from existing and potential new sources.

Noninterest expense increased $1.1 million versus 2018. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment expense and technology and professional services fees, partially offset by decreases in FDIC insurance expense and marketing expense. The increase in salaries and employee benefits included executive severance and retirement charges in the fourth quarter of 2019 and the forfeiture of certain stock-based compensation awards in 2018. These items were partially offset by a decrease in special salary-related items recorded in 2019 and 2018 and a decline in retirement plan expense. The increase in occupancy and equipment expense was mainly due to higher rent and other operating costs on the Bank’s facilities and equipment and the cost of an environmental remediation. The increase in technology and professional services fees included an increase in consulting fees related to a revenue enhancement project. The decrease in FDIC insurance expense was due to FDIC assessment credits received by the Bank during the third and fourth quarters of 2019. The decrease in marketing expense was due to fewer branch openings.

Income tax expense increased $3.2 million and the effective tax rate increased to 16.5% from 10.9% when comparing 2019 and 2018. These increases were primarily attributable to a decline in 2019 in tax-exempt income from municipal securities and BOLI and the recognition in 2018 of state and local net operating loss carryforwards, higher excess tax benefits from stock-based compensation and tax savings resulting from a cost segregation study. The increase in income tax expense also reflected higher pre-tax earnings in 2019 as compared to 2018.

Asset Quality. The Bank’s ACL to total loans was .94% at year end 2018 versus .92% at December 31, 2019. The decrease was primarily due to reductions in historical loss rates and growth rates on certain pools of loans, as well as decreases in both the three-year compound annual growth rate (CAGR) and office vacancy rates on several pools of loans.

The credit quality of the Bank’s loan portfolio remained excellent. Nonaccrual loans amounted to $888,000, or .03% of total loans outstanding, at December 31, 2019, compared to $2.1 million, or .07%, at December 31, 2018. The decrease in nonaccrual loans was mainly due to loans returned to accrual status and paydowns. TDRs amounted to $1.5 million, or .05% of total loans outstanding, at December 31, 2019. Of the TDRs, $1.1 million were performing in accordance with their modified terms and $465,000 were nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $2.9 million, or .09% of total loans outstanding, at December 31, 2019, compared to $909,000, or .03%, at December 31, 2018.

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

The Bank’s Allowance for Credit Losses Committee (“ACL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the ACL after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer, the ACL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Loan Committee reviews and approves the Bank’s Loan Policy at least once each calendar year. The Bank’s ACL is reviewed and ratified by the Loan Committee on a quarterly basis and is subject to periodic examination by the OCC whose safety and soundness examination includes a determination as to the adequacy of the allowance to absorb current expected credit losses within its portfolio.

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

	2020			2019			2018
(dollars in thousands)	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Interest-earning bank balances	$135,475	$212.16%		$29,561	$638	2.16%	$29,588	$561	1.90%
Investment securities:
Taxable	346,956	11,661	3.36	367,157	14,574	3.97	357,650	11,479	3.21
Nontaxable (1)	373,500	12,470	3.34	405,454	14,515	3.58	451,174	16,978	3.76
Loans (1)	3,110,512	109,498	3.52	3,217,530	117,177	3.64	3,177,519	112,790	3.55
Total interest-earning assets	3,966,443	133,841	3.37	4,019,702	146,904	3.65	4,015,931	141,808	3.53
Allowance for credit losses	(33,180)			(30,080)			(34,960)
Net interest-earning assets	3,933,263			3,989,622			3,980,971
Cash and due from banks	33,092			36,482			36,377
Premises and equipment, net	39,403			40,894			40,240
Other assets	135,109			127,357			119,753
	$4,140,867			$4,194,355			$4,177,341
Liabilities and Stockholders'
Equity:
Savings, NOW & money
market deposits	$1,683,290	9,097.54		$1,721,604	18,563	1.08	$1,720,936	12,105.70
Time deposits	473,720	10,977	2.32	613,166	14,494	2.36	493,584	10,452	2.12
Total interest-bearing deposits	2,157,010	20,074.93		2,334,770	33,057	1.42	2,214,520	22,557	1.02
Short-term borrowings	75,805	1,574	2.08	137,546	3,261	2.37	210,023	4,858	2.31
Long-term debt	382,134	7,540	1.97	357,239	7,363	2.06	413,564	8,315	2.01
Total interest-bearing liabilities	2,614,949	29,188	1.12	2,829,555	43,681	1.54	2,838,107	35,730	1.26
Checking deposits	1,100,307			941,929			953,828
Other liabilities	31,949			31,258			10,530
	3,747,205			3,802,742			3,802,465
Stockholders' equity	393,662			391,613			374,876
	$4,140,867			$4,194,355			$4,177,341
Net interest income (1)		$104,653			$103,223			$106,078
Net interest spread (1)			2.25%			2.11%			2.27%
Net interest margin (1)			2.64%			2.57%			2.64%

(1) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.27 for each period presented using the statutory federal income tax rate of 21%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to a combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	2020 versus 2019			2019 versus 2018
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Income:
Interest-earning bank balances	$600	$(1,026)	$(426)	$(1)	$78	$77
Investment securities:
Taxable	(767)	(2,146)	(2,913)	314	2,781	3,095
Nontaxable	(1,105)	(940)	(2,045)	(1,668)	(795)	(2,463)
Loans	(3,856)	(3,823)	(7,679)	1,460	2,927	4,387
Total interest income	(5,128)	(7,935)	(13,063)	105	4,991	5,096
Interest Expense:
Savings, NOW & money market deposits	(404)	(9,062)	(9,466)	5	6,453	6,458
Time deposits	(3,253)	(264)	(3,517)	2,750	1,292	4,042
Short-term borrowings	(1,325)	(362)	(1,687)	(1,714)	117	(1,597)
Long-term debt	505	(328)	177	(1,153)	201	(952)
Total interest expense	(4,477)	(10,016)	(14,493)	(112)	8,063	7,951
Increase (decrease) in net interest income	$(651)	$2,081	$1,430	$217	$(3,072)	$(2,855)

Net Interest Income – 2020 Versus 2019

Net interest income on a tax-equivalent basis was $104.7 million in 2020, an increase of $1.4 million, or 1.4%, from $103.2 million in 2019. The increase in net interest income is mainly attributable to a reduction in deposit rates in response to decreases in the federal funds target rate to near zero as well as significant declines in rates across the entire yield curve. The cost of savings, NOW and money market deposits declined 54 basis points to .54% and the cost of interest-bearing liabilities declined 42 basis points to 1.12%. These decreases far outpaced the 18 basis point decline in yield on securities and loans which are generally not subject to immediate repricing with changes in market interest rates. The increase in net interest income was also attributable to income from SBA PPP loans of $3.7 million and a favorable shift in the mix of funding as an increase in average checking deposits of $158.4 million and a decline in average interest-bearing liabilities of $214.6 million resulted in average checking deposits comprising a larger portion of total funding. Average checking deposits include a portion of the proceeds of PPP loans.

The decline in yield on securities and loans of 42 basis points and 12 basis points, respectively, was mainly attributable to an increase in prepayment speeds on mortgage-backed securities, lower yields available on securities purchases and loan originations, acceleration of loan prepayments and refinancing on residential mortgages and downward repricing of corporate bonds. While the economic impact of the pandemic caused the outstanding balance of loans to shrink during the first nine months of 2020, outstanding mortgage loans grew $26.7 million, or 1%, during the fourth quarter. For the year, the average balance of loans decreased $107 million, or 3.3%, and the average balance of investment securities declined $52.2 million, or 6.8%. The average balance of loans includes $112.6 million of PPP loans at a weighted average yield earned in 2020 of 3.25%. Through year-end 2020, the Bank had $25.2 million, or 15%, of its PPP loans forgiven by the SBA. The decrease in loans and securities resulted in a notable increase in cash and cash equivalents on the Balance Sheet. The mortgage loan pipeline was $74 million at December 31, 2020.

Net interest margin for 2020 was 2.64%, an increase of 7 basis points over 2019. The increases were mainly attributable to our ability to reduce the rates paid on interest-bearing deposits faster than interest-earning assets repriced downward and a deleveraging transaction completed in the third quarter of 2020. However, the current low reinvestment rates on securities and loans, a highly competitive lending environment, and the elevated pace of prepayments and refinancings on residential mortgages could continue to exert downward pressure on net interest income and margin.

Net Interest Income – 2019 Versus 2018

Net interest income on a tax-equivalent basis was $103.2 million in 2019, a decrease of $2.9 million, or 2.7%, from $106.1 million in 2018. The decline in net interest income occurred as yield curve flattening and inversion led management to slow loan and overall balance sheet growth. Three 25 basis point decreases in the federal funds target rate during 2019 to the year-end level of 1.50% to 1.75% started to provide some relief on the cost of total interest-bearing liabilities. However, the increase in the cost of total interest-bearing liabilities in 2019 outpaced the increase in the yield on total interest-earning assets. When comparing 2019 to the prior year, the cost of total interest-bearing liabilities increased by 28 basis points while the yield on total interest-earning assets only increased by 12 basis points. Overall, net interest margin declined 7 basis points to 2.57% for 2019 from 2.64% for 2018.

Between mid-2018 and year-end 2019, management was proactive in addressing net interest margin stabilization. Actions taken through year-end 2019 included, among others:

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

Management’s decision to slow loan growth resulted in a small increase of $40.0 million, or 1.3%, in the average balance of loans when comparing 2019 to 2018 and a reduction of $75.2 million in loans outstanding during 2019. Growth in the average balance of loans was funded by increases in the average balances of interest-bearing deposits of $120.3 million, or 5.4%, and stockholders’ equity of $16.7 million, or 4.5%, and a decrease in securities of $36.2 million, or 4.5%. These sources of funds were also used to reduce the average balance of total borrowings by $128.8 million, or 20.7%. The growth in deposits and reduction in borrowings were mainly the result of using brokered CDs as a lower cost alternative to FHLB advances. Substantial contributors to the growth in the average balance of stockholders’ equity were net income and the issuance of shares under the Corporation’s DRIP, particularly during the first half of 2018, partially offset by cash dividends declared and common stock repurchases which began in December 2018.

Noninterest Income

Noninterest income includes service charges on deposit accounts, Investment Management Division income, gains or losses on sales of securities and other assets, income on BOLI, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income before securities gains increased $933,000, or 8.8%, when comparing 2020 to 2019. The increase was primarily attributable to an increase in the non-service components of the Bank’s defined benefit pension plan of $1.0 million and income of $370,000 relating to a transition payment from an independent broker-dealer for the initial conversion of the Bank’s retail broker and advisory accounts. Partially offsetting these increases was a decrease in service charges on deposit accounts of $252,000 due to the pandemic. Management remains focused on revenue enhancement initiatives; however, the pandemic has negatively affected most categories of noninterest income.

Noninterest income before securities gains and losses decreased $2.1 million, or 16.4%, in 2019 as compared to 2018. The decrease was primarily attributable to:

•BOLI death benefit in 2018 of $565,000

•Decline in the non-service cost components of the Bank’s defined benefit pension plan of $823,000

•Gain on the sale of bank premises in 2018 of $1.2 million

Partially offsetting these items was an increase in service charges on deposit accounts of $580,000 primarily related to higher overdraft and maintenance and activity charges. Management implemented initiatives to increase fee income on deposit accounts and was focused on growing noninterest income from existing and potential new sources.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits and other personnel expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense, before debt extinguishment costs, increased $58,000 in 2020 as compared to 2019. Excluding executive severance and retirement charges of $2.6 million in 2019, the increase over 2019 was $2.6 million. The $2.6 million increase was primarily due to increases in compensation and benefit costs mainly related to normal salary adjustments and hiring of lending and credit staff. The increase over 2019 also includes charges related to the closure and consolidation of six branches of $476,000 and technology and service contract termination costs related to our Investment Management Division of $315,000, partially offset by declines in consulting and marketing costs of $352,000 and $242,000, respectively.

Noninterest expense increased $1.1 million, or 1.8%, when comparing 2019 to 2018. The increase was primarily attributable to increases in salaries and employee benefits of $646,000, or 1.8%, occupancy and equipment expense of $218,000, or 1.9%, and technology and professional services fees of $779,000, partially offset by decreases in FDIC insurance expense of $653,000 and marketing expense of $510,000. The increase in salaries and employee benefits included executive severance and retirement charges of $2.6 million ($2.0 million after-tax, or $.08 per share) in the fourth quarter of 2019 and the forfeiture of certain stock-based compensation awards in 2018. These items were partially offset by a decrease of $1.5 million due to special salary-related items recorded in 2019 and 2018 and a decline in retirement plan expense of $313,000. The increase in occupancy and equipment expense was mainly due to higher rent and other operating costs on the Bank’s facilities and equipment and the cost of an environmental remediation. The increase in technology and professional services fees included an increase in consulting fees of $454,000 mainly related to a revenue enhancement project. The decrease in FDIC insurance expense was due to FDIC assessment credits received by the Bank during the third and fourth quarters of 2019. The decrease in marketing expense was due to fewer branch openings.

2020 and 2018 Deleveraging and Securities Portfolio Restructuring Transactions

During 2020, the Bank eliminated some inefficient leverage by selling mortgage-backed securities with a carrying value of $64.5 million and using the proceeds along with excess cash of $66.8 million to prepay long-term debt of $128.7 million. The transactions resulted in an overall net loss of $3,000 with the gain on sale of securities and loss on extinguishment of debt essentially the same at $2.6 million each. The deleveraging benefited net interest margin by approximately 10 basis points beginning in the fourth quarter and improved leverage capital.

During 2018, the Bank sold $274.4 million of available-for-sale securities to improve the securities portfolio yield and net interest margin and eliminate inefficient leverage. The proceeds were reinvested in mortgage-backed securities and corporate bonds and used to pay down overnight borrowings. The loss on the 2018 securities sales totaled $10.4 million ($7.5 million after-tax) and the payback period, excluding the deleveraging transaction, was approximately 2.0 years. Because these transactions were completed toward the end of the year, they had only a partial impact on interest income and net interest margin for 2018.

Income Taxes

The Corporation’s effective tax rate was 16.8% and 16.5% in 2020 and 2019, respectively. The effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of BOLI and maintenance of a captive REIT.

2020 Versus 2019. The increase in income tax expense of $96,000 is attributable to an increase in the effective tax rate from 16.5% in 2019 to 16.8% in 2020 as tax-exempt income from municipal securities and BOLI in the current year declined as a percentage of pre-tax earnings when compared to 2019.

2019 Versus 2018. Income tax expense increased $3.2 million and the effective tax rate increased to 16.5% from 10.9% when comparing 2019 and 2018. These increases are primarily attributable to a decline in the current year in tax-exempt income from municipal securities and BOLI and the recognition in 2018 of state and local net operating loss carryforwards, higher excess tax benefits from stock-based compensation and tax savings resulting from a cost segregation study. The increase in income tax expense also reflects higher pre-tax earnings in 2019 as compared to 2018.

Financial Condition

Total assets were $4.1 billion at December 31, 2020, a decrease of $28.7 million, or .7%, from the previous year end. The decrease was primarily attributable to declines in loans of $154.8 million, or 4.9%, and securities of $34.8 million, or 5.0%, partially offset by an increase in cash and cash equivalents of $172.2 million. Total deposits were $3.3 billion at December 31, 2020, an increase of $177.6 million, or 5.6%, from December 31, 2019. The growth in deposits is comprised of an increase in noninterest-bearing checking deposits of $296.1 million, or 32.5%, partially offset by decreases in savings, NOW and money market deposits of $41.4 million, or 2.4%, and time deposits of $77.1 million, or 15.1%. Total borrowings decreased $222.1 million, or 42.0%, due to decreases in short-term borrowings of $130.6 million and long-term debt of $91.5 million. Stockholders’ equity increased $18.0 million, or 4.6% from December 2019. The increase was primarily attributable to net income, partially offset by dividends declared and shares repurchased.

Investment Securities. The following table presents the estimated fair value of available-for-sale securities and amortized cost of held-to-maturity securities at December 31, 2020, 2019 and 2018.

(in thousands)	2020	2019	2018
Held-to-Maturity Securities:
State and municipals	$—	$—	$5,142
Pass-through mortgage securities	—	—	267
Collateralized mortgage obligations	—	—	95
	$—	$—	$5,504
Available-for-Sale Securities:
State and municipals	$364,211	$382,143	$420,038
Pass-through mortgage securities	131,720	61,372	65,486
Collateralized mortgage obligations	53,711	138,199	154,901
Corporate bonds	113,080	115,830	117,590
	$662,722	$697,544	$758,015

The following table presents the maturities and weighted average tax equivalent yields of the Bank’s available-for-sale investment securities at December 31, 2020. Yields on available-for-sale securities have been computed based on amortized cost.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipals	$9,560	3.59%	$80,408	3.07%	$126,457	3.45%	$147,786	3.25%
Pass-through mortgage securities	—	—	541	2.66	923	2.47	130,256	1.23
Collateralized mortgage obligations	—	—	—	—	—	—	53,711	0.75
Corporate bonds	—	—	—	—	113,080	2.26	—	—
	$9,560	3.59%	$80,949	3.07%	$240,460	2.89%	$331,753	2.05%

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

During the fourth quarter of 2020, corporate bonds totaling $82.4 million began to reprice on a quarterly basis to the ten-year swap rate and had a weighted average yield of 1.21% at December 31, 2020. In the fourth quarter of 2021, corporate bonds totaling $30.7 million with a weighted average yield of 5.10% at December 31, 2020 will begin to reprice on a quarterly basis to the ten-year swap rate.

During 2020, the Bank received cash dividends of $1.7 million on its FRB and FHLB stock, representing an average yield of 6.14%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Commercial and industrial	$100,015	$103,879	$98,785	$109,623	$126,038
SBA PPP	139,487	—	—	—	—
Commercial mortgages:
Multifamily	776,976	835,013	756,714	682,593	610,385
Other	513,176	447,484	433,330	414,783	371,142
Owner-occupied	130,919	118,792	91,251	95,631	103,671
Residential mortgages:
Closed end	1,316,727	1,621,419	1,809,651	1,558,564	1,238,431
Revolving home equity	54,005	59,231	67,710	83,625	86,461
Consumer and other	2,149	2,431	5,958	5,533	9,293
	3,033,454	3,188,249	3,263,399	2,950,352	2,545,421
Allowance for credit losses	(33,037)	(29,289)	(30,838)	(33,784)	(30,057)
	$3,000,417	$3,158,960	$3,232,561	$2,916,568	$2,515,364

Maturity and rate information for commercial and industrial loans outstanding at December 31, 2020 is set forth below.

	Maturity
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial and industrial loans:
Fixed rate	$38,008	$19,249	$5,519	$62,776
Variable rate	15,432	20,154	1,653	37,239
	$53,440	$39,403	$7,172	$100,015

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

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans (includes loans held-for-sale):
Troubled debt restructurings	$494	$465	$472	$100	$788
Other	628	423	1,663	900	1,770
Total nonaccrual loans	1,122	888	2,135	1,000	2,558
Loans past due 90 days or more and still accruing	—	—	—	—	621
Other real estate owned	—	—	—	5,125	—
Total nonperforming assets	1,122	888	2,135	6,125	3,179
Troubled debt restructurings - performing	815	1,070	1,289	947	757
Total risk elements	$1,937	$1,958	$3,424	$7,072	$3,936
Nonaccrual loans as a percentage of total loans	.04%	.03%	.07%	.03%	.10%
Nonperforming assets as a percentage of total loans and other real estate owned	.04%	.03%	.07%	.21%	.12%
Risk elements as a percentage of total loans and other real estate owned	.06%	.06%	.10%	.24%	.15%

The following table sets forth the gross interest income that would have been recorded under their original terms on nonaccrual loans and troubled debt restructurings and the actual amounts recorded for the years indicated.

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Amount that would have been recorded during the year under original terms	$106	$113	$185	$101	$153
Actual amount recorded during the year	58	64	135	66	82

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

COVID-19 Loan Modifications. During the second and third quarters of 2020, the Bank provided payment deferrals in the form of loan modifications to borrowers experiencing financial disruption and economic hardship as a result of the pandemic. As of December 31, 2020, all such loans have resumed making payments and are current except for seven loans that were charged-off totaling $440,000 and one loan that was 30 to 89 days past due in the amount of $41,000. Additionally, three loans totaling $862,000 were in nonaccrual status at year end. Payments received from borrowers for COVID-19 loan modifications are first applied to interest accrued during the deferral period until such interest is recovered and then toward their contractual repayment schedule. Under the CARES Act, these modifications are not considered TDRs.

In addition to the Bank’s past due, nonaccrual and restructured loans, the disclosure of other potential problem loans can be found in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

Loan Risk Ratings. Risk ratings of the Corporation’s loans are set forth in the tables below. Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K. Deposit account overdrafts are not assigned a risk rating.

	December 31, 2020
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$90,276	$7,350	$529	$1,860	$—	$—	$100,015
SBA PPP	139,487	—	—	—	—	—	139,487
Commercial mortgages:
Multifamily	764,376	6,039	—	6,561	—	—	776,976
Other	505,892	1,403	—	5,881	—	—	513,176
Owner-occupied	122,491	6,094	—	2,334	—	—	130,919
Residential mortgages:
Closed end	1,315,467	298	—	962	—	—	1,316,727
Revolving home equity	53,223	414	—	368	—	—	54,005
Consumer and other	864	—	—	229	—	1,056	2,149
	$2,992,076	$21,598	$529	$18,195	$—	$1,056	$3,033,454

	December 31, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$100,095	$—	$3,493	$291	$—	$—	$103,879
Commercial mortgages:
Multifamily	831,360	—	3,653	—	—	—	835,013
Other	437,655	—	9,829	—	—	—	447,484
Owner-occupied	113,534	—	4,757	501	—	—	118,792
Residential mortgages:
Closed end	1,619,034	306	890	1,189	—	—	1,621,419
Revolving home equity	58,816	415	—	—	—	—	59,231
Consumer and other	1,644	—	—	268	—	519	2,431
	$3,162,138	$721	$22,622	$2,249	$—	$519	$3,188,249

Allowance and Provision for Credit Losses. On January 1, 2020, the Bank recorded a $2.9 million credit to the ACL to establish a beginning balance of $32.2 million, or 1.01% of total loans, using the CECL methodology. The Bank’s reserve coverage ratio on a CECL basis was 1.09% at March 31, 1.08% at June 30 and September 30 and 1.09% at December 31, 2020. Excluding PPP loans, the reserve coverage ratio increased 12 basis points during 2020 to 1.13% at year end. The increase is mainly due to current and forecasted economic conditions and higher historical loss rates. Nonaccrual loans, TDRs and loans past due 30 through 89 days remain at low levels.

During 2020, the Bank had loan chargeoffs of $2.7 million, recoveries of $584,000 and recorded a provision for credit losses of $3.0 million. The provision in the current period was largely attributable to the pandemic and includes $4.2 million related to higher historical loss rates and economic conditions and $2.1 million for net chargeoffs, partially offset by a decline in outstanding loan balances of residential and commercial mortgages.

During 2019, the Bank had loan chargeoffs and recoveries of $1.6 million and $51,000, respectively, and recorded a provision for loan losses of $33,000. The provision in 2019 was driven mainly by net chargeoffs partially offset by declines in outstanding loans and lower growth rate trends.

The ACL is an amount that management currently believes will be adequate to absorb expected lifetime losses in the Bank’s loan portfolio. As more fully discussed in the “Application of Critical Accounting Policies” section of this discussion, the process for estimating credit losses and determining the ACL as of any balance sheet date is subjective in nature and requires material estimates and judgements. Actual results could differ significantly from those estimates. Other detailed information on the Bank’s loan portfolio and ACL can be found in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

The following table sets forth the Bank’s ACL.

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of year	$29,289	$30,838	$33,784	$30,057	$27,256
Impact of ASC 326 Adoption	2,888	—	—	—	—
	32,177	30,838	33,784	30,057	27,256
Loans charged off:
Commercial and industrial	1,283	841	683	102	445
Commercial mortgages:
Multifamily	298	—	—	—	—
Other	502	—	—	—	—
Owner-occupied	—	—	—	820	—
Residential mortgages:
Closed end	558	433	552	97	259
Revolving home equity	86	358	253	100	—
Consumer and other	3	1	9	27	5
	2,730	1,633	1,497	1,146	709
Recoveries of loans charged off:
Commercial and industrial	519	39	34	13	4
Commercial mortgages - other	1	—	—	—	—
Residential mortgages:
Closed end	32	1	118	3	9
Revolving home equity	30	—	150	—	12
Consumer and other	2	11	4	3	5
	584	51	306	19	30
Net chargeoffs	2,146	1,582	1,191	1,127	679
Provision (credit) for credit losses	3,006	33	(1,755)	4,854	3,480
Balance, end of year	$33,037	$29,289	$30,838	$33,784	$30,057
Ratio of net chargeoffs to
average loans outstanding	.07%	.05%	.04%	.04%	.03%

The following table sets forth the allocation of the Bank’s total ACL by loan type.

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and
industrial	$1,416	3.3%	$1,493	3.3%	$1,158	3.0%	$1,441	3.7%	$1,408	4.9%
SBA PPP	209	4.6	—	—	—	—	—	—	—	—
Commercial mortgages:
Multifamily	9,474	25.6	7,151	26.2	5,851	23.2	6,423	23.2	6,119	24.0
Other	4,913	16.9	3,498	14.0	3,783	13.3	4,734	14.1	4,296	14.6
Owner-occupied	1,905	4.3	921	3.7	743	2.8	1,076	3.2	959	4.1
Residential mortgages:
Closed end	14,706	43.4	15,698	50.8	18,844	55.4	19,347	52.8	15,740	48.6
Revolving home
equity	407	1.8	515	1.9	410	2.1	689	2.8	1,401	3.4
Consumer and other	7.1		13.1		49.2		74.2		134.4
	$33,037	100.0%	$29,289	100.0%	$30,838	100.0%	$33,784	100.0%	$30,057	100.0%

The pandemic continues to present substantial challenges for the Bank and its customers. The amount of future chargeoffs and provisions for credit losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 92% of the Bank’s total loans outstanding at December 31, 2020. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the NYC metropolitan area has started to improve, the pace of the recovery is slow and remains uncertain. These challenges may result in higher drawdowns by customers on the Bank’s lending commitments and higher past due and nonaccrual loans, TDRs and credit losses.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits grew $177.6 million, or 5.6%, to $3.3 billion at December 31, 2020. The increase is attributable to growth in noninterest-bearing checking deposits of $296.1 million, or 32.5%, partially offset by decreases in savings, NOW and money market deposits of $41.4 million, or 2.4%, and time deposits of $77.1 million, or 15.1%.

The remaining maturities of the Bank’s time deposits at December 31, 2020 can be found in “Note E – Deposits” to the Corporation’s consolidated financial statements of this Form 10-K.

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements. Total borrowings decreased $222.1 million from $528.2 million in 2019 to $306.1 million at year-end 2020, comprised of decreases in short-term borrowings of $130.6 million and long-term debt of $91.5 million. Short-term borrowings are used to, among other things, offset the seasonal outflow of deposits. The decrease in long-term debt includes maturities of $82.8 million and early extinguishments of $128.7 million, partially offset by new fixed rate long-term FHLB borrowings of $120.0 million.

Capital. Stockholders’ equity totaled $407.1 million at December 31, 2020, an increase of $18.0 million from $389.1 million at December 31, 2019. The increase was primarily attributable to net income of $41.2 million, partially offset by dividends declared of $17.6 million and shares repurchased of $7.9 million.

The Corporation and the Bank elected to adopt the CBLR framework in 2020. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s ROE was 10.47%, 10.61% and 11.09% for the years ending December 31, 2020, 2019 and 2018, respectively and its ROA was 1.00%, .99% and 1.00%, respectively. Book value per share increased 5.2% during 2020 to $17.11 at December 31, 2020. Book value per share was $16.26 and $15.27 at December 31, 2019 and 2018, respectively.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of the Corporation and the Bank at December 31, 2020 were 9.97% and 9.98%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase up to $65 million in shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During 2020, the Corporation repurchased 377,200 shares of its common stock at a total cost of $7.9 million. Total repurchases completed since the commencement of the program amount to 2,140,600 shares at a cost of $47.6 million.

Cash Flows and Liquidity

Cash Flows. During 2020, the Corporation’s cash and cash equivalent position increased by $172.2 million, from $39.0 million at December 31, 2019 to $211.2 million at December 31, 2020. The increase occurred primarily because cash provided by deposit growth, paydowns of securities and loans and operations exceeded cash used to repay borrowings, repurchase common stock and pay cash dividends.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

Based on securities and loan collateral in place at the FRBNY and FHLBNY, the Bank had borrowing capacity of approximately $1.7 billion at December 31, 2020, which includes $134 million of unencumbered available-for-sale securities.

Off-Balance Sheet Arrangements and Contractual Obligations

The Corporation’s off-balance sheet arrangements and contractual obligations at December 31, 2020 are summarized in the table that follows. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity, small business credit scored and certain other lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2020 pursuant to off-balance sheet arrangements and contractual obligations.

		Amount of Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Commitments to extend credit	$252,666	$98,848	$46,539	$52,396	$54,883
Standby letters of credit	4,246	3,781	250	—	215
Long-term debt	296,002	70,000	173,502	42,500	10,000
Operating lease obligations	14,366	2,475	4,663	3,814	3,414
Purchase obligations	8,188	2,979	5,209	—	—
Time deposits	434,354	301,716	54,669	37,785	40,184
	$1,009,822	$479,799	$284,832	$136,495	$108,696

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

The purchase obligations shown in the preceding table are pursuant to contracts that the Bank has with providers of data processing and telecommunications services.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at December 31, 2020 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending December 31, 2021 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.4 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending December 31, 2021 and calculations of EVE at December 31, 2020 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on, among other things, the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at December 31, 2020		Net Interest Income for 2021
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$539,927	-5.6%	$99,408	-3.7%
+ 200 basis point rate shock	560,677	-2.0%	101,345	-1.8%
+ 100 basis point rate shock	581,257	1.6%	102,993	-0.2%
Base case (no rate change)	572,134	—	103,245	—
- 100 basis point rate shock	480,069	-16.1%	100,577	-2.6%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ended December 31, 2021 because, among other things, the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Unlike nonmaturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. An immediate decrease in interest rates of 100 basis points could also negatively impact the Bank’s net interest income and EVE for the same time period due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: the recent and continuing global pandemic, general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in Item 1A, “Risk Factors” included in this report. Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in thousands)	2020	2019
Assets:
Cash and cash equivalents	$211,182	$38,968
Investment securities available-for-sale, at fair value	662,722	697,544

Loans:
Commercial and industrial	100,015	103,879
SBA Paycheck Protection Program	139,487	—
Secured by real estate:
Commercial mortgages	1,421,071	1,401,289
Residential mortgages	1,316,727	1,621,419
Home equity lines	54,005	59,231
Consumer and other	2,149	2,431
	3,033,454	3,188,249
Allowance for credit losses	(33,037)	(29,289)
	3,000,417	3,158,960
Restricted stock, at cost	20,814	30,899
Bank premises and equipment, net	38,830	40,017
Right-of-use asset - operating leases	12,212	14,343
Bank-owned life insurance	85,432	83,119
Pension plan assets, net	20,109	18,275
Deferred income tax benefit	1,375	317
Other assets	16,048	15,401
	$4,069,141	$4,097,843
Liabilities:
Deposits:
Checking	$1,208,073	$911,978
Savings, NOW and money market	1,679,161	1,720,599
Time	434,354	511,439
	3,321,588	3,144,016
Short-term borrowings	60,095	190,710
Long-term debt	246,002	337,472
Operating lease liability	13,046	15,220
Accrued expenses and other liabilities	21,292	21,317
	3,662,023	3,708,735
Commitments and Contingent Liabilities (Note L)

Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,790,589 and 23,934,632 shares	2,379	2,393
Surplus	105,547	111,744
Retained earnings	295,622	274,376
	403,548	388,513
Accumulated other comprehensive income, net of tax	3,570	595
	407,118	389,108
	$4,069,141	$4,097,843

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (dollars in thousands, except per share data)	2020	2019	2018
Interest and dividend income:
Loans	$109,492	$117,171	$112,784
Investment securities:
Taxable	11,873	15,212	12,040
Nontaxable	9,851	11,467	13,413
	131,216	143,850	138,237
Interest expense:
Savings, NOW and money market deposits	9,097	18,563	12,105
Time deposits	10,977	14,494	10,452
Short-term borrowings	1,574	3,261	4,858
Long-term debt	7,540	7,363	8,315
	29,188	43,681	35,730
Net interest income	102,028	100,169	102,507
Provision (credit) for credit losses	3,006	33	(1,755)
Net interest income after provision (credit) for credit losses	99,022	100,136	104,262

Noninterest income:
Investment Management Division income	2,180	2,010	2,175
Service charges on deposit accounts	2,962	3,214	2,634
Net gains (losses) on sales of securities	2,556	14	(10,406)
Other	6,388	5,373	7,876
	14,086	10,611	2,279
Noninterest expense:
Salaries and employee benefits	37,288	37,111	36,465
Occupancy and equipment	12,370	11,904	11,686
Debt extinguishment	2,559	—	—
Other	11,364	11,949	11,755
	63,581	60,964	59,906
Income before income taxes	49,527	49,783	46,635
Income tax expense	8,324	8,228	5,062
Net income	$41,203	$41,555	$41,573

Weighted average:
Common shares	23,859,119	24,663,726	25,293,698
Dilutive stock options and restricted stock units	53,915	184,800	164,301
	23,913,034	24,848,526	25,457,999
Earnings per share:
Basic	$1.73	$1.68	$1.64
Diluted	$1.72	$1.67	$1.63

Cash dividends declared per share	$0.74	$0.70	$0.64

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (in thousands)	2020	2019	2018

Net income	$41,203	$41,555	$41,573

Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	3,543	14,142	(8,485)
Change in funded status of pension plan	1,571	3,525	(4,316)
Change in net unrealized loss on derivative instruments	(867)	(3,289)	(1,130)
Other comprehensive income (loss) before income taxes	4,247	14,378	(13,931)
Income tax expense (benefit)	1,272	4,343	(4,222)
Other comprehensive income (loss)	2,975	10,035	(9,709)
Comprehensive income	$44,178	$51,590	$31,864

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	24,668,390	$2,467	$127,122	$224,315	$546	$354,450
Net income				41,573		41,573
Other comprehensive loss					(9,709)	(9,709)
Reclassification of stranded tax
effects upon the adoption of
ASU 2018-02				277	(277)	—
Repurchase of common stock	(77,300)	(8)	(1,533)			(1,541)
Shares tendered upon the exercise
of stock options	(14,549)	(1)	(365)			(366)
Shares withheld upon the vesting
and conversion of RSUs	(27,591)	(3)	(771)			(774)
Common stock issued under stock
compensation plans	174,164	17	727			744
Common stock issued under
dividend reinvestment and stock
purchase plan	699,626	70	18,169			18,239
Stock-based compensation			1,814			1,814
Cash dividends declared				(16,243)		(16,243)
Balance, December 31, 2018	25,422,740	2,542	145,163	249,922	(9,440)	388,187
Net income				41,555		41,555
Other comprehensive income					10,035	10,035
Repurchase of common stock	(1,686,100)	(169)	(38,002)			(38,171)
Shares withheld upon the vesting
and conversion of RSUs	(41,018)	(4)	(850)			(854)
Common stock issued under stock
compensation plans	150,988	15	570			585
Common stock issued under
dividend reinvestment and stock
purchase plan	88,022	9	1,813			1,822
Stock-based compensation			3,050			3,050
Cash dividends declared				(17,101)		(17,101)
Balance, December 31, 2019	23,934,632	2,393	111,744	274,376	595	389,108
Effect of adopting ASU 2016-13				(2,325)		(2,325)
Balance at January 1, 2020 as
adjusted for change in
accounting principle	23,934,632	2,393	111,744	272,051	595	386,783
Net income				41,203		41,203
Other comprehensive income					2,975	2,975
Repurchase of common stock	(377,200)	(38)	(7,897)			(7,935)
Shares withheld upon the vesting
and conversion of RSUs	(66,142)	(6)	(1,521)			(1,527)
Common stock issued under stock
compensation plans	249,414	25	625			650
Common stock issued under
dividend reinvestment and stock
purchase plan	49,885	5	808			813
Stock-based compensation			1,788			1,788
Cash dividends declared				(17,632)		(17,632)
Balance, December 31, 2020	23,790,589	$2,379	$105,547	$295,622	$3,570	$407,118

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$41,203	$41,555	$41,573
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	3,006	33	(1,755)
Provision (credit) for deferred income taxes	(1,331)	(1,212)	(1,601)
Depreciation and amortization of premises and equipment	4,195	4,078	4,068
Amortization of right-of-use asset - operating leases	2,177	2,140	—
Premium amortization on investment securities, net	1,852	1,264	1,714
Net (gain) loss on sales of securities	(2,556)	(14)	10,406
Loss on debt extinguishment	2,559	—	—
Net gain on sale of premises and equipment	—	—	(1,176)
Stock-based compensation expense	1,788	3,050	1,814
Accretion of cash surrender value on bank-owned life insurance	(2,313)	(2,194)	(2,134)
Pension expense (credit)	(263)	404	(319)
Increase (decrease) in other liabilities	(3,751)	(38)	4,002
Other decreases (increases)	(531)	921	2,782
Net cash provided by operating activities	46,035	49,987	59,374
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	64,453	21,983	263,994
Proceeds from maturities and redemptions	146,063	151,214	74,639
Purchases	(171,447)	(95,905)	(397,174)
Held-to-maturity securities:
Proceeds from maturities and redemptions	—	3,184	5,240
Purchases	—	(1,609)	(3,059)
Proceeds from sales of real estate and loans held-for-sale	—	—	8,043
Net decrease (increase) in loans	152,649	73,568	(315,389)
Net decrease (increase) in restricted stock	10,085	9,787	(3,372)
Purchases of bank-owned life insurance, net of proceeds	—	—	(18,561)
Purchases of premises and equipment, net	(3,008)	(2,875)	(5,687)
Net cash provided by (used in) investing activities	198,795	159,347	(391,326)
Cash Flows From Financing Activities:
Net increase in deposits	177,572	59,044	262,975
Net increase (decrease) in short-term borrowings	(130,615)	(198,213)	107,782
Proceeds from long-term debt	120,000	48,945	39,680
Repayment of long-term debt	(214,029)	(73,500)	(101,450)
Proceeds from issuance of common stock, net of shares withheld	(188)	1,420	17,777
Repurchases of common stock	(7,935)	(38,171)	(1,541)
Cash dividends paid	(17,421)	(17,249)	(15,585)
Net cash (used in) provided by financing activities	(72,616)	(217,724)	309,638
Net (decrease) increase in cash and cash equivalents	172,214	(8,390)	(22,314)
Cash and cash equivalents, beginning of year	38,968	47,358	69,672
Cash and cash equivalents, end of period	$211,182	$38,968	$47,358
Supplemental Cash Flow Disclosures:
Cash paid for interest	$29,500	$43,520	$35,274
Cash paid for income taxes	7,582	8,867	2,490
Operating cash flows from operating leases	2,796	2,547	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	923	16,483	—
Cash dividends payable	4,519	4,308	4,456
Held-to-maturity securities transferred to available-for-sale	—	3,949	—
Loans transferred from portfolio to held-for-sale	—	—	1,151

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

Adoption of New Accounting Standards

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

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure Requirements for Fair Value Measurement” to modify certain disclosures pertaining to fair value measurements as part of the FASB’s disclosure framework project. Management adopted ASU 2018-13 on January 1, 2020. See Note M “Fair Value of Financial Instruments” for disclosures required by ASU 2018-13.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions that generally mature within 90 days.

Investment Securities

Current accounting standards require that investment securities be classified as held-to-maturity, available-for-sale or trading. The trading category is not applicable to any securities in the Bank's portfolio because the Bank does not buy or hold debt or equity securities principally for the purpose of selling in the near term. Held-to-maturity securities, or debt securities which the Bank has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale securities, or debt securities which are neither held-to-maturity securities nor trading securities, are reported at fair value, with unrealized gains and losses, net of the related income tax effect, included in other comprehensive income (loss) (“OCI”). Equity securities, if any, are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

Management measures expected credit losses on held-to-maturity debt securities, if any, on a collective basis by major security type. Accrued interest receivable on held-to maturity debt securities is excluded from the estimate of credit losses.

For available-for-sale securities in an unrealized loss position, management first evaluates whether the decline in fair value has resulted from an actual or estimated credit loss event. Management considers, among other factors, the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss is likely, management then assesses whether it has the intent to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost and determines the present value of cash flows expected to be collected from the security as compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an allowance is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in OCI. Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value. Any subsequent declines in fair value below the initial carrying value are recorded as a valuation allowance established through a charge to noninterest income.

Loans and Allowance for Credit Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the principal balance outstanding plus or minus net deferred loan costs and fees. Accrued interest receivable is reported in “Other assets” on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest on loans is credited to income based on the principal amount outstanding. Direct loan origination costs, net of loan origination fees, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the Bank’s loan portfolio. The allowance is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged against the ACL, and subsequent recoveries, if any, are credited to the allowance.

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

Troubled debt restructurings (“TDRs”) are individually evaluated for loss and generally reported at the present value of estimated future cash flows using the loan’s effective rate at inception. However, if a TDR is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral.

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

The ACL is an amount that management currently believes will be adequate to absorb current expected credit losses in the Bank’s loan portfolio. The process for estimating credit losses and determining the ACL as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from those estimates.

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

Bank Premises and Equipment and Operating Leases

Land is carried at cost. Other bank premises and equipment are carried at cost less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method over their estimated useful lives, which range from 31 to 40 years. Building and leasehold improvements are depreciated using the straight-line method over the remaining lives of the buildings or leases, as applicable, or their estimated useful lives, whichever is shorter. The lives of the respective leases range from five years to twenty years. Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three years to ten years. Premises and equipment held-for-sale, if any, is included in “Other assets” on the Corporation’s consolidated balance sheet and carried at the lower of cost or fair value.

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

Other Real Estate Owned

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs and is included in other assets on the consolidated balance sheet. Chargeoffs recorded at the time of acquisition are charged to the ACL. Thereafter, decreases in the property’s estimated fair value are charged to earnings and credited to a valuation allowance and subsequent recoveries in fair value are credited to earnings and charged to the valuation allowance. Such adjustments to earnings are included in other noninterest expense along with any additional property maintenance costs incurred in owning the property. Rental income received from tenants of other real estate owned is included in other noninterest income.

Long-term Assets

Premises and equipment, intangible assets, BOLI and other long-term assets, if any, are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit. The face amount of these items represents the exposure to loss, before considering collateral held or ability to repay. The Bank estimates credit losses on off-balance sheet credit exposures by considering the likelihood of an outstanding commitment converting into an outstanding loan and applying historical loss factors used on similar portfolio segments, unless the obligation is unconditionally cancellable by the Bank. The ACL on off-balance sheet credit exposures is recorded in the line item “Accrued expenses and other liabilities” in the consolidated balance sheet and is adjusted as a provision for credit loss expense which is included in the line item “other noninterest expense” in the consolidated statements of income. Off-balance sheet credit instruments are recorded on the balance sheet when they are funded or drawn down.

Derivatives

The Corporation records cash flow hedges at the inception of a derivative contract based on management’s intentions and belief as to the likely effectiveness of the hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is recorded in OCI and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The changes in the fair value of a derivative that is not highly effective in hedging the expected cash flows of the hedged item are recognized immediately as interest expense in the consolidated statements of income.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as interest expense. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Stockholders’ Equity

Earnings Per Share. The Corporation calculates basic and diluted earnings per share (“EPS”) using the treasury stock method. Basic EPS excludes the dilutive effect of outstanding stock options and restricted stock units (“RSUs”) and is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and RSUs were converted into shares of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of common shares and dilutive stock options and RSUs. 25,519 and 6,122 RSUs were excluded from the calculation of EPS at December 31, 2020 and 2018, respectively, because their inclusion would be anti-dilutive. There were no anti-dilutive stock options or RSUs at December 31, 2019. Other than the stock options and RSUs described in “Note I – Stock-Based Compensation”, the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

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

Comprehensive Income

Comprehensive income includes net income and OCI. OCI includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. OCI for the Corporation consists of net unrealized holding gains or losses on available-for-sale securities and derivative instruments and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated OCI is recognized as a separate component of stockholders’ equity.

The components of OCI and the related tax effects are as follows:

(in thousands)	2020	2019	2018
Change in net unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$6,099	$14,156	$(18,891)
Reclassification adjustment for losses (gains) included in net income (1)	(2,556)	(14)	10,406
	3,543	14,142	(8,485)
Tax effect	1,063	4,242	(2,569)
	2,480	9,900	(5,916)
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	1,571	3,173	(4,316)
Amortization of net actuarial loss included in pension expense (2)	—	352	—
	1,571	3,525	(4,316)
Tax effect	470	1,083	(1,312)
	1,101	2,442	(3,004)
Change in unrealized loss on derivative instruments:
Amount of loss recognized during the period	(4,835)	(4,116)	(1,607)
Reclassification adjustment for net interest expense included in
net income (3)	3,968	827	477
	(867)	(3,289)	(1,130)
Tax effect	(261)	(982)	(341)
	(606)	(2,307)	(789)
Other comprehensive income (loss)	$2,975	$10,035	$(9,709)

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

(3) Represents the net interest expense recorded from derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following sets forth the components of accumulated OCI, net of tax:

	Current Period Change due to
		Other
	Balance	Comprehensive	Balance
(in thousands)	12/31/19	Income (Loss)	12/31/20
Unrealized holding gains (losses) on available-for-sale securities	$6,945	$2,480	$9,425
Unrealized actuarial losses on pension plan	(3,254)	1,101	(2,153)
Unrealized loss on derivative instruments	(3,096)	(606)	(3,702)
Accumulated other comprehensive income (loss), net of tax	$595	$2,975	$3,570

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

In August 2018, the FASB issued ASU 2018-14 “Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU modifies certain disclosure requirements pertaining to defined benefit plans as part of the FASB’s disclosure framework project intended to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of the ASU may modify the Corporation’s disclosures but will not impact its financial position or results of operations.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities at December 31, 2020 and 2019.

	2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
State and municipals	$348,260	$15,951	$—	$364,211
Pass-through mortgage securities	128,843	2,881	(4)	131,720
Collateralized mortgage obligations	53,163	599	(51)	53,711
Corporate bonds	119,000	—	(5,920)	113,080
	$649,266	$19,431	$(5,975)	$662,722

	2019
Available-for-Sale Securities:
State and municipals	$372,113	$10,269	$(239)	$382,143
Pass-through mortgage securities	60,307	1,104	(39)	61,372
Collateralized mortgage obligations	136,211	2,247	(259)	138,199
Corporate bonds	119,000	—	(3,170)	115,830
	$687,631	$13,620	$(3,707)	$697,544

At December 31, 2020 and 2019, investment securities with a carrying value of $380,656,000 and $382,963,000, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2020 and 2019.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2020 and 2019 presented by length of time the securities had been in a continuous unrealized loss position.

	2020
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Pass-through mortgage securities	$1,871	$(4)	$—	$—	$1,871	$(4)
Collateralized mortgage obligations	24,970	(51)	—	—	24,970	(51)
Corporate bonds	—	—	113,080	(5,920)	113,080	(5,920)
Total temporarily impaired	$26,841	$(55)	$113,080	$(5,920)	$139,921	$(5,975)

	2019
State and municipals	$6,662	$(83)	$5,084	$(156)	$11,746	$(239)
Pass-through mortgage securities	5,287	(14)	4,084	(25)	9,371	(39)
Collateralized mortgage obligations	30,886	(259)	—	—	30,886	(259)
Corporate bonds	51,020	(980)	64,810	(2,190)	115,830	(3,170)
Total temporarily impaired	$93,855	$(1,336)	$73,978	$(2,371)	$167,833	$(3,707)

Following is a discussion of unrealized losses by type of security, none of which are considered impaired at December 31, 2020 and 2019.

Pass-through Mortgage Securities

At December 31, 2020, one pass-through mortgage security of approximately $1.9 million had an unrealized loss of $4,000. This security was issued by a U.S. government-sponsored agency and is considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bond. The Bank does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery. The fair value is expected to recover as the bond approaches maturity.

Collateralized Mortgage Obligations

At December 31, 2020, collateralized mortgage obligations of approximately $25.0 million had an unrealized loss of $51,000. These securities were issued by U.S. government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At December 31, 2020, approximately $113.1 million of corporate bonds had an unrealized loss of $5.9 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley, and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds provided a fixed interest rate for a period of two years or three years and then reset quarterly based on the ten year constant maturity swap rate. During the fourth quarter of 2020, corporate bonds with a current fair value of $82.4 million began to reprice and had a weighted average yield of 1.21% at December 31, 2020. During the fourth quarter of 2021, corporate bonds with current fair values of $30.7 million and a current weighted average yield of 5.10% will begin to reprice on a quarterly basis.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The decline in fair value is attributable to an increase in credit spreads, a decline in interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continue to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at December 31, 2020.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

(in thousands)	2020	2019	2018
Proceeds	$64,453	$21,983	$263,994

Gains	$2,556	$138	$300
Losses	—	(124)	(10,706)
Net gain (loss)	$2,556	$14	$(10,406)

The income tax expense (benefit) related to these net realized gains (losses) was $766,000, $4,000 and ($2,907,000) in 2020, 2019 and 2018, respectively, and is included in the consolidated statements of income in the line item “Income tax expense.”

Sales of Held-to-Maturity Securities. The Bank did not have any securities classified as held-to-maturity in 2020. During 2019 and 2018, the Bank did not sell any securities that were classified as held-to-maturity.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at December 31, 2020 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Available-for-Sale Securities:
Within one year	$9,518	$9,560
After 1 through 5 years	77,694	80,408
After 5 through 10 years	240,070	239,537
After 10 years	139,978	147,786
Mortgage-backed securities	182,006	185,431
	$649,266	$662,722

NOTE C – LOANS

The following table sets forth the loans outstanding by class of loans as of December 31, 2020 and 2019.

	December 31,	December 31, 2019
	2020	Loans			Allowance for Loan Losses
(in thousands)	Loans Outstanding	Individually Evaluated	Collectively Evaluated	Ending Balance	Individually Evaluated	Collectively Evaluated	Ending Balance
Commercial and industrial	$100,015	$—	$103,879	$103,879	$—	$1,493	$1,493
SBA PPP	139,487	—	—	—	—	—	—
Commercial mortgages:
Multifamily	776,976	—	835,013	835,013	—	7,151	7,151
Other	513,176	—	447,484	447,484	—	3,498	3,498
Owner-occupied	130,919	501	118,291	118,792	—	921	921
Residential mortgages:
Closed end	1,316,727	1,189	1,620,230	1,621,419	14	15,684	15,698
Revolving home equity	54,005	—	59,231	59,231	—	515	515
Consumer and other	2,149	268	2,163	2,431	—	13	13
	$3,033,454	$1,958	$3,186,291	$3,188,249	$14	$29,275	$29,289

The following tables present the activity in the ACL for the years ended December 31, 2020, 2019 and 2018.

(in thousands)	Balance at 1/1/20	Impact of ASC 326 Adoption	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 12/31/20
Commercial and industrial	$1,493	$(244)	$1,283	$519	$931	$1,416
SBA PPP	—	—	—	—	209	209
Commercial mortgages:
Multifamily	7,151	1,059	298	—	1,562	9,474
Other	3,498	(47)	502	1	1,963	4,913
Owner-occupied	921	778	—	—	206	1,905
Residential mortgages:
Closed end	15,698	1,356	558	32	(1,822)	14,706
Revolving home equity	515	(6)	86	30	(46)	407
Consumer and other	13	(8)	3	2	3	7
	$29,289	$2,888	$2,730	$584	$3,006	$33,037

(in thousands)	Balance at 1/1/19	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 12/31/19
Commercial and industrial	$1,158	$841	$39	$1,137	$1,493
Commercial mortgages:
Multifamily	5,851	—	—	1,300	7,151
Other	3,783	—	—	(285)	3,498
Owner-occupied	743	—	—	178	921
Residential mortgages:
Closed end	18,844	433	1	(2,714)	15,698
Revolving home equity	410	358	—	463	515
Consumer and other	49	1	11	(46)	13
	$30,838	$1,633	$51	$33	$29,289

(in thousands)	Balance at 1/1/18	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 12/31/18
Commercial and industrial	$1,441	$683	$34	$366	$1,158
Commercial mortgages:
Multifamily	6,423	—	—	(572)	5,851
Other	4,734	—	—	(951)	3,783
Owner-occupied	1,076	—	—	(333)	743
Residential mortgages:
Closed end	19,347	552	118	(69)	18,844
Revolving home equity	689	253	150	(176)	410
Consumer and other	74	9	4	(20)	49
	$33,784	$1,497	$306	$(1,755)	$30,838

The pandemic had an adverse impact on the provision for credit losses during 2020 and resulted in certain loan modifications to borrowers experiencing financial disruption and economic hardship. Q-factors assessing the risks associated with these modifications, higher charges resulting from Q-factors derived from current conditions and reasonable and supportable forecasts and increases in historical loss rates were the key drivers in determining the provision in 2020. These charges were offset in part by the decline in loan balances for most loan pools.

Aging of Loans. The following tables present the aging of loans past due and loans in nonaccrual status by class of loans.

	December 31, 2020
	Past Due			Nonaccrual
(in thousands)	30-59 Days	60-89 Days	90 Days or More and Still Accruing	With an Allowance for Credit Loss	With No Allowance for Credit Loss	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$65	$—	$—	$—	$—	$65	$99,950	$100,015
SBA PPP	—	—	—	—	—	—	139,487	139,487
Commercial mortgages:
Multifamily	—	—	—	—	—	—	776,976	776,976
Other	—	—	—	—	—	—	513,176	513,176
Owner-occupied	—	—	—	—	494	494	130,425	130,919
Residential mortgages:
Closed end	1,357	—	—	—	261	1,618	1,315,109	1,316,727
Revolving home equity	—	—	—	—	367	367	53,638	54,005
Consumer and other	—	—	—	—	—	—	2,149	2,149
	$1,422	$—	$—	$—	$1,122	$2,544	$3,030,910	$3,033,454

	December 31, 2019
Commercial and industrial	$196	$—	$—	$—	$—	$196	$103,683	$103,879
Commercial mortgages:
Multifamily	—	—	—	—	—	—	835,013	835,013
Other	—	—	—	—	—	—	447,484	447,484
Owner-occupied	—	—	—	—	—	—	118,792	118,792
Residential mortgages:
Closed end	2,316	—	—	—	888	3,204	1,618,215	1,621,419
Revolving home equity	—	414	—	—	—	414	58,817	59,231
Consumer and other	2	—	—	—	—	2	2,429	2,431
	$2,514	$414	$—	$—	$888	$3,816	$3,184,433	$3,188,249

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at December 31, 2020, 2019 or 2018.

Accrued interest receivable from loans totaled $9,745,000 and $8,409,000 at December 31, 2020 and 2019, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

COVID-19 Loan Modifications. During the second and third quarters of 2020, the Bank provided payment deferrals in the form of loan modifications to borrowers experiencing financial disruption and economic hardship as a result of the pandemic. As of December 31, 2020, all such loans have resumed making payment and are current except for seven loans that were charged-off totaling $440,000 and one loan that was 30 to 89 days past due in the amount of $41,000. Additionally, three loans totaling $862,000 were in nonaccrual status at year end. Payments received from borrowers for COVID-19 loan modifications are first applied to interest accrued during the deferral period until such interest is recovered and then toward their contractual repayment schedule. Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), these modifications are not considered TDRs.

Troubled Debt Restructurings. A restructuring constitutes a TDR when it includes a concession by the Bank and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Bank performs the evaluation under its internal underwriting policy, taking into consideration the relief from TDR accounting provided by the CARES Act.

The following table presents information about loans modified in TDRs during the year ended December 31, 2018. The Bank did not modify any loans in TDRs during 2020 and 2019.

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

At December 31, 2019 and 2018, the Bank had a reserve of $14,000 and $16,000, respectively, allocated to specific TDRs. No ACL was allocated to specific troubled debt restructurings at December 31, 2020. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no TDRs for which there was a payment default during 2020, 2019 and 2018 that were modified during the 12 month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics. Credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions including those arising from the pandemic, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by real estate mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City (“NYC”), and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment and other income of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled. These sources of repayment are dependent on, among other things, the strength of the local economy. In addition, the pandemic continues to present substantial challenges for the Bank and its customers. These challenges may result in higher drawdowns by customers on the Bank’s lending commitments, a deterioration in collateral values and higher past due and nonaccrual loans, TDRs and credit losses.

Credit Quality Indicators. The Bank categorizes loans into risk categories based on relevant information about the borrower’s ability to service their debt including, but not limited to, current financial information for the borrower and any guarantors, payment experience, credit underwriting documentation, public records, due diligence checks and current economic trends. Management analyzes loans individually and classifies them using risk rating matrices consistent with regulatory guidance as follows.

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

	December 31, 2020
	Term Loans by Origination Year
							Revolving
(in thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial and industrial:
Pass	$22,848	$8,789	$7,542	$6,033	$5,505	$19,086	$20,473	$90,276
Watch	—	1,508	—	4,000	—	1,842	—	7,350
Special Mention	48	—	65	115	—	301	—	529
Substandard	1,298	400	—	—	—	162	—	1,860
Doubtful	—	—	—	—	—	—	—	—
	$24,194	$10,697	$7,607	$10,148	$5,505	$21,391	$20,473	$100,015
SBA PPP:
Pass	$139,487	$—	$—	$—	$—	$—	$—	$139,487
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$139,487	$—	$—	$—	$—	$—	$—	$139,487
Commercial mortgages – multifamily:
Pass	$25,719	$152,142	$160,998	$152,648	$30,342	$242,527	$—	$764,376
Watch	—	—	—	3,772	2,267	—	—	6,039
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,561	—	—	—	6,561
Doubtful	—	—	—	—	—	—	—	—
	$25,719	$152,142	$160,998	$162,981	$32,609	$242,527	$—	$776,976
Commercial mortgages – other:
Pass	$117,602	$44,398	$49,873	$50,547	$105,512	$137,960	$—	$505,892
Watch	—	—	—	—	—	1,403	—	1,403
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,881	—	5,881
Doubtful	—	—	—	—	—	—	—	—
	$117,602	$44,398	$49,873	$50,547	$105,512	$145,244	$—	$513,176
Commercial mortgages – owner-occupied:
Pass	$11,444	$37,406	$8,751	$9,493	$12,388	$43,009	$—	$122,491
Watch	—	6,094	—	—	—	—	—	6,094
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,840	—	494	—	2,334
Doubtful	—	—	—	—	—	—	—	—
	$11,444	$43,500	$8,751	$11,333	$12,388	$43,503	$—	$130,919
Residential mortgages:
Pass	$38,759	$21,964	$279,329	$339,700	$253,873	$381,842	$53,223	$1,368,690
Watch	—	—	—	—	—	298	414	712
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	457	—	—	505	368	1,330
Doubtful	—	—	—	—	—	—	—	—
	$38,759	$21,964	$279,786	$339,700	$253,873	$382,645	$54,005	$1,370,732
Consumer and other:
Pass	$106	$198	$3	$25	$236	$296	$—	$864
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	229	—	—	—	—	—	229
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	1,056	1,056
	$106	$427	$3	$25	$236	$296	$1,056	$2,149

Total Loans	$357,311	$273,128	$507,018	$574,734	$410,123	$835,606	$75,534	$3,033,454

	December 31, 2019
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$100,095	$—	$3,493	$291	$—	$—	$103,879
Commercial mortgages:
Multifamily	831,360	—	3,653	—	—	—	835,013
Other	437,655	—	9,829	—	—	—	447,484
Owner-occupied	113,534	—	4,757	501	—	—	118,792
Residential mortgages:
Closed end	1,619,034	306	890	1,189	—	—	1,621,419
Revolving home equity	58,816	415	—	—	—	—	59,231
Consumer and other	1,644	—	—	268	—	519	2,431
	$3,162,138	$721	$22,622	$2,249	$—	$519	$3,188,249

Loans to Directors and Executive Officers. At December 31, 2020 and 2019, there were no outstanding loans to directors, including their immediate families and companies in which they are principal owners or executive officers.

NOTE D – PREMISES AND EQUIPMENT AND OPERATING LEASES

Premises and equipment. Bank premises and equipment consist of the following:

	December 31,
(in thousands)	2020	2019
Land	$9,308	$9,038
Buildings and improvements	32,020	29,545
Leasehold improvements	15,141	14,629
Furniture and equipment	35,827	34,065
Construction in process	237	2,327
	92,533	89,604
Accumulated depreciation and amortization	(53,703)	(49,587)
	$38,830	$40,017

Operating Leases. The Bank leases certain branch and back-office locations under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2028 and had a weighted average remaining term of 6.39 and 7.42 years at December 31, 2020 and 2019, respectively. Many of the Bank’s leases include renewal options of up to ten years. The exercise of lease renewal options is at the Bank’s sole discretion.

The weighted average discount rate for leases in place at December 31, 2020 and 2019 was 3.00% and 3.07%, respectively. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Bank had two such leases during 2020 and recognized rent expense for these leases on a straight-line basis over the lease term. During 2020, the Bank early terminated three leases in connection with the closing of branches and recorded $148,000 in termination charges which is included in “occupancy and equipment expense” in the consolidated statements of income.

Rental payments required by the Bank’s lease agreements may increase over time based on certain variable components such as real estate taxes and common area maintenance charges.

The components of rent expense were as follows:

	December 31,
(in thousands)	2020	2019
Operating lease cost	$2,605	$2,632
Variable lease cost	608	455
Short-term lease cost	103	3
	$3,316	$3,090

The following is a maturity analysis of the operating lease liability as of December 31, 2020.

Year (dollars in thousands)	2020
2021	$2,475
2022	2,470
2023	2,193
2024	2,037
2025	1,777
Thereafter	3,414
Total lease payments	14,366
Less: interest	1,320
$13,046

Related Party Leases. Buildings occupied by two of the Bank’s branch offices are leased from a director of the Corporation and the Bank with a net lease liability of $228,000 and $105,000 at December 31, 2020 and 2019, respectively. One lease expires on October 31, 2022 with one remaining option to renew and the second lease expires on December 31, 2024.

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2020.

Year (dollars in thousands)	Total
2021	$301,716
2022	33,302
2023	21,367
2024	22,700
2025	15,085
Thereafter	40,184
$434,354

Time deposits in the table above include brokered certificates of deposit (“CDs”) amounting to $150 million which mature in 2021. Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $118.0 million and $105.2 million at December 31, 2020 and 2019, respectively. Deposits from executive officers, directors and their affiliates at December 31, 2020 and 2019 were approximately $12.2 million and $7.4 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds at December 31, 2020 and 2019.

	December 31,
(in thousands)	2020	2019
Short-term borrowings:
Securities sold under repurchase agreements	$10,095	$10,710
Federal Home Loan Bank advances	50,000	180,000
	60,095	190,710
Long-term debt:
Federal Home Loan Bank advances	246,002	337,472
	$306,097	$528,182

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the consolidated balance sheets and amounted to $458,000 and $806,000 at December 31, 2020 and 2019, respectively.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements are short-term, fixed rate financing arrangements at December 31, 2020 and 2019.

The following table sets forth information concerning securities sold under repurchase agreements.

(dollars in thousands)	2020	2019
Average daily balance during the year	$9,944	$10,466
Average interest rate during the year	0.05%	0.05%
Maximum month-end balance during the year	$13,362	$13,525
Weighted average interest rate at year end	0.05%	0.05%

At December 31, 2020, securities sold under repurchase agreements amounted to $10,095,000 with overnight contractual maturities and weighted average interest rates of 0.05%. The repurchase agreements are collateralized by $2.7 million of municipal securities.

Federal Home Loan Bank Advances. FHLB advances are collateralized by a blanket lien on residential and commercial mortgage loans with a lendable value of $2.1 billion and $2.4 billion at December 31, 2020 and 2019, respectively. Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.

(dollars in thousands)	2020	2019
Average daily balance during the year	$447,981	$484,319
Average interest rate during the year	1.84%	2.17%
Maximum month-end balance during the year	$547,472	$782,027
Weighted average interest rate at year end	1.74%	2.00%

The following table sets forth as of December 31, 2020 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years and the period thereafter.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate
2021	$70,000	0.79%
2022	75,322	2.15
2023	98,180	2.11
2024	42,500	1.63
2025	—	—
After 2025	10,000	2.12
	$296,002	1.74%

Other Borrowings. The Bank had no other borrowings at December 31, 2020 or 2019. In 2020 and 2019, the average balance of other borrowings was de minimis.

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2020, 2019 and 2018 had effective tax rates of 16.8%, 16.5% and 10.9%, respectively. The following table sets forth a reconciliation of the statutory federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	0.7	0.5	(0.8)
Tax-exempt income, net of disallowed cost of funding	(4.0)	(4.6)	(5.8)
BOLI income	(1.0)	(0.9)	(1.2)
Excess tax benefit of stock-based compensation	—	(0.1)	(0.9)
Non-deductible officer compensation	—	0.5	—
Impact of cost segregation study	—	—	(1.5)
Other	0.1	0.1	0.1
	16.8%	16.5%	10.9%

During 2018, the Corporation completed a cost segregation study which enabled the acceleration of tax depreciation and resulted in a credit to income tax expense of $717,000.

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$8,703	$8,799	$5,975
State and local	952	641	688
	9,655	9,440	6,663
Deferred:
Federal	(747)	(876)	(458)
State and local	(584)	(336)	(1,143)
	(1,331)	(1,212)	(1,601)
	$8,324	$8,228	$5,062

Net Deferred Tax Asset. The following table sets forth the components of the Corporation’s net deferred tax asset.

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses and off-balance sheet credit exposure	$10,278	$8,803
Operating lease liability	4,015	4,547
Unrealized loss on interest rate swaps	1,583	1,323
Accrued bonuses and severance	893	1,308
Stock-based compensation	779	1,317
Contract incentive	543	719
Net operating loss carryforwards	132	77
Asset writedown	51	121
Retirement expense	45	60
Interest on nonperforming loans	20	20
	18,339	18,295
Valuation allowance	—	—
	18,339	18,295
Deferred tax liabilities:
Prepaid pension	6,203	5,462
Unrealized gains on available-for-sale securities	4,031	2,967
Right-of-use asset	3,758	4,285
Deferred loan costs	1,958	4,138
Depreciation	989	1,050
Prepaid expenses	25	76
	16,964	17,978
Net deferred tax asset	$1,375	$317

The Corporation had no material unrecognized tax benefits at December 31, 2020, 2019 or 2018. The Corporation has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

The Corporation is subject to Federal, New York State, NYC, New Jersey and Connecticut income taxes. The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2020, 2019 or 2018. During 2020, the New York State Department of Taxation and Finance completed an examination of the Corporation’s 2016, 2017, and 2018 state income tax returns with a de minimis amount due relating to 2016. The tax years 2019 and 2020 remain open to examination by New York State. During 2018, the Internal Revenue Service completed an examination of the Corporation’s 2015 federal income tax return with no changes. The tax years 2018, 2019 and 2020 remain open to examination by the Internal Revenue Service, NYC, New Jersey and Connecticut.

NOTE H – REGULATORY MATTERS

Minimum Regulatory Capital Requirements. The Corporation and the Bank are subject to the Basel III regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action (“PCA”) regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Failure to meet the minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of the Corporation and Bank. The most recent regulatory notifications categorized the Bank as well capitalized under the PCA provisions and there are no conditions or events since that notification that management believes have changed that category.

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9% (“qualifying community banking organizations”), are eligible to opt into a community bank leverage ratio (“CBLR”) framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the well capitalized ratio requirements under the PCA statutes. The agencies reserved the authority to disallow the use of the CBLR framework by a financial institution or holding company, based on the risk profile of the organization.

The Corporation and the Bank elected to adopt the CBLR framework. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules. In April 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the CARES Act, temporarily lowering the CBLR requirement to 8.00% through the end of 2020, 8.50% for calendar year 2021 and 9.00% in 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the CBLR, it will have a two-quarter grace period to satisfy the CBLR.

The Corporation and the Bank exclude accumulated OCI components from Tier 1 and Total regulatory capital.

During 2020, the Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation’s and the Bank’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2020 and the Basel III rules at December 31, 2019 are presented in the tables below.

	2020
	Actual Capital		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$405,819	9.97%	$325,634	8.00%
Bank	406,038	9.98	325,511	8.00

	2019
	Actual Capital		Minimum Capital Adequacy Requirement		Minimum To Be Well Capitalized Under PCA Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$388,293	9.42%	$164,964	4.00%	N/A	N/A
Bank	388,150	9.42	164,885	4.00	$206,106	5.00%
Common equity tier 1 capital to risk weighted assets:
Consolidated	388,293	14.93	117,048	4.50	N/A	N/A
Bank	388,150	14.93	117,001	4.50	169,002	6.50
Tier 1 capital to risk weighted assets:
Consolidated	388,293	14.93	156,064	6.00	N/A	N/A
Bank	388,150	14.93	156,002	6.00	208,003	8.00
Total capital to risk weighted assets:
Consolidated	417,757	16.06	208,085	8.00	N/A	N/A
Bank	417,614	16.06	208,003	8.00	260,003	10.00

Other Matters. A source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2021, the Bank could, without prior approval, declare dividends of approximately $6,264,000 plus any 2021 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System requires banks to maintain reserves against certain deposit balances. The Bank’s average reserve requirement for 2020 was approximately $7,403,000.

NOTE I – STOCK-BASED COMPENSATION

On April 22, 2014, the stockholders of the Corporation approved the 2014 Equity Incentive Plan (“2014 Plan”). Upon approval of the 2014 Plan, no further awards could be made under the 2006 Stock Compensation Plan (“2006 Plan”).

2014 Plan. Under the 2014 Plan, awards may be granted to employees and non-employee directors as non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, RSUs, or any combination thereof, any of which may be subject to performance-based vesting conditions. Awards may also be granted to employees as incentive stock options. The exercise price of stock options and SARs granted under the 2014 Plan may not be less than the fair market value of the Corporation’s common stock on the date the stock option or SAR is granted. The 2014 Plan is administered by the Compensation Committee of the Board of Directors. Substantially all of the awards granted to date under the 2014 Plan are RSUs. All awards granted under the 2014 Plan will immediately vest upon an involuntary termination following a change in control, total and permanent disability, as defined, or death, and with certain exceptions, will immediately vest in the event of retirement, as defined.

The Corporation has 2,250,000 shares of common stock reserved for awards under the 2014 Plan. Awards granted under the 2006 Plan that expire or are forfeited after April 22, 2014 will be added to the number of shares of common stock reserved for issuance of awards under the 2014 Plan. All of the 2,250,000 shares may be issued pursuant to the exercise of stock options or SARs. A maximum of 787,500 shares may be issued as restricted stock awards or RSUs. At December 31, 2020, 1,573,980 equity awards remain available to be granted under the 2014 Plan of which 146,234 may be granted as restricted stock awards or RSUs.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at December 31, 2020.

Total
Number of RSUs :
Vested and convertible at December 31, 2020	54,211
Scheduled to vest during:
2021	61,015
2022	21,731
2023	24,039
2024	2,500
2025	1,500
164,996

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2020 and 2021 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs. The fair values of awards made in 2020, 2019 and 2018, as well as the assumptions utilized in determining such values, is presented below.

	2020
	Performance-Based			Service-Based
	Vesting			Vesting
Grant date fair value	$21.30			$14.32	to	$21.30
Market price on grant date	$23.10			$16.46	to	$23.10
Expected annual dividend	$0.72			$0.72	to	$0.76
Expected term (in years)	2.0			2.0	to	5.0
Risk-free interest rate	1.41%			0.23%	to	1.41%
	2019
Grant date fair value	$19.48	to	$22.00	$19.40	to	$22.00
Market price on grant date	$20.85	to	$22.71	$20.85	to	$22.71
Expected annual dividend	$0.68	to	$0.72	$0.68	to	$0.72
Expected term (in years)			2.0	2.0	to	5.0
Risk-free interest rate	1.43%	to	2.56%	1.43%	to	2.56%
	2018
Grant date fair value	$27.09			$27.09	to	$27.33
Market price on grant date	$28.25			$28.25	to	$28.50
Expected annual dividend	$0.60					$0.60
Expected term (in years)	2.0			2.0	to	3.0
Risk-free interest rate	2.02%			1.89%	to	2.02%

In January 2021, 121,569 RSUs were awarded under the 2014 Plan, including 71,870 performance-based RSUs and 49,699 service-based RSUs.

The following table presents a summary of RSUs outstanding at December 31, 2020 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2020	254,591	$22.87
Granted	75,883	20.68
Converted	(157,705)	23.91
Forfeited	(7,773)	21.24
Outstanding at December 31, 2020	164,996	$20.95	0.79	$2,945
Vested and Convertible at December 31, 2020	54,211	$20.80	—	$968

The performance-based RSUs granted in 2021, 2020 and 2019 have a maximum payout potential of 1.50 shares of the Corporation’s common stock for each RSU awarded. Based on the Corporation’s performance in 2020, an additional 6,854 shares were earned on the performance-based RSUs granted in 2020. These shares are not reflected in the table above. All other RSUs outstanding at December 31, 2020 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded.

RSUs outstanding at December 31, 2020 include 54,211 RSUs that were vested and convertible into common stock at year end and 110,785 RSUs that are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted in 2020, 2019 and 2018 was $3,635,000, $2,174,000 and $3,035,000, respectively.

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

Stock Option Activity. The following table presents a summary of options outstanding at December 31, 2020 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2020	55,346	$12.34
Exercised	(43,190)	12.18
Forfeited or expired	(1,125)	10.37
Outstanding and exercisable at December 31, 2020	11,031	$13.18	0.36	$52

All options outstanding at December 31, 2020 are fully vested. The total intrinsic value of options exercised in 2020, 2019 and 2018 was $329,000, $453,000 and $900,000, respectively. Cash received from option exercises in 2020, 2019 and 2018, was $526,000, $452,000 and $312,000, respectively. Tax benefits from stock option exercises were $99,000, $136,000 and $271,000 in 2020, 2019 and 2018, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1,788,000, $3,050,000 and $1,814,000 in 2020, 2019 and 2018, respectively, and related income tax benefits of $536,000, $913,000 and $547,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2020, there was $1,189,000 of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.25 years.

Other. No cash was used to settle stock options in 2020, 2019 or 2018. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During 2020, 2019 and 2018, 7,785, 5,884 and 2,747 shares, respectively, of the Corporation’s common stock were issued to members of the Board of Directors in payment of director fees. In April 2020, the Corporation awarded 38,064 shares of common stock to its Directors with immediate vesting and a total grant date fair value of $547,000.

NOTE J – RETIREMENT PLANS

The Bank has a 401(k) plan and a defined benefit pension plan (“Pension Plan” or “Plan”). Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $524,000, $459,000 and $486,000 for 2020, 2019 and 2018, respectively.

An internal management committee (the “Committee”) oversees the affairs of the Pension Plan and acts as named fiduciary. The Committee has retained Vanguard Group, Inc., including its subsidiaries and affiliates (“Vanguard”), to act as discretionary investment agent, trustee and custodian for the Plan. Vanguard has formulated investment recommendations customized to meet the Committee’s objectives and, after approval by the Committee, such investment recommendations are incorporated into the investment guidelines and policies contained in the investment management agreement between the Bank and Vanguard (the “Investment Management Agreement”). The Committee utilizes a formal Investment Policy Statement which includes, among other things, the investment guidelines and policies contained in the Investment Management Agreement. The Investment Policy Statement is periodically revised by the Committee as deemed appropriate.

Employees are eligible to participate in the Pension Plan after attaining 21 years of age and completing 12 full months of service. Pension benefits are generally based on a percentage of average annual compensation during the period of creditable service. The Bank makes contributions to the Pension Plan which, when taken together with participant contributions equal to 2% of their compensation, will be sufficient to fund these benefits. The Bank’s funding method, the unit credit actuarial cost method, is consistent with the funding requirements of applicable federal laws and regulations which set forth both minimum required and maximum tax deductible contributions. Employees become fully vested after four years of participation in the Pension Plan (no vesting occurs during the four year period).

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2020, 2019 and 2018 and the benefit cost for each of the Plan years then ended.

	2020	2019	2018
Weighted average assumptions used to determine the
benefit obligation at year end:
Discount rate	2.67%	3.55%	4.53%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost:
Discount rate	3.55%	4.53%	3.93%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%

The decrease in the discount rate from 3.55% in 2019 to 2.67% in 2020 increased the projected benefit obligation at December 31, 2020 by approximately $6,121,000. In calculating the benefit obligation at December 31, 2020, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2019, was adjusted to reflect Scale MP-2020. The updated mortality table decreased the projected benefit obligation at December 31, 2020 by approximately $350,000.

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

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

(in thousands)	2020	2019	2018
Service cost plus expected expenses and net of expected plan
participant contributions	$1,647	$1,268	$1,369
Interest cost	1,647	1,785	1,587
Expected return on plan assets	(3,557)	(3,001)	(3,275)
Amortization of net actuarial loss	—	352	—
Net pension cost (credit)	$(263)	$404	$(319)

The components of net pension credit other than the service cost component were included in the line item “Other noninterest income” in the consolidated statements of income. The service cost component was included in the line item “Salaries and employee benefits” in the consolidated statements of income.

No portion of the net actuarial loss for the defined benefit plan will be amortized from accumulated OCI into net periodic pension cost in 2021.

Funded Status of the Plan. The following table sets forth the change in the projected benefit obligation and Plan assets for each year and, as of the end of each year, the funded status of the Plan and accumulated benefit obligation.

(in thousands)	2020	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$47,471	$40,470	$41,384
Service cost	1,844	1,447	1,533
Interest cost	1,647	1,785	1,587
Benefits paid	(1,919)	(1,985)	(1,574)
Assumption changes	5,771	5,200	(3,226)
Experience loss and other	828	554	766
Projected benefit obligation at end of year	55,642	47,471	40,470

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	65,746	55,624	60,536
Actual return on plan assets	11,657	11,854	(3,563)
Employer contributions	—	—	—
Plan participant contributions	383	356	333
Benefits paid	(1,919)	(1,985)	(1,574)
Expenses	(116)	(103)	(108)
Fair value of plan assets at end of year	75,751	65,746	55,624
Funded status at end of year	$20,109	$18,275	$15,154
Accumulated benefit obligation	$51,541	$44,544	$38,042

During 2020, the Bank did not make a contribution to the Plan and the Bank has no minimum required pension contribution for the Plan year ending September 30, 2021. It’s maximum tax-deductible contribution for the tax year beginning January 1, 2021 is $1,363,000. The contribution the Bank will make in 2021, if any, has not yet been determined.

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

The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category at December 31, 2020 and 2019 are set forth in the tables that follow.

	December 31, 2020
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	0.2%	<1.00%
Equity mutual funds	20% - 30%	26.5%	6.2% to 8.6%
Fixed income mutual funds	70% - 80%	73.3%	2.1% to 3.3%
		100.0%	3.2% to 4.7%

	December 31, 2019
Cash equivalents	0% - 1%	0.2%	<1.00%
Equity mutual funds	20% - 30%	26.4%	6.2% to 8.7%
Fixed income mutual funds	70% - 80%	73.4%	3.3% to 4.4%
		100.0%	4.1% to 5.5%

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

At December 31, 2020, the equity and fixed income components of Plan assets consist of the following Vanguard institutional funds:

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

Fair Value of Plan Assets. The fair value of the Plan assets at December 31, 2020 and 2019, by asset category, is summarized below.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$160	$—	$160	$—
Total cash equivalents	160	—	160	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	11,964	11,964	—	—
Vanguard Total International Stock Index Fund (VTSNX)	8,128	8,128	—	—
Total equity mutual funds	20,092	20,092	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	41,244	41,244	—	—
Vanguard Long-Term Treasury Index Fund (VLGIX)	14,255	14,255	—	—
Total fixed income mutual funds	55,499	55,499	—	—
Total Plan Assets	$75,751	$75,591	$160	$—

December 31, 2019:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$160	$—	$160	$—
Total cash equivalents	160	—	160	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	10,374	10,374	—	—
Vanguard Total International Stock Index Fund (VTSNX)	6,983	6,983	—	—
Total equity mutual funds	17,357	17,357	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	35,694	35,694	—	—
Vanguard Long-Term Treasury Index Fund (VLGIX)	12,535	12,535	—	—
Total fixed income mutual funds	48,229	48,229	—	—
Total Plan Assets	$65,746	$65,586	$160	$—

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2020 and 2019. On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in “Note M – Fair Value of Financial Instruments” to these consolidated financial statements.

At both December 31, 2020 and 2019, the Plan’s cash and cash equivalents amounted to 0.2% of the Plan’s total assets and represented investments in the Vanguard Prime Money Market Mutual Fund.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (dollars in thousands)	Amount
2021	$2,169
2022	2,367
2023	2,458
2024	2,617
2025	2,897
2026 - 2030	15,591

Retirement plan expense for the discontinued Supplemental Executive Retirement Plan was $157,000 and $285,000 in 2020 and 2018, respectively and was de minimis in 2019.

NOTE K – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows. Certain prior year amounts have been reclassified to conform to the current presentation.

(in thousands)	2020	2019	2018
Computer services	$1,619	$1,155	$963
Telecommunications	1,564	1,367	1,293
Marketing	662	904	1,414

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

At December 31, 2019 and 2018, financial instruments whose contract amounts represent credit risk are as follows:

	2020		2019
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$37,085	$215,581	$23,914	$163,898
Standby letters of credit	4,246	—	3,704	—

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity, small business and commercial lines of credit are a large component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused lines of credit, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination and small business lines generally have a three year term. Other real estate loan commitments generally expire within 60 days and commercial line commitments generally expire within one year. At December 31, 2020, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 2.50% to 4.15% and maturities of ten years or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, securities, deposit accounts with the Bank or other financial institutions and security interests in business assets and equipment.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through September 2031. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2020 varied from 50% to 100% of the contractual notional amount of each instrument, with the average amount of collateral totaling 94% of the aggregate outstanding notional amount. Standby letters of credit are considered financial guarantees and are recorded at fair value.

Employment Agreements. At December 31, 2020, the Corporation’s chief executive officer and executive vice presidents, collectively referred to as the senior executives, had employment agreements with the Corporation under which they are entitled to severance compensation in the event that their employment is terminated without cause or they terminate their employment following an event constituting Good Reason, as defined. The chief executive officer’s employment agreement has a term of three years beginning January 1, 2020. Each of the other senior executives has an employment agreement with a term of two years and various effective dates. These two year and three year employment agreements automatically renew for an additional period of one year on January 1 of each year unless the Corporation gives written notice of non-renewal at least 30 days prior to such date. Notwithstanding the foregoing, each of these employment agreements expire on December 31 of the calendar year in which the executive attains normal retirement age (“Retirement Age Termination Date”), which for these purposes is age 65. At the appropriate time and at its option, the Corporation can extend the employment agreements for two years beyond their retirement age termination dates. The current aggregate annual salaries provided for in these employment agreements is $2,295,000.

Litigation. From time to time the Corporation may be a named defendant in legal actions incidental to the business. For some of these actions there is always a possibility that the Corporation will sustain a financial loss. There was no outstanding litigation at December 31, 2020.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2020 or 2019.

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

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$364,211	$—	$362,776	$1,435
Pass-through mortgage securities	131,720	—	131,720	—
Collateralized mortgage obligations	53,711	—	53,711	—
Corporate bonds	113,080	—	113,080	—
	$662,722	$—	$661,287	$1,435
Financial Liabilities:
Derivative - interest rate swaps	$5,285	$—	$5,285	$—

December 31, 2019:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$382,143	$—	$380,299	$1,844
Pass-through mortgage securities	61,372	—	61,372	—
Collateralized mortgage obligations	138,199	—	138,199	—
Corporate bonds	115,830	—	115,830	—
	$697,544	$—	$695,700	$1,844
Financial Liabilities:
Derivative - interest rate swap	$4,418	$—	$4,418	$—

There were no assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2020 and 2019.

		December 31, 2020		December 31, 2019
(in thousands)	Level of Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$211,182	$211,182	$38,968	$38,968
Loans	Level 3	3,000,417	2,998,325	3,158,960	3,113,442
Restricted stock	Level 1	20,814	20,814	30,899	30,899

Financial Liabilities:
Checking deposits	Level 1	1,208,073	1,208,073	911,978	911,978
Savings, NOW and money market deposits	Level 1	1,679,161	1,679,161	1,720,599	1,720,599
Time deposits	Level 2	434,354	444,155	511,439	515,019
Short-term borrowings	Level 1	60,095	60,095	190,710	190,710
Long-term debt	Level 2	246,002	253,617	337,472	339,445

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

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $1,950,000, $2,078,000 and $2,089,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Other items included in “Other noninterest income,” such as BOLI income, non-service components of net pension cost, real estate tax refunds and gains on sales of fixed assets are outside of the scope of ASC 606.

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

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	December 31, 2020	December 31, 2019
Notional amount	$200 million	$200 million
Weighted average fixed pay rate	2.83%	2.83%
Weighted average 3-month LIBOR receive rate	0.22%	2.04%
Weighted average maturity	1.06 Years	2.06 Years

Interest expense recorded on the swap transactions, which totaled $3,968,000, $827,000 and $477,000 for 2020, 2019 and 2018, respectively, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to the swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable rate liabilities. During 2020, 2019 and 2018, the Corporation had $3,968,000 $827,000 and $477,000, respectively, of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $1,994,000 will be reclassified as an increase to interest expense.

The following table presents the net gains (losses) recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the years indicated.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest rate contracts:
Amount of loss recognized in OCI (effective portion)	$(4,835)	$(4,116)	$(1,607)
Amount of loss reclassified from OCI to interest expense	3,968	827	477
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—

The following table reflects the amounts relating to interest rate swaps included in the consolidated balance sheet at December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets or other liabilities		$—	$5,285		$—	$4,418
Interest rate swap hedging brokered CDs	$150,000			$150,000
Interest rate swap hedging FHLB advances	$50,000			$50,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swaps is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swaps is a net liability position, the Bank may be required to post collateral to the counterparty. At December 31, 2020, the Bank is in compliance with the collateral posting provisions to its counterparty. The total amount of collateral posted was approximately $6.0 million. If the Bank had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreement at the termination value.

NOTE P – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
Assets:
Cash and due from banks	$997	$1,719
Investment in subsidiary bank, at equity	407,337	388,965
Prepaid income taxes	1,871	805
Deferred income tax benefits	1,422	1,917
Other assets	24	25
	$411,651	$393,431
Liabilities:
Other liabilities	$14	$15
Cash dividends payable	4,519	4,308
	4,533	4,323
Stockholders' equity:
Common stock	2,379	2,393
Surplus	105,547	111,744
Retained earnings	295,622	274,376
	403,548	388,513
Accumulated other comprehensive income, net of tax	3,570	595
	407,118	389,108
	$411,651	$393,431

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands)	2020	2019	2018
Income:
Dividends from subsidiary bank	$25,100	$55,750	$15,525
Interest on deposits with subsidiary bank	3	—	—
	25,103	55,750	15,525

Expenses:
Salaries	1,241	3,050	1,814
Other operating expenses	951	442	343
	2,192	3,492	2,157

Income before income taxes	22,911	52,258	13,368
Income tax benefit	(570)	(755)	(1,442)
Income before undistributed earnings of subsidiary bank	23,481	53,013	14,810
Equity in undistributed earnings	17,722	(11,458)	26,763
Net income	$41,203	$41,555	$41,573

Comprehensive income	$44,178	$51,590	$31,864

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$41,203	$41,555	$41,573
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiary bank	—	11,458	—
Undistributed earnings of subsidiary bank	(17,722)	—	(26,763)
Deferred income tax provision (credit)	495	7	(543)
Stock-based compensation expense	1,788	3,050	1,814
Increase (decrease) in other liabilities	(1)	(119)	307
Other decreases (increases)	(941)	(815)	1,619
Net cash provided by operating activities	24,822	55,136	18,007

Cash Flows From Investing Activities:
Capital contributions to Bank subsidiary	—	—	(19,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(7,935)	(38,171)	(1,541)
Proceeds from issuance of common stock, net of shares withheld	(188)	1,420	17,777
Cash dividends paid	(17,421)	(17,249)	(15,585)
Net cash provided by (used in) financing activities	(25,544)	(54,000)	651
Net increase (decrease) in cash and cash equivalents*	(722)	1,136	(342)
Cash and cash equivalents, beginning of year	1,719	583	925
Cash and cash equivalents, end of year	$997	$1,719	$583

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$4,519	$4,308	$4,456

* Cash and cash equivalents is defined as cash and due from banks and includes, among other things, the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

NOTE Q – QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Interest income	$34,922	$33,781	$32,138	$30,375	$131,216
Interest expense	9,936	7,673	6,220	5,359	29,188
Net interest income	24,986	26,108	25,918	25,016	102,028
Provision for credit losses	2,358	92	—	556	3,006
Noninterest income before
net securities gains	3,018	2,571	2,800	3,141	11,530
Net gains on sales of securities	—	—	2,556	—	2,556
Noninterest expense before
debt extinguishment costs	14,858	15,660	15,580	14,924	61,022
Debt extinguishment costs	—	—	2,559	—	2,559
Income before income taxes	10,788	12,927	13,135	12,677	49,527
Income tax expense	1,640	2,168	2,368	2,148	8,324
Net income	9,148	10,759	10,767	10,529	41,203
Earnings per share:
Basic	0.38	0.45	0.45	0.44	1.73
Diluted	0.38	0.45	0.45	0.44	1.72
Comprehensive income	312	16,927	11,981	14,958	44,178

2019
Interest income	$36,553	$36,490	$35,884	$34,923	$143,850
Interest expense	11,143	11,211	10,990	10,337	43,681
Net interest income	25,410	25,279	24,894	24,586	100,169
Provision (credit) for loan losses	(457)	422	314	(246)	33
Noninterest income before
net securities gains	2,444	2,717	2,720	2,716	10,597
Net gains on sales of securities	—	—	—	14	14
Noninterest expense	15,135	14,776	14,330	16,723	60,964
Income before income taxes	13,176	12,798	12,970	10,839	49,783
Income tax expense	2,335	2,054	2,187	1,652	8,228
Net income	10,841	10,744	10,783	9,187	41,555
Earnings per share:
Basic	0.43	0.43	0.44	0.38	1.68
Diluted	0.43	0.43	0.44	0.38	1.67
Comprehensive income	15,703	14,064	11,246	10,577	51,590

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

The First of Long Island Corporation

Glen Head, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework:(2013) issued by COSO.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Qualitative and Quantitative Loss Factors in the Allowance for Credit Losses

The Company adopted ASC 326 on January 1, 2020, as discussed in the Change in Accounting Principle paragraph above. This standard changed the methodology used to determine the allowance for loan losses from an incurred loss model to a current expected credit loss model (“CECL”). The methodology for determining the allowance for credit losses requires substantial judgment by management. As described in Note A to the consolidated financial statements, management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.

Management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative loss factors (“Q-factors”). We consider management’s implementation and subsequent application of the Q-factors in the allowance for credit losses to be a critical audit matter due to the extent of audit effort and degree of auditor judgment required to evaluate the Q-factors given the volume and nature of inputs and the significant management judgment required.

To address this matter, we tested the design and operating effectiveness of the Company's controls related to the Q-factors, including the following:

•Management’s implementation and subsequent application of qualitative and quantitative judgments related to the Q-factors and the resulting allocation to the allowance for credit losses

•Management's review over the completeness and accuracy of the data used as the basis for the Q-factors

•Management's testing over the mathematical accuracy of the allowance for credit losses

•Committee review of the allowance for credit losses and provision for credit losses

Our substantive procedures related to the Q-factors included the following:

•Evaluating the appropriateness of management's allowance for credit losses methodology

•Analytically reviewing the balance of the allowance for credit losses and provision for credit losses

•Evaluating the reasonableness of management’s initial selection and subsequent application of Q-factors and the resulting allocation to the allowance for credit losses

•Testing the completeness and accuracy of certain data used in the qualitative factor calculations

•Testing the mathematical accuracy of the allowance for credit loss calculation

/s/ CROWE LLP
Crowe LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 12, 2021

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

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by COSO. Based on the assessment, management determined that, as of December 31, 2020, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020 in their report which appears on page 70.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2021 that was filed with the Securities and Exchange Commission (“SEC”).

The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, chief risk officer, chief accounting officer, controller and persons performing similar functions. The Corporation’s Code of Ethics and amendments to and waivers from the Code of Ethics are posted on the Bank’s website. To access the Code of Ethics for Senior Financial Officers go to the homepage of the Bank’s Internet website at www.fnbli.com and click on “Investor Relations,” place the cursor over “Corporate Governance,” click on “Corporate Governance Documents” and then click on “Code of Ethics for Senior Financial Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2021 that was filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2021 that was filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2021 that was filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 2021 that was filed with the SEC.

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

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

None applicable.

(a) 3. Listing of Exhibits

See Index of Exhibits that follows.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) of Registrant’s Form 10-Q filed May 10, 2018)
3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed April 25, 2017)
4(vi)	Description of Registrant’s Common Stock(incorporated by reference to Exhibit 4(vi) of Registrant’s Form 10-K filed March 10, 2020)
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
10.5

Employment Agreement between Registrant and Christopher Becker, as amended (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 19, 2019, Exhibit 10.1 of Registrant’s Form 10-Q filed August 9, 2019 and Exhibit 10.1 of Registrant’s Form 8-K filed September 29, 2020)

10.6	Employment Agreement between Registrant and Jay P. McConie (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed January 3, 2020)
10.7	Employment Agreement between Registrant and Christopher J. Hilton (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed March 15, 2019)
10.8	Employment Agreement between Registrant and Richard P. Perro, (incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed March 10, 2020)
10.9	Employment Agreement between Registrant and Janet T. Verneuille (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed August 9, 2019)
10.10	Employment Agreement between Registrant and Susanne Pheffer
10.11	Amendment to Supplemental Executive Retirement Program (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed December 19, 2008)
21	Subsidiary information included in Part 1, “Business” of this Form 10-K
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 12, 2021	By /s/ CHRISTOPHER BECKER
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

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 12, 2021
Walter C. Teagle III

/s/ CHRISTOPHER BECKER	Director	March 12, 2021
Christopher Becker

/s/ PAUL T. CANARICK	Director	March 12, 2021
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 12, 2021
Alexander L. Cover

/s/ JOHN J. DESMOND	Director	March 12, 2021
John J. Desmond

/s/ HOWARD THOMAS HOGAN JR.	Director	March 12, 2021
Howard Thomas Hogan Jr.

/s/ LOUISA M. IVES	Director	March 12, 2021
Louisa M. Ives

/s/ STEPHEN V. MURPHY	Director	March 12, 2021
Stephen V. Murphy

/s/ PETER QUICK	Director	March 12, 2021
Peter Quick

/s/ DENISE STRAIN	Director	March 12, 2021
Denise Strain

/s/ MILBREY RENNIE TAYLOR	Director	March 12, 2021
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 12, 2021
Eric Tveter