Form 10-Q
period 2021-03-31
FIRST OF LONG ISLAND CORP
filed 2021-05-07
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of April 30, 2021, the registrant had 23,784,181 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2021	2020
Assets:
Cash and cash equivalents	$234,574	$211,182
Investment securities available-for-sale, at fair value	831,154	662,722

Loans:
Commercial and industrial	84,662	100,015
SBA Paycheck Protection Program	179,321	139,487
Secured by real estate:
Commercial mortgages	1,438,522	1,421,071
Residential mortgages	1,270,208	1,316,727
Home equity lines	52,320	54,005
Consumer and other	1,225	2,149
	3,026,258	3,033,454
Allowance for credit losses	(31,604)	(33,037)
	2,994,654	3,000,417

Restricted stock, at cost	20,057	20,814
Bank premises and equipment, net	38,365	38,830
Right-of-use asset - operating leases	11,693	12,212
Bank-owned life insurance	86,011	85,432
Pension plan assets, net	20,191	20,109
Deferred income tax benefit	1,999	1,375
Other assets	16,300	16,048
	$4,254,998	$4,069,141
Liabilities:
Deposits:
Checking	$1,370,940	$1,208,073
Savings, NOW and money market	1,770,235	1,679,161
Time	395,533	434,354
	3,536,708	3,321,588

Short-term borrowings	56,806	60,095
Long-term debt	226,002	246,002
Operating lease liability	12,525	13,046
Accrued expenses and other liabilities	14,835	21,292
	3,846,876	3,662,023
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,782,752 and 23,790,589 shares	2,378	2,379
Surplus	104,198	105,547
Retained earnings	302,371	295,622
	408,947	403,548
Accumulated other comprehensive income (loss), net of tax	(825)	3,570
	408,122	407,118
	$4,254,998	$4,069,141

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Interest and dividend income:
Loans	$26,706	$28,931
Investment securities:
Taxable	1,833	3,426
Nontaxable	2,248	2,565
	30,787	34,922
Interest expense:
Savings, NOW and money market deposits	1,066	4,280
Time deposits	2,304	3,042
Short-term borrowings	350	619
Long-term debt	1,165	1,995
	4,885	9,936
Net interest income	25,902	24,986
Provision (credit) for credit losses	(986)	2,358
Net interest income after provision (credit) for credit losses	26,888	22,628

Noninterest income:
Investment services income	474	548
Service charges on deposit accounts	683	987
Net gains on sales of securities	606	—
Other	1,769	1,483
	3,532	3,018
Noninterest expense:
Salaries and employee benefits	10,070	9,274
Occupancy and equipment	3,277	3,072
Other	3,102	2,512
	16,449	14,858
Income before income taxes	13,971	10,788

Income tax expense	2,704	1,640
Net income	$11,267	$9,148

Weighted average:
Common shares	23,781,326	23,904,266
Dilutive stock options and restricted stock units	83,423	54,633
	23,864,749	23,958,899
Earnings per share:
Basic	$0.47	$0.38
Diluted	0.47	0.38

Cash dividends declared per share	0.19	0.18

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$11,267	$9,148
Other comprehensive loss:
Change in net unrealized holding gains on available-for-sale securities	(7,867)	(8,850)
Change in net unrealized loss on derivative instruments	1,614	(3,764)
Other comprehensive loss before income taxes	(6,253)	(12,614)
Income tax benefit	(1,858)	(3,778)
Other comprehensive loss	(4,395)	(8,836)
Comprehensive income	$6,872	$312

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2021
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	23,790,589	$2,379	$105,547	$295,622	$3,570	$407,118
Net income				11,267		11,267
Other comprehensive loss					(4,395)	(4,395)
Repurchase of common stock	(107,887)	(11)	(1,989)			(2,000)
Shares withheld upon the vesting
and conversion of RSUs	(16,918)	(2)	(318)			(320)
Common stock issued under
stock compensation plans	94,627	10	152			162
Common stock issued under
dividend reinvestment and
stock purchase plan	22,341	2	416			418
Stock-based compensation			390			390
Cash dividends declared				(4,518)		(4,518)
Balance, March 31, 2021	23,782,752	$2,378	$104,198	$302,371	$(825)	$408,122

	Three Months Ended March 31, 2020
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	23,934,632	$2,393	$111,744	$274,376	$595	$389,108
Effect of adopting ASU 2016-13				(2,325)		(2,325)
Balance at January 1, 2020 as adjusted
for change in accounting principle	23,934,632	2,393	111,744	272,051	595	386,783
Net income				9,148		9,148
Other comprehensive loss					(8,836)	(8,836)
Repurchase of common stock	(261,700)	(26)	(5,911)			(5,937)
Shares withheld upon the vesting
and conversion of RSUs	(66,142)	(6)	(1,521)			(1,527)
Common stock issued under
stock compensation plans	178,373	18	205			223
Common stock issued under
dividend reinvestment and
stock purchase plan	21,738	2	388			390
Stock-based compensation			251			251
Cash dividends declared				(4,286)		(4,286)
Balance, March 31, 2020	23,806,901	$2,381	$105,156	$276,913	$(8,241)	$376,209

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$11,267	$9,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(986)	2,358
Provision for deferred income taxes	1,234	1,319
Depreciation and amortization of premises and equipment	1,023	1,014
Amortization of right-of-use asset - operating leases	519	547
Premium amortization on investment securities, net	661	307
Net (gain) loss on sales of securities	(606)	—
Stock-based compensation expense	390	251
Accretion of cash surrender value on bank-owned life insurance	(579)	(561)
Pension expense (credit)	(82)	(65)
Decrease in other liabilities	(845)	(5,367)
Other increases in assets	(223)	(424)
Net cash provided by operating activities	11,773	8,527
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	54,192	—
Proceeds from maturities and redemptions	32,856	18,840
Purchases	(263,402)	(9,916)
Net decrease in loans	6,749	64,518
Net decrease in restricted stock	757	675
Purchases of premises and equipment, net	(558)	(643)
Net cash provided by (used in) investing activities	(169,406)	73,474
Cash Flows From Financing Activities:
Net increase in deposits	215,120	29,821
Net decrease in short-term borrowings	(3,289)	(130,111)
Proceeds from long-term debt	—	120,000
Repayment of long-term debt	(20,000)	(5,000)
Proceeds from issuance of common stock, net of shares withheld	231	(940)
Repurchase of common stock	(2,000)	(5,937)
Cash dividends paid	(9,037)	(8,594)
Net cash provided by (used in) financing activities	181,025	(761)
Net increase in cash and cash equivalents	23,392	81,240
Cash and cash equivalents, beginning of year	211,182	38,968
Cash and cash equivalents, end of period	$234,574	$120,208
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$4,929	$9,806
Income taxes	157	—
Operating cash flows from operating leases	616	657
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	196

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly owned subsidiaries: FNY Service Corp. and The First of Long Island Agency, Inc. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated financial information included herein as of and for the periods ended March 31, 2021 and 2020 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2020 consolidated balance sheet was derived from the Corporation's December 31, 2020 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The components of OCI and the related tax effects are as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Change in net unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$(7,261)	$(8,850)
Reclassification adjustment for gains included in net income (1)	(606)	—
	(7,867)	(8,850)
Tax effect	(2,311)	(2,649)
	(5,556)	(6,201)
Change in unrealized loss on derivative instrument:
Amount of gain (loss) during the period	300	(4,274)
Reclassification adjustment for net interest expense included in net income (2)	1,314	510
	1,614	(3,764)
Tax effect	453	(1,129)
	1,161	(2,635)
Other comprehensive loss	$(4,395)	$(8,836)

(1) Represents net realized gains arising from the sale of available-for-sale securities. These net gains are included in the consolidated statements of income in the line item “Net gains on sales of securities.”

(2) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated OCI, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/20	Change	3/31/21
Unrealized holding gains on available-for-sale securities	$9,425	$(5,556)	$3,869
Unrealized actuarial loss on pension plan	(2,153)	—	(2,153)
Unrealized loss on derivative instruments	(3,702)	1,161	(2,541)
Accumulated other comprehensive income (loss), net of tax	$3,570	$(4,395)	$(825)

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities, all of which were available-for-sale. There was no allowance for credit losses associated with the investment securities portfolio at March 31, 2021 or December 31, 2020.

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$344,614	$12,675	$(440)	$356,849
Pass-through mortgage securities	234,547	1,058	(4,955)	230,650
Collateralized mortgage obligations	127,404	236	(1,872)	125,768
Corporate bonds	119,000	—	(1,113)	117,887
	$825,565	$13,969	$(8,380)	$831,154

	December 31, 2020
State and municipals	$348,260	$15,951	$—	$364,211
Pass-through mortgage securities	128,843	2,881	(4)	131,720
Collateralized mortgage obligations	53,163	599	(51)	53,711
Corporate bonds	119,000	—	(5,920)	113,080
	$649,266	$19,431	$(5,975)	$662,722

At March 31, 2021 and December 31, 2020, investment securities with a carrying value of $398.1 million and $380.7 million, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2021 and December 31, 2020.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2021
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$18,249	$(440)	$—	$—	$18,249	$(440)
Pass-through mortgage securities	205,360	(4,955)	—	—	205,360	(4,955)
Collateralized mortgage obligations	101,894	(1,872)	—	—	101,894	(1,872)
Corporate bonds	—	—	93,887	(1,113)	93,887	(1,113)
Total temporarily impaired	$325,503	$(7,267)	$93,887	$(1,113)	$419,390	$(8,380)

	December 31, 2020
Pass-through mortgage securities	$1,871	$(4)	$—	$—	$1,871	$(4)
Collateralized mortgage obligations	24,970	(51)	—	—	24,970	(51)
Corporate bonds	—	—	113,080	(5,920)	113,080	(5,920)
Total temporarily impaired	$26,841	$(55)	$113,080	$(5,920)	$139,921	$(5,975)

State and Municipals

At March 31, 2021, approximately $18.2 million of state and municipal bonds had an unrealized loss of $440,000. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The decline in value is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At March 31, 2021, approximately $205.4 million of pass-through mortgage security had an unrealized loss of $5.0 million. These securities were issued by U.S. government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At March 31, 2021, approximately $101.9 million of collateralized mortgage obligations had an unrealized loss of $1.9 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At March 31, 2021, approximately $93.9 million of the corporate bonds had an unrealized loss of $1.1 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley, and Wells Fargo and mature in 2028. Approximately $62.4 million are floating rate securities and reprice on a quarterly basis off the ten year swap rate. The remaining $31.5 million have a fixed rate with an average current yield of 5.10% and will convert to a floating rate in the fourth quarter of 2021. These bonds will also reprice on a quarterly basis off the ten-year swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The improvement in the unrealized loss during the quarter is attributable to a tightening in credit spreads and an increase in long-term interest rates. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at March 31, 2021.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Proceeds	$54,192	$—

Gains	$622	$—
Losses	(16)	—
Net gain	$606	$—

Income tax expense related to the net realized gains for the three months ended March 31, 2021 was $187,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, and corporate bonds at March 31, 2021 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$7,986	$8,027
After 1 through 5 years	82,840	85,343
After 5 through 10 years	233,756	236,881
After 10 years	139,032	144,485
Mortgage-backed securities	361,951	356,418
	$825,565	$831,154

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$84,662	$100,015
SBA PPP	179,321	139,487
Commercial mortgages:
Multifamily	773,618	776,976
Other	524,519	513,176
Owner-occupied	140,385	130,919
Residential mortgages:
Closed end	1,270,208	1,316,727
Revolving home equity	52,320	54,005
Consumer and other	1,225	2,149
	$3,026,258	$3,033,454

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

For loans collectively evaluated for credit loss, management segregates its loan portfolio into eleven distinct pools, certain of which are combined in reporting loans outstanding by class of loans: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) closed end residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. Historical loss information from the Bank’s own loan portfolio from December 31, 2007 to present provides a basis for management’s assessment of expected credit losses. The choice of a historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final allowance for credit losses (“ACL” or “allowance”). Due to the extensive historical loss data available, management has determined that the vintage approach is the most appropriate method of measuring the historical loss component of credit losses inherent in its portfolio for most of its loan pools. For the revolving home equity and small business credit scored pools, the migration approach was selected to measure historical losses since contractual lives are not readily discernable and balances can fluctuate throughout the life of the lines. Finally, no historical loss method was applied to the SBA PPP loan pool which is a new pool with no loss experience and is 100% guaranteed by the federal government.

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

The following risks reflected in the Bank’s Q-factors showed significant improvement in the first quarter of 2021 and, together with a decline in historical loss rates, were the key drivers in estimating the ACL at March 31, 2021:

•average growth rates in the residential mortgage and commercial and industrial loan pools,

•concentrations of credit,

•past due and problem loans including COVID-19 loan modifications, and

•current and forecasted economic conditions such as the level of unemployment and vacancies.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 3/31/21
Commercial and industrial	$1,416	$135	$12	$(150)	$1,143
SBA PPP	209	—	—	60	269
Commercial mortgages:
Multifamily	9,474	250	—	(150)	9,074
Other	4,913	—	—	54	4,967
Owner-occupied	1,905	165	91	80	1,911
Residential mortgages:
Closed end	14,706	—	—	(1,070)	13,636
Revolving home equity	407	—	—	192	599
Consumer and other	7	—	—	(2)	5
	$33,037	$550	$103	$(986)	$31,604

(in thousands)	Balance at 1/1/2020	Impact of ASC 326 Adoption	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 3/31/20
Commercial and industrial	$1,493	$(244)	$618	$187	$1,113	$1,931
Commercial mortgages:
Multifamily	7,151	1,059	—	—	437	8,647
Other	3,498	(47)	—	—	341	3,792
Owner-occupied	921	778	—	—	83	1,782
Residential mortgages:
Closed end	15,698	1,356	—	—	405	17,459
Revolving home equity	515	(6)	—	—	(22)	487
Consumer and other	13	(8)	1	2	1	7
	$29,289	$2,888	$619	$189	$2,358	$34,105

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	March 31, 2021
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$33	$—	$—	$—	$—	$33	$84,629	$84,662
SBA PPP	—	—	—	—	—	—	179,321	179,321
Commercial mortgages:
Multifamily	1,292	—	—	—	—	1,292	772,326	773,618
Other	—	—	—	—	—	—	524,519	524,519
Owner-occupied	—	—	—	—	—	—	140,385	140,385
Residential mortgages:
Closed end	906	444	—	—	260	1,610	1,268,598	1,270,208
Revolving home equity	—	—	—	—	—	—	52,320	52,320
Consumer and other	—	—	—	—	—	—	1,225	1,225
	$2,231	$444	$—	$—	$260	$2,935	$3,023,323	$3,026,258

	December 31, 2020
Commercial and industrial	$65	$—	$—	$—	$—	$65	$99,950	$100,015
SBA PPP	—	—	—	—	—	—	139,487	139,487
Commercial mortgages:
Multifamily	—	—	—	—	—	—	776,976	776,976
Other	—	—	—	—	—	—	513,176	513,176
Owner-occupied	—	—	—	—	494	494	130,425	130,919
Residential mortgages:
Closed end	1,357	—	—	—	261	1,618	1,315,109	1,316,727
Revolving home equity	—	—	—	—	367	367	53,638	54,005
Consumer and other	—	—	—	—	—	—	2,149	2,149
	$1,422	$—	$—	$—	$1,122	$2,544	$3,030,910	$3,033,454

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at March 31, 2021 or December 31, 2020.

Accrued interest receivable from loans totaled $9.3 million and $9.7 million at March 31, 2021 and December 31, 2020, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

Troubled Debt Restructurings. A restructuring constitutes a troubled debt restructuring (“TDR”) when it includes a concession by the Bank and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Bank performs the evaluation under its internal underwriting policy.

The Bank did not modify any loans in a TDR during the first three months of 2021 or 2020.

At March 31, 2021 and December 31, 2020, the Bank had no allowance allocated to TDRs and no commitments to lend additional amounts in connection with loans that were classified as TDRs.

There were no TDRs for which there was a payment default during the three months ended March 31, 2021 and 2020 that were modified during the 12-month period prior to default. A loan is in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics. Credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions including those arising from the pandemic, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by real estate mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City (“NYC”), and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment and other income of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled. These sources of repayment are dependent on, among other things, the strength of the local economy. In addition, the pandemic continues to present challenges for the Bank and its customers. These challenges may result in some customers experiencing cashflow shortfalls causing past due payments, nonaccrual loans, TDRs and credit losses.

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

Doubtful: Loans have all the inherent weaknesses of those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on existing facts, conditions and values, highly questionable and improbable.

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

The following tables present the amortized cost basis of loans by class of loans, vintage and risk rating for the periods indicated. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	March 31, 2021
	Term Loans by Origination Year
							Revolving
(in thousands)	2021	2020	2019	2018	2017	Prior	Loans (1)	Total
Commercial and industrial:
Pass	$8,934	$14,848	$8,245	$6,920	$4,950	$18,538	$19,170	$81,605
Watch	—	—	1,472	—	—	—	—	1,472
Special Mention	—	46	—	60	104	—	—	210
Substandard	—	1,000	375	—	—	—	—	1,375
Doubtful	—	—	—	—	—	—	—	—
	$8,934	$15,894	$10,092	$6,980	$5,054	$18,538	$19,170	$84,662
SBA PPP:
Pass	$79,898	$99,423	$—	$—	$—	$—	$—	$179,321
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$79,898	$99,423	$—	$—	$—	$—	$—	$179,321
Commercial mortgages – multifamily:
Pass	$17,577	$40,807	$151,579	$160,228	$149,988	$239,568	$—	$759,747
Watch	—	—	—	—	3,772	3,562	—	7,334
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	6,537	—	—	6,537
Doubtful	—	—	—	—	—	—	—	—
	$17,577	$40,807	$151,579	$160,228	$160,297	$243,130	$—	$773,618
Commercial mortgages – other:
Pass	$20,466	$117,909	$44,209	$49,694	$50,117	$229,392	$—	$511,787
Watch	—	—	—	—	—	6,851	—	6,851
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,881	—	5,881
Doubtful	—	—	—	—	—	—	—	—
	$20,466	$117,909	$44,209	$49,694	$50,117	$242,124	$—	$524,519
Commercial mortgages – owner-occupied:
Pass	$14,863	$20,894	$37,242	$7,384	$9,194	$42,922	$—	$132,499
Watch	—	—	6,060	—	—	—	—	6,060
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,826	—	—	1,826
Doubtful	—	—	—	—	—	—	—	—
	$14,863	$20,894	$43,302	$7,384	$11,020	$42,922	$—	$140,385
Residential mortgages:
Pass	$30,731	$42,690	$20,537	$258,160	$317,515	$599,330	$52,320	$1,321,283
Watch	—	—	—	—	—	295	—	295
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	455	—	495	—	950
Doubtful	—	—	—	—	—	—	—	—
	$30,731	$42,690	$20,537	$258,615	$317,515	$600,120	$52,320	$1,322,528
Consumer and other:
Pass	$5	$24	$146	$9	$22	$614	$—	$820
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	405	405
	$5	$24	$146	$9	$22	$614	$405	$1,225

Total Loans	$172,474	$337,641	$269,865	$482,910	$544,025	$1,147,448	$71,895	$3,026,258

(1) Includes commercial and industrial and residential mortgage lines converted to term of $4.1 million and $10.8 million, respectively.

	December 31, 2020
	Term Loans by Origination Year
							Revolving
(in thousands)	2020	2019	2018	2017	2016	Prior	Loans (1)	Total
Commercial and industrial:
Pass	$22,848	$8,789	$7,542	$6,033	$5,505	$19,086	$20,473	$90,276
Watch	—	1,508	—	4,000	—	1,842	—	7,350
Special Mention	48	—	65	115	—	301	—	529
Substandard	1,298	400	—	—	—	162	—	1,860
Doubtful	—	—	—	—	—	—	—	—
	$24,194	$10,697	$7,607	$10,148	$5,505	$21,391	$20,473	$100,015
SBA PPP:
Pass	$139,487	$—	$—	$—	$—	$—	$—	$139,487
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$139,487	$—	$—	$—	$—	$—	$—	$139,487
Commercial mortgages – multifamily:
Pass	$25,719	$152,142	$160,998	$152,648	$30,342	$242,527	$—	$764,376
Watch	—	—	—	3,772	2,267	—	—	6,039
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,561	—	—	—	6,561
Doubtful	—	—	—	—	—	—	—	—
	$25,719	$152,142	$160,998	$162,981	$32,609	$242,527	$—	$776,976
Commercial mortgages – other:
Pass	$117,602	$44,398	$49,873	$50,547	$105,512	$137,960	$—	$505,892
Watch	—	—	—	—	—	1,403	—	1,403
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,881	—	5,881
Doubtful	—	—	—	—	—	—	—	—
	$117,602	$44,398	$49,873	$50,547	$105,512	$145,244	$—	$513,176
Commercial mortgages – owner-occupied:
Pass	$11,444	$37,406	$8,751	$9,493	$12,388	$43,009	$—	$122,491
Watch	—	6,094	—	—	—	—	—	6,094
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,840	—	494	—	2,334
Doubtful	—	—	—	—	—	—	—	—
	$11,444	$43,500	$8,751	$11,333	$12,388	$43,503	$—	$130,919
Residential mortgages:
Pass	$38,759	$21,964	$279,329	$339,700	$253,873	$381,842	$53,223	$1,368,690
Watch	—	—	—	—	—	298	414	712
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	457	—	—	505	368	1,330
Doubtful	—	—	—	—	—	—	—	—
	$38,759	$21,964	$279,786	$339,700	$253,873	$382,645	$54,005	$1,370,732
Consumer and other:
Pass	$106	$198	$3	$25	$236	$296	$—	$864
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	229	—	—	—	—	—	229
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	1,056	1,056
	$106	$427	$3	$25	$236	$296	$1,056	$2,149

Total Loans	$357,311	$273,128	$507,018	$574,734	$410,123	$835,606	$75,534	$3,033,454

(1) Includes commercial and industrial and residential mortgage lines converted to term of $2.9 million and $10.5 million, respectively.

5 - STOCK-BASED COMPENSATION

The following tables present a summary of restricted stock units (“RSUs”) and options outstanding at March 31, 2021 and changes during the three month period then ended. Of the 210,605 RSUs outstanding at quarter end, 75,203 are scheduled to vest during 2021.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2021	164,996	$20.95
Granted	121,569	15.31
Converted	(75,960)	21.44
Outstanding at March 31, 2021	210,605	$17.51	1.51	$4,475

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2021	11,031	$13.18
Exercised	(10,281)	12.90
Outstanding and exercisable at March 31, 2021	750	$17.06	4.18	$3

As of March 31, 2021, there was $2.7 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

2021 Equity Incentive Plan. On April 20, 2021, the stockholders of the Corporation approved the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, awards may be granted to employees and non-employee directors as stock options, restricted stock awards or RSUs, with a one year minimum vesting period for at least 95% of the awards granted. The Corporation has 750,000 shares of common stock reserved for awards under the 2021 Plan, plus 23,167 shares that remained available for grant as full value restricted stock units or restricted stock awards under the 2014 Equity Incentive Plan (“2014 Plan”). Awards granted under the 2014 Plan that expire or are forfeited after April 20, 2021 will be added to the number of shares of common stock reserved for issuance of awards under the 2021 Plan. No further awards will be made under the 2014 Plan.

6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Recorded at Fair Value. When measuring fair value, the Corporation uses a fair value hierarchy, which is designed to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy involves three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Corporation can access at the measurement date.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2021:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$356,849	$—	$355,481	$1,368
Pass-through mortgage securities	230,650	—	230,650	—
Collateralized mortgage obligations	125,768	—	125,768	—
Corporate bonds	117,887	—	117,887	—
	$831,154	$—	$829,786	$1,368
Financial Liabilities:
Derivative - interest rate swaps	$3,671	$—	$3,671	$—

December 31, 2020:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$364,211	$—	$362,776	$1,435
Pass-through mortgage securities	131,720	—	131,720	—
Collateralized mortgage obligations	53,711	—	53,711	—
Corporate bonds	113,080	—	113,080	—
	$662,722	$—	$661,287	$1,435
Financial Liabilities:
Derivative - interest rate swaps	$5,285	$—	$5,285	$—

State and municipal available-for-sale securities measured using Level 3 inputs. The Bank held six non-rated bond anticipation notes with a book value of $1.4 million at March 31, 2021. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at March 31, 2021.

There were no assets measured at fair value on a nonrecurring basis at March 31, 2021 or December 31, 2020.

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

	Level of	March 31, 2021		December 31, 2020
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$234,574	$234,574	$211,182	$211,182
Loans	Level 3	2,994,654	2,964,333	3,000,417	2,998,325
Restricted stock	Level 1	20,057	20,057	20,814	20,814

Financial Liabilities:
Checking deposits	Level 1	1,370,940	1,370,940	1,208,073	1,208,073
Savings, NOW and money market deposits	Level 1	1,770,235	1,770,235	1,679,161	1,679,161
Time deposits	Level 2	395,533	402,372	434,354	444,155
Short-term borrowings	Level 1	56,806	56,806	60,095	60,095
Long-term debt	Level 2	226,002	232,063	246,002	253,617

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

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	March 31, 2021	December 31, 2020
Notional amount	$200 million	$200 million
Weighted average fixed pay rate	2.83%	2.83%
Weighted average 3-month LIBOR receive rate	0.20%	0.22%
Weighted average maturity	0.81 Years	1.06 Years

Interest expense recorded on the swap transactions, which totaled $1.3 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable-rate liabilities. During the three months ended March 31, 2021, the Corporation had $1.3 million of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $1.8 million will be reclassified as an increase to interest expense.

The following table presents the net losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps.

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Interest rate contracts:
Amount of (gain) loss recognized in OCI (effective portion)	$(300)	$4,274
Amount of loss reclassified from OCI to interest expense	1,314	510
Amount of loss recognized in other noninterest income (ineffective portion)	—	—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheets at the periods indicated.

	March 31, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$3,671		$—	$5,285
Interest rate swap hedging brokered CDs	$150,000			$150,000
Interest rate swap hedging FHLB advances	$50,000			$50,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At March 31, 2021, the Bank followed the collateral posting provisions of its counterparty. The total amount of collateral posted was approximately $4.3 million. If the Bank had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreement at the termination value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp., The First of Long Island REIT, Inc. and The First of Long Island Agency, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. The Bank’s primary service area is Nassau and Suffolk Counties on Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan.

Overview

Net income and earnings per share for the first three months of 2021 were $11.3 million and $.47 respectively, compared to $9.1 million and $.38, respectively, for the same period last year. Dividends per share increased 5.6%, from $.18 for the first quarter of 2020 to $.19 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first three months of 2021 were 1.11% and 11.17%, respectively, versus .90% and 9.41%, respectively, for the same period last year. Book value per share was $17.16 at the close of the current period, compared to $17.11 at year-end 2020.

Analysis of First Quarter Earnings. Net income for the first quarter of 2021 was $11.3 million, an increase of $2.1 million, or 23.2%, versus the same quarter last year. The increase is due to growth in net interest income of $916,000 and noninterest income of $514,000 and a decline in the provision for credit losses of $3.3 million. These items were partially offset by increases in noninterest expense of $1.6 million and income tax expense of $1.1 million.

The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits of $325.7 million and a decline in average interest-bearing liabilities of $322.7 million resulted in average checking deposits comprising a larger portion of total funding. The increase is also attributable to income from SBA PPP loans of $1.9 million during the current quarter driven by an average balance of $160.0 million and a weighted average yield of 4.9%. Average checking deposits include a portion of the proceeds of PPP loans. Partially offsetting the favorable impact of these items was a decline in the average balance of loans of $146.5 million due to a significant increase in prepayments on residential mortgages caused by a decline in interest rates from the pandemic, which contributed to a notable increase in cash on our balance sheet. Also exerting downward pressure on net interest income were current market yields on securities and loans being lower than the yields on runoff in both portfolios which management substantially offset through reductions in nonmaturity and time deposit rates.

Net interest margin for the first quarter of 2021 was 2.69%, increasing 7 basis points over the comparable period of 2020. Income on PPP loans improved net interest margin for the current quarter by 9 basis points.

The provision for credit losses decreased $3.3 million when comparing the first quarter’s provision of $2.4 million in the 2020 quarter to a credit of $986,000 in the 2021 quarter. The credit provision for the current quarter was mainly due to improvements in economic conditions, asset quality and other portfolio metrics and a decline in outstanding mortgage loans, partially offset by net chargeoffs of $447,000.

The decrease in noninterest income, net of gains on sales of securities, of $92,000 is primarily attributable to decreases in service charges on deposit accounts and a decline in investment services income offset by an increase in the non-service cost components of the Bank’s defined benefit pension plan. The decrease in service charges on deposit accounts is mainly attributable to the pandemic which has negatively affected most categories of noninterest income while the decrease in investment services income is due to a decline in assets under management.

The increase in noninterest expense of $1.6 million was primarily due to an increase in salaries and employee benefits related to staffing our new Riverhead Branch, building our lending and credit teams, special bonuses and overtime for PPP loan processing and normal salary adjustments. Also contributing to the increase was FDIC insurance expense for the current quarter, an increase in the provision for unfunded loan commitments and higher facilities maintenance costs due to snow removal.

The increase in income tax expense reflects a higher effective tax rate (income tax expense as a percentage of pre-tax book income), from 15.2% in the first quarter of 2020 to 19.4% in the current quarter, and an increase in pre-tax earnings in the current quarter as compared to the 2020 quarter.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was 1.04% at March 31, 2021 as compared to 1.09% at December 31, 2020. Excluding PPP loans, the reserve coverage ratio was 1.10% and 1.13%, respectively. The decrease in the reserve coverage ratio was mainly due to improvements in economic conditions, asset quality and other portfolio metrics. Nonaccrual loans, TDRs and loans past due 30 through 89 days are at very low levels.

Key Initiatives and Challenges We Face. During 2020, the Bank successfully launched an updated branding initiative including multimedia advertising and an interactive custom designed website to better support our customers’ digital and electronic banking needs. We see a substantial increase in mobile users and mobile deposits and are optimistic about our future growth in digital products and services. We continue to analyze our branch network for strategic expansion and operating efficiencies. We recently leased space at 275 Broadhollow Road in Melville, N.Y. for a state-of-the-art branch and additional office space. The convenience of this central location is expected to benefit employee recruiting and retention with prominent signage reinforcing our new branding initiative. We continue to hire branch personnel, lending and back office credit professionals to support loan growth and our relationship banking business. Finally, the Bank recently partnered with LPL Financial, the nation’s largest independent broker-dealer, to enhance our customers’ access to a comprehensive set of investment products as well as wealth management, trust and advisory services.

The interest rate and economic environment continues to exert pressure on operating results and growth. Profitability and growth are negatively impacted by low yields available on loans and securities and could be impacted by credit losses arising from economic conditions. The continued presence of the pandemic and ongoing economic challenges such as the level of short and long-term interest rates, unemployment, vacancies, delinquent rents and competition are particular risks to future financial performance. Among other things, low interest rates have caused an acceleration of residential mortgage loan repayments and repricings which are expected to continue in 2021.

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

	Three Months Ended March 31,
	2021			2020
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$155,272	$39.10%		$30,077	$82	1.10%
Investment securities:
Taxable	401,531	1,794	1.79	342,661	3,344	3.90
Nontaxable (1)	361,715	2,846	3.15	380,173	3,247	3.42
Loans (1)	3,013,009	26,707	3.55	3,159,533	28,933	3.66
Total interest-earning assets	3,931,527	31,386	3.19	3,912,444	35,606	3.64
Allowance for credit losses	(32,896)			(32,110)
Net interest-earning assets	3,898,631			3,880,334
Cash and due from banks	32,951			34,362
Premises and equipment, net	38,700			39,932
Other assets	134,770			130,262
	$4,105,052			$4,084,890
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,707,546	1,066.25		$1,710,761	4,280	1.01
Time deposits	421,394	2,304	2.22	510,037	3,042	2.40
Total interest-bearing deposits	2,128,940	3,370.64		2,220,798	7,322	1.33
Short-term borrowings	58,661	350	2.42	123,337	619	2.02
Long-term debt	233,224	1,165	2.03	399,340	1,995	2.01
Total interest-bearing liabilities	2,420,825	4,885.82		2,743,475	9,936	1.46
Checking deposits	1,243,728			918,044
Other liabilities	31,401			32,211
	3,695,954			3,693,730
Stockholders' equity	409,098			391,160
	$4,105,052			$4,084,890

Net interest income (1)		$26,501			$25,670
Net interest spread (1)			2.37%			2.18%
Net interest margin (1)			2.69%			2.62%

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

	Three Months Ended March 31,
	2021 Versus 2020
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$87	$(130)	$(43)
Investment securities:
Taxable	497	(2,047)	(1,550)
Nontaxable	(152)	(249)	(401)
Loans	(1,346)	(880)	(2,226)
Total interest income	(914)	(3,306)	(4,220)
Interest Expense:
Savings, NOW & money market deposits	(43)	(3,171)	(3,214)
Time deposits	(505)	(233)	(738)
Short-term borrowings	(370)	101	(269)
Long-term debt	(830)	—	(830)
Total interest expense	(1,748)	(3,303)	(5,051)
Increase (decrease) in net interest income	$834	$(3)	$831

Net Interest Income

Net interest income on a tax-equivalent basis for the three months ended March 31, 2021 was $26.5 million, an increase of $831,000, or 3.2%, from $25.7 million for the same period of 2020. The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits of $325.7 million, or 35.5%, and a decline in average interest-bearing liabilities of $322.7 million, or 11.8%, resulted in average checking deposits comprising a larger portion of total funding. The increase is also attributable to income from SBA PPP loans of $1.9 million during the current quarter driven by an average balance of $160.0 million and a weighted average yield of 4.9%. Average checking deposits include a portion of the proceeds of PPP loans. Partially offsetting the favorable impact of these items was a decline in the average balance of loans of $146.5 million, or 4.6%, due to the economic impact of the pandemic, which contributed to a notable increase in cash on our balance sheet. Also exerting downward pressure on net interest income were decreases in yield on securities and loans due to an increase in prepayment speeds on mortgage-backed securities, lower yields available on securities purchases and loan originations, acceleration of loan prepayments and refinancing of residential mortgages and downward repricing of corporate bonds. The average yield on interest-earning assets declined 45 basis points from 3.64% for the first quarter of 2020 to 3.19% for the current quarter. Although asset yields declined, management substantially offset the negative impact on net interest income through reductions in nonmaturity and time deposit rates. The average cost of interest-bearing liabilities declined 64 basis points from 1.46% for the first quarter of 2020 to .82% for the current quarter.

Net interest margin for the first quarter of 2021 was 2.69% as compared to 2.62% for the 2020 first quarter. Income on PPP loans improved net interest margin for the current quarter by 9 basis points. We expect net interest income and margin to benefit when excess cash is utilized to repay a maturing $150 million interest rate swap with a cost of 2.85% in May 2021 and from approximately $114 million of CDs maturing by March 2022 with an average cost of 1.11% which exceeds current market deposit rates.

During the first quarter of 2021, we originated $83 million of PPP loans with deferred fees of $3.3 million. On a cumulative basis through March 31, 2021, $62 million of the Bank’s PPP loans were forgiven by the SBA.

If economic activity continues to improve and businesses return to normal operations in our marketplace, we expect mortgage originations to grow with more emphasis on commercial lending rather than residential mortgage lending. The mortgage loan pipeline grew to $107 million at March 31, 2021, the highest level in three years.

Noninterest Income

Noninterest income includes service charges on deposit accounts, investment services income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The decrease in noninterest income, net of gains on sales of securities, of $92,000 is primarily attributable to decreases in service charges on deposit accounts of $304,000 and a decline in investment services income of $74,000 offset by an increase in the non-service cost components of the Bank’s defined benefit pension plan of $138,000. The decrease in service charges on deposit accounts is mainly attributable to the pandemic which has negatively affected most categories of noninterest income while the decrease in investment services income is due to a decline in assets under management. Assets under management will likely decline further as the Bank transitions from its legacy trust and investment businesses to a single platform with LPL Financial.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

The increase in noninterest expense of $1.6 million was primarily due to an increase in salaries and employee benefits related to staffing our new Riverhead Branch, building our lending and credit teams, special bonuses and overtime for PPP loan processing and normal salary adjustments. Also contributing to the increase was FDIC insurance expense of $267,000 for the current quarter, an increase in the provision for unfunded loan commitments of $305,000 and higher facilities maintenance costs including snow removal. The increase in FDIC insurance expense is due to an assessment credit in the 2020 quarter which resulted in no FDIC insurance cost. The increase in the provision for unfunded commitments reflects an increase in commitments for the current quarter versus a decrease for the 2020 quarter.

Income Taxes

Income tax expense increased $1.1 million and the effective tax rate increased from 15.2% to 19.4% when comparing the first quarter of 2020 to the current quarter. The increase in the effective tax rate is mainly due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and bank-owned life insurance in 2021. The increase in income tax expense reflects the higher effective tax rate and an increase in pre-tax earnings in the current quarter as compared to the 2020 quarter.

Application of Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the ACL is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time and involves difficult and complex judgements about matters that are inherently uncertain. In the event that management’s estimate needs to be adjusted based on additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly different ACL and thereby materially impact, either positively or negatively, the Bank’s results of operations.

The Bank’s Allowance for Credit Losses Committee (“ACL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the ACL after considering, among other things, the results of credit reviews performed by the Bank’s independent loan review function and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer, the ACL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Loan Committee of the Board reviews and approves the Bank’s Loan Policy at least once each calendar year. The Bank’s ACL is reviewed and ratified by the Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency (“OCC”), whose safety and soundness examination includes a determination as to the adequacy of the allowance to absorb current expected credit losses.

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

Loans that do not share similar risk characteristics are evaluated on an individual basis. Such disparate risk characteristics may include internal or external credit ratings, risk ratings, collateral type, size of loan, effective interest rate, term, geographic location, industry or historical or expected loss pattern. Estimated losses for loans individually evaluated are based on either the fair value of collateral or the discounted value of expected future cash flows. For all collateral dependent loans evaluated on an individual basis, credit losses are measured based on the fair value of the collateral. In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgements. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows received over the loan’s remaining life. Individually evaluated loans are not included in the estimation of credit losses from the pooled portfolio.

TDRs are individually evaluated for loss and generally reported at the present value of estimated future cash flows using the loan’s effective rate at inception. However, if a TDR is a collateral dependent loan, the loan is reported at the fair value of the collateral.

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

	March 31,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans:
Troubled debt restructurings	$—	$494
Other	260	628
Total nonaccrual loans	260	1,122
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	—
Total nonperforming assets	260	1,122
Troubled debt restructurings - performing	578	815
Total risk elements	$838	$1,937

Nonaccrual loans as a percentage of total loans	.01%	.04%
Nonperforming assets as a percentage of total loans and other real estate owned	.01%	.04%
Risk elements as a percentage of total loans and other real estate owned	.03%	.06%

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

The ACL decreased $1.4 million during the first three months of 2021, amounting to $31.6 million, or 1.04% of total loans, at March 31, 2021 compared to $33.0 million, or 1.09% of total loans, at December 31, 2020. Excluding SBA PPP loans, the reserve coverage ratio was 1.10% and 1.13% at March 31, 2021 and December 31, 2020, respectively. During the first quarter of 2021, the Bank had loan chargeoffs of $550,000, recoveries of $103,000 and recorded a credit provision for credit losses of $986,000. During the first quarter of 2020, the Bank had loan chargeoffs of $619,000, recoveries of $189,000 and recorded a provision for credit losses of $2.4 million. The credit provision in the current period was mainly due to improvements in economic conditions, asset quality and other portfolio metrics and a decline in outstanding residential mortgage loans, partially offset by net chargeoffs. The provision in the 2020 period was mainly attributable to the pandemic.

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

The pandemic continues to present challenges for the Bank and its customers. The amount of future chargeoffs and provisions for credit losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 91% of the Bank’s total loans outstanding at March 31, 2021. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the NYC metropolitan area has improved, the pace of the recovery remains uncertain. These challenges may result in higher past due and nonaccrual loans, TDRs and credit losses.

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

The Corporation’s cash and cash equivalent position at March 31, 2021 was $234.6 million, up from $211.2 million at December 31, 2020. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans and operations exceeded the cash used to repay borrowings, purchase securities, repurchase common stock and pay cash dividends.

Securities increased $168.4 million during the first three months of 2021, from $662.7 million at year-end 2020 to $831.2 million at March 31, 2021. The increase is primarily attributable to purchases of $263.4 million, partially offset by sales of $54.2 million and maturities and redemptions of $32.9 million.

During the first quarter of 2021, total deposits grew $215.1 million, or 6.5%, to $3.5 billion at March 31, 2021. The increase was attributable to growth in checking deposits of $162.9 million and savings, NOW and money market deposits of $91.1 million, partially offset by decreases in time deposits of $38.8 million. Checking deposits include a portion of the proceeds of PPP loans.

On November 28, 2021, corporate bonds with a current fair value of $31.5 million and a weighted average fixed rate of 5.10% will convert to a floating rate. At current rates, the weighted average floating rate would be 1.97% and would reduce net interest income in the fourth quarter by approximately $83,000. On a full quarter basis, the impact to net interest income would be approximately $250,000.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale. At March 31, 2021, the Bank had approximately $315.1 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the

FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had a borrowing capacity of approximately $1.9 billion at March 31, 2021.

Capital

Stockholders’ equity was $408.1 million at March 31, 2021 versus $407.1 million at December 31, 2020. The increase was mainly due to net income of $11.3 million, partially offset by cash dividends declared of $4.5 million, common stock repurchases of $2.0 million and a decrease in the after-tax value of available-for-sale securities of $5.6 million.

The Corporation and the Bank have elected to adopt the community bank leverage ratio (“CBLR”) framework, which requires a leverage ratio of greater than 9.00%. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of the Corporation and the Bank at March 31, 2021 were 10.01% and 9.93%, respectively, and considered to have met the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

On April 6, 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), temporarily lowering the CBLR requirement to 8.50% for calendar year 2021 and returning to 9.00% in 2022. The CARES Act also provides that, during the same period, if a qualifying community banking organization falls no more than 1% below the CBLR, it will have a two-quarter grace period to satisfy the CBLR.

The Corporation has a stock repurchase program under which it is authorized to purchase up to $65 million in shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During the first quarter of 2021, the Corporation repurchased 107,887 shares of its common stock at a total cost of $2.0 million. Total repurchases completed since the commencement of the program in 2018 amount to 2,248,487 shares at a cost of $49.6 million. We expect to continue repurchases during 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank invests in interest-earning assets, which are funded by interest-bearing deposits and borrowings, noninterest-bearing deposits and capital. The Bank’s results of operations are subject to risk resulting from interest rate fluctuations generally and having assets and liabilities that have different maturity, repricing and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's net interest income and economic value of equity (“EVE”) will change when interest rates change. The principal objective of the Bank’s asset liability management activities is to optimize current and future net interest income while at the same time maintain acceptable levels of interest rate and liquidity risk and facilitate the funding needs of the Bank.

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

Using interest rate sensitivity modeling, the Bank projects net interest income over a five-year period assuming a static balance sheet and no changes in interest rates from current levels. Utilization of a static balance sheet ensures that interest rate risk embedded in the Bank’s current balance sheet is not masked by assumed balance sheet growth or contraction. Net interest income is projected over a five-year period utilizing various interest rate change scenarios, including both ramped and shocked changes as well as changes in the shape of the yield curve. The interest rate scenarios modeled are based on the shape of the current yield curve and the relative level of rates and management’s expectations as to potential future yield curve shapes and rate levels.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at March 31, 2021 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending March 31, 2022 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.4 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending March 31, 2022 and calculations of EVE at March 31, 2021 assuming rate changes of plus 100, 200 and 300 basis points and minus 100 basis points. The rate change scenarios were selected based on current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2021		Year Ending March 31, 2022
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$579,615	-11.7%	$99,890	-5.9%
+ 200 basis point rate shock	609,906	-7.1%	102,280	-3.6%
+ 100 basis point rate shock	641,240	-2.3%	104,566	-1.4%
Base case (no rate change)	656,320	—	106,101	—
- 100 basis point rate shock	592,566	-9.7%	101,750	-4.1%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 basis points could negatively impact the Bank’s net interest income for the year ending March 31, 2022 because the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Unlike nonmaturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. An immediate decrease in interest rates of 100 basis points could also negatively impact the Bank’s net interest income and EVE for the same period due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: the recent and continuing global pandemic, general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, in Part I under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Corporation is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Corporation's financial condition and results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the first quarter of 2021 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 2021	—	—	—	$17,353,788
February 2021	107,887	$18.538	107,887	$15,353,793
March 2021	—	—	—	$15,353,793
Total	107,887	$18.538	107,887

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
10.1	The First of Long Island Corporation 2021 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 12, 2021)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 7, 2021	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
William Aprigliano, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)