Form 10-Q
period 2021-06-30
FIRST OF LONG ISLAND CORP
filed 2021-08-04
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of July 31, 2021, the registrant had 23,705,750 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2021	2020
Assets:
Cash and cash equivalents	$191,002	$211,182
Investment securities available-for-sale, at fair value	806,198	662,722

Loans:
Commercial and industrial	84,813	100,015
SBA Paycheck Protection Program	94,309	139,487
Secured by real estate:
Commercial mortgages	1,479,244	1,421,071
Residential mortgages	1,244,439	1,316,727
Home equity lines	49,693	54,005
Consumer and other	907	2,149
	2,953,405	3,033,454
Allowance for credit losses	(30,968)	(33,037)
	2,922,437	3,000,417

Restricted stock, at cost	19,901	20,814
Bank premises and equipment, net	37,646	38,830
Right-of-use asset - operating leases	11,176	12,212
Bank-owned life insurance	86,602	85,432
Pension plan assets, net	20,273	20,109
Deferred income tax benefit	434	1,375
Other assets	15,112	16,048
	$4,110,781	$4,069,141
Liabilities:
Deposits:
Checking	$1,318,941	$1,208,073
Savings, NOW and money market	1,833,590	1,679,161
Time	231,042	434,354
	3,383,573	3,321,588

Short-term borrowings	55,000	60,095
Long-term debt	226,002	246,002
Operating lease liability	11,998	13,046
Accrued expenses and other liabilities	17,564	21,292
	3,694,137	3,662,023
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,695,017 and 23,790,589 shares	2,370	2,379
Surplus	102,636	105,547
Retained earnings	309,256	295,622
	414,262	403,548
Accumulated other comprehensive income, net of tax	2,382	3,570
	416,644	407,118
	$4,110,781	$4,069,141

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income:
Loans	$53,456	$56,888	$26,750	$27,957
Investment securities:
Taxable	4,078	6,749	2,245	3,323
Nontaxable	4,462	5,066	2,214	2,501
	61,996	68,703	31,209	33,781
Interest expense:
Savings, NOW and money market deposits	2,260	6,639	1,194	2,359
Time deposits	3,897	5,928	1,593	2,886
Short-term borrowings	700	885	350	266
Long-term debt	2,311	4,157	1,146	2,162
	9,168	17,609	4,283	7,673
Net interest income	52,828	51,094	26,926	26,108
Provision (credit) for credit losses	(1,609)	2,450	(623)	92
Net interest income after provision (credit) for credit losses	54,437	48,644	27,549	26,016

Noninterest income:
Investment services income	791	1,067	317	519
Service charges on deposit accounts	1,418	1,606	735	619
Net gains on sales of securities	606	—	—	—
Other	3,544	2,916	1,775	1,433
	6,359	5,589	2,827	2,571
Noninterest expense:
Salaries and employee benefits	19,915	18,913	9,845	9,639
Occupancy and equipment	6,344	6,133	3,067	3,061
Other	6,019	5,472	2,917	2,960
	32,278	30,518	15,829	15,660
Income before income taxes	28,518	23,715	14,547	12,927

Income tax expense	5,863	3,808	3,159	2,168
Net income	$22,655	$19,907	$11,388	$10,759

Weighted average:
Common shares	23,758,398	23,871,245	23,735,723	23,838,224
Dilutive stock options and restricted stock units	89,776	39,135	96,060	23,638
	23,848,174	23,910,380	23,831,783	23,861,862
Earnings per share:
Basic	$0.95	$0.83	$0.48	$0.45
Diluted	0.95	0.83	0.48	0.45

Cash dividends declared per share	0.38	0.36	0.19	0.18

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$22,655	$19,907	$11,388	$10,759
Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	(4,120)	(408)	3,747	8,442
Change in net unrealized loss on derivative instruments	2,500	(3,402)	886	362
Other comprehensive income (loss) before income taxes	(1,620)	(3,810)	4,633	8,804
Income tax benefit	(432)	(1,142)	1,426	2,636
Other comprehensive income (loss)	(1,188)	(2,668)	3,207	6,168
Comprehensive income	$21,467	$17,239	$14,595	$16,927

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2021
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	23,790,589	$2,379	$105,547	$295,622	$3,570	$407,118
Net income				11,267		11,267
Other comprehensive loss					(4,395)	(4,395)
Repurchase of common stock	(107,887)	(11)	(1,989)			(2,000)
Shares withheld upon the vesting
and conversion of RSUs	(16,918)	(2)	(318)			(320)
Common stock issued under
stock compensation plans	94,627	10	152			162
Common stock issued under
dividend reinvestment and
stock purchase plan	22,341	2	416			418
Stock-based compensation			390			390
Cash dividends declared				(4,518)		(4,518)
Balance, March 31, 2021	23,782,752	2,378	104,198	302,371	(825)	408,122
Net income				11,388		11,388
Other comprehensive income					3,207	3,207
Repurchase of common stock	(92,533)	(9)	(2,091)			(2,100)
Shares withheld upon the vesting
and conversion of RSUs	(1,431)		(31)			(31)
Common stock issued under
stock compensation plans	6,229	1	35			36
Stock-based compensation			525			525
Cash dividends declared				(4,503)		(4,503)
Balance, June 30, 2021	23,695,017	$2,370	$102,636	$309,256	$2,382	$416,644

	Six Months Ended June 30, 2020
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	23,934,632	$2,393	$111,744	$274,376	$595	$389,108
Effect of adopting ASU 2016-13				(2,325)		(2,325)
Balance at January 1, 2020 as adjusted
for change in accounting principle	23,934,632	2,393	111,744	272,051	595	386,783
Net income				9,148		9,148
Other comprehensive loss					(8,836)	(8,836)
Repurchase of common stock	(261,700)	(26)	(5,911)			(5,937)
Shares withheld upon the vesting
and conversion of RSUs	(66,142)	(6)	(1,521)			(1,527)
Common stock issued under
stock compensation plans	178,373	18	205			223
Common stock issued under
dividend reinvestment and
stock purchase plan	21,738	2	388			390
Stock-based compensation			251			251
Cash dividends declared				(4,286)		(4,286)
Balance at March 31, 2020	23,806,901	2,381	105,156	276,913	(8,241)	376,209
Net income				10,759		10,759
Other comprehensive income					6,168	6,168
Common stock issued under
stock compensation plans	41,725	4	32			36
Stock-based compensation			859			859
Cash dividends declared				(4,293)		(4,293)
Balance, June 30, 2020	23,848,626	$2,385	$106,047	$283,379	$(2,073)	$389,738

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$22,655	$19,907
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(1,609)	2,450
Provision (credit) for deferred income taxes	1,373	(1,407)
Depreciation and amortization of premises and equipment	2,062	2,081
Amortization of right-of-use asset - operating leases	1,036	1,091
Premium amortization on investment securities, net	1,178	690
Net gains on sales of securities	(606)	—
Stock-based compensation expense	915	1,110
Accretion of cash surrender value on bank-owned life insurance	(1,170)	(1,132)
Pension credit	(164)	(131)
Decrease in other liabilities	(2,260)	(5,098)
Other decreases (increases) in assets	1,032	(3,488)
Net cash provided by operating activities	24,442	16,073
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	54,192	—
Proceeds from maturities and redemptions	65,648	54,761
Purchases	(268,008)	(106,347)
Net decrease in loans	79,589	35,212
Net decrease in restricted stock	913	1,356
Purchases of premises and equipment, net	(909)	(1,527)
Net cash used in investing activities	(68,575)	(16,545)
Cash Flows From Financing Activities:
Net increase in deposits	61,985	178,906
Net decrease in short-term borrowings	(5,095)	(130,691)
Proceeds from long-term debt	—	120,000
Repayment of long-term debt	(20,000)	(17,500)
Proceeds from issuance of common stock, net of shares withheld	200	(940)
Repurchase of common stock	(4,100)	(5,937)
Cash dividends paid	(9,037)	(8,594)
Net cash provided by financing activities	23,953	135,244
Net increase (decrease) in cash and cash equivalents	(20,180)	134,772
Cash and cash equivalents, beginning of year	211,182	38,968
Cash and cash equivalents, end of period	$191,002	$173,740
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$9,654	$17,644
Income taxes	4,759	4,427
Operating cash flows from operating leases	1,233	1,311
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	423
Cash dividends payable	4,502	4,293

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

The consolidated financial information included herein as of and for the periods ended June 30, 2021 and 2020 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2020 consolidated balance sheet was derived from the Corporation's December 31, 2020 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The components of OCI and the related tax effects are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Change in net unrealized holding gains (losses)
on available-for-sale securities:
Change arising during the period	$(3,514)	$(408)	$3,747	$8,442
Reclassification adjustment for gains included in net income (1)	(606)	—	—	—
	(4,120)	(408)	3,747	8,442
Tax effect	(1,158)	(121)	1,153	2,528
	(2,962)	(287)	2,594	5,914
Change in unrealized loss on derivative instrument:
Amount of gain (loss) during the period	267	(4,768)	(33)	(494)
Reclassification adjustment for net interest expense
included in net income (2)	2,233	1,366	919	856
	2,500	(3,402)	886	362
Tax effect	726	(1,021)	273	108
	1,774	(2,381)	613	254
Other comprehensive income (loss)	$(1,188)	$(2,668)	$3,207	$6,168

(1) Represents net realized gains arising from the sale of available-for-sale securities. These net gains are included in the consolidated statements of income in the line item “Net gains on sales of securities.”

(2) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated OCI, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/20	Change	6/30/21
Unrealized holding gains on available-for-sale securities	$9,425	$(2,962)	$6,463
Unrealized actuarial loss on pension plan	(2,153)	—	(2,153)
Unrealized loss on derivative instruments	(3,702)	1,774	(1,928)
Accumulated other comprehensive income, net of tax	$3,570	$(1,188)	$2,382

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities, all of which were available-for-sale. There was no allowance for credit losses associated with the investment securities portfolio at June 30, 2021 or December 31, 2020.

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$331,392	$13,359	$(117)	$344,634
Pass-through mortgage securities	225,734	1,136	(2,874)	223,996
Collateralized mortgage obligations	120,736	171	(1,688)	119,219
Corporate bonds	119,000	45	(696)	118,349
	$796,862	$14,711	$(5,375)	$806,198

	December 31, 2020
State and municipals	$348,260	$15,951	$—	$364,211
Pass-through mortgage securities	128,843	2,881	(4)	131,720
Collateralized mortgage obligations	53,163	599	(51)	53,711
Corporate bonds	119,000	—	(5,920)	113,080
	$649,266	$19,431	$(5,975)	$662,722

At June 30, 2021 and December 31, 2020, investment securities with a carrying value of $416.4 million and $380.7 million, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2021 and December 31, 2020.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2021
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$13,826	$(117)	$—	$—	$13,826	$(117)
Pass-through mortgage securities	166,209	(2,874)	—	—	166,209	(2,874)
Collateralized mortgage obligations	109,981	(1,688)	—	—	109,981	(1,688)
Corporate bonds	—	—	50,304	(696)	50,304	(696)
Total temporarily impaired	$290,016	$(4,679)	$50,304	$(696)	$340,320	$(5,375)

	December 31, 2020
Pass-through mortgage securities	$1,871	$(4)	$—	$—	$1,871	$(4)
Collateralized mortgage obligations	24,970	(51)	—	—	24,970	(51)
Corporate bonds	—	—	113,080	(5,920)	113,080	(5,920)
Total temporarily impaired	$26,841	$(55)	$113,080	$(5,920)	$139,921	$(5,975)

State and Municipals

At June 30, 2021, approximately $13.8 million of state and municipal bonds had an unrealized loss of $117,000. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The decline in value is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At June 30, 2021, approximately $166.2 million of pass-through mortgage security had an unrealized loss of $2.9 million. These securities were issued by U.S. government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At June 30, 2021, approximately $110.0 million of collateralized mortgage obligations had an unrealized loss of $1.7 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At June 30, 2021, approximately $50.3 million of the corporate bonds had an unrealized loss of $696,000. The Bank’s corporate bond portfolio represents senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo and mature in 2028. Approximately $86.7 million are floating rate securities and reprice on a quarterly basis off the ten year swap rate. The remaining $31.7 million have a fixed rate with an average current yield of 5.10% and will convert to a floating rate in the fourth quarter of 2021. These bonds will also reprice on a quarterly basis off the ten-year swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The improvement in the unrealized loss during the quarter is attributable to a tightening in credit spreads and an increase in long-term interest rates. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at June 30, 2021.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Proceeds	$54,192	$—	$—	$—

Gains	$622	$—	$—	$—
Losses	(16)	—	—	—
Net gain	$606	$—	$—	$—

Income tax expense related to the net realized gains for the six months ended June 30, 2021 was $187,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, and corporate bonds at June 30, 2021 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$7,279	$7,302
After 1 through 5 years	80,941	83,407
After 5 through 10 years	225,153	228,744
After 10 years	137,019	143,530
Mortgage-backed securities	346,470	343,215
	$796,862	$806,198

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$84,813	$100,015
SBA PPP	94,309	139,487
Commercial mortgages:
Multifamily	775,303	776,976
Other	564,905	513,176
Owner-occupied	139,036	130,919
Residential mortgages:
Closed end	1,244,439	1,316,727
Revolving home equity	49,693	54,005
Consumer and other	907	2,149
	$2,953,405	$3,033,454

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

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include, among others, differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, GDP, vacancies, average growth in pools of loans, delinquencies or other factors associated with the financial assets. The allowance for SBA PPP loans represents an estimate of potential loss due to documentation and processing deficiencies. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

The following risks reflected in the Bank’s Q-factors showed improvement in the second quarter of 2021 and, together with a decline in historical loss rates, were the key drivers in estimating the ACL at June 30, 2021:

•average growth rates in the residential mortgage and commercial and industrial loan pools,

•improvements in the experience, ability and depth of lending staff,

•past due and problem loans, and

•current and forecasted economic conditions including those arising from the pandemic.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/2021
Commercial and industrial	$1,416	$227	$168	$(349)	$1,008
SBA PPP	209	—	—	(68)	141
Commercial mortgages:
Multifamily	9,474	252	—	(609)	8,613
Other	4,913	—	—	450	5,363
Owner-occupied	1,905	165	91	64	1,895
Residential mortgages:
Closed end	14,706	79	3	(1,314)	13,316
Revolving home equity	407	—	—	221	628
Consumer and other	7	—	1	(4)	4
	$33,037	$723	$263	$(1,609)	$30,968

(in thousands)	Balance at 4/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/2021
Commercial and industrial	$1,143	$92	$156	$(199)	$1,008
SBA PPP	269	—	—	(128)	141
Commercial mortgages:
Multifamily	9,074	2	—	(459)	8,613
Other	4,967	—	—	396	5,363
Owner-occupied	1,911	—	—	(16)	1,895
Residential mortgages:
Closed end	13,636	79	3	(244)	13,316
Revolving home equity	599	—	—	29	628
Consumer and other	5	—	1	(2)	4
	$31,604	$173	$160	$(623)	$30,968

(in thousands)	Balance at 1/1/2020	Impact of ASC 326 Adoption	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/2020
Commercial and industrial	$1,493	$(244)	$815	$257	$902	$1,593
SBA PPP	—	—	—	—	249	249
Commercial mortgages:
Multifamily	7,151	1,059	—	—	646	8,856
Other	3,498	(47)	—	—	409	3,860
Owner-occupied	921	778	—	—	(77)	1,622
Residential mortgages:
Closed end	15,698	1,356	19	2	347	17,384
Revolving home equity	515	(6)	—	—	(27)	482
Consumer and other	13	(8)	3	2	1	5
	$29,289	$2,888	$837	$261	$2,450	$34,051

(in thousands)	Balance at 4/1/2020	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/2020
Commercial and industrial	$1,931	$197	$70	$(211)	$1,593
SBA PPP	—	—	—	249	249
Commercial mortgages:
Multifamily	8,647	—	—	209	8,856
Other	3,792	—	—	68	3,860
Owner-occupied	1,782	—	—	(160)	1,622
Residential mortgages:
Closed end	17,459	19	2	(58)	17,384
Revolving home equity	487	—	—	(5)	482
Consumer and other	7	2	—	—	5
	$34,105	$218	$72	$92	$34,051

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	June 30, 2021
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$34	$—	$—	$—	$—	$34	$84,779	$84,813
SBA PPP	—	—	—	—	—	—	94,309	94,309
Commercial mortgages:
Multifamily	—	—	—	—	—	—	775,303	775,303
Other	—	—	—	—	—	—	564,905	564,905
Owner-occupied	—	—	—	—	—	—	139,036	139,036
Residential mortgages:
Closed end	—	—	—	—	260	260	1,244,179	1,244,439
Revolving home equity	202	—	—	—	—	202	49,491	49,693
Consumer and other	2	—	—	—	—	2	905	907
	$238	$—	$—	$—	$260	$498	$2,952,907	$2,953,405

	December 31, 2020
Commercial and industrial	$65	$—	$—	$—	$—	$65	$99,950	$100,015
SBA PPP	—	—	—	—	—	—	139,487	139,487
Commercial mortgages:
Multifamily	—	—	—	—	—	—	776,976	776,976
Other	—	—	—	—	—	—	513,176	513,176
Owner-occupied	—	—	—	—	494	494	130,425	130,919
Residential mortgages:
Closed end	1,357	—	—	—	261	1,618	1,315,109	1,316,727
Revolving home equity	—	—	—	—	367	367	53,638	54,005
Consumer and other	—	—	—	—	—	—	2,149	2,149
	$1,422	$—	$—	$—	$1,122	$2,544	$3,030,910	$3,033,454

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at June 30, 2021 or December 31, 2020.

Accrued interest receivable from loans totaled $8.4 million and $9.7 million at June 30, 2021 and December 31, 2020, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

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

The Bank did not modify any loans in a TDR during the first six months of 2021 or 2020.

At June 30, 2021 and December 31, 2020, the Bank had no allowance allocated to TDRs and no commitments to lend additional amounts in connection with loans that were classified as TDRs.

There were no TDRs for which there was a payment default during the three months ended June 30, 2021 and 2020 that were modified during the 12-month period prior to default. A loan is in payment default once it is 90 days contractually past due under the modified terms.

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

	June 30, 2021
	Term Loans by Origination Year
							Revolving
(in thousands)	2021	2020	2019	2018	2017	Prior	Loans (1)	Total
Commercial and industrial:
Pass	$11,524	$13,417	$8,026	$6,676	$3,967	$20,521	$17,896	$82,027
Watch	—	—	1,436	—	—	—	—	1,436
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,000	350	—	—	—	—	1,350
Doubtful	—	—	—	—	—	—	—	—
	$11,524	$14,417	$9,812	$6,676	$3,967	$20,521	$17,896	$84,813
SBA PPP:
Pass	$78,950	$15,359	$—	$—	$—	$—	$—	$94,309
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$78,950	$15,359	$—	$—	$—	$—	$—	$94,309
Commercial mortgages – multifamily:
Pass	$53,884	$40,607	$150,875	$154,457	$145,241	$218,899	$—	$763,963
Watch	—	—	—	—	—	4,836	—	4,836
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	6,504	—	—	6,504
Doubtful	—	—	—	—	—	—	—	—
	$53,884	$40,607	$150,875	$154,457	$151,745	$223,735	$—	$775,303
Commercial mortgages – other:
Pass	$69,717	$118,890	$43,994	$49,482	$45,716	$225,812	$—	$553,611
Watch	—	—	—	—	—	5,414	—	5,414
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,880	—	5,880
Doubtful	—	—	—	—	—	—	—	—
	$69,717	$118,890	$43,994	$49,482	$45,716	$237,106	$—	$564,905
Commercial mortgages – owner-occupied:
Pass	$16,600	$20,790	$37,069	$7,309	$8,938	$40,490	$—	$131,196
Watch	—	—	6,027	—	—	—	—	6,027
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,813	—	—	1,813
Doubtful	—	—	—	—	—	—	—	—
	$16,600	$20,790	$43,096	$7,309	$10,751	$40,490	$—	$139,036
Residential mortgages:
Pass	$91,110	$43,149	$19,974	$235,998	$301,055	$551,921	$49,693	$1,292,900
Watch	—	—	—	—	—	294	—	294
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	453	—	485	—	938
Doubtful	—	—	—	—	—	—	—	—
	$91,110	$43,149	$19,974	$236,451	$301,055	$552,700	$49,693	$1,294,132
Consumer and other:
Pass	$4	$61	$135	$5	$19	$556	$—	$780
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	127	127
	$4	$61	$135	$5	$19	$556	$127	$907

Total Loans	$321,789	$253,273	$267,886	$454,380	$513,253	$1,075,108	$67,716	$2,953,405

(1) Includes commercial and industrial and residential mortgage lines converted to term of $5.3 million and $10.5 million, respectively.

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

(1)Includes commercial and industrial and residential mortgage lines converted to term of $2.9 million and $10.5 million, respectively.

5 - STOCK-BASED COMPENSATION

The following tables present a summary of restricted stock units (“RSUs”) and options outstanding at June 30, 2021 and changes during the six month period then ended. Of the 226,750 RSUs outstanding at quarter end, 71,603 are scheduled to vest during 2021.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2021	164,996	$20.95
Granted	142,313	16.06
Converted	(80,559)	21.48
Outstanding at June 30, 2021	226,750	$17.68	1.26	$4,814

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2021	11,031	$13.18
Exercised	(10,281)	12.90
Outstanding and exercisable at June 30, 2021	750	$17.06	3.93	$3

As of June 30, 2021, there was $2.6 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.4 years.

2021 Equity Incentive Plan. On April 20, 2021, the stockholders of the Corporation approved the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, awards may be granted to employees and non-employee directors as stock options, restricted stock awards or RSUs, with a one year minimum vesting period for at least 95% of the awards granted. The Corporation has 750,000 shares of common stock reserved for awards under the 2021 Plan, plus 23,167 shares that remained available for grant as full value restricted stock units or restricted stock awards under the 2014 Equity Incentive Plan (“2014 Plan”). RSUs granted under the 2014 Plan that expire or are forfeited after April 20, 2021 will be added to the number of shares of common stock reserved for issuance of awards under the 2021 Plan. No further awards will be made under the 2014 Plan.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2021:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$344,634	$—	$343,306	$1,328
Pass-through mortgage securities	223,996	—	223,996	—
Collateralized mortgage obligations	119,219	—	119,219	—
Corporate bonds	118,349	—	118,349	—
	$806,198	$—	$804,870	$1,328
Financial Liabilities:
Derivative - interest rate swaps	$2,785	$—	$2,785	$—

December 31, 2020:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$364,211	$—	$362,776	$1,435
Pass-through mortgage securities	131,720	—	131,720	—
Collateralized mortgage obligations	53,711	—	53,711	—
Corporate bonds	113,080	—	113,080	—
	$662,722	$—	$661,287	$1,435
Financial Liabilities:
Derivative - interest rate swaps	$5,285	$—	$5,285	$—

State and municipal available-for-sale securities measured using Level 3 inputs. The Bank held six non-rated bond anticipation notes with a book value of $1.3 million at June 30, 2021. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at June 30, 2021.

There were no assets measured at fair value on a nonrecurring basis at June 30, 2021 or December 31, 2020.

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

	Level of	June 30, 2021		December 31, 2020
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$191,002	$191,002	$211,182	$211,182
Loans	Level 3	2,922,437	2,904,931	3,000,417	2,998,325
Restricted stock	Level 1	19,901	19,901	20,814	20,814

Financial Liabilities:
Checking deposits	Level 1	1,318,941	1,318,941	1,208,073	1,208,073
Savings, NOW and money market deposits	Level 1	1,833,590	1,833,590	1,679,161	1,679,161
Time deposits	Level 2	231,042	237,781	434,354	444,155
Short-term borrowings	Level 1	55,000	55,000	60,095	60,095
Long-term debt	Level 2	226,002	231,176	246,002	253,617

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

The Bank entered into an interest rate swap with a notional amount totaling $50 million on January 17, 2019, which was designated as a cash flow hedge of certain Federal Home Loan Bank (“FHLB”) advances included in short term borrowings on the consolidated balance sheet. The swap was determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swap is recorded in other liabilities, with changes in fair value net of related income taxes recorded in OCI. The amount included in accumulated OCI would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap.

On May 22, 2021 a second interest rate swap with a notional amount totaling $150 million expired and the Bank paid off $150 million of brokered certificates of deposit (“CDs”) used in the cash flow hedge.

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	June 30, 2021	December 31, 2020
Notional amount	$50 million	$200 million
Weighted average fixed pay rate	2.62%	2.83%
Weighted average 3-month LIBOR receive rate	0.19%	0.22%
Weighted average maturity	2.55 Years	1.06 Years

Interest expense recorded on the swap transactions, which totaled $2.2 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable-rate liabilities. During the six months ended June 30, 2021, the Corporation had $2.2 million of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $856,000 will be reclassified as an increase to interest expense.

The following table presents the net losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Interest rate contracts:
Amount of gain (loss) recognized in OCI (effective portion)	$267	$(4,768)	$(33)	$(494)
Amount of loss reclassified from OCI to interest expense	2,233	1,366	919	856
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—	—

The following table reflects the amounts relating to the interest rate swaps included in the consolidated balance sheets at the periods indicated.

	June 30, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$2,785		$—	$5,285
Interest rate swap hedging brokered CDs	$—			$150,000
Interest rate swap hedging FHLB advances	$50,000			$50,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At June 30, 2021, the Bank was in compliance with the collateral posting provisions of its counterparty. The total amount of collateral posted was approximately $3.0 million. If the Bank had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreement at the termination value.

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

Overview

Net income and earnings per share for the first six months of 2021 were $22.7 million and $.95 respectively, compared to $19.9 million and $.83, respectively, for the same period last year. Dividends per share increased 5.6%, from $.36 for the first half of 2020 to $.38 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first six months of 2021 were 1.10% and 11.09%, respectively, versus .96% and 10.34%, respectively, for the same period last year. Book value per share was $17.58 at the close of the current period, compared to $17.11 at year-end 2020.

Analysis of Earnings – Six Month Periods. Net income for the first six months of 2021 was $22.7 million, an increase of $2.7 million, or 13.8%, versus the same period last year. The increase is due to growth in net interest income of $1.7 million, or 3.4%, and noninterest income of $770,000, or 13.8%, and a decline in the provision for credit losses of $4.1 million. These items were partially offset by increases in noninterest expense of $1.8 million, or 5.8%, and income tax expense of $2.1 million.

The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits of $271.9 million and a decline in average interest-bearing liabilities of $279.1 million resulted in average checking deposits comprising a larger portion of total funding. The increase is also attributable to higher income from SBA PPP loans of $3.0 million. Net interest income for the six months of 2021 also benefited by approximately $450,000 from the maturity of a $150 million interest rate swap in May 2021 with a cost of funds of 2.85%.

Partially offsetting the favorable impact on net interest income was a decline in the average balance of loans of $161.9 million. Also exerting downward pressure on net interest income were current market yields on securities and loans being lower than the runoff yields on both portfolios. The average yield on interest-earning assets declined 36 basis points (“bps”) from 3.52% for the first six months of 2020 to 3.16% for the current six-month period. Management substantially offset the negative impact of declining asset yields on net interest income through reductions in non-maturity and time deposit rates. The average cost of interest-bearing liabilities declined 54 bps from 1.30% for the first six months of 2020 to .76% for the current six-month period.

Net interest margin for the first six months of 2021 was 2.70% versus 2.63% for the 2020 period. Income from PPP loans improved net interest margin for the first six-months of 2021 by 9 bps. As of June 30, 2021, the Bank had $97.6 million of outstanding PPP loans with unearned fees of $3.3 million. We expect substantially all outstanding PPP loans to payoff by the end of 2021. In the current interest rate environment, the Bank will be unable to replace the yield being earned on PPP loans putting downward pressure on the net interest margin in 2022.

The mortgage loan pipeline was $74 million at June 30, 2021. Sluggish loan demand and competition for loans among banks and other lenders continues to put pressure on the pipeline and originations. Comparing June 30, 2020 to June 30, 2021, the expansion of our lending teams helped grow commercial mortgages by $127.7 million. Commercial and industrial available lines of credit have increased. However, line utilization is near historic low levels, resulting in a decrease in commercial and industrial loans outstanding. We believe the economic impact of the pandemic and the stimulus packages passed by Congress contributed not only to the unusually high level of cash on our balance sheet, but also to decreased loan originations and lower levels of outstanding balances on existing credit lines.

The increase in noninterest income, net of gains on sales of securities, of $164,000 is primarily attributable to increases in the non-service cost components of the Bank’s defined benefit pension plan and fees from debit and credit cards. These items were partially offset by decreases in investment services income and service charges on deposit accounts. Revenue from assets under management fell as the shift to an outside service provider resulted in the loss of some relationships. Assets under management will likely decline further as the Bank transitions from its legacy trust and investment businesses to a single platform with LPL Financial. The decrease in service charges on deposit accounts is mainly attributable to the pandemic which has negatively affected most categories of fee income.

The provision for credit losses decreased $4.1 million when comparing the six-month periods from a provision of $2.5 million in the 2020 period to a credit of $1.6 million in the 2021 period. The credit provision for the current period was mainly due to improvements in economic conditions, asset quality and other portfolio metrics, and a decline in outstanding mortgage loans, partially offset by net chargeoffs of $460,000. The net chargeoffs were mainly the result of sales of three commercial mortgages in the first quarter.

The increase in noninterest expense of $1.8 million was primarily due to an increase in salaries and employee benefits related to staffing our new Riverhead Branch, building our lending and credit teams and normal salary adjustments. Also contributing to the increase was higher FDIC insurance expense due to an assessment credit in 2020, increased marketing expense and the cost of facilities maintenance.

Income tax expense increased $2.1 million due to an increase in pre-tax earnings in the current six-month period as compared to the 2020 period and an increase in the effective tax rate to 20.6% from 16.1% when comparing the first six months of 2021 and 2020. The increase in the effective tax rate is mainly due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and bank-owned life insurance in 2021. Additionally, a change in New York State (“NYS”) tax law to implement a capital tax in the second quarter of 2021 increased the second quarter provision.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was 1.05% at June 30, 2021 as compared to 1.09% at December 31, 2020. Excluding PPP loans, the reserve coverage ratio was 1.08% and 1.13%, respectively. The decrease in the reserve coverage ratio was mainly due to improvements in economic conditions, asset quality and other portfolio metrics. Nonaccrual loans, TDRs and loans past due 30 through 89 days remain at low levels.

Key Initiatives and Challenges We Face. As the economy recovers from the pandemic, we remain optimistic that the Bank’s strategic initiatives will support the expansion and profitability of our relationship banking business. Such initiatives include updated branding, a custom designed website, expanded geographic footprint of the branch network eastward into Riverhead and East Hampton, N.Y. and recruitment of additional seasoned branch, lending and credit professionals. Renovations at our leased space at 275 Broadhollow Road in Melville, N.Y. for a state-of-the-art branch and needed office space are expected to be completed in early 2022. We continually assess our branch network for efficiencies while remaining cognizant of our customers’ branch banking needs. During the pandemic we experienced a notable increase in use of our mobile deposit functionality as well as our cash management offerings.

Low interest rates continue to exert pressure on operating results and growth. Current lending and investing rates are below the rates earned on loan and securities repayments. The net spread on securities purchased is significantly below the Bank’s current net interest margin, and the net spread on new lending is near or below current margin. Continued increases in the cost of cybersecurity, and regulatory expectations in areas such as environmental, social and governance present additional challenges.

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

	Six Months Ended June 30,
	2021			2020
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate

Assets:
Interest-earning bank balances	$184,641	$96.10%		$91,821	$120.26%
Investment securities:
Taxable	445,712	3,982	1.79	344,932	6,629	3.84
Nontaxable (1)	357,924	5,648	3.16	375,326	6,412	3.42
Loans (1)	3,008,594	53,459	3.55	3,170,449	56,891	3.59
Total interest-earning assets	3,996,871	63,185	3.16	3,982,528	70,052	3.52
Allowance for credit losses	(32,256)			(33,115)
Net interest-earning assets	3,964,615			3,949,413
Cash and due from banks	34,228			32,925
Premises and equipment, net	38,399			39,814
Other assets	133,715			134,421
	$4,170,957			$4,156,573
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,786,527	2,260.26		$1,704,484	6,639.78
Time deposits	371,919	3,897	2.11	503,364	5,928	2.37
Total interest-bearing deposits	2,158,446	6,157.58		2,207,848	12,567	1.14
Short-term borrowings	56,813	700	2.48	92,235	885	1.93
Long-term debt	229,593	2,311	2.03	423,846	4,157	1.97
Total interest-bearing liabilities	2,444,852	9,168.76		2,723,929	17,609	1.30
Checking deposits	1,285,761			1,013,832
Other liabilities	28,509			31,819
	3,759,122			3,769,580
Stockholders' equity	411,835			386,993
	$4,170,957			$4,156,573

Net interest income (1)		$54,017			$52,443
Net interest spread (1)			2.40%			2.22%
Net interest margin (1)			2.70%			2.63%

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

	Six Months Ended June 30,
	2021 Versus 2020
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$75	$(99)	$(24)
Investment securities:
Taxable	1,571	(4,218)	(2,647)
Nontaxable	(289)	(475)	(764)
Loans	(2,880)	(552)	(3,432)
Total interest income	(1,523)	(5,344)	(6,867)
Interest Expense:
Savings, NOW & money market deposits	288	(4,667)	(4,379)
Time deposits	(1,431)	(600)	(2,031)
Short-term borrowings	(396)	211	(185)
Long-term debt	(1,953)	107	(1,846)
Total interest expense	(3,492)	(4,949)	(8,441)
Increase (decrease) in net interest income	$1,969	$(395)	$1,574

Net Interest Income

Net interest income on a tax-equivalent basis for the six months ended June 30, 2021 was $54.0 million, an increase of $1.6 million, or 3.0%, from $52.4 million for the same period of 2020. The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits of $271.9 million, or 26.8%, and a decline in average interest-bearing liabilities of $279.1 million, or 10.2%, resulted in average checking deposits comprising a larger portion of total funding. The increase is also attributable to higher income from SBA PPP loans of $3.0 million. PPP income for the 2021 period was $3.9 million driven by an average balance of $155.2 million and a weighted average yield earned of 5.0%. Net interest income for the six months of 2021 also benefited by approximately $450,000 from the maturity of a $150 million interest rate swap in May 2021 with a cost of funds of 2.85%. The Bank used excess cash to repay the interest rate swap.

Partially offsetting the favorable impact on net interest income was a decline in the average balance of loans of $161.9 million, or 5.1%. Also exerting downward pressure on net interest income were current market yields on securities and loans being lower than the runoff yields on both portfolios. The average yield on interest-earning assets declined 36 bps from 3.52% for the first six months of 2020 to 3.16% for the current six-month period. Management substantially offset the negative impact of declining asset yields on net interest income through reductions in non-maturity and time deposit rates. The average cost of interest-bearing liabilities declined 54 bps from 1.30% for the first six months of 2020 to .76% for the current six-month period.

Net interest margin for the first six months of 2021 was 2.70% versus 2.63% for the same period in 2020. Income on PPP loans improved net interest margin for the first six months of 2021 by 9 bps. As of June 30, 2021, the Bank had $97.6 million of outstanding PPP loans with unearned fees of $3.3 million. We expect substantially all outstanding PPP loans to payoff by the end of 2021. In the current interest rate environment, the Bank will be unable to replace the yield being earned on PPP loans putting downward pressure on the net interest margin in 2022.

The mortgage loan pipeline was $74 million at June 30, 2021. Sluggish loan demand and competition for loans among banks and other lenders continues to put pressure on the pipeline and originations. Comparing June 30, 2020 to June 30, 2021, the expansion of our lending teams helped grow commercial mortgages by $127.7 million. Commercial and industrial available lines of credit have increased. However, line utilization is near historic low levels, resulting in a decrease in commercial and industrial loans outstanding. We believe the economic impact of the pandemic and the stimulus packages passed by Congress contributed not only to the unusually high level of cash on our balance sheet, but also to decreased loan originations and lower levels of outstanding balances on existing credit lines.

Noninterest Income

Noninterest income includes service charges on deposit accounts, investment services income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The increase in noninterest income, net of gains on sales of securities, of $164,000 is primarily attributable to increases in the non-service cost components of the Bank’s defined benefit pension plan of $275,000 and fees from debit and credit cards of $242,000. These items were partially offset by decreases in investment services income of $276,000 and service charges on deposit accounts of $188,000. Revenue from assets under management fell as the shift to an outside service provider resulted in the loss of some relationships. Assets under management will likely decline further as the Bank transitions from its legacy trust and investment businesses to a single platform with LPL Financial. The decrease in service charges on deposit accounts is mainly attributable to the pandemic which has negatively affected most categories of fee income.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

The increase in noninterest expense of $1.8 million was primarily due to an increase of $1.0 million in salaries and employee benefits related to staffing our new Riverhead Branch, building our lending and credit teams and normal salary adjustments. Also contributing to the increase was higher FDIC insurance expense due to an assessment credit of $390,000 in 2020, increased marketing expense of $142,000 and the cost of facilities maintenance.

Income Taxes

Income tax expense increased $2.1 million due to an increase in pre-tax earnings in the current six-month period as compared to the 2020 period and an increase in the effective tax rate to 20.6% from 16.1% when comparing the first six months of 2021 and 2020. The increase in the effective tax rate is mainly due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and bank-owned life insurance in 2021. Additionally, a change in NYS tax law to implement a capital tax in the second quarter of 2021 increased the second quarter provision by approximately $400,000.

Results of Operations – Second Quarter 2021 Versus Second Quarter 2020

Net income for the second quarter of 2021 increased $629,000, or 5.8%, from $10.8 million earned in the same quarter of last year. The increase is mainly attributable to an increase in net interest income of $818,000 and a decline in the provision for credit losses of $715,000, partially offset by an increase in income tax expense of $991,000. The variances in each of these items occurred for substantially the same reasons discussed above with respect to the six-month periods.

Critical Accounting Policies and Estimates

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

	June 30,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans:
Troubled debt restructurings	$—	$494
Other	260	628
Total nonaccrual loans	260	1,122
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	—
Total nonperforming assets	260	1,122
Troubled debt restructurings - performing	570	815
Total risk elements	$830	$1,937

Nonaccrual loans as a percentage of total loans	.01%	.04%
Nonperforming assets as a percentage of total loans and other real estate owned	.01%	.04%
Risk elements as a percentage of total loans and other real estate owned	.03%	.06%

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

The ACL decreased $2.1 million during the first six months of 2021, amounting to $31.0 million, or 1.05% of total loans, at June 30, 2021 compared to $33.0 million, or 1.09% of total loans, at December 31, 2020. Excluding SBA PPP loans, the reserve coverage ratio was 1.08% and 1.13% at June 30, 2021 and December 31, 2020, respectively. During the first half of 2021, the Bank had loan chargeoffs of $723,000, recoveries of $263,000 and recorded a credit provision for credit losses of $1.6 million. During the first half of 2020, the Bank had loan chargeoffs of $837,000, recoveries of $261,000 and recorded a provision for credit losses of $2.5 million. The credit provision in the current period was mainly due to improvements in economic conditions, asset quality and other portfolio metrics and a decline in outstanding residential mortgage loans, partially offset by net chargeoffs. The provision in the 2020 period was mainly attributable to the pandemic.

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

The amount of future chargeoffs and provisions for credit losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 94% of the Bank’s total loans outstanding at June 30, 2021. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the NYC metropolitan area has improved since the pandemic lows of 2020, the pace of the recovery remains uncertain. These challenges may result in higher past due and nonaccrual loans, TDRs and credit losses.

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

The Corporation’s cash and cash equivalent position at June 30, 2021 was $191.0 million, down from $211.2 million at December 31, 2020. The decrease occurred primarily because cash used to repay borrowings, purchase securities, repurchase common stock and pay cash dividends exceeded cash provided by deposit growth, paydowns or repayments of securities and loans and operations.

Securities increased $143.5 million during the first six months of 2021, from $662.7 million at year-end 2020 to $806.2 million at June 30, 2021. The increase is primarily attributable to purchases of $268.0 million, partially offset by sales of $54.2 million and maturities and redemptions of $65.6 million.

During the first half of 2021, total deposits grew $62.0 million, or 1.9%, to $3.4 billion at June 30, 2021. The increase was attributable to growth in checking deposits of $110.9 million and savings, NOW and money market deposits of $154.4 million, partially offset by decreases in time deposits of $203.3 million. The decrease in time deposits includes the maturity of $150.0 million in brokered CDs used to hedge an interest rate swap which expired in May 2021.

On November 28, 2021, corporate bonds with a current fair value of $31.7 million and a weighted average fixed rate of 5.10% will convert to a floating rate. At current rates, the weighted average floating rate would be 1.47% and would reduce net interest income in the fourth quarter by approximately $105,000. On a full quarter basis, the impact to net interest income would be approximately $293,000.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale. At June 30, 2021, the Bank had approximately $271.4 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had a borrowing capacity of approximately $1.8 billion at June 30, 2021.

Capital

Stockholders’ equity was $416.6 million at June 30, 2021 versus $407.1 million at December 31, 2020. The increase was mainly due to net income of $22.7 million, partially offset by cash dividends declared of $9.0 million and common stock repurchases of $4.1 million.

The Corporation and the Bank have elected to adopt the community bank leverage ratio (“CBLR”) framework, which requires a leverage ratio of greater than 9.00%. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of both the Corporation and the Bank at June 30, 2021 were 9.82%, and considered to have met the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

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

The Corporation has a stock repurchase program under which it is authorized to purchase up to $65 million in shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During the first half of 2021, the Corporation repurchased 200,420 shares of its common stock at a total cost of $4.1 million. Total repurchases completed since the commencement of the program in 2018 amount to 2,341,020 shares at a cost of $51.7 million. We expect to continue repurchases during 2021.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at June 30, 2021 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending June 30, 2022 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.1 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending June 30, 2022 and calculations of EVE at June 30, 2021 assuming rate changes of plus 100, 200 and 300 bps and minus 100 bps. The rate change scenarios were selected based on current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at June 30, 2021		Year Ending June 30, 2022
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$613,419	-7.4%	$98,721	-4.2%
+ 200 basis point rate shock	637,600	-3.8%	100,561	-2.4%
+ 100 basis point rate shock	660,018	-0.4%	102,241	-0.8%
Base case (no rate change)	662,665	—	103,030	—
- 100 basis point rate shock	580,035	-12.5%	97,893	-5.0%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ending June 30, 2022 because the Bank would need to increase the rates paid on its nonmaturity deposits in order to remain competitive. Unlike nonmaturity deposits and short-term borrowings, the Bank’s securities and almost all of its loans are not subject to immediate repricing with changes in market rates. An immediate decrease in interest rates of 100 bps could also negatively impact the Bank’s net interest income and EVE for the same period due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the second quarter of 2021 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
April 2021	—	—	—	$15,353,793
May 2021	92,533	$22.695	92,533	$13,253,794
June 2021	—	—	—	$13,253,794
Total	92,533	$22.695	92,533

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
10.1

The First of Long Island Corporation 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 12, 2021 (File No. 001-32964))

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 4, 2021	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
William Aprigliano, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)