Form 10-Q
period 2021-09-30
FIRST OF LONG ISLAND CORP
filed 2021-11-03
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of October 31, 2021, the registrant had 23,617,494 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2021	2020
Assets:
Cash and cash equivalents	$259,066	$211,182
Investment securities available-for-sale, at fair value	775,747	662,722

Loans:
Commercial and industrial	67,379	100,015
SBA Paycheck Protection Program	65,505	139,487
Secured by real estate:
Commercial mortgages	1,506,382	1,421,071
Residential mortgages	1,215,395	1,316,727
Home equity lines	46,072	54,005
Consumer and other	680	2,149
	2,901,413	3,033,454
Allowance for credit losses	(29,516)	(33,037)
	2,871,897	3,000,417

Restricted stock, at cost	19,935	20,814
Bank premises and equipment, net	37,768	38,830
Right-of-use asset - operating leases	9,903	12,212
Bank-owned life insurance	87,202	85,432
Pension plan assets, net	20,356	20,109
Deferred income tax benefit	1,462	1,375
Other assets	13,520	16,048
	$4,096,856	$4,069,141
Liabilities:
Deposits:
Checking	$1,393,555	$1,208,073
Savings, NOW and money market	1,748,048	1,679,161
Time	229,943	434,354
	3,371,546	3,321,588

Short-term borrowings	50,000	60,095
Long-term debt	226,002	246,002
Operating lease liability	11,462	13,046
Accrued expenses and other liabilities	17,963	21,292
	3,676,973	3,662,023
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,606,212 and 23,790,589 shares	2,361	2,379
Surplus	101,197	105,547
Retained earnings	315,957	295,622
	419,515	403,548
Accumulated other comprehensive income, net of tax	368	3,570
	419,883	407,118
	$4,096,856	$4,069,141

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income:
Loans	$79,431	$83,349	$25,975	$26,461
Investment securities:
Taxable	6,269	9,972	2,191	3,223
Nontaxable	6,535	7,520	2,073	2,454
	92,235	100,841	30,239	32,138
Interest expense:
Savings, NOW and money market deposits	3,451	7,946	1,191	1,307
Time deposits	4,818	8,487	921	2,559
Short-term borrowings	1,062	1,219	362	334
Long-term debt	3,468	6,177	1,157	2,020
	12,799	23,829	3,631	6,220
Net interest income	79,436	77,012	26,608	25,918
Provision (credit) for credit losses	(3,058)	2,450	(1,449)	—
Net interest income after provision (credit) for credit losses	82,494	74,562	28,057	25,918

Noninterest income:
Investment services income	1,034	1,620	243	553
Service charges on deposit accounts	2,170	2,267	752	661
Net gains on sales of securities	606	2,556	—	2,556
Other	5,404	4,502	1,860	1,586
	9,214	10,945	2,855	5,356
Noninterest expense:
Salaries and employee benefits	29,663	28,278	9,748	9,365
Occupancy and equipment	10,446	9,324	4,102	3,191
Debt extinguishment	—	2,559	—	2,559
Other	8,910	8,496	2,891	3,024
	49,019	48,657	16,741	18,139
Income before income taxes	42,689	36,850	14,171	13,135

Income tax expense	8,612	6,176	2,749	2,368
Net income	$34,077	$30,674	$11,422	$10,767

Weighted average:
Common shares	23,720,578	23,867,726	23,646,172	23,860,764
Dilutive stock options and restricted stock units	97,291	38,678	112,074	37,773
	23,817,869	23,906,404	23,758,246	23,898,537
Earnings per share:
Basic	$1.44	$1.29	$0.48	$0.45
Diluted	1.43	1.28	0.48	0.45

Cash dividends declared per share	0.58	0.55	0.20	0.19

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income	$34,077	$30,674	$11,422	$10,767
Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities	(7,345)	77	(3,225)	485
Change in net unrealized loss on derivative instruments	2,815	(2,152)	315	1,250
Other comprehensive income (loss) before income taxes	(4,530)	(2,075)	(2,910)	1,735
Income tax benefit	(1,328)	(621)	(896)	521
Other comprehensive income (loss)	(3,202)	(1,454)	(2,014)	1,214
Comprehensive income	$30,875	$29,220	$9,408	$11,981

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2021
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	23,790,589	$2,379	$105,547	$295,622	$3,570	$407,118
Net income				11,267		11,267
Other comprehensive loss					(4,395)	(4,395)
Repurchase of common stock	(107,887)	(11)	(1,989)			(2,000)
Shares withheld upon the vesting
and conversion of RSUs	(16,918)	(2)	(318)			(320)
Common stock issued under
stock compensation plans	94,627	10	152			162
Common stock issued under
dividend reinvestment and
stock purchase plan	22,341	2	416			418
Stock-based compensation			390			390
Cash dividends declared				(4,518)		(4,518)
Balance, March 31, 2021	23,782,752	2,378	104,198	302,371	(825)	408,122
Net income				11,388		11,388
Other comprehensive income					3,207	3,207
Repurchase of common stock	(92,533)	(9)	(2,091)			(2,100)
Shares withheld upon the vesting
and conversion of RSUs	(1,431)		(31)			(31)
Common stock issued under
stock compensation plans	6,229	1	35			36
Stock-based compensation			525			525
Cash dividends declared				(4,503)		(4,503)
Balance, June 30, 2021	23,695,017	2,370	102,636	309,256	2,382	416,644
Net income				11,422		11,422
Other comprehensive loss					(2,014)	(2,014)
Repurchase of common stock	(100,845)	(10)	(2,190)			(2,200)
Shares withheld upon the vesting
and conversion of RSUs	(133)		(3)			(3)
Common stock issued under
stock compensation plans	2,207		37			37
Common stock issued under
dividend reinvestment and
stock purchase plan	9,966	1	203			204
Stock-based compensation			514			514
Cash dividends declared				(4,721)		(4,721)
Balance, September 30, 2021	23,606,212	$2,361	$101,197	$315,957	$368	$419,883

See notes to unaudited consolidated financial statements

	Nine Months Ended September 30, 2020
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	23,934,632	$2,393	$111,744	$274,376	$595	$389,108
Effect of adopting ASU 2016-13				(2,325)		(2,325)
Balance at January 1, 2020 as adjusted
for change in accounting principle	23,934,632	2,393	111,744	272,051	595	386,783
Net income				9,148		9,148
Other comprehensive loss					(8,836)	(8,836)
Repurchase of common stock	(261,700)	(26)	(5,911)			(5,937)
Shares withheld upon the vesting
and conversion of RSUs	(66,142)	(6)	(1,521)			(1,527)
Common stock issued under
stock compensation plans	178,373	18	205			223
Common stock issued under
dividend reinvestment and
stock purchase plan	21,738	2	388			390
Stock-based compensation			251			251
Cash dividends declared				(4,286)		(4,286)
Balance, March 31, 2020	23,806,901	2,381	105,156	276,913	(8,241)	376,209
Net income				10,759		10,759
Other comprehensive income					6,168	6,168
Common stock issued under
stock compensation plans	41,725	4	32			36
Stock-based compensation			859			859
Cash dividends declared				(4,293)		(4,293)
Balance, June 30, 2020	23,848,626	2,385	106,047	283,379	(2,073)	389,738
Net income				10,767		10,767
Other comprehensive income					1,214	1,214
Common stock issued under
stock compensation plans	2,082		31			31
Common stock issued under
dividend reinvestment and
stock purchase plan	14,132	1	202			203
Stock-based compensation			315			315
Cash dividends declared				(4,534)		(4,534)
Balance, September 30, 2020	23,864,840	$2,386	$106,595	$289,612	$(859)	$397,734

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$34,077	$30,674
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(3,058)	2,450
Provision (credit) for deferred income taxes	1,241	(1,458)
Depreciation and amortization of premises and equipment	3,336	3,141
Amortization of right-of-use asset - operating leases	1,558	1,635
Premium amortization on investment securities, net	1,685	1,182
Net gains on sales of securities	(606)	(2,556)
Stock-based compensation expense	1,429	1,425
Accretion of cash surrender value on bank-owned life insurance	(1,770)	(1,731)
Pension credit	(247)	(197)
Decrease in other liabilities	(2,301)	(5,005)
Other decreases (increases) in assets	3,434	(2,713)
Net cash provided by operating activities	38,778	26,847
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	54,192	64,453
Proceeds from maturities and redemptions	93,162	109,354
Purchases	(268,803)	(120,918)
Net decrease in loans	131,578	150,296
Net decrease in restricted stock	879	8,870
Purchases of premises and equipment, net	(2,327)	(1,815)
Net cash provided by investing activities	8,681	210,240
Cash Flows From Financing Activities:
Net increase in deposits	49,958	104,830
Net decrease in short-term borrowings	(10,095)	(133,002)
Proceeds from long-term debt	—	120,000
Repayment of long-term debt	(20,000)	(184,470)
Proceeds from issuance of common stock, net of shares withheld	401	(738)
Repurchase of common stock	(6,300)	(5,937)
Cash dividends paid	(13,539)	(12,886)
Net cash provided by (used in) financing activities	425	(112,203)
Net increase in cash and cash equivalents	47,884	124,884
Cash and cash equivalents, beginning of year	211,182	38,968
Cash and cash equivalents, end of period	$259,066	$163,852
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$13,276	$24,109
Income taxes	8,411	7,432
Operating cash flows from operating leases	1,856	2,019
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	423
Cash dividends payable	4,721	4,534

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

The consolidated financial information included herein as of and for the periods ended September 30, 2021 and 2020 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2020 consolidated balance sheet was derived from the Corporation's December 31, 2020 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The components of OCI and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Change in net unrealized holding gains (losses)
on available-for-sale securities:
Change arising during the period	$(6,739)	$2,633	$(3,225)	$3,041
Reclassification adjustment for gains included in net income (1)	(606)	(2,556)	—	(2,556)
	(7,345)	77	(3,225)	485
Tax effect	(2,151)	25	(993)	146
	(5,194)	52	(2,232)	339
Change in unrealized loss on derivative instruments:
Amount of gain (loss) during the period	266	(4,788)	(1)	(20)
Reclassification adjustment for net interest expense
included in net income (2)	2,549	2,636	316	1,270
	2,815	(2,152)	315	1,250
Tax effect	823	(646)	97	375
	1,992	(1,506)	218	875
Other comprehensive income (loss)	$(3,202)	$(1,454)	$(2,014)	$1,214

(1) Represents net realized gains arising from the sale of available-for-sale securities. These net gains are included in the consolidated statements of income in the line item “Net gains on sales of securities.”

(2) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated OCI, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/20	Change	9/30/21
Unrealized holding gains on available-for-sale securities	$9,425	$(5,194)	$4,231
Unrealized actuarial loss on pension plan	(2,153)	—	(2,153)
Unrealized loss on derivative instruments	(3,702)	1,992	(1,710)
Accumulated other comprehensive income, net of tax	$3,570	$(3,202)	$368

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s investment securities, all of which were available-for-sale. There was no allowance for credit losses associated with the investment securities portfolio at September 30, 2021 or December 31, 2020.

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$319,649	$11,670	$(556)	$330,763
Pass-through mortgage securities	215,793	1,139	(4,170)	212,762
Collateralized mortgage obligations	115,194	134	(1,890)	113,438
Corporate bonds	119,000	90	(306)	118,784
	$769,636	$13,033	$(6,922)	$775,747

	December 31, 2020
State and municipals	$348,260	$15,951	$—	$364,211
Pass-through mortgage securities	128,843	2,881	(4)	131,720
Collateralized mortgage obligations	53,163	599	(51)	53,711
Corporate bonds	119,000	—	(5,920)	113,080
	$649,266	$19,431	$(5,975)	$662,722

At September 30, 2021 and December 31, 2020, investment securities with a carrying value of $336.3 million and $380.7 million, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2021 and December 31, 2020.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2021
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$21,749	$(556)	$—	$—	$21,749	$(556)
Pass-through mortgage securities	184,447	(4,170)	—	—	184,447	(4,170)
Collateralized mortgage obligations	105,821	(1,890)	—	—	105,821	(1,890)
Corporate bonds	—	—	30,694	(306)	30,694	(306)
Total temporarily impaired	$312,017	$(6,616)	$30,694	$(306)	$342,711	$(6,922)

	December 31, 2020
Pass-through mortgage securities	$1,871	$(4)	$—	$—	$1,871	$(4)
Collateralized mortgage obligations	24,970	(51)	—	—	24,970	(51)
Corporate bonds	—	—	113,080	(5,920)	113,080	(5,920)
Total temporarily impaired	$26,841	$(55)	$113,080	$(5,920)	$139,921	$(5,975)

State and Municipals

At September 30, 2021, approximately $21.7 million of state and municipal bonds had an unrealized loss of $556,000. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The decline in value is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At September 30, 2021, approximately $184.4 million of pass-through mortgage security had an unrealized loss of $4.2 million. These securities were issued by U.S. government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At September 30, 2021, approximately $105.8 million of collateralized mortgage obligations had an unrealized loss of $1.9 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At September 30, 2021, approximately $30.7 million of the corporate bonds had an unrealized loss of $306,000. The Bank’s corporate bond portfolio represents senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo and mature in 2028. Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The improvement in the unrealized loss during the quarter is attributable to a tightening in credit spreads and an increase in long-term interest rates. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at September 30, 2021.

Sales of Available-for-Sale Securities. Sales of available-for-sale securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Proceeds	$54,192	$64,453	$—	$64,453

Gains	$622	$2,556	$—	$2,556
Losses	(16)	—	—	—
Net gain	$606	$2,556	$—	$2,556

Income tax expense related to the net realized gains for the nine months ended September 30, 2021 was $187,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, and corporate bonds at September 30, 2021 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$4,107	$4,121
After 1 through 5 years	81,416	83,688
After 5 through 10 years	219,168	222,761
After 10 years	133,958	138,977
Mortgage-backed securities	330,987	326,200
	$769,636	$775,747

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$67,379	$100,015
SBA PPP	65,505	139,487
Commercial mortgages:
Multifamily	771,801	776,976
Other	584,199	513,176
Owner-occupied	150,382	130,919
Residential mortgages:
Closed end	1,215,395	1,316,727
Revolving home equity	46,072	54,005
Consumer and other	680	2,149
	$2,901,413	$3,033,454

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

The following risks reflected in the Bank’s Q-factors showed improvement in the third quarter of 2021 and, together with a decline in historical loss rates, were the key drivers in estimating the ACL at September 30, 2021:

•average growth rates in the residential mortgage and commercial and industrial loan pools,

•past due and problem loans, and

•current and forecasted economic conditions.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/2021
Commercial and industrial	$1,416	$227	$188	$(519)	$858
SBA PPP	209	—	—	(111)	98
Commercial mortgages:
Multifamily	9,474	544	—	(1,103)	7,827
Other	4,913	—	—	859	5,772
Owner-occupied	1,905	165	91	180	2,011
Residential mortgages:
Closed end	14,706	79	19	(2,205)	12,441
Revolving home equity	407	—	254	(156)	505
Consumer and other	7	1	1	(3)	4
	$33,037	$1,016	$553	$(3,058)	$29,516

(in thousands)	Balance at 7/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/2021
Commercial and industrial	$1,008	$—	$20	$(170)	$858
SBA PPP	141	—	—	(43)	98
Commercial mortgages:
Multifamily	8,613	292	—	(494)	7,827
Other	5,363	—	—	409	5,772
Owner-occupied	1,895	—	—	116	2,011
Residential mortgages:
Closed end	13,316	—	16	(891)	12,441
Revolving home equity	628	—	254	(377)	505
Consumer and other	4	1	—	1	4
	$30,968	$293	$290	$(1,449)	$29,516

(in thousands)	Balance at 1/1/2020	Impact of ASC 326 Adoption	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/2020
Commercial and industrial	$1,493	$(244)	$1,124	$295	$995	$1,415
SBA PPP	—	—	—	—	250	250
Commercial mortgages:
Multifamily	7,151	1,059	298	—	778	8,690
Other	3,498	(47)	502	1	993	3,943
Owner-occupied	921	778	—	—	(77)	1,622
Residential mortgages:
Closed end	15,698	1,356	175	2	(566)	16,315
Revolving home equity	515	(6)	33	—	78	554
Consumer and other	13	(8)	3	2	(1)	3
	$29,289	$2,888	$2,135	$300	$2,450	$32,792

(in thousands)	Balance at 7/1/2020	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/2020
Commercial and industrial	$1,593	$309	$38	$93	$1,415
SBA PPP	249	—	—	1	250
Commercial mortgages:
Multifamily	8,856	298	—	132	8,690
Other	3,860	502	1	584	3,943
Owner-occupied	1,622	—	—	—	1,622
Residential mortgages:
Closed end	17,384	156	—	(913)	16,315
Revolving home equity	482	33	—	105	554
Consumer and other	5	—	—	(2)	3
	$34,051	$1,298	$39	$—	$32,792

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	September 30, 2021
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$87	$—	$—	$—	$—	$87	$67,292	$67,379
SBA PPP	379	26	—	—	—	405	65,100	65,505
Commercial mortgages:
Multifamily	951	—	—	—	—	951	770,850	771,801
Other	—	—	—	—	—	—	584,199	584,199
Owner-occupied	—	—	—	—	—	—	150,382	150,382
Residential mortgages:
Closed end	130	—	—	—	1,235	1,365	1,214,030	1,215,395
Revolving home equity	—	—	—	—	—	—	46,072	46,072
Consumer and other	8	—	—	—	—	8	672	680
	$1,555	$26	$—	$—	$1,235	$2,816	$2,898,597	$2,901,413

	December 31, 2020
Commercial and industrial	$65	$—	$—	$—	$—	$65	$99,950	$100,015
SBA PPP	—	—	—	—	—	—	139,487	139,487
Commercial mortgages:
Multifamily	—	—	—	—	—	—	776,976	776,976
Other	—	—	—	—	—	—	513,176	513,176
Owner-occupied	—	—	—	—	494	494	130,425	130,919
Residential mortgages:
Closed end	1,357	—	—	—	261	1,618	1,315,109	1,316,727
Revolving home equity	—	—	—	—	367	367	53,638	54,005
Consumer and other	—	—	—	—	—	—	2,149	2,149
	$1,422	$—	$—	$—	$1,122	$2,544	$3,030,910	$3,033,454

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at September 30, 2021 or December 31, 2020.

Accrued interest receivable from loans totaled $8.0 million and $9.7 million at September 30, 2021 and December 31, 2020, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

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

The Bank did not modify any loans in a TDR during the first nine months of 2021 or 2020.

At September 30, 2021 and December 31, 2020, the Bank had no allowance allocated to TDRs and no commitments to lend additional amounts in connection with loans that were classified as TDRs.

There were no TDRs for which there was a payment default during the three months ended September 30, 2021 and 2020 that were modified during the 12-month period prior to default. A loan is in payment default once it is 90 days contractually past due under the modified terms.

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

	September 30, 2021
	Term Loans by Origination Year						Revolving
(in thousands)	2021	2020	2019	2018	2017	Prior	Loans (1)	Total
Commercial and industrial:
Pass	$16,160	$12,721	$7,332	$1,637	$3,405	$7,364	$17,111	$65,730
Watch	—	249	1,400	—	—	—	—	1,649
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$16,160	$12,970	$8,732	$1,637	$3,405	$7,364	$17,111	$67,379
SBA PPP:
Pass	$64,993	$512	$—	$—	$—	$—	$—	$65,505
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$64,993	$512	$—	$—	$—	$—	$—	$65,505
Commercial mortgages – multifamily:
Pass	$78,833	$40,740	$149,303	$153,626	$137,240	$204,319	$—	$764,061
Watch	—	—	—	—	—	1,269	—	1,269
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	6,471	—	—	6,471
Doubtful	—	—	—	—	—	—	—	—
	$78,833	$40,740	$149,303	$153,626	$143,711	$205,588	$—	$771,801
Commercial mortgages – other:
Pass	$100,522	$116,587	$43,777	$47,474	$45,351	$219,239	$—	$572,950
Watch	—	—	—	—	—	5,383	—	5,383
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,866	—	5,866
Doubtful	—	—	—	—	—	—	—	—
	$100,522	$116,587	$43,777	$47,474	$45,351	$230,488	$—	$584,199
Commercial mortgages – owner-occupied:
Pass	$38,943	$20,687	$36,895	$3,100	$8,778	$35,986	$—	$144,389
Watch	—	—	5,993	—	—	—	—	5,993
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$38,943	$20,687	$42,888	$3,100	$8,778	$35,986	$—	$150,382
Residential mortgages:
Pass	$131,938	$40,995	$19,122	$223,983	$284,136	$513,030	$46,072	$1,259,276
Watch	—	—	—	—	—	291	—	291
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	922	—	978	—	1,900
Doubtful	—	—	—	—	—	—	—	—
	$131,938	$40,995	$19,122	$224,905	$284,136	$514,299	$46,072	$1,261,467
Consumer and other:
Pass	$78	$2	$124	$12	$16	$327	$—	$559
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	121	121
	$78	$2	$124	$12	$16	$327	$121	$680

Total Loans	$431,467	$232,493	$263,946	$430,754	$485,397	$994,052	$63,304	$2,901,413

(1) Includes commercial and industrial and residential mortgage lines converted to term of $5.1 million and $9.5 million, respectively.

	December 31, 2020
	Term Loans by Origination Year						Revolving
(in thousands)	2020	2019	2018	2017	2016	Prior	Loans (1)	Total
Commercial and industrial:
Pass	$22,848	$8,789	$7,542	$6,033	$5,505	$19,086	$20,473	$90,276
Watch	—	1,508	—	4,000	—	1,842	—	7,350
Special Mention	48	—	65	115	—	301	—	529
Substandard	1,298	400	—	—	—	162	—	1,860
Doubtful	—	—	—	—	—	—	—	—
	$24,194	$10,697	$7,607	$10,148	$5,505	$21,391	$20,473	$100,015
SBA PPP:
Pass	$139,487	$—	$—	$—	$—	$—	$—	$139,487
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$139,487	$—	$—	$—	$—	$—	$—	$139,487
Commercial mortgages – multifamily:
Pass	$25,719	$152,142	$160,998	$152,648	$30,342	$242,527	$—	$764,376
Watch	—	—	—	3,772	2,267	—	—	6,039
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,561	—	—	—	6,561
Doubtful	—	—	—	—	—	—	—	—
	$25,719	$152,142	$160,998	$162,981	$32,609	$242,527	$—	$776,976
Commercial mortgages – other:
Pass	$117,602	$44,398	$49,873	$50,547	$105,512	$137,960	$—	$505,892
Watch	—	—	—	—	—	1,403	—	1,403
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,881	—	5,881
Doubtful	—	—	—	—	—	—	—	—
	$117,602	$44,398	$49,873	$50,547	$105,512	$145,244	$—	$513,176
Commercial mortgages – owner-occupied:
Pass	$11,444	$37,406	$8,751	$9,493	$12,388	$43,009	$—	$122,491
Watch	—	6,094	—	—	—	—	—	6,094
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,840	—	494	—	2,334
Doubtful	—	—	—	—	—	—	—	—
	$11,444	$43,500	$8,751	$11,333	$12,388	$43,503	$—	$130,919
Residential mortgages:
Pass	$38,759	$21,964	$279,329	$339,700	$253,873	$381,842	$53,223	$1,368,690
Watch	—	—	—	—	—	298	414	712
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	457	—	—	505	368	1,330
Doubtful	—	—	—	—	—	—	—	—
	$38,759	$21,964	$279,786	$339,700	$253,873	$382,645	$54,005	$1,370,732
Consumer and other:
Pass	$106	$198	$3	$25	$236	$296	$—	$864
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	229	—	—	—	—	—	229
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	1,056	1,056
	$106	$427	$3	$25	$236	$296	$1,056	$2,149

Total Loans	$357,311	$273,128	$507,018	$574,734	$410,123	$835,606	$75,534	$3,033,454

(1)Includes commercial and industrial and residential mortgage lines converted to term of $2.9 million and $10.5 million, respectively.

5 - STOCK-BASED COMPENSATION

The following tables present a summary of restricted stock units (“RSUs”) and options outstanding at September 30, 2021 and changes during the nine month period then ended. Of the 221,136 RSUs outstanding at quarter end, 70,462 are scheduled to vest during 2021.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2021	164,996	$20.95
Granted	142,313	16.06
Converted	(80,959)	21.47
Forfeited	(5,214)	17.46
Outstanding at September 30, 2021	221,136	$17.69	1.01	$4,555

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2021	11,031	$13.18
Exercised	(10,281)	12.90
Outstanding at September 30, 2021	750	$17.06	3.68	$3

As of September 30, 2021, there was $2.0 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.1 years.

2021 Equity Incentive Plan. On April 20, 2021, the stockholders of the Corporation approved the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, awards may be granted to employees and non-employee directors as stock options, restricted stock awards or RSUs, with a one year minimum vesting period for at least 95% of the awards granted. The Corporation has 750,000 shares of common stock reserved for awards under the 2021 Plan, plus 23,167 shares that remained available for grant as full value restricted stock units or restricted stock awards under the 2014 Equity Incentive Plan (“2014 Plan”). RSUs granted under the 2014 Plan that expire or are forfeited after April 20, 2021 will be added to the number of shares of common stock reserved for issuance of awards under the 2021 Plan. No further awards will be made under the 2014 Plan. At September 30, 2021, 754,696 equity awards remain available to be granted under the 2021 Plan.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2021:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$330,763	$—	$329,793	$970
Pass-through mortgage securities	212,762	—	212,762	—
Collateralized mortgage obligations	113,438	—	113,438	—
Corporate bonds	118,784	—	118,784	—
	$775,747	$—	$774,777	$970
Financial Liabilities:
Derivative - interest rate swaps	$2,470	$—	$2,470	$—

December 31, 2020:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$364,211	$—	$362,776	$1,435
Pass-through mortgage securities	131,720	—	131,720	—
Collateralized mortgage obligations	53,711	—	53,711	—
Corporate bonds	113,080	—	113,080	—
	$662,722	$—	$661,287	$1,435
Financial Liabilities:
Derivative - interest rate swaps	$5,285	$—	$5,285	$—

State and municipal available-for-sale securities measured using Level 3 inputs. The Bank held six non-rated bond anticipation notes with a book value of $1.0 million at September 30, 2021. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at September 30, 2021.

There were no assets measured at fair value on a nonrecurring basis at September 30, 2021 or December 31, 2020.

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

	Level of	September 30, 2021		December 31, 2020
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$259,066	$259,066	$211,182	$211,182
Loans	Level 3	2,871,897	2,852,674	3,000,417	2,998,325
Restricted stock	Level 1	19,935	19,935	20,814	20,814

Financial Liabilities:
Checking deposits	Level 1	1,393,555	1,393,555	1,208,073	1,208,073
Savings, NOW and money market deposits	Level 1	1,748,048	1,748,048	1,679,161	1,679,161
Time deposits	Level 2	229,943	235,810	434,354	444,155
Short-term borrowings	Level 1	50,000	50,000	60,095	60,095
Long-term debt	Level 2	226,002	230,789	246,002	253,617

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

On May 22, 2021 a second interest rate swap with a notional amount totaling $150 million expired and the Bank repaid $150 million of brokered certificates of deposit (“CDs”) used in the cash flow hedge.

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	September 30, 2021	December 31, 2020
Notional amount	$50 million	$200 million
Weighted average fixed pay rate	2.62%	2.83%
Weighted average 3-month LIBOR receive rate	0.14%	0.22%
Weighted average maturity	2.30 Years	1.06 Years

Interest expense recorded on the swap transactions, which totaled $2.5 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable-rate liabilities. During the nine months ended September 30, 2021, the Corporation had $2.5 million of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $859,000 will be reclassified as an increase to interest expense.

The following table presents the net losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Interest rate contracts:
Amount of gain (loss) recognized in OCI (effective portion)	$266	$(4,788)	$(1)	$(20)
Amount of loss reclassified from OCI to interest expense	2,549	2,636	316	1,270
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—	—

The following table reflects the amounts relating to the interest rate swaps included in the consolidated balance sheets at the periods indicated.

	September 30, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$2,470		$—	$5,285
Interest rate swap hedging brokered CDs	$—			$150,000
Interest rate swap hedging FHLB advances	$50,000			$50,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At September 30, 2021, the Bank was in compliance with the collateral posting provisions of its counterparty. The total amount of collateral posted was approximately $2.8 million. If the Bank had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreement at the termination value.

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

Overview

Net income and earnings per share for the first nine months of 2021 were $34.1 million and $1.43 respectively, compared to $30.7 million and $1.28, respectively, for the same period last year. Dividends per share increased 5.5%, from $.55 for the first nine months of 2020 to $.58 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first nine months of 2021 were 1.09% and 10.96%, respectively, versus .98% and 10.49%, respectively, for the same period last year. Book value per share was $17.79 at the close of the current period, compared to $17.11 at year-end 2020.

Analysis of Earnings – Nine Month Periods. Net income for the first nine months of 2021 was $34.1 million, an increase of $3.4 million, or 11.1%, versus the same period last year. The increase is due to growth in net interest income of $2.4 million, or 3.1%, and noninterest income, net of gains on sales of securities, of $219,000, and a decline in the provision for credit losses of $5.5 million. These items were partially offset by increases in noninterest expense, net of debt extinguishment costs, of $2.9 million, and income tax expense of $2.4 million.

The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits of $247.9 million and a decline in average interest-bearing liabilities of $258.9 million resulted in average checking deposits comprising a larger portion of total funding. The increase is also attributable to higher income from SBA PPP loans of $3.2 million. PPP income for the 2021 period was $5.1 million driven by an average balance of $129.3 million and a weighted average yield earned of 5.3%. In addition, the repayment of a maturing interest rate swap in May 2021 lowered the cost of funds in the 2021 period by $1.5 million.

Partially offsetting the favorable impact of the above items on net interest income was a decline in the average balance of loans of $169.2 million. In addition, the current market yields on loans and investments are below the runoff yields on both portfolios, which exerts downward pressure on net interest income. The average yield on interest-earning assets declined 31 basis points (“bps”) from 3.44% for the first nine months of 2020 to 3.13% for the current nine-month period. The negative impact of declining asset yields on net interest income was substantially offset through reductions in non-maturity and time deposit rates. The average cost of interest-bearing liabilities declined 48 bps from 1.19% for the first nine months of 2020 to .71% for the current nine-month period.

Net interest margin for the first nine months of 2021 was 2.70% versus 2.64% for the 2020 period. Income from PPP loans improved net interest margin for the first nine months of 2021 by 8 bps. As of September 30, 2021, the Bank had $67.8 million of outstanding PPP loans with unearned fees of $2.3 million. We expect most of the outstanding PPP loan portfolio will be fully satisfied by March 31, 2022.

The mortgage loan pipeline was $165 million at September 30, 2021 with a weighted average rate of approximately 3.0%. Sluggish loan demand and competition among bank and non-bank lenders continues to put pressure on the pipeline and originations. The expansion of our lending teams helped grow commercial mortgages by $174.5 million since September 30, 2020 and now comprise 54.4% of total mortgages compared to 48.1% a year ago. While commercial and industrial lines of credit have increased, line utilization remains low contributing to a decrease in commercial and industrial loans outstanding. We believe the economic impact of the pandemic and the stimulus packages passed by Congress contributed to decreased loan demand, lower levels of outstanding balances on existing credit lines and the high level of cash on our balance sheet.

The increase in noninterest income, net of gains on sales of securities, of $219,000 is primarily attributable to increases in the non-service cost components of the Bank’s defined benefit pension plan and fees from debit and credit cards. These items were partially offset by a decrease in investment services income as the shift to an outside service provider resulted in less assets under management. Assets under management will likely decline further through year-end 2021 as the Bank transitions from its legacy trust and investment businesses to a single platform with LPL Financial.

The provision for credit losses decreased $5.5 million when comparing the nine-month periods from a provision of $2.5 million in the 2020 period to a credit of $3.1 million in the 2021 period. The credit provision for the current period was mainly due to improvements in economic conditions, asset quality and other portfolio metrics, and a decline in outstanding residential mortgage loans, partially offset by net chargeoffs of $463,000. The net chargeoffs were mainly the result of sales of four commercial mortgages.

The increase in noninterest expense, net of debt extinguishment costs, of $2.9 million includes charges of $1.2 million related to the previously announced closing and consolidation of eight branches as part of our branch optimization strategy. The Bank expects $2.2 million of additional closing-related expense in the fourth quarter of 2021. The increase in noninterest expense also includes higher salaries and employee benefits related to staffing our new Riverhead Branch, building our lending and credit teams, normal salary adjustments and an increase in the service cost component of the Bank’s pension plan. Also contributing to the increase was higher FDIC insurance expense due to an assessment credit in 2020.

Income tax expense increased $2.4 million due to growth in pre-tax earnings in 2021 and an increase in the effective tax rate (income tax expense as a percentage of pre-tax book income) to 20.2% for the 2021 period from 16.8% for the 2020 period. The increase in the effective tax rate is due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and bank-owned life insurance in 2021 and a change in New York State (“NYS”) tax law to implement a capital tax in the second quarter of 2021.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was 1.02% at September 30, 2021 as compared to 1.09% at December 31, 2020. Excluding PPP loans, the reserve coverage ratio was 1.04% and 1.13%, respectively. The decrease in the reserve coverage ratio was mainly due to improvements in economic conditions, asset quality and other portfolio metrics. Nonaccrual loans, TDRs and loans past due 30 through 89 days remain at low levels.

Key Initiatives and Challenges We Face. We continue focusing on the Bank’s strategic initiatives supporting the expansion and profitability of our relationship banking business. Such initiatives include new branding, an enhanced website, a branch optimization strategy that expands the geographic footprint of the branch network into eastern Long Island and recruitment of additional seasoned banking professionals. While incremental relationship-based lending and loans from third party sources have increased our loan pipeline, continued growth in lending will be dependent on increased business productivity in the economy. Management continues to focus on the areas of cybersecurity, environmental, social and governance practices.

The Bank leased office space at 275 Broadhollow Road in Melville, N.Y. to act as our new corporate headquarters and to create a state-of-the-art branch. The Bank is looking to sell some of the buildings it owns in Glen Head and move certain employees to the new location in the first half of 2022.

During the pandemic we experienced a notable increase in the use of our mobile deposit functionality as well as our cash management offerings. We continually assess our branch network for efficiencies while remaining cognizant of our customers’ branch banking needs.

During the third quarter we announced a continuation of our branch optimization strategy with the closure and consolidation of eight branches into nearby locations on November 30, 2021. The optimization of the legacy branch network supports the expansion geographically with de novo branching and the reallocation of resources to lenders and digital banking products.

Low interest rates and competition continue to exert pressure on operating results and growth. Current lending and investing market rates are below the rates earned on loan and securities repayments. The net spread on securities purchased is significantly below the Bank’s current net interest margin, and the net spread on new lending is near our current margin. If current conditions continue, we expect downward pressure on the net interest margin in 2022.

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

	Nine Months Ended September 30,
	2021			2020
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$217,501	$204.13%		$111,979	$159.19%
Investment securities:
Taxable	456,244	6,065	1.77	356,512	9,813	3.67
Nontaxable (1)	351,254	8,272	3.14	375,570	9,519	3.38
Loans (1)	2,977,583	79,435	3.56	3,146,738	83,353	3.53
Total interest-earning assets	4,002,582	93,976	3.13	3,990,799	102,844	3.44
Allowance for credit losses	(31,905)			(33,286)
Net interest-earning assets	3,970,677			3,957,513
Cash and due from banks	34,026			33,144
Premises and equipment, net	38,362			39,588
Other assets	132,527			135,351
	$4,175,592			$4,165,596
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,808,349	3,451.26		$1,687,377	7,946.63
Time deposits	324,419	4,818	1.99	486,181	8,487	2.33
Total interest-bearing deposits	2,132,768	8,269.52		2,173,558	16,433	1.01
Short-term borrowings	55,238	1,062	2.57	81,509	1,219	2.00
Long-term debt	228,383	3,468	2.03	420,255	6,177	1.96
Total interest-bearing liabilities	2,416,389	12,799.71		2,675,322	23,829	1.19
Checking deposits	1,315,768			1,067,839
Other liabilities	27,856			31,878
	3,760,013			3,775,039
Stockholders' equity	415,579			390,557
	$4,175,592			$4,165,596

Net interest income (1)		$81,177			$79,015
Net interest spread (1)			2.42%			2.25%
Net interest margin (1)			2.70%			2.64%

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

	Nine Months Ended September 30,
	2021 Versus 2020
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$112	$(67)	$45
Investment securities:
Taxable	2,247	(5,995)	(3,748)
Nontaxable	(595)	(652)	(1,247)
Loans	(4,513)	595	(3,918)
Total interest income	(2,749)	(6,119)	(8,868)
Interest Expense:
Savings, NOW & money market deposits	527	(5,022)	(4,495)
Time deposits	(2,534)	(1,135)	(3,669)
Short-term borrowings	(453)	296	(157)
Long-term debt	(2,908)	199	(2,709)
Total interest expense	(5,368)	(5,662)	(11,030)
Increase (decrease) in net interest income	$2,619	$(457)	$2,162

Net Interest Income

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2021 was $81.2 million, an increase of $2.2 million, or 2.7%, from $79.0 million for the same period of 2020. The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits of $247.9 million, or 23.2%, and a decline in average interest-bearing liabilities of $258.9 million, or 9.7%, resulted in average checking deposits comprising a larger portion of total funding. The increase is also attributable to higher income from SBA PPP loans of $3.2 million. PPP income for the 2021 period was $5.1 million driven by an average balance of $129.3 million and a weighted average yield earned of 5.3%. In addition, the repayment of a maturing interest rate swap in May 2021 lowered the cost of funds in the 2021 period by $1.5 million.

Partially offsetting the favorable impact of the above items on net interest income was a decline in the average balance of loans of $169.2 million, or 5.4%. In addition, the current market yields on loans and investments are below the runoff yields on both portfolios, which exerts downward pressure on net interest income. The average yield on interest-earning assets declined 31 bps from 3.44% for the first nine months of 2020 to 3.13% for the current nine-month period. The negative impact of declining asset yields on net interest income was substantially offset through reductions in non-maturity and time deposit rates. The average cost of interest-bearing liabilities declined 48 bps from 1.19% for the first nine months of 2020 to .71% for the current nine-month period.

Net interest margin for the first nine months of 2021 was 2.70% versus 2.64% for the 2020 period. Income on PPP loans improved net interest margin for the first nine months of 2021 by 8 bps. As of September 30, 2021, the Bank had $67.8 million of outstanding PPP loans with unearned fees of $2.3 million. We expect most of the outstanding PPP loan portfolio to be fully satisfied by March 31, 2022.

The mortgage loan pipeline was $165 million at September 30, 2021 with a weighted average rate of approximately 3.0%. Sluggish loan demand and competition among bank and non-bank lenders continue to put pressure on the pipeline and originations. The expansion of our lending teams helped grow commercial mortgages by $174.5 million since September 30, 2020 and now comprise 54.4% of total mortgages compared to 48.1% a year ago. While commercial and industrial lines of credit have increased, line utilization remains low contributing to a decrease in commercial and industrial loans outstanding. We believe the economic impact of the pandemic and the stimulus packages passed by Congress contributed to decreased loan demand, lower levels of outstanding balances on existing credit lines and the high level of cash on our balance sheet.

Noninterest Income

Noninterest income includes service charges on deposit accounts, investment services income, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The increase in noninterest income, net of gains on sales of securities, of $219,000 is primarily attributable to increases in the non-service cost components of the Bank’s defined benefit pension plan of $413,000 and fees from debit and credit cards of $417,000. These items were partially offset by a decrease in investment services income of $586,000 as the shift to an outside service provider resulted in less assets under management. Assets under management will likely decline further through year-end 2021 as the Bank transitions from its legacy trust and investment businesses to a single platform with LPL Financial.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

The increase in noninterest expense, net of debt extinguishment costs, of $2.9 million includes charges of $1.2 million related to the previously announced closing and consolidation of eight branches as part of our branch optimization strategy. The $1.2 million includes severance-related salary and benefits expense of $123,000, occupancy and equipment expense related to rent, depreciation and asset disposals of $1.1 million, and telecom contract breakage costs of $40,000. The Bank expects $2.2 million of additional closing-related expense in the fourth quarter of 2021. The increase in noninterest expense also includes higher salaries and employee benefits related to staffing our new Riverhead Branch, building our lending and credit teams, normal salary adjustments and an increase in the service cost component of the Bank’s pension plan. Also contributing to the increase was higher FDIC insurance expense due to an assessment credit in 2020.

Income Taxes

Income tax expense increased $2.4 million due to growth in pre-tax earnings in 2021 and an increase in the effective tax rate to 20.2% for the 2021 period from 16.8% for the 2020 period. The increase in the effective tax rate is due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and bank-owned life insurance in 2021 and a change in NYS tax law to implement a capital tax in the second quarter of 2021.

Results of Operations – Third Quarter 2021 Versus Third Quarter 2020

Net income for the third quarter of 2021 of $11.4 million increased $655,000, or 6.1%, from $10.8 million earned in the same quarter of last year. The increase is mainly attributable to an increase in net interest income of $690,000 and a credit provision of $1.4 million in the 2021 period. Partially offsetting these items were increases in noninterest expense, net of debt extinguishment costs, of $1.2 million and income tax expense of $381,000. Net interest margin of 2.71% for the current quarter increased 5 bps as compared to 2.66% for the third quarter of last year. The variances in each of these items occurred for substantially the same reasons discussed above with respect to the nine-month periods.

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

Management estimates the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical loss information from the Bank’s own loan portfolio has been compiled since December 31, 2007 and generally provides a starting point for management’s assessment of expected credit losses. A historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final ACL. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as for current and potential future changes in economic conditions over a one year to two year forecasting horizon, such as unemployment rates, GDP, vacancy rates or other relevant factors. The immediate reversion method is applied for periods beyond the forecasting horizon. The ACL is an amount that management currently believes will be adequate to absorb expected lifetime losses in the Bank’s loan portfolio. The process for estimating credit losses and determining the ACL as of any balance sheet date is subjective in nature and requires material estimates and judgements. Actual results could differ significantly from those estimates.

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

	September 30,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans:
Troubled debt restructurings	$—	$494
Other	1,235	628
Total nonaccrual loans	1,235	1,122
Loans past due 90 days or more and still accruing	—	—
Other real estate owned	—	—
Total nonperforming assets	1,235	1,122
Troubled debt restructurings - performing	563	815
Total risk elements	$1,798	$1,937

Nonaccrual loans as a percentage of total loans	.04%	.04%
Nonperforming assets as a percentage of total loans and other real estate owned	.04%	.04%
Risk elements as a percentage of total loans and other real estate owned	.06%	.06%

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

The ACL decreased $3.5 million during the first nine months of 2021, amounting to $29.5 million, or 1.02% of total loans, at September 30, 2021 compared to $33.0 million, or 1.09% of total loans, at December 31, 2020. Excluding SBA PPP loans, the reserve coverage ratio was 1.04% and 1.13% at September 30, 2021 and December 31, 2020, respectively. During the first nine months of 2021, the Bank had loan chargeoffs of $1.0 million, recoveries of $553,000 and recorded a credit provision of $3.1 million. During the first nine months of 2020, the Bank had loan chargeoffs of $2.1 million, recoveries of $300,000 and recorded a provision for credit losses of $2.5 million. The credit provision in the current period was mainly due to improvements in economic conditions, asset quality and other portfolio metrics and a decline in outstanding residential mortgage loans, partially offset by net chargeoffs. The provision in the 2020 period was mainly attributable to the pandemic.

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

The amount of future chargeoffs and provisions for credit losses will be affected by, among other things, economic conditions on Long Island and in NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 95% of the Bank’s total loans outstanding at September 30, 2021. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the NYC metropolitan area has improved since the pandemic lows of 2020, the pace of the recovery remains uncertain. These challenges may result in higher past due and nonaccrual loans, TDRs and credit losses.

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

The Corporation’s cash and cash equivalent position at September 30, 2021 was $259.1 million, up from $211.2 million at December 31, 2020. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans and operations exceeded cash used to repay borrowings, purchase securities, repurchase common stock and pay cash dividends.

Securities increased $113.0 million during the first nine months of 2021, from $662.7 million at year-end 2020 to $775.7 million at September 30, 2021. The increase is primarily attributable to purchases of $268.8 million, partially offset by sales of $54.2 million and maturities and redemptions of $93.2 million.

During the first nine months of 2021, total deposits grew $50.0 million, or 1.5%, to $3.4 billion at September 30, 2021. The increase was attributable to growth in checking deposits of $185.5 million and savings, NOW and money market deposits of $68.9 million, partially offset by a decrease in time deposits of $204.4 million. The decrease in time deposits includes the maturity of $150.0 million in brokered CDs used to hedge an interest rate swap which expired in May 2021.

On November 28, 2021, corporate bonds with a current fair value of $31.7 million and a weighted average fixed rate of 5.10% will convert to a floating rate and reprice on a quarterly basis off the ten year swap rate. At current rates, the weighted average floating rate would be 1.55% and would reduce net interest income in the fourth quarter by approximately $102,000. On a full quarter basis, the impact to net interest income would be approximately $281,000. The remaining $87.1 million of the corporate bond portfolio are floating rate securities and reprice on a quarterly basis off the ten year swap rate.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as available-for-sale. At September 30, 2021, the Bank had approximately $320.6 million of unencumbered available-for-sale securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had a borrowing capacity of approximately $1.8 billion at September 30, 2021.

Capital

Stockholders’ equity was $419.9 million at September 30, 2021 versus $407.1 million at December 31, 2020. The increase was mainly due to net income of $34.1 million, partially offset by cash dividends declared of $13.7 million and common stock repurchases of $6.3 million.

The Corporation and the Bank have elected to adopt the community bank leverage ratio (“CBLR”) framework, which requires a leverage ratio of greater than 9.00%. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of both the Corporation and the Bank at September 30, 2021 were 10.07%, which satisfies the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

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

The Corporation has a stock repurchase program under which it is authorized to purchase up to $65 million in shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During the first nine months of 2021, the Corporation repurchased 301,265 shares of its common stock at a total cost of $6.3 million. Total repurchases completed since the commencement of the program in 2018 amount to 2,441,865 shares at a cost of $53.9 million. We expect to continue our repurchase program during the fourth quarter of 2021 and in 2022.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at September 30, 2021 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending September 30, 2022 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.0 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending September 30, 2022 and calculations of EVE at September 30, 2021 assuming rate changes of plus 100, 200 and 300 bps and minus 100 bps. The rate change scenarios were selected based on current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at September 30, 2021		Year Ending September 30, 2022
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$643,509	-6.3%	$100,442	-0.4%
+ 200 basis point rate shock	665,048	-3.2%	101,073	0.2%
+ 100 basis point rate shock	685,192	-0.2%	101,479	0.6%
Base case (no rate change)	686,723	—	100,881	—
- 100 basis point rate shock	607,366	-11.6%	95,731	-5.1%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps would have a de minimus impact on net interest income for the year ending September 30, 2022 because the increase in rates paid on nonmaturity deposits would be offset by the deployment of excess cash into higher yielding securities and loans. In addition, the Bank’s noninterest bearing checking deposits, equal to 34% of total assets at September 30, 2021, also help to mitigate the impact of rising rates on net interest income.

The de minimis impact on net interest income described above would be negatively impacted by a reduction in excess liquidity because, unlike nonmaturity deposits and short-term borrowings, the Bank’s securities and almost all its loans are not subject to immediate repricing with changes in market rates.

An immediate decrease in interest rates of 100 bps would negatively impact the Bank’s net interest income and EVE due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s Principal Executive Officer and Principal Financial Officer have evaluated the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the third quarter of 2021 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
July 2021	—	—	—	$13,253,794
August 2021	100,845	$21.816	100,845	$11,053,810
September 2021	—	—	—	$11,053,810
Total	100,845	$21.816	100,845

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 3, 2021	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
William Aprigliano, Senior Vice President & Chief
Accounting Officer
(principal accounting officer)