Form 10-K
period 2021-12-31
FIRST OF LONG ISLAND CORP
filed 2022-03-11
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

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

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2021, the last business day of the Corporation’s most recently completed second fiscal quarter, was $483.9 million. This value was computed by reference to the price at which the stock was last sold on June 30, 2021 and excludes $19.1 million representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

As of March 4, 2022, the registrant had 23,120,290 of shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2022 are incorporated by reference into Part III.

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

All the financial operations of the Corporation are aggregated in one reportable operating segment. All revenues are attributed to and all long-lived assets are located in the United States.

The Bank’s revenues are derived principally from interest on loans and investment securities, service charges and fees on deposit accounts, income from investment management and trust services and bank-owned life insurance (“BOLI”).

The Bank did not commence, abandon or significantly change any of its lines of business during 2021.

Markets Served and Products Offered

The Bank serves the financial needs of small and medium-sized businesses, professionals, consumers, municipalities and other organizations primarily in Nassau and Suffolk Counties of Long Island, and the boroughs of New York City (“NYC”). The Bank’s head office is located in Glen Head, New York, and the Bank has 40 branch locations including 17 branches in Nassau, 15 in Suffolk, five in Queens, two in Brooklyn and one in Manhattan. During 2021, the Bank closed and consolidated eight branches within its footprint and opened one branch in eastern Suffolk County. The Bank continues to evaluate the strategic placement of its branch network and invests in digital channels to best serve customer demand beyond its physical locations.

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

The Bank provides investment management, trust, estate and custody services and offers retail investment services through a partnership with Financial Resources Group, an affiliate of LPL Financial.

In addition to its loan, investment and deposit products, the Bank offers a wide array of banking services to its customers through its branch network, mobile applications and interactive website.

Competition

The Bank encounters substantial competition in its banking business from numerous other financial services organizations that have offices located in the communities served by the Bank. Principal competitors are large money center, regional and community banks located within the Bank’s market area, mortgage brokers, brokerage firms, credit unions and fintech or e-commerce companies. The Bank competes for loans based on the quality of service it provides, loan structure, competitive pricing and branch locations. It also competes for deposits by offering a high level of customer service, paying competitive rates, maintaining a well designed website and through the geographic distribution of its branch system. Cash management tools are increasingly essential to attract and retain core customer relationships.

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

At year end 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2021, $323.2 million of the Corporation’s municipal securities were rated AA or better, $2.4 million were rated A and $1.6 million were non-rated bonds issued by local municipalities. The Corporation’s pass-through mortgage securities portfolio at December 31, 2021 is comprised of $1.7 million, $119.3 million and $61.9 million of securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), respectively. CMOs were comprised of $29.4 million, $24.8 million and $51.9 million of securities issued by GNMA, FNMA and FHLMC, respectively. Each issuer’s pass-through mortgage securities are backed by residential or multifamily mortgages conforming to the issuer’s underwriting guidelines and each issuer guarantees the timely payment of principal and interest on its securities. Obligations of GNMA, a U.S. government agency, represent full faith and credit obligations of the U.S. government, while obligations of FNMA and FHLMC, which are U.S. government-sponsored agencies, do not. The Corporation’s corporate bond portfolio is comprised of $118.1 million of senior unsecured fixed-to-floating rate securities issued by large U.S. based financial institutions, are rated A- to BBB+ and will mature in 2028. At December 31, 2021, the corporate bonds had a weighted average yield of 1.81% and reset quarterly based on a ten-year swap rate.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow for such activity.

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Loan Committee of the Board (“Loan Committee”) and contained in the Bank’s loan policy. The loan policy allows for exceptions and sets forth specific exception approval requirements. Decisions on loan applications are based on the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan and the value of the collateral, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), banking agency guidance and, for those loans in excess of $250,000, be reviewed by the Bank’s independent appraisal review function.

The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the New York metropolitan area. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity lines/loans, commercial and industrial loans, small business credit scored loans, Small Business Administration (“SBA”) loans, construction and land development loans, consumer loans and commercial and standby letters of credit. During 2021, commercial lending was emphasized over residential mortgage lending and supported by increases in credit and lending staff.

The Bank makes both fixed and variable rate loans. Variable rate loans reprice primarily with changes in the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates and Federal Home Loan Bank of New York (“FHLBNY”) advance rates.

Commercial and Industrial Loans. Commercial and industrial loans include short-term business loans and lines of credit; revolving credit facilities, term and installment loans; loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts or general business assets; small business credit scored loans as described hereinafter; and equipment finance loans. The Bank makes commercial and industrial loans on a demand basis, short-term basis, installment or revolving basis. Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle. Lines of credit are reaffirmed annually and generally require an annual cleanup period. Revolving credit facilities, term and installment loans are usually due and payable within five years. Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.

SBA Paycheck Protection Program (“PPP”) Loans. In 2020 and 2021, the Bank provided SBA PPP loans primarily to its existing customers. PPP loans have a 1% rate of interest and a two-year or five-year term with fees paid to the Bank by the SBA up to 5% of each loan depending on the loan amount. Fees are amortized as a yield adjustment over the expected life of the loans. PPP loans are 100% guaranteed by the SBA. The Bank originated $170.7 million PPP loans in 2020 and $86.8 million in 2021.

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

Construction Loans. The Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally 24 months or less and advances are made as the construction progresses. The advances can require the submission of bills and lien waivers by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. Variable rate construction and land development loans are included in commercial mortgages on the consolidated balance sheets.

Consumer Loans and Lines. The Bank makes auto loans, home improvement loans and other consumer loans, establishes revolving overdraft lines of credit and issues VISA® credit cards. Consumer loans are generally made on an installment basis over terms not in excess of five years. In reviewing loans and lines for approval, the Bank generally considers the borrower’s ability to repay, stability of employment and residence and past credit history.

Sources of Funds

The Corporation’s primary sources of cash have been deposits, maturities and amortization of loans and investment securities, operations and borrowings. The Corporation uses cash from these and other sources to fund loan growth, purchase investment securities, repay borrowings, expand and improve its physical facilities, pay cash dividends, repurchase its common stock and for general operating purposes.

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

Human Capital Resources

We aspire to provide all employees equal opportunity to realize their maximum potential with the Bank and strive to be an inclusive and diverse workplace that encourages open and honest employee comment without retaliation. We seek to attract, recruit and retain a diverse workforce, which is reflective of the communities in which we live and work. By encouraging different viewpoints, styles, experiences, cultures, ethnicities, sexual orientations and gender identities we build a more flexible, creative and competitive corporate culture while remaining socially accountable to our local communities. In 2021 we conducted a bank wide employee engagement survey and subsequently planned initiatives to improve communication and enhance employee development opportunities in response to the feedback.

Employee Profile. At December 31, 2021, we had approximately 318 full time equivalent employees in locations across the New York metropolitan area. This represents a decrease of 32 employees, or 9.1%, from December 31, 2020 due primarily to branch consolidations in the fourth quarter of 2021.

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

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health. We provide tools and resources to help them and their families experience healthier living.

In response to the COVID-19 pandemic (“pandemic”), we implemented significant operating environment changes in the best interest of our employees, clients and communities. When viable, employees in certain job functions worked remotely to facilitate less concentration of staff in the office. Since the onset of the pandemic, we operated with the guidance of our employee-led pandemic committee to build consensus on the best ways to better ensure the health and safety of our staff while meeting the needs of our customers. We implemented additional safety measures for employees working on site in our branches and back offices. We closely followed guidance from the Centers for Disease Control and complied with local government mandates. Supporting our employees and their families during these difficult times was a priority for both management and our Board of Directors.

Training and Development. We are committed to the ongoing success and development of our employees at every level to promote and foster individual and organizational effectiveness. Employees take part in recurring training that covers regulatory compliance, cybersecurity, sales and retail strategies and other programs tailored to specific job functions. Additional professional development and leadership training is offered for growth opportunities.

Talent. A core tenet of maintaining our highly skilled workforce is to foster career opportunities for existing staff while actively recruiting seasoned bankers for certain roles. Hiring entry level staff is also important as we prepare for our future. These approaches create loyalty in our employee base while also bringing in new perspectives and ideas to help us grow the business, expand our product lines and benefit our customers. We believe a favorable reputation in the marketplace allows us to attract highly skilled workers. We use internal and external resources to identify the best job candidates while encouraging employee referrals for open positions.

Our performance management framework includes annual reviews, a review of goals achieved and a discussion of future goals and employee development, including training opportunities, and annual merit-based salary adjustments.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-quality, efficient provider of financial services. We believe our commitment to core values, prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable benefits aids in the retention of our employees.

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

As a national bank, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Insured banks, such as the Bank, are subject to extensive regulation of many aspects of their businesses. These regulations generally relate to: (1) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (2) types and amounts of other investments; (3) branching; (4) anti-money laundering; (5) permissible activities; (6) reserve requirements; and (7) dealings with officers, directors and affiliates.

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

Payment of Dividends. The key source of the Corporation’s liquidity is dividends from the Bank. Prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status and absent affirmative governmental approvals, during 2022 the Bank could declare dividends to the Corporation of approximately $29.7 million plus any 2022 net profits retained to the date of the dividend declaration.

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

On April 6, 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), temporarily lowering the CBLR requirement to 8.00% through the end of 2020, 8.50% for calendar year 2021 and 9.00% in 2022. The CARES Act also provided that, during the same time period, if a qualifying community banking organization fell no more than 1% below the CBLR, it would have a two-quarter grace period to satisfy the CBLR.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at December 31, 2021 was 10.23%. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of the current expected credit loss (“CECL”) methodology.

PCA Regulations. The Federal Deposit Insurance Act, as amended (“FDIA”), requires that the federal banking agencies take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the PCA regulations: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

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

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, through regulations or guidelines, relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying one or more of the safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the PCA provisions of the FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Community Reinvestment Act and Fair Lending Laws. The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of proposed acquisition transactions. The Bank received a “Satisfactory” CRA rating on its most recent Federal examination. The Bank and the Corporation are firmly committed to the practice of fair lending and maintaining strict adherence to all federal and state fair lending laws which prohibit discriminatory lending practices.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLBNY, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB (transaction-based stock) plus .125% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs, and other similar obligations (membership stock). At December 31, 2021, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Availability of Reports

The Bank maintains a website at www.fnbli.com. The Corporation’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to these reports and proxy materials filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Bank’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports go to the homepage of the Bank’s website and click on “Investor Relations,” place the cursor over “Financial Information” and click on “SEC Filings.” This will bring you to a listing of the Corporation’s reports. Information on our website shall not be considered a part of this Annual Report on Form 10-K. Our SEC filings are also available on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

The Corporation is exposed to a variety of risks, some of which are inherent in the banking business. The more significant of these are addressed by the Corporation’s written policies and procedures. While management is responsible for identifying, assessing and managing risk, the Board of Directors is responsible for risk oversight. The Board fulfills its risk oversight responsibilities largely through its committees. The following provides information regarding material risk factors faced by the Corporation. Additional risks and uncertainties not currently known to the Corporation, or that the Corporation currently deems to be immaterial, could also have a material impact on the Corporation’s business, financial condition or results of operations.

Economic and Market Area

A worsening of national or local economic conditions could adversely affect our financial condition and results of operations.

Deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, the value of real estate collateral securing our mortgage loans, the financial strength of our borrowers and our on-going operations, costs and profitability. Declines in real estate values, sales volumes and employment levels together with increased vacancy rates, particularly in the New York metropolitan area, may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to increase our credit loss reserves, incur credit losses and may adversely affect our financial condition and results of operations. The majority of our loan portfolio is secured by real estate in New York.

A concentration of loans in our primary market area may increase the risk of higher nonperforming assets.

Our success depends primarily on the general economic conditions in Nassau and Suffolk Counties of Long Island, and the boroughs of NYC as nearly all of our loans are to customers in these markets. Accordingly, the local economic conditions in these market areas have a significant impact on the ability of our borrowers to repay loans as well as our ability to originate new loans. A decline in real estate values in these market areas would also lower the value of the collateral securing loans on properties in these market areas.

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

Competition within our market area could limit our ability to increase interest-earning assets and noninterest income.

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokers, credit unions, finance companies, mutual funds, fintech or e-commerce companies, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have and have greater name recognition and market presence that benefit them in attracting business. In addition, large competitors may be able to price loans and deposits more aggressively than we do, and some have recently eliminated certain noninterest income charges such as overdraft fees. Furthermore, fintech developments such as peer-to-peer platforms, blockchain and other distributed ledger technologies have the potential to disrupt the financial services industry and change the way banks do business. Competitive forces may limit our ability to increase our interest-earning assets or maintain the current level of noninterest income. Our profitability depends upon our continued ability to successfully compete in our market area. For additional information see “Item 1 – Business – Competition.”

The COVID-19 pandemic has and will continue to pose risks and could harm business, results of operations and prospects of the Corporation.

The pandemic has had an adverse impact on the Corporation, its customers, employees, third-party service providers (“TPSPs”) and the communities it serves and, given the ongoing and dynamic nature of the pandemic, it is expected that it will continue to have an adverse impact in the future. The extent of such future impact is difficult to predict and will depend on factors that are inherently uncertain such as the extent and the danger posed by coronavirus variants and the responses of various governmental authorities, which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

Interest Rate and Asset Quality

Declines in the value of investment securities, loans and BOLI may result in impairment charges and may adversely affect our financial condition and results of operations.

There is always the risk that the Bank will be unable to realize the full carrying value of our investment securities, loans and BOLI. Fluctuations in the market value of investment securities may be caused by changes in market interest rates, lower market prices, rating downgrades and limited investor demand. Management periodically reviews the creditworthiness of all securities in the Bank’s portfolio, other than those issued by the U.S. government or its agencies, and all BOLI carriers. Any significant deterioration in the creditworthiness of an issuer or carrier will be analyzed and action taken if deemed appropriate. If an investment's value is deemed other-than-temporarily impaired, the Bank must write down the fair value of the debt security which may involve a charge to earnings.

The credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of NYC, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2021, residential mortgage loans, including home equity lines of credit, amounted to approximately $1.2 billion and comprised approximately 42% of loans secured by real estate. The primary source of repayment for residential mortgage loans is cash flows from individual borrowers and co-borrowers. At December 31, 2021, multifamily loans amounted to approximately $864.2 million and comprised approximately 50% of the Bank’s total commercial mortgage portfolio and approximately 29% of the Bank’s total loans secured by real estate. The primary source of repayment for multifamily loans is cash flows from the underlying properties, which generally involves a greater risk than residential real estate loans because of legislation and government regulations involving rent control, rent stabilization and eviction, which are outside the control of the borrower or the Bank and could impair the value of the collateral for the loans. Cash flows for both residential mortgage and multifamily loans are dependent on the strength of the local economy.

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

In a period of rising interest rates, the interest income earned on the Bank’s assets may not increase as rapidly as the interest paid on its liabilities such as deposits and short term FHLB advances. The Bank’s cost of funds is expected to increase more rapidly than interest earned on its loan and investment portfolios as its primary source of funds is deposits and FHLB advances with generally shorter maturities than the maturities of its loans and investments. This makes the balance sheet more liability sensitive in the short-term.

When interest rates decline, borrowers may refinance higher rate loans to lower rates causing prepayments on mortgage loans and mortgage-backed securities to be elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those that prepaid. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates may adjust to lower rates at their reset dates. While lower rates may reduce the Bank’s cost of funds on non-maturity deposits, certificates of deposit (“CDs”) and FHLB advances, the cost savings could be somewhat constrained because decreases in the Bank’s funding rates may occur more slowly than decreases in yields earned on the Bank’s assets and a significant portion of the Bank’s funding is currently derived from noninterest bearing checking deposits and capital. In addition, in a prolonged low interest rate environment, the Bank’s deposit products could reach an effective floor rate close to zero which would not allow for any further reduction in its cost of funds.

In addition to the risks arising from changes in interest rates, the shape of the yield curve could create downward pressure on net interest income and net interest margin. A flat or inverted yield curve could negatively impact the Bank’s earnings and profitability metrics with asset growth. As a result, the Bank may be unable to increase earnings, or maintain the current level of earnings, until the yield curve steepens.

Regulatory Matters

Management’s estimate of the Allowance for Credit Losses (“ACL” or “allowance”) may not be sufficient and could result in increased provisions and adversely impact our financial condition and results of operations.

The Bank maintains an ACL in an amount believed to be adequate to absorb current expected lifetime credit losses in its loan portfolio. The maintenance of the ACL is governed by a board committee approved ACL policy. In arriving at the ACL, an individual evaluation is performed on each loan with disparate risk characteristics or information suggesting that the Bank will be unable to collect all the principal and interest due according to contractual terms. In addition, current expected lifetime credit losses for all other loans in the Bank’s portfolio are determined on a pooled basis using the CECL model and taking into account historical loss experience and numerous quantitative and qualitative factors (“Q-factors”), including current and forecasted economic conditions measured by such things as GDP, unemployment levels and vacancies, changes in the value of underlying collateral, average growth in loan pools, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings. Because estimating the ACL is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture probable lifetime losses in the loan portfolio. The Bank’s allowance may need to be increased based on additional information that comes to light after the estimate is made, changes in circumstances or a recommendation by bank regulators based on their review of the Bank’s loan portfolio. The impact of one or more of these factors on the Bank’s allowance could result in the need for a significant increase in the Bank’s provision for credit losses and have a material adverse impact on the Bank’s financial condition and results of operations.

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

The Corporation and the Bank are subject to regulation, supervision and examination by, among others, the FRB, OCC and FDIC. The FDIC also insures the Bank’s deposits. Regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of depositors. Regulatory requirements affect virtually all aspects of the Corporation’s and the Bank’s business, including investment and lending practices, deposit offerings and capital levels. The regulators have extensive discretion in connection with their supervisory and enforcement activities, including imposing restrictions on Bank operations and expansion plans, imposing deposit insurance premiums and other assessments, setting required levels for the ACL, capital and liquidity, and imposing restrictions on the ability to pay cash dividends and other capital distributions to stockholders. Changes in laws, regulations and supervisory guidance, or the Corporation’s and the Bank’s compliance with these laws and regulations as judged by the regulators, could have a significant negative impact on the Corporation’s financial condition and results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or stakeholder expectations could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory or voluntary reporting, diligence, and disclosure.

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

The Bank is a member of the FRB of New York (“FRBNY”) and the FHLBNY and has an unsecured line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FHLBNY and FRBNY. In addition, the Bank can draw funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). However, the Bank’s FRBNY membership, FHLBNY membership and unsecured line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. A possible future downgrade of securities and loans pledged as collateral could impact the amount of available funding.

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

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2021, the average market capitalization of companies in the Russell 2000 Index was $3.0 billion, the median market capitalization was $1.3 billion, the capitalization of the largest company in the index was $7.3 billion and the capitalization of the smallest company in the index was $257.1 million. The Corporation’s market capitalization was approximately $502 million on December 31, 2021. If the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the price, trading volume and liquidity of its common stock may be negatively impacted.

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

The Corporation’s future success depends in part on the continued service of its executive officers and other key members of management and its staff, as well as its ability to continue to attract, motivate and retain highly qualified employees. The loss of services of key personnel and our inability to timely recruit or promote qualified replacements could have an adverse effect on the Bank’s business, operating results and financial condition. Their skills, knowledge of the Bank’s market and years of industry experience may be difficult to replace.

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

As of December 31, 2021, the Bank owns 25 buildings and leases 34 other facilities, all of which are in Nassau and Suffolk Counties of Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan. Included in the leased facilities are eight branch locations that were closed in November 2021 for which the Bank continues to be obligated to make lease payments. The Corporation believes that the remaining physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2021, there were 925 stockholders of record of the Corporation’s common stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. The Corporation declared cash dividends of $.78 per share for the year ended December 31, 2021, compared to cash dividends declared in 2020 of $.74 per share. The Corporation currently expects that comparable cash dividends will continue to be paid in the future.

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark and NASDAQ U.S. Benchmark Banks Indexes over a five-year measurement period assuming $100 invested on January 1, 2017, and dividends reinvested in the Corporation’s stock.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$229.84
$162.58
$100
$88.12
1/1/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
The First of Long Island
NASDAQ U.S. Benchmark Index
NASDAQ U.S. Benchmark Banks Index

Issuer Purchase of Equity Securities

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The Corporation’s purchases under the stock repurchase program in the fourth quarter of 2021 are set forth in the table that follows.

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
October 1 - October 31, 2021	—	—	—	$11,053,810
November 1 - November 30, 2021	232,108	$21.6602	232,108	$6,026,299
December 1 - December 31, 2021	146,500	$21.6597	146,500	$2,853,158
Total	378,608	$21.6600	378,608

(1) The Corporation’s Board of Directors approved a $20 million stock repurchase program, which was announced on October 30, 2018. An additional $30 million was approved and announced on April 18, 2019. The Board of Directors approved an additional $15 million in stock repurchases, which was announced on January 31, 2020, for a total program size of $65 million. The Corporation’s stock repurchase program does not have a fixed expiration date.

The Corporation’s Board of Directors approved a new $30 million common stock repurchase program, which was announced on January 31, 2022.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data should be read in conjunction with the accompanying consolidated financial statements.

(dollars in thousands, except per share data)	2021	2020	2019	2018	2017
INCOME STATEMENT DATA:
Interest Income	$122,959	$131,216	$143,850	$138,237	$118,265
Interest Expense	16,152	29,188	43,681	35,730	21,709
Net Interest Income	106,807	102,028	100,169	102,507	96,556
Provision (Credit) for Credit Losses	(2,573)	3,006	33	(1,755)	4,854
Net Income	43,089	41,203	41,555	41,573	35,122
PER SHARE DATA:
Basic Earnings	$1.82	$1.73	$1.68	$1.64	$1.44
Diluted Earnings	1.81	1.72	1.67	1.63	1.43
Cash Dividends Declared	.78	.74	.70	.64	.58
Dividend Payout Ratio	43.09%	43.02%	41.92%	39.26%	40.56%
Book Value	$17.81	$17.11	$16.26	$15.27	$14.37
BALANCE SHEET DATA AT YEAR END:
Total Assets	$4,068,789	$4,069,141	$4,097,843	$4,241,060	$3,894,708
Loans	3,105,036	3,033,454	3,188,249	3,263,399	2,950,352
Allowance for Credit Losses	29,831	33,037	29,289	30,838	33,784
Deposits	3,315,245	3,321,588	3,144,016	3,084,972	2,821,997
Borrowed Funds	311,322	306,097	528,182	750,950	704,938
Stockholders' Equity	413,812	407,118	389,108	388,187	354,450
AVERAGE BALANCE SHEET DATA:
Total Assets	$4,151,577	$4,140,867	$4,194,355	$4,177,341	$3,695,850
Loans	2,976,061	3,110,512	3,217,530	3,177,519	2,758,116
Allowance for Credit Losses	31,300	33,180	30,080	34,960	32,022
Deposits	3,425,976	3,257,317	3,276,699	3,168,348	2,812,733
Borrowed Funds	281,191	457,939	494,785	623,587	540,307
Stockholders' Equity	416,885	393,662	391,613	374,876	334,088
FINANCIAL RATIOS:
Return on Average Assets (ROA)	1.04%	1.00%	.99%	1.00%	.95%
Return on Average Equity (ROE)	10.34%	10.47%	10.61%	11.09%	10.51%
Average Equity to Average Assets	10.04%	9.51%	9.34%	8.97%	9.04%

Overview – 2021 Versus 2020

Analysis of 2021 Earnings. Net income and diluted earnings per share (“EPS”) for 2021 were $43.1 million and $1.81, respectively. Dividends per share increased 5.4% from $.74 for 2020 to $.78 for 2021. ROA and ROE for 2021 were 1.04% and 10.34%, respectively, compared to 1.00% and 10.47%, respectively, for 2020.

Net income for 2021 was $43.1 million, an increase of $1.9 million, or 4.6%, as compared to 2020. The increase is mainly due to growth in net interest income of $4.8 million and an improvement in the provision for credit losses of $5.6 million. These items were partially offset by increases in noninterest expense, net of debt extinguishment costs, of $6.6 million and income tax expense of $1.9 million.

The increase in net interest income reflects a favorable shift in the mix of funding due to an increase in average noninterest-bearing checking deposits of $242.5 million and a decline in average interest-bearing liabilities of $250.6 million. The increase is also attributable to higher income from SBA PPP loans of $2.9 million and prepayment and late fees of $1.1 million.

Partially offsetting the favorable impact of the above items on net interest income was a decline in the average balance of loans of $134.5 million. The average yield on interest-earning assets declined 22 basis points (“bps”) from 3.37% for 2020 to 3.15% for 2021. The negative impact of declining asset yields on net interest income was more than offset through reductions in non-maturity and time deposit rates. The average cost of interest-bearing liabilities declined 44 bps from 1.12% for 2020 to .68% for 2021 helped by the repayment of a maturing interest rate swap in May 2021 that lowered the cost of funds in 2021 by $2.5 million. Net interest margin for 2021 of 2.74% increased 10 bps as compared to 2.64% for 2020. Income from PPP loans and prepayment and late fees improved net interest margin by 7 bps and 2 bps, respectively. We currently anticipate going into 2022 with a net interest margin similar to the fourth quarter of 2021. The direction of the margin throughout 2022 is largely dependent on changes in the yield curve and competitive conditions.

PPP income for 2021 was $6.5 million driven by an average balance of $108.8 million and a weighted average yield of 6.0%. As of December 31, 2021, the Bank had $30.5 million of outstanding PPP loans with unearned fees of $978,000. We expect most of the outstanding PPP loans will be fully satisfied during the first half of 2022.

Although low loan demand throughout most of the first half of 2021 put pressure on the pipeline and originations, the Bank successfully deployed excess cash during the second half of 2021 into loan originations of $459 million. The expansion of our lending teams helped grow commercial mortgages by $315.5 million during the year, which now comprise 58.2% of total mortgages compared to 50.9% a year ago. While commercial and industrial lines of credit have increased, line utilization remains historically low contributing to a decrease in commercial and industrial loans outstanding. The loan pipeline was $152 million on December 31, 2021 with a weighted average rate of approximately 3.2%.

The provision for credit losses decreased $5.6 million when comparing the full year periods from a provision of $3.0 million in 2020 to a credit of $2.6 million in 2021. The credit for the current year was mainly due to improvements in economic conditions, asset quality and other portfolio metrics, partially offset by an increase in outstanding commercial mortgage loans and net chargeoffs of $633,000. The net chargeoffs were mainly the result of discounted sales of eight mortgage loans with varying concerns.

Noninterest income, net of gains on sales of securities, decreased $60,000 in 2021 as compared to 2020. The decrease is mainly due to a decline in investment services income of $958,000 as the shift to an outside service provider resulted in less assets under management, and a transition payment received in 2020 of $370,000 for the conversion of the Bank’s retail broker and advisory accounts. These amounts were partially offset by increases in the non-service cost components of the Bank’s defined benefit pension plan of $550,000 and fees from debit and credit cards of $615,000. We currently anticipate noninterest income to be between $2.5 million to $3.0 million per quarter in 2022 excluding securities gains.

The increase in noninterest expense, net of debt extinguishment costs, of $6.6 million includes charges of $3.2 million related to closing eight branches under our branch optimization strategy. The $3.2 million includes severance-related salary and benefits expense of $123,000 and occupancy and equipment expense related to rent, depreciation and asset disposals of $3.1 million. The remaining increase in noninterest expense is related to normal increases and changes in operating expenses. We currently anticipate total 2022 noninterest expense to be in line with 2021 excluding debt extinguishment costs.

Income tax expense increased $1.9 million due to growth in pre-tax earnings in 2021 and an increase in the effective tax rate (income tax expense as a percentage of pre-tax book income) to 19.2% for 2021 from 16.8% for 2020. The increase in the effective tax rate is due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and BOLI in 2021 and a change in New York State tax law to implement a capital tax in the second quarter of 2021. We currently anticipate the 2022 effective tax rate to be in line with 2021.

Asset Quality. The Bank’s ACL to total loans (“reserve coverage ratio”) was .96% at December 31, 2021, compared to 1.09% at December 31, 2020. The decrease in the reserve coverage ratio was mainly due to improvements in economic conditions, asset quality and other portfolio metrics. Gross loan chargeoffs and recoveries were $1.2 million and $573,000, respectively, for the year ended December 31, 2021.

Nonaccrual loans amounted to $1.2 million, or .04% of total loans outstanding, at December 31, 2021, compared to $1.1 million, or .04%, at December 31, 2020. Troubled debt restructurings (“TDRs”) amounted to $554,000, or .02% of total loans outstanding, at December 31, 2021, compared to $1.3 million, or .04%, at December 31, 2020. All TDRs are performing in accordance with their modified terms at December 31, 2021. Loans past due 30 through 89 days amounted to $460,000, or .01% of total loans outstanding, at December 31, 2021, compared to $1.4 million, or .05%, at December 31, 2020.

The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 11% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies and investment grade corporate bonds of large U.S. financial institutions. In selecting securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the securities in its portfolio and makes decisions to hold or sell based on such assessments.

Key Strategic Initiatives. We continue focusing on strategic initiatives supporting the growth of our balance sheet with a profitable relationship banking business. Such initiatives include improving the quality of technology through continuing digital enhancements, optimizing our branch network across a larger geography, using new branding and “Community First” focus to improve name recognition, enhancing our website and social media presence including the promotion of FirstInvestments, and ongoing recruitment of additional seasoned banking professionals to support our growth initiatives. Renovations of our leased space at 275 Broadhollow Road in Melville, N.Y. for a state-of-the-art branch and office space are nearing completion with occupancy expected to begin during the first quarter of 2022. Our signage at the Melville location now visibly overlooks the Long Island Expressway and Route 110. Management continues to focus on the areas of cybersecurity, environmental, social and governance practices.

Overview – 2020 Versus 2019

Analysis of 2020 Earnings. Net income and diluted EPS for 2020 were $41.2 million and $1.72, respectively. Dividends per share increased 5.7% from $.70 for 2019 to $.74 for 2020. ROA and ROE for 2020 were 1.00% and 10.47%, respectively, compared to .99% and 10.61%, respectively, for 2019.

Net income for 2020 was $41.2 million, a decrease of $352,000, or .8%, as compared to 2019. The decrease was mainly due to an increase in the provision for credit losses of $3.0 million partially offset by increases in net interest income of $1.9 million, or 1.9%, and noninterest income, before securities gains, of $933,000, or 8.8%.

The increase in net interest income was mainly attributable to a reduction in deposit rates in response to decreases in the federal funds target rate to near zero as well as significant declines in rates across the entire yield curve. Declines in the cost of savings, NOW and money market deposits and interest-bearing liabilities far outpaced the decline in yield on securities and loans which are generally not subject to immediate repricing with changes in market interest rates. The increase in net interest income was also attributable to income from SBA PPP loans and a favorable shift in the mix of funding as an increase in average checking deposits and a decline in average interest-bearing liabilities resulted in average checking deposits comprising a larger portion of total funding. Average checking deposits included a portion of the proceeds of PPP loans.

Net interest margin for 2020 was 2.64%, an increase of 7 bps over 2019. The increase was mainly attributable to our ability to reduce the rates paid on interest-bearing deposits faster than interest-earning assets repriced downward and a deleveraging transaction completed in the third quarter of 2020.

The provision for credit losses was $3.0 million for 2020 on a CECL basis as compared to $33,000 for 2019 on an incurred loss basis. The provision for 2020 was primarily attributable to the pandemic and reflected higher historical loss rates, economic conditions and net chargeoffs, partially offset by a decline in the outstanding loan balance of residential and commercial mortgages. The provision for 2019 was driven mainly by net chargeoffs, partially offset by declines in outstanding loans and lower growth rate trends.

The increase in noninterest income, before securities gains, of $933,000 was primarily attributable to an increase in the non-service components of the Bank’s defined benefit pension plan and income relating to a transition payment from an independent broker-dealer for the initial conversion of the Bank’s retail broker and advisory accounts. Partially offsetting these increases was a decrease in service charges on deposit accounts due to the pandemic.

Noninterest expense, before debt extinguishment costs, increased $58,000 in 2020 as compared to 2019. Excluding executive severance and retirement charges of $2.6 million in 2019, the increase over 2019 was primarily due to increases in compensation and benefit costs mainly related to normal salary adjustments and hiring of lending and credit staff.

The increase in income tax expense of $96,000 was attributable to an increase in the effective tax rate from 16.5% in 2019 to 16.8% in 2020 as tax-exempt income from municipal securities and BOLI declined in 2020 as a percentage of pre-tax earnings when compared to 2019.

Asset Quality. The Bank’s reserve coverage ratio on a CECL basis was 1.01% at January 1, 2020, 1.09% at March 31, 1.08% at June 30 and September 30 and 1.09% at December 31, 2020. Excluding PPP loans, the reserve coverage ratio increased 12 bps during 2020 to 1.13% at year end. The increase was mainly due to current and forecasted economic conditions and higher historical loss rates. Gross loan chargeoffs and recoveries were $2.7 million and $584,000, respectively, for the year ended December 31, 2020.

Nonaccrual loans amounted to $1.1 million, or .04% of total loans outstanding, at December 31, 2020, compared to $888,000, or .03%, at December 31, 2019. The increase in nonaccrual loans was mainly due to three new nonaccrual loans, partially offset by one loan returned to accrual status and paydowns. TDRs amounted to $1.3 million, or .04% of total loans outstanding, at December 31, 2020. Of the TDRs, $815,000 were performing in accordance with their modified terms and $494,000 were nonaccrual and included in the aforementioned amount of nonaccrual loans. Loans past due 30 through 89 days amounted to $1.4 million, or .05% of total loans outstanding, at December 31, 2020, compared to $2.9 million, or .09%, at December 31, 2019.

During the second and third quarters of 2020, the Bank provided payment deferrals in the form of loan modifications to borrowers experiencing financial disruption and economic hardship as a result of the pandemic. At December 31, 2020, all such loans had resumed making payment and were current except for seven loans that were charged-off totaling $440,000 and one loan that was past due 30 to 89 days in the amount of $41,000. Additionally, three loans totaling $862,000 were in nonaccrual status at year end.

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

The Bank’s Allowance for Credit Losses Committee (“ACL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the ACL after considering the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer, the ACL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Loan Committee reviews and approves the Bank’s Loan Policy at least once each calendar year. The Bank’s ACL is reviewed and ratified by the Loan Committee on a quarterly basis and is subject to periodic examination by the OCC whose safety and soundness examination includes a determination as to the adequacy of the allowance to absorb current expected credit losses.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into eleven distinct pools: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) SBA PPP loans. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business credit scored pools, the migration method was selected to measure historical losses; no historical loss method was applied to the SBA PPP loan pool. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of general qualitative and quantitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in the nature and volume of loans; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as national and local unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of changes in the economy. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL and provision arising from loan growth and concentrations, credit quality and forecasts of unemployment, GDP, vacancies and economic conditions. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities. The average balances of investment securities include unrealized gains and losses on available-for-sale (“AFS”) securities, and the average balances of loans include nonaccrual loans.

	2021			2020			2019
(dollars in thousands)	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Interest-earning bank balances	$200,063	$261.13%		$135,475	$212.16%		$29,561	$638	2.16%
Investment securities:
Taxable	455,532	7,901	1.73	346,956	11,661	3.36	367,157	14,574	3.97
Nontaxable (1)	345,688	10,799	3.12	373,500	12,470	3.34	405,454	14,515	3.58
Loans (1)	2,976,061	106,271	3.57	3,110,512	109,498	3.52	3,217,530	117,177	3.64
Total interest-earning assets	3,977,344	125,232	3.15	3,966,443	133,841	3.37	4,019,702	146,904	3.65
Allowance for credit losses	(31,300)			(33,180)			(30,080)
Net interest-earning assets	3,946,044			3,933,263			3,989,622
Cash and due from banks	33,808			33,092			36,482
Premises and equipment, net	38,700			39,403			40,894
Other assets	133,025			135,109			127,357
	$4,151,577			$4,140,867			$4,194,355
Liabilities and Stockholders'
Equity:
Savings, NOW & money
market deposits	$1,782,789	4,414.25		$1,683,290	9,097.54		$1,721,604	18,563	1.08
Time deposits	300,374	5,712	1.90	473,720	10,977	2.32	613,166	14,494	2.36
Total interest-bearing deposits	2,083,163	10,126.49		2,157,010	20,074.93		2,334,770	33,057	1.42
Short-term borrowings (2)	54,416	1,427	2.62	75,805	1,574	2.08	137,546	3,261	2.37
Long-term debt	226,775	4,599	2.03	382,134	7,540	1.97	357,239	7,363	2.06
Total interest-bearing liabilities	2,364,354	16,152.68		2,614,949	29,188	1.12	2,829,555	43,681	1.54
Checking deposits	1,342,813			1,100,307			941,929
Other liabilities	27,525			31,949			31,258
	3,734,692			3,747,205			3,802,742
Stockholders' equity	416,885			393,662			391,613
	$4,151,577			$4,140,867			$4,194,355
Net interest income (1)		$109,080			$104,653			$103,223
Net interest spread (1)			2.47%			2.25%			2.11%
Net interest margin (1)			2.74%			2.64%			2.57%

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

(2) The Bank entered into a five-year interest rate swap with a notional amount totaling $50 million on January 17, 2019, which was designated as a cash flow hedge of certain FHLB advances and included in short-term borrowings. The weighted average rate paid on the interest rate swap was 2.62% in 2021, 2020 and 2019. See Note O – Derivatives in the consolidated financial statements for more information on the interest rate swaps.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to a combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	2021 versus 2020			2020 versus 2019
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Income:
Interest-earning bank balances	$91	$(42)	$49	$600	$(1,026)	$(426)
Investment securities:
Taxable	2,961	(6,721)	(3,760)	(767)	(2,146)	(2,913)
Nontaxable	(887)	(784)	(1,671)	(1,105)	(940)	(2,045)
Loans	(4,767)	1,540	(3,227)	(3,856)	(3,823)	(7,679)
Total interest income	(2,602)	(6,007)	(8,609)	(5,128)	(7,935)	(13,063)
Interest Expense:
Savings, NOW & money market deposits	498	(5,181)	(4,683)	(404)	(9,062)	(9,466)
Time deposits	(3,526)	(1,739)	(5,265)	(3,253)	(264)	(3,517)
Short-term borrowings	(503)	356	(147)	(1,325)	(362)	(1,687)
Long-term debt	(3,152)	211	(2,941)	505	(328)	177
Total interest expense	(6,683)	(6,353)	(13,036)	(4,477)	(10,016)	(14,493)
Increase (decrease) in net interest income	$4,081	$346	$4,427	$(651)	$2,081	$1,430

Net Interest Income – 2021 Versus 2020

Net interest income on a tax-equivalent basis was $109.1 million in 2021, an increase of $4.4 million, or 4.2%, from $104.7 million in 2020. The increase in net interest income reflects a favorable shift in the mix of funding due to an increase in average noninterest-bearing checking deposits of $242.5 million, or 22.0%, and a decline in average interest-bearing liabilities of $250.6 million, or 9.6%. The increase is also attributable to higher income from SBA PPP loans of $2.9 million and prepayment and late fees of $1.1 million.

Partially offsetting the favorable impact of the above items on net interest income was a decline in the average balance of loans of $134.5 million, or 4.3%. The average yield on interest-earning assets declined 22 bps from 3.37% for 2020 to 3.15% for 2021. The negative impact of declining asset yields on net interest income was more than offset through reductions in non-maturity and time deposit rates. The average cost of interest-bearing liabilities declined 44 bps from 1.12% for 2020 to .68% for 2021 helped by the repayment of a maturing interest rate swap in May 2021 that lowered the cost of funds in 2021 by $2.5 million. Net interest margin for 2021 of 2.74% increased 10 bps as compared to 2.64% for 2020. Income from PPP loans and prepayment and late fees improved net interest margin by 7 bps and 2 bps, respectively.

PPP income for 2021 was $6.5 million driven by an average balance of $108.8 million and a weighted average yield of 6.0%. As of December 31, 2021, the Bank had $30.5 million of outstanding PPP loans with unearned fees of $978,000. We expect most of the outstanding PPP loans will be fully satisfied during the first half of 2022.

Net Interest Income – 2020 Versus 2019

Net interest income on a tax-equivalent basis was $104.7 million in 2020, an increase of $1.4 million, or 1.4%, from $103.2 million in 2019. The increase in net interest income was mainly attributable to a reduction in deposit rates in response to decreases in the federal funds target rate to near zero as well as significant declines in rates across the entire yield curve. The cost of savings, NOW and money market deposits declined 54 bps to .54% and the cost of interest-bearing liabilities declined 42 bps to 1.12%. These decreases far outpaced the 18 bp decline in yield on securities and loans which are generally not subject to immediate repricing with changes in market interest rates. The increase in net interest income was also attributable to income from SBA PPP loans of $3.7 million and a favorable shift in the mix of funding as an increase in average checking deposits of $158.4 million and a decline in average interest-bearing liabilities of $214.6 million resulted in average checking deposits comprising a larger portion of total funding. Average checking deposits include a portion of the proceeds of PPP loans.

The decline in yield on securities and loans of 42 bps and 12 bps, respectively, was mainly attributable to an increase in prepayment speeds on mortgage-backed securities, lower yields available on securities purchases and loan originations, acceleration of loan prepayments and refinancing on residential mortgages and downward repricing of corporate bonds. While the economic impact of the pandemic caused the outstanding balance of loans to shrink during the first nine months of 2020, outstanding mortgage loans grew $26.7 million, or 1%, during the fourth quarter. For the year, the average balance of loans decreased $107 million, or 3.3%, and the average balance of investment securities declined $52.2 million, or 6.8%. The average balance of loans included $112.6 million of PPP loans at a weighted average yield earned in 2020 of 3.25%. Through year-end 2020, the Bank had $25.2 million, or 15%, of its PPP loans forgiven by the SBA. The decrease in loans and securities resulted in a notable increase in cash and cash equivalents on the Balance Sheet.

Net interest margin for 2020 was 2.64%, an increase of 7 bps over 2019. The increase was mainly attributable to our ability to reduce the rates paid on interest-bearing deposits faster than interest-earning assets repriced downward and a deleveraging transaction completed in the third quarter of 2020.

Noninterest Income

Noninterest income includes service charges on deposit accounts, investment services income, gains or losses on sales of securities and other assets, income on BOLI, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, net of gains on sales of securities, decreased $60,000 in 2021 as compared to 2020. The decrease is mainly due to a decline in investment services income of $958,000 as the shift to an outside service provider resulted in less assets under management, and a transition payment received in 2020 of $370,000 for the conversion of the Bank’s retail broker and advisory accounts. These amounts were partially offset by increases in the non-service cost components of the Bank’s defined benefit pension plan of $550,000 and fees from debit and credit cards of $615,000.

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

The increase in noninterest expense, net of debt extinguishment costs, of $6.6 million includes charges of $3.2 million related to closing eight branches under our branch optimization strategy. The $3.2 million includes severance-related salary and benefits expense of $123,000 and occupancy and equipment expense related to rent, depreciation and asset disposals of $3.1 million. The increase in noninterest expense also includes higher salaries and employee benefits related to our two new branches, building our lending and credit teams, salary adjustments, incentive compensation, the service cost component of the Bank’s pension plan and a health insurance premium credit in 2020. Also contributing to the increase was higher FDIC insurance expense due to deposit growth and an assessment credit in 2020.

Noninterest expense, before debt extinguishment costs, increased $58,000 in 2020 as compared to 2019. Excluding executive severance and retirement charges of $2.6 million in 2019, the increase over 2019 was $2.6 million. The $2.6 million increase was primarily due to increases in compensation and benefit costs mainly related to normal salary adjustments and hiring of lending and credit staff. The increase over 2019 also included charges related to the closure and consolidation of six branches of $476,000 and technology and service contract termination costs related to a new investment services platform of $315,000, partially offset by declines in consulting and marketing costs of $352,000 and $242,000, respectively.

2020 Deleveraging and Securities Portfolio Restructuring Transactions

During 2020, the Bank eliminated some inefficient leverage by selling mortgage-backed securities with a carrying value of $64.5 million and using the proceeds along with excess cash of $66.8 million to prepay long-term debt of $128.7 million. The transactions resulted in an overall net loss of $3,000 with the gain on sale of securities and loss on extinguishment of debt essentially the same at $2.6 million each. The deleveraging benefited net interest margin by approximately 10 bps beginning in the fourth quarter of 2020 and improved leverage capital.

Income Taxes

The Corporation’s effective tax rate was 19.2% and 16.8% in 2021 and 2020, respectively. The effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of BOLI and maintenance of a captive REIT.

2021 Versus 2020. Income tax expense increased $1.9 million due to growth in pre-tax earnings in 2021 and an increase in the effective tax rate. The increase in the effective tax rate was due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and BOLI in 2021 and a change in New York State tax law to implement a capital tax in the second quarter of 2021.

2020 Versus 2019. The increase in income tax expense of $96,000 was attributable to an increase in the effective tax rate from 16.5% in 2019 to 16.8% in 2020 as tax-exempt income from municipal securities and BOLI in 2020 declined as a percentage of pre-tax earnings when compared to 2019.

Financial Condition

Total assets were $4.1 billion at December 31, 2021, substantially unchanged from the previous year end. A decrease of $167.5 million in cash and cash equivalents was used primarily to fund increases in loans of $71.6 million, or 2.4%, securities of $71.6 million, or 10.8%, and BOLI of $22.4 million. Total deposits were unchanged at $3.3 billion for December 31, 2021 and 2020. Total borrowings increased $5.2 million, or 1.7%, due to an increase in short-term borrowings of $64.9 million offset by a decrease in long-term debt of $59.7 million. Stockholders’ equity increased $6.7 million, or 1.6% from December 31, 2020. The increase was primarily attributable to net income, partially offset by dividends declared and shares repurchased.

Investment Securities. The following table presents the estimated fair value of AFS securities at December 31, 2021 and 2020.

(in thousands)	2021	2020
State and municipals	$327,171	$364,211
Pass-through mortgage securities	182,957	131,720
Collateralized mortgage obligations	106,082	53,711
Corporate bonds	118,108	113,080
	$734,318	$662,722

The following table presents the maturities and weighted average tax equivalent yields of the Bank’s AFS investment securities at December 31, 2021. Yields on AFS securities have been computed based on amortized cost.

	Principal Maturing (1) (2)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipals	$2,541	3.40%	$92,919	3.03%	$98,187	3.32%	$133,524	3.13%
Pass-through mortgage securities	—	—	321	2.58	1	6.18	182,635	1.16
Collateralized mortgage obligations	—	—	—	—	—	—	106,082	1.11
Corporate bonds	—	—	—	—	118,108	1.81	—	—
	$2,541	3.40%	$93,240	3.03%	$216,296	2.50%	$422,241	1.77%

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

(2) Yields on AFS securities have been computed based on amortized cost.

During 2021 and 2020, the Bank sold $70.6 million and $61.9 million, respectively, of mortgage-backed securities at a gain of $1.1 million and $2.6 million, respectively.

During 2021, the Bank received cash dividends of $1.0 million on its FRB and FHLB stock, representing an average yield of 5.04%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
(in thousands)	2021	2020
Commercial and industrial	$90,386	$100,015
SBA PPP	30,534	139,487
Commercial mortgages:
Multifamily	864,207	776,976
Other	700,872	513,176
Owner-occupied	171,533	130,919
Residential mortgages:
Closed end	1,202,374	1,316,727
Revolving home equity	44,139	54,005
Consumer and other	991	2,149
	3,105,036	3,033,454
Allowance for credit losses	(29,831)	(33,037)
	$3,075,205	$3,000,417

Maturity information for loans outstanding at December 31, 2021 is set forth below. Adjustable rate loans have varying repricing dates.

	Maturity
	Within One Year	After One But Within Five Years		After Five But Within Fifteen Years		After Fifteen Years		Total
(in thousands)		Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
Commercial and industrial	$41,711	$21,768	$15,466	$11,008	$433	$—	$—	$90,386
SBA PPP	264	30,270	—	—	—	—	—	30,534
Commercial mortgages:
Multifamily	22	8,389	559	101,526	456,917	35,631	261,163	864,207
Other	12,885	95,231	15,843	229,960	154,974	23,893	168,086	700,872
Owner-occupied	116	1,883	2,823	68,724	28,337	352	69,298	171,533
Residential mortgages:
Closed end	279	8,035	143	82,601	16,925	555,015	539,376	1,202,374
Revolving home equity	2,949	—	14,920	1,978	24,287	—	5	44,139
Consumer and other	555	266	170	—	—	—	—	991
	$58,781	$165,842	$49,924	$495,797	$681,873	$614,891	$1,037,928	$3,105,036

Asset Quality. Information about the Corporation’s risk elements is set forth below. Risk elements include nonaccrual loans, other real estate owned, loans that are contractually past due 30 days or more and TDRs, and present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.

	December 31,
(in thousands)	2021	2020
Loans, excluding troubled debt restructurings:
Past due 30 through 89 days	$460	$1,422
Past due 90 days or more and still accruing	—	—
Nonaccrual	1,235	628
	1,695	2,050
Troubled debt restructurings:
Performing according to their modified terms	554	815
Past due 30 through 89 days	—	—
Past due 90 days or more and still accruing	—	—
Nonaccrual	—	494
	554	1,309
Total past due, nonaccrual and restructured loans:
Restructured and performing according to their modified terms	554	815
Past due 30 through 89 days	460	1,422
Past due 90 days or more and still accruing	—	—
Nonaccrual	1,235	1,122
	2,249	3,359
Other real estate owned	—	—
	$2,249	$3,359

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

Loan Risk Ratings. Risk ratings of the Corporation’s loans are set forth in the tables below. Risk ratings are defined in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K. Deposit account overdrafts are not assigned a risk rating and appear as “not rated” in the following tables.

	December 31, 2021
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$90,124	$262	$—	$—	$—	$—	$90,386
SBA PPP	30,534	—	—	—	—	—	30,534
Commercial mortgages:
Multifamily	856,510	1,260	—	6,437	—	—	864,207
Other	695,040	—	—	5,832	—	—	700,872
Owner-occupied	171,533	—	—	—	—	—	171,533
Residential mortgages:
Closed end	1,199,999	488	—	1,887	—	—	1,202,374
Revolving home equity	44,139	—	—	—	—	—	44,139
Consumer and other	890	—	—	—	—	101	991
	$3,088,769	$2,010	$—	$14,156	$—	$101	$3,105,036

	December 31, 2020
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$90,276	$7,350	$529	$1,860	$—	$—	$100,015
SBA PPP	139,487	—	—	—	—	—	139,487
Commercial mortgages:
Multifamily	764,376	6,039	—	6,561	—	—	776,976
Other	505,892	1,403	—	5,881	—	—	513,176
Owner-occupied	122,491	6,094	—	2,334	—	—	130,919
Residential mortgages:
Closed end	1,315,467	298	—	962	—	—	1,316,727
Revolving home equity	53,223	414	—	368	—	—	54,005
Consumer and other	864	—	—	229	—	1,056	2,149
	$2,992,076	$21,598	$529	$18,195	$—	$1,056	$3,033,454

Allowance and Provision for Credit Losses. The ACL decreased by $3.2 million during 2021 amounting to $29.8 million, or .96% of total loans, on December 31, 2021, compared to $33.0 million, or 1.09% of total loans, at December 31, 2020. The decrease in the reserve coverage ratio was mainly due to improvements in economic conditions, asset quality and other portfolio metrics. Nonaccrual loans, TDRs and loans past due 30 through 89 days remain at low levels.

During 2021, the Bank had loan chargeoffs of $1.2 million, recoveries of $573,000 and recorded a credit provision for credit losses of $2.6 million. The credit provision was largely attributable to improvements in current and forecasted economic conditions and historical loss rates, partially offset by net chargeoffs of $633,000 and growth in commercial mortgages.

During 2020, the Bank had loan chargeoffs of $2.7 million, recoveries of $584,000 and recorded a provision for credit losses of $3.0 million. The provision was largely attributable to the pandemic and included $4.2 million related to higher historical loss rates and economic conditions and $2.1 million for net chargeoffs, partially offset by a decline in outstanding loan balances of residential and commercial mortgages.

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

The following table sets forth balances and credit ratios of the Bank’s loan portfolio.

	December 31,
(dollars in thousands)	2021		2020
Total loans outstanding	$3,105,036		$3,033,454
Average loans outstanding	2,976,061		3,110,512
Allowance for credit losses	29,831		33,037
Total nonaccrual loans	1,235		1,122
Net chargeoffs	633		2,146

Allowance for credit losses as a percentage of total loans	.96%		1.09%
Nonaccrual loans as a percentage of total loans	.04%		.04%
Net chargeoffs as a percentage of average loans outstanding	.02%		.07%
Allowance for credit losses as a multiple of nonaccrual loans	24.2	x	29.4	x

The following table sets forth net chargeoffs by loan type, average loans during the period and the percentage of net chargeoffs over average loans.

	December 31,
	2021			2020
	Net	Average	% of Average	Net	Average	% of Average
(dollars in thousands)	Chargeoffs	Loans	Loans	Chargeoffs	Loans	Loans
Commercial and industrial	$102	$82,749	0.12%	$764	$111,770	0.68%
SBA PPP	—	108,771	—	—	109,194	—
Commercial mortgages:
Multifamily	544	778,349	0.07	298	782,795	0.04
Other	—	553,015	—	501	448,347	0.11
Owner-occupied	74	156,499	0.05	—	132,664	—
Residential mortgages:
Closed end	167	1,245,892	0.01	526	1,465,417	0.04
Revolving home equity	(254)	50,109	(0.51)	56	58,699	0.10
Consumer and other	—	677	—	1	1,626	0.06
	$633	$2,976,061	0.02%	$2,146	$3,110,512	0.07%

The following table sets forth the allocation of the Bank’s total ACL by loan type.

	December 31,
	2021		2020
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and industrial	$888	2.9%	$1,416	3.3%
SBA PPP	46	1.0	209	4.6
Commercial mortgages:
Multifamily	8,154	27.8	9,474	25.6
Other	6,478	22.6	4,913	16.9
Owner-occupied	2,515	5.6	1,905	4.3
Residential mortgages:
Closed end	11,298	38.7	14,706	43.4
Revolving home equity	449	1.4	407	1.8
Consumer and other	3.0		7.1
	$29,831	100.0%	$33,037	100.0%

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at December 31, 2021. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has started to improve, the pace of the recovery is slow and remains uncertain. These challenges may result in higher drawdowns by customers on the Bank’s lending commitments and higher past due and nonaccrual loans, TDRs and credit losses.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits were $3.3 billion at December 31, 2021, substantially unchanged from the prior year end. Growth in noninterest-bearing checking deposits of $192.9 million, or 16.0%, was more than offset by a decrease in time deposits of $205.5 million, or 47.3%. The decrease in time deposits includes the repayment of $150 million of brokered CDs used in a cash flow hedge which expired in May 2021.

The aggregate amount of uninsured deposits (amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $2.0 billion and $1.9 billion at December 31, 2021 and 2020, respectively.

The following table sets forth the remaining maturity of uninsured time deposits, by account.

(in thousands)	December 31, 2021
3 months or less	$6,341
Over 3 through 6 months	2,883
Over 6 through 12 months	1,598
Over 12 months	7,476
$18,298

Borrowings include short-term and long-term FHLB borrowings and borrowings under repurchase agreements. Total borrowings increased $5.2 million from $306.1 million in 2020 to $311.3 million at year-end 2021. The increase is comprised of an increase in short-term borrowings of $64.9 million, offset by a decrease in long-term debt of $59.7 million. Short-term borrowings are used to offset the seasonal outflow of deposits. Short-term FHLB borrowings totaled $125 million at December 31, 2021 and included $75 million in overnight advances and $50 million in three-month advances used to hedge an interest rate swap. The decrease in long-term debt includes maturities of $20.0 million and early extinguishments of $39.7 million. The early extinguishments resulted in a loss of $1.0 million in 2021.

Capital. Stockholders’ equity totaled $413.8 million at December 31, 2021, an increase of $6.7 million from $407.1 million at December 31, 2020. The increase was primarily attributable to net income of $43.1 million, partially offset by dividends declared of $18.4 million and shares repurchased of $14.5 million.

The Corporation and the Bank elected to adopt the CBLR framework in 2020. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s ROE was 10.34%, 10.47% and 10.61% for the years ended December 31, 2021, 2020 and 2019, respectively and its ROA was 1.04%, 1.00% and .99%, respectively. Book value per share increased 4.1% during 2021 to $17.81 at December 31, 2021. Book value per share was $17.11 and $16.26 at December 31, 2020 and 2019, respectively.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at December 31, 2021 was 10.23%. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase up to $65 million in shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During 2021, the Corporation repurchased 679,873 shares of its common stock at a total cost of $14.5 million. Total repurchases completed since the commencement of the program amount to 2,820,473 shares at a cost of $62.1 million.

In January 2022, the Corporation’s Board of Directors approved a new stock repurchase program which authorizes the Corporation to purchase up to $30 million of its shares from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate.

Cash Flows and Liquidity

Cash Flows. During 2021, the Corporation’s cash and cash equivalent position decreased by $167.5 million, from $211.2 million at December 31, 2020 to $43.7 million at December 31, 2021. The decrease occurred primarily because cash used to purchase securities and BOLI, originate loans, repurchase common stock and pay cash dividends exceeded cash provided by paydowns of securities and loans and operations.

Liquidity. The Bank has a board committee-approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

Based on securities and loan collateral in place at the FRBNY and FHLBNY, the Bank had borrowing capacity of approximately $1.8 billion at December 31, 2021, which includes $269 million of unencumbered AFS securities.

Off-Balance Sheet Arrangements and Contractual Obligations. Commitments to extend credit and letters of credit arise in the normal course of the Bank’s business of meeting the financing needs of its customers and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity, small business credit scored and certain other lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements.

The Bank's exposure to credit loss in the event of non-performance by the other party to financial instruments for commitments to extend credit and letters of credit is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit, and generally uses the same credit policies for letters of credit, as it does for on-balance sheet instruments such as loans.

The Corporation believes that its current sources of liquidity are more than sufficient to fulfill the obligations it has at December 31, 2021 pursuant to off-balance sheet arrangements and contractual obligations.

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

In utilizing interest rate sensitivity modeling to project net interest income and calculate EVE, management makes a variety of estimates and assumptions which include the following: (1) how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will change in response to projected changes in market interest rates; (2) future cash flows, including prepayments of mortgage assets and calls of municipal securities; (3) cash flow reinvestment assumptions; (4) appropriate discount rates to be applied to loan, deposit and borrowing cash flows; and (5) decay or runoff rates for nonmaturity deposits such as checking, savings,

NOW and money market accounts. The repricing of loans and borrowings and the reinvestment of loan and security cash flows are generally assumed to be impacted by the full amount of each assumed rate change, while the repricing of nonmaturity deposits is not. For nonmaturity deposits, management makes estimates of how much and when it will need to change the rates paid on the Bank’s various nonmaturity deposit products in response to changes in general market interest rates. These estimates are based on product type, management’s experience with needed deposit rate adjustments in prior interest rate change cycles, the results of a nonmaturity deposit study conducted by an independent consultant and updated on a periodic basis and management’s assessment of competitive conditions in its marketplace.

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at December 31, 2021 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending December 31, 2022 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.1 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending December 31, 2022 and calculations of EVE at December 31, 2021 assuming rate changes of plus 100, 200 and 300 bps and minus 100 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at December 31, 2021		Net Interest Income for 2022
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
+ 300 basis point rate shock	$644,940	-9.3%	$98,523	-8.3%
+ 200 basis point rate shock	674,470	-5.2%	101,895	-5.1%
+ 100 basis point rate shock	702,907	-1.2%	105,105	-2.1%
Base case (no rate change)	711,399	—	107,386	—
- 100 basis point rate shock	643,947	-9.5%	102,800	-4.3%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended December 31, 2022 because cost of funds on overnight borrowings would immediately increase and the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive. In addition, the Bank’s securities portfolio, excluding corporate bonds, and a significant portion of its loan portfolio does not immediately reprice with changes in market rates. An immediate decrease in interest rates of 100 bps could also negatively impact the Bank’s net interest income and EVE for the same time period due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in thousands)	2021	2020
Assets:
Cash and cash equivalents	$43,675	$211,182
Investment securities available-for-sale, at fair value	734,318	662,722

Loans:
Commercial and industrial	90,386	100,015
SBA Paycheck Protection Program	30,534	139,487
Secured by real estate:
Commercial mortgages	1,736,612	1,421,071
Residential mortgages	1,202,374	1,316,727
Home equity lines	44,139	54,005
Consumer and other	991	2,149
	3,105,036	3,033,454
Allowance for credit losses	(29,831)	(33,037)
	3,075,205	3,000,417
Restricted stock, at cost	21,524	20,814
Bank premises and equipment, net	37,523	38,830
Right-of-use asset - operating leases	8,438	12,212
Bank-owned life insurance	107,831	85,432
Pension plan assets, net	19,097	20,109
Deferred income tax benefit	3,987	1,375
Other assets	17,191	16,048
	$4,068,789	$4,069,141
Liabilities:
Deposits:
Checking	$1,400,998	$1,208,073
Savings, NOW and money market	1,685,410	1,679,161
Time	228,837	434,354
	3,315,245	3,321,588
Short-term borrowings	125,000	60,095
Long-term debt	186,322	246,002
Operating lease liability	11,259	13,046
Accrued expenses and other liabilities	17,151	21,292
	3,654,977	3,662,023
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,240,596 and 23,790,589 shares	2,324	2,379
Surplus	93,480	105,547
Retained earnings	320,321	295,622
	416,125	403,548
Accumulated other comprehensive income (loss), net of tax	(2,313)	3,570
	413,812	407,118
	$4,068,789	$4,069,141

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (dollars in thousands, except per share data)	2021	2020	2019
Interest and dividend income:
Loans	$106,266	$109,492	$117,171
Investment securities:
Taxable	8,162	11,873	15,212
Nontaxable	8,531	9,851	11,467
	122,959	131,216	143,850
Interest expense:
Savings, NOW and money market deposits	4,414	9,097	18,563
Time deposits	5,712	10,977	14,494
Short-term borrowings	1,427	1,574	3,261
Long-term debt	4,599	7,540	7,363
	16,152	29,188	43,681
Net interest income	106,807	102,028	100,169
Provision (credit) for credit losses	(2,573)	3,006	33
Net interest income after provision (credit) for credit losses	109,380	99,022	100,136

Noninterest income:
Investment services income	1,222	2,180	2,010
Service charges on deposit accounts	2,925	2,962	3,214
Net gains on sales of securities	1,104	2,556	14
Other	7,323	6,388	5,373
	12,574	14,086	10,611
Noninterest expense:
Salaries and employee benefits	39,753	37,288	37,111
Occupancy and equipment	15,338	12,370	11,904
Debt extinguishment	1,021	2,559	—
Other	12,535	11,364	11,949
	68,647	63,581	60,964
Income before income taxes	53,307	49,527	49,783
Income tax expense	10,218	8,324	8,228
Net income	$43,089	$41,203	$41,555

Weighted average:
Common shares	23,655,635	23,859,119	24,663,726
Dilutive stock options and restricted stock units	107,348	53,915	184,800
	23,762,983	23,913,034	24,848,526
Earnings per share:
Basic	$1.82	$1.73	$1.68
Diluted	$1.81	$1.72	$1.67

Cash dividends declared per share	$0.78	$0.74	$0.70

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (in thousands)	2021	2020	2019

Net income	$43,089	$41,203	$41,555

Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(10,633)	3,543	14,142
Change in funded status of pension plan	(1,341)	1,571	3,525
Change in net unrealized loss on derivative instruments	3,535	(867)	(3,289)
Other comprehensive income (loss) before income taxes	(8,439)	4,247	14,378
Income tax expense (benefit)	(2,556)	1,272	4,343
Other comprehensive income (loss)	(5,883)	2,975	10,035
Comprehensive income	$37,206	$44,178	$51,590

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2019	25,422,740	$2,542	$145,163	$249,922	$(9,440)	$388,187
Net income				41,555		41,555
Other comprehensive income					10,035	10,035
Repurchase of common stock	(1,686,100)	(169)	(38,002)			(38,171)
Shares withheld upon the vesting
and conversion of RSUs	(41,018)	(4)	(850)			(854)
Common stock issued under stock
compensation plans	150,988	15	570			585
Common stock issued under
dividend reinvestment and stock
purchase plan	88,022	9	1,813			1,822
Stock-based compensation			3,050			3,050
Cash dividends declared				(17,101)		(17,101)
Balance, December 31, 2019	23,934,632	2,393	111,744	274,376	595	389,108
Effect of adopting ASU 2016-13				(2,325)		(2,325)
Balance at January 1, 2020 as
adjusted for change in
accounting principle	23,934,632	2,393	111,744	272,051	595	386,783
Net income				41,203		41,203
Other comprehensive income					2,975	2,975
Repurchase of common stock	(377,200)	(38)	(7,897)			(7,935)
Shares withheld upon the vesting
and conversion of RSUs	(66,142)	(6)	(1,521)			(1,527)
Common stock issued under stock
compensation plans	249,414	25	625			650
Common stock issued under
dividend reinvestment and stock
purchase plan	49,885	5	808			813
Stock-based compensation			1,788			1,788
Cash dividends declared				(17,632)		(17,632)
Balance, December 31, 2020	23,790,589	2,379	105,547	295,622	3,570	407,118
Net income				43,089		43,089
Other comprehensive loss					(5,883)	(5,883)
Repurchase of common stock	(679,873)	(68)	(14,433)			(14,501)
Shares withheld upon the vesting
and conversion of RSUs	(18,822)	(2)	(359)			(361)
Common stock issued under stock
compensation plans	105,674	11	259			270
Common stock issued under
dividend reinvestment and stock
purchase plan	43,028	4	831			835
Stock-based compensation			1,635			1,635
Cash dividends declared				(18,390)		(18,390)
Balance, December 31, 2021	23,240,596	$2,324	$93,480	$320,321	$(2,313)	$413,812

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$43,089	$41,203	$41,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(2,573)	3,006	33
Credit provision for deferred income taxes	(56)	(1,331)	(1,212)
Depreciation and amortization of premises and equipment	4,905	4,195	4,078
Amortization of right-of-use asset - operating leases	3,774	2,177	2,140
Premium amortization on investment securities, net	2,247	1,852	1,264
Net gain on sales of securities	(1,104)	(2,556)	(14)
Loss on debt extinguishment	1,021	2,559	—
Stock-based compensation expense	1,635	1,788	3,050
Accretion of cash surrender value on bank-owned life insurance	(2,399)	(2,313)	(2,194)
Pension expense (credit)	(329)	(263)	404
Decrease in other liabilities	(2,522)	(3,751)	(38)
Other decreases (increases)	3,093	(531)	921
Net cash provided by operating activities	50,781	46,035	49,987
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	71,695	64,453	21,983
Proceeds from maturities and redemptions	113,736	146,063	151,214
Purchases	(268,803)	(171,447)	(95,905)
Held-to-maturity securities:
Proceeds from maturities and redemptions	—	—	3,184
Purchases	—	—	(1,609)
Net decrease (increase) in loans	(72,215)	152,649	73,568
Net decrease (increase) in restricted stock	(710)	10,085	9,787
Purchases of bank-owned life insurance	(20,000)	—	—
Purchases of premises and equipment, net	(7,697)	(3,008)	(2,875)
Net cash provided by (used in) investing activities	(183,994)	198,795	159,347
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(6,343)	177,572	59,044
Net increase (decrease) in short-term borrowings	64,905	(130,615)	(198,213)
Proceeds from long-term debt	—	120,000	48,945
Repayment of long-term debt	(60,701)	(214,029)	(73,500)
Proceeds from issuance of common stock, net of shares withheld	607	(188)	1,420
Repurchases of common stock	(14,501)	(7,935)	(38,171)
Cash dividends paid	(18,261)	(17,421)	(17,249)
Net cash used in financing activities	(34,294)	(72,616)	(217,724)
Net (decrease) increase in cash and cash equivalents	(167,507)	172,214	(8,390)
Cash and cash equivalents, beginning of year	211,182	38,968	47,358
Cash and cash equivalents, end of period	$43,675	$211,182	$38,968
Supplemental Cash Flow Disclosures:
Cash paid for interest	$16,713	$29,500	$43,520
Cash paid for income taxes	11,650	7,582	8,867
Operating cash flows from operating leases	2,475	2,796	2,547
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	923	16,483
Cash dividends payable	4,648	4,519	4,308
Bank premises transferred to held-for-sale	3,796	—	—
Held-to-maturity securities transferred to available-for-sale	—	—	3,949

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of The First of Long Island Corporation and its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly: The First of Long Island Agency, Inc.; FNY Service Corp.; and The First of Long Island REIT, Inc. (“REIT”). The Corporation’s financial condition and operating results principally reflect those of the Bank and its subsidiaries. The consolidated entity is referred to as the “Corporation,” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances have been eliminated.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2018-14 “Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU modifies certain disclosure requirements pertaining to defined benefit plans as part of the FASB’s disclosure framework project intended to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. The adoption of the ASU on January 1, 2021 modified the Corporation’s disclosures but did not impact its financial position or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions that generally mature within 90 days.

Investment Securities

Current accounting standards require that investment securities be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”) or trading. The trading category is not applicable to any securities in the Bank's portfolio because the Bank does not buy or hold debt or equity securities principally for the purpose of selling in the near term. HTM securities, or debt securities which the Bank has the intent and ability to hold to maturity, are reported at amortized cost. AFS securities, or debt securities which are neither HTM securities nor trading securities, are reported at fair value, with unrealized gains and losses, net of the related income tax effect, included in other comprehensive income (loss) (“OCI”). Equity securities, if any, are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

Management measures expected credit losses on HTM debt securities, if any, on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses.

For AFS securities in an unrealized loss position, management first evaluates whether the decline in fair value has resulted from an actual or estimated credit loss event. Management considers the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss is likely, management then assesses whether it has the intent to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost and determines the present value of cash flows expected to be collected from the security as compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an allowance is recorded for the estimated credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in OCI. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.

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

For loans collectively evaluated for credit loss, management segregates its loan portfolio into distinct pools, certain of which are combined in reporting loans outstanding by class of loans: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) closed end residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. Historical loss information from the Bank’s own loan portfolio from December 31, 2007 to present provides a basis for management’s assessment of expected credit losses. The choice of a historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final ACL. Due to the extensive loss data available, management selected the vintage approach to measure the historical loss component of credit losses for most of its loan pools. For the revolving home equity and small business credit scored pools, the migration approach was selected to measure historical losses. No historical loss method was applied to the SBA PPP loan pool which is 100% guaranteed by the federal government.

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, GDP, vacancies, average growth in pools of loans, delinquencies or other factors associated with the financial assets. The allowance for SBA PPP loans represents an estimate of potential loss due to documentation and processing deficiencies. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

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

Bank Premises and Equipment and Operating Leases

Land is carried at cost. Other bank premises and equipment are carried at cost less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method over their estimated useful lives, which range from 31 to 40 years. Building and leasehold improvements are depreciated using the straight-line method over the remaining lives of the buildings or leases, as applicable, or their estimated useful lives, whichever is shorter. The lives of the respective leases range from five years to fifteen years. Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three years to ten years. Premises and equipment held-for-sale, if any, is included in “other assets” on the Corporation’s consolidated balance sheets and carried at the lower of cost or fair value.

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

Other Real Estate Owned

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs and is included in other assets on the consolidated balance sheets. Chargeoffs recorded at the time of acquisition are charged to the ACL. Subsequently, decreases in the property’s estimated fair value are charged to earnings and credited to a valuation allowance and recoveries in fair value are credited to earnings and charged to the valuation allowance. Such adjustments to earnings are included in other noninterest expense along with any additional property maintenance costs incurred in owning the property. Rental income received from tenants of other real estate owned is included in other noninterest income.

Long-term Assets

Premises and equipment, intangible assets, BOLI and other long-term assets, if any, are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit. The face amount of these items represents the exposure to loss, before considering collateral held or ability to repay. The Bank estimates credit losses on off-balance sheet credit exposures by considering the likelihood of an outstanding commitment converting into an outstanding loan and applying historical loss factors used on similar portfolio segments, unless the obligation is unconditionally cancellable by the Bank. The ACL on off-balance sheet credit exposures is recorded in the line item “Accrued expenses and other liabilities” in the consolidated balance sheets and totaled $492,000 and $410,000, respectively, at December 31, 2021 and 2020. The ACL is adjusted through a provision (credit) for credit loss expense which is included in the line item “other noninterest expense” in the consolidated statements of income and amounted to $82,000, ($195,000) and $29,000 in 2021, 2020 and 2019, respectively. Off-balance sheet credit instruments are recorded on the balance sheet when they are funded or drawn down.

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

Retirement Plans

Pension expense is the sum of service cost, interest cost, amortization of actuarial gains and losses and plan expenses, net of the expected return on plan assets and participant contributions. The service cost component of pension expense is included in salaries and employee benefits on the consolidated statements of income. All other components of pension expense are included in other noninterest income. Employee 401(k) plan expense is equal to the amount of the Corporation’s matching contributions and is included in salaries and employee benefits in the consolidated statements of income.

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

Investment Services

Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements. The Bank records investment services fees on the accrual basis.

Reclassifications

When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

Earnings Per Share

The Corporation calculates basic and diluted earnings per share (“EPS”) using the treasury stock method. Basic EPS excludes the dilutive effect of outstanding stock options and restricted stock units (“RSUs”) and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and RSUs were converted into shares of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive stock options and RSUs. 25,519 RSUs were excluded from the calculation of EPS at December 31, 2020, because their inclusion would be anti-dilutive. There were no anti-dilutive stock options or RSUs at December 31, 2021 or 2019. Other than the stock options and RSUs described in “Note I – Stock-Based Compensation,” the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

Stock-based Compensation

The Corporation’s stock-based compensation plans are described in “Note I – Stock-Based Compensation.” Compensation cost is determined for stock options and RSUs issued to employees and non-employee directors based on the grant date fair value of the award.

Compensation expense for RSUs is recognized over the applicable performance or service period, which is usually the vesting period. Compensation expense is adjusted at the end of the performance period, if applicable, to reflect the actual number of shares of the Corporation’s common stock into which the RSUs will be converted. Compensation expense for stock options, if any, is recognized over the five year vesting period. The Corporation accounts for forfeitures as they occur.

Comprehensive Income

Comprehensive income includes net income and OCI. OCI includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. OCI for the Corporation consists of net unrealized holding gains or losses on AFS securities and derivative instruments and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated OCI is recognized as a separate component of stockholders’ equity.

The following sets forth the components of accumulated OCI, net of tax:

	Current Period Change due to
		Other
	Balance	Comprehensive	Balance
(in thousands)	12/31/20	Income (Loss)	12/31/21
Unrealized holding gains on AFS securities	$9,425	$(7,470)	$1,955
Unrealized actuarial losses on pension plan	(2,153)	(903)	(3,056)
Unrealized loss on derivative instruments	(3,702)	2,490	(1,212)
Accumulated other comprehensive income (loss), net of tax	$3,570	$(5,883)	$(2,313)

The components of OCI and the related tax effects are as follows:

(in thousands)	2021	2020	2019
Change in net unrealized holding gains (losses) on AFS securities:
Change arising during the period	$(9,529)	$6,099	$14,156
Reclassification adjustment for gains included in net income (1)	(1,104)	(2,556)	(14)
	(10,633)	3,543	14,142
Tax effect	(3,163)	1,063	4,242
	(7,470)	2,480	9,900
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	(1,341)	1,571	3,173
Amortization of net actuarial loss included in pension expense (2)	—	—	352
	(1,341)	1,571	3,525
Tax effect	(438)	470	1,083
	(903)	1,101	2,442
Change in unrealized loss on derivative instruments:
Amount of gain (loss) recognized during the period	668	(4,835)	(4,116)
Reclassification adjustment for net interest expense included in
net income (3)	2,867	3,968	827
	3,535	(867)	(3,289)
Tax effect	1,045	(261)	(982)
	2,490	(606)	(2,307)
Other comprehensive income (loss)	$(5,883)	$2,975	$10,035

(1) Represents net realized gains arising from the sale of AFS securities, included in the consolidated statements of income in the line item “Net gains on sales of securities.” See “Note B – Investment Securities” for the income tax expense related to these net realized gains, included in the consolidated statements of income in the line item “Income tax expense.”

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

Impact of Issued But Not Yet Effective Accounting Standards

There were no issued but not yet effective pronouncements at December 31, 2021 that could materially impact the Corporation’s financial position, results of operations or disclosures.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at December 31, 2021 and 2020.

	2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals	$315,747	$11,600	$(176)	$327,171
Pass-through mortgage securities	187,494	54	(4,591)	182,957
Collateralized mortgage obligations	109,254	67	(3,239)	106,082
Corporate bonds	119,000	—	(892)	118,108
	$731,495	$11,721	$(8,898)	$734,318

	2020
State and municipals	$348,260	$15,951	$—	$364,211
Pass-through mortgage securities	128,843	2,881	(4)	131,720
Collateralized mortgage obligations	53,163	599	(51)	53,711
Corporate bonds	119,000	—	(5,920)	113,080
	$649,266	$19,431	$(5,975)	$662,722

At December 31, 2021 and 2020, investment securities with a carrying value of $425.0 million and $380.7 million, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2021 and 2020.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2021 and 2020 presented by length of time the securities had been in a continuous unrealized loss position.

	2021
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipals	$18,429	$(176)	$—	$—	$18,429	$(176)
Pass-through mortgage securities	179,575	(4,529)	1,641	(62)	181,216	(4,591)
Collateralized mortgage obligations	99,305	(3,239)	—	—	99,305	(3,239)
Corporate bonds	87,620	(380)	30,488	(512)	118,108	(892)
Total temporarily impaired	$384,929	$(8,324)	$32,129	$(574)	$417,058	$(8,898)

	2020
Pass-through mortgage securities	$1,871	$(4)	$—	$—	$1,871	$(4)
Collateralized mortgage obligations	24,970	(51)	—	—	24,970	(51)
Corporate bonds	—	—	113,080	(5,920)	113,080	(5,920)
Total temporarily impaired	$26,841	$(55)	$113,080	$(5,920)	$139,921	$(5,975)

Following is a discussion of unrealized losses by type of security, none of which are considered impaired at December 31, 2021.

State and Municipals

At December 31, 2021, approximately $18.4 million of state and municipal bonds had an unrealized loss of $176,000. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At December 31, 2021, pass-through mortgage securities of approximately $181.2 million had an unrealized loss of $4.6 million. These securities were issued by a U.S. government-sponsored agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At December 31, 2021, collateralized mortgage obligations of approximately $99.3 million had an unrealized loss of $3.2 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At December 31, 2021, approximately $118.1 million of corporate bonds had an unrealized loss of $892,000. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley, and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds provided a fixed interest rate for a period of two years or three years and now reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at December 31, 2021.

Sales of AFS Securities. Sales of AFS securities were as follows:

(in thousands)	2021	2020	2019
Proceeds	$71,695	$64,453	$21,983

Gains	$1,120	$2,556	$138
Losses	(16)	—	(124)
Net gains	$1,104	$2,556	$14

The income tax expense related to these net realized gains was $340,000, $766,000 and $4,000 in 2021, 2020 and 2019, respectively, and is included in the consolidated statements of income in the line item “Income tax expense.”

Sales of HTM Securities. The Bank did not have any securities classified as HTM in 2021 and 2020. During 2019, the Bank did not sell any securities that were classified as HTM.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at December 31, 2021 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$2,536	$2,541
After 1 through 5 years	90,502	92,919
After 5 through 10 years	213,617	216,295
After 10 years	128,092	133,524
Mortgage-backed securities	296,748	289,039
	$731,495	$734,318

NOTE C – LOANS

The following table sets forth the loans outstanding by class of loans for the periods indicated.

	December 31,
(in thousands)	2021	2020
Commercial and industrial	$90,386	$100,015
SBA PPP	30,534	139,487
Commercial mortgages:
Multifamily	864,207	776,976
Other	700,872	513,176
Owner-occupied	171,533	130,919
Residential mortgages:
Closed end	1,202,374	1,316,727
Revolving home equity	44,139	54,005
Consumer and other	991	2,149
	$3,105,036	$3,033,454

The following tables present the activity in the ACL for the years ended December 31, 2021, 2020 and 2019.

(in thousands)	Balance at 1/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 12/31/2021
Commercial and industrial	$1,416	$307	$205	$(426)	$888
SBA PPP	209	—	—	(163)	46
Commercial mortgages:
Multifamily	9,474	544	—	(776)	8,154
Other	4,913	—	—	1,565	6,478
Owner-occupied	1,905	165	91	684	2,515
Residential mortgages:
Closed end	14,706	189	22	(3,241)	11,298
Revolving home equity	407	—	254	(212)	449
Consumer and other	7	1	1	(4)	3
	$33,037	$1,206	$573	$(2,573)	$29,831

(in thousands)	Balance at 1/1/2020	Impact of ASC 326 Adoption	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 12/31/2020
Commercial and industrial	$1,493	$(244)	$1,283	$519	$931	$1,416
SBA PPP	—	—	—	—	209	209
Commercial mortgages:
Multifamily	7,151	1,059	298	—	1,562	9,474
Other	3,498	(47)	502	1	1,963	4,913
Owner-occupied	921	778	—	—	206	1,905
Residential mortgages:
Closed end	15,698	1,356	558	32	(1,822)	14,706
Revolving home equity	515	(6)	86	30	(46)	407
Consumer and other	13	(8)	3	2	3	7
	$29,289	$2,888	$2,730	$584	$3,006	$33,037

(in thousands)	Balance at 1/1/2019	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 12/31/2019
Commercial and industrial	$1,158	$841	$39	$1,137	$1,493
Commercial mortgages:
Multifamily	5,851	—	—	1,300	7,151
Other	3,783	—	—	(285)	3,498
Owner-occupied	743	—	—	178	921
Residential mortgages:
Closed end	18,844	433	1	(2,714)	15,698
Revolving home equity	410	358	—	463	515
Consumer and other	49	1	11	(46)	13
	$30,838	$1,633	$51	$33	$29,289

The credit provision recorded in 2021 was mainly due to improvements in economic conditions, asset quality and other portfolio metrics, partially offset by an increase in outstanding commercial mortgage loans and net charge-offs. The provision recorded in 2020 was mainly due to the effects of the pandemic.

Aging of Loans. The following tables present the aging of loans past due and loans in nonaccrual status by class of loans.

	December 31, 2021
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$128	$—	$—	$—	$—	$128	$90,258	$90,386
SBA PPP	259	—	—	—	—	259	30,275	30,534
Commercial mortgages:
Multifamily	—	—	—	—	—	—	864,207	864,207
Other	—	—	—	—	—	—	700,872	700,872
Owner-occupied	—	—	—	—	—	—	171,533	171,533
Residential mortgages:
Closed end	—	—	—	—	1,235	1,235	1,201,139	1,202,374
Revolving home equity	—	—	—	—	—	—	44,139	44,139
Consumer and other	73	—	—	—	—	73	918	991
	$460	$—	$—	$—	$1,235	$1,695	$3,103,341	$3,105,036

	December 31, 2020
Commercial and industrial	$65	$—	$—	$—	$—	$65	$99,950	$100,015
SBA PPP	—	—	—	—	—	—	139,487	139,487
Commercial mortgages:
Multifamily	—	—	—	—	—	—	776,976	776,976
Other	—	—	—	—	—	—	513,176	513,176
Owner-occupied	—	—	—	—	494	494	130,425	130,919
Residential mortgages:
Closed end	1,357	—	—	—	261	1,618	1,315,109	1,316,727
Revolving home equity	—	—	—	—	367	367	53,638	54,005
Consumer and other	—	—	—	—	—	—	2,149	2,149
	$1,422	$—	$—	$—	$1,122	$2,544	$3,030,910	$3,033,454

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at December 31, 2021, 2020 or 2019.

Accrued interest receivable from loans totaled $8.0 million and $9.7 million at December 31, 2021 and 2020, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

Loans to Directors and Executive Officers. At December 31, 2021 and 2020, there were no outstanding loans to directors, including their immediate families and companies in which they are principal owners or executive officers.

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

The Bank did not modify any loans in TDRs during 2021, 2020 or 2019.

At December 31, 2019, the Bank had a reserve of $14,000 allocated to specific TDRs. No ACL was allocated to specific troubled debt restructurings at December 31, 2021 or 2020. The Bank had no commitments to lend additional amounts to loans that were classified as troubled debt restructurings.

There were no TDRs for which there was a payment default during 2021, 2020 and 2019 that were modified during the 12 month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Risk Characteristics. Credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions including those arising from the pandemic, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by real estate mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of New York City (“NYC”), and a large percentage of these loans are mortgage loans secured by properties located in those areas. The primary sources of repayment for residential and commercial mortgage loans include employment and other income of the borrowers, the businesses of the borrowers and cash flows from the underlying properties. In the case of multifamily mortgage loans, a substantial portion of the underlying properties are rent stabilized or rent controlled. These sources of repayment are dependent on the strength of the local economy. In addition, the pandemic continues to present substantial challenges for the Bank and its customers. These challenges may result in a deterioration in collateral values and higher past due and nonaccrual loans, TDRs and credit losses.

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

The Bank's loan risk rating and review policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans. The requirements include details of the scope of coverage and selection process based on loan-type and risk rating. The Bank reviews at least 80% of its commercial real estate loan portfolio on an annual basis. Lines of credit are also reviewed annually at each proposed reaffirmation. The frequency of the review of other loans is determined by minimum principal balance thresholds and the Bank’s ongoing assessments of the borrower’s condition.

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

The following table presents the amortized cost basis of loans by class of loans and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	December 31, 2021
	Term Loans by Origination Year						Revolving
(in thousands)	2021	2020	2019	2018	2017	Prior	Loans (1)	Total
Commercial and industrial:
Pass	$31,934	$20,652	$8,156	$5,399	$1,653	$3,905	$18,425	$90,124
Watch	—	262	—	—	—	—	—	262
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$31,934	$20,914	$8,156	$5,399	$1,653	$3,905	$18,425	$90,386
SBA PPP:
Pass	$30,270	$264	$—	$—	$—	$—	$—	$30,534
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$30,270	$264	$—	$—	$—	$—	$—	$30,534
Commercial mortgages – multifamily:
Pass	$184,201	$40,535	$144,587	$151,581	$132,986	$202,313	$307	$856,510
Watch	—	—	—	—	—	1,260	—	1,260
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	6,437	—	—	6,437
Doubtful	—	—	—	—	—	—	—	—
	$184,201	$40,535	$144,587	$151,581	$139,423	$203,573	$307	$864,207
Commercial mortgages – other:
Pass	$232,990	$119,712	$39,638	$47,253	$38,322	$217,050	$75	$695,040
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,832	—	5,832
Doubtful	—	—	—	—	—	—	—	—
	$232,990	$119,712	$39,638	$47,253	$38,322	$222,882	$75	$700,872
Commercial mortgages – owner-occupied:
Pass	$63,810	$20,576	$42,661	$2,995	$7,563	$33,870	$58	$171,533
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$63,810	$20,576	$42,661	$2,995	$7,563	$33,870	$58	$171,533
Residential mortgages:
Pass	$182,933	$39,417	$18,421	$210,889	$267,922	$480,417	$44,139	$1,244,138
Watch	—	—	—	—	—	488	—	488
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	920	—	967	—	1,887
Doubtful	—	—	—	—	—	—	—	—
	$182,933	$39,417	$18,421	$211,809	$267,922	$481,872	$44,139	$1,246,513
Consumer and other:
Pass	$29	$—	$113	$—	$13	$144	$591	$890
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	101	101
	$29	$—	$113	$—	$13	$144	$692	$991

Total Loans	$726,167	$241,418	$253,576	$419,037	$454,896	$946,246	$63,696	$3,105,036

(1)Includes commercial and industrial and residential mortgage lines converted to term of $4.5 million and $8.8 million, respectively.

NOTE D – PREMISES AND EQUIPMENT AND OPERATING LEASES

Premises and equipment. Bank premises and equipment consist of the following:

	December 31,
(in thousands)	2021	2020
Land	$8,459	$9,308
Buildings and improvements	28,838	32,020
Leasehold improvements	11,421	15,141
Furniture and equipment	34,782	35,827
Construction in process	493	237
	83,993	92,533
Accumulated depreciation and amortization	(46,470)	(53,703)
	$37,523	$38,830

In December 2021, the Bank transferred certain premises and facilities located in Glen Head to held-for-sale as part of the corporate office consolidation plan. The fair values of land and buildings held-for-sale of $848,000 and $2.9 million, respectively, are included in the line item “Other assets” in the consolidated balance sheets. A lower-of-cost-or-market charge of $250,000 is included in “other noninterest expense” in the consolidated income statements.

Operating Leases. The Bank leases certain branch and back-office locations under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2028 and had a weighted average remaining term of 5.81 and 6.39 years at December 31, 2021 and 2020, respectively. Many of the Bank’s leases include renewal options of up to ten years. The exercise of lease renewal options is at the Bank’s sole discretion.

The weighted average discount rate for leases in place at December 31, 2021 and 2020 was 2.93% and 3.00%, respectively. Leases with an initial term of 12 months or less are not recorded on the balance sheet. There were no short-term leases in 2021. The Bank had two such leases during 2020 and recognized rent expense for these leases on a straight-line basis over the lease term. During 2021, the Bank recorded rent, depreciation and asset disposal charges of $3.1 million related to the closing of eight branches under its branch optimization strategy. During 2020, the Bank closed three leased branches and recorded $148,000 in termination charges. The 2021 and 2020 branch closing charges are included in “occupancy and equipment expense” in the consolidated statements of income.

Rental payments required by the Bank’s lease agreements may increase over time based on certain variable components such as real estate taxes and common area maintenance charges.

The components of rent expense were as follows:

	December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$4,462	$2,605	$2,632
Variable lease cost	405	608	455
Short-term lease cost	—	103	3
	$4,867	$3,316	$3,090

The following is a maturity analysis of the operating lease liability.

Year (dollars in thousands)	December 31, 2021
2022	$2,470
2023	2,193
2024	2,037
2025	1,793
2026	1,503
Thereafter	2,239
Total lease payments	12,235
Less: interest	976
$11,259

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2021.

Year (dollars in thousands)	Total
2022	$96,599
2023	40,928
2024	29,476
2025	14,706
2026	14,499
Thereafter	32,629
$228,837

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $54.0 million and $118.0 million at December 31, 2021 and 2020, respectively. Deposits from executive officers, directors and their affiliates at December 31, 2021 and 2020 were approximately $9.1 million and $12.2 million, respectively.

NOTE F – BORROWED FUNDS

The following table summarizes borrowed funds.

	December 31,
(in thousands)	2021	2020
Short-term borrowings:
Securities sold under repurchase agreements	$—	$10,095
Federal Home Loan Bank advances	125,000	50,000
	125,000	60,095
Long-term debt:
Federal Home Loan Bank advances	186,322	246,002
	$311,322	$306,097

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the consolidated balance sheets and amounted to $336,000 and $458,000 at December 31, 2021 and 2020, respectively.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements are short-term, fixed rate financing arrangements.

The following table sets forth information concerning securities sold under repurchase agreements.

(dollars in thousands)	2021	2020
Average daily balance during the year	$3,918	$9,944
Average interest rate during the year	0.06%	0.05%
Maximum month-end balance during the year	$9,900	$13,362
Weighted average interest rate at year end	—	0.05%

There were no securities sold under repurchase agreements outstanding at December 31, 2021.

Federal Home Loan Bank Advances. FHLB advances are collateralized by a blanket lien on residential and commercial mortgage loans with a lendable value of $2.2 billion and $2.1 billion at December 31, 2021 and 2020, respectively. Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty.

The following table sets forth information concerning FHLB advances.

(dollars in thousands)	2021	2020
Average daily balance during the year	$277,274	$447,981
Average interest rate during the year	1.72%	1.84%
Maximum month-end balance during the year	$311,322	$547,472
Weighted average interest rate at year end	1.27%	1.74%

The following table sets forth as of December 31, 2021 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities beyond five years at December 31, 2021.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate
Overnight	$75,000	0.34%
2022	$125,322	1.43%
2023	58,500	1.70
2024	42,500	1.63
2025	—	—
2026	10,000	2.12
	236,322	1.56%
	$311,322	1.27%

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2021, 2020 and 2019 had effective tax rates of 19.2%, 16.8% and 16.5%, respectively. The following table sets forth a reconciliation of the statutory federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	2.1	0.7	0.5
Tax-exempt income, net of disallowed cost of funding	(3.3)	(4.0)	(4.6)
BOLI income	(0.9)	(1.0)	(0.9)
Excess tax benefit of stock-based compensation	0.1	—	(0.1)
Non-deductible officer compensation	—	—	0.5
Other	0.2	0.1	0.1
	19.2%	16.8%	16.5%

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$8,807	$8,703	$8,799
State and local	1,467	952	641
	10,274	9,655	9,440
Deferred:
Federal	(76)	(747)	(876)
State and local	20	(584)	(336)
	(56)	(1,331)	(1,212)
	$10,218	$8,324	$8,228

Net Deferred Tax Asset. The following table sets forth the components of the Corporation’s net deferred tax asset.

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses and off-balance sheet credit exposure	$9,323	$10,278
Operating lease liability	3,469	4,015
Accrued bonuses and severance	1,262	893
Stock-based compensation	689	779
Unrealized loss on interest rate swaps	538	1,583
Contract incentive	339	543
Net operating loss carryforwards	54	132
Asset writedown	51	51
Retirement expense	44	45
Interest on nonperforming loans	38	20
	15,807	18,339
Valuation allowance	—	—
	15,807	18,339
Deferred tax liabilities:
Prepaid pension	5,874	6,203
Right-of-use asset	2,599	3,758
Deferred loan costs	1,529	1,958
Unrealized gains on AFS securities	868	4,031
Depreciation	791	989
Prepaid expenses	159	25
	11,820	16,964
Net deferred tax asset	$3,987	$1,375

The Corporation had no material unrecognized tax benefits at December 31, 2021, 2020 or 2019. The Corporation has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

The Corporation is subject to Federal, New York State, NYC, New Jersey and Connecticut income taxes. The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2021, 2020 or 2019. During 2020, the New York State Department of Taxation and Finance completed an examination of the Corporation’s 2016, 2017, and 2018 state income tax returns with a de minimis amount due relating to 2016. The tax years 2019, 2020 and 2021 remain open to examination by New York State. The tax years 2018 through 2021 remain open to examination by the Internal Revenue Service, NYC, New Jersey and Connecticut.

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

The Corporation’s and the Bank’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2021 and 2020 are presented in the tables below.

	2021
	Actual Capital		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$417,615	10.23%	$346,965	8.50%
Bank	417,258	10.23	346,751	8.50

	2020
	Actual Capital		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$405,819	9.97%	$325,634	8.00%
Bank	406,038	9.98	325,511	8.00

Other Matters. A source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2022, the Bank could, without prior approval, declare dividends of approximately $29.7 million plus any 2022 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System may require banks to maintain reserves against certain deposit balances. The Bank’s average reserve requirement for 2020 was approximately $7.4 million. There was no reserve requirement in 2021.

NOTE I – STOCK-BASED COMPENSATION

On April 20, 2021, the stockholders of the Corporation approved the 2021 Equity Incentive Plan (“2021 Plan”). Upon approval of the 2021 Plan, no further awards could be made under the 2014 Equity Incentive Plan (“2014 Plan”).

2021 Plan. Under the 2021 Plan, awards may be granted to employees and non-employee directors as stock options, restricted stock awards or RSUs, with a one year minimum vesting period for at least 95% of the awards granted. All awards granted under the 2021 Plan will immediately vest upon an involuntary termination following a change in control, total and permanent disability, as defined, or death.

2014 Plan. Under the 2014 Plan, awards were granted to employees and non-employee directors as non-qualified stock options, restricted stock awards, and RSUs. Substantially all of the awards granted under the 2014 Plan were RSUs. All awards granted under the 2014 Plan will immediately vest upon an involuntary termination following a change in control, total and permanent disability, as defined, or death, and with certain exceptions, will immediately vest in the event of retirement, as defined.

The Corporation has 750,000 shares of common stock reserved for awards under the 2021 Plan, plus 23,167 shares that remained available for grant as full value RSUs or restricted stock awards under the 2014 Plan. RSUs granted under the 2014 Plan that expire or are forfeited after April 20, 2021 will be added to the number of shares of common stock reserved for issuance of awards under the 2021 Plan. At December 31, 2021, 765,862 equity awards remain available to be granted under the 2021 Plan.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at December 31, 2021.

Total
Number of RSUs:
Vested and convertible at December 31, 2021	52,226
Scheduled to vest during:
2022	80,384
2023	29,489
2024	43,760
2025	1,500
207,359

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2021 and 2022 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs. The fair values of awards made in 2021, 2020 and 2019, as well as the assumptions utilized in determining such values, is presented below.

	2021
	Performance-Based			Service-Based
	Vesting			Vesting
Grant date fair value	$15.31			$15.31	to	$20.54
Market price on grant date	$16.83			$16.83	to	$21.58
Expected annual dividend	$0.76			$0.76	to	$0.80
Expected term (in years)	2.0			1.0	to	3.0
Risk-free interest rate	0.13%			0.08%	to	0.52%
	2020
Grant date fair value	$21.30			$14.32	to	$21.30
Market price on grant date	$23.10			$16.46	to	$23.10
Expected annual dividend	$0.72			$0.72	to	$0.76
Expected term (in years)	2.0			2.0	to	5.0
Risk-free interest rate	1.41%			0.23%	to	1.41%
	2019
Grant date fair value	$19.48	to	$22.00	$19.40	to	$22.00
Market price on grant date	$20.85	to	$22.71	$20.85	to	$22.71
Expected annual dividend	$0.68	to	$0.72	$0.68	to	$0.72
Expected term (in years)	2.0			2.0	to	5.0
Risk-free interest rate	1.43%	to	2.56%	1.43%	to	2.56%

In January 2022, 117,114 RSUs were awarded under the 2021 Plan, including 66,968 performance-based RSUs and 50,146 service-based RSUs.

The following table presents a summary of RSUs outstanding at December 31, 2021 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2021	164,996	$20.95
Granted	147,313	16.20
Converted	(81,959)	21.40
Forfeited	(22,991)	18.16
Outstanding at December 31, 2021	207,359	$17.70	0.85	$4,477
Vested and Convertible at December 31, 2021	52,226	$18.37	—	$1,116

The performance-based RSUs granted in 2021 and 2020 have a maximum payout potential of 1.50 shares of the Corporation’s common stock for each RSU awarded. All other RSUs outstanding at December 31, 2021 have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded.

RSUs outstanding at December 31, 2021 include 52,226 RSUs that were vested and convertible into common stock at year end and 155,133 RSUs that are currently expected to vest and become convertible in the future. The total intrinsic value of RSUs converted in 2021, 2020 and 2019 was $1.6 million, $3.6 million and $2.2 million, respectively.

Fair Value of Stock Options. The grant date fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. All outstanding stock options were expensed in prior years.

Stock Option Activity. The following table presents a summary of options outstanding at December 31, 2021 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (yrs.)	(in thousands)
Outstanding at January 1, 2021	11,031	$13.18
Exercised	(10,281)	12.90
Outstanding and exercisable at December 31, 2021	750	$17.06	3.43	$3

All options outstanding at December 31, 2021 are fully vested. The total intrinsic value of options exercised in 2021, 2020 and 2019 was $55,000, $329,000 and $453,000, respectively. Cash received from option exercises in 2021, 2020 and 2019, was $133,000, $526,000 and $452,000, respectively. Tax benefits from stock option exercises were $17,000, $99,000 and $136,000 in 2021, 2020 and 2019, respectively.

Compensation Expense. The Corporation recorded compensation expense for share-based payments of $1.6 million, $1.8 million and $3.1 million in 2021, 2020 and 2019, respectively, and related income tax benefits of $420,000, $536,000 and $913,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2021, there was $1.5 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.26 years.

Other. No cash was used to settle stock options in 2021, 2020 or 2019. The Corporation uses newly issued shares to settle stock option exercises and for the conversion of RSUs. During 2021, 2020 and 2019, 6,580, 7,785 and 5,884 shares, respectively, of the Corporation’s common stock were issued to members of the Board of Directors in payment of director fees. In April 2020, the Corporation awarded 38,064 shares of common stock to its Directors under the 2014 Plan with immediate vesting and a total grant date fair value of $547,000.

NOTE J – RETIREMENT PLANS

The Bank has a 401(k) plan and a defined benefit pension plan (“Pension Plan” or “Plan”). Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute, on a tax-deferred basis, up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's tax deferred contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $519,000, $524,000 and $459,000 for 2021, 2020 and 2019, respectively.

An internal management committee (the “Committee”) oversees the affairs of the Pension Plan and acts as named fiduciary. The Committee has retained Vanguard Group, Inc., including its subsidiaries and affiliates (“Vanguard”), to act as discretionary investment agent, trustee and custodian for the Plan. Vanguard has formulated investment recommendations customized to meet the Committee’s objectives and, after approval by the Committee, such investment recommendations are incorporated into the investment guidelines and policies contained in the investment management agreement between the Bank and Vanguard (the “Investment Management Agreement”). The Committee utilizes a formal Investment Policy Statement which includes the investment guidelines and policies contained in the Investment Management Agreement. The Investment Policy Statement is periodically revised by the Committee as deemed appropriate.

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

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2021, 2020 and 2019 and the benefit cost for each of the Plan years then ended.

	2021	2020	2019
Weighted average assumptions used to determine the
benefit obligation at year end:
Discount rate	2.97%	2.67%	3.55%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost:
Discount rate	2.67%	3.55%	4.53%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	5.25%	5.50%	5.50%

The increase in the discount rate from 2.67% in 2020 to 2.97% in 2021 decreased the projected benefit obligation at December 31, 2021 by approximately $2.4 million. In calculating the benefit obligation at December 31, 2021, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2020, was adjusted to reflect Scale MP-2021. The updated mortality table increased the projected benefit obligation at December 31, 2021 by approximately $177,000.

The decrease in the discount rate from 3.55% in 2019 to 2.67% in 2020 increased the projected benefit obligation at December 31, 2020 by approximately $6.1 million. In calculating the benefit obligation at December 31, 2020, the mortality table previously utilized, RP-2014 Healthy Annuitant/Employee Mortality Table with Projection Scale MP-2019, was adjusted to reflect Scale MP-2020. The updated mortality table decreased the projected benefit obligation at December 31, 2020 by approximately $350,000.

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

(in thousands)	2021	2020	2019
Service cost plus expected expenses and net of expected plan
participant contributions	$2,131	$1,647	$1,268
Interest cost	1,454	1,647	1,785
Expected return on plan assets	(3,914)	(3,557)	(3,001)
Amortization of net actuarial loss	—	—	352
Net pension cost (credit)	$(329)	$(263)	$404

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

(in thousands)	2021	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$55,642	$47,471	$40,470
Service cost	2,340	1,844	1,447
Interest cost	1,454	1,647	1,785
Benefits paid	(2,264)	(1,919)	(1,985)
Assumption changes	(2,173)	5,771	5,200
Experience loss and other	1,588	828	554
Projected benefit obligation at end of year	56,587	55,642	47,471

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	75,751	65,746	55,624
Actual return on plan assets	1,906	11,657	11,854
Employer contributions	—	—	—
Plan participant contributions	413	383	356
Benefits paid	(2,264)	(1,919)	(1,985)
Expenses	(122)	(116)	(103)
Fair value of plan assets at end of year	75,684	75,751	65,746
Funded status at end of year	$19,097	$20,109	$18,275
Accumulated benefit obligation	$52,362	$51,541	$44,544

During 2021, the Bank did not make a contribution to the Plan and the Bank has no minimum required pension contribution for the Plan year ending September 30, 2022. Its maximum tax-deductible contribution for the tax year beginning January 1, 2022 is $11.1 million. The Bank does not expect to make a contribution in 2022.

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

The Plan’s actual asset allocations, target allocations and expected long-term rates of return by asset category are set forth in the following tables.

	December 31, 2021
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	0.3%	<1.00%
Equity mutual funds	20% - 30%	28.2%	5.3% to 7.7%
Fixed income mutual funds	70% - 80%	71.5%	2.5% to 3.7%
		100.0%	3.3% to 4.8%

	December 31, 2020
Cash equivalents	0% - 1%	0.2%	<1.00%
Equity mutual funds	20% - 30%	26.5%	6.2% to 8.6%
Fixed income mutual funds	70% - 80%	73.3%	2.1% to 3.3%
		100.0%	3.2% to 4.7%

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

At December 31, 2021, the equity and fixed income components of Plan assets consist of the following Vanguard institutional funds:

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

Fair Value of Plan Assets. The fair value of Plan assets at December 31, 2021 and 2020 is summarized below.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$195	$—	$195	$—
Total cash equivalents	195	—	195	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	12,792	12,792	—	—
Vanguard Total International Stock Index Fund (VTSNX)	8,560	8,560	—	—
Total equity mutual funds	21,352	21,352	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	40,183	40,183	—	—
Vanguard Long-Term Treasury Index Fund (VLGIX)	13,954	13,954	—	—
Total fixed income mutual funds	54,137	54,137	—	—
Total Plan Assets	$75,684	$75,489	$195	$—

December 31, 2020:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$160	$—	$160	$—
Total cash equivalents	160	—	160	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	11,964	11,964	—	—
Vanguard Total International Stock Index Fund (VTSNX)	8,128	8,128	—	—
Total equity mutual funds	20,092	20,092	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	41,244	41,244	—	—
Vanguard Long-Term Treasury Index Fund (VLGIX)	14,255	14,255	—	—
Total fixed income mutual funds	55,499	55,499	—	—
Total Plan Assets	$75,751	$75,591	$160	$—

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2021 and 2020. On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in “Note M – Fair Value of Financial Instruments” to these consolidated financial statements.

At December 31, 2021 and 2020, the Plan’s cash and cash equivalents amounted to 0.3% and 0.2%, respectively, of the Plan’s total assets and represented investments in the Vanguard Prime Money Market Mutual Fund.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (dollars in thousands)	Amount
2022	$2,478
2023	2,717
2024	2,895
2025	3,005
2026	3,095
2027 - 2031	16,700

Retirement plan expense for the discontinued Supplemental Executive Retirement Plan was $157,000 in 2020 and was de minimis in 2019.

NOTE K – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows. Certain prior year amounts have been reclassified to conform to the current presentation.

(in thousands)	2021	2020	2019
Computer services	$1,646	$1,619	$1,155
Telecommunications	1,658	1,564	1,367
Director Fees	1,375	1,262	699

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

Financial instruments whose contract amounts represent credit risk are as follows:

	2021		2020
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$52,414	$239,924	$37,085	$215,581
Standby letters of credit	3,933	—	4,246	—

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity, small business and commercial lines of credit are a large component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused lines of credit, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination and small business lines generally have a three year term. Other real estate loan commitments generally expire within 60 to 90 days and commercial line commitments generally expire within one year. At December 31, 2021, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 2.25% to 3.85% and maturities of ten years or more. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, securities, deposit accounts with the Bank or other financial institutions and security interests in business assets and equipment.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through September 2031. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2021 varied from 84% to 100% of the contractual notional amount of each instrument, with the average amount of collateral totaling 98% of the aggregate outstanding notional amount. Standby letters of credit are considered financial guarantees and are recorded at fair value.

Employment Agreements. At December 31, 2021, the Corporation’s chief executive officer and executive vice presidents, collectively referred to as the senior executives, have employment agreements with the Corporation under which they are entitled to severance compensation in the event that their employment is terminated without cause or they terminate their employment following an event constituting Good Reason, as defined. The chief executive officer’s employment agreement has a term of three years beginning January 1, 2020. Each of the other senior executives has an employment agreement with a term of two years and various effective dates. These two year and three year employment agreements automatically renew for an additional period of one year on January 1 of each year unless the Corporation gives written notice of non-renewal at least 30 days prior to such date. Notwithstanding the foregoing, each of these employment agreements expire on December 31 of the calendar year in which the executive attains normal retirement age (“Retirement Age Termination Date”), which for these purposes is age 65. At the appropriate time and at its option, the Corporation can extend the employment agreements for two years beyond their retirement age termination dates. The current aggregate annual salaries provided for in these employment agreements is $2.5 million.

Litigation. From time to time the Corporation may be a named defendant in legal actions incidental to the business. For some of these actions there is always a possibility that the Corporation will sustain a financial loss. There was no outstanding litigation at December 31, 2021.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2021or 2020.

The fair values of the Corporation’s financial assets and liabilities measured at fair value on a recurring basis are set forth in the table that follows. The fair values of AFS securities are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities. Where no significant other observable inputs were available, Level 3 inputs were used. The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date resulting in a Level 2 classification.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Financial Assets:
AFS Securities:
State and municipals	$327,171	$—	$326,201	$970
Pass-through mortgage securities	182,957	—	182,957	—
Collateralized mortgage obligations	106,082	—	106,082	—
Corporate bonds	118,108	—	118,108	—
	$734,318	$—	$733,348	$970
Financial Liabilities:
Derivative - interest rate swaps	$1,750	$—	$1,750	$—

December 31, 2020:
Financial Assets:
AFS Securities:
State and municipals	$364,211	$—	$362,776	$1,435
Pass-through mortgage securities	131,720	—	131,720	—
Collateralized mortgage obligations	53,711	—	53,711	—
Corporate bonds	113,080	—	113,080	—
	$662,722	$—	$661,287	$1,435
Financial Liabilities:
Derivative - interest rate swap	$5,285	$—	$5,285	$—

State and municipal available-for-sale securities measured using Level 3 inputs. The Bank held six non-rated bond anticipation notes with a book value of $1.0 million at December 31, 2021. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at December 31, 2021.

There were no assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020.

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

The following table sets forth the carrying amounts and estimated fair values of financial instruments that are not recorded at fair value in the Corporation’s financial statements at December 31, 2021 and 2020.

		December 31, 2021		December 31, 2020
(in thousands)	Level of Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$43,675	$43,675	$211,182	$211,182
Loans	Level 3	3,075,205	3,048,791	3,000,417	2,998,325
Restricted stock	n/a	21,524	n/a	20,814	n/a

Financial Liabilities:
Checking deposits	Level 1	1,400,998	1,400,998	1,208,073	1,208,073
Savings, NOW and money market deposits	Level 1	1,685,410	1,685,410	1,679,161	1,679,161
Time deposits	Level 2	228,837	232,973	434,354	444,155
Short-term borrowings	Level 1	125,000	125,000	60,095	60,095
Long-term debt	Level 2	186,322	188,413	246,002	253,617

NOTE N – REVENUE FROM CONTRACTS WITH CUSTOMERS

The noninterest income section of the consolidated statements of income includes the following types of revenues earned from the Bank's contracts with customers.

Investment Services Revenues. Customer assets are held in a fiduciary capacity and the Bank provides various services to those customers as it transitions its remaining accounts to the LPL Financial platform. The services are performed for customers over time, requiring a time-based measure of progress. Fees are assessed based on market values of customer assets held or under management as of a certain point in time, and income cannot be estimated prior to the end of the measurement period. Volatility in equity and other market values will impact the amount of revenue that will be earned. Fees are generally earned and collected on a monthly or quarterly basis, accrued to income as earned and included in the consolidated statements of income in the line item "Investment services income."

Deposit Account Revenues. Fees are earned and collected on a monthly basis for account maintenance and activity-based service charges on deposit accounts. The services are performed for customers over time, requiring a time-based measure of progress. Customers may be required to maintain minimum balances and average balances. Additional fees may also be earned for overdrafts, replacement of debit cards, bill payment, lockbox services and ACH services and are earned and collected as transactions take place. All deposit account fees are accrued to income as earned, either monthly or at the point of sale, and included in the consolidated statements of income in the line item "Service charges on deposit accounts."

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $2.6 million, $2.0 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Other items included in “Other noninterest income,” such as BOLI income, non-service components of net pension cost, real estate tax refunds and gains on sales of fixed assets are outside of the scope of ASC 606.

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

The Bank entered into a five year interest rate swap with a notional amount totaling $50 million on January 17, 2019, which was designated as a cash flow hedge of certain FHLB advances and included in short-term borrowings on the consolidated balance sheets. The swap was determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swap is recorded in other liabilities, with changes in fair value net of related income taxes recorded in OCI. The amount included in accumulated OCI would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap.

On May 22, 2021 a second interest rate swap with a notional amount totaling $150 million expired and the Bank paid off $150 million of brokered certificates of deposit (“CDs”) used in the cash flow hedge.

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	December 31, 2021	December 31, 2020
Notional amount	$50 million	$200 million
Weighted average fixed pay rate	2.62%	2.83%
Weighted average 3-month LIBOR receive rate	0.13%	0.22%
Weighted average maturity	2.05 Years	1.06 Years

Interest expense recorded on the swap transactions, which totaled $2.9 million, $4.0 million and $827,000 for 2021, 2020 and 2019, respectively, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to the swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable rate liabilities. During 2021, 2020 and 2019, the Corporation had $2.9 million, $4.0 million and $827,000, respectively, of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $734,000 will be reclassified as an increase to interest expense.

The following table presents the net gains (losses) recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the years indicated.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Interest rate contracts:
Amount of gain (loss) recognized in OCI (effective portion)	$668	$(4,835)	$(4,116)
Amount of loss reclassified from OCI to interest expense	2,867	3,968	827
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—

The following table reflects the amounts relating to interest rate swaps included in the consolidated balance sheets.

	December 31, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets or other liabilities		$—	$1,750		$—	$5,285
Interest rate swap hedging brokered CDs	$—			$150,000
Interest rate swap hedging FHLB advances	$50,000			$50,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swaps is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swaps is a net liability position, the Bank may be required to post collateral to the counterparty. At December 31, 2021, the Bank was in compliance with the collateral posting provisions to its counterparty. The total amount of collateral posted was approximately $4.0 million. If the Bank had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreement at the termination value.

NOTE P – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
Assets:
Cash and due from banks	$987	$997
Investment in subsidiary bank, at equity	413,455	407,337
Prepaid income taxes	3,120	1,871
Deferred income tax benefits	889	1,422
Other assets	24	24
	$418,475	$411,651
Liabilities:
Other liabilities	$15	$14
Cash dividends payable	4,648	4,519
	4,663	4,533
Stockholders' equity:
Common stock	2,324	2,379
Surplus	93,480	105,547
Retained earnings	320,321	295,622
	416,125	403,548
Accumulated other comprehensive income (loss), net of tax	(2,313)	3,570
	413,812	407,118
	$418,475	$411,651

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income:
Dividends from subsidiary bank	$33,200	$25,100	$55,750
Interest on deposits with subsidiary bank	3	3	—
	33,203	25,103	55,750

Expenses:
Salaries	1,365	1,241	3,050
Other operating expenses	661	951	442
	2,026	2,192	3,492

Income before income taxes	31,177	22,911	52,258
Income tax expense (benefit)	89	(570)	(755)
Income before undistributed earnings of subsidiary bank	31,088	23,481	53,013
Equity in undistributed earnings	12,001	17,722	(11,458)
Net income	$43,089	$41,203	$41,555

Comprehensive income	$37,206	$44,178	$51,590

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$43,089	$41,203	$41,555
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiary bank	—	—	11,458
Undistributed earnings of subsidiary bank	(12,001)	(17,722)	—
Deferred income tax provision	533	495	7
Stock-based compensation expense	1,635	1,788	3,050
Increase (decrease) in other liabilities	1	(1)	(119)
Other increases	(1,112)	(941)	(815)
Net cash provided by operating activities	32,145	24,822	55,136

Cash Flows From Investing Activities:
Capital contributions to Bank subsidiary	—	—	—

Cash Flows From Financing Activities:
Repurchase of common stock	(14,501)	(7,935)	(38,171)
Proceeds from issuance of common stock, net of shares withheld	607	(188)	1,420
Cash dividends paid	(18,261)	(17,421)	(17,249)
Net cash provided by (used in) financing activities	(32,155)	(25,544)	(54,000)
Net increase (decrease) in cash and cash equivalents*	(10)	(722)	1,136
Cash and cash equivalents, beginning of year	997	1,719	583
Cash and cash equivalents, end of year	$987	$997	$1,719

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$4,648	$4,519	$4,308

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

Shareholders and the Board of Directors of

The First of Long Island Corporation

Glen Head, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework:(2013) issued by COSO.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative loss factors (“Q-factors”). We consider management’s application of the Q-factors in the allowance for credit losses to be a critical audit matter due to the extent of audit effort and degree of auditor judgment required to evaluate the Q-factors given the volume and nature of inputs and the significant management judgment required.

To address this matter, we tested the design and operating effectiveness of the Company's controls related to the Q-factors, including the following:

•Management’s application of qualitative and quantitative judgments related to the Q-factors and the resulting allocation to the allowance for credit losses

•Management's review over the completeness and accuracy of the data used as the basis for the Q-factors

•Management's testing over the mathematical accuracy of the allowance for credit losses

•Management committee review of the allowance for credit losses and provision for credit losses

Our substantive procedures related to the Q-factors included the following:

•Evaluating the reasonableness of management’s application of Q-factors and the resulting allocation to the allowance for credit losses

•Testing the completeness and accuracy of certain data used in the qualitative factor calculations

•Testing the mathematical accuracy of the allowance for credit loss calculation

/s/ CROWE LLP
Crowe LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 11, 2022

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

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by COSO. Based on the assessment, management determined that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021 in their report which appears on page 64.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2022 that was filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2022 that was filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2022 that was filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2022 that was filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 19, 2022 that was filed with the SEC.

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

Consolidated Statements of Comprehensive Income

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

(a) 2. Financial Statement Schedules

None applicable.

(a) 3. Listing of Exhibits

See Index of Exhibits that follows.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) of Registrant’s Form 10-Q filed May 10, 2018)
3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed April 25, 2017)
4(vi)	Description of Registrant’s Common Stock(incorporated by reference to Exhibit 4(vi) of Registrant’s Form 10-K filed March 10, 2020)
10.1	The First of Long Island Corporation 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 17, 2014)
10.2	The First of Long Island Corporation 2021 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 12, 2021)
10.3	The First of Long Island Corporation 2016 Cash Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2016)
10.4	Amended and Restated Employment Agreement between Registrant and Christopher Becker, as amended (incorporated by reference to Exhibit 10.12 of Registrant’s Form 8-K filed February 18, 2022)
10.5

Employment Agreement between Registrant and Jay P. McConie (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed January 3, 2020 and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

10.6

Employment Agreement between Registrant and Christopher J. Hilton (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed March 15, 2019and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

10.7

Employment Agreement between Registrant and Janet T. Verneuille (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed August 9, 2019and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

10.8

Employment Agreement between Registrant and Susanne Pheffer (incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed March 12, 2021and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

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
101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 11, 2022	By /s/ CHRISTOPHER BECKER
CHRISTOPHER BECKER, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
JAY P. MCCONIE, Executive Vice President, Chief Financial Officer & Treasurer (principal financial officer)

By /s/ WILLIAM APRIGLIANO
WILLIAM APRIGLIANO, First Senior Vice President & Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 11, 2022
Walter C. Teagle III

/s/ CHRISTOPHER BECKER	Director	March 11, 2022
Christopher Becker

/s/ PAUL T. CANARICK	Director	March 11, 2022
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 11, 2022
Alexander L. Cover

/s/ JOHN J. DESMOND	Director	March 11, 2022
John J. Desmond

/s/ LOUISA M. IVES	Director	March 11, 2022
Louisa M. Ives

/s/ STEPHEN V. MURPHY	Director	March 11, 2022
Stephen V. Murphy

/s/ PETER QUICK	Director	March 11, 2022
Peter Quick

/s/ DENISE STRAIN	Director	March 11, 2022
Denise Strain

/s/ MILBREY RENNIE TAYLOR	Director	March 11, 2022
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 11, 2022
Eric Tveter