Form 10-Q
period 2022-03-31
FIRST OF LONG ISLAND CORP
filed 2022-05-05
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glen Head Road, Glen Head, NY	11545
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of April 29, 2022, the registrant had 23,125,403 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2022	2021
Assets:
Cash and cash equivalents	$85,811	$43,675
Investment securities available-for-sale, at fair value	682,984	734,318

Loans:
Commercial and industrial	103,870	90,386
SBA Paycheck Protection Program	12,377	30,534
Secured by real estate:
Commercial mortgages	1,870,546	1,736,612
Residential mortgages	1,191,691	1,202,374
Home equity lines	45,820	44,139
Consumer and other	2,021	991
	3,226,325	3,105,036
Allowance for credit losses	(30,287)	(29,831)
	3,196,038	3,075,205
Restricted stock, at cost	18,123	21,524
Bank premises and equipment, net	37,971	37,523
Right-of-use asset - operating leases	8,006	8,438
Bank-owned life insurance	108,573	107,831
Pension plan assets, net	19,129	19,097
Deferred income tax benefit	15,338	3,987
Other assets	18,705	17,191
	$4,190,678	$4,068,789
Liabilities:
Deposits:
Checking	$1,479,806	$1,400,998
Savings, NOW and money market	1,736,821	1,685,410
Time	328,763	228,837
	3,545,390	3,315,245
Short-term borrowings	50,000	125,000
Long-term debt	186,322	186,322
Operating lease liability	10,609	11,259
Accrued expenses and other liabilities	8,896	17,151
	3,801,217	3,654,977
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 23,106,070 and 23,240,596 shares	2,311	2,324
Surplus	89,362	93,480
Retained earnings	327,785	320,321
	419,458	416,125
Accumulated other comprehensive loss, net of tax	(29,997)	(2,313)
	389,461	413,812
	$4,190,678	$4,068,789

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021
Interest and dividend income:
Loans	$27,386	$26,706
Investment securities:
Taxable	1,668	1,833
Nontaxable	1,968	2,248
	31,022	30,787
Interest expense:
Savings, NOW and money market deposits	763	1,066
Time deposits	945	2,304
Short-term borrowings	441	350
Long-term debt	868	1,165
	3,017	4,885
Net interest income	28,005	25,902
Provision (credit) for credit losses	433	(986)
Net interest income after provision (credit) for credit losses	27,572	26,888

Noninterest income:
Bank-owned life insurance	742	579
Service charges on deposit accounts	726	683
Net gains on sales of securities	—	606
Other	1,956	1,664
	3,424	3,532
Noninterest expense:
Salaries and employee benefits	9,755	10,070
Occupancy and equipment	2,951	3,277
Other	3,063	3,102
	15,769	16,449
Income before income taxes	15,227	13,971

Income tax expense	3,144	2,704
Net income	$12,083	$11,267

Weighted average:
Common shares	23,178,475	23,781,326
Dilutive stock options and restricted stock units	99,214	83,423
	23,277,689	23,864,749
Earnings per share:
Basic	$0.52	$0.47
Diluted	0.52	0.47

Cash dividends declared per share	0.20	0.19

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$12,083	$11,267
Other comprehensive loss:
Change in net unrealized holding gains or losses on available-for-sale securities	(41,556)	(7,867)
Change in net unrealized loss on derivative instruments	1,547	1,614
Other comprehensive loss before income taxes	(40,009)	(6,253)
Income tax benefit	(12,325)	(1,858)
Other comprehensive loss	(27,684)	(4,395)
Comprehensive income (loss)	$(15,601)	$6,872

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2022
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	23,240,596	$2,324	$93,480	$320,321	$(2,313)	$413,812
Net income				12,083		12,083
Other comprehensive loss					(27,684)	(27,684)
Repurchase of common stock	(202,886)	(20)	(4,480)			(4,500)
Shares withheld upon the vesting
and conversion of RSUs	(25,628)	(3)	(542)			(545)
Common stock issued under
stock compensation plans	75,483	8	8			16
Common stock issued under
dividend reinvestment and
stock purchase plan	18,505	2	380			382
Stock-based compensation			516			516
Cash dividends declared				(4,619)		(4,619)
Balance, March 31, 2022	23,106,070	$2,311	$89,362	$327,785	$(29,997)	$389,461

	Three Months Ended March 31, 2021
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	23,790,589	$2,379	$105,547	$295,622	$3,570	$407,118
Net income				11,267		11,267
Other comprehensive loss					(4,395)	(4,395)
Repurchase of common stock	(107,887)	(11)	(1,989)			(2,000)
Shares withheld upon the vesting
and conversion of RSUs	(16,918)	(2)	(318)			(320)
Common stock issued under
stock compensation plans	94,627	10	152			162
Common stock issued under
dividend reinvestment and
stock purchase plan	22,341	2	416			418
Stock-based compensation			390			390
Cash dividends declared				(4,518)		(4,518)
Balance, March 31, 2021	23,782,752	$2,378	$104,198	$302,371	$(825)	$408,122

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$12,083	$11,267
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	433	(986)
Provision for deferred income taxes	974	1,234
Depreciation and amortization of premises and equipment	804	1,023
Amortization of right-of-use asset - operating leases	432	519
Premium amortization on investment securities, net	466	661
Net gain on sales of securities	—	(606)
Stock-based compensation expense	516	390
Accretion of cash surrender value on bank-owned life insurance	(742)	(579)
Pension credit	(32)	(82)
Decrease in other liabilities	(2,709)	(845)
Other increases in assets	(1,498)	(223)
Net cash provided by operating activities	10,727	11,773
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	—	54,192
Proceeds from maturities and redemptions	14,054	32,856
Purchases	(4,742)	(263,402)
Net (increase) decrease in loans	(121,266)	6,749
Net decrease in restricted stock	3,401	757
Purchases of premises and equipment, net	(1,252)	(558)
Net cash used in investing activities	(109,805)	(169,406)
Cash Flows From Financing Activities:
Net increase in deposits	230,145	215,120
Net decrease in short-term borrowings	(75,000)	(3,289)
Repayment of long-term debt	—	(20,000)
Proceeds from issuance of common stock, net of shares withheld	(163)	231
Repurchase of common stock	(4,500)	(2,000)
Cash dividends paid	(9,268)	(9,037)
Net cash provided by financing activities	141,214	181,025
Net increase in cash and cash equivalents	42,136	23,392
Cash and cash equivalents, beginning of year	43,675	211,182
Cash and cash equivalents, end of period	$85,811	$234,574
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$2,932	$4,929
Income taxes	430	157
Operating cash flows from operating leases	720	616

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly owned subsidiaries: FNY Service Corp. and The First of Long Island Agency, Inc. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

The consolidated financial information included herein as of and for the periods ended March 31, 2022 and 2021 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2021 consolidated balance sheet was derived from the Corporation's December 31, 2021 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

Use of Estimates. In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported asset and liability balances, revenue and expense amounts, and the disclosures provided, including disclosure of contingent assets and liabilities, based on available information. Actual results could differ significantly from those estimates. Information available which could affect these judgements include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.

2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss) (“OCI”). OCI includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. OCI for the Corporation consists of unrealized holding gains or losses on available-for-sale (“AFS”) securities and derivative instruments and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated OCI is recognized as a separate component of stockholders’ equity.

The components of OCI and the related tax effects are as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Change in net unrealized holding gains or losses on available-for-sale securities:
Change arising during the period	$(41,556)	$(7,261)
Reclassification adjustment for gains included in net income (1)	—	(606)
	(41,556)	(7,867)
Tax effect	(12,800)	(2,311)
	(28,756)	(5,556)
Change in unrealized loss on derivative instrument:
Amount of gain during the period	1,248	300
Reclassification adjustment for net interest expense included in net income (2)	299	1,314
	1,547	1,614
Tax effect	475	453
	1,072	1,161
Other comprehensive loss	$(27,684)	$(4,395)

(1) Represents net realized gains arising from the sale of AFS securities. These net gains are included in the consolidated statements of income in the line item “Net gains on sales of securities.”

(2) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated OCI, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/21	Change	3/31/22
Unrealized holding gains (losses) on available-for-sale securities	$1,955	$(28,756)	$(26,801)
Unrealized actuarial loss on pension plan	(3,056)	—	(3,056)
Unrealized loss on derivative instruments	(1,212)	1,072	(140)
Accumulated other comprehensive loss, net of tax	$(2,313)	$(27,684)	$(29,997)

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$313,076	$2,389	$(6,608)	$308,857
Pass-through mortgage securities	185,139	13	(16,878)	168,274
Collateralized mortgage obligations	104,502	1	(9,817)	94,686
Corporate bonds	119,000	—	(7,833)	111,167
	$721,717	$2,403	$(41,136)	$682,984

	December 31, 2021
State and municipals	$315,747	$11,600	$(176)	$327,171
Pass-through mortgage securities	187,494	54	(4,591)	182,957
Collateralized mortgage obligations	109,254	67	(3,239)	106,082
Corporate bonds	119,000	—	(892)	118,108
	$731,495	$11,721	$(8,898)	$734,318

At March 31, 2022 and December 31, 2021, investment securities with a carrying value of $390.7 million and $425.0 million, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2022 and December 31, 2021.

There was no allowance for credit losses associated with the investment securities portfolio at March 31, 2022 or December 31, 2021.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2022
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$95,119	$(5,579)	$3,125	$(1,029)	$98,244	$(6,608)
Pass-through mortgage securities	46,412	(3,064)	120,764	(13,814)	167,176	(16,878)
Collateralized mortgage obligations	31,315	(3,033)	60,940	(6,784)	92,255	(9,817)
Corporate bonds	82,480	(5,520)	28,687	(2,313)	111,167	(7,833)
Total temporarily impaired	$255,326	$(17,196)	$213,516	$(23,940)	$468,842	$(41,136)

	December 31, 2021
State and municipals	$18,429	$(176)	$—	$—	$18,429	$(176)
Pass-through mortgage securities	179,575	(4,529)	1,641	(62)	181,216	(4,591)
Collateralized mortgage obligations	99,305	(3,239)	—	—	99,305	(3,239)
Corporate bonds	87,620	(380)	30,488	(512)	118,108	(892)
Total temporarily impaired	$384,929	$(8,324)	$32,129	$(574)	$417,058	$(8,898)

State and Municipals

At March 31, 2022, approximately $98.2 million of state and municipal bonds had an unrealized loss of $6.6 million. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The decline in value is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At March 31, 2022, approximately $167.2 million of pass-through mortgage security had an unrealized loss of $16.9 million. These securities were issued by U.S. government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At March 31, 2022, approximately $92.3 million of collateralized mortgage obligations had an unrealized loss of $9.8 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At March 31, 2022, approximately $111.2 million of the corporate bonds had an unrealized loss of $7.8 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at March 31, 2022.

Sales of AFS Securities. Sales of AFS securities were as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Proceeds	$—	$54,192

Gains	$—	$622
Losses	—	(16)
Net gain	$—	$606

Income tax expense related to the net realized gains for the three months ended March 31, 2021 was $187,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, and corporate bonds at March 31, 2022 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$8,161	$8,179
After 1 through 5 years	89,105	89,486
After 5 through 10 years	211,006	203,407
After 10 years	123,804	118,952
Mortgage-backed securities	289,641	262,960
	$721,717	$682,984

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$103,870	$90,386
SBA PPP	12,377	30,534
Commercial mortgages:
Multifamily	942,880	864,207
Other	734,259	700,872
Owner-occupied	193,407	171,533
Residential mortgages:
Closed end	1,191,691	1,202,374
Revolving home equity	45,820	44,139
Consumer and other	2,021	991
	$3,226,325	$3,105,036

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

For loans collectively evaluated for credit loss, management segregates its loan portfolio into distinct pools, certain of which are combined in reporting loans outstanding by class of loans: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) closed end residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. Historical loss information from the Bank’s own loan portfolio from December 31, 2007 to present provides a basis for management’s assessment of expected credit losses. The choice of a historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final allowance for credit losses (“ACL” or “allowance”). Due to the extensive loss data available, management selected the vintage approach to measure the historical loss component of credit losses for most of its loan pools. For the revolving home equity and small business credit scored pools, the PD/LGD (probability of default/loss given default) method is used to measure historical losses. No historical loss method was applied to the SBA PPP loan pool which is 100% guaranteed by the federal government.

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, gross domestic product (“GDP”), vacancies, average growth in pools of loans, delinquencies or other factors associated with the financial assets. The allowance for SBA PPP loans represents an estimate of potential loss due to documentation and processing deficiencies. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

Growth in commercial mortgages and commercial and industrial loans was the main driver of the provision recorded in the first quarter of 2022, partially offset by declines in historical loss rates, improvements in economic conditions and other portfolio metrics.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/2022	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 3/31/22
Commercial and industrial	$888	$4	$27	$131	$1,042
SBA PPP	46	—	—	(27)	19
Commercial mortgages:
Multifamily	8,154	—	—	230	8,384
Other	6,478	—	—	237	6,715
Owner-occupied	2,515	—	—	207	2,722
Residential mortgages:
Closed end	11,298	—	—	(282)	11,016
Revolving home equity	449	—	—	(73)	376
Consumer and other	3	—	—	10	13
	$29,831	$4	$27	$433	$30,287

(in thousands)	Balance at 1/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 3/31/21
Commercial and industrial	$1,416	$135	$12	$(150)	$1,143
SBA PPP	209	—	—	60	269
Commercial mortgages:
Multifamily	9,474	250	—	(150)	9,074
Other	4,913	—	—	54	4,967
Owner-occupied	1,905	165	91	80	1,911
Residential mortgages:
Closed end	14,706	—	—	(1,070)	13,636
Revolving home equity	407	—	—	192	599
Consumer and other	7	—	—	(2)	5
	$33,037	$550	$103	$(986)	$31,604

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	March 31, 2022
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$3	$—	$—	$—	$—	$3	$103,867	$103,870
SBA PPP	209	—	—	—	—	209	12,168	12,377
Commercial mortgages:
Multifamily	—	—	—	—	—	—	942,880	942,880
Other	—	—	—	—	—	—	734,259	734,259
Owner-occupied	—	—	—	—	—	—	193,407	193,407
Residential mortgages:
Closed end	899	—	—	—	1,235	2,134	1,189,557	1,191,691
Revolving home equity	—	2	—	—	—	2	45,818	45,820
Consumer and other	—	—	—	—	—	—	2,021	2,021
	$1,111	$2	$—	$—	$1,235	$2,348	$3,223,977	$3,226,325

	December 31, 2021
Commercial and industrial	$128	$—	$—	$—	$—	$128	$90,258	$90,386
SBA PPP	259	—	—	—	—	259	30,275	30,534
Commercial mortgages:
Multifamily	—	—	—	—	—	—	864,207	864,207
Other	—	—	—	—	—	—	700,872	700,872
Owner-occupied	—	—	—	—	—	—	171,533	171,533
Residential mortgages:
Closed end	—	—	—	—	1,235	1,235	1,201,139	1,202,374
Revolving home equity	—	—	—	—	—	—	44,139	44,139
Consumer and other	73	—	—	—	—	73	918	991
	$460	$—	$—	$—	$1,235	$1,695	$3,103,341	$3,105,036

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at March 31, 2022 or December 31, 2021.

Accrued interest receivable from loans totaled $8.6 million and $8.0 million at March 31, 2022 and December 31, 2021, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

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

The Bank did not modify any loans in a TDR during the first three months of 2022 or 2021.

At March 31, 2022 and December 31, 2021, the Bank had no allowance allocated to TDRs and no commitments to lend additional amounts in connection with loans that were classified as TDRs.

There were no TDRs for which there was a payment default during the three months ended March 31, 2022 and 2021 that were modified during the 12-month period prior to default. A loan is in payment default once it is 90 days contractually past due under the modified terms.

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

The Bank's loan risk rating and review policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans. The requirements include details of the scope of coverage and selection process based on loan-type and risk rating. The Bank reviews at least 80% of its commercial real estate portfolio on an annual basis. Lines of credit are also reviewed annually at each proposed reaffirmation. The frequency of the review of other loans is determined by minimum principal balance thresholds and the Bank’s ongoing assessments of the borrower’s condition.

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

The following table presents the amortized cost basis of loans by class of loans, vintage and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful.

	March 31, 2022
	Term Loans by Origination Year						Revolving
(in thousands)	2022	2021	2020	2019	2018	Prior	Loans (1)	Total
Commercial and industrial:
Pass	$7,746	$36,360	$17,281	$7,339	$12,620	$4,529	$17,731	$103,606
Watch	—	—	264	—	—	—	—	264
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$7,746	$36,360	$17,545	$7,339	$12,620	$4,529	$17,731	$103,870
SBA PPP:
Pass	$—	$12,165	$212	$—	$—	$—	$—	$12,377
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$12,165	$212	$—	$—	$—	$—	$12,377
Commercial mortgages – multifamily:
Pass	$116,834	$183,343	$40,310	$143,804	$143,884	$305,607	$307	$934,089
Watch	—	—	—	—	2,389	—	—	2,389
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,402	—	6,402
Doubtful	—	—	—	—	—	—	—	—
	$116,834	$183,343	$40,310	$143,804	$146,273	$312,009	$307	$942,880
Commercial mortgages – other:
Pass	$60,606	$231,887	$116,826	$38,371	$45,999	$232,584	$72	$726,345
Watch	—	—	—	—	947	1,170	—	2,117
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,797	—	5,797
Doubtful	—	—	—	—	—	—	—	—
	$60,606	$231,887	$116,826	$38,371	$46,946	$239,551	$72	$734,259
Commercial mortgages – owner-occupied:
Pass	$20,699	$63,248	$23,710	$42,385	$2,928	$40,095	$342	$193,407
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$20,699	$63,248	$23,710	$42,385	$2,928	$40,095	$342	$193,407
Residential mortgages:
Pass	$54,443	$177,591	$38,212	$17,584	$196,498	$705,005	$45,820	$1,235,153
Watch	—	—	—	—	—	483	—	483
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	917	958	—	1,875
Doubtful	—	—	—	—	—	—	—	—
	$54,443	$177,591	$38,212	$17,584	$197,415	$706,446	$45,820	$1,237,511
Consumer and other:
Pass	$375	$—	$—	$108	$—	$136	$467	$1,086
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	935	935
	$375	$—	$—	$108	$—	$136	$1,402	$2,021

Total Loans	$260,703	$704,594	$236,815	$249,591	$406,182	$1,302,766	$65,674	$3,226,325

(1) Includes commercial and industrial and residential mortgage lines converted to term of $5.9 million and $8.8 million, respectively.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at March 31, 2022 and changes during the three month period then ended. Of the 249,726 RSUs outstanding at quarter end, 91,891 are scheduled to vest during 2022.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2022	207,359	$17.70
Granted	117,114	19.96
Converted	(74,747)	18.47
Outstanding at March 31, 2022	249,726	$18.53	1.47	$4,860

As of March 31, 2022, there was $3.4 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The fair values of the Corporation’s financial assets and liabilities measured at fair value on a recurring basis are set forth in the table that follows. The fair values AFS securities are determined on a recurring basis using matrix pricing (Level 2 inputs). Matrix pricing, which is a mathematical technique widely used in the industry to value debt securities, does not rely exclusively on quoted prices for the specific securities but rather on the relationship of such securities to other benchmark quoted securities. Where no significant other observable inputs were available, Level 3 inputs were used. The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date resulting in a Level 2 classification.

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2022:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$308,857	$—	$307,855	$1,002
Pass-through mortgage securities	168,274	—	168,274	—
Collateralized mortgage obligations	94,686	—	94,686	—
Corporate bonds	111,167	—	111,167	—
	$682,984	$—	$681,982	$1,002
Financial Liabilities:
Derivative - interest rate swaps	$203	$—	$203	$—

December 31, 2021:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$327,171	$—	$326,201	$970
Pass-through mortgage securities	182,957	—	182,957	—
Collateralized mortgage obligations	106,082	—	106,082	—
Corporate bonds	118,108	—	118,108	—
	$734,318	$—	$733,348	$970
Financial Liabilities:
Derivative - interest rate swaps	$1,750	$—	$1,750	$—

State and municipal AFS securities measured using Level 3 inputs. The Bank held seven non-rated bond anticipation notes with a book value of $1.0 million at March 31, 2022. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at March 31, 2022.

Premises and Facilities. Premises and facilities held-for-sale of $3.8 million are reported in the line item “Other assets” in the consolidated balance sheets and are measured at lower of cost or fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.

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

	Level of	March 31, 2022		December 31, 2021
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$85,811	$85,811	$43,675	$43,675
Loans (1)	Level 3	3,196,038	3,064,328	3,075,205	3,048,791
Restricted stock	n/a	18,123	n/a	21,524	n/a

Financial Liabilities:
Checking deposits	Level 1	1,479,806	1,479,806	1,400,998	1,400,998
Savings, NOW and money market deposits	Level 1	1,736,821	1,736,821	1,685,410	1,685,410
Time deposits (1)	Level 2	328,763	326,036	228,837	232,973
Short-term borrowings	Level 1	50,000	50,000	125,000	125,000
Long-term debt (1)	Level 2	186,322	185,505	186,322	188,413

(1) The decrease in fair value of loans, time deposits and long-term debt are due to an increase in interest rates.

7 – DERIVATIVES

As part of its asset liability management activities, the Corporation utilizes an interest rate swap to help manage its interest rate risk position. The notional amount of an interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreement.

The Bank entered into a five year interest rate swap with a notional amount totaling $50 million on January 17, 2019, which was designated as a cash flow hedge of certain Federal Home Loan Bank (“FHLB”) advances included in short term borrowings on the consolidated balance sheets. The swap was determined to be fully effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swap is recorded in other liabilities, with changes in fair value net of related income taxes recorded in OCI. The amount included in accumulated OCI would be reclassified to current earnings should the hedge no longer be considered effective. The Corporation expects the hedge to remain fully effective during the remaining term of the swap.

The following table summarizes information about the interest rate swap designated as a cash flow hedge.

	March 31, 2022	December 31, 2021
Notional amount	$50 million	$50 million
Weighted average fixed pay rate	2.62%	2.62%
Weighted average 3-month LIBOR receive rate	0.23%	0.13%
Weighted average maturity	1.80 Years	2.05 Years

Interest expense recorded on the swap transactions, which totaled $299,000 and $1.3 million for the three months ended March 31, 2022 and 2021, respectively, is recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps will be reclassified to interest expense as interest payments are made on the Bank’s variable-rate liabilities. During the three months ended March 31, 2022, the Corporation had $299,000 of reclassifications to interest expense. During the next 12 months, the Corporation estimates that $265,000 will be reclassified as an increase to interest expense.

The following table presents the net gains and losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Interest rate contracts:
Amount of gain recognized in OCI (effective portion)	$1,248	$300
Amount of loss reclassified from OCI to interest expense	299	1,314
Amount of loss recognized in other noninterest income (ineffective portion)	—	—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheets at the periods indicated.

	March 31, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$203		$—	$1,750
Interest rate swap hedging FHLB advances	$50,000			$50,000

Credit Risk Related Contingent Features. The Bank’s agreement with its interest rate swap counterparty sets forth minimum collateral posting thresholds. If the termination value of the swap is a net asset position, the counterparty may be required to post collateral against its obligations to the Bank under the agreement. However, if the termination value of the swap is a net liability position, the Bank may be required to post collateral to the counterparty. At March 31, 2022, the Bank was in compliance with the collateral posting provisions of its counterparty. The total amount of collateral posted was approximately $3.5 million. If the Bank had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreement at the termination value.

8 – IMPACT OF ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

The pronouncements discussed in this section are not intended to be an all-inclusive list, but rather only those pronouncements that could potentially have an impact on the Corporation’s financial position, results of operations or disclosures.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2022-2 “Financial Instruments (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” which affect entities that have adopted ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“CECL”). The amendments in the ASU that relate to TDRs eliminate the TDR recognition and measurement guidance and instead require than an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, while also enhancing disclosure requirements. The amendments that relate to vintage disclosures require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of CECL. Gross write-offs must be included in the vintage disclosures required by CECL. For entities that have adopted CECL such as the Corporation, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should generally be applied prospectively. Early adoption is permitted, including adoption in an interim period. An entity may elect to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures. The adoption of ASU 2022-2 will modify the Corporation’s disclosures but is not expected to have a material impact on its financial position or results of operations.

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

Overview

Net income and earnings per share for the first quarter of 2022 were $12.1 million and $.52 respectively, compared to $11.3 million and $.47, respectively, for the same period last year. Dividends per share increased 5.3%, from $.19 for the first quarter of 2021 to $.20 for the current period. Returns on average assets (ROA) and average equity (ROE) for the first quarter of 2022 were 1.19% and 11.94%, respectively, compared to 1.11% and 11.17%, respectively, for the same period last year. Book value per share was $16.86 at the close of the current period, compared to $17.81 at year-end 2021.

Analysis of Earnings – Three Month Periods. Net income for the first quarter of 2022 was $12.1 million, an increase of $816,000 versus the same quarter last year. The increase is due to growth in net interest income of $2.1 million and noninterest income, excluding $606,000 of gains on sales of securities in 2021, of $498,000, and a decrease in noninterest expense of $680,000. These items were partially offset by increases in the provision for credit losses of $1.4 million and income tax expense of $440,000.

The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits and a decline in average interest-bearing liabilities resulted in average checking deposits comprising a larger portion of total funding. Also contributing to the increase was a decline in interest expense in 2022 due to the maturity of a $150 million interest rate swap in May

2021 and reductions in rates paid on nonmaturity and time deposits. The average cost of interest-bearing liabilities declined 28 basis points (“bps”) from the first quarter of 2021 to the current quarter. The increase in net interest income is also attributable to an increase in average loans outstanding, largely driven by commercial mortgage originations. Although the average balance of loans increased, the loan portfolio yield declined from 3.55% for the 2021 quarter to 3.47% for the current quarter mostly due to a decline in income from SBA PPP loans.

Net interest margin for the first quarter of 2022 was 2.90% as compared to 2.86% and 2.69% for the 2021 fourth and first quarters, respectively. Income on PPP loans improved net interest margin by 6 bps, 11 bps and 9 bps in those quarters, respectively. The current yield curve is favorable to net interest margin. The direction of the margin for the remainder of 2022 is largely dependent on changes in the yield curve and balance sheet mix as well as competitive conditions.

During the first quarter of 2022 we originated $261 million of loans with a weighted average rate of approximately 3.11% which includes $199 million of commercial mortgages at a weighted average rate of 3.13%. The mortgage loan pipeline was $175 million with a weighted average rate of 3.36% at March 31, 2022. While these rates are below the March 31, 2022 loan portfolio yield, current reinvestment rates for both the securities and loan portfolios are generally higher.

The provision for credit losses increased $1.4 million when comparing the first quarter periods of 2022 and 2021, from a credit of $986,000 in the 2021 quarter to a charge of $433,000 in the 2022 quarter. The provision for the current quarter was mainly due to an increase in outstanding mortgage loans partially offset by economic conditions and historical loss rates.

The increase in noninterest income, excluding $606,000 of gains on sales of securities in 2021, is primarily attributable to a final transition payment from LPL Financial for the conversion of the Bank’s retail broker and advisory accounts. The increase also includes higher fees from debit and credit cards and income from bank-owned life insurance (“BOLI”). These amounts were partially offset by a decrease in investment services income as the shift to an outside service provider resulted in less assets under management.

The decrease in noninterest expense was primarily due to declines in salaries and benefits expense and occupancy and equipment expense, and a decrease in the provision for unfunded commitments. The decrease in salaries and benefits is mainly due to a decline in overtime pay and branch closures in 2021. These decreases were partially offset by salary and benefit costs of our new branch locations and hiring additional experienced banking professionals. The decrease in occupancy and equipment expense was due to lower rent, depreciation and maintenance and repair costs from the 2021 branch closures.

Income tax expense and the effective tax rate (income tax expense as a percentage of pre-tax book income) increased when comparing the first quarter of 2021 to the current quarter. The increase in the effective tax rate is mainly due to a decrease in the percentage of pre-tax income derived from tax-exempt assets in 2022. The increase in income tax expense reflects the higher effective tax rate and an increase in pre-tax earnings in the current quarter as compared to the 2021 quarter.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was .94% at March 31, 2022 as compared to .96% at December 31, 2021. The decrease in the reserve coverage ratio was mainly due to economic conditions and historical loss rates. Nonaccrual loans, TDRs and loans past due 30 through 89 days remain at low levels.

Key Initiatives. We continue focusing on strategic initiatives supporting the growth of our balance sheet and a profitable relationship banking business. Such initiatives include improving the quality of technology through continuing digital enhancements, optimizing our branch network across a larger geography, using new branding and “CommunityFirst” focus to improve name recognition, enhancing our website and social media presence including the promotion of FirstInvestments, and ongoing recruitment of additional experienced banking professionals to support our growth and technology initiatives. We also continue to focus on the areas of cybersecurity, environmental, social and governance practices. The Bank began occupying its leased space at 275 Broadhollow Road in Melville, N.Y. in April 2022. The consolidation of back-office staff into this one facility will produce a more collaborative work environment and strengthened culture.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities. The average balances of investment securities include unrealized gains and losses on AFS securities, and the average balances of loans include nonaccrual loans.

	Three Months Ended March 31,
	2022			2021
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$27,675	$14.21%		$155,272	$39.10%
Investment securities:
Taxable	418,871	1,654	1.58	401,531	1,794	1.79
Nontaxable (1)	321,335	2,491	3.10	361,715	2,846	3.15
Loans (1)	3,160,058	27,387	3.47	3,013,009	26,707	3.55
Total interest-earning assets	3,927,939	31,546	3.21	3,931,527	31,386	3.19
Allowance for credit losses	(29,850)			(32,896)
Net interest-earning assets	3,898,089			3,898,631
Cash and due from banks	32,482			32,951
Premises and equipment, net	37,882			38,700
Other assets	158,479			134,770
	$4,126,932			$4,105,052
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,688,054	763.18		$1,707,546	1,066.25
Time deposits	277,667	945	1.38	421,394	2,304	2.22
Total interest-bearing deposits	1,965,721	1,708.35		2,128,940	3,370.64
Short-term borrowings	124,333	441	1.44	58,661	350	2.42
Long-term debt	186,322	868	1.89	233,224	1,165	2.03
Total interest-bearing liabilities	2,276,376	3,017.54		2,420,825	4,885.82
Checking deposits	1,416,223			1,243,728
Other liabilities	24,031			31,401
	3,716,630			3,695,954
Stockholders' equity	410,302			409,098
	$4,126,932			$4,105,052

Net interest income (1)		$28,529			$26,501
Net interest spread (1)			2.67%			2.37%
Net interest margin (1)			2.90%			2.69%

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

	Three Months Ended March 31,
	2022 Versus 2021
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$(47)	$22	$(25)
Investment securities:
Taxable	77	(217)	(140)
Nontaxable	(313)	(42)	(355)
Loans	1,276	(596)	680
Total interest income	993	(833)	160
Interest Expense:
Savings, NOW & money market deposits	(12)	(291)	(303)
Time deposits	(645)	(714)	(1,359)
Short-term borrowings	275	(184)	91
Long-term debt	(222)	(75)	(297)
Total interest expense	(604)	(1,264)	(1,868)
Increase (decrease) in net interest income	$1,597	$431	$2,028

Net Interest Income

Net interest income on a tax-equivalent basis for the three months ended March 31, 2022 was $28.5 million, an increase of $2.0 million, or 7.7%, from $26.5 million for the same period of 2021. The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits of $172.5 million, or 13.9%, and a decline in average interest-bearing liabilities of $144.4 million, or 6.0%, resulted in average checking deposits comprising a larger portion of total funding. Also contributing to the increase was a decline in interest expense of $1.1 million in 2022 due to the maturity of a $150 million interest rate swap in May 2021 and reductions in the rates paid on nonmaturity and time deposits. The average cost of interest-bearing liabilities declined 28 bps from .82% for the first quarter of 2021 to .54% for the current quarter. The increase in net interest income is also attributable to an increase of $147 million in average loans outstanding to $3.2 billion at March 31, 2022, largely driven by commercial mortgage originations. Although the average balance of loans increased, the loan portfolio yield declined from 3.55% for the 2021 quarter to 3.47% for the current quarter due to a decline in income from SBA PPP loans of $1.2 million which reduced the portfolio yield by 8 bps. PPP income for the current quarter was $743,000 for a weighted average yield of 14.8% and contributed 8 bps to the current quarters loan portfolio yield of 3.47%.

Net interest margin for the first quarter of 2022 was 2.90% as compared to 2.86% and 2.69% for the 2021 fourth and first quarters, respectively. Income on PPP loans improved net interest margin by 6 bps, 11 bps and 9 bps in those quarters, respectively.

During the first quarter of 2022 we originated $261 million of loans with a weighted average rate of approximately 3.11% which includes $199 million of commercial mortgages at a weighted average rate of 3.13%. The mortgage loan pipeline was $175 million with a weighted average rate of 3.36% at March 31, 2022. While these rates are below the March 31, 2022 loan portfolio yield, current reinvestment rates for both the securities and loan portfolios are generally higher.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The increase in noninterest income of $498,000, excluding $606,000 of gains on sales of securities in 2021, is primarily attributable to a final transition payment of $477,000 from LPL Financial for the conversion of the Bank’s retail broker and advisory accounts. The increase also includes higher fees from debit and credit cards of $199,000 and income from BOLI of $163,000. These amounts were partially offset by a decrease in investment services income of $323,000 as the shift to an outside service provider resulted in less assets under management.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

The decrease in noninterest expense of $680,000 was primarily due to declines in salaries and benefits expense of $315,000 and occupancy and equipment expense of $326,000, and a decrease in the provision for unfunded commitments. The decrease in salaries and benefits is mainly due to a decline in overtime pay and branch closures in 2021. These decreases were partially offset by salary and benefit costs of our new branch locations and hiring additional experienced banking professionals. The decrease in occupancy and equipment expense was due to lower rent, depreciation and maintenance and repair costs from the 2021 branch closures.

Income Taxes

Income tax expense increased $440,000 and the effective tax rate increased from 19.4% to 20.6% when comparing the first quarter of 2021 to the current quarter. The increase in the effective tax rate is mainly due to a decrease in the percentage of pre-tax income derived from tax-exempt assets in 2022. The increase in income tax expense reflects the higher effective tax rate and an increase in pre-tax earnings in the current quarter as compared to the 2021 quarter.

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

The Bank’s Allowance for Credit Losses Committee (“ACL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the ACL after considering the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer, the ACL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Loan Committee reviews and approves the Bank’s Loan Policy at least once each calendar year. The Bank’s ACL is reviewed and ratified by the Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency (OCC), whose safety and soundness examination includes a determination as to the adequacy of the allowance to absorb current expected credit losses.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into eleven distinct pools: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) SBA PPP loans. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business credit scored pools, the PD/LGD method is used to measure historical losses; no historical loss method was applied to the SBA PPP loan pool. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of general qualitative and quantitative factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in the nature and volume of loans; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as national and local unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of changes in the economy. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL and provision arising from loan growth and concentrations, credit quality and forecasts of unemployment, GDP, vacancies and economic conditions. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

	March 31,	December 31,
(in thousands)	2022	2021
Loans, excluding troubled debt restructurings:
Past due 30 through 89 days	$1,113	$460
Past due 90 days or more and still accruing	—	—
Nonaccrual	1,235	1,235
	2,348	1,695
Troubled debt restructurings:
Performing according to their modified terms	547	554
Past due 30 through 89 days	—	—
Past due 90 days or more and still accruing	—	—
Nonaccrual	—	—
	547	554
Total past due, nonaccrual and restructured loans:
Restructured and performing according to their modified terms	547	554
Past due 30 through 89 days	1,113	460
Past due 90 days or more and still accruing	—	—
Nonaccrual	1,235	1,235
	2,895	2,249
Other real estate owned	—	—
	$2,895	$2,249

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

The ACL increased $456,000 during the first quarter of 2022, amounting to $30.3 million, or .94% of total loans, at March 31, 2022 compared to $29.8 million, or .96% of total loans, at December 31, 2021. During the first quarter of 2022, the Bank had loan chargeoffs of $4,000, recoveries of $27,000 and recorded a provision of $433,000. During the first quarter of 2021, the Bank had loan chargeoffs of $550,000, recoveries of $103,000 and recorded a credit provision of $986,000. The provision in the current period was mainly due to portfolio growth, partially offset by economic conditions, asset quality and other portfolio metrics. The credit provision in the 2021 period was mainly due to improvements in economic conditions, asset quality and other portfolio metrics and a decline in outstanding residential mortgage loans, partially offset by net chargeoffs.

The ACL is an amount that management currently believes will be adequate to absorb expected lifetime losses in the Bank’s loan portfolio. As more fully discussed in “Critical Accounting Policies and Estimates,” the process for estimating credit losses and determining the ACL as of any balance sheet date is subjective in nature and requires material estimates and judgements. Actual results could differ significantly from those estimates. Other detailed information on the Bank’s loan portfolio and ACL can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements included in this Form 10-Q.

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at March 31, 2022. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has started to improve, the pace of the recovery is slow and remains uncertain. These challenges may result in higher drawdowns by customers on the Bank’s lending commitments and higher past due and nonaccrual loans, TDRs and credit losses.

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

The Corporation’s cash and cash equivalent position at March 31, 2022 was $85.8 million, up from $43.7 million at December 31, 2021. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans and operations exceeded cash used to repay borrowings, purchase securities, repurchase common stock and pay cash dividends.

Securities decreased $51.3 million during the first quarter of 2022, from $734.3 million at year-end 2021 to $683.0 million at March 31, 2022. The decrease is primarily attributable to maturities and redemptions of $14.1 million and unrealized losses of $41.6 million during the period, partially offset by purchases of $4.7 million.

During the first three months of 2022, total deposits grew $230.1 million, or 6.9%, to $3.5 billion at March 31, 2022. The increase was attributable to growth in checking deposits of $78.8 million, savings, NOW and money market deposits of $51.4 million and time deposits of $99.9 million. The increase in time deposits was due to the purchase of brokered CDs totaling $105 million.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as AFS. At March 31, 2022, the Bank had approximately $181.1 million of unencumbered AFS securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can draw funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and unsecured line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had a borrowing capacity of approximately $1.9 billion at March 31, 2022.

Capital

Stockholders’ equity was $389.5 million at March 31, 2022 versus $413.8 million at December 31, 2021. The decrease was mainly due to net unrealized losses of $28.8 million on the Bank’s AFS investment securities, cash dividends declared of $4.6 million and common stock repurchases of $4.5 million, partially offset by net income of $12.1 million. The net unrealized losses of $28.8 million on the AFS investment securities portfolio were due to an increase in interest rates during the quarter. The fair value of the AFS investment securities portfolio is expected to continue to decline with further increases in interest rates.

The Corporation and the Bank have elected to adopt the community bank leverage ratio (“CBLR”) framework, which requires a leverage ratio of greater than 9.00%. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of the Corporation and the Bank at March 31, 2022 were 10.15% and 9.96%, respectively, and satisfy the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During the first quarter of 2022, the Corporation repurchased 202,886 shares of its common stock at a total cost of $4.5 million. The Corporation can repurchase another $28.4 million under Board approved repurchase programs. We expect to continue our repurchase program during the remainder of 2022.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at March 31, 2022 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending March 31, 2023 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.1 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending March 31, 2023 and calculations of EVE at March 31, 2022 assuming rate changes of plus 100, 200 and 300 bps and minus 100 bps. The rate change scenarios were selected based on current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2022		Year Ending March 31, 2023
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$695,419	-10.4%	$107,361	-7.1%
+ 200 basis point rate shock	725,248	-6.5%	110,175	-4.7%
+ 100 basis point rate shock	757,768	-2.3%	113,220	-2.0%
Base case (no rate change)	775,743	—	115,559	—
- 100 basis point rate shock	735,498	-5.2%	111,264	-3.7%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended March 31, 2023 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any long-term borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds, and a significant portion of its loan portfolio does not immediately reprice with changes in market rates. An immediate decrease in interest rates of 100 bps could also negatively impact the Bank’s net interest income and EVE for the same time period due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: the recent and continuing global pandemic, general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates and the rate of inflation; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, in Part I under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Corporation is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Corporation's financial condition and results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the first quarter of 2022 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
January 2022	—	—	—	$32,853,158
February 2022	179,587	$22.273	179,587	$28,853,158
March 2022	23,299	$21.460	23,299	$28,353,157
Total	202,886	$22.180	202,886

(1) The Corporation’s Board of Directors approved a $20 million stock repurchase program, which was announced on October 30, 2018. An additional $30 million was approved and announced on April 18, 2019 and another $15 million was announced on January 31, 2020, for a total program size of $65 million. The Corporation’s Board of Directors approved a new $30 million common stock repurchase program which was announced on January 31, 2022. The Corporation’s stock repurchase program does not have a fixed expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Amended and Restated Employment Agreement between Registrant and Christopher Becker, as amended (incorporated by reference to Exhibit 10.12 of Registrant’s Form 8-K filed February 18, 2022)
10.2

Employment Agreement between Registrant and Jay P. McConie (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed January 3, 2020 and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

10.3

Employment Agreement between Registrant and Christopher J. Hilton (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed March 15, 2019 and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

10.4

Employment Agreement between Registrant and Janet T. Verneuille (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed August 9, 2019and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

10.5

Employment Agreement between Registrant and Susanne Pheffer (incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-K filed March 12, 2021and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 5, 2022	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
William Aprigliano, First Senior Vice President &
Chief Accounting Officer
(principal accounting officer)