Form 10-Q
period 2022-06-30
FIRST OF LONG ISLAND CORP
filed 2022-08-04
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of July 29, 2022, the registrant had 22,853,604 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2022	2021
Assets:
Cash and cash equivalents	$64,073	$43,675
Investment securities available-for-sale, at fair value	689,269	734,318

Loans:
Commercial and industrial	108,049	90,386
SBA Paycheck Protection Program	4,427	30,534
Secured by real estate:
Commercial mortgages	1,948,321	1,736,612
Residential mortgages	1,228,607	1,202,374
Home equity lines	44,929	44,139
Consumer and other	1,214	991
	3,335,547	3,105,036
Allowance for credit losses	(30,865)	(29,831)
	3,304,682	3,075,205
Restricted stock, at cost	20,905	21,524
Bank premises and equipment, net	38,081	37,523
Right-of-use asset - operating leases	24,095	8,438
Bank-owned life insurance	109,320	107,831
Pension plan assets, net	19,161	19,097
Deferred income tax benefit	22,433	3,987
Other assets	18,565	17,191
	$4,310,584	$4,068,789
Liabilities:
Deposits:
Checking	$1,469,969	$1,400,998
Savings, NOW and money market	1,750,367	1,685,410
Time	385,039	228,837
	3,605,375	3,315,245
Short-term borrowings	10,000	125,000
Long-term debt	279,435	186,322
Operating lease liability	25,668	11,259
Accrued expenses and other liabilities	13,650	17,151
	3,934,128	3,654,977
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 22,840,516 and 23,240,596 shares	2,284	2,324
Surplus	84,703	93,480
Retained earnings	335,697	320,321
	422,684	416,125
Accumulated other comprehensive loss, net of tax	(46,228)	(2,313)
	376,456	413,812
	$4,310,584	$4,068,789

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Loans	$56,149	$53,456	$28,763	$26,750
Investment securities:
Taxable	3,805	4,078	2,137	2,245
Nontaxable	3,962	4,462	1,994	2,214
	63,916	61,996	32,894	31,209
Interest expense:
Savings, NOW and money market deposits	1,564	2,260	801	1,194
Time deposits	2,100	3,897	1,155	1,593
Short-term borrowings	684	700	243	350
Long-term debt	1,868	2,311	1,000	1,146
	6,216	9,168	3,199	4,283
Net interest income	57,700	52,828	29,695	26,926
Provision (credit) for credit losses	1,159	(1,609)	726	(623)
Net interest income after provision (credit) for credit losses	56,541	54,437	28,969	27,549

Noninterest income:
Bank-owned life insurance	1,490	1,170	748	591
Service charges on deposit accounts	1,506	1,418	780	735
Net gains on sales of securities	—	606	—	—
Other	3,452	3,165	1,496	1,501
	6,448	6,359	3,024	2,827
Noninterest expense:
Salaries and employee benefits	19,736	19,915	9,981	9,845
Occupancy and equipment	6,307	6,344	3,356	3,067
Other	6,155	6,019	3,092	2,917
	32,198	32,278	16,429	15,829
Income before income taxes	30,791	28,518	15,564	14,547

Income tax expense	6,227	5,863	3,083	3,159
Net income	$24,564	$22,655	$12,481	$11,388

Weighted average:
Common shares	23,088,542	23,758,398	22,999,598	23,735,723
Dilutive restricted stock units	85,043	89,776	71,028	96,060
	23,173,585	23,848,174	23,070,626	23,831,783
Earnings per share:
Basic	$1.06	$0.95	$0.54	$0.48
Diluted	1.06	0.95	0.54	0.48

Cash dividends declared per share	0.40	0.38	0.20	0.19

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income	$24,564	$22,655	$12,481	$11,388
Other comprehensive income (loss):
Change in net unrealized holding gains or losses on available-for-sale securities	(65,217)	(4,120)	(23,661)	3,747
Change in net unrealized loss on derivative instruments	1,750	2,500	203	886
Other comprehensive income (loss) before income taxes	(63,467)	(1,620)	(23,458)	4,633
Income tax expense (benefit)	(19,552)	(432)	(7,227)	1,426
Other comprehensive income (loss)	(43,915)	(1,188)	(16,231)	3,207
Comprehensive income (loss)	$(19,351)	$21,467	$(3,750)	$14,595

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2022
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	23,240,596	$2,324	$93,480	$320,321	$(2,313)	$413,812
Net income				12,083		12,083
Other comprehensive loss					(27,684)	(27,684)
Repurchase of common stock	(202,886)	(20)	(4,480)			(4,500)
Shares withheld upon the vesting
and conversion of RSUs	(25,628)	(3)	(542)			(545)
Common stock issued under
stock compensation plans	75,483	8	8			16
Common stock issued under
dividend reinvestment and
stock purchase plan	18,505	2	380			382
Stock-based compensation			516			516
Cash dividends declared				(4,619)		(4,619)
Balance, March 31, 2022	23,106,070	2,311	89,362	327,785	(29,997)	389,461
Net income				12,481		12,481
Other comprehensive loss					(16,231)	(16,231)
Repurchase of common stock	(286,011)	(29)	(5,260)			(5,289)
Shares withheld upon the vesting
and conversion of RSUs	(618)		(12)			(12)
Common stock issued under
stock compensation plans	21,075	2	13			15
Stock-based compensation			600			600
Cash dividends declared				(4,569)		(4,569)
Balance, June 30, 2022	22,840,516	$2,284	$84,703	$335,697	$(46,228)	$376,456

	Six Months Ended June 30, 2021
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	23,790,589	$2,379	$105,547	$295,622	$3,570	$407,118
Net income				11,267		11,267
Other comprehensive loss					(4,395)	(4,395)
Repurchase of common stock	(107,887)	(11)	(1,989)			(2,000)
Shares withheld upon the vesting
and conversion of RSUs	(16,918)	(2)	(318)			(320)
Common stock issued under
stock compensation plans	94,627	10	152			162
Common stock issued under
dividend reinvestment and
stock purchase plan	22,341	2	416			418
Stock-based compensation			390			390
Cash dividends declared				(4,518)		(4,518)
Balance, March 31, 2021	23,782,752	2,378	104,198	302,371	(825)	408,122
Net income				11,388		11,388
Other comprehensive income					3,207	3,207
Repurchase of common stock	(92,533)	(9)	(2,091)			(2,100)
Shares withheld upon the vesting
and conversion of RSUs	(1,431)		(31)			(31)
Common stock issued under
stock compensation plans	6,229	1	35			36
Stock-based compensation			525			525
Cash dividends declared				(4,503)		(4,503)
Balance, June 30, 2021	23,695,017	$2,370	$102,636	$309,256	$2,382	$416,644

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$24,564	$22,655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	1,159	(1,609)
Provision for deferred income taxes	1,106	1,373
Depreciation and amortization of premises and equipment	1,763	2,062
Amortization of right-of-use asset - operating leases	1,217	1,036
Premium amortization on investment securities, net	847	1,178
Net gain on sales of securities	—	(606)
Stock-based compensation expense	1,116	915
Accretion of cash surrender value on bank-owned life insurance	(1,490)	(1,170)
Pension credit	(64)	(164)
Decrease in other liabilities	(4,136)	(2,260)
Other (increases) decreases in assets	(1,307)	1,032
Net cash provided by operating activities	24,775	24,442
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	—	54,192
Proceeds from maturities and redemptions	27,496	65,648
Purchases	(48,511)	(268,008)
Net (increase) decrease in loans	(230,636)	79,589
Net decrease in restricted stock	619	913
Purchases of premises and equipment, net	(2,356)	(909)
Net cash used in investing activities	(253,388)	(68,575)
Cash Flows From Financing Activities:
Net increase in deposits	290,130	61,985
Net decrease in short-term borrowings	(115,000)	(5,095)
Proceeds from long-term debt	140,000	—
Repayment of long-term debt	(46,887)	(20,000)
Proceeds from issuance of common stock, net of shares withheld	(175)	200
Repurchase of common stock	(9,789)	(4,100)
Cash dividends paid	(9,268)	(9,037)
Net cash provided by financing activities	249,011	23,953
Net increase (decrease) in cash and cash equivalents	20,398	(20,180)
Cash and cash equivalents, beginning of year	43,675	211,182
Cash and cash equivalents, end of period	$64,073	$191,002
Supplemental Cash Flow Disclosures:
Cash paid for interest	$5,983	$9,654
Cash paid for income taxes	4,579	4,759
Operating cash flows from operating leases	2,582	1,233
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	16,874	—
Cash dividends payable	4,569	4,502

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly-owned subsidiaries: FNY Service Corp. and The First of Long Island Agency, Inc. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

The consolidated financial information included herein as of and for the periods ended June 30, 2022 and 2021 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2021 consolidated balance sheet was derived from the Corporation's December 31, 2021 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

Adoption of New Accounting Standards. In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-2 “Financial Instruments (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” which affect entities that have adopted ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“CECL”). The amendments in the ASU that relate to troubled debt restructurings (“TDRs”) eliminate the TDR recognition and measurement guidance and instead require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, while also enhancing disclosure requirements. The amendments that relate to vintage disclosures require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of CECL. Gross write-offs must be included in the vintage disclosures required by CECL. For entities that have adopted CECL such as the Corporation, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should generally be applied prospectively. Early adoption is permitted, including adoption in an interim period. Management adopted ASU 2022-2 in the second quarter of 2022 effective as of January 1, 2022 using the modified retrospective transition approach. Its adoption modified the Corporation’s disclosures but did not have a material impact on its financial position or results of operations. Disclosures pertaining to the ASU can be found in “Note 4 – Loans” of these unaudited consolidated financial statements.

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

The components of OCI and the related tax effects are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Change in net unrealized holding gains or losses on
available-for-sale securities:
Change arising during the period	$(65,217)	$(3,514)	$(23,661)	$3,747
Reclassification adjustment for gains included in net income (1)	—	(606)	—	—
	(65,217)	(4,120)	(23,661)	3,747
Tax effect	(20,090)	(1,158)	(7,290)	1,153
	(45,127)	(2,962)	(16,371)	2,594
Change in unrealized loss on derivative instruments:
Amount of gain (loss) during the period	1,324	267	76	(33)
Reclassification adjustment for net interest expense
included in net income (2)	426	2,233	127	919
	1,750	2,500	203	886
Tax effect	538	726	63	273
	1,212	1,774	140	613
Other comprehensive income (loss)	$(43,915)	$(1,188)	$(16,231)	$3,207

(1) Represents net realized gains arising from the sale of AFS securities. These net gains are included in the consolidated statements of income in the line item “Net gains on sales of securities.”

(2) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated OCI, net of tax.

		Current
	Balance	Period	Balance
(in thousands)	12/31/21	Change	6/30/22
Unrealized holding gains (losses) on available-for-sale securities	$1,955	$(45,127)	$(43,172)
Unrealized actuarial loss on pension plan	(3,056)	—	(3,056)
Unrealized loss on derivative instruments	(1,212)	1,212	—
Accumulated other comprehensive loss, net of tax	$(2,313)	$(43,915)	$(46,228)

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$321,725	$634	$(14,349)	$308,010
Pass-through mortgage securities	184,001	2	(25,184)	158,819
Collateralized mortgage obligations	126,937	115	(14,490)	112,562
Corporate bonds	119,000	—	(9,122)	109,878
	$751,663	$751	$(63,145)	$689,269

	December 31, 2021
State and municipals	$315,747	$11,600	$(176)	$327,171
Pass-through mortgage securities	187,494	54	(4,591)	182,957
Collateralized mortgage obligations	109,254	67	(3,239)	106,082
Corporate bonds	119,000	—	(892)	118,108
	$731,495	$11,721	$(8,898)	$734,318

At June 30, 2022 and December 31, 2021, investment securities with a carrying value of $387.2 million and $425.0 million, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2022 and December 31, 2021.

There was no allowance for credit losses associated with the investment securities portfolio at June 30, 2022 or December 31, 2021.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2022
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$173,244	$(12,585)	$4,040	$(1,764)	$177,284	$(14,349)
Pass-through mortgage securities	47,404	(4,874)	111,182	(20,310)	158,586	(25,184)
Collateralized mortgage obligations	21,050	(3,222)	63,477	(11,268)	84,527	(14,490)
Corporate bonds	81,540	(6,460)	28,338	(2,662)	109,878	(9,122)
Total temporarily impaired	$323,238	$(27,141)	$207,037	$(36,004)	$530,275	$(63,145)

	December 31, 2021
State and municipals	$18,429	$(176)	$—	$—	$18,429	$(176)
Pass-through mortgage securities	179,575	(4,529)	1,641	(62)	181,216	(4,591)
Collateralized mortgage obligations	99,305	(3,239)	—	—	99,305	(3,239)
Corporate bonds	87,620	(380)	30,488	(512)	118,108	(892)
Total temporarily impaired	$384,929	$(8,324)	$32,129	$(574)	$417,058	$(8,898)

State and Municipals

At June 30, 2022, approximately $177.3 million of state and municipal bonds had an unrealized loss of $14.3 million. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The decline in value is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At June 30, 2022, approximately $158.6 million of pass-through mortgage securities had an unrealized loss of $25.2 million. These securities were issued by U.S. government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At June 30, 2022, approximately $84.5 million of collateralized mortgage obligations had an unrealized loss of $14.5 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At June 30, 2022, approximately $109.9 million of corporate bonds had an unrealized loss of $9.1 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at June 30, 2022.

Sales of AFS Securities. Sales of AFS securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Proceeds	$—	$54,192	$—	$—

Gains	$—	$622	$—	$—
Losses	—	(16)	—	—
Net gain	$—	$606	$—	$—

Income tax expense related to the net realized gains for the six months ended June 30, 2021 was $187,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, and corporate bonds at June 30, 2022 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments, they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$10,854	$10,892
After 1 through 5 years	87,723	87,683
After 5 through 10 years	210,440	199,821
After 10 years	131,708	119,492
Mortgage-backed securities	310,938	271,381
	$751,663	$689,269

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$108,049	$90,386
SBA PPP	4,427	30,534
Commercial mortgages:
Multifamily	959,242	864,207
Other	772,922	700,872
Owner-occupied	216,157	171,533
Residential mortgages:
Closed end	1,228,607	1,202,374
Revolving home equity	44,929	44,139
Consumer and other	1,214	991
	$3,335,547	$3,105,036

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

For loans collectively evaluated for credit loss, management segregates its loan portfolio into distinct pools, certain of which are combined in reporting loans outstanding by class of loans: (1) commercial and industrial; (2) small business credit scored; (3)

multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) closed end residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. Historical loss information from the Bank’s own loan portfolio from December 31, 2007 to present provides a basis for management’s assessment of expected credit losses. The choice of a historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final allowance for credit losses (“ACL” or “allowance”). Due to the extensive loss data available, management selected the vintage approach to measure the historical loss component of credit losses for most of its loan pools. For the revolving home equity and small business credit scored pools, the PD/LGD (probability of default/loss given default) method is used to measure historical losses. No historical loss method was applied to the SBA PPP loan pool which is 100% guaranteed by the federal government. Modifications to borrowers experiencing financial difficulty are included in loans collectively evaluated for credit loss. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. A charge to the allowance for credit losses is generally not recorded upon modification.

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

Growth in commercial mortgages and commercial and industrial loans was the main driver of the provision recorded in the first half of 2022, partially offset by declines in historical loss rates, qualitative adjustments to current conditions and other portfolio metrics.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/2022	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/2022
Commercial and industrial	$888	$80	$43	$190	$1,041
SBA PPP	46	—	—	(39)	7
Commercial mortgages:
Multifamily	8,154	—	—	723	8,877
Other	6,478	—	—	446	6,924
Owner-occupied	2,515	—	—	446	2,961
Residential mortgages:
Closed end	11,298	88	—	(516)	10,694
Revolving home equity	449	—	—	(99)	350
Consumer and other	3	—	—	8	11
	$29,831	$168	$43	$1,159	$30,865

(in thousands)	Balance at 4/1/2022	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/2022
Commercial and industrial	$1,042	$76	$16	$59	$1,041
SBA PPP	19	—	—	(12)	7
Commercial mortgages:
Multifamily	8,384	—	—	493	8,877
Other	6,715	—	—	209	6,924
Owner-occupied	2,722	—	—	239	2,961
Residential mortgages:
Closed end	11,016	88	—	(234)	10,694
Revolving home equity	376	—	—	(26)	350
Consumer and other	13	—	—	(2)	11
	$30,287	$164	$16	$726	$30,865

(in thousands)	Balance at 1/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/2021
Commercial and industrial	$1,416	$227	$168	$(349)	$1,008
SBA PPP	209	—	—	(68)	141
Commercial mortgages:
Multifamily	9,474	252	—	(609)	8,613
Other	4,913	—	—	450	5,363
Owner-occupied	1,905	165	91	64	1,895
Residential mortgages:
Closed end	14,706	79	3	(1,314)	13,316
Revolving home equity	407	—	—	221	628
Consumer and other	7	—	1	(4)	4
	$33,037	$723	$263	$(1,609)	$30,968

(in thousands)	Balance at 4/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 6/30/2021
Commercial and industrial	$1,143	$92	$156	$(199)	$1,008
SBA PPP	269	—	—	(128)	141
Commercial mortgages:
Multifamily	9,074	2	—	(459)	8,613
Other	4,967	—	—	396	5,363
Owner-occupied	1,911	—	—	(16)	1,895
Residential mortgages:
Closed end	13,636	79	3	(244)	13,316
Revolving home equity	599	—	—	29	628
Consumer and other	5	—	1	(2)	4
	$31,604	$173	$160	$(623)	$30,968

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	June 30, 2022
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$—	$—	$—	$—	$—	$—	$108,049	$108,049
SBA PPP	—	193	—	—	—	193	4,234	4,427
Commercial mortgages:
Multifamily	—	—	—	—	—	—	959,242	959,242
Other	—	—	—	—	—	—	772,922	772,922
Owner-occupied	—	—	—	—	—	—	216,157	216,157
Residential mortgages:
Closed end	—	—	—	—	260	260	1,228,347	1,228,607
Revolving home equity	—	—	—	—	—	—	44,929	44,929
Consumer and other	—	—	—	—	—	—	1,214	1,214
	$—	$193	$—	$—	$260	$453	$3,335,094	$3,335,547

	December 31, 2021
Commercial and industrial	$128	$—	$—	$—	$—	$128	$90,258	$90,386
SBA PPP	259	—	—	—	—	259	30,275	30,534
Commercial mortgages:
Multifamily	—	—	—	—	—	—	864,207	864,207
Other	—	—	—	—	—	—	700,872	700,872
Owner-occupied	—	—	—	—	—	—	171,533	171,533
Residential mortgages:
Closed end	—	—	—	—	1,235	1,235	1,201,139	1,202,374
Revolving home equity	—	—	—	—	—	—	44,139	44,139
Consumer and other	73	—	—	—	—	73	918	991
	$460	$—	$—	$—	$1,235	$1,695	$3,103,341	$3,105,036

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at June 30, 2022 or December 31, 2021.

Accrued interest receivable from loans totaled $8.9 million and $8.0 million at June 30, 2022 and December 31, 2021, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

Loan Modifications. The Bank did not modify the terms of any loans for borrowers experiencing financial difficulty in the form of principal forgiveness, an interest reduction, an other-than-insignificant payment delay or a term extension during the first six months of 2022 or 2021, nor did the Bank have commitments to lend additional amounts to such borrowers at June 30, 2022 or December 31, 2021.

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

The following tables present the amortized cost basis of loans by class of loans, vintage and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful. Also presented are gross chargeoffs and recoveries recorded in the current year-to-date period by origination year.

	June 30, 2022
	Term Loans by Origination Year						Revolving
(in thousands)	2022	2021	2020	2019	2018	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$14,388	$37,178	$13,971	$7,311	$8,469	$9,564	$16,900	$107,781
Watch	—	—	268	—	—	—	—	268
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$14,388	$37,178	$14,239	$7,311	$8,469	$9,564	$16,900	$108,049

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(80)	$(80)
Current-period recoveries	—	—	—	—	—	—	43	43
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(37)	$(37)

SBA PPP:
Risk rating:
Pass	$—	$4,234	$193	$—	$—	$—	$—	$4,427
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$4,234	$193	$—	$—	$—	$—	$4,427

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – multifamily:
Risk rating:
Pass	$167,476	$182,443	$40,105	$137,117	$140,252	$282,881	$225	$950,499
Watch	—	—	—	—	2,375	—	—	2,375
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,368	—	6,368
Doubtful	—	—	—	—	—	—	—	—
	$167,476	$182,443	$40,105	$137,117	$142,627	$289,249	$225	$959,242

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – other:
Risk rating:
Pass	$135,167	$226,470	$112,845	$36,121	$44,350	$210,094	$—	$765,047
Watch	—	—	—	—	943	1,169	—	2,112
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,763	—	5,763
Doubtful	—	—	—	—	—	—	—	—
	$135,167	$226,470	$112,845	$36,121	$45,293	$217,026	$—	$772,922

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$45,877	$62,697	$23,389	$42,105	$2,874	$38,505	$710	$216,157
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$45,877	$62,697	$23,389	$42,105	$2,874	$38,505	$710	$216,157

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2022
	Term Loans by Origination Year						Revolving
(in thousands)	2022	2021	2020	2019	2018	Prior	Loans (1)	Total
Residential mortgages:
Risk rating:
Pass	$133,132	$174,177	$37,843	$17,429	$190,953	$674,336	$44,929	$1,272,799
Watch	—	—	—	—	—	477	—	477
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	260	—	260
Doubtful	—	—	—	—	—	—	—	—
	$133,132	$174,177	$37,843	$17,429	$190,953	$675,073	$44,929	$1,273,536

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(88)	$—	$(88)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$(88)	$—	$(88)

Consumer and other:
Risk rating:
Pass	$267	$—	$—	$100	$—	$113	$556	$1,036
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	178	178
	$267	$—	$—	$100	$—	$113	$734	$1,214

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$496,307	$687,199	$228,614	$240,183	$390,216	$1,229,530	$63,498	$3,335,547
Total net chargeoffs	$—	$—	$—	$—	$—	$(88)	$(37)	$(125)

(1) Includes commercial and industrial and residential mortgage lines converted to term of $6.0 million and $9.0 million, respectively.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at June 30, 2022 and changes during the six-month period then ended. Of the 250,375 RSUs outstanding at quarter end, 92,048 are scheduled to vest during 2022.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2022	207,359	$17.70
Granted	139,279	19.68
Converted	(94,991)	18.87
Forfeited	(1,272)	17.49
Outstanding at June 30, 2022	250,375	$18.36	1.30	$4,389

As of June 30, 2022, there was $3.1 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2022:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$308,010	$—	$307,048	$962
Pass-through mortgage securities	158,819	—	158,819	—
Collateralized mortgage obligations	112,562	—	112,562	—
Corporate bonds	109,878	—	109,878	—
	$689,269	$—	$688,307	$962

December 31, 2021:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$327,171	$—	$326,201	$970
Pass-through mortgage securities	182,957	—	182,957	—
Collateralized mortgage obligations	106,082	—	106,082	—
Corporate bonds	118,108	—	118,108	—
	$734,318	$—	$733,348	$970
Financial Liabilities:
Derivative - interest rate swaps	$1,750	$—	$1,750	$—

State and municipal AFS securities measured using Level 3 inputs. The Bank held six non-rated bond anticipation notes with a book value of $1.0 million at June 30, 2022. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at June 30, 2022.

Premises and Facilities. Premises and facilities held-for-sale of $3.8 million are reported in the line item “Other assets” in the consolidated balance sheets and are measured at lower of cost or fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.

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

	Level of	June 30, 2022			December 31, 2021
	Fair Value	Carrying			Carrying
(in thousands)	Hierarchy	Amount	Fair Value		Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$64,073	$64,073		$43,675	$43,675
Loans	Level 3	3,304,682	3,056,157	(1)	3,075,205	3,048,791
Restricted stock	n/a	20,905	n/a		21,524	n/a

Financial Liabilities:
Checking deposits	Level 1	1,469,969	1,469,969		1,400,998	1,400,998
Savings, NOW and money market deposits	Level 1	1,750,367	1,750,367		1,685,410	1,685,410
Time deposits	Level 2	385,039	377,539		228,837	232,973
Short-term borrowings	Level 1	10,000	10,000		125,000	125,000
Long-term debt	Level 2	279,435	276,746		186,322	188,413

(1) The decrease in fair value of loans is due to an increase in interest rates.

7 – DERIVATIVES

As part of its asset liability management activities, the Corporation utilized an interest rate swap to help manage its interest rate risk position. The notional amount of an interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreement.

The Bank entered into a five year interest rate swap with a notional amount totaling $50 million on January 17, 2019, which was designated as a cash flow hedge of certain Federal Home Loan Bank (“FHLB”) advances included in short-term borrowings on the consolidated balance sheets. On April 18, 2022, the swap was terminated and the FHLB advance was paid off. Termination fees were immaterial.

The following table summarizes information about the interest rate swap designated as a cash flow hedge at the periods indicated.

	June 30, 2022	December 31, 2021
Notional amount	—	$50 million
Weighted average fixed pay rate	—	2.62%
Weighted average 3-month LIBOR receive rate	—	0.13%
Weighted average maturity	—	2.05 Years

Interest expense recorded on swap transactions, which totaled $426,000 and $2.2 million for the six months ended June 30, 2022 and 2021, respectively, was recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps were reclassified to interest expense as interest payments were made on the Bank’s variable-rate liabilities. During the six months ended June 30, 2022, the Corporation had $426,000 of reclassifications to interest expense.

The following table presents the net gains and losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Interest rate contracts:
Amount of gain (loss) recognized in OCI (effective portion)	$1,324	$267	$76	$(33)
Amount of loss reclassified from OCI to interest expense	426	2,233	127	919
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—	—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheets at the periods indicated.

	June 30, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$—		$—	$1,750
Interest rate swap hedging FHLB advances	$—			$50,000

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

Overview

Net income and earnings per share for the first half of 2022 were $24.6 million and $1.06, respectively, compared to $22.7 million and $.95, respectively, for the same period last year. Dividends per share increased 5.3%, from $.38 for the first half of 2021 to $.40 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first half of 2022 were 1.18% and 12.43%, respectively, compared to 1.10% and 11.09%, respectively, for the same period last year. Book value per share was $16.48 at the close of the current period, compared to $17.81 at year-end 2021.

Analysis of Earnings – Six Month Periods. Net income for the first six months of 2022 was $24.6 million, an increase of $1.9 million versus the same period last year. The increase is primarily due to growth in net interest income of $4.9 million and noninterest income of $695,000, excluding 2021 securities gains. These items were partially offset by increases in the provision for credit losses of $2.8 million and income tax expense of $364,000.

The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits and a decline in average interest-bearing liabilities resulted in average checking deposits comprising a larger portion of total funding. Also contributing to the increase was a decline in interest expense in 2022 related to the maturity and termination of the Bank’s interest rate swap and lower rates on non-maturity and time deposits. The average cost of interest-bearing liabilities declined 22 basis points (“bps”) from .76% for the first six months of 2021 to .54% for the current six-month period.

The increase in net interest income also reflects growth in average loans outstanding for the first six months of 2022 driven mainly by commercial mortgage originations. The loan portfolio yield declined from 3.55% for the 2021 period to 3.49% for the current period as most originations through June 30, 2022 were committed before the recent rate increases at yields lower than the overall loan portfolio and average SBA PPP loans declined $141 million. PPP income declined $2.9 million to $1.0 million when comparing the six-month periods. The weighted average yield on the PPP portfolio was 14.6% for the current six-month period.

During the second quarter of 2022, we originated $236 million of loans with a weighted average rate of approximately 3.51% which includes $152 million of commercial mortgages at a weighted average rate of 3.50%. The mortgage loan pipeline was $125 million with a weighted average rate of 4.40% at June 30, 2022. We currently anticipate new loan originations in the second half of 2022 will be lower than the first half of 2022.

Net interest margin for the first six months of 2022 was 2.93% versus 2.70% for the 2021 period. Significant increases in short-term interest rates due to major shifts in monetary policy could present challenges in maintaining or growing net interest income and margin. The direction of net interest income and margin for the remainder of 2022 is also largely dependent on changes in the yield curve and competitive and economic conditions. Customers are starting to seek higher deposit rates. Additional rate hikes by the Federal Reserve coupled with significant upward movements in the bond market yields could intensify the pressure on our cost of funds while offering better yields on securities purchased for our investment portfolio.

The provision for credit losses increased $2.8 million when comparing the six-month periods from a credit of $1.6 million in the 2021 period to a charge of $1.2 million in the 2022 period. The provision for the current six-month period was mainly due to an increase in outstanding mortgage loans partially offset by qualitative adjustments for current conditions and historical loss rates.

The increase in noninterest income of $695,000 is primarily attributable to a final transition payment from LPL Financial for the conversion of the Bank’s retail broker and advisory accounts. The increase also includes higher fees from debit and credit cards and income from bank-owned life insurance (“BOLI”). These amounts were partially offset by a decrease in investment services income as the shift to an outside service provider resulted in a revenue sharing agreement and less assets under management.

Noninterest expense remained flat at $32.2 million when comparing the six-month periods. Decreases in salaries and benefits expense due to a net reduction in branch locations and staff were partially offset by the hiring of seasoned banking professionals in lending, technology and other areas. Occupancy and equipment expense was stable as lower rent, depreciation and maintenance and repair costs from the 2021 branch closures were largely offset by the cost of new branch locations on the east end of Long Island and the relocation to new corporate office space in Melville, N.Y.

Income tax expense increased $364,000 and the effective tax rate (income tax expense as a percentage of pre-tax book income) decreased from 20.6% to 20.2% when comparing the six-month periods. The decrease in the effective tax rate is mainly due to the purchase of BOLI in December 2021 and the Corporation being in a capital tax position for New York State and NYC purposes. The increase in income tax expense is due to higher pre-tax earnings in the current six-month period as compared to the 2021 period partially offset by the lower effective tax rate.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was .93% at June 30, 2022 as compared to .96% at December 31, 2021. The decrease in the reserve coverage ratio was mainly due to qualitative adjustments for current conditions and historical loss rates. Nonaccrual and modified loans and loans past due 30 through 89 days are at very low levels.

Key Initiatives. We continue focusing on strategic initiatives supporting the growth of our balance sheet and a profitable relationship banking business. Such initiatives include improving the quality of technology through continuing digital enhancements, optimizing our branch network across a larger geography, using new branding and “CommunityFirst” focus to improve name recognition, enhancing our website and social media presence including the promotion of FirstInvestments, and ongoing recruitment of experienced banking professionals to support our growth and technology initiatives. We also continue to focus on the areas of cybersecurity, environmental, social and governance practices. The consolidation of our back-office staff into a single location at 275 Broadhollow Road in Melville, N.Y. took place in April 2022. During July 2022, the Bank entered into a conditional contract to sell substantially all of its Glen Head properties to a real estate investor.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,
	2022			2021
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$33,674	$97.58%		$184,641	$96.10%
Investment securities:
Taxable (1)	432,303	3,708	1.72	445,712	3,982	1.79
Nontaxable (1) (2)	315,418	5,015	3.18	357,924	5,648	3.16
Loans (1) (2)	3,220,953	56,151	3.49	3,008,594	53,459	3.55
Total interest-earning assets	4,002,348	64,971	3.25	3,996,871	63,185	3.16
Allowance for credit losses	(30,059)			(32,256)
Net interest-earning assets	3,972,289			3,964,615
Cash and due from banks	33,106			34,228
Premises and equipment, net	37,942			38,399
Other assets	144,329			133,715
	$4,187,666			$4,170,957
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,713,883	1,564.18		$1,786,527	2,260.26
Time deposits	319,206	2,100	1.33	371,919	3,897	2.11
Total interest-bearing deposits	2,033,089	3,664.36		2,158,446	6,157.58
Short-term borrowings	88,091	684	1.57	56,813	700	2.48
Long-term debt	196,268	1,868	1.92	229,593	2,311	2.03
Total interest-bearing liabilities	2,317,448	6,216.54		2,444,852	9,168.76
Checking deposits	1,442,398			1,285,761
Other liabilities	29,342			28,509
	3,789,188			3,759,122
Stockholders' equity	398,478			411,835
	$4,187,666			$4,170,957

Net interest income (2)		$58,755			$54,017
Net interest spread (2)			2.71%			2.40%
Net interest margin (2)			2.93%			2.70%

(1) The average balances of loans include nonaccrual loans. The average balances of investment securities include unrealized gains and losses on AFS securities in the 2021 period and exclude such amounts in the 2022 period. Unrealized gains and losses were immaterial in 2021.

(2) Tax-equivalent basis. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if the Corporation's investment in tax-exempt loans and investment securities had been made in loans and investment securities subject to federal income taxes yielding the same after-tax income. The tax-equivalent amount of $1.00 of nontaxable income was $1.27 in each period presented, using the statutory federal income tax rate of 21%.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes and rates on tax-equivalent interest income, interest expense and net interest income. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume and the changes due to rate.

	Six Months Ended June 30,
	2022 Versus 2021
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$(133)	$134	$1
Investment securities:
Taxable	(122)	(152)	(274)
Nontaxable	(676)	43	(633)
Loans	3,676	(984)	2,692
Total interest income	2,745	(959)	1,786
Interest Expense:
Savings, NOW & money market deposits	(89)	(607)	(696)
Time deposits	(496)	(1,301)	(1,797)
Short-term borrowings	300	(316)	(16)
Long-term debt	(321)	(122)	(443)
Total interest expense	(606)	(2,346)	(2,952)
Increase (decrease) in net interest income	$3,351	$1,387	$4,738

Net Interest Income

Net interest income on a tax-equivalent basis for the six months ended June 30, 2022 was $58.8 million, an increase of $4.7 million, or 8.8%, from the same period of 2021. The increase in net interest income reflects a favorable shift in the mix of funding as an increase in average checking deposits of $156.6 million, or 12.2%, and a decline in average interest-bearing liabilities of $127.4 million, or 5.2%, resulted in average checking deposits comprising a larger portion of total funding. Also contributing to the increase was a decline in interest expense of $1.9 million related to the maturity and termination of the Bank’s interest rate swap and lower rates on nonmaturity and time deposits. The average cost of interest-bearing liabilities declined 22 bps from .76% for the first six months of 2021 to .54% for the current six-month period.

The increase in net interest income also reflects growth of $212.4 million in average loans outstanding to $3.2 billion for the first six months of 2022 driven mainly by commercial mortgage originations. The loan portfolio yield declined from 3.55% for the 2021 period to 3.49% for the current period as most originations through June 30, 2022 were committed before the recent rate increases at yields lower than the overall loan portfolio and average SBA PPP loans declined $141.3 million. PPP income declined $2.9 million to $1.0 million when comparing the six-month periods. The weighted average yield on the PPP portfolio was 14.6% for the current six-month period.

During the second quarter of 2022, we originated $236 million of loans with a weighted average rate of approximately 3.51% which includes $152 million of commercial mortgages at a weighted average rate of 3.50%. The mortgage loan pipeline was $125 million with a weighted average rate of 4.40% at June 30, 2022. We currently anticipate new loan originations in the second half of 2022 will be lower than the first half of 2022.

Net interest margin for the first six months of 2022 was 2.93% versus 2.70% for the 2021 period. Significant increases in short term interest rates due to major shifts in monetary policy could present challenges in maintaining or growing net interest income and margin. The direction of net interest income and margin for the remainder of 2022 is also largely dependent on changes in the yield curve and competitive and economic conditions. Customers are starting to seek higher deposit rates. Additional rate hikes by the Federal Reserve coupled with significant upward movements in the bond market yields could intensify the pressure on our cost of funds while also offering better yields on securities purchased for our investment portfolio.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The increase in noninterest income of $695,000, excluding $606,000 of gains on sales of securities in 2021, is primarily attributable to a final transition payment of $477,000 from LPL Financial for the conversion of the Bank’s retail broker and advisory accounts. The increase also includes higher fees from debit and credit cards of $339,000 and income from BOLI of $320,000. These amounts were partially offset by a decrease in investment services income of $472,000 as the shift to an outside service provider resulted in a revenue sharing agreement and less assets under management.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense remained flat at $32.2 million when comparing the six-month periods of 2021 and 2022. Decreases in salaries and benefits expense of $179,000 due to a net reduction in branch locations and staff were partially offset by the hiring of seasoned banking professionals in lending, technology and other areas. Occupancy and equipment expense was stable at $6.3 million as lower rent, depreciation and maintenance and repair costs from the 2021 branch closures were largely offset by the costs of new branch locations on the east end of Long Island and the relocation to new corporate office space in Melville, N.Y.

Income Taxes

Income tax expense increased $364,000 and the effective tax rate decreased from 20.6% to 20.2% when comparing the six-month periods. The decrease in the effective tax rate is mainly due to the purchase of $20 million of BOLI in December 2021 and the Corporation being in a capital tax position for New York State and NYC purposes. The increase in income tax expense is due to higher pre-tax earnings in the current six-month period as compared to the 2021 period partially offset by the lower effective tax rate.

Results of Operations – Second Quarter 2022 Versus Second Quarter 2021

Net income for the second quarter of 2022 of $12.5 million increased $1.1 million, or 9.6%, from $11.4 million earned in the same quarter of last year. The increase is mainly due to growth in net interest income of $2.8 million, or 10.3%, for substantially the same reasons discussed above with respect to the six-month periods. Partially offsetting this was an increase in the provision for credit losses of $1.3 million mainly due to strong loan originations in the current quarter. Also offsetting the increase in net interest income was an increase of $600,000 in noninterest expense due to the hiring of seasoned banking professionals, the cost of new branch locations on the east end of Long Island and the relocation of corporate offices.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into eleven distinct pools: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) SBA PPP loans. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business credit scored pools, the PD/LGD method is used to measure historical losses; no historical loss method was applied to the SBA PPP loan pool. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in the nature and volume of loans; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as national and local unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of changes in the economy. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL and provision arising from loan growth and concentrations, credit quality and forecasts of unemployment, GDP, vacancies and economic conditions. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

Asset Quality

Information about the Corporation’s risk elements is set forth below. Risk elements include nonaccrual loans, other real estate owned, loans that are contractually past due 30 days or more and modifications made to borrowers experiencing financial difficulty. These risk elements present more than the normal risk that the Corporation will be unable to eventually collect or realize their full carrying value.

	June 30,	December 31,
(in thousands)	2022	2021
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$540	$554
Past due 30 through 89 days	193	460
Past due 90 days or more and still accruing	—	—
Nonaccrual	260	1,235
	993	2,249
Other real estate owned	—	—
	$993	$2,249

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

The ACL increased $1.0 million during the first half of 2022, amounting to $30.9 million, or .93% of total loans, at June 30, 2022 compared to $29.8 million, or .96% of total loans, at December 31, 2021. During the first half of 2022, the Bank had loan chargeoffs of

$168,000, recoveries of $43,000 and recorded a provision of $1.2 million. During the first half of 2021, the Bank had loan chargeoffs of $723,000, recoveries of $263,000 and recorded a credit provision of $1.6 million. The provision in the current period was mainly due to an increase in outstanding mortgage loans partially offset by qualitative adjustments for current conditions and historical loss rates. The credit provision in the 2021 period was mainly due to improvements in economic conditions, asset quality and other portfolio metrics and a decline in outstanding residential mortgage loans, partially offset by net chargeoffs.

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

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at June 30, 2022. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has improved, inflation and increasing rates pose new economic challenges and may result in higher chargeoffs and provisions.

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

The Corporation’s cash and cash equivalent position at June 30, 2022 was $64.1 million, up from $43.7 million at December 31, 2021. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans, proceeds from long-term debt and operations exceeded cash used to repay borrowings, purchase securities, originate loans, repurchase common stock and pay cash dividends.

Securities decreased $45.0 million during the first six months of 2022, from $734.3 million at year-end 2021 to $689.3 million at June 30, 2022. The decrease is primarily attributable to maturities and redemptions of $27.5 million and unrealized losses of $65.2 million during the period, partially offset by purchases of $48.5 million.

During the first six months of 2022, total deposits grew $290.1 million, or 8.8%, to $3.6 billion at June 30, 2022. The increase was attributable to growth in checking deposits of $69.0 million, savings, NOW and money market deposits of $65.0 million and time deposits of $156.2 million. The increase in time deposits was due to the purchase of brokered CDs totaling $165 million.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments, maturities and monthly payments on its investment securities and loan portfolios, operations and investment securities designated as AFS. At June 30, 2022, the Bank had approximately $192.2 million of unencumbered AFS securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can draw funds under its existing line and the Corporation believes it can raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and unsecured line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had a borrowing capacity of approximately $1.8 billion at June 30, 2022.

Capital

Stockholders’ equity was $376.5 million at June 30, 2022 versus $413.8 million at December 31, 2021. The decrease was mainly due to net unrealized losses of $45.1 million on the Bank’s AFS investment securities, cash dividends declared of $9.2 million and common stock repurchases of $9.8 million, partially offset by net income of $24.6 million. The net unrealized losses of $45.1 million on the AFS investment securities portfolio were due to an increase in interest rates during the first half of 2022. The fair value of the AFS investment securities portfolio could continue to decline with further increases in interest rates.

ROE for the first half of 2022 was 12.43% compared to 11.09% for the same period last year. Book value per share was $16.48 at the close of the current period, compared to $17.81 at year-end 2021. The increase in ROE was due to higher net income as well as an increase in accumulated OCI due to a significant increase in the net unrealized loss in the AFS securities portfolio from higher interest rates. The losses in the AFS securities portfolio, which reduced the average balance of stockholders’ equity, accounted for 77 bps of the improvement in the ROE ratio when compared to the prior year period. The unrealized loss also accounted for a $1.89 reduction in book value per share at June 30, 2022.

The Corporation and the Bank have elected to adopt the community bank leverage ratio (“CBLR”) framework, which requires a leverage ratio of greater than 9.00%. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of the Corporation and the Bank at June 30, 2022 were 9.85% and 9.84%, respectively, and satisfy the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During the first half of 2022, the Corporation repurchased 488,897 shares of its common stock at a total cost of $9.8 million. The Corporation can repurchase another $23.1 million under Board approved repurchase programs. We expect to continue common stock repurchases during the remainder of 2022.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at June 30, 2022 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending June 30, 2023 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.2 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending June 30, 2023 and calculations of EVE at June 30, 2022 assuming rate changes of plus 100, 200 and 300 bps and minus 100 bps. The rate change scenarios were selected based on current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect the Bank’s strategic plan. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at June 30, 2022		Year Ending June 30, 2023
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$666,604	-16.1%	$107,971	-10.5%
+ 200 basis point rate shock	708,324	-10.8%	112,055	-7.1%
+ 100 basis point rate shock	757,853	-4.6%	116,630	-3.3%
Base case (no rate change)	794,313	—	120,587	—
- 100 basis point rate shock	783,396	-1.4%	118,178	-2.0%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended June 30, 2023 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any long-term borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds, and a significant portion of its loan portfolio does not immediately reprice with changes in market rates. An immediate decrease in interest rates of 100 bps could also negatively impact the Bank’s net interest income for the same time period due to the inability to reduce interest rates on deposit accounts below zero. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into it by reference contain or may contain various forward-looking statements. These forward-looking statements include statements of goals; intentions and expectations; estimates of risks and of future costs and benefits; assessments of expected future credit losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as “would,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties which may change over time. Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the second quarter of 2022 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
April 2022	—	—	—	$28,353,157
May 2022	182,900	$18.274	182,900	$25,010,803
June 2022	103,111	$18.875	103,111	$23,064,539
Total	286,011	$18.491	286,011

(1) The Corporation’s Board of Directors approved a new $30 million common stock repurchase program which was announced on January 31, 2022. The Corporation’s stock repurchase program does not have a fixed expiration date.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 4, 2022	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
William Aprigliano, First Senior Vice President &
Chief Accounting Officer
(principal accounting officer)