Form 10-Q
period 2022-09-30
FIRST OF LONG ISLAND CORP
filed 2022-11-03
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of October 31, 2022, the registrant had 22,658,582 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2022	2021
Assets:
Cash and cash equivalents	$62,210	$43,675
Investment securities available-for-sale, at fair value	664,221	734,318

Loans:
Commercial and industrial	113,066	120,920
Secured by real estate:
Commercial mortgages	1,942,214	1,736,612
Residential mortgages	1,233,005	1,202,374
Home equity lines	43,276	44,139
Consumer and other	1,642	991
	3,333,203	3,105,036
Allowance for credit losses	(31,347)	(29,831)
	3,301,856	3,075,205
Restricted stock, at cost	21,601	21,524
Bank premises and equipment, net	37,614	37,523
Right-of-use asset - operating leases	23,334	8,438
Bank-owned life insurance	110,083	107,831
Pension plan assets, net	19,193	19,097
Deferred income tax benefit	32,675	3,987
Other assets	18,443	17,191
	$4,291,230	$4,068,789
Liabilities:
Deposits:
Checking	$1,397,166	$1,400,998
Savings, NOW and money market	1,784,964	1,685,410
Time	404,627	228,837
	3,586,757	3,315,245
Short-term borrowings	40,000	125,000
Long-term debt	264,835	186,322
Operating lease liability	25,206	11,259
Accrued expenses and other liabilities	14,985	17,151
	3,931,783	3,654,977
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 22,644,626 and 23,240,596 shares	2,264	2,324
Surplus	81,470	93,480
Retained earnings	343,406	320,321
	427,140	416,125
Accumulated other comprehensive loss, net of tax	(67,693)	(2,313)
	359,447	413,812
	$4,291,230	$4,068,789

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Loans	$86,181	$79,431	$30,032	$25,975
Investment securities:
Taxable	6,556	6,269	2,751	2,191
Nontaxable	6,013	6,535	2,051	2,073
	98,750	92,235	34,834	30,239
Interest expense:
Savings, NOW and money market deposits	3,263	3,451	1,699	1,191
Time deposits	3,474	4,818	1,374	921
Short-term borrowings	775	1,062	91	362
Long-term debt	3,280	3,468	1,412	1,157
	10,792	12,799	4,576	3,631
Net interest income	87,958	79,436	30,258	26,608
Provision (credit) for credit losses	2,248	(3,058)	1,089	(1,449)
Net interest income after provision (credit) for credit losses	85,710	82,494	29,169	28,057

Noninterest income:
Bank-owned life insurance	2,253	1,769	763	599
Service charges on deposit accounts	2,346	2,170	840	752
Net gains on sales of securities	—	606	—	—
Other	4,896	4,669	1,444	1,504
	9,495	9,214	3,047	2,855
Noninterest expense:
Salaries and employee benefits	30,264	29,663	10,528	9,748
Occupancy and equipment	9,702	10,446	3,395	4,102
Other	9,246	8,910	3,091	2,891
	49,212	49,019	17,014	16,741
Income before income taxes	45,993	42,689	15,202	14,171

Income tax expense	8,965	8,612	2,738	2,749
Net income	$37,028	$34,077	$12,464	$11,422

Weighted average:
Common shares	22,973,209	23,720,578	22,746,302	23,646,172
Dilutive restricted stock units	89,817	97,291	99,208	112,074
	23,063,026	23,817,869	22,845,510	23,758,246
Earnings per share:
Basic	$1.61	$1.44	$0.55	$0.48
Diluted	1.61	1.43	0.55	0.48

Cash dividends declared per share	0.61	0.58	0.21	0.20

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net income	$37,028	$34,077	$12,464	$11,422
Other comprehensive loss:
Change in net unrealized holding gains or losses on available-for-sale securities	(96,238)	(7,345)	(31,021)	(3,225)
Change in net unrealized loss on derivative instruments	1,750	2,815	—	315
Other comprehensive loss before income taxes	(94,488)	(4,530)	(31,021)	(2,910)
Income tax benefit	(29,108)	(1,328)	(9,556)	(896)
Other comprehensive loss	(65,380)	(3,202)	(21,465)	(2,014)
Comprehensive income (loss)	$(28,352)	$30,875	$(9,001)	$9,408

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2022
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	23,240,596	$2,324	$93,480	$320,321	$(2,313)	$413,812
Net income				12,083		12,083
Other comprehensive loss					(27,684)	(27,684)
Repurchase of common stock	(202,886)	(20)	(4,480)			(4,500)
Shares withheld upon the vesting
and conversion of RSUs	(25,628)	(3)	(542)			(545)
Common stock issued under
stock compensation plans	75,483	8	8			16
Common stock issued under
dividend reinvestment and
stock purchase plan	18,505	2	380			382
Stock-based compensation			516			516
Cash dividends declared				(4,619)		(4,619)
Balance, March 31, 2022	23,106,070	2,311	89,362	327,785	(29,997)	389,461
Net income				12,481		12,481
Other comprehensive loss					(16,231)	(16,231)
Repurchase of common stock	(286,011)	(29)	(5,260)			(5,289)
Shares withheld upon the vesting
and conversion of RSUs	(618)		(12)			(12)
Common stock issued under
stock compensation plans	21,075	2	13			15
Stock-based compensation			600			600
Cash dividends declared				(4,569)		(4,569)
Balance, June 30, 2022	22,840,516	2,284	84,703	335,697	(46,228)	376,456
Net income				12,464		12,464
Other comprehensive loss					(21,465)	(21,465)
Repurchase of common stock	(209,579)	(21)	(4,079)			(4,100)
Common stock issued under
stock compensation plans	899		16			16
Common stock issued under
dividend reinvestment and
stock purchase plan	12,790	1	217			218
Stock-based compensation			613			613
Cash dividends declared				(4,755)		(4,755)
Balance, September 30, 2022	22,644,626	$2,264	$81,470	$343,406	$(67,693)	$359,447

	Nine Months Ended September 30, 2021
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	23,790,589	$2,379	$105,547	$295,622	$3,570	$407,118
Net income				11,267		11,267
Other comprehensive loss					(4,395)	(4,395)
Repurchase of common stock	(107,887)	(11)	(1,989)			(2,000)
Shares withheld upon the vesting
and conversion of RSUs	(16,918)	(2)	(318)			(320)
Common stock issued under
stock compensation plans	94,627	10	152			162
Common stock issued under
dividend reinvestment and
stock purchase plan	22,341	2	416			418
Stock-based compensation			390			390
Cash dividends declared				(4,518)		(4,518)
Balance, March 31, 2021	23,782,752	2,378	104,198	302,371	(825)	408,122
Net income				11,388		11,388
Other comprehensive income					3,207	3,207
Repurchase of common stock	(92,533)	(9)	(2,091)			(2,100)
Shares withheld upon the vesting
and conversion of RSUs	(1,431)		(31)			(31)
Common stock issued under
stock compensation plans	6,229	1	35			36
Stock-based compensation			525			525
Cash dividends declared				(4,503)		(4,503)
Balance, June 30, 2021	23,695,017	2,370	102,636	309,256	2,382	416,644
Net income				11,422		11,422
Other comprehensive income					(2,014)	(2,014)
Repurchase of common stock	(100,845)	(10)	(2,190)			(2,200)
Shares withheld upon the vesting
and conversion of RSUs	(133)		(3)			(3)
Common stock issued under
stock compensation plans	2,207		37			37
Common stock issued under
dividend reinvestment and
stock purchase plan	9,966	1	203			204
Stock-based compensation			514			514
Cash dividends declared				(4,721)		(4,721)
Balance, September 30, 2021	23,606,212	$2,361	$101,197	$315,957	$368	$419,883

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$37,028	$34,077
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	2,248	(3,058)
Provision for deferred income taxes	420	1,241
Depreciation and amortization of premises and equipment	2,743	3,336
Amortization of right-of-use asset - operating leases	1,978	1,558
Premium amortization on investment securities, net	1,228	1,685
Net gain on sales of securities	—	(606)
Stock-based compensation expense	1,729	1,429
Accretion of cash surrender value on bank-owned life insurance	(2,253)	(1,769)
Pension credit	(96)	(247)
Decrease in other liabilities	(3,450)	(2,301)
Other (increases) decreases in assets	(1,170)	3,433
Net cash provided by operating activities	40,405	38,778
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	—	54,192
Proceeds from maturities and redemptions	38,085	93,162
Purchases	(65,454)	(268,803)
Net (increase) decrease in loans	(228,899)	131,578
Net (increase) decrease in restricted stock	(77)	879
Purchases of premises and equipment, net	(2,868)	(2,327)
Net cash provided by (used in) investing activities	(259,213)	8,681
Cash Flows From Financing Activities:
Net increase in deposits	271,512	49,958
Net decrease in short-term borrowings	(85,000)	(10,095)
Proceeds from long-term debt	140,000	—
Repayment of long-term debt	(61,487)	(20,000)
Proceeds from issuance of common stock, net of shares withheld	43	401
Repurchase of common stock	(13,889)	(6,300)
Cash dividends paid	(13,836)	(13,539)
Net cash provided by financing activities	237,343	425
Net increase in cash and cash equivalents	18,535	47,884
Cash and cash equivalents, beginning of year	43,675	211,182
Cash and cash equivalents, end of period	$62,210	$259,066
Supplemental Cash Flow Disclosures:
Cash paid for interest	$10,033	$13,276
Cash paid for income taxes	7,900	8,411
Operating cash flows from operating leases	3,179	1,856
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	16,874	—
Cash dividends payable	4,755	4,721

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

The consolidated financial information included herein as of and for the periods ended September 30, 2022 and 2021 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2021 consolidated balance sheet was derived from the Corporation's December 31, 2021 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

Adoption of New Accounting Standards. In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-2 “Financial Instruments (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” which affect entities that have adopted ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“CECL”). The amendments in the ASU eliminate the troubled debt restructurings (“TDR”) recognition and measurement guidance and instead require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, while also enhancing disclosure requirements. The amendments also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of CECL. Gross write-offs must be included in the vintage disclosures required by CECL. For entities that have adopted CECL such as the Corporation, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should generally be applied prospectively. Early adoption is permitted, including adoption in an interim period. Management adopted ASU 2022-2 in the second quarter of 2022 effective as of January 1, 2022 using the modified retrospective transition approach. Its adoption modified the Corporation’s disclosures but did not have a material impact on its financial position or results of operations. Disclosures pertaining to the ASU can be found in “Note 4 – Loans” of these unaudited consolidated financial statements.

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

The components of OCI and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Change in net unrealized holding gains or losses on
available-for-sale securities:
Change arising during the period	$(96,238)	$(6,739)	$(31,021)	$(3,225)
Reclassification adjustment for gains included in net income (1)	—	(606)	—	—
	(96,238)	(7,345)	(31,021)	(3,225)
Tax effect	(29,646)	(2,151)	(9,556)	(993)
	(66,592)	(5,194)	(21,465)	(2,232)
Change in unrealized loss on derivative instruments:
Amount of gain (loss) during the period	1,324	266	—	(1)
Reclassification adjustment for net interest expense
included in net income (2)	426	2,549	—	316
	1,750	2,815	—	315
Tax effect	538	823	—	97
	1,212	1,992	—	218
Other comprehensive loss	$(65,380)	$(3,202)	$(21,465)	$(2,014)

(1) Represents net realized gains arising from the sale of AFS securities. These net gains are included in the consolidated statements of income in the line item “Net gains on sales of securities.”

(2) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “Interest expense.”

The following table sets forth the components of accumulated OCI, net of tax.

		Current
	Balance	Period	Balance
(in thousands)	12/31/21	Change	9/30/22
Unrealized holding gains (losses) on available-for-sale securities	$1,955	$(66,592)	$(64,637)
Unrealized actuarial loss on pension plan	(3,056)	—	(3,056)
Unrealized loss on derivative instruments	(1,212)	1,212	—
Accumulated other comprehensive loss, net of tax	$(2,313)	$(65,380)	$(67,693)

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$322,278	$70	$(29,075)	$293,273
Pass-through mortgage securities	179,220	—	(34,162)	145,058
Collateralized mortgage obligations	137,138	—	(20,353)	116,785
Corporate bonds	119,000	—	(9,895)	109,105
	$757,636	$70	$(93,485)	$664,221

	December 31, 2021
State and municipals	$315,747	$11,600	$(176)	$327,171
Pass-through mortgage securities	187,494	54	(4,591)	182,957
Collateralized mortgage obligations	109,254	67	(3,239)	106,082
Corporate bonds	119,000	—	(892)	118,108
	$731,495	$11,721	$(8,898)	$734,318

At September 30, 2022 and December 31, 2021, investment securities with a carrying value of $395.2 million and $425.0 million, respectively, were pledged as collateral to secure public deposits, borrowed funds and derivative liabilities.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2022 and December 31, 2021.

There was no allowance for credit losses associated with the investment securities portfolio at September 30, 2022 or December 31, 2021.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2022
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$256,859	$(24,416)	$8,361	$(4,659)	$265,220	$(29,075)
Pass-through mortgage securities	13,731	(1,863)	131,326	(32,299)	145,057	(34,162)
Collateralized mortgage obligations	43,663	(1,338)	73,122	(19,015)	116,785	(20,353)
Corporate bonds	81,000	(7,000)	28,105	(2,895)	109,105	(9,895)
Total temporarily impaired	$395,253	$(34,617)	$240,914	$(58,868)	$636,167	$(93,485)

	December 31, 2021
State and municipals	$18,429	$(176)	$—	$—	$18,429	$(176)
Pass-through mortgage securities	179,575	(4,529)	1,641	(62)	181,216	(4,591)
Collateralized mortgage obligations	99,305	(3,239)	—	—	99,305	(3,239)
Corporate bonds	87,620	(380)	30,488	(512)	118,108	(892)
Total temporarily impaired	$384,929	$(8,324)	$32,129	$(574)	$417,058	$(8,898)

State and Municipals

At September 30, 2022, approximately $265.2 million of state and municipal bonds had an unrealized loss of $29.1 million. Each of the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The decline in value is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At September 30, 2022, approximately $145.1 million of pass-through mortgage securities had an unrealized loss of $34.2 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At September 30, 2022, approximately $116.8 million of collateralized mortgage obligations had an unrealized loss of $20.4 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The decline in fair value is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At September 30, 2022, approximately $109.1 million of corporate bonds had an unrealized loss of $9.9 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at September 30, 2022.

Sales of AFS Securities. Sales of AFS securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Proceeds	$—	$54,192	$—	$—

Gains	$—	$622	$—	$—
Losses	—	(16)	—	—
Net gain	$—	$606	$—	$—

Income tax expense related to the net realized gains for the nine months ended September 30, 2021 was $187,000.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities, and corporate bonds at September 30, 2022 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments, they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$14,996	$14,905
After 1 through 5 years	86,418	84,054
After 5 through 10 years	209,402	194,397
After 10 years	130,462	109,022
Mortgage-backed securities	316,358	261,843
	$757,636	$664,221

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$112,873	$90,386
SBA PPP	193	30,534
Commercial mortgages:
Multifamily	927,717	864,207
Other	793,592	700,872
Owner-occupied	220,905	171,533
Residential mortgages:
Closed end	1,233,005	1,202,374
Revolving home equity	43,276	44,139
Consumer and other	1,642	991
	$3,333,203	$3,105,036

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

Growth in commercial and residential mortgages and commercial and industrial loans and chargeoffs were the main drivers of the provision recorded in the first nine months of 2022, partially offset by declines in historical loss rates and other portfolio metrics.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/2022	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/2022
Commercial and industrial	$888	$424	$64	$940	$1,468
SBA PPP	46	—	—	(42)	4
Commercial mortgages:
Multifamily	8,154	—	—	267	8,421
Other	6,478	—	—	1,014	7,492
Owner-occupied	2,515	—	—	503	3,018
Residential mortgages:
Closed end	11,298	372	—	(345)	10,581
Revolving home equity	449	—	—	(101)	348
Consumer and other	3	—	—	12	15
	$29,831	$796	$64	$2,248	$31,347

(in thousands)	Balance at 7/1/2022	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/2022
Commercial and industrial	$1,041	$344	$21	$750	$1,468
SBA PPP	7	—	—	(3)	4
Commercial mortgages:
Multifamily	8,877	—	—	(456)	8,421
Other	6,924	—	—	568	7,492
Owner-occupied	2,961	—	—	57	3,018
Residential mortgages:
Closed end	10,694	284	—	171	10,581
Revolving home equity	350	—	—	(2)	348
Consumer and other	11	—	—	4	15
	$30,865	$628	$21	$1,089	$31,347

(in thousands)	Balance at 1/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/2021
Commercial and industrial	$1,416	$227	$188	$(519)	$858
SBA PPP	209	—	—	(111)	98
Commercial mortgages:
Multifamily	9,474	544	—	(1,103)	7,827
Other	4,913	—	—	859	5,772
Owner-occupied	1,905	165	91	180	2,011
Residential mortgages:
Closed end	14,706	79	19	(2,205)	12,441
Revolving home equity	407	—	254	(156)	505
Consumer and other	7	1	1	(3)	4
	$33,037	$1,016	$553	$(3,058)	$29,516

(in thousands)	Balance at 7/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 9/30/2021
Commercial and industrial	$1,008	$—	$20	$(170)	$858
SBA PPP	141	—	—	(43)	98
Commercial mortgages:
Multifamily	8,613	292	—	(494)	7,827
Other	5,363	—	—	409	5,772
Owner-occupied	1,895	—	—	116	2,011
Residential mortgages:
Closed end	13,316	—	16	(891)	12,441
Revolving home equity	628	—	254	(377)	505
Consumer and other	4	1	—	1	4
	$30,968	$293	$290	$(1,449)	$29,516

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	September 30, 2022
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$333	$—	$—	$—	$—	$333	$112,540	$112,873
SBA PPP	193	—	—	—	—	193	—	193
Commercial mortgages:
Multifamily	—	—	—	—	—	—	927,717	927,717
Other	—	—	—	—	—	—	793,592	793,592
Owner-occupied	—	—	—	—	—	—	220,905	220,905
Residential mortgages:
Closed end	—	—	—	—	—	—	1,233,005	1,233,005
Revolving home equity	—	—	—	—	—	—	43,276	43,276
Consumer and other	—	—	—	—	—	—	1,642	1,642
	$526	$—	$—	$—	$—	$526	$3,332,677	$3,333,203

	December 31, 2021
Commercial and industrial	$128	$—	$—	$—	$—	$128	$90,258	$90,386
SBA PPP	259	—	—	—	—	259	30,275	30,534
Commercial mortgages:
Multifamily	—	—	—	—	—	—	864,207	864,207
Other	—	—	—	—	—	—	700,872	700,872
Owner-occupied	—	—	—	—	—	—	171,533	171,533
Residential mortgages:
Closed end	—	—	—	—	1,235	1,235	1,201,139	1,202,374
Revolving home equity	—	—	—	—	—	—	44,139	44,139
Consumer and other	73	—	—	—	—	73	918	991
	$460	$—	$—	$—	$1,235	$1,695	$3,103,341	$3,105,036

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at September 30, 2022 or December 31, 2021.

Accrued interest receivable from loans totaled $8.9 million and $8.0 million at September 30, 2022 and December 31, 2021, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

Loan Modifications. The Bank did not modify the terms of any loans for borrowers experiencing financial difficulty in the form of principal forgiveness, an interest reduction, an other-than-insignificant payment delay or a term extension during the first nine months of 2022 or 2021, nor did the Bank have commitments to lend additional amounts to such borrowers at September 30, 2022 or December 31, 2021.

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

	September 30, 2022
	Term Loans by Origination Year						Revolving
(in thousands)	2022	2021	2020	2019	2018	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$28,101	$30,194	$10,697	$6,006	$8,278	$8,672	$15,638	$107,586
Watch	—	5,001	271	—	—	—	15	5,287
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$28,101	$35,195	$10,968	$6,006	$8,278	$8,672	$15,653	$112,873

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(424)	$(424)
Current-period recoveries	—	—	—	—	—	—	64	64
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(360)	$(360)

SBA PPP:
Risk rating:
Pass	$—	$—	$193	$—	$—	$—	$—	$193
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$193	$—	$—	$—	$—	$193

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – multifamily:
Risk rating:
Pass	$191,239	$181,529	$39,899	$125,813	$122,263	$260,415	$225	$921,383
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,334	—	6,334
Doubtful	—	—	—	—	—	—	—	—
	$191,239	$181,529	$39,899	$125,813	$122,263	$266,749	$225	$927,717

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – other:
Risk rating:
Pass	$178,787	$225,269	$112,317	$34,647	$44,121	$190,614	$—	$785,755
Watch	—	—	—	—	939	—	—	939
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,898	—	6,898
Doubtful	—	—	—	—	—	—	—	—
	$178,787	$225,269	$112,317	$34,647	$45,060	$197,512	$—	$793,592

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$54,919	$62,134	$21,321	$41,821	$2,819	$36,793	$1,098	$220,905
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$54,919	$62,134	$21,321	$41,821	$2,819	$36,793	$1,098	$220,905

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2022
	Term Loans by Origination Year						Revolving
(in thousands)	2022	2021	2020	2019	2018	Prior	Loans (1)	Total
Residential mortgages:
Risk rating:
Pass	$173,556	$170,685	$37,500	$17,272	$187,310	$646,210	$43,276	$1,275,809
Watch	—	—	—	—	—	472	—	472
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$173,556	$170,685	$37,500	$17,272	$187,310	$646,682	$43,276	$1,276,281

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(372)	$—	$(372)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$(372)	$—	$(372)

Consumer and other:
Risk rating:
Pass	$295	$—	$—	$100	$—	$92	$810	$1,297
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	345	345
	$295	$—	$—	$100	$—	$92	$1,155	$1,642

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$626,897	$674,812	$222,198	$225,659	$365,730	$1,156,500	$61,407	$3,333,203
Total net chargeoffs	$—	$—	$—	$—	$—	$(372)	$(360)	$(732)

(1) Includes commercial and industrial and residential mortgage lines converted to term of $5.3 million and $9.1 million, respectively.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at September 30, 2022 and changes during the nine-month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2022	207,359	$17.70
Granted	139,279	19.68
Converted	(94,991)	18.87
Forfeited	(1,272)	17.49
Outstanding at September 30, 2022	250,375	$18.36	1.05	$4,316

As of September 30, 2022, there was $2.5 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2022:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$293,273	$—	$292,706	$567
Pass-through mortgage securities	145,058	—	145,058	—
Collateralized mortgage obligations	116,785	—	116,785	—
Corporate bonds	109,105	—	109,105	—
	$664,221	$—	$663,654	$567

December 31, 2021:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$327,171	$—	$326,201	$970
Pass-through mortgage securities	182,957	—	182,957	—
Collateralized mortgage obligations	106,082	—	106,082	—
Corporate bonds	118,108	—	118,108	—
	$734,318	$—	$733,348	$970
Financial Liabilities:
Derivative - interest rate swaps	$1,750	$—	$1,750	$—

State and municipal AFS securities measured using Level 3 inputs. The Bank held five non-rated bond anticipation notes with a book value of $0.6 million at September 30, 2022. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at September 30, 2022.

Premises and Facilities. Premises and facilities held-for-sale of $3.8 million are reported in the line item “Other assets” in the consolidated balance sheets and are measured at lower of cost or fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021.

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

	Level of	September 30, 2022			December 31, 2021
	Fair Value	Carrying			Carrying
(in thousands)	Hierarchy	Amount	Fair Value		Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$62,210	$62,210		$43,675	$43,675
Loans	Level 3	3,301,856	3,024,385	(1)	3,075,205	3,048,791
Restricted stock	n/a	21,601	n/a		21,524	n/a

Financial Liabilities:
Checking deposits	Level 1	1,397,166	1,397,166		1,400,998	1,400,998
Savings, NOW and money market deposits	Level 1	1,784,964	1,784,964		1,685,410	1,685,410
Time deposits	Level 2	404,627	392,853		228,837	232,973
Short-term borrowings	Level 1	40,000	40,000		125,000	125,000
Long-term debt	Level 2	264,835	260,629		186,322	188,413

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

The following table summarizes information about the interest rate swap designated as a cash flow hedge at the periods indicated.

	September 30, 2022	December 31, 2021
Notional amount	—	$50 million
Weighted average fixed pay rate	—	2.62%
Weighted average 3-month LIBOR receive rate	—	0.13%
Weighted average maturity	—	2.05 Years

Interest expense recorded on swap transactions, which totaled $426,000 and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively, was recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps were reclassified to interest expense as interest payments were made on the Bank’s variable-rate liabilities. During the nine months ended September 30, 2022, the Corporation had $426,000 of reclassifications to interest expense.

The following table presents the net gains and losses recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to interest rate swaps.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Interest rate contracts:
Amount of gain (loss) recognized in OCI (effective portion)	$1,324	$266	$—	$(1)
Amount of loss reclassified from OCI to interest expense	426	2,549	—	316
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—	—

The following table reflects the amounts relating to the interest rate swap included in the consolidated balance sheets at the periods indicated.

	September 30, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other liabilities		$—	$—		$—	$1,750
Interest rate swap hedging FHLB advances	$—			$50,000

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

Overview

Net income and diluted earnings per share for the first nine months of 2022 were $37.0 million and $1.61, respectively, compared to $34.1 million and $1.43, respectively, for the same period last year. Dividends per share increased 5.2%, from $.58 for the first nine months of 2021 to $.61 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first nine months of 2022 were 1.17% and 12.57%, respectively, compared to 1.09% and 10.96%, respectively, for the same period last year. Book value per share was $15.87 at the close of the current period, compared to $17.81 at year-end 2021.

Analysis of Earnings – Nine Month Periods. Net income for the first nine months of 2022 was $37.0 million, an increase of $3.0 million, or 8.7%, versus the same period last year. The increase is primarily due to growth in net interest income of $8.5 million, or 10.7%, and noninterest income of $887,000, or 10.3%, excluding 2021 securities gains. These items were partially offset by increases in the provision for credit losses of $5.3 million, noninterest expense of $193,000 and income tax expense of $353,000.

The increase in net interest income reflects growth in interest income on loans due to an increase in average loans outstanding at September 30, 2022 and a decline in interest expense related to the maturity and termination of the Bank’s interest rate swap in April 2022. Also contributing to the increase was a favorable shift in the mix of funding as an increase in average checking deposits and a decline in average interest-bearing liabilities resulted in average checking deposits comprising a larger portion of total funding. While the average cost of interest-bearing liabilities declined when comparing the nine-month periods, current funding costs are increasing due to higher market interest rates and competition.

During the third quarter of 2022, we originated $130 million of loans with a weighted average rate of approximately 4.51% which includes $79 million of commercial mortgages at a weighted average rate of 4.62%. The mortgage loan pipeline was $68 million with a weighted average rate of 5.51% at September 30, 2022. The amount of originations during the quarter and the pipeline at quarter-end reflect lower demand for loans in the marketplace due to higher interest rates.

Net interest margin for the first nine months of 2022 was 2.95% versus 2.70% for the 2021 period which includes 9 basis points (“bps”) and 14 bps, respectively, related to prepayment fees, late fees and PPP income. Significant increases in interest rates due to inflation are expected to adversely affect net interest income and margin which are largely dependent on changes in the yield curve and competitive and economic conditions.

The provision for credit losses increased $5.3 million when comparing the nine-month periods from a credit of $3.1 million in the 2021 period to a charge of $2.2 million in the 2022 period. The provision for the current nine-month period was mainly due to an increase in outstanding mortgage loans and chargeoffs, partially offset by lower historical loss rates and changes in current and forecasted conditions.

The increase in noninterest income of $887,000, excluding $606,000 of gains on sales of securities in 2021, is primarily attributable to a final transition payment for the conversion of the Bank’s retail broker and advisory accounts. The increase also includes higher fees from merchant card services and income from bank-owned life insurance (“BOLI”). These amounts were partially offset by a decrease in investment services income as the shift to an outside service provider resulted in a revenue sharing agreement and less assets under management.

Noninterest expense increased $193,000 when comparing the nine-month periods. Noninterest expense in the 2021 period included charges related to the 2021 branch optimization strategy. Excluding the branch optimization charges, the increase in operating expenses totaled $1.4 million which was attributable to higher salaries and benefits expense, occupancy and equipment expense and other expense. The salary and benefits increase includes recruiting of seasoned banking professionals, mid-year salary increases in 2022 and higher incentive and stock-based compensation expenses. The occupancy and equipment increase includes the costs of new branch locations on the east-end of Long Island and new corporate office space in Melville, N.Y. The increase in other expense includes higher marketing expense, relocation costs and other cost of operating the business.

Income tax expense increased $353,000 and the effective tax rate (income tax expense as a percentage of pre-tax book income) decreased from 20.2% to 19.5% when comparing the nine-month periods. The decrease in the effective tax rate is mainly due to the purchase of $20 million of BOLI in December 2021 and being in a capital tax position for New York State (“NYS”) and NYC purposes. The increase in income tax expense is due to higher pre-tax earnings in the current nine-month period as compared to the 2021 period partially offset by the lower effective tax rate.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was .94% at September 30, 2022 as compared to .93% at June 30, 2022 and .96% at December 31, 2021. The increase in the reserve coverage ratio during the third quarter was mainly due to current and forecasted economic conditions. Nonaccrual and modified loans and loans past due 30 through 89 days are at very low levels.

Key Initiatives and Milestones. We continue focusing on strategic initiatives supporting the growth of our balance sheet with a profitable relationship banking business. Such initiatives include improving the quality of technology through continuing digital enhancements and IT system upgrades, optimizing our branch network across a larger geography, using new branding and “CommunityFirst” focus to improve name recognition, enhancing our website and social media presence including the promotion of FirstInvestments, and recruitment of experienced banking professionals to support our growth and technology initiatives. We also continue to focus on the areas of cybersecurity, environmental, social and governance practices.

October 1, 2022 marked the Bank’s 95th anniversary. Since 1927, we have been helping our clients succeed. After 95 years, we continue to be an important part of the communities we operate in and were recently recognized in the annual Piper Sandler Small-All Star Class of 2022 as one of the top 35 performing small-cap banks and thrifts in the country.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
	2022			2021
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$35,373	$314	1.19%	$217,501	$204.13%
Investment securities:
Taxable (1)	438,475	6,242	1.90	456,244	6,065	1.77
Nontaxable (1) (2)	317,802	7,611	3.19	351,254	8,272	3.14
Loans (1) (2)	3,261,521	86,185	3.52	2,977,583	79,435	3.56
Total interest-earning assets	4,053,171	100,352	3.30	4,002,582	93,976	3.13
Allowance for credit losses	(30,332)			(31,905)
Net interest-earning assets	4,022,839			3,970,677
Cash and due from banks	34,041			34,026
Premises and equipment, net	37,967			38,362
Other assets	140,114			132,527
	$4,234,961			$4,175,592
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,726,886	3,263.25		$1,808,349	3,451.26
Time deposits	345,623	3,474	1.34	324,419	4,818	1.99
Total interest-bearing deposits	2,072,509	6,737.43		2,132,768	8,269.52
Short-term borrowings	62,837	775	1.65	55,238	1,062	2.57
Long-term debt	221,889	3,280	1.98	228,383	3,468	2.03
Total interest-bearing liabilities	2,357,235	10,792.61		2,416,389	12,799.71
Checking deposits	1,451,964			1,315,768
Other liabilities	31,826			27,856
	3,841,025			3,760,013
Stockholders' equity	393,936			415,579
	$4,234,961			$4,175,592

Net interest income (2)		$89,560			$81,177
Net interest spread (2)			2.69%			2.42%
Net interest margin (2)			2.95%			2.70%

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

	Nine Months Ended September 30,
	2022 Versus 2021
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$(299)	$409	$110
Investment securities:
Taxable	(250)	427	177
Nontaxable	(792)	131	(661)
Loans	7,584	(834)	6,750
Total interest income	6,243	133	6,376
Interest Expense:
Savings, NOW & money market deposits	(154)	(34)	(188)
Time deposits	307	(1,651)	(1,344)
Short-term borrowings	131	(418)	(287)
Long-term debt	(98)	(90)	(188)
Total interest expense	186	(2,193)	(2,007)
Increase in net interest income	$6,057	$2,326	$8,383

Net Interest Income

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2022 was $89.6 million, an increase of $8.4 million, or 10.3%, from the same period of 2021. The increase in net interest income reflects growth in interest income on loans of $6.8 million due to an increase in average loans outstanding of $283.9 million to $3.3 billion at September 30, 2022 and a decline in interest expense of $2.0 million related to the maturity and termination of the Bank’s interest rate swap in April 2022. Also contributing to the increase was a favorable shift in the mix of funding as an increase in average checking deposits of $136.2 million, or 10.4%, and a decline in average interest-bearing liabilities of $59.2 million, or 2.4%, resulted in average checking deposits comprising a larger portion of total funding. While the average cost of interest-bearing liabilities declined 10 bps to .61% when comparing the nine-month periods, current funding costs are increasing due to higher market interest rates and competition.

Interest income on PPP loans declined $4.0 million to $1.1 million when comparing the first nine months of 2022 to the same period last year. Excluding PPP income, interest income on loans would have increased $10.8 million and the loan portfolio yield would have increased by 1 bp.

During the third quarter of 2022, we originated $130 million of loans with a weighted average rate of approximately 4.51% which includes $79 million of commercial mortgages at a weighted average rate of 4.62%. The mortgage loan pipeline was $68 million with a weighted average rate of 5.51% at September 30, 2022. The amount of originations during the quarter and the pipeline at quarter-end reflect lower demand for loans in the marketplace due to higher interest rates.

Net interest margin for the first nine months of 2022 was 2.95% versus 2.70% for the 2021 period which includes 9 bps and 14 bps, respectively, related to prepayment fees, late fees and PPP income. Significant increases in interest rates due to inflation are expected to adversely affect net interest income and margin which are largely dependent on changes in the yield curve and competitive and economic conditions.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

The increase in noninterest income of $887,000, excluding $606,000 of gains on sales of securities in 2021, is primarily attributable to a final transition payment of $477,000 for the conversion of the Bank’s retail broker and advisory accounts. The increase also includes higher fees from merchant card services of $387,000 and income from BOLI of $484,000. These amounts were partially offset by a decrease in investment services income of $610,000 as the shift to an outside service provider resulted in a revenue sharing agreement and less assets under management.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense increased $193,000 when comparing the nine-month periods. Noninterest expense in the 2021 period included charges of $1.2 million related to the 2021 branch optimization strategy. Excluding the branch optimization charges, the increase in operating expenses totaled $1.4 million which was attributable to higher salaries and benefits expense of $724,000, occupancy and equipment expense of $322,000 and other expense of $376,000. The salary and benefits increase includes recruiting of seasoned banking professionals, mid-year salary increases in 2022 and higher incentive and stock-based compensation expenses. The occupancy and equipment increase includes the costs of new branch locations on the east-end of Long Island and new corporate office space in Melville, N.Y. The increase in other expense includes higher marketing expense, relocation costs and other costs of operating the business.

Income Taxes

Income tax expense increased $353,000 and the effective tax rate decreased from 20.2% to 19.5% when comparing the nine-month periods. The decrease in the effective tax rate is mainly due to the purchase of $20 million of BOLI in December 2021 and being in a capital tax position for NYS and NYC purposes. The increase in income tax expense is due to higher pre-tax earnings in the current nine-month period as compared to the 2021 period partially offset by the lower effective tax rate.

Results of Operations – Third Quarter 2022 Versus Third Quarter 2021

Net income for the third quarter of 2022 of $12.5 million increased $1.0 million, or 9.1%, from $11.4 million earned in the same quarter of last year. The increase is mainly due to growth in net interest income of $3.7 million, or 13.7%, partially offset by an increase in the provision for credit losses of $2.5 million. Also offsetting the increase in net interest income was an increase in salaries and benefits expense of $780,000 due to the same reasons discussed above with respect to the nine-month periods. The increase in net income also reflects the aforementioned branch optimization charges of $1.2 million in the 2021 quarter.

The increase in net interest income was primarily due to growth in interest income on loans of $4.1 million driven by higher outstanding balances and yields, partially offset by higher interest expense due to increases in the average balance and cost of interest-bearing liabilities of $75.1 million and 14 bps, respectively, as depositors increasingly seek higher returns due to rising market interest rates and competition. The increase in the provision for credit losses was primarily due to charges for current and forecasted economic conditions and net chargeoffs of $607,000 on five loans sold during the 2022 quarter.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into eleven distinct pools: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; (10) municipal loans; and (11) SBA PPP loans. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business credit scored pools, the PD/LGD method is used to measure historical losses; no historical loss method was applied to the SBA PPP loan pool. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in the nature and volume of loans; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as national and local unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of changes in the economy. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL and provision arising from loan growth, loan concentrations and economic forecasts of unemployment, GDP and vacancies. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

	September 30,	December 31,
(in thousands)	2022	2021
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$485	$554
Past due 30 through 89 days	526	460
Past due 90 days or more and still accruing	—	—
Nonaccrual	—	1,235
	1,011	2,249
Other real estate owned	—	—
	$1,011	$2,249

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

The ACL increased $1.5 million during the first nine months of 2022, amounting to $31.3 million, or .94% of total loans, at September 30, 2022 compared to $29.8 million, or .96% of total loans, at December 31, 2021. During the first nine months of 2022, the Bank had loan chargeoffs of $796,000, recoveries of $64,000 and recorded a provision of $2.2 million. During the first nine months of 2021, the Bank had loan chargeoffs of $1.0 million, recoveries of $553,000 and recorded a credit provision of $3.1 million. The provision in the current period was mainly due to an increase in outstanding mortgage loans and chargeoffs, partially offset by lower historical loss rates and changes in current and forecasted conditions. The credit provision in the 2021 period was mainly due to improvements in economic conditions, asset quality and other portfolio metrics and a decline in outstanding residential mortgage loans, partially offset by net chargeoffs.

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

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at September 30, 2022. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has improved, inflation and increasing rates pose new economic challenges and may result in higher chargeoffs and provisions.

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

The Corporation’s cash and cash equivalent position at September 30, 2022 was $62.2 million, up from $43.7 million at December 31, 2021. The increase occurred primarily because cash provided by deposit growth, paydowns or repayments of securities and loans, proceeds from long-term debt and operations exceeded cash used to repay borrowings, purchase securities, originate loans, repurchase common stock and pay cash dividends.

Securities decreased $70.1 million during the first nine months of 2022, from $734.3 million at year-end 2021 to $664.2 million at September 30, 2022. The decrease is primarily attributable to maturities and redemptions of $38.1 million and unrealized losses of $96.2 million during the period, partially offset by purchases of $65.5 million.

During the first nine months of 2022, total deposits grew $271.5 million, or 8.2%, to $3.6 billion at September 30, 2022. The increase was attributable to growth in savings, NOW and money market deposits of $99.6 million and time deposits of $175.8 million, partially offset by a decrease of $3.8 million in checking deposits. The increase in time deposits was due to the purchase of brokered CDs totaling $165 million.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are maturities and monthly payments from its investment securities and loan portfolios, operations and investment securities designated as AFS. At September 30, 2022, the Bank had approximately $159.9 million of unencumbered AFS securities.

The Bank is a member of the Federal Reserve Bank (“FRB”) of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can draw funds under its existing line and the Corporation may raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and unsecured line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. Based on the Bank’s unencumbered securities and loan collateral, a substantial portion of which is in place at the FRB of New York and FHLB of New York, the Bank had a borrowing capacity of approximately $1.8 billion at September 30, 2022. The Bank’s borrowing capacity may be adjusted by the FRB of New York or the FHLB of New York and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors.

Capital

Stockholders’ equity was $359.4 million at September 30, 2022 versus $413.8 million at December 31, 2021. The decrease was mainly due to a decline in the after-tax value of the Bank’s AFS investment securities of $66.6 million, cash dividends declared of $13.9 million and common stock repurchases of $13.9 million, partially offset by net income of $37.0 million. The aforementioned decline in value of the AFS investment securities portfolio was due to an increase in interest rates during the first nine months of 2022. The fair value of the AFS investment securities portfolio could continue to decline with further increases in interest rates.

The Corporation’s ROE for the first nine months of 2022 was 12.57%, an increase when compared to 10.96% for the same period last year. The increase in ROE was due to higher net income as well as an increase in accumulated other comprehensive loss due to a significant increase in the net unrealized loss in the AFS securities portfolio from higher interest rates. The losses in the AFS securities portfolio, which reduced the average balance of stockholders’ equity, accounted for 1.00% of the improvement in the ROE ratio when compared to the prior year period. The unrealized loss also accounted for a $2.86 reduction in book value per share of $15.87 at September 30, 2022. Book value per share was $17.81 at year-end 2021. Based on the Corporation’s market value per share at September 30, 2022 of $17.24, the dividend yield is 4.9%.

The Corporation and the Bank have elected to adopt the community bank leverage ratio (“CBLR”) framework, which requires a leverage ratio of greater than 9.00%. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of both the Corporation and the Bank at September 30, 2022 were 9.75%, and satisfy the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. During the first nine months of 2022, the Corporation repurchased 698,476 shares of its common stock at a total cost of $13.9 million. The Corporation can repurchase another $19.0 million under Board approved repurchase programs. We expect to continue common stock repurchases during the remainder of 2022.

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

The information provided in the following table is based on a variety of estimates and assumptions, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at September 30, 2022 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending September 30, 2023 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to substantially reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.1 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending September 30, 2023 and calculations of EVE at September 30, 2022 assuming rate changes of plus 100, 200 and 300 bps and minus 100, 200 and 300 bps. The rate change scenarios were selected based on current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to substantially reflect a static balance sheet. The changes in EVE and net interest income from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at September 30, 2022		Year Ending September 30, 2023
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$602,655	-20.3%	$97,348	-15.8%
+ 200 basis point rate shock	649,513	-14.1%	103,133	-10.8%
+ 100 basis point rate shock	708,312	-6.4%	109,580	-5.2%
Base case (no rate change)	756,461	—	115,593	—
- 100 basis point rate shock	787,362	4.1%	120,034	3.8%
- 200 basis point rate shock	770,833	1.9%	118,491	2.5%
- 300 basis point rate shock	730,154	-3.5%	115,080	-0.4%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended September 30, 2023 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any long-term borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds, and a significant portion of its loan portfolio does not immediately reprice with changes in market rates. An immediate decrease in interest rates of 100 or 200 bps could positively impact the Bank’s net interest income for the same time period because the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its assets would lag. An immediate decrease in interest rates of 300 bps could negatively impact the Bank’s net interest income for the year ended September 30, 2023 because deposit and wholesale funding costs could reach a floor of zero while interest earning assets would continue to reprice downward for a longer period of time. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a significant impact on the net interest income amounts shown for each scenario in the table. Management believes the Bank’s interest rate risk position is likely to be more pronounced in the current rapidly rising interest rate environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation’s purchases under the stock repurchase program in the third quarter of 2022 are set forth in the table that follows.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
July 2022	—	—	—	$23,064,539
August 2022	209,579	$19.563	209,579	$18,964,542
September 2022	—	—	—	$18,964,542
Total	209,579	$19.563	209,579

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 3, 2022	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)

By /s/ WILLIAM APRIGLIANO
William Aprigliano, First Senior Vice President &
Chief Accounting Officer
(principal accounting officer)