Form 10-K
period 2022-12-31
FIRST OF LONG ISLAND CORP
filed 2023-03-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2022, the last business day of the Corporation’s most recently completed second fiscal quarter, was $382.3 million. This value was computed by reference to the price at which the stock was last sold on June 30, 2022 and excludes $18.1 million representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

As of March 3, 2023, the registrant had 22,512,395 of shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2023 are incorporated by reference into Part III.

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

The Bank was organized in 1927 as a national banking association under the laws of the United States of America. The Bank has two wholly-owned subsidiaries: FNY Service Corp., an investment company, and The First of Long Island Agency, Inc. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.

All the financial operations of the Corporation are aggregated in one reportable operating segment. All revenues are attributed to and all long-lived assets are located in the United States.

The Bank’s revenues are derived principally from interest on loans and investment securities, service charges and fees on deposit accounts, income from investment management services and bank-owned life insurance (“BOLI”).

The Bank did not commence, abandon or significantly change any of its lines of business during 2022.

Markets Served and Products Offered

The Bank serves the financial needs of small and medium-sized businesses, professionals, consumers, municipalities and other organizations primarily in Nassau and Suffolk Counties of Long Island, and the boroughs of New York City (“NYC”). The Bank has 41 branch locations including 17 branches in Nassau, 16 in Suffolk, five in Queens, two in Brooklyn and one in Manhattan. During 2022, the Bank opened one branch in eastern Suffolk County. The Bank continues to evaluate the strategic placement of its branch network and invests in digital channels to best serve customer demand both within and beyond its physical locations.

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

Competition

The Bank encounters substantial competition in its banking business from numerous other financial services organizations that have offices located in the communities served by the Bank. Principal competitors are large money center, regional and community banks located within the Bank’s market area, mortgage brokers, brokerage firms, credit unions and fintech or e-commerce companies. The Bank competes for loans based on the quality of service it provides, loan structure, competitive pricing and branch locations. It also competes for deposits by offering a high level of customer service, paying competitive rates, maintaining a well designed website and through the geographic distribution of its branch system. Cash management tools and digital channels are increasingly essential to attract and retain core customer relationships.

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

At year end 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Bank’s investment portfolio at December 31, 2022 was comprised of available-for-sale (“AFS”) securities totaling $673.4 million and was made up of state and municipal securities of $305.2 million, pass-through mortgage securities of $148.5 million, CMOs of $113.4 million and corporate bonds of $106.3 million. Substantially all the municipal securities are rated AA or better. The pass-through mortgage securities and CMOs are issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA is a U.S. government agency and FNMA and FHLMC are U.S. government-sponsored agencies. The corporate bonds are investment grade securities issued by large U.S. based financial institutions with variable rates that reset quarterly based on the ten-year swap rate.

The Bank has not engaged in the purchase and sale of securities for the primary purpose of producing trading profits and its current investment policy does not allow for such activity.

Lending Activities

General. The Bank’s lending is subject to written underwriting standards and loan origination procedures, as approved by the Loan Committee of the Board (“Loan Committee”) and contained in the Bank’s loan policy. The loan policy allows for exceptions and sets forth specific exception approval requirements. Decisions on loan applications are based on the borrower’s credit history, the financial strength of the borrower, estimates of the borrower’s ability to repay the loan and the value of the collateral and guarantees, if any. All real estate appraisals must meet the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), banking agency guidance and, for those loans in excess of $250,000, be reviewed by the Bank’s independent appraisal review function.

The Bank’s loan portfolio is primarily comprised of loans to small and medium-sized privately owned businesses, professionals and consumers on Long Island and in the New York (“NY”) metropolitan area. The Bank offers a full range of lending services including commercial and residential mortgage loans, home equity lines/loans, commercial and industrial loans, small business credit scored loans, Small Business Administration (“SBA”) loans, construction and land development loans, consumer loans and standby letters of credit. During 2022, commercial lending was emphasized over residential mortgage lending and supported by increases in credit and lending staff.

The Bank makes both fixed and variable rate loans. Variable rate loans reprice primarily with changes in the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates and Federal Home Loan Bank of NY (“FHLBNY”) advance rates.

Commercial and Industrial Loans. Commercial and industrial loans include short-term business loans and lines of credit; revolving credit facilities, term and installment loans; loans secured by marketable securities, the cash surrender value of life insurance policies, deposit accounts or general business assets; small business credit scored loans as described hereinafter; equipment finance loans; and asset based loans/lines. The Bank makes commercial and industrial loans on a demand basis, short-term basis, installment or revolving basis. Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle. Lines of credit are reaffirmed annually and generally require an annual cleanup period. Revolving credit facilities, term and installment loans are usually due and payable within five years. Availability on certain lines of credit and revolving credit facilities may be subject to a borrowing-based formula. Generally, it is the policy of the Bank to request personal guarantees of principal owners on loans made to privately-owned businesses.

Small Business Credit Scored Loans. The Bank makes small business credit scored loans to businesses that generally have annual sales at the time of application of less than $3.5 million and issues VISA® credit cards. Most of these loans are in the form of revolving credit lines and, depending on the type of business, the maximum amount generally ranges from $50,000 to $250,000. The Bank also originates installment loans to finance business automobiles, trucks and equipment and can be secured by the asset financed and/or deposit accounts. Both installment loans and revolving credit commitments generally have maturities up to 60 months. Business profile reports are used in conjunction with credit reports and FICO (Fair Isaac Corporation) small business score cards for loan underwriting and decision making purposes. Credit and FICO small business risk scores enable the Bank to quickly and efficiently identify and approve loans to low-risk business applicants and decline loans to high-risk business applicants.

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

Sources of Funds

The Bank’s primary sources of cash are deposits, maturities and amortization of loans and investment securities, operations and borrowings. The Bank uses cash from these and other sources to fund loan growth, purchase investment securities, repay deposits and borrowings, expand and improve its physical facilities and pay cash dividends to the Corporation. The Corporation uses dividends from the Bank to pay stockholder dividends, repurchase its common stock and for general corporate purposes.

The Bank offers checking and interest-bearing deposit products. In addition to business and small business checking, the Bank has a variety of personal checking products that differ in minimum balance requirements, monthly maintenance fees, and per check charges, if any. Interest-bearing deposit products, which have a wide range of interest rates and terms, consist of negotiable order of withdrawal (“NOW”) accounts, interest on lawyer accounts, escrow service accounts, rent security accounts, personal and nonpersonal money market and savings accounts, time deposits, holiday club accounts and individual retirement accounts.

The Bank relies primarily on its branch network, customer service, calling programs, lending relationships, referral sources, competitive pricing, deposit rate promotions and advertising to attract and retain local deposits. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

Human Capital Resources

We aspire to provide all employees equal opportunity to realize their maximum potential with the Bank and strive to be an inclusive and diverse workplace that encourages open and honest employee comment without retaliation. We seek to attract, recruit and retain a diverse workforce, which is reflective of the communities in which we live and work. By encouraging different viewpoints, styles, experiences, cultures, ethnicities, sexual orientations and gender identities, we build a more flexible, creative and competitive corporate culture while remaining socially accountable to our local communities. We recently conducted a bank wide employee engagement survey and implemented initiatives to improve communication and enhance employee development opportunities in response to the feedback.

Employee Profile. At December 31, 2022, we had approximately 303 full time equivalent employees in locations across the NY metropolitan area. This represents a decrease of 15 employees, or 4.7%, from December 31, 2021 due to factors such as branch consolidations, relocations and fewer staff in the Bank’s branches.

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

In response to the COVID-19 pandemic (“pandemic”), we implemented significant operating environment and worksite changes in the best interest of our employees, clients and communities. Supporting our employees and their families during these difficult times was a priority for both management and our Board of Directors.

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

Talent. A core tenet of maintaining our highly skilled workforce is to foster career opportunities for existing staff while actively recruiting seasoned bankers for certain roles. Hiring entry level staff is also important as we prepare for our future. These approaches create loyalty in our employee base while also bringing in new perspectives and ideas to help us grow the business, expand our product lines and benefit our customers. We believe a favorable reputation in the marketplace and our new Corporate headquarters centrally located in Melville on Long Island allows us to attract highly skilled workers. We use internal and external resources to identify the best job candidates while encouraging employee referrals for open positions.

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

As a registered bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and subject to inspection, examination and supervision by the Federal Reserve Bank (“FRB”). In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto under the BHC Act. The Corporation is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Our common stock is listed on the Capital Market tier of the NASDAQ Stock Market (“NASDAQ”) under the symbol “FLIC” and is subject to NASDAQ rules for listed companies.

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

Bank Holding Company Regulation. The BHC Act requires the prior approval of the FRB for the acquisition by a bank holding company of 5% or more of the voting stock or substantially all of the assets of any bank or bank holding company. Also, under the BHC Act, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring 5% or more of the voting stock of any company engaging in activities other than (1) banking or managing or controlling banks, (2) furnishing services to or performing services for their subsidiaries, or (3) activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that meet certain criteria specified by the FRB may elect to be regulated as a “financial holding company” and thereby engage in a broader array of financial activities including insurance and investment banking.

Payment of Dividends. The source of the Corporation’s liquidity is dividends from the Bank. Prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status and absent affirmative governmental approvals, during 2023 the Bank could declare dividends to the Corporation of approximately $24.5 million plus any 2023 net profits retained to the date of the dividend declaration.

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

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at December 31, 2022 were 9.83% and 9.81%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of the current expected credit loss (“CECL”) methodology.

PCA Regulations. The Federal Deposit Insurance Act, as amended (“FDIA”), requires that the federal banking agencies take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the PCA regulations: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2022, the Bank was well capitalized.

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

The FDIC may terminate an institution’s deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

Community Reinvestment Act and Fair Lending Laws. The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of proposed acquisition transactions. The Bank received a “Satisfactory” CRA rating on its most recent CRA examination. The Bank and the Corporation are firmly committed to the practice of fair lending and maintaining strict adherence to all federal and state fair lending laws which prohibit discriminatory lending practices.

On May 5, 2022, the federal banking agencies released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and the related regulatory framework.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLBNY, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB (transaction-based stock) plus .125% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs and other similar obligations (membership stock). At December 31, 2022, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Anti-Money Laundering and the USA PATRIOT Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. The Bank and the Corporation are firmly committed to maintaining strong policies, procedures and controls to ensure compliance with anti-money laundering laws and regulations and to combat money laundering and terrorist financing. In recent months, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department, has begun to promulgate regulations to establish a national beneficial owner registry for legal entities, as mandated under the Anti-Money Laundering Act of 2020 (“AMLA”) and the Corporate Transparency Act (“CTA”). The AMLA and CTA are included in the National Defense Authorization Act of 2020, passed in December of 2020. The AMLA and CTA establish a federal beneficial ownership registry, new-and-enhanced Bank Secrecy Act penalties, expands the ability to subpoena foreign banks and creates an expanded whistleblower reward program.

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

Deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, the value of real estate collateral securing our mortgage loans, the financial strength of our borrowers and our on-going operations, costs and profitability. Declines in real estate values, sales volumes and employment levels together with increased vacancy rates, particularly in the NY metropolitan area, may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to increase our credit loss reserves, incur credit losses and may adversely affect our financial condition and results of operations. The majority of our loan portfolio is secured by real estate in NY.

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

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly. Furthermore, a prolonged period of inflation could cause wages and other operating costs to increase. These factors could adversely affect our results of operations and financial condition.

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

Weather-related events have adversely impacted our market area, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the NY metropolitan area remains central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

The credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of NYC, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2022, residential mortgage loans, including home equity lines of credit, amounted to approximately $1.3 billion and comprised approximately 39% of loans secured by real estate. The primary source of repayment for residential mortgage loans is cash flows from individual borrowers and co-borrowers. At December 31, 2022, multifamily loans amounted to approximately $906.5 million and comprised approximately 47% of the Bank’s total commercial mortgage portfolio and approximately 28% of the Bank’s total loans secured by real estate. The primary source of repayment for multifamily loans is cash flows from the underlying properties, which generally involves a greater risk than residential real estate loans because of legislation and government regulations involving rent control, rent stabilization and eviction, which are outside the control of the borrower or the Bank and could impair the value of the collateral for the loans. Cash flows for both residential mortgage and multifamily loans are dependent on the strength of the local economy.

Environmental impairment of properties securing mortgage loans is always a risk. However, the Bank is not aware of any existing loans in the portfolio where there is environmental pollution originating on or near the mortgaged properties that would materially affect the value of the portfolio.

Changes in interest rates and the shape of the yield curve could negatively impact our earnings.

The Bank’s financial condition and results of operations are subject to risk resulting from interest rate fluctuations and having assets and liabilities that have different maturity, repricing and prepayment/withdrawal characteristics. The Bank defines interest rate risk as the risk that the Bank's net interest income and/or economic value of equity (“EVE”) will change when interest rates change.

In a period of rising interest rates, the interest income earned on the Bank’s assets may not increase as rapidly as the interest paid on its liabilities such as deposits and FHLB advances. The Bank’s cost of funds is expected to increase more rapidly than interest earned on its loan and investment portfolios as its primary source of funds is deposits and FHLB advances with generally shorter maturities or repricing characteristics than the maturities and repricing characteristics of its loans and investments. At December 31, 2022, 10.6% of the Bank’s loans and securities reprice or mature within one year. This makes the balance sheet more liability sensitive in the short-term. In addition, in a period of rising interest rates, noninterest-bearing deposits may convert to interest-bearing deposits further increasing the Bank’s funding costs. The current economic environment, characterized by a high rate of inflation, rapidly rising interest rates and an inverted yield curve, presents significant financial challenges to the Corporation.

When interest rates decline, borrowers may refinance higher rate loans to lower rates causing prepayments on mortgage loans and mortgage-backed securities to be elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those that prepaid. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates may adjust to lower rates at their reset dates. While lower rates may reduce the Bank’s cost of funds on non-maturity deposits, certificates of deposit (“CDs”) and FHLB advances, the cost savings could be somewhat constrained because decreases in the Bank’s funding rates may occur more slowly than decreases in yields earned on the Bank’s assets and a significant portion of the Bank’s funding is currently derived from noninterest-bearing checking deposits and capital. In addition, in a prolonged low interest rate environment, the Bank’s deposit products could reach an effective floor rate close to zero which would not allow for any further reduction in its cost of funds.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities and loan portfolios. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2022, our AFS securities portfolio totaled $673.4 million. Unrealized gains and losses on AFS securities are reported as a separate component of stockholders’ equity. Therefore, decreases in the fair value of AFS securities resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

In addition to the risks arising from changes in interest rates, the shape of the yield curve could create downward pressure on net interest income and net interest margin. In the current flat or inverted yield curve environment, asset growth could negatively impact the Bank’s earnings and/or profitability metrics. As a result, the Bank may be unable to increase earnings, or maintain the current level of earnings, until the yield curve steepens.

Regulatory Matters

Management’s estimate of the Allowance for Credit Losses (“ACL” or “allowance”) may not be sufficient and could result in increased provisions and adversely impact our financial condition and results of operations.

The Bank maintains an ACL in an amount believed to be adequate to absorb current expected lifetime credit losses in its loan portfolio. The maintenance of the ACL is governed by a board committee approved ACL policy. In arriving at the ACL, an individual evaluation is performed on each loan with disparate risk characteristics or information suggesting that the Bank will be unable to collect all the principal and interest due according to contractual terms. In addition, current expected lifetime credit losses for all other loans in the Bank’s portfolio are determined on a pooled basis using the CECL model and taking into account historical loss experience and numerous quantitative and qualitative factors (“Q-factors”), including current and forecasted economic conditions measured by such things as gross domestic product (“GDP”), unemployment levels, vacancies, changes in the value of underlying collateral, average growth in loan pools, concentrations of credit, changes in lending policies and procedures, experience, ability and depth of lending staff, changes in quality of the loan review function, environmental risks and loan risk ratings. Because estimating the ACL is highly subjective in nature and involves a variety of estimates and assumptions that are inherently uncertain, there is the risk that management’s estimate may not accurately capture probable lifetime losses in the loan portfolio. The Bank’s allowance may need to be increased based on additional information that comes to light after the estimate is made, changes in circumstances or a recommendation by bank regulators based on their review of the Bank’s loan portfolio. The impact of one or more of these factors on the Bank’s allowance could result in the need for a significant increase in the Bank’s provision for credit losses and have a material adverse impact on the Bank’s financial condition and results of operations.

The Bank is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending requirements on financial institutions. With respect to the Bank, the FRB, U.S. Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Bank’s business, financial condition and results of operations.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or stakeholder expectations could negatively impact our reputation, ability to do business with certain partners and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory or voluntary reporting, diligence and disclosure.

Business Issues

The Bank and Corporation may not have sufficient funds or funding sources to meet liquidity demands.

Liquidity risk is the risk that the Bank will not have sufficient funds to accommodate loan growth, meet deposit outflows or make contractual payments on borrowing arrangements. The Bank encounters significant competition for deposits in its market area from larger banks, various community banks, credit unions and other financial services organizations. This competition for deposits, particularly in the current rapidly rising interest rate environment, could result in significant outflows and can exert upward pressure on the Bank’s funding costs. In addition, the Bank’s concentration of deposits with certain customers could limit our ability to favorably reprice deposits and grow net interest income, net interest margin and earnings.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments and maturities and monthly payments on its investment securities and loan portfolios.

The Bank is a member of the FRB of NY (“FRBNY”) and the FHLBNY. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FHLBNY and FRBNY. In addition, the Corporation may raise funds through its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). However, the Bank’s FRBNY membership and FHLBNY membership do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. The Bank’s borrowing capacity may be adjusted by the FRBNY or the FHLBNY and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding.

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

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2022, the median market capitalization of the Russell 2000 index was $1.1 billion, the capitalization of the largest company in the index was $6.4 billion and the capitalization of the smallest company in the index was $240.1 million. The Corporation’s market capitalization was approximately $404 million on December 31, 2022. If the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the price, trading volume and liquidity of its common stock may be negatively impacted.

The Bank’s internal controls and those of its third-party service providers (“TPSPs”) may be ineffective or circumvented, resulting in significant financial loss, adverse action by governmental bodies and damaged reputation.

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

The Bank outsources most of its data processing to TPSPs. If TPSPs encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through TPSPs. The Bank’s website and online banking products have been the target of cyber attacks in the past. While the Bank and its TPSPs believe they have successfully blocked attempts to infiltrate the Bank’s systems, there is always the possibility that successful attacks have not yet been identified and future attacks may not be blocked. A significant cybersecurity incident may be determined to be material insider information and would prohibit corporate insiders from trading in the Corporation’s stock until appropriate public disclosures are made.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation neither owns nor leases any real estate. Office facilities of the Corporation are located at 275 Broadhollow Road, Melville, NY and the Bank’s main branch is located at 10 Glen Head Road, Glen Head, NY in office space leased by the Bank.

As of December 31, 2022, the Bank owns 20 buildings and leases 31 other facilities, all of which are in Nassau and Suffolk Counties of Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan. Included in the leased facilities is one branch location that was closed in 2021 and two closed in 2022 for which the Bank continues to be obligated to make lease payments. Two owned buildings were transferred to held-for-sale in the fourth quarter of 2022. The Corporation believes that the remaining physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2022, there were 785 stockholders of record of the Corporation’s common stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. The Corporation declared cash dividends of $.82 per share for the year ended December 31, 2022, compared to cash dividends declared in 2021 of $.78 per share. The timing and amount of future dividends are at the discretion of the Board of Directors and will depend upon a number of economic and company-specific factors.

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark and NASDAQ U.S. Benchmark Banks Indexes over a five-year measurement period assuming $100 invested on January 1, 2018, and dividends reinvested in the Corporation’s stock.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$100
$152.00
$113.60
$76.16
1/1/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
The First of Long Island
NASDAQ U.S. Benchmark Index
NASDAQ U.S. Benchmark Banks Index

Issuer Purchase of Equity Securities

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. The Corporation’s purchases under the stock repurchase program in the fourth quarter of 2022 are set forth in the table that follows.

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
October 1 - October 31, 2022	—	—	—	$18,964,542
November 1 - November 30, 2022	200,545	$18.3315	200,545	$15,288,258
December 1 - December 31, 2022	16,847	$19.2248	16,847	$14,964,378
Total	217,392	$18.4007	217,392

(1) The Corporation’s Board of Directors approved a $30 million common stock repurchase program which was announced on January 31, 2022. The Corporation’s stock repurchase program does not have a fixed expiration date.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data should be read in conjunction with the accompanying consolidated financial statements.

(dollars in thousands, except per share data)	2022	2021	2020	2019	2018
INCOME STATEMENT DATA:
Interest Income	$134,210	$122,959	$131,216	$143,850	$138,237
Interest Expense	18,497	16,152	29,188	43,681	35,730
Net Interest Income	115,713	106,807	102,028	100,169	102,507
Provision (Credit) for Credit Losses	2,331	(2,573)	3,006	33	(1,755)
Net Income	46,932	43,089	41,203	41,555	41,573
PER SHARE DATA:
Basic Earnings	$2.05	$1.82	$1.73	$1.68	$1.64
Diluted Earnings	2.04	1.81	1.72	1.67	1.63
Cash Dividends Declared	.82	.78	.74	.70	.64
Dividend Payout Ratio	40.20%	43.09%	43.02%	41.92%	39.26%
Book Value	$16.24	$17.81	$17.11	$16.26	$15.27
BALANCE SHEET DATA AT YEAR END:
Total Assets	$4,281,511	$4,068,789	$4,069,141	$4,097,843	$4,241,060
Loans	3,311,733	3,105,036	3,033,454	3,188,249	3,263,399
Allowance for Credit Losses	31,432	29,831	33,037	29,289	30,838
Deposits	3,464,634	3,315,245	3,321,588	3,144,016	3,084,972
Borrowed Funds	411,000	311,322	306,097	528,182	750,950
Stockholders' Equity	364,536	413,812	407,118	389,108	388,187
AVERAGE BALANCE SHEET DATA:
Total Assets	$4,247,052	$4,151,577	$4,140,867	$4,194,355	$4,177,341
Loans	3,276,589	2,976,061	3,110,512	3,217,530	3,177,519
Allowance for Credit Losses	30,604	31,300	33,180	30,080	34,960
Deposits	3,536,709	3,425,976	3,257,317	3,276,699	3,168,348
Borrowed Funds	289,584	281,191	457,939	494,785	623,587
Stockholders' Equity	386,839	416,885	393,662	391,613	374,876
FINANCIAL RATIOS:
Return on Average Assets (ROA)	1.11%	1.04%	1.00%	.99%	1.00%
Return on Average Equity (ROE)	12.13%	10.34%	10.47%	10.61%	11.09%
Average Equity to Average Assets	9.11%	10.04%	9.51%	9.34%	8.97%

Overview – 2022 Versus 2021

Analysis of 2022 Earnings. Net income and diluted earnings per share (“EPS”) for 2022 were $46.9 million and $2.04, respectively. Dividends per share increased 5.1% from $.78 for 2021 to $.82 for 2022. ROA and ROE for 2022 were 1.11% and 12.13%, respectively, compared to 1.04% and 10.34%, respectively, for 2021.

Net income for 2022 was $46.9 million, an increase of $3.8 million, or 8.9%, as compared to 2021. The increase is primarily due to growth in net interest income of $8.9 million and a decrease in noninterest expense of $1.1 million. These items were partially offset by increases in the provision for credit losses of $4.9 million and income tax expense of $1.1 million.

The increase in net interest income reflects growth in interest income on loans of $10.1 million due to higher average loans outstanding of $300.5 million in 2022 offset by $2.3 million of growth in interest expense on total interest-bearing liabilities resulting from increases in short-term rates. Also contributing to the increase was a favorable shift in the mix of funding as an increase in average checking deposits of $96.1 million outpaced the growth in average interest-bearing liabilities of $23.0 million resulting in average checking deposits comprising a larger portion of total funding. Net interest margin for 2022 was 2.89% versus 2.74% for 2021. Net interest margin was 2.74% for the fourth quarter of 2022 and 2.66% for the month of December 2022 and will likely be significantly lower than the December number in 2023.

In 2022, we originated $656 million in mortgage loans at a weighted average rate of approximately 3.69% which includes $452 million and $204 million of commercial and residential mortgages at weighted average rates of 3.66% and 3.74%, respectively. The Bank’s commercial and industrial loan portfolio grew $18.1 million to $108 million in 2022 and has a current weighted average rate of 6.34%. The Bank expects overall loan growth to slow in 2023 given the increase in interest rates, concerns for a possible recession and an inverted yield curve.

The provision for credit losses increased $4.9 million when comparing the full year periods from a credit of $2.6 million in 2021 to a charge of $2.3 million in 2022. The provision for the current year was mainly due to an increase in outstanding loans, deteriorating economic conditions and low net chargeoffs, partially offset by lower historical loss rates.

Total noninterest income remained flat from the prior year although several line items had ups and downs. BOLI and merchant card services revenues increased by $618,000 and $410,000, respectively. The Bank received a final transition payment of $477,000 for the conversion of the Bank’s retail broker and advisory accounts. Service charges on deposit accounts increased $232,000. These increases were offset by a decrease in investment services income of $693,000 as the shift to an outside service provider resulted in a revenue sharing agreement and less assets under management. Also, there were no net gains on sales of securities in 2022 down from $1.1 million in 2021. Noninterest income is projected to be $2.5 million per quarter in 2023.

The decrease in noninterest expense of $1.1 million reflects the reduction in debt extinguishment costs from 2021. The Bank did have increases in noninterest expense during 2022. Salaries and benefits expense increased $1.3 million due to the hiring of seasoned banking professionals, competitive mid-year salary increases in 2022 and higher stock-based compensation expense. The Bank had a net loss of $553,000 on the disposition of premises and fixed assets relating to the Bank’s former buildings in Glen Head and costs relating to the branding initiative in the Bank’s branches of $531,000. Other items contributing to increases in noninterest expense include the cost of new branch locations on the east end of Long Island, two branch relocations, new corporate office space in Melville, NY, higher marketing expense and increases in other costs of operating the business. All increases in expenses were offset by branch optimization and back-office consolidation initiatives. Noninterest expense is projected to be between $16.5 million and $17 million per quarter in 2023.

Income tax expense increased $1.1 million and the effective tax rate (income tax expense as a percentage of pre-tax book income) increased from 19.2% to 19.4% when comparing the full year periods. The increase in the effective tax rate is mainly due to a decrease in the percentage of pre-tax income derived from tax-exempt sources. The increase in income tax expense is due to higher pre-tax earnings in the current year as compared to the prior year and the higher effective tax rate. We expect the effective tax rate in 2023 to be approximately 18.5%.

Asset Quality. The Bank’s ACL to total loans (“reserve coverage ratio”) was .95% at December 31, 2022, compared to .96% at December 31, 2021. The decrease in the reserve coverage ratio was mainly due to improvements in historical loss rates, partially offset by current and forecasted economic conditions. Gross loan chargeoffs and recoveries were $884,000 and $154,000, respectively, for the year ended December 31, 2022.

The Bank had no nonaccrual loans at December 31, 2022, compared to $1.2 million, or .04% of total loans outstanding, at December 31, 2021. Troubled debt restructurings negotiated prior to 2022 amounted to $480,000, or .01% of total loans outstanding, at December 31, 2022, compared to $554,000, or .02%, at December 31, 2021. All such restucturings are performing in accordance with their modified terms at December 31, 2022. Loans past due 30 through 89 days amounted to $750,000, or .02% of total loans outstanding, at December 31, 2022, compared to $460,000, or .01%, at December 31, 2021.

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

Key Strategic Initiatives and Challenges We Face. We continue focusing on the Corporation’s strategic initiatives to expand primarily our commercial banking relationships and business, improve technology with software and hardware upgrades, enhance digital product offerings and optimize our branch network across a larger geography. By developing our branding efforts, including increasing our website and social media presence, we enhance name recognition including the promotion of FirstInvestments. Recruitment of experienced banking professionals support these initiatives. We also continue to track regulatory developments relative to cybersecurity, environmental, social and governance practices and expectations, and we are cognizant of our corporate responsibilities.

The current economic environment, characterized by a high rate of inflation, rapidly rising interest rates and an inverted yield curve presents significant financial challenges for the Corporation. While the yield on interest-earning assets grew faster during 2022 than the cost of interest-bearing liabilities, current funding costs are rising significantly faster than asset yields as depositors increasingly seek higher returns due to rising market interest rates. During the fourth quarter of 2022 increases in interest expense substantially outpaced the growth in interest income due to the Corporation’s liability sensitive balance sheet. Our net interest margin decreased to 2.74% for the last three months of 2022, 23 basis points (“bps”) lower than the prior two quarters.

Overview – 2021 Versus 2020

Analysis of 2021 Earnings. Net income and diluted EPS for 2021 were $43.1 million and $1.81, respectively. Dividends per share increased 5.4% from $.74 for 2020 to $.78 for 2021. ROA and ROE for 2021 were 1.04% and 10.34%, respectively, compared to 1.00% and 10.47%, respectively, for 2020.

Net income for 2021 was $43.1 million, an increase of $1.9 million, or 4.6%, as compared to 2020. The increase was mainly due to growth in net interest income of $4.8 million and an improvement in the provision for credit losses of $5.6 million. These items were partially offset by increases in noninterest expense, net of debt extinguishment costs, of $6.6 million and income tax expense of $1.9 million.

The increase in net interest income reflected a favorable shift in the mix of funding due to an increase in average noninterest-bearing checking deposits of $242.5 million and a decline in average interest-bearing liabilities of $250.6 million. The increase was also attributable to higher income from SBA Paycheck Protection Program (“PPP”) loans of $2.9 million and prepayment and late fees of $1.1 million.

Partially offsetting the favorable impact of the above items on net interest income was a decline in the average balance of loans of $134.5 million. The average yield on interest-earning assets declined 22 bps from 3.37% for 2020 to 3.15% for 2021. The negative impact of declining asset yields on net interest income was more than offset through reductions in non-maturity and time deposit rates. The average cost of interest-bearing liabilities declined 44 bps to .68% for 2021 helped by the repayment of a maturing interest rate swap in May 2021 that lowered the cost of funds in 2021 by $2.5 million. Net interest margin for 2021 of 2.74% increased 10 bps as compared to 2020. Income from PPP loans and prepayment and late fees improved net interest margin by 7 bps and 2 bps, respectively.

PPP income for 2021 was $6.5 million driven by an average balance of $108.8 million and a weighted average yield of 6.0%. As of December 31, 2021, the Bank had $30.5 million of outstanding PPP loans with unearned fees of $978,000.

Although low loan demand throughout most of the first half of 2021 put pressure on the pipeline and originations, the Bank successfully deployed excess cash during the second half of 2021 into loan originations of $459 million. The expansion of our lending teams helped grow commercial mortgages by $315.5 million during in 2021, which comprised 58.2% of total mortgages compared to 50.9% in 2020. While commercial and industrial lines of credit increased, line utilization remained historically low contributing to a decrease in commercial and industrial loans outstanding.

The provision for credit losses decreased $5.6 million when comparing the full year periods from a provision of $3.0 million in 2020 to a credit of $2.6 million in 2021. The credit for 2021 was mainly due to improvements in economic conditions, asset quality and other portfolio metrics, partially offset by an increase in outstanding commercial mortgage loans and net chargeoffs of $633,000. The net chargeoffs were mainly the result of discounted sales of eight mortgage loans with varying concerns.

Noninterest income, net of gains on sales of securities, decreased $60,000 in 2021 as compared to 2020. The decrease was mainly due to a decline in investment services income of $958,000 as the shift to an outside service provider resulted in less assets under management, and a transition payment received in 2020 of $370,000 for the conversion of the Bank’s retail broker and advisory accounts.

These amounts were partially offset by increases in the non-service cost components of the Bank’s defined benefit pension plan of $550,000 and fees from debit and credit cards of $615,000.

The increase in noninterest expense in 2021, net of debt extinguishment costs, of $6.6 million included charges of $3.2 million related to closing eight branches under our branch optimization strategy. The $3.2 million included severance-related salary and benefits expense of $123,000 and occupancy and equipment expense related to rent, depreciation and asset disposals of $3.1 million. The remaining increase in noninterest expense was related to normal increases and changes in operating expenses.

Income tax expense increased $1.9 million in 2021 due to growth in pre-tax earnings and an increase in the effective tax rate to 19.2% for 2021 from 16.8% for 2020. The increase in the effective tax rate was due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and BOLI in 2021 and a change in NY State tax law to implement a capital tax in the second quarter of 2021.

Asset Quality. The Bank’s reserve coverage ratio was .96% at December 31, 2021, compared to 1.09% at December 31, 2020. The decrease in the reserve coverage ratio was mainly due to improvements in economic conditions, asset quality and other portfolio metrics. Gross loan chargeoffs and recoveries were $1.2 million and $573,000, respectively, for the year ended December 31, 2021.

Nonaccrual loans amounted to $1.2 million, or .04% of total loans outstanding, at December 31, 2021, compared to $1.1 million, or .04%, at December 31, 2020. Modifications to borrowers experiencing financial difficulty amounted to $554,000, or .02% of total loans outstanding, at December 31, 2021, compared to $1.3 million, or .04%, at December 31, 2020. All such modifications were performing in accordance with their modified terms at December 31, 2021. Loans past due 30 through 89 days amounted to $460,000, or .01% of total loans outstanding, at December 31, 2021, compared to $1.4 million, or .05%, at December 31, 2020.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into ten distinct pools: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; and (10) municipal loans. An additional pool was used for SBA PPP loans while those loans were outstanding. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business credit scored pools, the Lifetime PD/LGD method is used to measure historical losses; no historical loss method was applied to the SBA PPP loan pool. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in the nature and volume of loans; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as national and local unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of risks in the portfolio. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL and provision arising from loan growth, loan concentrations and economic forecasts of unemployment, GDP and vacancies. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities. The average balances of loans include nonaccrual loans. The average balances of investment securities include unrealized gains and losses on AFS securities in the 2020 and 2021 periods and exclude such amounts in the 2022 period. Unrealized gains and losses were immaterial in 2021 and 2020.

	2022			2021			2020
(dollars in thousands)	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate	Average Balance	Interest/ Dividends	Average Rate
Assets:
Interest-earning bank balances	$35,733	$674	1.89%	$200,063	$261.13%		$135,475	$212.16%
Investment securities:
Taxable	442,758	9,121	2.06	455,532	7,901	1.73	346,956	11,661	3.36
Nontaxable (1)	318,836	10,206	3.20	345,688	10,799	3.12	373,500	12,470	3.34
Loans (1)	3,276,589	116,357	3.55	2,976,061	106,271	3.57	3,110,512	109,498	3.52
Total interest-earning assets	4,073,916	136,358	3.35	3,977,344	125,232	3.15	3,966,443	133,841	3.37
Allowance for credit losses	(30,604)			(31,300)			(33,180)
Net interest-earning assets	4,043,312			3,946,044			3,933,263
Cash and due from banks	33,471			33,808			33,092
Premises and equipment, net	37,376			38,700			39,403
Other assets	132,893			133,025			135,109
	$4,247,052			$4,151,577			$4,140,867
Liabilities and Stockholders'
Equity:
Savings, NOW & money
market deposits	$1,728,897	7,180.42		$1,782,789	4,414.25		$1,683,290	9,097.54
Time deposits	368,922	5,296	1.44	300,374	5,712	1.90	473,720	10,977	2.32
Total interest-bearing deposits	2,097,819	12,476.59		2,083,163	10,126.49		2,157,010	20,074.93
Short-term borrowings	57,119	1,207	2.11	54,416	1,427	2.62	75,805	1,574	2.08
Long-term debt	232,465	4,814	2.07	226,775	4,599	2.03	382,134	7,540	1.97
Total interest-bearing liabilities	2,387,403	18,497.77		2,364,354	16,152.68		2,614,949	29,188	1.12
Checking deposits	1,438,890			1,342,813			1,100,307
Other liabilities	33,920			27,525			31,949
	3,860,213			3,734,692			3,747,205
Stockholders' equity	386,839			416,885			393,662
	$4,247,052			$4,151,577			$4,140,867
Net interest income (1)		$117,861			$109,080			$104,653
Net interest spread (1)			2.58%			2.47%			2.25%
Net interest margin (1)			2.89%			2.74%			2.64%

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

	2022 versus 2021			2021 versus 2020
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Income:
Interest-earning bank balances	$(381)	$794	$413	$91	$(42)	$49
Investment securities:
Taxable	(244)	1,464	1,220	2,961	(6,721)	(3,760)
Nontaxable	(855)	262	(593)	(887)	(784)	(1,671)
Loans	10,707	(621)	10,086	(4,767)	1,540	(3,227)
Total interest income	9,227	1,899	11,126	(2,602)	(6,007)	(8,609)
Interest Expense:
Savings, NOW & money market deposits	(98)	2,864	2,766	498	(5,181)	(4,683)
Time deposits	1,140	(1,556)	(416)	(3,526)	(1,739)	(5,265)
Short-term borrowings	67	(287)	(220)	(503)	356	(147)
Long-term debt	120	95	215	(3,152)	211	(2,941)
Total interest expense	1,229	1,116	2,345	(6,683)	(6,353)	(13,036)
Increase (decrease) in net interest income	$7,998	$783	$8,781	$4,081	$346	$4,427

Net Interest Income – 2022 Versus 2021

Net interest income on a tax-equivalent basis was $117.9 million in 2022, an increase of $8.8 million, or 8.1%, from $109.1 million in 2021. The increase in net interest income reflects growth in interest income on loans of $10.1 million due to higher average loans outstanding of $300.5 million, or 10.1%, to $3.3 billion in 2022, offset by $2.3 million of growth in interest expense on total interest-bearing liabilities. Also contributing to the increase was a favorable shift in the mix of funding as an increase in average checking deposits of $96.1 million, or 7.2%, outpaced the growth in average interest-bearing liabilities of $23.0 million, or 1.0%, resulting in average checking deposits comprising a larger portion of total funding.

In 2022, we originated $656 million in mortgage loans at a weighted average rate of approximately 3.69% which includes $452 million and $204 million of commercial and residential mortgage loans at weighted average rates of 3.66% and 3.74%, respectively. The Bank’s commercial and industrial loan portfolio grew $18.1 million, or 20%, to $108 million in 2022 and has a current weighted average rate of 6.34%.

Net Interest Income – 2021 Versus 2020

Net interest income on a tax-equivalent basis was $109.1 million in 2021, an increase of $4.4 million, or 4.2%, from $104.7 million in 2020. The increase in net interest income reflected a favorable shift in the mix of funding due to an increase in average noninterest-bearing checking deposits of $242.5 million, or 22.0%, and a decline in average interest-bearing liabilities of $250.6 million, or 9.6%. The increase was also attributable to higher income from SBA PPP loans of $2.9 million and prepayment and late fees of $1.1 million.

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

Noninterest Income

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and other assets, income on BOLI, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Total noninterest income in 2022 of $12.4 million remained flat from the prior year although several line items had ups and downs. BOLI and merchant card services revenues increased by $618,000 and $410,000, respectively. The Bank received a final transition payment of $477,000 for the conversion of the Bank’s retail broker and advisory accounts. Service charges on deposit accounts increased $232,000. These increases were offset by a decrease in investment services income of $693,000 as the shift to an outside service provider resulted in a revenue sharing agreement and less assets under management. Also, there were no net gains on sales of securities in 2022 down from $1.1 million in 2021.

Noninterest income, net of gains on sales of securities, decreased $60,000 in 2021 as compared to 2020. The decrease was mainly due to a decline in investment services income of $958,000 as the shift to an outside service provider resulted in less assets under management, and a transition payment received in 2020 of $370,000 for the conversion of the Bank’s retail broker and advisory accounts. These amounts were partially offset by increases in the non-service cost components of the Bank’s defined benefit pension plan of $550,000 and fees from debit and credit cards of $615,000.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits and other personnel expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense was $67.6 million in 2022, compared to $68.6 million in 2021. The decrease of $1.1 million reflects the reduction in debt extinguishment costs from 2021. The Bank did have increases in noninterest expense during 2022. Salaries and benefits expense increased $1.3 million due to the hiring of seasoned banking professionals, competitive mid-year salary increases in 2022 and higher stock-based compensation expense. The Bank had a net loss of $553,000 on the disposition of premises and fixed assets relating to the Bank’s former buildings in Glen Head, NY and costs relating to the branding initiative in the Bank’s branches of $531,000. Other items contributing to the increase in noninterest expense include the cost of new branch locations on the east end of Long Island, two branch relocations, new corporate office space in Melville, NY, higher marketing expense and increases in other costs of operating the business. All increases in expenses were offset by branch optimization and back-office consolidation initiatives.

The increase in noninterest expense, net of debt extinguishment costs, of $6.6 million in 2021 included charges of $3.2 million related to closing eight branches under our branch optimization strategy. The $3.2 million included severance-related salary and benefits expense of $123,000 and occupancy and equipment expense related to rent, depreciation and asset disposals of $3.1 million. The increase in noninterest expense also included higher salaries and employee benefits related to our two new branches, building our lending and credit teams, salary adjustments, incentive compensation, the service cost component of the Bank’s pension plan and a health insurance premium credit in 2020. Also contributing to the increase was higher FDIC insurance expense due to deposit growth and an assessment credit in 2020.

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

Income Taxes

The Corporation’s effective tax rate was 19.4% and 19.2% in 2022 and 2021, respectively. The effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of BOLI and maintenance of a captive REIT.

2022 Versus 2021. Income tax expense increased $1.1 million due to higher pre-tax earnings in 2022 and an increase in the effective tax rate. The increase in the effective tax rate is mainly due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and BOLI in 2022.

2021 Versus 2020. Income tax expense increased $1.9 million due to growth in pre-tax earnings in 2021 and an increase in the effective tax rate. The increase in the effective tax rate was due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and BOLI in 2021 and a change in NY State tax law to implement a capital tax in the second quarter of 2021.

Financial Condition

Total assets were $4.3 billion at December 31, 2022, an increase of $212.7 million, or 5.2%, from the previous year end. The increase was primarily attributable to growth in loans of $206.7 million, or 6.7%, partially offset by a decrease in securities of $60.9 million, or 8.3%. The growth in loans was also funded by growth in deposits of $149.4 million to $3.5 billion at December 31, 2022. Total borrowings increased $99.7 million, or 32.0%, due to an increase in long-term debt of $224.7 million offset by a decrease in short-term borrowings of $125.0 million. Stockholders’ equity decreased $49.3 million, or 11.9%, from December 31, 2021. The decrease was primarily due to a decline in the after-tax value of the Bank’s AFS investment securities of $58.0 million, cash dividends declared of $18.7 million and common stock repurchases of $17.9 million, partially offset by net income of $46.9 million. The aforementioned decline in value of the AFS investment securities portfolio was due to an increase in interest rates during 2022. The fair value of the AFS investment securities portfolio could continue to decline with further increases in interest rates.

Investment Securities. The following table presents the estimated fair value of AFS securities at December 31, 2022 and 2021.

(in thousands)	2022	2021
State and municipals	$305,247	$327,171
Pass-through mortgage securities	148,520	182,957
Collateralized mortgage obligations	113,394	106,082
Corporate bonds	106,252	118,108
	$673,413	$734,318

The following table presents the maturities and weighted average tax equivalent yields of the Bank’s AFS investment securities at December 31, 2022. Yields on AFS securities have been computed based on amortized cost.

	Principal Maturing (1)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipals	$20,503	2.99%	$86,019	3.12%	$85,000	3.36%	$113,725	3.25%
Pass-through mortgage securities	—	—	158	2.47	1	6.30	148,361	1.59
Collateralized mortgage obligations	—	—	—	—	—	—	113,394	2.12
Corporate bonds	—	—	—	—	106,252	3.83	—	—
	$20,503	2.99%	$86,177	3.12%	$191,253	3.62%	$375,480	2.25%

(1) Maturities shown are stated maturities, except in the case of municipal securities, which are shown at the earlier of their stated maturity or pre-refunded dates. Securities backed by mortgages, which include pass-through mortgage securities and collateralized mortgage obligations, are expected to have substantial periodic repayments resulting in weighted average lives considerably shorter than the stated maturities shown in the table above.

During 2021 and 2020, the Bank sold $70.6 million and $61.9 million, respectively, of mortgage-backed securities at a gain of $1.1 million and $2.6 million, respectively. No securities were sold in 2022.

During 2022, the Bank received cash dividends of $1.1 million on its FRB and FHLB stock, representing an average yield of 5.34%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
(in thousands)	2022	2021
Commercial and industrial	$108,493	$90,386
SBA PPP	—	30,534
Commercial mortgages:
Multifamily	906,498	864,207
Other	789,140	700,872
Owner-occupied	220,855	171,533
Residential mortgages:
Closed end	1,240,144	1,202,374
Revolving home equity	45,213	44,139
Consumer and other	1,390	991
	3,311,733	3,105,036
Allowance for credit losses	(31,432)	(29,831)
	$3,280,301	$3,075,205

Maturity information for loans outstanding at December 31, 2022 is set forth below. Variable rate loans have varying repricing dates.

	Maturity
	Within One Year	After One But Within Five Years		After Five But Within Fifteen Years		After Fifteen Years		Total
(in thousands)		Fixed	Variable	Fixed	Variable	Fixed	Variable
Commercial and industrial	$51,542	$26,234	$16,763	$13,567	$387	$—	$—	$108,493
Commercial mortgages:
Multifamily	54	23,223	605	160,265	483,197	34,952	204,202	906,498
Other	7,922	74,254	12,387	334,855	205,061	23,438	131,223	789,140
Owner-occupied	234	1,519	3,851	113,463	31,671	341	69,776	220,855
Residential mortgages:
Closed end	444	12,859	109	83,945	17,196	582,601	542,990	1,240,144
Revolving home equity	1,260	—	15,103	1,626	27,224	—	—	45,213
Consumer and other	742	151	497	—	—	—	—	1,390
	$62,198	$138,240	$49,315	$707,721	$764,736	$641,332	$948,191	$3,311,733

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

	December 31,
(in thousands)	2022	2021
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$480	$554
Past due 30 through 89 days	750	460
Past due 90 days or more and still accruing	—	—
Nonaccrual	—	1,235
	1,230	2,249
Other real estate owned	—	—
	$1,230	$2,249

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

	December 31, 2022
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$96,154	$12,339	$—	$—	$—	$—	$108,493
Commercial mortgages:
Multifamily	900,199	6,299	—	—	—	—	906,498
Other	781,343	934	—	6,863	—	—	789,140
Owner-occupied	215,576	5,279	—	—	—	—	220,855
Residential mortgages:
Closed end	1,239,865	279	—	—	—	—	1,240,144
Revolving home equity	45,213	—	—	—	—	—	45,213
Consumer and other	1,257	—	—	—	—	133	1,390
	$3,279,607	$25,130	$—	$6,863	$—	$133	$3,311,733

	December 31, 2021
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$90,124	$262	$—	$—	$—	$—	$90,386
SBA PPP	30,534	—	—	—	—	—	30,534
Commercial mortgages:
Multifamily	856,510	1,260	—	6,437	—	—	864,207
Other	695,040	—	—	5,832	—	—	700,872
Owner-occupied	171,533	—	—	—	—	—	171,533
Residential mortgages:
Closed end	1,199,999	488	—	1,887	—	—	1,202,374
Revolving home equity	44,139	—	—	—	—	—	44,139
Consumer and other	890	—	—	—	—	101	991
	$3,088,769	$2,010	$—	$14,156	$—	$101	$3,105,036

Allowance and Provision for Credit Losses. The ACL increased by $1.6 million during 2022 amounting to $31.4 million, or .95% of total loans, on December 31, 2022, compared to $29.8 million, or .96% of total loans, at December 31, 2021. The decrease in the reserve coverage ratio was mainly due to improvements in historical loss rates, partially offset by current and forecasted economic conditions. The increase in watch loans was mainly due to the impact of economic conditions on certain borrowers; all such borrowers continue to make timely payments of principal and interest. Nonaccrual loans, modifications to borrowers experiencing financial difficulty and loans past due 30 through 89 days remain at low levels.

During 2022, the Bank had loan chargeoffs of $884,000, recoveries of $154,000 and recorded a provision for credit losses of $2.3 million. The provision was mainly attributable to loan growth, economic conditions and net chargeoffs of $730,000, partially offset by improvements in historical loss rates.

During 2021, the Bank had loan chargeoffs of $1.2 million, recoveries of $573,000 and recorded a credit provision for credit losses of $2.6 million. The credit provision was largely attributable to improvements in current and forecasted economic conditions and historical loss rates, partially offset by net chargeoffs of $633,000 and growth in commercial mortgages.

The ACL is an amount that management currently believes will be adequate to absorb expected lifetime losses in the Bank’s loan portfolio. As more fully discussed in the “Application of Critical Accounting Policies” section of this document, the process for estimating credit losses and determining the ACL as of any balance sheet date is subjective in nature and requires material estimates and judgements. Actual results could differ significantly from those estimates. Other detailed information on the Bank’s loan portfolio and ACL can be found in “Note C – Loans” to the Corporation’s consolidated financial statements of this Form 10-K.

The following table sets forth balances and credit ratios of the Bank’s loan portfolio.

	December 31,
(dollars in thousands)	2022	2021
Total loans outstanding	$3,311,733	$3,105,036
Average loans outstanding	3,276,589	2,976,061
Allowance for credit losses	31,432	29,831
Total nonaccrual loans	—	1,235
Net chargeoffs	730	633

Allowance for credit losses as a percentage of total loans	.95%	.96%
Nonaccrual loans as a percentage of total loans	—	.04%
Net chargeoffs as a percentage of average loans outstanding	.02%	.02%
Allowance for credit losses as a multiple of nonaccrual loans	—	24.2	x

The following table sets forth net chargeoffs by loan type, average loans during the period and the percentage of net chargeoffs over average loans.

	December 31,
	2022			2021
	Net	Average	% of Average	Net	Average	% of Average
(dollars in thousands)	Chargeoffs	Loans	Loans	Chargeoffs	Loans	Loans
Commercial and industrial	$357	$104,883	0.34%	$102	$82,749	0.12%
SBA PPP	—	7,565	—	—	108,771	—
Commercial mortgages:
Multifamily	—	922,463	—	544	778,349	0.07
Other	—	757,119	—	—	553,015	—
Owner-occupied	—	219,449	—	74	156,499	0.05
Residential mortgages:
Closed end	372	1,218,741	0.03	167	1,245,892	0.01
Revolving home equity	—	45,429	—	(254)	50,109	(0.51)
Consumer and other	1	940	0.11	—	677	—
	$730	$3,276,589	0.02%	$633	$2,976,061	0.02%

The following table sets forth the allocation of the Bank’s total ACL by loan type.

	December 31,
	2022		2021
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and industrial	$1,543	3.3%	$888	2.9%
SBA PPP	—	—	46	1.0
Commercial mortgages:
Multifamily	8,430	27.4	8,154	27.8
Other	7,425	23.8	6,478	22.6
Owner-occupied	3,024	6.7	2,515	5.6
Residential mortgages:
Closed end	10,633	37.4	11,298	38.7
Revolving home equity	362	1.4	449	1.4
Consumer and other	15	—	3.0
	$31,432	100.0%	$29,831	100.0%

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at December 31, 2022. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the NY metropolitan area has improved, inflation and increasing interest rates pose new economic challenges and may result in higher chargeoffs and provisions.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits were $3.5 billion at December 31, 2022, compared to $3.3 billion at December 31, 2021. Growth in time deposits of $250.1 million was partially offset by decreases in noninterest-bearing checking deposits of $76.9 million, or 5.5%, and savings, NOW and money market deposits of $23.9 million, or 1.4%. The increase in time deposits includes the purchase of brokered CDs amounting to $175.7 million in 2022.

The aggregate amount of uninsured deposits (amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $2.0 billion at December 31, 2022 and 2021.

The following table sets forth the remaining maturity of uninsured time deposits, by account.

(in thousands)	December 31, 2022
3 months or less	$8,813
Over 3 through 6 months	8,951
Over 6 through 12 months	20,207
Over 12 months	6,948
$44,919

Borrowings include short-term and long-term FHLB borrowings. Total borrowings increased $99.7 million from $311.3 million at year-end 2021 to $411.0 million at year-end 2022. The increase is comprised of an increase in long-term debt of $224.7 million, partially offset by a decrease in short-term borrowings of $125.0 million. The increase in long-term debt includes $300.0 million new FHLB advances partially offset by maturities of $75.3 million.

Capital. Stockholders’ equity totaled $364.5 million at December 31, 2022, a decrease of $49.3 million from $413.8 million at December 31, 2021. The decrease was primarily attributable to a decline in the after-tax value of the Bank’s AFS investment securities of $58.0 million, cash dividends declared of $18.7 million and shares repurchased of $17.9 million, partially offset by net income of $46.9 million. The aforementioned decline in value of the AFS investment securities portfolio was due to an increase in interest rates during 2022. The fair value of the AFS investment securities portfolio could continue to decline with further increases in interest rates.

The Corporation and the Bank elected to adopt the CBLR framework in 2020. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s ROE was 12.13%, 10.34% and 10.47% for the years ended December 31, 2022, 2021 and 2020, respectively and its ROA was 1.11%, 1.04% and 1.00%, respectively. Book value per share decreased 8.8% during 2022 to $16.24 at December 31, 2022, from $17.81 at December 31, 2021. The increase in ROE was due to higher net income as well as an increase in accumulated other comprehensive loss due to a significant increase in the net unrealized loss in the AFS securities portfolio from higher interest rates which reduced stockholders’ equity. The losses in the AFS securities portfolio, which reduced the average balance of stockholders’ equity, accounted for 1.17% of the improvement in the ROE ratio when compared to the prior year. The unrealized loss also accounted for a $2.50 reduction in the Corporation’s book value per share at December 31, 2022. Based on the Corporation’s market value per share at December 31, 2022 of $18.00, the dividend yield is 4.7%.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at December 31, 2022 was 9.83% and 9.81%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. In 2022, the Corporation repurchased 915,868 shares at a cost of $17.9 million. The Corporation has approval to repurchase an additional $15 million.

Cash Flows and Liquidity

Cash Flows. During 2022, the Corporation’s cash and cash equivalent position increased by $30.5 million, from $43.7 million at December 31, 2021 to $74.2 million at December 31, 2022. The increase occurred primarily because cash provided by deposits, borrowings, paydowns of securities and loans and operations exceeded cash used to purchase securities, originate loans, repurchase common stock, pay cash dividends and cash used for general operating purposes.

Liquidity. The Bank has a board committee-approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

Based on securities and loan collateral in place at the FRBNY and FHLBNY, the Bank had borrowing capacity of approximately $1.7 billion at December 31, 2022, which includes $216.4 million of unencumbered AFS securities. The Bank’s borrowing capacity may be adjusted by the FRBNY or the FHLBNY and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding.

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

The Corporation believes that its current sources of liquidity are sufficient to fulfill the obligations it has at December 31, 2022 pursuant to off-balance sheet arrangements and contractual obligations.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at December 31, 2022 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending December 31, 2023 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.0 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending December 31, 2023 and calculations of EVE at December 31, 2022 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity at December 31, 2022		Net Interest Income for 2023
Rate Change Scenario (dollars in thousands)	Amount	Percent Change From Base Case	Amount		Percent Change From Base Case
+ 300 basis point rate shock	$512,537	-25.5%		$75,571	-20.7%
+ 200 basis point rate shock	566,367	-17.7%		81,813	-14.2%
+ 100 basis point rate shock	631,995	-8.1%		88,743	-6.9%
Base case (no rate change)	687,784	—		95,304	—
- 100 basis point rate shock	730,542	6.2%		100,568	5.5%
- 200 basis point rate shock	751,361	9.2%	118,491	103,502	8.6%
- 300 basis point rate shock	739,495	7.5%	115,080	102,847	7.9%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended December 31, 2023 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its assets would lag. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table. The negative impact of rising interest rates on net interest income in 2023 could be more significant than the amounts shown in the table.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in thousands)	2022	2021
Assets:
Cash and cash equivalents	$74,178	$43,675
Investment securities available-for-sale, at fair value	673,413	734,318

Loans:
Commercial and industrial	108,493	90,386
SBA Paycheck Protection Program	—	30,534
Secured by real estate:
Commercial mortgages	1,916,493	1,736,612
Residential mortgages	1,240,144	1,202,374
Home equity lines	45,213	44,139
Consumer and other	1,390	991
	3,311,733	3,105,036
Allowance for credit losses	(31,432)	(29,831)
	3,280,301	3,075,205
Restricted stock, at cost	26,363	21,524
Bank premises and equipment, net	31,660	37,523
Right-of-use asset - operating leases	23,952	8,438
Bank-owned life insurance	110,848	107,831
Pension plan assets, net	11,049	19,097
Deferred income tax benefit	31,124	3,987
Other assets	18,623	17,191
	$4,281,511	$4,068,789
Liabilities:
Deposits:
Checking	$1,324,141	$1,400,998
Savings, NOW and money market	1,661,512	1,685,410
Time	478,981	228,837
	3,464,634	3,315,245
Short-term borrowings	—	125,000
Long-term debt	411,000	186,322
Operating lease liability	25,896	11,259
Accrued expenses and other liabilities	15,445	17,151
	3,916,975	3,654,977
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 22,443,380 and 23,240,596 shares	2,244	2,324
Surplus	78,462	93,480
Retained earnings	348,597	320,321
	429,303	416,125
Accumulated other comprehensive income (loss), net of tax	(64,767)	(2,313)
	364,536	413,812
	$4,281,511	$4,068,789

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (dollars in thousands, except per share data)	2022	2021	2020
Interest and dividend income:
Loans	$116,352	$106,266	$109,492
Investment securities:
Taxable	9,795	8,162	11,873
Nontaxable	8,063	8,531	9,851
	134,210	122,959	131,216
Interest expense:
Savings, NOW and money market deposits	7,180	4,414	9,097
Time deposits	5,296	5,712	10,977
Short-term borrowings	1,207	1,427	1,574
Long-term debt	4,814	4,599	7,540
	18,497	16,152	29,188
Net interest income	115,713	106,807	102,028
Provision (credit) for credit losses	2,331	(2,573)	3,006
Net interest income after provision (credit) for credit losses	113,382	109,380	99,022

Noninterest income:
Bank-owned life insurance	3,017	2,399	2,313
Service charges on deposit accounts	3,157	2,925	2,962
Net gains on sales of securities	—	1,104	2,556
Other	6,242	6,146	6,255
	12,416	12,574	14,086
Noninterest expense:
Salaries and employee benefits	41,096	39,753	37,288
Occupancy and equipment	13,407	15,338	12,370
Loss on disposition of premises and fixed assets	553	—	—
Debt extinguishment	—	1,021	2,559
Other	12,523	12,535	11,364
	67,579	68,647	63,581
Income before income taxes	58,219	53,307	49,527
Income tax expense	11,287	10,218	8,324
Net income	$46,932	$43,089	$41,203

Weighted average:
Common shares	22,868,658	23,655,635	23,859,119
Dilutive stock options and restricted stock units	99,895	107,348	53,915
	22,968,553	23,762,983	23,913,034
Earnings per share:
Basic	$2.05	$1.82	$1.73
Diluted	$2.04	$1.81	$1.72

Cash dividends declared per share	$0.82	$0.78	$0.74

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (in thousands)	2022	2021	2020

Net income	$46,932	$43,089	$41,203

Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(83,835)	(10,633)	3,543
Change in funded status of pension plan	(8,176)	(1,341)	1,571
Change in net unrealized loss on derivative instruments	1,750	3,535	(867)
Other comprehensive income (loss) before income taxes	(90,261)	(8,439)	4,247
Income tax expense (benefit)	(27,807)	(2,556)	1,272
Other comprehensive income (loss)	(62,454)	(5,883)	2,975
Comprehensive income (loss)	$(15,522)	$37,206	$44,178

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	23,934,632	$2,393	$111,744	$272,051	$595	$386,783
Net income				41,203		41,203
Other comprehensive income					2,975	2,975
Repurchase of common stock	(377,200)	(38)	(7,897)			(7,935)
Shares withheld upon the vesting
and conversion of RSUs	(66,142)	(6)	(1,521)			(1,527)
Common stock issued under stock
compensation plans	249,414	25	625			650
Common stock issued under
dividend reinvestment and stock
purchase plan	49,885	5	808			813
Stock-based compensation			1,788			1,788
Cash dividends declared				(17,632)		(17,632)
Balance, December 31, 2020	23,790,589	2,379	105,547	295,622	3,570	407,118
Net income				43,089		43,089
Other comprehensive loss					(5,883)	(5,883)
Repurchase of common stock	(679,873)	(68)	(14,433)			(14,501)
Shares withheld upon the vesting
and conversion of RSUs	(18,822)	(2)	(359)			(361)
Common stock issued under stock
compensation plans	105,674	11	259			270
Common stock issued under
dividend reinvestment and stock
purchase plan	43,028	4	831			835
Stock-based compensation			1,635			1,635
Cash dividends declared				(18,390)		(18,390)
Balance, December 31, 2021	23,240,596	2,324	93,480	320,321	(2,313)	413,812
Net income				46,932		46,932
Other comprehensive loss					(62,454)	(62,454)
Repurchase of common stock	(915,868)	(92)	(17,797)			(17,889)
Shares withheld upon the vesting
and conversion of RSUs	(27,287)	(3)	(573)			(576)
Common stock issued under stock
compensation plans	100,973	10	52			62
Common stock issued under
dividend reinvestment and stock
purchase plan	44,966	5	834			839
Stock-based compensation			2,466			2,466
Cash dividends declared				(18,656)		(18,656)
Balance, December 31, 2022	22,443,380	$2,244	$78,462	$348,597	$(64,767)	$364,536

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$46,932	$43,089	$41,203
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	2,331	(2,573)	3,006
Provision (credit) for deferred income taxes	670	(56)	(1,331)
Depreciation and amortization of premises and equipment	3,612	4,905	4,195
Amortization of right-of-use asset - operating leases	2,699	3,774	2,177
Premium amortization on investment securities, net	1,578	2,247	1,852
Net gain on sales of securities	—	(1,104)	(2,556)
Loss on debt extinguishment	—	1,021	2,559
Loss on disposition of premises and fixed assets	553	—	—
Stock-based compensation expense	2,466	1,635	1,788
Accretion of cash surrender value on bank-owned life insurance	(3,017)	(2,399)	(2,313)
Pension credit	(129)	(329)	(263)
Decrease in other liabilities	(3,770)	(2,522)	(3,751)
Other decreases (increases) in assets	(2,501)	3,093	(531)
Net cash provided by operating activities	51,424	50,781	46,035
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	—	71,695	64,453
Proceeds from maturities and redemptions	45,054	113,736	146,063
Purchases	(69,562)	(268,803)	(171,447)
Net decrease (increase) in loans	(207,427)	(72,215)	152,649
Net decrease (increase) in restricted stock	(4,839)	(710)	10,085
Proceeds from disposition of premises and fixed assets	6,601	—	—
Purchases of bank-owned life insurance	—	(20,000)	—
Purchases of premises and equipment, net	(3,598)	(7,697)	(3,008)
Net cash provided by (used in) investing activities	(233,771)	(183,994)	198,795
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	149,389	(6,343)	177,572
Net increase (decrease) in short-term borrowings	(125,000)	64,905	(130,615)
Proceeds from long-term debt	300,000	—	120,000
Repayment of long-term debt	(75,322)	(60,701)	(214,029)
Proceeds from issuance of common stock, net of shares withheld	263	607	(188)
Repurchases of common stock	(17,889)	(14,501)	(7,935)
Cash dividends paid	(18,591)	(18,261)	(17,421)
Net cash provided by (used in) financing activities	212,850	(34,294)	(72,616)
Net increase (decrease) in cash and cash equivalents	30,503	(167,507)	172,214
Cash and cash equivalents, beginning of year	43,675	211,182	38,968
Cash and cash equivalents, end of period	$74,178	$43,675	$211,182
Supplemental Cash Flow Disclosures:
Cash paid for interest	$17,142	$16,713	$29,500
Cash paid for income taxes	11,610	11,650	7,582
Operating cash flows from operating leases	4,148	2,475	2,796
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	18,386	—	923
Cash dividends payable	4,713	4,648	4,519
Bank premises transferred to held-for-sale	2,407	3,796	—

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

Adoption of New Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-2 “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which affect entities that have adopted ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“CECL”). The amendments in the ASU that relate to troubled debt restructurings (“TDRs”) eliminate the TDR recognition and measurement guidance and instead require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, while also enhancing disclosure requirements. The amendments that relate to vintage disclosures require that an entity disclose current-period gross chargeoffs by year of origination for financing receivables and net investments in leases within the scope of CECL. Gross chargeoffs must be included in the vintage disclosures required by CECL. For entities that have adopted CECL such as the Corporation, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should generally be applied prospectively. Early adoption is permitted, including adoption in an interim period. Management adopted ASU 2022-2 in the second quarter of 2022 effective as of January 1, 2022 using the modified retrospective transition approach. Its adoption modified the Corporation’s disclosures but did not have a material impact on its financial position or results of operations. Disclosures pertaining to the ASU can be found in “Note C – Loans” of these unaudited consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions that generally mature within 90 days.

Investment Securities

Current accounting standards require that investment securities be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”) or trading. The trading category is not applicable to any securities in the Bank's portfolio because the Bank does not buy or hold debt or equity securities principally for the purpose of selling in the near term. HTM securities, or debt securities which the Bank has the intent and ability to hold to maturity, are reported at amortized cost, net of allowance for credit losses (“ACL” or “allowance”), if any. AFS securities, or debt securities which are neither HTM securities nor trading securities, are reported at fair value, with unrealized gains and losses, net of the related income tax effect, included in other comprehensive income (loss) (“OCI”). Equity securities, if any, are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

For loans collectively evaluated for credit loss, management segregates its loan portfolio into distinct pools, certain of which are combined in reporting loans outstanding by class of loans: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) closed end residential mortgage; (8) revolving home equity; (9) consumer; and (10) municipal loans. An additional pool was used for Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans while those loans were outstanding. Historical loss information from the Bank’s own loan portfolio from December 31, 2007 to present provides a basis for management’s assessment of expected credit losses. The choice of a historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final ACL. Due to the extensive loss data available, management selected the vintage approach to measure the historical loss component of credit losses for most of its loan pools. For the revolving home equity and small business credit scored pools, the Lifetime PD/LGD (probability of default/loss given default) method is used to measure historical losses. No historical loss method was applied to the SBA PPP loan pool which was 100% guaranteed by the federal government.

Modifications to borrowers experiencing financial difficulty are included in loans collectively evaluated for credit loss. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. A charge to the allowance for credit losses is generally not recorded upon modification.

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, gross domestic product (“GDP”), vacancies, average growth in pools of loans, delinquencies or other factors associated with the financial assets. The allowance for SBA PPP loans represented an estimate of potential loss due to documentation and processing deficiencies. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

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

Bank Premises and Equipment and Operating Leases

Land is carried at cost. Other bank premises and equipment are carried at cost less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method over their estimated useful lives, which range from 31 to 40 years. Building and leasehold improvements are depreciated using the straight-line method over the remaining lives of the buildings or leases, as applicable, or their estimated useful lives, whichever is shorter. The lives of the respective leases range from five years to fifteen years. Furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three years to ten years. Premises and equipment held-for-sale, if any, is included in “other assets” on the Corporation’s consolidated balance sheets and carried at the lower of cost or fair value. Writedowns upon transfer to held-for-sale are included in “other noninterest expense” on the consolidated income statements. Fair value is based on an appraisal, where available, adjusted for estimated costs to sell.

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

Restricted Stock

The Bank is a member of and is required to own stock in the Federal Home Loan Bank of NY (“FHLBNY”) and the Federal Reserve Bank of NY (“FRBNY”). The amount of FHLBNY stock held is based on membership and the level of FHLBNY advances. The amount of FRBNY stock held is based on the Bank’s capital and surplus balances. These stocks do not have a readily determinable fair value, are carried at cost, classified as restricted stock and periodically evaluated for impairment based on the prospects for the ultimate recovery of cost. Cash dividends, if any, are reported as interest income on taxable investment securities.

Other Real Estate Owned

Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs and is included in “other assets” on the consolidated balance sheets. Chargeoffs recorded at the time of acquisition are charged to the ACL. Subsequently, decreases in the property’s estimated fair value are charged to earnings and credited to a valuation allowance and recoveries in fair value are credited to earnings and charged to the valuation allowance. Such adjustments to earnings are included in other noninterest expense along with any additional property maintenance costs incurred in owning the property. Rental income received from tenants of other real estate owned is included in other noninterest income.

Long-term Assets

Premises and equipment, intangible assets, BOLI and other long-term assets, if any, are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit. The face amount of these items represents the exposure to loss, before considering collateral held or ability to repay. The Bank estimates credit losses on off-balance sheet credit exposures by considering the likelihood of an outstanding commitment converting into an outstanding loan and applying historical loss factors used on similar portfolio segments, unless the obligation is unconditionally cancellable by the Bank. The ACL on off-balance sheet credit exposures is recorded in the line item “Accrued expenses and other liabilities” in the consolidated balance sheets and totaled $421,000 and $492,000, respectively, at December 31, 2022 and 2021. The ACL is adjusted through a provision (credit) for credit loss expense which is included in the line item “other noninterest expense” in the consolidated statements of income and amounted to ($71,000), $82,000 and ($195,000) in 2022, 2021 and 2020, respectively. Off-balance sheet credit instruments are recorded on the balance sheet when they are funded or drawn down.

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

Earnings Per Share

The Corporation calculates basic and diluted earnings per share (“EPS”) using the treasury stock method. Basic EPS excludes the dilutive effect of outstanding stock options and restricted stock units (“RSUs”) and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and RSUs were converted into shares of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive stock options and RSUs. 33,017 and 25,519 RSUs were excluded from the calculation of EPS at December 31, 2022 and 2020, because their inclusion would be anti-dilutive. There were no anti-dilutive RSUs at December 31, 2021. Other than the RSUs described in “Note I – Stock-Based Compensation,” the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

Stock-based Compensation

The Corporation’s stock-based compensation plans are described in “Note I – Stock-Based Compensation.” Compensation cost is determined for RSUs issued to employees and non-employee directors based on the grant date fair value of the award.

Compensation expense for RSUs is recognized over the applicable performance or service period, which is usually the vesting period. Compensation expense is adjusted at the end of the performance period, if applicable, to reflect the actual number of shares of the Corporation’s common stock into which the RSUs will be converted. The Corporation accounts for forfeitures as they occur.

Comprehensive Income

Comprehensive income (loss) includes net income and OCI. OCI includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. OCI for the Corporation consists of net unrealized holding gains or losses on AFS securities and derivative instruments and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated OCI is recognized as a separate component of stockholders’ equity.

The following sets forth the components of accumulated OCI, net of tax:

	Current Period Change due to
		Other
	Balance	Comprehensive	Balance
(in thousands)	12/31/21	Income (Loss)	12/31/22
Unrealized holding gains (losses) on AFS securities	$1,955	$(58,010)	$(56,055)
Unrealized actuarial losses on pension plan	(3,056)	(5,656)	(8,712)
Unrealized loss on derivative instruments	(1,212)	1,212	—
Accumulated other comprehensive loss, net of tax	$(2,313)	$(62,454)	$(64,767)

The components of OCI and the related tax effects are as follows:

(in thousands)	2022	2021	2020
Change in net unrealized holding gains (losses) on AFS securities:
Change arising during the period	$(83,835)	$(9,529)	$6,099
Reclassification adjustment for gains included in net income (1)	—	(1,104)	(2,556)
	(83,835)	(10,633)	3,543
Tax effect	(25,825)	(3,163)	1,063
	(58,010)	(7,470)	2,480
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	(8,176)	(1,341)	1,571
Tax effect	(2,520)	(438)	470
	(5,656)	(903)	1,101
Change in unrealized loss on derivative instruments:
Amount of gain (loss) recognized during the period	1,324	668	(4,835)
Reclassification adjustment for net interest expense included in
net income (2)	426	2,867	3,968
	1,750	3,535	(867)
Tax effect	538	1,045	(261)
	1,212	2,490	(606)
Other comprehensive income (loss)	$(62,454)	$(5,883)	$2,975

(1) Represents net realized gains arising from the sale of AFS securities, included in the consolidated statements of income in the line item “Net gains on sales of securities.” See “Note B – Investment Securities” for the income tax expense related to these net realized gains, included in the consolidated statements of income in the line item “Income tax expense.”

(2) Represents the net interest expense recorded from derivative transactions and included in the consolidated statements of income under “Interest expense.”

Impact of Issued But Not Yet Effective Accounting Standards

There were no issued but not yet effective pronouncements at December 31, 2022 that could materially impact the Corporation’s financial position, results of operations or disclosures.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at December 31, 2022 and 2021.

	2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals	$321,700	$136	$(16,589)	$305,247
Pass-through mortgage securities	179,655	—	(31,135)	148,520
Collateralized mortgage obligations	134,070	—	(20,676)	113,394
Corporate bonds	119,000	—	(12,748)	106,252
	$754,425	$136	$(81,148)	$673,413

	2021
State and municipals	$315,747	$11,600	$(176)	$327,171
Pass-through mortgage securities	187,494	54	(4,591)	182,957
Collateralized mortgage obligations	109,254	67	(3,239)	106,082
Corporate bonds	119,000	—	(892)	118,108
	$731,495	$11,721	$(8,898)	$734,318

At December 31, 2022 and 2021, investment securities with a carrying value of $350.8 million and $425.0 million, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2022 and 2021.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at December 31, 2022 and 2021 presented by length of time the securities had been in a continuous unrealized loss position.

	2022
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipals	$238,157	$(12,047)	$13,934	$(4,542)	$252,091	$(16,589)
Pass-through mortgage securities	12,667	(979)	135,853	(30,156)	148,520	(31,135)
Collateralized mortgage obligations	42,560	(1,515)	70,834	(19,161)	113,394	(20,676)
Corporate bonds	—	—	106,252	(12,748)	106,252	(12,748)
Total temporarily impaired	$293,384	$(14,541)	$326,873	$(66,607)	$620,257	$(81,148)

	2021
State and municipals	$18,429	$(176)	$—	$—	$18,429	$(176)
Pass-through mortgage securities	179,575	(4,529)	1,641	(62)	181,216	(4,591)
Collateralized mortgage obligations	99,305	(3,239)	—	—	99,305	(3,239)
Corporate bonds	87,620	(380)	30,488	(512)	118,108	(892)
Total temporarily impaired	$384,929	$(8,324)	$32,129	$(574)	$417,058	$(8,898)

Following is a discussion of unrealized losses by type of security, none of which are considered impaired at December 31, 2022.

State and Municipals

At December 31, 2022, approximately $252.1 million of state and municipal bonds had an unrealized loss of $16.6 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At December 31, 2022, pass-through mortgage securities of approximately $148.5 million had an unrealized loss of $31.1 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At December 31, 2022, collateralized mortgage obligations of approximately $113.4 million had an unrealized loss of $20.7 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At December 31, 2022, approximately $106.3 million of corporate bonds had an unrealized loss of $12.7 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at December 31, 2022.

Sales of AFS Securities. Sales of AFS securities were as follows:

(in thousands)	2022	2021	2020
Proceeds	$—	$71,695	$64,453

Gains	$—	$1,120	$2,556
Losses	—	(16)	—
Net gains	$—	$1,104	$2,556

The income tax expense related to these net realized gains was $340,000 and $766,000 in 2021 and 2020, respectively, and is included in the consolidated statements of income in the line item “Income tax expense.”

Sales of HTM Securities. The Bank did not have any securities classified as HTM in 2022, 2021 or 2020.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at December 31, 2022 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$20,590	$20,503
After 1 through 5 years	86,981	86,019
After 5 through 10 years	206,044	191,252
After 10 years	127,085	113,725
Mortgage-backed securities	313,725	261,914
	$754,425	$673,413

NOTE C – LOANS

The following table sets forth the loans outstanding by class of loans for the periods indicated.

	December 31,
(in thousands)	2022	2021
Commercial and industrial	$108,493	$90,386
SBA PPP	—	30,534
Commercial mortgages:
Multifamily	906,498	864,207
Other	789,140	700,872
Owner-occupied	220,855	171,533
Residential mortgages:
Closed end	1,240,144	1,202,374
Revolving home equity	45,213	44,139
Consumer and other	1,390	991
	$3,311,733	$3,105,036

The following tables present the activity in the ACL for the years ended December 31, 2022, 2021 and 2020.

(in thousands)	Balance at 1/1/2022	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 12/31/2022
Commercial and industrial	$888	$511	$154	$1,012	$1,543
SBA PPP	46	—	—	(46)	—
Commercial mortgages:
Multifamily	8,154	—	—	276	8,430
Other	6,478	—	—	947	7,425
Owner-occupied	2,515	—	—	509	3,024
Residential mortgages:
Closed end	11,298	372	—	(293)	10,633
Revolving home equity	449	—	—	(87)	362
Consumer and other	3	1	—	13	15
	$29,831	$884	$154	$2,331	$31,432

(in thousands)	Balance at 1/1/2021	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 12/31/2021
Commercial and industrial	$1,416	$307	$205	$(426)	$888
SBA PPP	209	—	—	(163)	46
Commercial mortgages:
Multifamily	9,474	544	—	(776)	8,154
Other	4,913	—	—	1,565	6,478
Owner-occupied	1,905	165	91	684	2,515
Residential mortgages:
Closed end	14,706	189	22	(3,241)	11,298
Revolving home equity	407	—	254	(212)	449
Consumer and other	7	1	1	(4)	3
	$33,037	$1,206	$573	$(2,573)	$29,831

(in thousands)	Balance at 1/1/2020	Impact of ASC 326 Adoption	Chargeoffs	Recoveries	Provision (Credit) for Loan Losses	Balance at 12/31/2020
Commercial and industrial	$1,493	$(244)	$1,283	$519	$931	$1,416
SBA PPP	—	—	—	—	209	209
Commercial mortgages:
Multifamily	7,151	1,059	298	—	1,562	9,474
Other	3,498	(47)	502	1	1,963	4,913
Owner-occupied	921	778	—	—	206	1,905
Residential mortgages:
Closed end	15,698	1,356	558	32	(1,822)	14,706
Revolving home equity	515	(6)	86	30	(46)	407
Consumer and other	13	(8)	3	2	3	7
	$29,289	$2,888	$2,730	$584	$3,006	$33,037

The provision recorded in 2022 was mainly due to an increase in outstanding mortgage loans, chargeoffs and deteriorating economic conditions, partially offset by lower historical loss rates. The credit provision recorded in 2021 was mainly due to improvements in economic conditions, asset quality and other portfolio metrics, partially offset by an increase in outstanding commercial mortgage loans and net chargeoffs. The provision recorded in 2020 was mainly due to the effects of the COVID-19 pandemic.

Aging of Loans. The following tables present the aging of loans past due and loans in nonaccrual status by class of loans.

	December 31, 2022
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$297	$—	$—	$—	$—	$297	$108,196	$108,493
SBA PPP	—	—	—	—	—	—	—	—
Commercial mortgages:
Multifamily	—	—	—	—	—	—	906,498	906,498
Other	—	—	—	—	—	—	789,140	789,140
Owner-occupied	—	—	—	—	—	—	220,855	220,855
Residential mortgages:
Closed end	452	—	—	—	—	452	1,239,692	1,240,144
Revolving home equity	—	—	—	—	—	—	45,213	45,213
Consumer and other	1	—	—	—	—	1	1,389	1,390
	$750	$—	$—	$—	$—	$750	$3,310,983	$3,311,733

	December 31, 2021
Commercial and industrial	$128	$—	$—	$—	$—	$128	$90,258	$90,386
SBA PPP	259	—	—	—	—	259	30,275	30,534
Commercial mortgages:
Multifamily	—	—	—	—	—	—	864,207	864,207
Other	—	—	—	—	—	—	700,872	700,872
Owner-occupied	—	—	—	—	—	—	171,533	171,533
Residential mortgages:
Closed end	—	—	—	—	1,235	1,235	1,201,139	1,202,374
Revolving home equity	—	—	—	—	—	—	44,139	44,139
Consumer and other	73	—	—	—	—	73	918	991
	$460	$—	$—	$—	$1,235	$1,695	$3,103,341	$3,105,036

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at December 31, 2022, 2021 or 2020.

Accrued interest receivable from loans totaled $9.2 million and $8.0 million at December 31, 2022 and 2021, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

Loans to Directors and Executive Officers. At December 31, 2022 and 2021, there were no outstanding loans to directors, including their immediate families and companies in which they are principal owners or executive officers.

Loan Modifications. From time to time, the Bank may modify the terms of loans to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest reduction, an other-than-insignificant payment delay or a term extension. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Bank performs the evaluation under its internal underwriting policy.

The Bank did not modify any loans to borrowers experiencing financial difficulty during 2022, 2021 or 2020. Loans modified in prior years (formerly troubled debt restructurings) with a total outstanding balance of $480,000 at December 31, 2022 were performing in accordance with their modified terms. The Bank had no commitments to lend additional amounts to such borrowers.

There were no modifications for which there was a payment default during 2022, 2021 and 2020 that were modified during the 12 month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables present the amortized cost basis of loans by class of loans, vintage and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful. Also presented are gross chargeoffs and recoveries recorded in 2022 by year of origination.

	December 31, 2022
	Term Loans by Origination Year						Revolving
(in thousands)	2022	2021	2020	2019	2018	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$29,913	$27,212	$10,747	$5,369	$4,352	$3,840	$14,721	$96,154
Watch	1,998	10,067	274	—	—	—	—	12,339
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$31,911	$37,279	$11,021	$5,369	$4,352	$3,840	$14,721	$108,493

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(511)	$(511)
Current-period recoveries	—	—	—	—	—	—	154	154
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(357)	$(357)

Commercial mortgages – multifamily:
Risk rating:
Pass	$195,614	$180,602	$39,687	$125,179	$112,456	$246,436	$225	$900,199
Watch	—	—	—	—	—	6,299	—	6,299
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$195,614	$180,602	$39,687	$125,179	$112,456	$252,735	$225	$906,498

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – other:
Risk rating:
Pass	$191,988	$224,005	$99,340	$34,448	$43,235	$188,327	$—	$781,343
Watch	—	—	—	—	934	—	—	934
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,863	—	6,863
Doubtful	—	—	—	—	—	—	—	—
	$191,988	$224,005	$99,340	$34,448	$44,169	$195,190	$—	$789,140

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$56,771	$56,039	$21,199	$41,532	$2,763	$35,785	$1,487	$215,576
Watch	—	5,279	—	—	—	—	—	5,279
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$56,771	$61,318	$21,199	$41,532	$2,763	$35,785	$1,487	$220,855

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

(1) Includes commercial and industrial lines converted to term of $4.7 million.

	December 31, 2022
	Term Loans by Origination Year						Revolving
(in thousands)	2022	2021	2020	2019	2018	Prior	Loans (1)	Total
Residential mortgages:
Risk rating:
Pass	$203,272	$169,522	$35,754	$17,030	$182,248	$632,039	$45,213	$1,285,078
Watch	—	—	—	—	—	279	—	279
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$203,272	$169,522	$35,754	$17,030	$182,248	$632,318	$45,213	$1,285,357

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(372)	$—	$(372)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$(372)	$—	$(372)

Consumer and other:
Risk rating:
Pass	$241	$—	$—	$100	$—	$72	$844	$1,257
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	133	133
	$241	$—	$—	$100	$—	$72	$977	$1,390

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(1)	$(1)

Total loans	$679,797	$672,726	$207,001	$223,658	$345,988	$1,119,940	$62,623	$3,311,733
Total net chargeoffs	—	—	—	—	—	(372)	(358)	(730)

(1)Includes home equity lines converted to term of $8.1 million.

NOTE D – PREMISES AND EQUIPMENT AND OPERATING LEASES

Premises and equipment. Bank premises and equipment consist of the following:

	December 31,
(in thousands)	2022	2021
Land	$8,552	$8,459
Buildings and improvements	22,120	28,838
Leasehold improvements	12,002	11,421
Furniture and equipment	36,595	34,782
Construction in process	433	493
	79,702	83,993
Accumulated depreciation and amortization	(48,042)	(46,470)
	$31,660	$37,523

In 2022, the Bank incurred a net loss of $553,000 on the disposition of certain premises and fixed assets. The net loss includes a gain on sale of five Glen Head, NY buildings, a writedown and transfer to held-for-sale of a remaining building in Glen Head and a write-off of all related equipment and fixed assets including a nearby freestanding ATM location.

Land and buildings held-for-sale at December 31, 2022 and 2021 amounted to $2.4 million and $3.8 million, respectively.

Operating Leases. The Bank leases certain branch and back-office locations under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2038 and had a weighted average remaining term of 11.79 and 5.81 years at December 31, 2022 and 2021, respectively. Many of the Bank’s leases include renewal options of up to 10 years with the longest option extending to 25 years. The exercise of lease renewal options is at the Bank’s sole discretion.

The weighted average discount rate for leases in place at December 31, 2022 and 2021 was 3.24% and 2.93%, respectively. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Bank had one such lease in 2022 and two during 2020 and recognized rent expense for these leases on a straight-line basis over the lease term. There were no short-term leases in 2021.

The Bank’s branch optimization strategy resulted in charges of $905,000 in 2022, $3.1 million in 2021 and $148,000 in 2020 related to the closing or relocation of leased branch office space. The charges include rent and depreciation expenses, lease acceleration costs and asset disposal charges. These charges are included in the consolidated statements of income in “occupancy and equipment expense” and, in 2022, partially included in “loss on disposition of premises and fixed assets.”

Rental payments required by the Bank’s lease agreements may increase over time based on certain variable components such as real estate taxes and common area maintenance charges.

The components of rent expense were as follows:

,
	December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$3,271	$4,462	$2,605
Variable lease cost	490	405	608
Short-term lease cost	10	—	103
	$3,771	$4,867	$3,316

The following is a maturity analysis of the operating lease liability at December 31, 2022.

Year (dollars in thousands)	Total
2023	$2,954
2024	3,284
2025	3,142
2026	2,878
2027	2,592
Thereafter	16,757
Total lease payments	31,607
Less: interest	5,711
$25,896

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2022.

Year (dollars in thousands)	Total
2023	$320,710
2024	94,564
2025	14,418
2026	12,936
2027	19,473
Thereafter	16,880
$478,981

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $104.7 million and $54.0 million at December 31, 2022 and 2021, respectively. Deposits from executive officers, directors and their affiliates at December 31, 2022 and 2021 were approximately $8.8 million and $9.1 million, respectively. Time deposits maturing in 2023 include $135.0 million of brokered deposits.

NOTE F – BORROWED FUNDS

Borrowings at December 31, 2022 and 2021 consisted of overnight and fixed rate Federal Home Loan Bank (“FHLB”) advances as follows.

	December 31,
(in thousands)	2022	2021
Short-term borrowings:
FHLB overnight advances	$—	$75,000
FHLB 3 month advances	—	50,000
	—	125,000
Long-term debt:
FHLB advances	411,000	186,322
	$411,000	$311,322

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the consolidated balance sheets and amounted to $535,000 and $336,000 at December 31, 2022 and 2021, respectively.

FHLB advances are collateralized by a blanket lien on residential and commercial mortgage loans with a lendable value of $2.2 billion at December 31, 2022 and 2021. Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty. Short-term FHLB advances are those with original maturities of 90 days or less.

The following table sets forth as of December 31, 2022 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities beyond four years at December 31, 2022.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate
Overnight	$—	—%
2023	213,500	3.03
2024	187,500	4.14
2025	—	—
2026	10,000	2.12
2027	—	—
	411,000	3.51
	$411,000	3.51%

NOTE G – INCOME TAXES

The Corporation, the Bank and the Bank’s subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2022, 2021 and 2020 had effective tax rates of 19.4%, 19.2% and 16.8%, respectively. The following table sets forth a reconciliation of the statutory federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	1.7	2.1	0.7
Tax-exempt income, net of disallowed cost of funding	(2.8)	(3.3)	(4.0)
BOLI income	(1.1)	(0.9)	(1.0)
Excess tax benefit of stock-based compensation	—	0.1	—
Non-deductible officer compensation	0.1	—	—
Other	0.5	0.2	0.1
	19.4%	19.2%	16.8%

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$9,287	$8,807	$8,703
State and local	1,330	1,467	952
	10,617	10,274	9,655
Deferred:
Federal	358	(76)	(747)
State and local	312	20	(584)
	670	(56)	(1,331)
	$11,287	$10,218	$8,324

Net Deferred Tax Asset. The following table sets forth the components of the Corporation’s net deferred tax asset.

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Unrealized loss on AFS securities	$24,957	$—
Allowance for credit losses and off-balance sheet credit exposure	9,767	9,323
Operating lease liability	7,951	3,469
Stock-based compensation	865	689
Contract incentive	139	339
Asset writedown	51	51
Accrued bonuses and severance	50	1,262
Retirement expense	38	44
Interest on nonperforming loans	6	38
Unrealized loss on interest rate swaps	—	538
Net operating loss carryforwards	—	54
	43,824	15,807
Valuation allowance	—	—
	43,824	15,807
Deferred tax liabilities:
Right-of-use asset	7,354	2,599
Prepaid pension	3,370	5,874
Deferred loan costs	1,545	1,529
Depreciation	272	791
Prepaid expenses	159	159
Unrealized gains on AFS securities	—	868
	12,700	11,820
Net deferred tax asset	$31,124	$3,987

The Corporation had no material unrecognized tax benefits at December 31, 2022, 2021 or 2020. The Corporation has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

The Corporation is subject to Federal, NY State, NYC, New Jersey and Connecticut income taxes. The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2022, 2021 or 2020. During 2020, the NY State Department of Taxation and Finance completed an examination of the Corporation’s 2016, 2017 and 2018 state income tax returns with a de minimis amount due relating to 2016. The tax years 2020 through 2022 remain open to examination by the Internal Revenue Service, NY State, NYC, New Jersey and Connecticut.

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

The Corporation and the Bank elected to adopt the CBLR framework. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules. In April 2020, the federal banking agencies issued interim final rules pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security Act, temporarily lowering the CBLR requirement to 8.00% through the end of 2020, 8.50% for calendar year 2021 and 9.00% in 2022.

The Corporation and the Bank exclude accumulated OCI components from Tier 1 and Total regulatory capital.

During 2020, the Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation’s and the Bank’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2022 and 2021 are presented in the tables below.

	2022
	Actual Capital		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$430,366	9.83%	$394,017	9.00%
Bank	429,377	9.81	393,883	9.00

	2021
	Actual Capital		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$417,615	10.23%	$346,965	8.50%
Bank	417,258	10.23	346,751	8.50

Other Matters. The source of funds for the Corporation’s dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2023, the Bank could, without prior approval, declare dividends of approximately $24.5 million plus any 2023 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System may require banks to maintain reserves against certain deposit balances. There was no reserve requirement in 2022 or 2021.

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

The Corporation has 750,000 shares of common stock reserved for awards under the 2021 Plan, plus 23,167 shares that remained available for grant as full value RSUs or restricted stock awards under the 2014 Plan. RSUs granted under the 2014 Plan that expire or are forfeited after April 20, 2021 are added to the number of shares of common stock reserved for issuance of awards under the 2021 Plan. At December 31, 2022, 618,146 equity awards remain available to be granted under the 2021 Plan.

2014 Plan. Under the 2014 Plan, awards were granted to employees and non-employee directors as non-qualified stock options, restricted stock awards and RSUs. Substantially all of the awards granted under the 2014 Plan were RSUs. All awards granted under the 2014 Plan will immediately vest upon an involuntary termination following a change in control, total and permanent disability, as defined, or death, and with certain exceptions, will immediately vest in the event of retirement, as defined.

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at December 31, 2022.

Total
Number of RSUs:
Vested and convertible at Dec 31, 2022	68,476
Scheduled to vest during:
2023	87,991
2024	46,005
2025	37,861
2026	3,332
2027	3,328
246,993

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2022 and 2023 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs.

The fair values of awards made in 2022, 2021 and 2020, and the assumptions utilized in determining such values, are presented below.

	2022
	Performance-Based	Service-Based
	Vesting	Vesting
Grant date fair value	$20.07	$17.70	to	$20.07
Market price on grant date	$21.64	$18.12	to	$21.64
Expected annual dividend	$0.80	$0.42	to	$0.80
Expected term (in years)	2.0	1.0	to	5.0
Risk-free interest rate	1.12%	1.12%	to	4.56%
	2021
Grant date fair value	$15.31	$15.31	to	$20.54
Market price on grant date	$16.83	$16.83	to	$21.58
Expected annual dividend	$0.76	$0.76	to	$0.80
Expected term (in years)	2.0	1.0	to	3.0
Risk-free interest rate	0.13%	0.08%	to	0.52%
	2020
Grant date fair value	$21.30	$14.32	to	$21.30
Market price on grant date	$23.10	$16.46	to	$23.10
Expected annual dividend	$0.72	$0.72	to	$0.76
Expected term (in years)	2.0	2.0	to	5.0
Risk-free interest rate	1.41%	0.23%	to	1.41%

In January 2023, 142,280 RSUs were awarded under the 2021 Plan, including 83,028 performance-based RSUs and 59,252 service-based RSUs.

The following table presents a summary of RSUs outstanding at December 31, 2022 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2022	207,359	$17.70
Granted	140,150	19.67
Converted	(97,658)	18.85
Forfeited	(2,858)	18.49
Outstanding at December 31, 2022	246,993	$18.35	0.80	$4,446
Vested and Convertible at December 31, 2022	68,476	$17.63	—	$1,233

RSUs outstanding at December 31, 2022 include 101,493 performance-based RSUs granted in 2022 and 2021, of which 68,476 are vested and convertible at year-end, and 145,500 service-based RSUs. The performance-based RSUs have a maximum payout potential of 1.50 shares of the Corporation’s common stock for each RSU awarded. Based on the Corporation’s performance in 2022, an additional 7,109 shares were earned on the performance-based RSUs. These additional shares are not reflected in the table above. Service-based RSUs have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded.

The total intrinsic value of RSUs converted in 2022, 2021 and 2020 was $2.0 million, $1.6 million and $3.6 million, respectively.

Stock Option Activity. During 2022, the 750 stock options outstanding at December 31, 2021 were forfeited. There were no stock options outstanding at December 31, 2022.

No stock options were exercised in 2022. The total intrinsic value of options exercised in 2021 and 2020 was $55,000 and $329,000, respectively. Cash received from option exercises in 2021 and 2020, was $133,000 and $526,000, respectively. Tax benefits from stock option exercises were $17,000 and $99,000 in 2021 and 2020, respectively.

Compensation Expense. The Corporation recorded expense for share-based payments of $2.5 million, $1.6 million and $1.8 million in 2022, 2021 and 2020, respectively, and related income tax benefits of $760,000, $420,000 and $536,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2022, there was $1.9 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.73 years.

Other. No cash was used to settle stock options in 2021 or 2020. The Corporation uses newly issued shares for the conversion of RSUs. During 2022, 2021 and 2020, 3,315, 6,580 and 7,785 shares, respectively, of the Corporation’s common stock were issued to members of the Board of Directors in payment of director fees. In April 2020, the Corporation awarded 38,064 shares of common stock to its Directors under the 2014 Plan with immediate vesting and a total grant date fair value of $547,000.

NOTE J – RETIREMENT PLANS

The Bank has a 401(k) plan and a defined benefit pension plan (“Pension Plan” or “Plan”). Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $530,000, $519,000 and $524,000 for 2022, 2021 and 2020, respectively.

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

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2022, 2021 and 2020 and the benefit cost for each of the Plan years then ended.

	2022	2021	2020
Weighted average assumptions used to determine the
benefit obligation at year end:
Discount rate	5.44%	2.97%	2.67%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost:
Discount rate	2.97%	2.67%	3.55%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	5.25%	5.25%	5.50%

The increase in the discount rate from 2.97% in 2021 to 5.44% in 2022 decreased the projected benefit obligation at December 31, 2022 by approximately $15.3 million. Changes due to experience, including changes in participant demographics, resulted in a net actuarial loss of approximately $1.6 million during 2022.

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

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

(in thousands)	2022	2021	2020
Service cost plus expected expenses and net of expected plan
participant contributions	$2,133	$2,131	$1,647
Interest cost	1,641	1,454	1,647
Expected return on plan assets	(3,903)	(3,914)	(3,557)
Net pension cost (credit)	$(129)	$(329)	$(263)

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

(in thousands)	2022	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$56,587	$55,642	$47,471
Service cost	2,357	2,340	1,844
Interest cost	1,641	1,454	1,647
Benefits paid	(2,361)	(2,264)	(1,919)
Assumption changes	(15,343)	(2,173)	5,771
Experience loss and other	1,579	1,588	828
Projected benefit obligation at end of year	44,460	56,587	55,642

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	75,684	75,751	65,746
Actual return on plan assets	(18,113)	1,906	11,657
Plan participant contributions	425	413	383
Benefits paid	(2,361)	(2,264)	(1,919)
Expenses	(126)	(122)	(116)
Fair value of plan assets at end of year	55,509	75,684	75,751
Funded status at end of year	$11,049	$19,097	$20,109
Accumulated benefit obligation	$41,551	$52,362	$51,541

During 2022, the Bank did not make a contribution to the Plan and the Bank has no minimum required pension contribution for the Plan year ending September 30, 2023. Its maximum tax-deductible contribution for the tax year beginning January 1, 2023 is $33.3 million. The Bank does not expect to make a contribution in 2023.

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

	December 31, 2022
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	0.3%	<1.00%
Equity mutual funds	20% - 30%	24.8%	6.3% to 8.8%
Fixed income mutual funds	70% - 80%	74.9%	4.3% to 5.6%
		100.0%	4.8% to 6.3%

	December 31, 2021
Cash equivalents	0% - 1%	0.3%	<1.00%
Equity mutual funds	20% - 30%	28.2%	5.3% to 7.7%
Fixed income mutual funds	70% - 80%	71.5%	2.5% to 3.7%
		100.0%	3.3% to 4.8%

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

At December 31, 2022, the equity and fixed income components of Plan assets consisted of the following Vanguard institutional funds:

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

Fair Value of Plan Assets. The fair value of Plan assets at December 31, 2022 and 2021 is summarized below.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$192	$—	$192	$—
Total cash equivalents	192	—	192	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	8,131	8,131	—	—
Vanguard Total International Stock Index Fund (VTSNX)	5,663	5,663	—	—
Total equity mutual funds	13,794	13,794	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	30,869	30,869	—	—
Vanguard Long-Term Treasury Index Fund (VLGIX)	10,654	10,654	—	—
Total fixed income mutual funds	41,523	41,523	—	—
Total Plan Assets	$55,509	$55,317	$192	$—

December 31, 2021:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$195	$—	$195	$—
Total cash equivalents	195	—	195	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	12,792	12,792	—	—
Vanguard Total International Stock Index Fund (VTSNX)	8,560	8,560	—	—
Total equity mutual funds	21,352	21,352	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	40,183	40,183	—	—
Vanguard Long-Term Treasury Index Fund (VLGIX)	13,954	13,954	—	—
Total fixed income mutual funds	54,137	54,137	—	—
Total Plan Assets	$75,684	$75,489	$195	$—

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2022 and 2021. On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in “Note M – Fair Value of Financial Instruments” to these consolidated financial statements.

At December 31, 2022 and 2021, the Plan’s cash and cash equivalents amounted to 0.3% of the Plan’s total assets and represented investments in the Vanguard Prime Money Market Mutual Fund.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (in thousands)	Amount
2023	$2,594
2024	2,798
2025	2,996
2026	3,109
2027	3,226
2028 - 2032	17,506

Retirement plan expense for a discontinued Supplemental Executive Retirement Plan was $157,000 in 2020.

NOTE K – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows.

(in thousands)	2022	2021	2020
Telecommunications	$1,669	$1,658	$1,564
Computer services	1,501	1,646	1,619
Director Fees	1,100	1,375	1,262

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

Financial instruments whose contract amounts represent credit risk are as follows:

	2022		2021
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$27,694	$222,470	$52,414	$239,924
Standby letters of credit	8,706	—	3,933	—

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity, small business and commercial lines of credit are a large component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused lines of credit, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination and small business lines generally have a three year term. Other real estate loan commitments generally expire within 60 to 90 days and commercial line commitments generally expire within one year. At December 31, 2022, the Bank’s fixed rate loan commitments are to make loans with interest rates ranging from 5.74% to 6.24% and maturities of up to ten years. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, securities, deposit accounts with the Bank or other financial institutions and security interests in business assets and equipment.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The Bank's standby letters of credit extend through September 2031. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2022 varied from 84% to 100% of the contractual notional amount of each instrument, with the average amount of collateral totaling 99% of the aggregate outstanding notional amount. Standby letters of credit are considered financial guarantees and are recorded at fair value.

Employment Agreements. At December 31, 2022, the Corporation’s chief executive officer and executive vice presidents, collectively referred to as the senior executives, have employment agreements with the Corporation under which they are entitled to severance compensation in the event that their employment is terminated without cause or they terminate their employment following an event constituting Good Reason, as defined. The chief executive officer’s employment agreement has a term of three years beginning January 1, 2020. Each of the other senior executives has an employment agreement with a term of two years and various effective dates. These two year and three year employment agreements automatically renew for an additional period of one year on January 1 of each year unless the Corporation gives written notice of non-renewal at least 30 days prior to such date. Notwithstanding the foregoing, each of these employment agreements expire on December 31 of the calendar year in which the executive attains normal retirement age (“Retirement Age Termination Date”), which for these purposes is age 65. At the appropriate time and at its option, the Corporation can extend the employment agreements for two years beyond their retirement age termination dates. The current aggregate annual salaries provided for in these employment agreements is $2.8 million.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2022 or 2021.

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

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Financial Assets:
AFS Securities:
State and municipals	$305,247	$—	$304,680	$567
Pass-through mortgage securities	148,520	—	148,520	—
Collateralized mortgage obligations	113,394	—	113,394	—
Corporate bonds	106,252	—	106,252	—
	$673,413	$—	$672,846	$567

December 31, 2021:
Financial Assets:
AFS Securities:
State and municipals	$327,171	$—	$326,201	$970
Pass-through mortgage securities	182,957	—	182,957	—
Collateralized mortgage obligations	106,082	—	106,082	—
Corporate bonds	118,108	—	118,108	—
	$734,318	$—	$733,348	$970
Financial Liabilities:
Derivative - interest rate swap	$1,750	$—	$1,750	$—

State and municipal AFS securities measured using Level 3 inputs. The Bank held five non-rated bond anticipation notes with a book value of $567,000 at December 31, 2022. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at December 31, 2022.

Land and Buildings. Premises and facilities held-for-sale of $2.4 million and $3.8 million at December 31, 2022 and 2021, respectively, are reported in the line item “Other assets” in the consolidated balance sheets and are measured at lower of cost or fair value on a nonrecurring basis.

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

		December 31, 2022			December 31, 2021
(in thousands)	Level of Fair Value Hierarchy	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$74,178	$74,178		$43,675	$43,675
Loans, net	Level 3	3,280,301	3,064,849	(1)	3,075,205	3,048,791
Restricted stock	n/a	26,363	n/a		21,524	n/a

Financial Liabilities:
Checking deposits	Level 1	1,324,141	1,324,141		1,400,998	1,400,998
Savings, NOW and money market deposits	Level 1	1,661,512	1,661,512		1,685,410	1,685,410
Time deposits	Level 2	478,981	467,986		228,837	232,973
Short-term borrowings	Level 1	—	—		125,000	125,000
Long-term debt	Level 2	411,000	407,890		186,322	188,413

(1)The decrease in fair value of net loans is mainly due to an increase in interest rates.

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

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $2.9 million, $2.6 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Other items included in “Other noninterest income,” such as non-service components of net pension cost, real estate tax refunds and gains on sales of fixed assets are outside of the scope of Accounting Standards Codification 606.

Debit/Credit Card Revenues. The Bank earns a fee when its customers use their debit or credit cards in point-of-sale transactions. These fees are generally known as interchange fees. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recorded daily, concurrently with the transaction processing services provided to the cardholder.

Merchant Card Services. Together with a third-party vendor, the Bank offers its small business customers debit/ credit card readers for them to accept and process card payments. The vendor aggregates the charges, collects the fees and remits the Bank’s portion on a monthly basis. Fees are accrued to income as earned and collected.

Branch Services Revenues. The Bank charges fees for safe deposit box rentals, wire transfers, money orders, checkbook printing, official checks and ATM usage. Fees are earned, collected and generally recorded as revenue when the service is provided.

Investment Services Revenues. Customer assets are held in a fiduciary capacity and the Bank provides trust services to those customers as it transitions its remaining accounts to the LPL Financial platform. The services are performed for customers over time, requiring a time-based measure of progress. Fees are assessed based on market values of customer assets held as of a certain point in time, and income cannot be estimated prior to the end of the measurement period. Volatility in equity and other market values impacts the amount of revenue earned. Fees are generally earned and collected on a monthly or quarterly basis and accrued to income as earned.

Investment Management Services. The Bank provides investment management, trust, estate and custody services and offers retail investment services through a partnership with an outside service provider, LPL Financial. Fees are variable and based on various factors including the market value of financial assets under management. Fees are accrued to income as earned and collected.

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

The Bank entered into a five year interest rate swap with a notional amount totaling $50 million on January 17, 2019, which was designated as a cash flow hedge of certain FHLB advances and included in short-term borrowings on the consolidated balance sheets. In April 2022, the swap was terminated and the FHLB advance was paid off. Termination fees were immaterial.

In May 2021 a second interest rate swap with a notional amount totaling $150 million expired and the Bank paid off $150 million of brokered certificates of deposit used in the cash flow hedge.

The following table summarizes information about the interest rate swaps designated as cash flow hedges.

	December 31, 2022	December 31, 2021
Notional amount	—	$50 million
Weighted average fixed pay rate	—	2.62%
Weighted average 3-month LIBOR receive rate	—	0.13%
Weighted average maturity	—	2.05 Years

Interest expense recorded on the swap transactions, which totaled $426,000, $2.9 million and $4.0 million for 2022, 2021 and 2020, respectively, was recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to the swaps were reclassified to interest expense as interest payments were made on the Bank’s variable rate liabilities. During 2022, 2021 and 2020, the Corporation had $426,000, $2.9 million and $4.0 million, respectively, of reclassifications to interest expense.

The following table presents the net gains (losses) recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the years indicated.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Interest rate contracts:
Amount of gain (loss) recognized in OCI (effective portion)	$1,324	$668	$(4,835)
Amount of loss reclassified from OCI to interest expense	426	2,867	3,968
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—

The following table reflects the amounts relating to interest rate swaps included in the consolidated balance sheets.

	December 31, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Included in other assets or other liabilities		$—	$—		$—	$1,750
Interest rate swap hedging FHLB advances	$—			$50,000

NOTE P – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
Assets:
Cash and due from banks	$897	$987
Investment in subsidiary bank, at equity	363,547	413,455
Prepaid income taxes	3,712	3,120
Deferred income tax benefits	1,088	889
Other assets	25	24
	$369,269	$418,475
Liabilities:
Other liabilities	$20	$15
Cash dividends payable	4,713	4,648
	4,733	4,663
Stockholders' equity:
Common stock	2,244	2,324
Surplus	78,462	93,480
Retained earnings	348,597	320,321
	429,303	416,125
Accumulated other comprehensive income (loss), net of tax	(64,767)	(2,313)
	364,536	413,812
	$369,269	$418,475

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands)	2022	2021	2020
Income:
Dividends from subsidiary bank	$36,450	$33,200	$25,100
Interest on deposits with subsidiary bank	5	3	3
	36,455	33,203	25,103

Expenses:
Salaries	2,065	1,365	1,241
Other operating expenses	795	661	951
	2,860	2,026	2,192

Income before income taxes	33,595	31,177	22,911
Income tax expense (benefit)	(791)	89	(570)
Income before undistributed earnings of subsidiary bank	34,386	31,088	23,481
Equity in undistributed earnings	12,546	12,001	17,722
Net income	$46,932	$43,089	$41,203

Comprehensive income (loss)	$(15,522)	$37,206	$44,178

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$46,932	$43,089	$41,203
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(12,546)	(12,001)	(17,722)
Deferred income tax provision (credit)	(199)	533	495
Stock-based compensation expense	2,466	1,635	1,788
Decrease (increase) in other assets	(1)	—	—
Increase (decrease) in other liabilities	5	1	(1)
Other increases	(530)	(1,112)	(941)
Net cash provided by operating activities	36,127	32,145	24,822

Cash Flows From Investing Activities:
Capital contributions to Bank subsidiary	—	—	—

Cash Flows From Financing Activities:
Repurchase of common stock	(17,889)	(14,501)	(7,935)
Proceeds from issuance of common stock, net of shares withheld	263	607	(188)
Cash dividends paid	(18,591)	(18,261)	(17,421)
Net cash used in financing activities	(36,217)	(32,155)	(25,544)
Net decrease in cash and cash equivalents*	(90)	(10)	(722)
Cash and cash equivalents, beginning of year	987	997	1,719
Cash and cash equivalents, end of year	$897	$987	$997

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$4,713	$4,648	$4,519

* Cash and cash equivalents is defined as cash and due from banks and includes the checking and money market accounts with the Corporation’s wholly-owned bank subsidiary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

The First of Long Island Corporation

Melville, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework:(2013) issued by COSO.

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

To address this matter, we tested the design and operating effectiveness of the Company's controls related to the Q-factors, including the following:

•Management’s application of qualitative and quantitative judgments related to the Q-factors and the resulting allocation to the allowance for credit losses;

•Management's review over the completeness and accuracy of the data used as the basis for the Q-factors;

•Management's testing over the mathematical accuracy of the allowance for credit losses calculation; and

•Management committee review of the allowance for credit losses and provision for credit losses.

Our substantive procedures related to the Q-factors included the following:

•Evaluating the reasonableness of management’s application of Q-factors and the resulting allocation to the allowance for credit losses;

•Testing the completeness and accuracy of certain data used in the qualitative factor calculations; and

•Testing the mathematical accuracy of the allowance for credit loss calculation.

/s/ CROWE LLP
Crowe LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 9, 2023

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

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by COSO. Based on the assessment, management determined that, as of December 31, 2022, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022 in their report which appears on page 63.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2023 that was filed with the Securities and Exchange Commission (“SEC”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2023 that was filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2023 that was filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2023 that was filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 18, 2023 that was filed with the SEC.

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
10.5

Employment Agreement between Registrant and Jay P. McConie (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed January 3, 2020 and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

10.6

Employment Agreement between Registrant and Christopher J. Hilton (incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-K filed March 15, 2019 and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

10.7

Employment Agreement between Registrant and Janet T. Verneuille (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed August 9, 2019 and Exhibit 10.13 of Registrant’s 8-K filed on February 18, 2022)

10.8	Employment Agreement between Registrant and Michael J. Spolarich
10.9	Amendment to Employment Agreement between Registrant and Michael J. Spolarich
10.10

Cooperation Agreement by and among Registrant, Driver Opportunity Partners I LP, Driver Management Company LLC and J. Abbott R. Cooper (incorporated by reference to Exhibit 10.1 of Registrant’s 8-K filed on January 9, 2023)

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
101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 9, 2023	By /s/ CHRISTOPHER BECKER
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

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non-executive Chairman of the Board	March 9, 2023
Walter C. Teagle III

/s/ CHRISTOPHER BECKER	Director	March 9, 2023
Christopher Becker

/s/ PAUL T. CANARICK	Director	March 9, 2023
Paul T. Canarick

/s/ ALEXANDER L. COVER	Director	March 9, 2023
Alexander L. Cover

/s/ JOHN J. DESMOND	Director	March 9, 2023
John J. Desmond

/s/ EDWARD J. HAYE	Director	March 9, 2023
Edward J. Haye

/s/ LOUISA M. IVES	Director	March 9, 2023
Louisa M. Ives

/s/ STEPHEN V. MURPHY	Director	March 9, 2023
Stephen V. Murphy

/s/ PETER QUICK	Director	March 9, 2023
Peter Quick

/s/ DENISE STRAIN	Director	March 9, 2023
Denise Strain

/s/ MILBREY RENNIE TAYLOR	Director	March 9, 2023
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 9, 2023
Eric Tveter