Form 10-Q
period 2023-03-31
FIRST OF LONG ISLAND CORP
filed 2023-05-04
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of April 30, 2023, the registrant had 22,555,484 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2023	2022
Assets:
Cash and cash equivalents	$51,768	$74,178
Investment securities available-for-sale, at fair value	654,619	673,413

Loans:
Commercial and industrial	96,860	108,493
Secured by real estate:
Commercial mortgages	1,897,131	1,916,493
Residential mortgages	1,218,008	1,240,144
Home equity lines	45,660	45,213
Consumer and other	1,160	1,390
	3,258,819	3,311,733
Allowance for credit losses	(30,209)	(31,432)
	3,228,610	3,280,301
Restricted stock, at cost	25,035	26,363
Bank premises and equipment, net	31,835	31,660
Right-of-use asset - operating leases	23,558	23,952
Bank-owned life insurance	111,628	110,848
Pension plan assets, net	10,931	11,049
Deferred income tax benefit	29,563	31,124
Other assets	20,233	18,623
	$4,187,780	$4,281,511
Liabilities:
Deposits:
Checking	$1,192,139	$1,324,141
Savings, NOW and money market	1,684,874	1,661,512
Time	521,737	478,981
	3,398,750	3,464,634
Short-term borrowings	—	—
Long-term debt	382,500	411,000
Operating lease liability	25,871	25,896
Accrued expenses and other liabilities	10,352	15,445
	3,817,473	3,916,975
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 22,531,785 and 22,443,380 shares	2,253	2,244
Surplus	78,621	78,462
Retained earnings	350,351	348,597
	431,225	429,303
Accumulated other comprehensive loss, net of tax	(60,918)	(64,767)
	370,307	364,536
	$4,187,780	$4,281,511

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
Interest and dividend income:
Loans	$30,405	$27,386
Investment securities:
Taxable	3,669	1,668
Nontaxable	1,945	1,968
	36,019	31,022
Interest expense:
Savings, NOW and money market deposits	5,775	763
Time deposits	3,069	945
Short-term borrowings	108	441
Long-term debt	3,433	868
	12,385	3,017
Net interest income	23,634	28,005
Provision (credit) for credit losses	(1,056)	433
Net interest income after provision (credit) for credit losses	24,690	27,572

Noninterest income:
Bank-owned life insurance	780	742
Service charges on deposit accounts	787	726
Net loss on sales of securities	(3,489)	—
Other	935	1,956
	(987)	3,424
Noninterest expense:
Salaries and employee benefits	9,765	9,755
Occupancy and equipment	3,325	2,951
Other	3,481	3,063
	16,571	15,769
Income before income taxes	7,132	15,227

Income tax expense	651	3,144
Net income	$6,481	$12,083

Weighted average:
Common shares	22,493,437	23,178,475
Dilutive restricted stock units	86,807	99,214
	22,580,244	23,277,689
Earnings per share:
Basic	$0.29	$0.52
Diluted	0.29	0.52

Cash dividends declared per share	0.21	0.20

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$6,481	$12,083
Other comprehensive gain (loss):
Change in net unrealized holding gains or losses on available-for-sale securities	5,420	(41,556)
Change in funded status of pension plan	254	—
Change in net unrealized loss on derivative instruments	—	1,547
Other comprehensive gain (loss) before income taxes	5,674	(40,009)
Income tax expense (benefit)	1,825	(12,325)
Other comprehensive gain (loss)	3,849	(27,684)
Comprehensive income (loss)	$10,330	$(15,601)

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2023
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	22,443,380	$2,244	$78,462	$348,597	$(64,767)	$364,536
Net income				6,481		6,481
Other comprehensive gain					3,849	3,849
Shares withheld upon the vesting
and conversion of RSUs	(47,275)	(5)	(846)			(851)
Common stock issued under
stock compensation plans	103,015	11	6			17
Common stock issued under
dividend reinvestment and
stock purchase plan	32,665	3	500			503
Stock-based compensation			499			499
Cash dividends declared				(4,727)		(4,727)
Balance, March 31, 2023	22,531,785	$2,253	$78,621	$350,351	$(60,918)	$370,307

	Three Months Ended March 31, 2022
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	23,240,596	$2,324	$93,480	$320,321	$(2,313)	$413,812
Net income				12,083		12,083
Other comprehensive loss					(27,684)	(27,684)
Repurchase of common stock	(202,886)	(20)	(4,480)			(4,500)
Shares withheld upon the vesting
and conversion of RSUs	(25,628)	(3)	(542)			(545)
Common stock issued under
stock compensation plans	75,483	8	8			16
Common stock issued under
dividend reinvestment and
stock purchase plan	18,505	2	380			382
Stock-based compensation			516			516
Cash dividends declared				(4,619)		(4,619)
Balance, March 31, 2022	23,106,070	$2,311	$89,362	$327,785	$(29,997)	$389,461

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$6,481	$12,083
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(1,056)	433
Provision (credit) for deferred income taxes	(264)	974
Depreciation and amortization of premises and equipment	745	804
Amortization of right-of-use asset - operating leases	689	432
Premium amortization on investment securities, net	336	466
Net loss on sales of securities	3,489	—
Stock-based compensation expense	499	516
Accretion of cash surrender value on bank-owned life insurance	(780)	(742)
Pension expense (credit)	372	(32)
Decrease in other liabilities	(699)	(2,709)
Other increases in assets	(1,593)	(1,498)
Net cash provided by operating activities	8,219	10,727
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	145,451	—
Proceeds from maturities and redemptions	9,809	14,054
Purchases	(134,871)	(4,742)
Net decrease (increase) in loans	52,747	(121,266)
Net decrease in restricted stock	1,328	3,401
Purchases of premises and equipment, net	(920)	(1,252)
Net cash provided by (used in) investing activities	73,544	(109,805)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(65,884)	230,145
Net decrease in short-term borrowings	—	(75,000)
Proceeds from long-term debt	75,000	—
Repayment of long-term debt	(103,500)	—
Proceeds from issuance of common stock, net of shares withheld	(348)	(163)
Repurchase of common stock	—	(4,500)
Cash dividends paid	(9,441)	(9,268)
Net cash provided by (used in) financing activities	(104,173)	141,214
Net increase (decrease) in cash and cash equivalents	(22,410)	42,136
Cash and cash equivalents, beginning of year	74,178	43,675
Cash and cash equivalents, end of period	$51,768	$85,811
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$11,152	$2,932
Income taxes	425	430
Operating cash flows from operating leases	528	720
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	295	—

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has two wholly-owned subsidiaries: FNY Service Corp. and The First of Long Island Agency, Inc. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

The consolidated financial information included herein as of and for the periods ended March 31, 2023 and 2022 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2022 consolidated balance sheet was derived from the Corporation's December 31, 2022 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

2 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and other comprehensive income (loss) (“OCI”). OCI includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. OCI for the Corporation consists of unrealized holding gains or losses on available-for-sale (“AFS”) securities, derivative instruments designated as cash flow hedges and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated OCI is recognized as a separate component of stockholders’ equity.

The following table sets forth the components of accumulated OCI, net of tax.

		Current
	Balance	Period	Balance
(in thousands)	12/31/22	Change	3/31/23
Unrealized holding loss on available-for-sale securities	$(56,055)	$3,673	$(52,382)
Unrealized actuarial loss on pension plan	(8,712)	176	(8,536)
Accumulated other comprehensive loss, net of tax	$(64,767)	$3,849	$(60,918)

The components of OCI and the related tax effects are as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Change in net unrealized holding gains or losses on available-for-sale securities:
Change arising during the period	$1,931	$(41,556)
Reclassification adjustment for losses included in net income (1)	3,489	—
	5,420	(41,556)
Tax effect	1,747	(12,800)
	3,673	(28,756)
Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	254	—
Tax effect	78	—
	176	—
Change in unrealized loss on derivative instrument:
Amount of gain during the period	—	1,248
Reclassification adjustment for net interest expense included in net income (3)	—	299
	—	1,547
Tax effect	—	475
	—	1,072
Other comprehensive gain (loss)	$3,849	$(27,684)

(1) Represents net realized losses arising from the sale of AFS securities, included in the consolidated statements of income in the line item “net loss on sales of securities.” See “Note 3 – Investment Securities” for the income tax benefit related to these net realized losses, included in the consolidated statements of income in the line item “income tax expense.”

(2) Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost and is included in the consolidated statements of income in the line item “salaries and employee benefits.”

(3) Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “interest expense.”

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$168,103	$102	$(12,437)	$155,768
Pass-through mortgage securities	176,678	8	(28,560)	148,126
Collateralized mortgage obligations	131,660	—	(19,757)	111,903
SBA agency obligations	134,770	508	(614)	134,664
Corporate bonds	119,000	—	(14,842)	104,158
	$730,211	$618	$(76,210)	$654,619

	December 31, 2022
State and municipals	$321,700	$136	$(16,589)	$305,247
Pass-through mortgage securities	179,655	—	(31,135)	148,520
Collateralized mortgage obligations	134,070	—	(20,676)	113,394
Corporate bonds	119,000	—	(12,748)	106,252
	$754,425	$136	$(81,148)	$673,413

Small Business Administration (“SBA”) agency obligations are floating rate, government guaranteed securities backed by $92.4 million of commercial mortgages and $42.2 million of equipment finance loans at March 31, 2023.

At March 31, 2023 and December 31, 2022, investment securities with a carrying value of $385.7 million and $350.8 million, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2023 and December 31, 2022.

There was no allowance for credit losses associated with the investment securities portfolio at March 31, 2023 or December 31, 2022.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2023
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$71,383	$(2,184)	$68,032	$(10,253)	$139,415	$(12,437)
Pass-through mortgage securities	4,235	(215)	139,792	(28,345)	144,027	(28,560)
Collateralized mortgage obligations	39,369	(851)	72,534	(18,906)	111,903	(19,757)
SBA agency obligations	88,657	(614)	—	—	88,657	(614)
Corporate bonds	—	—	104,158	(14,842)	104,158	(14,842)
Total temporarily impaired	$203,644	$(3,864)	$384,516	$(72,346)	$588,160	$(76,210)

	December 31, 2022
State and municipals	$238,157	$(12,047)	$13,934	$(4,542)	$252,091	$(16,589)
Pass-through mortgage securities	12,667	(979)	135,853	(30,156)	148,520	(31,135)
Collateralized mortgage obligations	42,560	(1,515)	70,834	(19,161)	113,394	(20,676)
Corporate bonds	—	—	106,252	(12,748)	106,252	(12,748)
Total temporarily impaired	$293,384	$(14,541)	$326,873	$(66,607)	$620,257	$(81,148)

State and Municipals

At March 31, 2023, approximately $139.4 million of state and municipal bonds had an unrealized loss of $12.4 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At March 31, 2023, pass-through mortgage securities of approximately $144.0 million had an unrealized loss of $28.6 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At March 31, 2023, collateralized mortgage obligations of approximately $111.9 million had an unrealized loss of $19.8 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

SBA Agency Obligations

At March 31, 2023, SBA agency obligations of approximately $88.7 million had an unrealized loss of $614,000. These securities were issued by the SBA, a U.S. government agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At March 31, 2023, approximately $104.2 million of corporate bonds had an unrealized loss of $14.8 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at March 31, 2023.

Sales of AFS Securities. Sales of AFS securities were as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Proceeds	$145,451	$—

Gains	$—	$—
Losses	(3,489)	—
Net loss	$(3,489)	$—

Income tax benefit related to the net realized losses for the three months ended March 31, 2023 was $1.08 million.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at March 31, 2023 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments, they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$15,183	$15,144
After 1 through 5 years	8,997	8,708
After 5 through 10 years	191,377	175,530
After 10 years	113,454	102,786
Mortgage-backed securities	401,200	352,451
	$730,211	$654,619

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$96,860	$108,493
Commercial mortgages:
Multifamily	874,147	906,498
Other	794,588	789,140
Owner-occupied	228,396	220,855
Residential mortgages:
Closed end	1,218,008	1,240,144
Revolving home equity	45,660	45,213
Consumer and other	1,160	1,390
	$3,258,819	$3,311,733

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

For loans collectively evaluated for credit loss, management segregates its loan portfolio into distinct pools, certain of which are combined in reporting loans outstanding by class of loans: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) closed end residential mortgage; (8) revolving home equity; (9) consumer; and (10) municipal loans. An additional pool was used for SBA Paycheck Protection Program (“PPP”) loans while those loans were outstanding. Historical loss information from the Bank’s own loan portfolio from December 31, 2007 to present provides a basis for management’s assessment of expected credit losses. The choice of a historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final allowance for credit losses (“ACL” or “allowance”). Due to the extensive loss data available, management selected the vintage approach to measure the historical loss component of credit losses for most of its loan pools. For the revolving home equity and small business credit scored pools, the lifetime PD/LGD (probability of default/loss given default) method is used to measure historical losses.

Modifications to borrowers experiencing financial difficulty are included in loans collectively evaluated for credit loss. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. A charge to the allowance for credit losses is generally not recorded upon modification.

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, gross domestic product (“GDP”), vacancies, average growth in pools of loans, concentrations of credit, delinquencies or other factors associated with the financial assets. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

The main drivers of the credit provision recorded in the first three months of 2023 were improvements in historical loss rates and declines in outstanding loans, average growth rates and concentrations of credit, partially offset by deteriorating economic conditions.

The following tables present the activity in the ACL for the periods indicated.

(in thousands)	Balance at 1/1/2023	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 3/31/2023
Commercial and industrial	$1,543	$182	$15	$14	$1,390
Commercial mortgages:
Multifamily	8,430	—	—	(958)	7,472
Other	7,425	—	—	188	7,613
Owner-occupied	3,024	—	—	93	3,117
Residential mortgages:
Closed end	10,633	—	—	(407)	10,226
Revolving home equity	362	—	—	15	377
Consumer and other	15	—	—	(1)	14
	$31,432	$182	$15	$(1,056)	$30,209

(in thousands)	Balance at 1/1/2022	Chargeoffs	Recoveries	Provision (Credit) for Credit Losses	Balance at 3/31/2022
Commercial and industrial	$888	$4	$27	$131	$1,042
SBA PPP	46	—	—	(27)	19
Commercial mortgages:
Multifamily	8,154	—	—	230	8,384
Other	6,478	—	—	237	6,715
Owner-occupied	2,515	—	—	207	2,722
Residential mortgages:
Closed end	11,298	—	—	(282)	11,016
Revolving home equity	449	—	—	(73)	376
Consumer and other	3	—	—	10	13
	$29,831	$4	$27	$433	$30,287

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	March 31, 2023
	Past Due			Nonaccrual
				With an	With No	Total Past
			90 Days or	Allowance	Allowance	Due Loans &
			More and	for Credit	for Credit	Nonaccrual		Total
(in thousands)	30-59 Days	60-89 Days	Still Accruing	Loss	Loss	Loans	Current	Loans
Commercial and industrial	$107	$111	$—	$—	$—	$218	$96,642	$96,860
Commercial mortgages:
Multifamily	—	—	—	—	—	—	874,147	874,147
Other	—	—	—	—	—	—	794,588	794,588
Owner-occupied	—	—	—	—	—	—	228,396	228,396
Residential mortgages:
Closed end	862	—	—	—	—	862	1,217,146	1,218,008
Revolving home equity	—	—	—	—	—	—	45,660	45,660
Consumer and other	—	—	—	—	—	—	1,160	1,160
	$969	$111	$—	$—	$—	$1,080	$3,257,739	$3,258,819

	December 31, 2022
Commercial and industrial	$297	$—	$—	$—	$—	$297	$108,196	$108,493
Commercial mortgages:
Multifamily	—	—	—	—	—	—	906,498	906,498
Other	—	—	—	—	—	—	789,140	789,140
Owner-occupied	—	—	—	—	—	—	220,855	220,855
Residential mortgages:
Closed end	452	—	—	—	—	452	1,239,692	1,240,144
Revolving home equity	—	—	—	—	—	—	45,213	45,213
Consumer and other	1	—	—	—	—	1	1,389	1,390
	$750	$—	$—	$—	$—	$750	$3,310,983	$3,311,733

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at March 31, 2023 or December 31, 2022.

Accrued interest receivable from loans totaled $9.2 million at March 31, 2023 and December 31, 2022 and is included in the line item “Other assets” on the consolidated balance sheets.

Loan Modifications. The Bank did not modify the terms of any loans for borrowers experiencing financial difficulty in the form of principal forgiveness, an interest reduction, an other-than-insignificant payment delay or a term extension during the first three months of 2023 or 2022. Loans modified in prior years (formerly troubled debt restructurings) with a total outstanding balance of $438,000 at March 31, 2023 were performing in accordance with their modified terms. The Bank had no commitments to lend additional amounts to such borrowers.

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

The following tables present the amortized cost basis of loans by class of loans, vintage and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful. Also presented are gross chargeoffs and recoveries recorded in the current year-to-date period by year of origination.

	March 31, 2023
	Term Loans by Origination Year						Revolving
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$9,737	$22,057	$23,177	$8,258	$3,594	$3,850	$13,649	$84,322
Watch	—	1,998	3,540	—	—	—	—	5,538
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	7,000	—	—	—	—	7,000
Doubtful	—	—	—	—	—	—	—	—
	$9,737	$24,055	$33,717	$8,258	$3,594	$3,850	$13,649	$96,860

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(182)	$(182)
Current-period recoveries	—	—	—	—	—	—	15	15
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(167)	$(167)

Commercial mortgages – multifamily:
Risk rating:
Pass	$1,502	$194,637	$179,660	$37,942	$124,534	$335,697	$175	$874,147
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$1,502	$194,637	$179,660	$37,942	$124,534	$335,697	$175	$874,147

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – other:
Risk rating:
Pass	$13,295	$193,835	$222,693	$98,772	$34,244	$223,993	$—	$786,832
Watch	—	—	—	—	—	930	—	930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,826	—	6,826
Doubtful	—	—	—	—	—	—	—	—
	$13,295	$193,835	$222,693	$98,772	$34,244	$231,749	$—	$794,588

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$8,590	$56,261	$55,552	$21,072	$41,238	$35,662	$4,793	$223,168
Watch	—	—	5,228	—	—	—	—	5,228
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$8,590	$56,261	$60,780	$21,072	$41,238	$35,662	$4,793	$228,396

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2023
	Term Loans by Origination Year						Revolving
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans (1)	Total
Residential mortgages:
Risk rating:
Pass	$2,549	$201,700	$167,638	$35,422	$16,874	$793,549	$45,659	$1,263,391
Watch	—	—	—	—	—	277	—	277
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$2,549	$201,700	$167,638	$35,422	$16,874	$793,826	$45,659	$1,263,668

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other:
Risk rating:
Pass	$—	$271	$—	$—	$100	$51	$574	$996
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	164	164
	$—	$271	$—	$-	$100	$51	$738	$1,160

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$35,673	$670,759	$664,488	$201,466	$220,584	$1,400,835	$65,014	$3,258,819
Total net chargeoffs	$—	$—	$—	$—	$—	$—	$(167)	$(167)

(1) Includes revolving lines converted to term of $4.8 million of commercial and industrial, $3.0 million of owner-occupied commercial mortgage and $7.8 million of residential home equity.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at March 31, 2023 and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2023	246,993	$18.35
Granted	142,280	16.48
Converted	(94,912)	18.37
Forfeited	(2,895)	18.25
Outstanding at March 31, 2023	291,466	$17.43	1.47	$3,935

As of March 31, 2023, there was $3.5 million of unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 2.0 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2023:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$155,768	$—	$155,288	$480
Pass-through mortgage securities	148,126	—	148,126	—
Collateralized mortgage obligations	111,903	—	111,903	—
SBA agency obligations	134,664	—	134,664	—
Corporate bonds	104,158	—	104,158	—
	$654,619	$—	$654,139	$480

December 31, 2022:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$305,247	$—	$304,680	$567
Pass-through mortgage securities	148,520	—	148,520	—
Collateralized mortgage obligations	113,394	—	113,394	—
Corporate bonds	106,252	—	106,252	—
	$673,413	$—	$672,846	$567

State and municipal AFS securities measured using Level 3 inputs. The Bank held four non-rated bond anticipation notes with a book value of $0.5 million at March 31, 2023. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at March 31, 2023.

Land and Buildings. Premises and facilities held-for-sale of $2.4 million at March 31, 2023 and December 31, 2022 are reported in the line item “Other assets” in the consolidated balance sheets and are measured at lower of cost or fair value on a nonrecurring basis.

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

	Level of	March 31, 2023		December 31, 2022
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$51,768	$51,768	$74,178	$74,178
Loans, net (1)	Level 3	3,228,610	2,989,960	3,280,301	3,064,849
Restricted stock	n/a	25,035	n/a	26,363	n/a

Financial Liabilities:
Checking deposits	Level 1	1,192,139	1,192,139	1,324,141	1,324,141
Savings, NOW and money market deposits	Level 1	1,684,874	1,684,874	1,661,512	1,661,512
Time deposits	Level 2	521,737	513,485	478,981	467,986
Long-term debt	Level 2	382,500	380,747	411,000	407,890

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

Fair Value Hedge. On March 16, 2023, the Bank entered into a three year interest rate swap with a notional amount totaling $300 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Bank pays a fixed rate of 3.82% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the quarter ended March 31, 2023 and the Corporation expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table summarizes information about the interest rate swap designated as a fair value hedge.

March 31, 2023
Notional amount	$300 million
Weighted average fixed pay rate	3.82%
Weighted average overnight SOFR receive rate	4.82%
Weighted average maturity	2.96 years

During the first three months of 2023, the Bank recorded a $153,000 credit from the swap transaction as a component of interest income in the consolidated statements of income.

At March 31, 2023, the Bank recorded a mark-to-market basis adjustment of $1,273,000 in other assets relating to the hedged residential mortgages and a mark-to-market liability of $1,230,000 in other liabilities relating to the swap. The mark-to-market difference of $43,000 was included in interest income as part of the $153,000 credit noted above.

The carrying amount of the last-of-layer residential mortgage loans included in the fair value hedge totaled $300.0 million at March 31, 2023. The original closed pool of designated residential mortgage loans totaled $487.8 million and the amount outstanding at March 31, 2023 totaled $486.2 million. The basis adjustment associated with the hedge would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.

Cash Flow Hedge. The Bank entered into a five year interest rate swap with a notional amount totaling $50 million on January 17, 2019, which was designated as a cash flow hedge of certain Federal Home Loan Bank (“FHLB”) advances and included in short-term borrowings on the consolidated balance sheets. In April 2022, the swap was terminated and the FHLB advance was paid off. Termination fees were immaterial.

Interest expense recorded on the swap transaction, which totaled $299,000 for the three months ended March 31, 2022 was recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps were reclassified to interest expense as interest payments were made on the Bank’s variable-rate liabilities. During the three months ended March 31, 2022, the Corporation had $299,000 of reclassifications to interest expense.

The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swap for the quarter ended March 31, 2022.

Three Months Ended
(in thousands)	March 31, 2022
Interest rate contract:
Amount of gain recognized in OCI (effective portion)	$1,248
Amount of loss reclassified from OCI to interest expense	299
Amount of loss recognized in other noninterest income (ineffective portion)	—

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

Overview

Net income and diluted earnings per share for the first three months of 2023 were $6.5 million and $0.29, respectively, compared to $12.1 million and $0.52, respectively, for the same period last year. Dividends per share increased 5.0%, from $.20 for the first three months of 2022 to $.21 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first three months of 2023 were 0.62% and 7.09%, respectively, compared to 1.19% and 11.94%, respectively, for the same period last year. Book value per share increased to $16.43 at March 31, 2023 versus $16.24 at year end 2022.

Liquidity. Our customers have largely remained loyal during these challenging times. Total deposits at March 31, 2023 were only $66 million, or 1.9%, lower than December 31, 2022. The decline is mainly attributable to regular deposit flows with no noticeable impact from the disruptions that occurred in the banking industry in March of 2023. Noninterest-bearing checking deposits of $1.2 billion represent 35% of total deposits. Brokered time deposits remained at the same level as December 31, 2022, totaling $176 million, or 5%, of total deposits.

The Bank had $1.5 billion in collateralized borrowing lines with the FHLB of New York and the Federal Reserve Bank (“FRB”) at March 31, 2023. The Bank also has a $20 million unsecured line of credit with a correspondent bank. In addition, we had $143.4 million in cash and unencumbered securities available to be pledged. The $1.7 billion in liquidity substantially exceeds the uninsured and uncollateralized deposit balance of $1.3 billion, which represents 38% of total deposits. The FRB’s Term Funding Program has not been utilized and such borrowings are not currently anticipated.

Interest Rate Sensitivity. Management is proactively making decisions that they believe are in the best long-term interest of the Corporation. The Bank completed two balance sheet repositioning transactions during the first quarter of 2023. The purpose of the transactions was to help reduce the Bank’s liability sensitive position. On March 16, 2023, the Bank entered into an interest rate swap to convert $300 million of fixed rate residential mortgage loans to floating rate for 3 years. The Bank will pay a fixed rate of 3.82% and receive a floating rate based on the SOFR overnight rate. This transaction is immediately accretive and should increase annual interest income by approximately $2.9 million based on the SOFR overnight rate as of March 31, 2023. In addition, the Bank sold $148.9 million of fixed rate municipal securities earning a tax equivalent yield of 3.32% and purchased $134.9 million of floating rate SBA securities projected to yield 5.38% at the current prime rate. The Bank recognized a loss on the sale of securities of $3.5 million ($2.4 million after-tax) which the Bank expects will be earned-back in 1.2 years. This transaction is also immediately accretive and as of March 31, 2023 increases annual interest income by $2.8 million. The interest rate swap and securities repositioning transactions result in loans and securities repricing or maturing within one year nearly doubling during the quarter to $812.7 million, or 20.8% of total loans and securities, at March 31, 2023. The first quarter results do not reflect a full quarter’s benefit of these transactions since they were executed close to quarter-end.

Analysis of Earnings – Three Month Periods. Net income for the first quarter of 2023 was $6.5 million, a decrease of $5.6 million from the same quarter last year. The primary drivers of the decrease were a loss on sale of securities of $3.5 million and a decline in net interest income of $4.4 million, partially offset by a decrease in income tax expense of $2.5 million. Excluding the after-tax impact of the net loss on sales of securities, net income and earnings per share would have been $8.9 million and $0.39, respectively, for the 2023 first quarter.

Net interest income declined as rising market interest rates resulted in the cost of deposits and long-term debt increasing at a faster pace than the yields on interest-earning assets. An increase in interest expense of $9.4 million was only partially offset by a $5.0 million increase in interest income. The cost of interest-bearing liabilities was 1.96% in the current quarter, an increase of 142 basis points (“bps”) when compared to the first quarter of 2022. The yield on interest-earning assets increased 35 bps to 3.56% in the current quarter. Also contributing to the decline in net interest income was an unfavorable shift in the mix of funding as average noninterest-bearing deposits decreased $134.2 million while average interest-bearing liabilities increased $287.4 million. Net interest margin for the first quarter of 2023 was 2.34% compared to 2.74% and 2.90% for the fourth and first quarters of 2022, respectively. The Bank expects that net interest margin will remain under pressure throughout 2023 unless the FRB reduces short-term rates.

During the first quarter of 2023 we originated $38 million in mortgage loans at a weighted average rate of approximately 6.05%. The Bank’s loan pipeline was $96 million at the end of the current quarter, compared to $127 million at the end of 2022. The decline in origination volume and the current loan pipeline reflect lower demand for loans in the marketplace and higher interest rates.

The provision for credit losses decreased $1.5 million when comparing the first quarter periods from a charge of $433,000 in the 2022 quarter to a credit of $1.1 million in the current quarter. The credit provision for the current quarter was mainly due to an improvement in historical loss rates and declines in outstanding loans, average growth rates and concentrations of credit, partially offset by deteriorating economic conditions.

Noninterest income, excluding the loss on the sale of securities of $3.5 million, declined $922,000 when comparing the first quarter periods. The decline was comprised of the nonservice cost component of the Bank’s defined benefit pension plan and a first quarter of 2022 payment received for the conversion of the Bank’s retail broker and advisory accounts. Recurring components of noninterest income including bank-owned life insurance (“BOLI”) and service charges on deposit accounts had increases of 5.1% and 8.4%, respectively.

The increase in noninterest expense of $802,000 was primarily due to an increase in rent expense relating to the Bank’s new corporate headquarters facility and higher FDIC insurance expense attributable to higher assessment rates. Salaries and benefits expense is largely flat when comparing the quarterly periods as competitive annual salary increases were largely offset by a decline in incentive and stock-based compensation expense reflecting the lower net income and related performance metrics.

Income tax expense decreased $2.5 million and the effective tax rate (income tax expense as a percentage of pre-tax book income) declined from 20.6% to 9.1% when comparing the first quarter periods. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT, municipal securities portfolio and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was 0.93% at March 31, 2023 as compared to 0.95% at December 31, 2022. The decrease in the reserve coverage ratio was mainly due to an improvement in historical loss rates and declines in average growth rates and concentrations of credit, partially offset by deteriorating economic conditions. Nonaccrual loans were zero at March 31, 2023. Modified loans and loans past due 30 through 89 days remain at low levels.

Capital. The Corporation’s capital position remains strong with a leverage ratio of 9.94% at March 31, 2023. Book value per share increased to $16.43 at March 31, 2023 versus $16.24 at year end 2022. The accumulated OCI component of stockholders’ equity is mainly comprised of a net unrealized loss in the AFS securities portfolio due to higher market interest rates. We did not repurchase any shares under the Corporation’s stock repurchase program during the quarter or change the quarterly dividend. The Board and management will continue to evaluate both capital management tools to provide the best opportunity to maximize shareholder value.

Challenges We Face. The current economic environment is characterized by stubbornly high inflation, interest rate increases not seen in over 40 years, an inverted yield curve and lower confidence in the banking system. These factors are causing the Bank’s cost of funds to increase at a substantially faster rate than the increase in asset yields resulting in declines in earnings and profitability metrics. While the interest rate swap and securities purchase/sale transaction are expected to benefit the Bank by slowing these trends, they will not stop or reverse the current trends. The Corporation’s earnings and key financial metrics will continue to face significant challenges in the near term. In this difficult economic environment, our customer base has remained loyal, asset quality has remained strong and the Corporation is closely monitoring its capital and liquidity position. We continue to meet the needs of our customers and maintain our focus on our long-term strategic initiatives.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities. The average balances of loans include nonaccrual loans. The average balances of investment securities exclude unrealized gains and losses on AFS securities.

	Three Months Ended March 31,
	2023			2022
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$49,156	$547	4.51%	$27,675	$14	0.21%
Investment securities:
Taxable	467,444	3,122	2.67	432,871	1,654	1.53
Nontaxable (1)	303,273	2,462	3.25	314,663	2,491	3.17
Loans (1)	3,287,664	30,407	3.70	3,160,058	27,387	3.47
Total interest-earning assets	4,107,537	36,538	3.56	3,935,267	31,546	3.21
Allowance for credit losses	(31,424)			(29,850)
Net interest-earning assets	4,076,113			3,905,417
Cash and due from banks	31,015			32,482
Premises and equipment, net	31,782			37,882
Other assets	115,173			151,151
	$4,254,083			$4,126,932
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,677,634	5,775	1.40	$1,688,054	763	0.18
Time deposits	507,475	3,069	2.45	277,667	945	1.38
Total interest-bearing deposits	2,185,109	8,844	1.64	1,965,721	1,708	0.35
Short-term borrowings	8,811	108	4.97	124,333	441	1.44
Long-term debt	369,867	3,433	3.76	186,322	868	1.89
Total interest-bearing liabilities	2,563,787	12,385	1.96	2,276,376	3,017	0.54
Checking deposits	1,281,991			1,416,223
Other liabilities	37,692			24,031
	3,883,470			3,716,630
Stockholders' equity	370,613			410,302
	$4,254,083			$4,126,932

Net interest income (1)		$24,153			$28,529
Net interest spread (1)			1.60%			2.67%
Net interest margin (1)			2.34%			2.90%

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

	Three Months Ended March 31,
	2023 Versus 2022
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$20	$513	$533
Investment securities:
Taxable	144	1,324	1,468
Nontaxable	(92)	63	(29)
Loans	1,150	1,870	3,020
Total interest income	1,222	3,770	4,992
Interest Expense:
Savings, NOW & money market deposits	(5)	5,017	5,012
Time deposits	1,096	1,028	2,124
Short-term borrowings	(686)	353	(333)
Long-term debt	1,278	1,287	2,565
Total interest expense	1,683	7,685	9,368
Decrease in net interest income	$(461)	$(3,915)	$(4,376)

Net Interest Income

Net interest income on a tax-equivalent basis for the three months ended March 31, 2023 was $24.2 million, a decrease of $4.4 million, or 15.3%, from the same period of 2022. Net interest income declined as rising market interest rates resulted in the cost of deposits and long-term debt increasing at a faster pace than the yields on interest-earning assets. An increase in interest expense of $9.4 million was only partially offset by a $5.0 million increase in interest income. The cost of interest-bearing liabilities was 1.96% in the current quarter, an increase of 142 bps when compared to the first quarter of 2022. The yield on interest-earning assets increased 35 bps to 3.56% in the current quarter. Also contributing to the decline in net interest income was an unfavorable shift in the mix of funding as average noninterest-bearing deposits declined $134.2 million while average interest-bearing liabilities increased $287.4 million. Net interest margin for the first quarter of 2023 was 2.34% compared to 2.90% for the first quarter of 2022. The Bank expects that net interest margin will remain under pressure throughout 2023 unless the FRB reduces short term rates.

Management considers deposit betas to be the cumulative change in the rates paid on savings, NOW and money market deposits compared to the cumulative change in the fed funds rate. Historically in a rising rates environment these deposit betas have been approximately 35% over a complete rising rate cycle. For the twelve months ended March 31, 2023 these deposit betas in the current rising rate cycle are approximately 28%. This could be because we are nearing the end of repricing deposits higher. However, our historical tracking of deposit betas does not include a near 500 bp rate increase over twelve months with four consecutive 75 bp moves within the period. As a result, we cannot be confident that our historical betas will hold in this rate cycle. Based on the current pace of deposit rate increases, deposit betas could easily exceed 40%.

During the first quarter of 2023, we originated $38 million in mortgage loans at a weighted average rate of approximately 6.05%. The Bank’s loan pipeline was $96 million at the end of the quarter. The decline in origination volume and the current loan pipeline reflect lower demand for loans in the marketplace and higher interest rates.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, excluding the loss on the sale of securities of $3.5 million, declined $922,000 when comparing the first quarter periods. The decline was comprised of the nonservice cost component of the Bank’s defined benefit pension plan and a first quarter of 2022 payment received for the conversion of the Bank’s retail broker and advisory accounts. Recurring components of noninterest income including BOLI and service charges on deposit accounts had increases of 5.1% and 8.4%, respectively.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

The increase in noninterest expense of $802,000 was primarily due to an increase in rent expense relating to the Bank’s new corporate headquarters facility and higher FDIC insurance expense attributable to higher assessment rates. Salaries and benefits expense is largely flat when comparing the quarterly periods as competitive annual salary increases were largely offset by a decline in incentive and stock-based compensation expense reflecting the lower net income and related performance metrics.

Income Taxes

Income tax expense decreased $2.5 million and the effective tax rate declined from 20.6% to 9.1% when comparing the first quarter periods. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT, municipal securities portfolio and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into ten distinct pools: (1) commercial and industrial; (2) small business credit scored; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; and (10) municipal loans. An additional pool was used for SBA PPP loans while those loans were outstanding. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business credit scored pools, the lifetime PD/LGD method is used to measure historical losses. Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in average loan growth and concentrations; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as national and local unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of risks in the portfolio. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL and provision arising from loan growth, loan concentrations and economic forecasts of unemployment, GDP and vacancies. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

	March 31,	December 31,
(in thousands)	2023	2022
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$438	$480
Past due 30 through 89 days	1,080	750
Past due 90 days or more and still accruing	—	—
Nonaccrual	—	—
	1,518	1,230
Other real estate owned	—	—
	$1,518	$1,230

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

The ACL decreased $1.2 million during the first three months of 2023, amounting to $30.2 million, or .93% of total loans, at March 31, 2023 compared to $31.4 million, or .95% of total loans, at December 31, 2022. During the first three months of 2023, the Bank had loan chargeoffs of $182,000, recoveries of $15,000 and recorded a credit provision of $1.1 million. During the first three months of 2022, the Bank had loan chargeoffs of $4,000, recoveries of $27,000 and recorded a provision of $433,000. The credit provision in the current period was mainly due to improvements in historical loss rates and declines in outstanding loans, average growth rates and concentrations of credit, partially offset by deteriorating economic conditions. The provision in the 2022 period was mainly due to portfolio growth, partially offset by economic conditions, asset quality and other portfolio metrics.

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

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 97% of the Bank’s total loans outstanding at March 31, 2023. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has improved, inflation and increasing interest rates pose economic challenges and may result in higher chargeoffs and provisions.

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

The Corporation’s cash and cash equivalent position at March 31, 2023 was $51.8 million versus $74.2 million at December 31, 2022. The decrease occurred primarily because cash used to repay deposits and borrowings, purchase securities, originate loans and pay cash dividends exceeded cash provided by sales, paydowns or repayments of securities and loans, deposit inflows, proceeds from long-term debt and operations.

Securities decreased $18.8 million during the first three months of 2023, from $673.4 million at year-end 2022 to $654.6 million at March 31, 2023. The decrease is primarily attributable to the sale of $148.9 million of municipal securities and maturities and redemptions of $9.8 million, partially offset by purchases of $134.9 million of SBA agency obligations and a decline in the unrealized loss of $5.4 million during the period. The purchase and sale transactions were completed to help reduce the Bank’s liability sensitive position and is expected to increase annual interest income by $2.8 million.

The Bank’s securities portfolio comprised 16% of total assets at March 31, 2023 and had a duration of approximately 3.64 years. Approximately 36% of the portfolio was comprised of floating rate assets, including $134.7 million of SBA agency obligations with a current yield of 5.77% that reprice quarterly based on the prime rate and represent 21% of the investment portfolio and $104.2 million of floating rate corporate bonds with a current yield of approximately 3.84% that reprice quarterly based on the ten year constant maturity swap rate.

Government agency fixed rate mortgage-backed securities, including collateralized mortgage obligations, were $260.0 million and comprised 40% of the investment portfolio at March 31, 2023. This portfolio had a current yield of 1.83%. The Bank expects approximately $50 million of cash inflows from the investment securities portfolio in 2023 and will look to reinvest them in higher yielding agency mortgage securities that provide some lock out protection when rates eventually decline. The remaining 24% of the portfolio is invested in tax exempt municipal bonds that currently yield 3.84%.

The $3.3 billion loan portfolio was comprised of $1.9 billion of commercial mortgages, $1.2 billion of residential mortgages and $96.9 million of commercial and industrial loans. Approximately $560 million, or 17%, will reprice by March 31, 2024, of which $300 million is related to the interest rate swap transaction previously discussed and $115 million in loans that reprice on a monthly basis such as revolving home equity and small business lines of credit. We expect approximately $75 million of cash flows from the loan portfolio per quarter. The Bank expects an additional $178 million, or 6%, of the loan portfolio to reprice from approximately 3.97% to 6.62% from March 31, 2024 to March 31, 2025 based on current rates.

During the first three months of 2023, total deposits decreased $65.9 million, or 1.9%, to $3.4 billion at March 31, 2023. The decrease was comprised of a decline in checking deposits of $132.0 million, partially offset by growth in savings, NOW and money market deposits of $23.4 million and time deposits of $42.8 million. The decline in total deposits is mainly attributable to regular deposit flows with no noticeable impact from the disruption that occurred in the banking industry in March of 2023. Noninterest-bearing checking deposits of $1.2 billion represent 35.1% of total deposits. Brokered time deposits remained at the same level as December 31, 2022, totaling $176.2 million, or 5.2%, of total deposits. Brokered time deposits have a weighted average cost of 3.12% and an average maturity of approximately six months, of which $85.0 million, or 48%, will mature in the second quarter of 2023 with an average cost of 2.61%. Reciprocal deposits under the Insured Cash Sweep (“ICS”) program were $4.5 million at March 31, 2023.

The Bank was able to reduce its long-term FHLB advances by $28.5 million, or 6.9%, during the first quarter of 2023, to $382.5 million at March 31, 2023. Maturities of $103.5 million with a weighted average rate of 1.96% were partially offset by new FHLB advances of $75.0 million with a weighted average rate of 4.51%. FHLB advances at March 31, 2023 had a weighted average cost of 4.13% and an average maturity of 1.3 years.

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

The Bank is a member of the FRB of New York and the FHLB of New York and has an unsecured line of credit with a correspondent bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can draw funds under its existing line and the Corporation may raise funds through its Dividend Reinvestment and Stock Purchase Plan.

The Bank has $1.5 billion in collateralized borrowing lines with the FHLB of New York and the FRB of New York at March 31, 2023. The Bank also has a $20 million unsecured line of credit with a correspondent bank. In addition, we had $143.4 million in cash and unencumbered securities available to be pledged. The $1.7 billion in liquidity substantially exceeds the uninsured and uncollateralized deposit balance of $1.3 billion, which represents 38% of total deposits. The FRB’s Term Funding Program has not been utilized and such borrowings are not currently anticipated.

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

Capital

Stockholders’ equity was $370.3 million at March 31, 2023 versus $364.5 million at December 31, 2022. The increase was mainly due to net income of $6.5 million and a decrease in the after-tax loss on the Bank’s AFS investment securities of $3.7 million, partially offset by cash dividends declared of $4.7 million.

The Corporation’s ROA and ROE for the first quarter of 2023 were 0.62% and 7.09%, respectively, compared to 1.19% and 11.94%, respectively, for the 2022 period. Excluding the after-tax impact of net losses on sales of securities during the current quarter, ROA and ROE would have been 0.85% and 9.73%, respectively. Book value per share was $16.43, compared to $16.24 at year-end 2022. Based on the Corporation’s market value per share at March 31, 2023 of $13.50, the dividend yield is 6.2%.

The Corporation and the Bank have elected to adopt the community bank leverage ratio (“CBLR”) framework, which requires a leverage ratio of greater than 9.00%. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules. In addition, the Corporation and the Bank exclude accumulated OCI components from Tier 1 and Total regulatory capital, in accordance with the federal banking agencies’ regulatory capital guidelines.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of the Corporation and the Bank at March 31, 2023 were 9.94% and 9.81%, respectively, and satisfy the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. Under this program, the Corporation has approval to repurchase another $15 million. No shares were repurchased in the first three months of 2023.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at March 31, 2023 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending March 31, 2024 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.0 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending March 31, 2024 and calculations of EVE at March 31, 2023 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2023		Year Ending March 31, 2024
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$489,142	-21.9%	$82,568	-8.0%
+ 200 basis point rate shock	533,718	-14.7%	84,836	-5.5%
+ 100 basis point rate shock	585,884	-6.4%	87,473	-2.6%
Base case (no rate change)	626,031	—	89,762	—
- 100 basis point rate shock	664,329	6.1%	91,379	1.8%
- 200 basis point rate shock	673,378	7.6%	91,051	1.4%
- 300 basis point rate shock	667,281	6.6%	90,260	0.6%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended March 31, 2024 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds and SBA agency obligations, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its assets would lag. The positive impact on net interest income of an immediate decrease in interest rates is somewhat constrained because the decrease is assumed to occur uniformly across the inverted yield curve. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table.

The negative impact of rising interest rates on net interest income for the year ended March 31, 2024 could be more significant than the amounts shown in the table because (1) deposit betas in the current rising rate cycle could be higher than historical deposit betas, (2) additional upward deposit repricing may occur based on the fed funds rate increases that have occurred to date, and (3) non-interest bearing checking deposits could continue to migrate into interest-bearing accounts.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; the effects of the recent turmoil in the banking industry (including the failure of three financial institutions); conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates and the rate of inflation; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, in Part I under “Item 1A. Risk Factors” and in this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the Securities and Exchange Commission from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Corporation is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Corporation's financial condition and results of operations.

ITEM 1A. RISK FACTORS

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions.  Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation (“DFPI”), on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the DFPI, and in each case the FDIC was appointed receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures have led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Corporation.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments, including FHLB advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of March 31, 2023, we had a net unrealized loss of $75.6 million on our AFS investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $654.6 million, or 15.6% of total assets, at March 31, 2023.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

The Failure to Address the Federal Debt Ceiling in a Timely Manner, Downgrades of the U.S. Credit Rating and Uncertain Credit and Financial Market Conditions May Affect the Stability of Securities Issued or Guaranteed by the Federal Government, which May Affect the Valuation or Liquidity of our Investment Securities Portfolio and Increase Future Borrowing Costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had approximately $394.7 million of U.S. government and U.S. government-sponsored agency securities. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The Corporation did not repurchase any shares in the first quarter of 2023.

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
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 4, 2023	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President, Chief
Financial Officer & Treasurer
(principal financial officer)