Form 10-Q
period 2023-06-30
FIRST OF LONG ISLAND CORP
filed 2023-08-02
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of July 31, 2023, the registrant had 22,572,766 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2023	2022
Assets:
Cash and cash equivalents	$77,538	$74,178
Investment securities available-for-sale, at fair value	666,184	673,413

Loans:
Commercial and industrial	119,379	108,493
Secured by real estate:
Commercial mortgages	1,898,886	1,916,493
Residential mortgages	1,200,640	1,240,144
Home equity lines	45,293	45,213
Consumer and other	1,700	1,390
	3,265,898	3,311,733
Allowance for credit losses	(29,967)	(31,432)
	3,235,931	3,280,301
Restricted stock, at cost	25,380	26,363
Bank premises and equipment, net	32,382	31,660
Right-of-use asset - operating leases	23,672	23,952
Bank-owned life insurance	112,422	110,848
Pension plan assets, net	10,812	11,049
Deferred income tax benefit	32,718	31,124
Other assets	23,656	18,623
	$4,240,695	$4,281,511
Liabilities:
Deposits:
Checking	$1,219,027	$1,324,141
Savings, NOW and money market	1,663,551	1,661,512
Time	570,137	478,981
	3,452,715	3,464,634
Short-term borrowings	—	—
Long-term debt	382,500	411,000
Operating lease liability	26,068	25,896
Accrued expenses and other liabilities	13,478	15,445
	3,874,761	3,916,975
Stockholders' Equity:
Common stock, par value $0.10 per share: Authorized, 80,000,000 shares; Issued and outstanding, 22,556,996 and 22,443,380 shares	2,256	2,244
Surplus	79,264	78,462
Retained earnings	352,512	348,597
	434,032	429,303
Accumulated other comprehensive loss, net of tax	(68,098)	(64,767)
	365,934	364,536
	$4,240,695	$4,281,511

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Loans	$61,888	$56,149	$31,483	$28,763
Investment securities:
Taxable	9,283	3,805	5,614	2,137
Nontaxable	2,972	3,962	1,027	1,994
	74,143	63,916	38,124	32,894
Interest expense:
Savings, NOW and money market deposits	13,386	1,564	7,611	801
Time deposits	7,301	2,100	4,232	1,155
Short-term borrowings	546	684	438	243
Long-term debt	7,435	1,868	4,002	1,000
	28,668	6,216	16,283	3,199
Net interest income	45,475	57,700	21,841	29,695
Provision (credit) for credit losses	(1,056)	1,159	—	726
Net interest income after provision (credit) for credit losses	46,531	56,541	21,841	28,969

Noninterest income:
Bank-owned life insurance	1,574	1,490	794	748
Service charges on deposit accounts	1,540	1,506	753	780
Net loss on sales of securities	(3,489)	—	—	—
Other	2,070	3,452	1,135	1,496
	1,695	6,448	2,682	3,024
Noninterest expense:
Salaries and employee benefits	19,619	19,736	9,854	9,981
Occupancy and equipment	6,721	6,307	3,396	3,356
Other	6,748	6,155	3,267	3,092
	33,088	32,198	16,517	16,429
Income before income taxes	15,138	30,791	8,006	15,564

Income tax expense	1,758	6,227	1,107	3,083
Net income	$13,380	$24,564	$6,899	$12,481

Weighted average:
Common shares	22,522,663	23,088,542	22,551,568	22,999,598
Dilutive restricted stock units	59,910	85,043	33,309	71,028
	22,582,573	23,173,585	22,584,877	23,070,626
Earnings per share:
Basic	$0.59	$1.06	$0.31	$0.54
Diluted	0.59	1.06	0.31	0.54

Cash dividends declared per share	0.42	0.40	0.21	0.20

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net income	$13,380	$24,564	$6,899	$12,481
Other comprehensive gain (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(5,197)	(65,217)	(10,617)	(23,661)
Change in funded status of pension plan	509	—	255	—
Change in net unrealized loss on derivative instruments	—	1,750	—	203
Other comprehensive gain (loss) before income taxes	(4,688)	(63,467)	(10,362)	(23,458)
Income tax expense (benefit)	(1,357)	(19,552)	(3,182)	(7,227)
Other comprehensive gain (loss)	(3,331)	(43,915)	(7,180)	(16,231)
Comprehensive income (loss)	$10,049	$(19,351)	$(281)	$(3,750)

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30, 2023
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	22,443,380	$2,244	$78,462	$348,597	$(64,767)	$364,536
Net income				6,481		6,481
Other comprehensive gain					3,849	3,849
Shares withheld upon the vesting and conversion of RSUs	(47,275)	(5)	(846)			(851)
Common stock issued under stock compensation plans	103,015	11	6			17
Common stock issued under dividend reinvestment and stock purchase plan	32,665	3	500			503
Stock-based compensation			499			499
Cash dividends declared				(4,727)		(4,727)
Balance, March 31, 2023	22,531,785	2,253	78,621	350,351	(60,918)	370,307
Net income				6,899		6,899
Other comprehensive loss					(7,180)	(7,180)
Shares withheld upon the vesting and conversion of RSUs	(623)		(7)			(7)
Common stock issued under stock compensation plans	25,834	3	12			15
Stock-based compensation			638			638
Cash dividends declared				(4,738)		(4,738)
Balance, June 30, 2023	22,556,996	$2,256	$79,264	$352,512	$(68,098)	$365,934

	Six Months Ended June 30, 2022
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	23,240,596	$2,324	$93,480	$320,321	$(2,313)	$413,812
Net income				12,083		12,083
Other comprehensive loss					(27,684)	(27,684)
Repurchase of common stock	(202,886)	(20)	(4,480)			(4,500)
Shares withheld upon the vesting and conversion of RSUs	(25,628)	(3)	(542)			(545)
Common stock issued under stock compensation plans	75,483	8	8			16
Common stock issued under dividend reinvestment and stock purchase plan	18,505	2	380			382
Stock-based compensation			516			516
Cash dividends declared				(4,619)		(4,619)
Balance, March 31, 2022	23,106,070	2,311	89,362	327,785	(29,997)	389,461
Net income				12,481		12,481
Other comprehensive loss					(16,231)	(16,231)
Repurchase of common stock	(286,011)	(29)	(5,260)			(5,289)
Shares withheld upon the vesting and conversion of RSUs	(618)		(12)			(12)
Common stock issued under stock compensation plans	21,075	2	13			15
Stock-based compensation			600			600
Cash dividends declared				(4,569)		(4,569)
Balance, June 30, 2022	22,840,516	$2,284	$84,703	$335,697	$(46,228)	$376,456

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$13,380	$24,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(1,056)	1,159
Provision (credit) for deferred income taxes	(237)	1,106
Depreciation and amortization of premises and equipment	1,524	1,763
Amortization of right-of-use asset - operating leases	1,337	1,217
Premium amortization on investment securities, net	939	847
Net loss on sales of securities	3,489	—
Stock-based compensation expense	1,137	1,116
Accretion of cash surrender value on bank-owned life insurance	(1,574)	(1,490)
Pension expense (credit)	746	(64)
Decrease in other liabilities	(2,876)	(4,136)
Other increases in assets	(2,917)	(1,307)
Net cash provided by operating activities	13,892	24,775
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	145,451	—
Proceeds from maturities and redemptions	23,275	27,496
Purchases	(171,122)	(48,511)
Net decrease (increase) in loans	41,051	(230,636)
Net decrease in restricted stock	983	619
Purchases of premises and equipment, net	(2,246)	(2,356)
Proceeds from sale of premises held-for-sale	2,291	—
Net cash provided by (used in) investing activities	39,683	(253,388)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(11,919)	290,130
Net decrease in short-term borrowings	—	(115,000)
Proceeds from long-term debt	125,000	140,000
Repayment of long-term debt	(153,500)	(46,887)
Proceeds from issuance of common stock, net of shares withheld	(355)	(175)
Repurchase of common stock	—	(9,789)
Cash dividends paid	(9,441)	(9,268)
Net cash provided by (used in) financing activities	(50,215)	249,011
Net increase in cash and cash equivalents	3,360	20,398
Cash and cash equivalents, beginning of year	74,178	43,675
Cash and cash equivalents, end of period	$77,538	$64,073
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$27,279	$5,983
Income taxes	2,570	4,579
Operating cash flows from operating leases	1,301	2,582
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,057	16,874
Cash dividends payable	4,738	4,569

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

The consolidated financial information included herein as of and for the periods ended June 30, 2023 and 2022 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2022 consolidated balance sheet was derived from the Corporation's  December 31, 2022 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The following table sets forth the components of accumulated OCI, net of tax.

		Current
	Balance	Period	Balance
(in thousands)	12/31/2022	Change	6/30/2023
Unrealized holding loss on available-for-sale securities	$(56,055)	$(3,684)	$(59,739)
Unrealized actuarial loss on pension plan	(8,712)	353	(8,359)
Accumulated other comprehensive loss, net of tax	$(64,767)	$(3,331)	$(68,098)

The components of OCI and the related tax effects are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Change in net unrealized holding gains or losses on available-for-sale securities:
Change arising during the period	$(8,686)	$(65,217)	$(10,617)	$(23,661)
Reclassification adjustment for losses included in net income (1)	3,489	—	—	—
	(5,197)	(65,217)	(10,617)	(23,661)
Tax effect	(1,513)	(20,090)	(3,260)	(7,290)
	(3,684)	(45,127)	(7,357)	(16,371)
Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	509	—	255	—
Tax effect	156	—	78	—
	353	—	177	—
Change in unrealized loss on derivative instrument:
Amount of gain during the period	—	1,324	—	76
Reclassification adjustment for net interest expense included in net income (3)	—	426	—	127
	—	1,750	—	203
Tax effect	—	538	—	63
	—	1,212	—	140
Other comprehensive gain (loss)	$(3,331)	$(43,915)	$(7,180)	$(16,231)

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

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$164,138	$44	$(15,583)	$148,599
Pass-through mortgage securities	172,991	—	(30,126)	142,865
Collateralized mortgage obligations	159,438	—	(22,810)	136,628
SBA agency obligations	136,826	359	(958)	136,227
Corporate bonds	119,000	—	(17,135)	101,865
	$752,393	$403	$(86,612)	$666,184

	December 31, 2022
State and municipals	$321,700	$136	$(16,589)	$305,247
Pass-through mortgage securities	179,655	—	(31,135)	148,520
Collateralized mortgage obligations	134,070	—	(20,676)	113,394
Corporate bonds	119,000	—	(12,748)	106,252
	$754,425	$136	$(81,148)	$673,413

Small Business Administration (“SBA”) agency obligations are floating rate, government guaranteed securities backed by $96.4 million of commercial mortgages and $39.8 million of equipment finance loans at June 30, 2023.

At June 30, 2023 and December 31, 2022, investment securities with a carrying value of $387.8 million and $350.8 million, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2023 and December 31, 2022.

There was no allowance for credit losses associated with the investment securities portfolio at June 30, 2023 or December 31, 2022.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	June 30, 2023
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$54,538	$(2,237)	$83,594	$(13,346)	$138,132	$(15,583)
Pass-through mortgage securities	8,162	(316)	134,702	(29,810)	142,864	(30,126)
Collateralized mortgage obligations	60,432	(2,102)	68,741	(20,708)	129,173	(22,810)
SBA agency obligations	125,604	(958)	—	—	125,604	(958)
Corporate bonds	—	—	101,865	(17,135)	101,865	(17,135)
Total temporarily impaired	$248,736	$(5,613)	$388,902	$(80,999)	$637,638	$(86,612)

	December 31, 2022
State and municipals	$238,157	$(12,047)	$13,934	$(4,542)	$252,091	$(16,589)
Pass-through mortgage securities	12,667	(979)	135,853	(30,156)	148,520	(31,135)
Collateralized mortgage obligations	42,560	(1,515)	70,834	(19,161)	113,394	(20,676)
Corporate bonds	—	—	106,252	(12,748)	106,252	(12,748)
Total temporarily impaired	$293,384	$(14,541)	$326,873	$(66,607)	$620,257	$(81,148)

State and Municipals

At June 30, 2023, approximately $138.1 million of state and municipal bonds had an unrealized loss of $15.6 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At June 30, 2023, pass-through mortgage securities of approximately $142.9 million had an unrealized loss of $30.1 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At June 30, 2023, collateralized mortgage obligations of approximately $129.2 million had an unrealized loss of $22.8 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

SBA Agency Obligations

At June 30, 2023, SBA agency obligations of approximately $125.6 million had an unrealized loss of $1.0 million. These securities were issued by the SBA, a U.S. government agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At June 30, 2023, approximately $101.9 million of corporate bonds had an unrealized loss of $17.1 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at June 30, 2023.

Sales of AFS Securities. Sales of AFS securities were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Proceeds	$145,451	$—	$—	$—

Gains	$—	$—	$—	$—
Losses	(3,489)	—	—	—
Net loss	$(3,489)	$—	$—	$—

Income tax benefit related to the net realized losses for the six months ended June 30, 2023 was $1.1 million.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at June 30, 2023 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments, they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$11,453	$11,409
After 1 through 5 years	9,117	8,627
After 5 through 10 years	190,646	171,356
After 10 years	111,573	98,898
Mortgage-backed securities	429,604	375,894
	$752,393	$666,184

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$119,379	$108,493
Commercial mortgages:
Multifamily	857,203	906,498
Other	812,211	789,140
Owner-occupied	229,472	220,855
Residential mortgages:
Closed end	1,200,640	1,240,144
Revolving home equity	45,293	45,213
Consumer and other	1,700	1,390
	$3,265,898	$3,311,733

Allowance for Credit Losses. Loans that do not share similar risk characteristics are evaluated on an individual basis. Such disparate risk characteristics may include internal or external credit ratings, risk ratings, collateral type, size of loan, effective interest rate, term, geographic location, industry or historical or expected loss pattern. For loans individually evaluated, an allowance for credit losses (“ACL” or “allowance”) is estimated based on either the fair value of collateral or the discounted value of expected future cash flows. In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgements. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life. Individually evaluated loans are excluded from the estimation of credit losses for the pooled portfolio.

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

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include such things as differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over a one year to two year forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, gross domestic product (“GDP”), vacancies, average growth in pools of loans, concentrations of credit, delinquencies or other factors associated with the financial assets. The immediate reversion method is applied for periods beyond the forecasting horizon. The Bank’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

The main drivers of the credit provision recorded in the first six months of 2023 were improvements in historical loss rates and declines in outstanding loans and average growth rates, partially offset by deteriorating economic conditions and net chargeoffs of $409,000.

The following tables present the activity in the ACL for the periods indicated.

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2023	Chargeoffs	Recoveries	Credit Losses	6/30/2023
Commercial and industrial	$1,543	$320	$33	$227	$1,483
Commercial mortgages:
Multifamily	8,430	—	—	(1,132)	7,298
Other	7,425	—	—	597	8,022
Owner-occupied	3,024	—	—	137	3,161
Residential mortgages:
Closed end	10,633	122	—	(892)	9,619
Revolving home equity	362	—	—	7	369
Consumer and other	15	—	—	—	15
	$31,432	$442	$33	$(1,056)	$29,967

	Balance at			Provision (Credit) for	Balance at
(in thousands)	4/1/2023	Chargeoffs	Recoveries	Credit Losses	6/30/2023
Commercial and industrial	$1,390	$138	$18	$213	$1,483
Commercial mortgages:
Multifamily	7,472	—	—	(174)	7,298
Other	7,613	—	—	409	8,022
Owner-occupied	3,117	—	—	44	3,161
Residential mortgages:
Closed end	10,226	122	—	(485)	9,619
Revolving home equity	377	—	—	(8)	369
Consumer and other	14	—	—	1	15
	$30,209	$260	$18	$—	$29,967

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2022	Chargeoffs	Recoveries	Credit Losses	6/30/2022
Commercial and industrial	$888	$80	$43	$190	$1,041
SBA PPP	46	—	—	(39)	7
Commercial mortgages:
Multifamily	8,154	—	—	723	8,877
Other	6,478	—	—	446	6,924
Owner-occupied	2,515	—	—	446	2,961
Residential mortgages:
Closed end	11,298	88	—	(516)	10,694
Revolving home equity	449	—	—	(99)	350
Consumer and other	3	—	—	8	11
	$29,831	$168	$43	$1,159	$30,865

	Balance at			Provision (Credit) for	Balance at
(in thousands)	4/1/2022	Chargeoffs	Recoveries	Credit Losses	6/30/2022
Commercial and industrial	$1,042	$76	$16	$59	$1,041
SBA PPP	19	—	—	(12)	7
Commercial mortgages:
Multifamily	8,384	—	—	493	8,877
Other	6,715	—	—	209	6,924
Owner-occupied	2,722	—	—	239	2,961
Residential mortgages:
Closed end	11,016	88	—	(234)	10,694
Revolving home equity	376	—	—	(26)	350
Consumer and other	13	—	—	(2)	11
	$30,287	$164	$16	$726	$30,865

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	June 30, 2023
	Past Due			Nonaccrual
(in thousands)	30-59 Days	60-89 Days	90 Days or More and Still Accruing	With an Allowance for Credit Loss	With No Allowance for Credit Loss	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$189	$—	$—	$—	$—	$189	$119,190	$119,379
Commercial mortgages:
Multifamily	—	—	—	—	—	—	857,203	857,203
Other	—	—	—	—	—	—	812,211	812,211
Owner-occupied	—	—	—	—	—	—	229,472	229,472
Residential mortgages:
Closed end	491	—	—	—	—	491	1,200,149	1,200,640
Revolving home equity	199	—	—	—	—	199	45,094	45,293
Consumer and other	8	—	—	—	—	8	1,692	1,700
	$887	$—	$—	$—	$—	$887	$3,265,011	$3,265,898

	December 31, 2022
Commercial and industrial	$297	$—	$—	$—	$—	$297	$108,196	$108,493
Commercial mortgages:
Multifamily	—	—	—	—	—	—	906,498	906,498
Other	—	—	—	—	—	—	789,140	789,140
Owner-occupied	—	—	—	—	—	—	220,855	220,855
Residential mortgages:
Closed end	452	—	—	—	—	452	1,239,692	1,240,144
Revolving home equity	—	—	—	—	—	—	45,213	45,213
Consumer and other	1	—	—	—	—	1	1,389	1,390
	$750	$—	$—	$—	$—	$750	$3,310,983	$3,311,733

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at June 30, 2023 or December 31, 2022.

Accrued interest receivable from loans totaled $9.5 million and $9.2 million at  June 30, 2023 and December 31, 2022, respectively, and is included in the line item “other assets” on the consolidated balance sheets.

Loan Modifications. The Bank did not modify the terms of any loans for borrowers experiencing financial difficulty in the form of principal forgiveness, an interest reduction, an other-than-insignificant payment delay or a term extension during the previous twelve months.

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

	June 30, 2023
	Term Loans by Origination Year						Revolving
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$20,901	$30,856	$21,152	$6,773	$2,628	$11,593	$12,634	$106,537
Watch	—	—	3,844	—	—	—	—	3,844
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,998	7,000	—	—	—	—	8,998
Doubtful	—	—	—	—	—	—	—	—
	$20,901	$32,854	$31,996	$6,773	$2,628	$11,593	$12,634	$119,379

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(320)	$(320)
Current-period recoveries	—	—	—	—	—	—	33	33
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(287)	$(287)

Commercial mortgages – multifamily:
Risk rating:
Pass	$7,681	$193,684	$178,724	$37,739	$121,025	$318,200	$150	$857,203
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$7,681	$193,684	$178,724	$37,739	$121,025	$318,200	$150	$857,203

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – other:
Risk rating:
Pass	$46,910	$191,604	$222,805	$98,216	$34,048	$196,915	$—	$790,498
Watch	—	—	—	—	—	925	—	925
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20,788	—	20,788
Doubtful	—	—	—	—	—	—	—	—
	$46,910	$191,604	$222,805	$98,216	$34,048	$218,628	$—	$812,211

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$11,845	$55,740	$55,052	$23,926	$40,945	$34,668	$2,117	$224,293
Watch	—	—	5,179	—	—	—	—	5,179
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$11,845	$55,740	$60,231	$23,926	$40,945	$34,668	$2,117	$229,472

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2023
	Term Loans by Origination Year						Revolving
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans (1)	Total
Residential mortgages (2):
Risk rating:
Pass	$17,881	$199,927	$166,395	$35,104	$16,011	$769,697	$45,293	$1,250,308
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$17,881	$199,927	$166,395	$35,104	$16,011	$769,697	$45,293	$1,250,308

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(122)	$—	$(122)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$(122)	$—	$(122)

Consumer and other:
Risk rating:
Pass	$49	$257	$—	$—	$100	$3	$849	$1,258
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	442	442
	$49	$257	$—	$—	$100	$3	$1,291	$1,700

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$105,267	$674,066	$660,151	$201,758	$214,757	$1,352,789	$61,485	$3,270,273
Total net chargeoffs	$—	$—	$—	$—	$—	$(122)	$(287)	$(409)

(1) Includes revolving lines converted to term of $3.9 million of commercial and industrial, $1.0 million of owner-occupied commercial mortgage and $7.3 million of residential home equity.

(2) Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $4.4 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at June 30, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. See "Note 7 - Derivatives" for more information on the fair value hedge.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at June 30, 2023 and changes during the six month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2023	246,993	$18.35
Granted	182,811	15.43
Converted	(119,448)	18.32
Forfeited	(5,047)	17.86
Outstanding at June 30, 2023	305,309	$16.62	1.26	$3,670

As of June 30, 2023, there was $3.4 million of unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2023:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$148,599	$—	$148,119	$480
Pass-through mortgage securities	142,865	—	142,865	—
Collateralized mortgage obligations	136,628	—	136,628	—
SBA agency obligations	136,227	—	136,227	—
Corporate bonds	101,865	—	101,865	—
	666,184	—	665,704	480
Derivative - interest rate swaps	4,355	—	4,355	—
	$670,539	$—	$670,059	$480
December 31, 2022:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$305,247	$—	$304,680	$567
Pass-through mortgage securities	148,520	—	148,520	—
Collateralized mortgage obligations	113,394	—	113,394	—
Corporate bonds	106,252	—	106,252	—
	$673,413	$—	$672,846	$567

State and municipal AFS securities measured using Level 3 inputs. The Bank held four non-rated bond anticipation notes with a book value of $0.5 million at June 30, 2023. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at June 30, 2023.

Land and Buildings. Premises and facilities held-for-sale of $383,000 and $2.4 million at June 30, 2023 and December 31, 2022, respectively, are reported in the line item “Other assets” in the consolidated balance sheets and are measured at lower of cost or fair value on a nonrecurring basis.

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

	Level of	June 30, 2023		December 31, 2022
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$77,538	$77,538	$74,178	$74,178
Loans, net (1)	Level 3	3,235,931	2,943,563	3,280,301	3,064,849
Restricted stock	n/a	25,380	n/a	26,363	n/a

Financial Liabilities:
Checking deposits	Level 1	1,219,027	1,219,027	1,324,141	1,324,141
Savings, NOW and money market deposits	Level 1	1,663,551	1,663,551	1,661,512	1,661,512
Time deposits	Level 2	570,137	561,385	478,981	467,986
Short-term borrowings	Level 1	—	—	—	—
Long-term debt	Level 2	382,500	378,707	411,000	407,890

(1)	The decrease in fair value of net loans is mainly due to an increase in interest rates.

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

Fair Value Hedge. On March 16, 2023, the Bank entered into a three year interest rate swap with a notional amount totaling $300 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Bank pays a fixed rate of 3.82% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the six months ended  June 30, 2023 and the Corporation expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table summarizes information about the interest rate swap designated as a fair value hedge.

June 30, 2023
Notional amount (in millions)	$300
Fixed pay rate	3.82%
Overnight SOFR receive rate	5.07%
Maturity (in years)	2.71

The carrying value of the closed portfolio of fixed rate residential mortgage loans at June 30, 2023 totaled $478.5 million. The amount identified as the last-of-layer in the open hedge relationship was $300.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $4.4 million contra asset as of June 30, 2023, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

During the first six months of 2023, the Bank recorded a $912,000 credit from the swap transaction as a component of interest income in the consolidated statements of income.

Cash Flow Hedge. The Bank entered into a five year interest rate swap with a notional amount totaling $50 million in January 2019, which was designated as a cash flow hedge of certain Federal Home Loan Bank (“FHLB”) advances and included in short-term borrowings on the consolidated balance sheets. In April 2022, the swap was terminated and the FHLB advance was paid off. Termination fees were immaterial.

Interest expense recorded on the swap transaction, which totaled $426,000 for the six months ended June 30, 2022, was recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps were reclassified to interest expense as interest payments were made on the Bank’s variable-rate liabilities. During the six months ended June 30, 2022, the Corporation had $426,000 of reclassifications to interest expense.

The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swap for the six months ended June 30, 2022.

	Six Months Ended	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2022
Interest rate contract:
Amount of gain recognized in OCI (effective portion)	$1,324	$76
Amount of loss reclassified from OCI to interest expense	426	127
Amount of loss recognized in other noninterest income (ineffective portion)	—	—

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

Overview

Net income and diluted earnings per share for the first six months of 2023 were $13.4 million and $0.59, respectively, compared to $24.6 million and $1.06, respectively, for the same period last year. Dividends per share increased 5.0%, from $0.40 for the first six months of 2022 to $0.42 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first six months of 2023 were 0.64% and 7.27%, respectively, compared to 1.18% and 12.43%, respectively, for the same period last year. Book value per share was $16.22 at June 30, 2023 versus $16.24 at year end 2022.

The Bank's earnings continue to be significantly impacted by actions taken by the Federal Reserve Bank ("FRB") to combat rising inflation. The increase in the upper limit of the Fed's target range for the federal funds rate from 0.25% in March 2022 to the current 5.50%, as well as other monetary and industry conditions, has resulted in a significant increase in our cost of funds that has not been matched by the increase in our yield on earning assets. We continue to take proactive steps to manage our business in the current interest rate environment, which includes continuing to execute on shifting our focus to commercial, relationship-based business as part of our strategic plan.

Analysis of Earnings – Six Month Periods. Net income for the first six months of 2023 was $13.4 million, representing a decrease of $11.2 million from the same period last year. The primary drivers of the decrease were a decline in net interest income of $12.2 million and a loss on sale of securities of $3.5 million, partially offset by a decrease in income tax expense of $4.5 million.

Net interest income declined due to the significant rise in interest rates, which resulted in the cost of deposits and long-term debt increasing at a faster pace than the yields on interest-earning assets. An increase in interest expense of $22.5 million was only partially offset by a $10.2 million increase in interest income. The cost of interest-bearing liabilities increased 170 basis points (“bps”) while the yield on interest-earning assets increased 42 bps when comparing the first six months of 2023 and 2022. Also contributing to the decline in net interest income was a shift in the mix of funding as average noninterest-bearing deposits decreased $200.8 million while average interest-bearing liabilities increased $263.5 million. The $300 million interest rate swap entered into during the first quarter of 2023 increased interest income for the first six months of 2023 by $912,000. Net interest margin for the first six months of 2023 was 2.25% compared to 2.93% for the same period of 2022. The Bank expects that net interest margin will remain under pressure throughout 2023 and 2024 unless the FRB reduces short-term rates and the yield curve steepens.

During the second quarter of 2023 we originated $76 million in loans at a weighted average rate of approximately 5.97% as compared to $38 million at a weighted average rate of approximately 6.05% during the first quarter of 2023. The Bank’s total loan pipeline was $135 million at the end of the current quarter. The origination volume and current loan pipeline reflect low demand for loans in the marketplace and high interest rates.

The provision for credit losses decreased $2.2 million when comparing the six-month periods from a charge of $1.2 million in 2022 to a credit of $1.1 million in 2023. The credit provision for the current six-month period was mainly due to an improvement in historical loss rates and declines in outstanding loans and average growth rates, partially offset by deteriorating economic conditions and net chargeoffs of $409,000.

Noninterest income, excluding the loss on the sale of securities of $3.5 million in 2023, declined $1.3 million when comparing the six-month periods. The decline was mainly due to the nonservice cost component of the Bank’s defined benefit pension plan and a payment received in the first quarter of 2022 for the conversion of the Bank’s retail broker and advisory accounts. Partially offsetting these items was a gain of $240,000 in the second quarter of 2023 from the sale of our last building in Glen Head, NY. Recurring components of noninterest income including bank-owned life insurance (“BOLI”) and service charges on deposit accounts had increases of 5.6% and 2.3%, respectively.

The increase in noninterest expense of $890,000 includes higher rent and FDIC insurance attributable to higher assessment rates. Salaries and benefits expense was down slightly when comparing the six-month periods mainly due to declines in incentive compensation and group health insurance expense offset by annual base salary increases and lower deferred compensation costs for loan originations.

Income tax expense decreased $4.5 million and the effective tax rate (income tax expense as a percentage of pre-tax book income) declined from 20.2% to 11.6% when comparing the six-month periods. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Liquidity. Our Bank continues to have ample liquidity despite the disruptions that occurred in the banking industry beginning in the first quarter of this year. Through the end of the second quarter, deposits have only declined $12 million since December 31, 2022 which is the result of proactive management and a testament to the strength of our deposit franchise. Reflecting current trends in the industry, our mix of deposits has shifted. Even with a move of approximately $100 million of deposits out of noninterest-bearing checking accounts into time deposits, noninterest-bearing deposits make up 35% of total deposits. During the first six months of 2023, brokered time deposits remained steady, representing approximately 5% of total deposits, and we reduced our long-term FHLB advances by $28.5 million, or 6.9%. As of June 30, 2023, we had no short-term borrowings.

The Bank has $1.4 billion in collateralized borrowing lines with the FHLB of New York and the FRB at June 30, 2023, as well as a $20 million unsecured line of credit with a correspondent bank. We also have $173.3 million in unencumbered cash and securities that can be pledged if needed to secure additional liquidity. In total, we have approximately $1.6 billion of available liquidity, compared to an aggregate of uninsured and uncollateralized deposits of $1.3 billion. Uninsured and uncollateralized deposits represent 38% of total deposits. While we have taken the appropriate steps to ensure that we have access to the FRB’s Term Funding Program, we have not utilized that program and do not anticipate doing so in the immediate future.

Moving the Bank Forward. As part of our comprehensive branch optimization strategy that has resulted in a net decrease of 11 branches since 2020, the Bank celebrated the grand opening of three legacy branch relocations in Bohemia, Hauppauge and Port Jefferson during the second quarter of 2023. Each of these branches highlight our new branding, offer new service conveniences and maintain the same knowledgeable teams with a proven successful history of catering to businesses operating in these markets.

The Bank continues to focus on expanding its business development activities by opportunistically hiring relationship bankers and promoting leaders from our existing staff. Our focus is building upon our commercial relationship business franchise.

In addition, the Bank is diligently working on technology upgrades to customer facing technology including new business online banking and branch systems designed to enhance the customer experience. Completion is scheduled for October 2023.

Finally, the Bank sold the remaining building in Glen Head, NY, completing the sale of all of the buildings that constituted the Company’s former headquarters location. Our corporate space in Melville, NY continues fostering internal collaboration as well as promoting corporate initiatives to increase brand recognition and prominence.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was 0.92% at June 30, 2023 as compared to 0.95% at December 31, 2022. The decrease in the reserve coverage ratio was mainly due to an improvement in historical loss rates and declines in average growth rates and concentrations of credit, partially offset by deteriorating economic conditions. Nonaccrual loans were zero at June 30, 2023. Modified loans and loans past due 30 through 89 days remain at low levels.

Capital. The Corporation’s capital position remains strong with a leverage ratio of approximately 10.1% at June 30, 2023. Book value per share was $16.22 at June 30, 2023 versus $16.24 at year end 2022. The accumulated OCI component of stockholders’ equity is mainly comprised of a net unrealized loss in the AFS securities portfolio due to higher market interest rates. We have not repurchased any shares under the Corporation’s stock repurchase program in 2023 and the Corporation declared its quarterly cash dividend of $0.21 per share on June 29, 2023. The Board and management continue to evaluate both capital management tools to provide the best opportunity to maximize shareholder value.

Challenges We Face. The current economic environment is characterized by higher inflation, interest rate increases not seen in over 40 years and an inverted yield curve. These factors are causing the Bank’s cost of funds to increase at a substantially faster rate than the increase in asset yields resulting in declines in earnings and profitability metrics. While the pace of deposit rate increases slowed during the second quarter, the Corporation’s earnings and key financial metrics will continue to face significant challenges in the near term. In this difficult economic environment, our deposit franchise has remained steady, asset quality has remained strong and the Corporation is closely monitoring its capital and liquidity positions which remain strong. We continue to stay focused on our long-term strategic initiatives.

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

	Six Months Ended June 30,
	2023			2022
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$44,889	$1,067	4.79%	$33,674	$97	0.58%
Investment securities:
Taxable	533,866	8,216	3.08	432,303	3,708	1.72
Nontaxable (1)	234,036	3,762	3.21	315,418	5,015	3.18
Loans (1)	3,270,722	61,890	3.78	3,220,953	56,151	3.49
Total interest-earning assets	4,083,513	74,935	3.67	4,002,348	64,971	3.25
Allowance for credit losses	(30,811)			(30,059)
Net interest-earning assets	4,052,702			3,972,289
Cash and due from banks	30,388			33,106
Premises and equipment, net	32,024			37,942
Other assets	116,229			144,329
	$4,231,343			$4,187,666
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,675,355	13,386	1.61	$1,713,883	1,564	0.18
Time deposits	510,461	7,301	2.88	319,206	2,100	1.33
Total interest-bearing deposits	2,185,816	20,687	1.91	2,033,089	3,664	0.36
Short-term borrowings	20,845	546	5.28	88,091	684	1.57
Long-term debt	374,285	7,435	4.01	196,268	1,868	1.92
Total interest-bearing liabilities	2,580,946	28,668	2.24	2,317,448	6,216	0.54
Checking deposits	1,241,566			1,442,398
Other liabilities	37,541			29,342
	3,860,053			3,789,188
Stockholders' equity	371,290			398,478
	$4,231,343			$4,187,666

Net interest income (1)		$46,267			$58,755
Net interest spread (1)			1.43%			2.71%
Net interest margin (1)			2.25%			2.93%

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

	Six Months Ended June 30,
	2023 Versus 2022
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$42	$928	$970
Investment securities:
Taxable	1,039	3,469	4,508
Nontaxable	(1,300)	47	(1,253)
Loans	938	4,801	5,739
Total interest income	719	9,245	9,964
Interest Expense:
Savings, NOW & money market deposits	(70)	11,892	11,822
Time deposits	1,768	3,433	5,201
Short-term borrowings	(823)	685	(138)
Long-term debt	2,531	3,036	5,567
Total interest expense	3,406	19,046	22,452
Decrease in net interest income	$(2,687)	$(9,801)	$(12,488)

Net Interest Income

Net interest income on a tax-equivalent basis for the six months ended June 30, 2023 was $46.3 million, a decrease of $12.5 million, or 21.3%, from the same period of 2022. Net interest income declined due to the significant rise in interest rates, which resulted in the cost of deposits and long-term debt increasing at a faster pace than the yields on interest-earning assets. An increase in interest expense of $22.5 million was only partially offset by a $10.2 million increase in interest income. The cost of interest-bearing liabilities increased 170 bps while the yield on interest-earning assets increased 42 bps when comparing the first six months of 2023 and 2022. Also contributing to the decline in net interest income was a shift in the mix of funding as average noninterest-bearing deposits decreased $200.8 million while average interest-bearing liabilities increased $263.5 million. The $300 million interest rate swap entered into during the first quarter of 2023 increased interest income for the first six months of 2023 by $912,000.  Net interest margin for the first six months of 2023 was 2.25% compared to 2.93% for the same period of 2022. The Bank expects that net interest margin will remain under pressure throughout 2023 and into 2024 unless the FRB reduces short term rates and the yield curve steepens.

Management considers deposit betas to be the cumulative change in the rates paid on savings, NOW and money market deposits compared to the cumulative change in the fed funds rate. Historically in a rising rate environment, these deposit betas have been approximately 35% over a complete rising rate cycle. For the twelve months ended June 30, 2023, these deposit betas in the current rising rate cycle are approximately 34%. This could be because we are nearing the end of the cycle of deposits repricing higher. However, our historical tracking of deposit betas does not include a 500 bp rate increase over fifteen months with four consecutive 75 bp moves within the period. As a result, we cannot be confident that our historical betas will hold in this rate cycle. Based on the current pace of deposit rate increases, deposit betas could exceed 40%.

During the second quarter of 2023, we originated $76 million in loans at a weighted average rate of approximately 5.97% as compared to $38 million at a weighted average rate of approximately 6.05% during the first quarter of 2023. The Bank’s total loan pipeline was $135 million at the end of the current quarter. The origination volume and current loan pipeline reflect lower demand for loans in the marketplace and higher interest rates.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, excluding the loss on the sale of securities of $3.5 million, declined $1.3 million when comparing the six-month periods. The decline was comprised of the nonservice cost component of the Bank’s defined benefit pension plan and a payment received in the first quarter of 2022 for the conversion of the Bank’s retail broker and advisory accounts. Partially offsetting these items was a gain of $240,000 in the second quarter of 2023 from the sale of our last building in Glen Head, NY. Recurring components of noninterest income including BOLI and service charges on deposit accounts had increases of 5.6% and 2.3%, respectively.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

The increase in noninterest expense of $890,000 includes higher rent and FDIC insurance attributable to higher assessment rates. Salaries and benefits expense was down slightly when comparing the six-month periods mainly due to declines in incentive compensation and group health insurance expense offset by annual base salary increases and lower deferred compensation costs for loan originations.

Income Taxes

Income tax expense decreased $4.5 million and the effective tax rate declined from 20.2% to 11.6% when comparing the six-month periods. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Results of Operations - Second Quarter 2023 Versus Second Quarter 2022

Net income for the second quarter of 2023 decreased $5.6 million as compared to the second quarter of last year. The decrease is mainly attributable to a $7.9 million decline in net interest income for substantially the same reasons discussed above with respect to the six-month periods. Partially offsetting this was a decrease in the provision for credit losses of $726,000 and a decline in income tax expense of $2.0 million for substantially the same reasons previously discussed with respect to the six-month periods.

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

	June 30,	December 31,
(in thousands)	2023	2022
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$435	$480
Past due 30 through 89 days	887	750
Past due 90 days or more and still accruing	—	—
Nonaccrual	—	—
	1,322	1,230
Other real estate owned	—	—
	$1,322	$1,230

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

The ACL decreased $1.5 million during the first six months of 2023, amounting to $30.0 million, or 0.92% of total loans, at June 30, 2023 compared to $31.4 million, or 0.95% of total loans, at December 31, 2022. During the first six months of 2023, the Bank had loan chargeoffs of $442,000, recoveries of $33,000 and recorded a credit provision of $1.1 million. During the first six months of 2022, the Bank had loan chargeoffs of $168,000, recoveries of $43,000 and recorded a provision of $1.2 million. The credit provision in the current period was mainly due to an improvement in historical loss rates and declines in outstanding loans and average growth rates, partially offset by deteriorating economic conditions and net chargeoffs of $409,000. The provision in the 2022 period was mainly due to an increase in outstanding mortgage loans, partially offset by qualitative adjustments for current conditions and historical loss rates.

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

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at June 30, 2023. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has improved, inflation and increasing interest rates pose economic challenges and may result in higher chargeoffs and provisions.

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

The Corporation’s cash and cash equivalent position at June 30, 2023 was $77.5 million versus $74.2 million at December 31, 2022. The increase occurred primarily because cash provided by sales, paydowns or repayments of securities and loans, deposit inflows, proceeds from long-term debt and operations exceeded cash used to repay deposits and borrowings, purchase securities, originate loans and pay cash dividends.

Securities decreased $7.2 million during the first six months of 2023, from $673.4 million at year-end 2022 to $666.2 million at June 30, 2023. The decrease is primarily attributable to the sale of $148.9 million of municipal securities, maturities and redemptions of $23.3 million and an increase in the unrealized loss of $5.2 million, partially offset by purchases of $171.1 million during the period. The purchase and sale transactions were completed to help reduce the Bank’s liability sensitive position.

The Bank’s securities portfolio comprised 16% of total assets at June 30, 2023 and had a duration of approximately 4.0 years. Approximately 36% of the portfolio was comprised of floating rate assets, including $136.2 million of SBA agency obligations with a current yield of 6.13% that reprice quarterly based on the prime rate and represent 20% of the investment portfolio and $101.9 million of floating rate corporate bonds with a current yield of approximately 4.00% that reprice quarterly based on the ten year constant maturity swap rate.

Government agency fixed rate mortgage-backed securities, including collateralized mortgage obligations, were $279.5 million and comprised 42% of the investment portfolio at June 30, 2023. This portfolio had a current yield of 2.14%. The Bank expects approximately $29.7 million of cash inflows from the investment securities portfolio in 2023 and will look to reinvest them in higher yielding agency mortgage securities that provide some lock out protection when rates eventually decline. The remaining 22% of the portfolio is invested in tax exempt municipal bonds that currently yield 3.58%.

The $3.3 billion loan portfolio was comprised of $1.9 billion of commercial mortgages, $1.2 billion of residential mortgages and $119.4 million of commercial and industrial loans. Approximately $600 million, or 18%, will reprice by June 30, 2024, of which $300 million is related to the three-year interest rate swap transaction previously discussed and $149 million is related to loans such as revolving home equity and small business lines of credit. The Bank expects an additional $172 million, or 5%, of the loan portfolio to reprice from approximately 3.88% to 7.24% from June 30, 2024 to June 30, 2025 based on current rates. We expect approximately $315 million of cash inflows from the mortgage loan portfolio over the next twelve months.

During the first six months of 2023, total deposits were unchanged at $3.5 billion. Noninterest-bearing checking deposits declined $105.1 million, partially offset by growth in savings, NOW and money market deposits of $2.0 million and time deposits of $91.2 million. Noninterest-bearing checking deposits of $1.2 billion represent 35.3% of total deposits. Brokered time deposits remained at the same level as December 31, 2022, totaling $176.1 million, or 5.1%, of total deposits. Brokered time deposits have a weighted average cost of 4.43% and an average maturity of approximately five months, of which $74.9 million, or 43%, will mature in the third quarter of 2023 with an average cost of 5.08%. Reciprocal deposits under the Insured Cash Sweep (“ICS”) program were $28.0 million at June 30, 2023.

Long-term FHLB advances declined $28.5 million, or 6.9%, during the first six months of 2023, to $382.5 million at June 30, 2023. Maturities of $153.5 million with a weighted average rate of 2.18% were partially offset by new FHLB advances of $125.0 million with a weighted average rate of 4.93%. FHLB advances at June 30, 2023 had a weighted average cost of 4.51% and an average maturity of 1.1 years.

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

The Bank has $1.4 billion in collateralized borrowing lines with the FHLB of New York and the FRB of New York at June 30, 2023, as well as a $20 million unsecured line of credit with a correspondent bank. We also have $173.3 million in unencumbered cash and securities that can be pledged if needed to secure additional liquidity. In total, we have approximately $1.6 billion of available liquidity, compared to an aggregate of uninsured and uncollateralized deposits of $1.3 billion. Uninsured and uncollateralized deposits represent 38% of total deposits. While we have taken appropriate steps to ensure that we have ready access to the FRB’s Term Funding Program, we have not utilized that program and do not anticipate doing so in the immediate future.

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

Capital

Stockholders’ equity was $365.9 million at June 30, 2023 versus $364.5 million at December 31, 2022. The increase was mainly due to net income of $13.4 million, partially offset by cash dividends declared of $9.5 million and an increase in the after-tax loss on the Bank’s AFS investment securities of $3.7 million.

The Corporation’s ROA and ROE for the first six months of 2023 were 0.64% and 7.27%, respectively, compared to 1.18% and 12.43%, respectively, for the 2022 period. Book value per share was $16.22 at June 30, 2023, compared to $16.24 at year-end 2022. Based on the Corporation’s market value per share at June 30, 2023 of $12.02, the dividend yield is 7.0%.

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

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratios of the Corporation and the Bank at June 30, 2023 were 10.11% and 10.09%, respectively, and satisfy the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. Under this program, the Corporation has approval to repurchase another $15 million. No shares were repurchased in the first six months of 2023.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at June 30, 2023 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending June 30, 2024 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.1 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending June 30, 2024 and calculations of EVE at June 30, 2023 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at June 30, 2023		Year Ending June 30, 2024
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$416,300	-24.5%	$79,963	-9.7%
+ 200 basis point rate shock	457,504	-17.0%	82,523	-6.8%
+ 100 basis point rate shock	507,748	-7.9%	85,673	-3.2%
Base case (no rate change)	551,425	—	88,534	—
- 100 basis point rate shock	586,939	6.4%	90,842	2.6%
- 200 basis point rate shock	599,740	8.8%	91,422	3.3%
- 300 basis point rate shock	596,469	8.2%	90,796	2.6%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended June 30, 2024 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds and SBA agency obligations, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. At June 30, 2023, approximately $837 million, or 21%, of the Bank's loans and securities reprice or mature within one year. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would immediately pay less for overnight borrowings and be able to reduce deposit rates while the downward repricing of its assets would lag. The positive impact on net interest income of an immediate decrease in interest rates is somewhat constrained because the decrease is assumed to occur uniformly across the inverted yield curve. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table.

The negative impact of rising interest rates on net interest income for the year ended June 30, 2024 could be more significant than the amounts shown in the table because (1) deposit betas on nonmaturity deposits in the current rising rate cycle could be higher than historical deposit betas, (2) additional upward deposit repricing may occur on accounts that have lagged the market even if rates remain static, and (3) noninterest-bearing checking deposits could continue to migrate into interest-bearing accounts.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; the effects of the recent turmoil in the banking industry (including the failure of three financial institutions); conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates and the rate of inflation; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, in Part I under “Item 1A. Risk Factors” and in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the Securities and Exchange Commission from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Corporation is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Corporation's financial condition and results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the disclosure in Item 1A. Risk Factors, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The Corporation did not repurchase any shares in the second quarter of 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Securities Trading Plan of Directors and Executive Officers

During the three months ended June 30, 2023, none of the directors or executive officers of the Corporation adopted or terminated any contract, instruction or written plan for the purchase of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: August 2, 2023	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President,
Chief Financial Officer & Treasurer
(principal financial officer)