Form 10-Q
period 2023-09-30
FIRST OF LONG ISLAND CORP
filed 2023-11-01
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of October 31, 2023, the registrant had 22,588,430 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2023	2022
Assets:
Cash and cash equivalents	$56,199	$74,178
Investment securities available-for-sale, at fair value	663,503	673,413

Loans:
Commercial and industrial	114,552	108,493
Secured by real estate:
Commercial mortgages	1,913,333	1,916,493
Residential mortgages	1,181,949	1,240,144
Home equity lines	43,703	45,213
Consumer and other	1,336	1,390
	3,254,873	3,311,733
Allowance for credit losses	(29,663)	(31,432)
	3,225,210	3,280,301
Restricted stock, at cost	25,442	26,363
Bank premises and equipment, net	31,957	31,660
Right-of-use asset - operating leases	23,244	23,952
Bank-owned life insurance	113,231	110,848
Pension plan assets, net	10,694	11,049
Deferred income tax benefit	38,664	31,124
Other assets	28,922	18,623
	$4,217,066	$4,281,511
Liabilities:
Deposits:
Checking	$1,187,753	$1,324,141
Savings, NOW and money market	1,644,235	1,661,512
Time	605,522	478,981
	3,437,510	3,464,634
Short-term borrowings	—	—
Long-term debt	382,500	411,000
Operating lease liability	25,615	25,896
Accrued expenses and other liabilities	15,823	15,445
	3,861,448	3,916,975
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 22,573,422 and 22,443,380 shares	2,257	2,244
Surplus	79,837	78,462
Retained earnings	354,572	348,597
	436,666	429,303
Accumulated other comprehensive loss, net of tax	(81,048)	(64,767)
	355,618	364,536
	$4,217,066	$4,281,511

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Loans	$94,706	$86,181	$32,818	$30,032
Investment securities:
Taxable	15,877	6,556	6,594	2,751
Nontaxable	3,976	6,013	1,004	2,051
	114,559	98,750	40,416	34,834
Interest expense:
Savings, NOW and money market deposits	22,188	3,263	8,802	1,699
Time deposits	13,086	3,474	5,785	1,374
Short-term borrowings	596	775	50	91
Long-term debt	11,782	3,280	4,347	1,412
	47,652	10,792	18,984	4,576
Net interest income	66,907	87,958	21,432	30,258
Provision (credit) for credit losses	(1,227)	2,248	(171)	1,089
Net interest income after provision (credit) for credit losses	68,134	85,710	21,603	29,169

Noninterest income:
Bank-owned life insurance	2,383	2,253	809	763
Service charges on deposit accounts	2,243	2,346	703	840
Net loss on sales of securities	(3,489)	—	—	—
Other	2,802	4,896	732	1,444
	3,939	9,495	2,244	3,047
Noninterest expense:
Salaries and employee benefits	29,268	30,264	9,649	10,528
Occupancy and equipment	9,974	9,702	3,253	3,395
Other	10,010	9,246	3,262	3,091
	49,252	49,212	16,164	17,014
Income before income taxes	22,821	45,993	7,683	15,202

Income tax expense	2,641	8,965	883	2,738
Net income	$20,180	$37,028	$6,800	$12,464

Weighted average:
Common shares	22,538,520	22,973,209	22,569,716	22,746,302
Dilutive restricted stock units	69,010	89,817	86,914	99,208
	22,607,530	23,063,026	22,656,630	22,845,510
Earnings per share:
Basic	$0.90	$1.61	$0.30	$0.55
Diluted	0.89	1.61	0.30	0.55

Cash dividends declared per share	0.63	0.61	0.21	0.21

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income	$20,180	$37,028	$6,800	$12,464
Other comprehensive gain (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(24,139)	(96,238)	(18,942)	(31,021)
Change in funded status of pension plan	763	—	254	—
Change in net unrealized loss on derivative instruments	—	1,750	—	—
Other comprehensive gain (loss) before income taxes	(23,376)	(94,488)	(18,688)	(31,021)
Income tax expense (benefit)	(7,095)	(29,108)	(5,738)	(9,556)
Other comprehensive gain (loss)	(16,281)	(65,380)	(12,950)	(21,465)
Comprehensive income (loss)	$3,899	$(28,352)	$(6,150)	$(9,001)

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2023
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	22,443,380	$2,244	$78,462	$348,597	$(64,767)	$364,536
Net income				6,481		6,481
Other comprehensive gain					3,849	3,849
Shares withheld upon the vesting and conversion of RSUs	(47,275)	(5)	(846)			(851)
Common stock issued under stock compensation plans	103,015	11	6			17
Common stock issued under dividend reinvestment and stock purchase plan	32,665	3	500			503
Stock-based compensation			499			499
Cash dividends declared				(4,727)		(4,727)
Balance, March 31, 2023	22,531,785	2,253	78,621	350,351	(60,918)	370,307
Net income				6,899		6,899
Other comprehensive loss					(7,180)	(7,180)
Shares withheld upon the vesting and conversion of RSUs	(623)		(7)			(7)
Common stock issued under stock compensation plans	25,834	3	12			15
Stock-based compensation			638			638
Cash dividends declared				(4,738)		(4,738)
Balance, June 30, 2023	22,556,996	2,256	79,264	352,512	(68,098)	365,934
Net income				6,800		6,800
Other comprehensive loss					(12,950)	(12,950)
Common stock issued under stock compensation plans	987		13			13
Common stock issued under dividend reinvestment and stock purchase plan	15,439	1	187			188
Stock-based compensation			373			373
Cash dividends declared				(4,740)		(4,740)
Balance, September 30, 2023	22,573,422	$2,257	$79,837	$354,572	$(81,048)	$355,618

	Nine Months Ended September 30, 2022
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	23,240,596	$2,324	$93,480	$320,321	$(2,313)	$413,812
Net income				12,083		12,083
Other comprehensive loss					(27,684)	(27,684)
Repurchase of common stock	(202,886)	(20)	(4,480)			(4,500)
Shares withheld upon the vesting and conversion of RSUs	(25,628)	(3)	(542)			(545)
Common stock issued under stock compensation plans	75,483	8	8			16
Common stock issued under dividend reinvestment and stock purchase plan	18,505	2	380			382
Stock-based compensation			516			516
Cash dividends declared				(4,619)		(4,619)
Balance, March 31, 2022	23,106,070	2,311	89,362	327,785	(29,997)	389,461
Net income				12,481		12,481
Other comprehensive loss					(16,231)	(16,231)
Repurchase of common stock	(286,011)	(29)	(5,260)			(5,289)
Shares withheld upon the vesting and conversion of RSUs	(618)		(12)			(12)
Common stock issued under stock compensation plans	21,075	2	13			15
Stock-based compensation			600			600
Cash dividends declared				(4,569)		(4,569)
Balance, June 30, 2022	22,840,516	2,284	84,703	335,697	(46,228)	376,456
Net income				12,464		12,464
Other comprehensive loss					(21,465)	(21,465)
Repurchase of common stock	(209,579)	(21)	(4,079)			(4,100)
Common stock issued under stock compensation plans	899		16			16
Common stock issued under dividend reinvestment and stock purchase plan	12,790	1	217			218
Stock-based compensation			613			613
Cash dividends declared				(4,755)		(4,755)
Balance, September 30, 2022	22,644,626	$2,264	$81,470	$343,406	$(67,693)	$359,447

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$20,180	$37,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(1,227)	2,248
Provision (credit) for deferred income taxes	(445)	420
Depreciation and amortization of premises and equipment	2,314	2,743
Amortization of right-of-use asset - operating leases	1,988	1,978
Premium amortization on investment securities, net	1,597	1,228
Net loss on sales of securities	3,489	—
Stock-based compensation expense	1,510	1,729
Accretion of cash surrender value on bank-owned life insurance	(2,383)	(2,253)
Pension expense (credit)	1,118	(96)
Decrease in other liabilities	(1,210)	(3,450)
Other increases in assets	(12,545)	(1,170)
Net cash provided by operating activities	14,386	40,405
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	145,451	—
Proceeds from maturities and redemptions	41,389	38,085
Purchases	(206,155)	(65,454)
Net decrease (increase) in loans	56,318	(228,899)
Net decrease (increase) in restricted stock	921	(77)
Purchases of premises and equipment, net	(2,611)	(2,868)
Proceeds from sale of premises held-for-sale	2,291	—
Net cash provided by (used in) investing activities	37,604	(259,213)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(27,124)	271,512
Net decrease in short-term borrowings	—	(85,000)
Proceeds from long-term debt	125,000	140,000
Repayment of long-term debt	(153,500)	(61,487)
Proceeds from issuance of common stock, net of shares withheld	(167)	43
Repurchase of common stock	—	(13,889)
Cash dividends paid	(14,178)	(13,836)
Net cash provided by (used in) financing activities	(69,969)	237,343
Net increase (decrease) in cash and cash equivalents	(17,979)	18,535
Cash and cash equivalents, beginning of year	74,178	43,675
Cash and cash equivalents, end of period	$56,199	$62,210
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$44,961	$10,033
Income taxes	2,820	7,900
Operating cash flows from operating leases	2,189	3,179
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,280	16,874
Cash dividends payable	4,740	4,755

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has one wholly-owned subsidiary, FNY Service Corp. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

The consolidated financial information included herein as of and for the periods ended September 30, 2023 and 2022 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2022 consolidated balance sheet was derived from the Corporation's  December 31, 2022 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

The following table sets forth the components of accumulated OCI, net of tax.

		Current
	Balance	Period	Balance
(in thousands)	12/31/2022	Change	9/30/2023
Unrealized holding loss on available-for-sale securities	$(56,055)	$(16,810)	$(72,865)
Unrealized actuarial loss on pension plan	(8,712)	529	(8,183)
Accumulated other comprehensive loss, net of tax	$(64,767)	$(16,281)	$(81,048)

The components of OCI and the related tax effects are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Change in net unrealized holding gains or losses on available-for-sale securities:
Change arising during the period	$(27,628)	$(96,238)	$(18,942)	$(31,021)
Reclassification adjustment for losses included in net income (1)	3,489	—	—	—
	(24,139)	(96,238)	(18,942)	(31,021)
Tax effect	(7,329)	(29,646)	(5,816)	(9,556)
	(16,810)	(66,592)	(13,126)	(21,465)
Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	763	—	254	—
Tax effect	234	—	78	—
	529	—	176	—
Change in unrealized loss on derivative instrument:
Amount of gain during the period	—	1,324	—	—
Reclassification adjustment for net interest expense included in net income (3)	—	426	—	—
	—	1,750	—	—
Tax effect	—	538	—	—
	—	1,212	—	—
Other comprehensive gain (loss)	$(16,281)	$(65,380)	$(12,950)	$(21,465)

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

(3)	Represents the net interest expense recorded on derivative transactions and included in the consolidated statements of income under “interest expense.”

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$158,803	$4	$(26,212)	$132,595
Pass-through mortgage securities	169,593	—	(36,561)	133,032
Collateralized mortgage obligations	190,836	—	(26,924)	163,912
SBA agency obligations	130,422	340	(1,043)	129,719
Corporate bonds	119,000	—	(14,755)	104,245
	$768,654	$344	$(105,495)	$663,503

	December 31, 2022
State and municipals	$321,700	$136	$(16,589)	$305,247
Pass-through mortgage securities	179,655	—	(31,135)	148,520
Collateralized mortgage obligations	134,070	—	(20,676)	113,394
Corporate bonds	119,000	—	(12,748)	106,252
	$754,425	$136	$(81,148)	$673,413

Small Business Administration (“SBA”) agency obligations are floating rate, government guaranteed securities backed by $94.3 million of commercial mortgages and $35.4 million of equipment finance loans at September 30, 2023.

At September 30, 2023 and December 31, 2022, investment securities with a carrying value of $285.4 million and $350.8 million, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2023 and December 31, 2022.

There was no allowance for credit losses associated with the investment securities portfolio at September 30, 2023 or December 31, 2022.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses presented by the length of time the securities have been in a continuous unrealized loss position.

	September 30, 2023
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$41,455	$(4,754)	$89,020	$(21,458)	$130,475	$(26,212)
Pass-through mortgage securities	3,847	(212)	129,185	(36,349)	133,032	(36,561)
Collateralized mortgage obligations	64,123	(828)	99,790	(26,096)	163,913	(26,924)
SBA agency obligations	119,660	(1,043)	—	—	119,660	(1,043)
Corporate bonds	—	—	104,245	(14,755)	104,245	(14,755)
Total temporarily impaired	$229,085	$(6,837)	$422,240	$(98,658)	$651,325	$(105,495)

	December 31, 2022
State and municipals	$238,157	$(12,047)	$13,934	$(4,542)	$252,091	$(16,589)
Pass-through mortgage securities	12,667	(979)	135,853	(30,156)	148,520	(31,135)
Collateralized mortgage obligations	42,560	(1,515)	70,834	(19,161)	113,394	(20,676)
Corporate bonds	—	—	106,252	(12,748)	106,252	(12,748)
Total temporarily impaired	$293,384	$(14,541)	$326,873	$(66,607)	$620,257	$(81,148)

State and Municipals

At September 30, 2023, approximately $130.5 million of state and municipal bonds had an unrealized loss of $26.2 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At September 30, 2023, pass-through mortgage securities of approximately $133.0 million had an unrealized loss of $36.6 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At September 30, 2023, collateralized mortgage obligations of approximately $163.9 million had an unrealized loss of $26.9 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

SBA Agency Obligations

At September 30, 2023, SBA agency obligations of approximately $119.7 million had an unrealized loss of $1.0 million. These securities were issued by the SBA, a U.S. government agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At September 30, 2023, approximately $104.2 million of corporate bonds had an unrealized loss of $14.8 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at September 30, 2023.

Sales of AFS Securities. Sales of AFS securities were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Proceeds	$145,451	$—	$—	$—

Gains	$—	$—	$—	$—
Losses	(3,489)	—	—	—
Net loss	$(3,489)	$—	$—	$—

Income tax benefit related to the net realized losses for the nine months ended September 30, 2023 was $1.1 million.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at September 30, 2023 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage-backed securities, consisting of pass-through mortgage securities and collateralized mortgage obligations. Although these securities are expected to have substantial periodic repayments, they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$6,399	$6,366
After 1 through 5 years	70,738	62,651
After 5 through 10 years	126,625	114,775
After 10 years	109,310	88,459
Mortgage-backed securities	455,582	391,252
	$768,654	$663,503

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$114,552	$108,493
Commercial mortgages:
Multifamily	856,098	906,498
Other	823,015	789,140
Owner-occupied	234,220	220,855
Residential mortgages:
Closed end	1,181,949	1,240,144
Revolving home equity	43,703	45,213
Consumer and other	1,336	1,390
	$3,254,873	$3,311,733

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

The main drivers of the credit provision recorded in the first nine months of 2023 were improvements in historical loss rates, declines in outstanding loans and improved current and forecasted economic conditions, partially offset by net chargeoffs of $542,000.

The following tables present the activity in the ACL for the periods indicated.

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2023	Chargeoffs	Recoveries	Credit Losses	9/30/2023
Commercial and industrial	$1,543	$439	$60	$210	$1,374
Commercial mortgages:
Multifamily	8,430	—	—	(1,032)	7,398
Other	7,425	—	15	677	8,117
Owner-occupied	3,024	—	—	103	3,127
Residential mortgages:
Closed end	10,633	170	—	(1,187)	9,276
Revolving home equity	362	—	—	(7)	355
Consumer and other	15	8	—	9	16
	$31,432	$617	$75	$(1,227)	$29,663

	Balance at			Provision (Credit) for	Balance at
(in thousands)	7/1/2023	Chargeoffs	Recoveries	Credit Losses	9/30/2023
Commercial and industrial	$1,483	$119	$27	$(17)	$1,374
Commercial mortgages:
Multifamily	7,298	—	—	100	7,398
Other	8,022	—	15	80	8,117
Owner-occupied	3,161	—	—	(34)	3,127
Residential mortgages:
Closed end	9,619	48	—	(295)	9,276
Revolving home equity	369	—	—	(14)	355
Consumer and other	15	8	—	9	16
	$29,967	$175	$42	$(171)	$29,663

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2022	Chargeoffs	Recoveries	Credit Losses	9/30/2022
Commercial and industrial	$888	$424	$64	$940	$1,468
SBA PPP	46	—	—	(42)	4
Commercial mortgages:
Multifamily	8,154	—	—	267	8,421
Other	6,478	—	—	1,014	7,492
Owner-occupied	2,515	—	—	503	3,018
Residential mortgages:
Closed end	11,298	372	—	(345)	10,581
Revolving home equity	449	—	—	(101)	348
Consumer and other	3	—	—	12	15
	$29,831	$796	$64	$2,248	$31,347

	Balance at			Provision (Credit) for	Balance at
(in thousands)	7/1/2022	Chargeoffs	Recoveries	Credit Losses	9/30/2022
Commercial and industrial	$1,041	$344	$21	$750	$1,468
SBA PPP	7	—	—	(3)	4
Commercial mortgages:
Multifamily	8,877	—	—	(456)	8,421
Other	6,924	—	—	568	7,492
Owner-occupied	2,961	—	—	57	3,018
Residential mortgages:
Closed end	10,694	284	—	171	10,581
Revolving home equity	350	—	—	(2)	348
Consumer and other	11	—	—	4	15
	$30,865	$628	$21	$1,089	$31,347

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	September 30, 2023
	Past Due			Nonaccrual
(in thousands)	30-59 Days	60-89 Days	90 Days or More and Still Accruing	With an Allowance for Credit Loss	With No Allowance for Credit Loss	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$23	$90	$2	$—	$—	$115	$114,437	$114,552
Commercial mortgages:
Multifamily	—	—	—	—	—	—	856,098	856,098
Other	—	—	—	—	—	—	823,015	823,015
Owner-occupied	—	—	—	—	—	—	234,220	234,220
Residential mortgages:
Closed end	375	335	—	—	—	710	1,181,239	1,181,949
Revolving home equity	—	—	—	—	—	—	43,703	43,703
Consumer and other	—	—	—	—	—	—	1,336	1,336
	$398	$425	$2	$—	$—	$825	$3,254,048	$3,254,873

	December 31, 2022
Commercial and industrial	$297	$—	$—	$—	$—	$297	$108,196	$108,493
Commercial mortgages:
Multifamily	—	—	—	—	—	—	906,498	906,498
Other	—	—	—	—	—	—	789,140	789,140
Owner-occupied	—	—	—	—	—	—	220,855	220,855
Residential mortgages:
Closed end	452	—	—	—	—	452	1,239,692	1,240,144
Revolving home equity	—	—	—	—	—	—	45,213	45,213
Consumer and other	1	—	—	—	—	1	1,389	1,390
	$750	$—	$—	$—	$—	$750	$3,310,983	$3,311,733

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at September 30, 2023 or December 31, 2022.

Accrued interest receivable from loans totaled $10.1 million and $9.2 million at  September 30, 2023 and December 31, 2022, respectively, and is included in the line item “other assets” on the consolidated balance sheets.

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

	September 30, 2023
	Term Loans by Origination Year						Revolving
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$25,043	$31,577	$22,949	$5,202	$2,191	$10,748	$12,226	$109,936
Watch	—	—	2,618	—	—	—	—	2,618
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,998	—	—	—	—	—	1,998
Doubtful	—	—	—	—	—	—	—	—
	$25,043	$33,575	$25,567	$5,202	$2,191	$10,748	$12,226	$114,552

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(439)	$(439)
Current-period recoveries	—	—	—	—	—	—	60	60
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(379)	$(379)

Commercial mortgages – multifamily:
Risk rating:
Pass	$26,510	$192,724	$177,790	$37,533	$117,434	$303,957	$150	$856,098
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$26,510	$192,724	$177,790	$37,533	$117,434	$303,957	$150	$856,098

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – other:
Risk rating:
Pass	$63,272	$194,133	$221,503	$97,655	$33,848	$190,996	$22	$801,429
Watch	—	—	—	—	—	920	—	920
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20,666	—	20,666
Doubtful	—	—	—	—	—	—	—	—
	$63,272	$194,133	$221,503	$97,655	$33,848	$212,582	$22	$823,015

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	15	—	15
Current-period net chargeoffs	$—	$—	$—	$—	$—	$15	$—	$15

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$19,670	$54,635	$54,603	$23,784	$40,649	$33,479	$2,271	$229,091
Watch	—	—	5,129	—	—	—	—	5,129
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$19,670	$54,635	$59,732	$23,784	$40,649	$33,479	$2,271	$234,220

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2023
	Term Loans by Origination Year						Revolving
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans (1)	Total
Residential mortgages (2):
Risk rating:
Pass	$27,295	$196,900	$165,167	$34,418	$15,584	$748,638	$43,703	$1,231,705
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$27,295	$196,900	$165,167	$34,418	$15,584	$748,638	$43,703	$1,231,705

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(170)	$—	$(170)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$(170)	$—	$(170)

Consumer and other:
Risk rating:
Pass	$48	$233	$—	$—	$100	$2	$737	$1,120
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	216	216
	$48	$233	$—	$—	$100	$2	$953	$1,336

Current-period gross chargeoffs	$—	$(8)	$—	$—	$—	$—	$—	$(8)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$(8)	$—	$—	$—	$—	$—	$(8)

Total Loans	$161,838	$672,200	$649,759	$198,592	$209,806	$1,309,406	$59,325	$3,260,926
Total net chargeoffs	$—	$(8)	$—	$—	$—	$(155)	$(379)	$(542)

(1)	Includes revolving lines converted to term of $3.2 million of commercial and industrial, $1.0 million of owner-occupied commercial mortgage and $7.1 million of residential home equity.
(2)

Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $6.1 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at September 30, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. See "Note 7 - Derivatives" for more information on the fair value hedge.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at September 30, 2023 and changes during the nine month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2023	246,993	$18.35
Granted	182,811	15.43
Converted	(119,448)	18.32
Forfeited	(17,107)	17.55
Outstanding at September 30, 2023	293,249	$16.59	1.01	$3,375

As of September 30, 2023, there was $2.6 million of unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.6 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2023:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$132,595	$—	$132,483	$112
Pass-through mortgage securities	133,032	—	133,032	—
Collateralized mortgage obligations	163,912	—	163,912	—
SBA agency obligations	129,719	—	129,719	—
Corporate bonds	104,245	—	104,245	—
	663,503	—	663,391	112
Derivative - interest rate swaps	6,026	—	6,026	—
	$669,529	$—	$669,417	$112
December 31, 2022:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$305,247	$—	$304,680	$567
Pass-through mortgage securities	148,520	—	148,520	—
Collateralized mortgage obligations	113,394	—	113,394	—
Corporate bonds	106,252	—	106,252	—
	$673,413	$—	$672,846	$567

State and municipal AFS securities measured using Level 3 inputs. The Bank held two non-rated bond anticipation notes with a book value of $0.1 million at September 30, 2023. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at September 30, 2023.

Land and Buildings. Premises and facilities held-for-sale of $383,000 and $2.4 million at September 30, 2023 and December 31, 2022, respectively, are reported in the line item “Other assets” in the consolidated balance sheets and are measured at lower of cost or fair value on a nonrecurring basis.

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

	Level of	September 30, 2023		December 31, 2022
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$56,199	$56,199	$74,178	$74,178
Loans, net (1)	Level 3	3,225,210	2,922,691	3,280,301	3,064,849
Restricted stock	n/a	25,442	n/a	26,363	n/a

Financial Liabilities:
Checking deposits	Level 1	1,187,753	1,187,753	1,324,141	1,324,141
Savings, NOW and money market deposits	Level 1	1,644,235	1,644,235	1,661,512	1,661,512
Time deposits	Level 2	605,522	597,673	478,981	467,986
Short-term borrowings	Level 1	—	—	—	—
Long-term debt	Level 2	382,500	379,060	411,000	407,890

(1)	The decrease in fair value of net loans is mainly due to an increase in interest rates.

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

Fair Value Hedge. On March 16, 2023, the Bank entered into a three year interest rate swap with a notional amount totaling $300 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Bank pays a fixed rate of 3.82% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the nine months ended September 30, 2023 and the Corporation expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table summarizes information about the interest rate swap designated as a fair value hedge.

September 30, 2023
Notional amount	$300 million
Fixed pay rate	3.82%
Overnight SOFR receive rate	5.31%
Maturity	2.46 years

The carrying value of the closed portfolio of fixed rate residential mortgage loans at September 30, 2023 totaled $472.8 million. The amount identified as the last-of-layer in the open hedge relationship was $300.0 million, which is the amount of loans in the closed portfolio anticipated to be outstanding for the designated hedge period. The basis adjustment associated with the hedge was a $6.1 million contra asset as of September 30, 2023, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedged relationship.

During the first nine months of 2023, the Bank recorded a $1.9 million credit from the swap transaction as a component of interest income in the consolidated statements of income.

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

Interest expense recorded on the swap transaction, which totaled $426,000 for the nine months ended September 30, 2022, was recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps were reclassified to interest expense as interest payments were made on the Bank’s variable-rate liabilities. During the nine months ended September 30, 2022, the Corporation had $426,000 of reclassifications to interest expense.

The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swap for the nine months ended September 30, 2022.

	Nine Months Ended	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2022
Interest rate contract:
Amount of gain recognized in OCI (effective portion)	$1,324	$—
Amount of loss reclassified from OCI to interest expense	426	—
Amount of loss recognized in other noninterest income (ineffective portion)	—	—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of The First of Long Island Corporation’s financial condition and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with such financial statements. The Corporation’s financial condition and operating results principally reflect those of its wholly-owned subsidiary, The First National Bank of Long Island, and subsidiaries wholly-owned by the Bank, either directly or indirectly, FNY Service Corp. and The First of Long Island REIT, Inc. The consolidated entity is referred to as the Corporation and the Bank and its subsidiaries are collectively referred to as the Bank. The Bank’s primary service area is Nassau and Suffolk Counties on Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan.

Overview

Net income and diluted earnings per share for the first nine months of 2023 were $20.2 million and $0.89, respectively, compared to $37.0 million and $1.61, respectively, for the same period last year. Dividends per share increased 3.3%, from $0.61 for the first nine months of 2022 to $0.63 for the current period. Returns on average assets (“ROA”) and average equity (“ROE”) for the first nine months of 2023 were 0.64% and 7.29%, respectively, compared to 1.17% and 12.57%, respectively, for the same period last year. Book value per share was $15.75 at September 30, 2023 versus $16.24 at year end 2022.

The significant quarterly earnings contraction that took place in the fourth quarter of last year and the first quarter of this year has leveled off in the last two quarters. Net interest margin declined by 40 basis points ("bps") in the first quarter, 17 bps in the second quarter and 4 bps in the third quarter of 2023. We remain focused on our core business of commercial relationship banking and expense control to be in the best position to take advantage of a more favorable rate environment.

Analysis of Earnings – Nine Month Periods. Net income for the first nine months of 2023 was $20.2 million compared to $37.0 million in the same period last year. The primary drivers of the decrease were a decline in net interest income of $21.1 million and a loss on sale of securities of $3.5 million. These items were partially offset by a decrease in income tax expense of $6.3 million and a decrease in the provision for credit losses of $3.5 million.

Net interest income declined due to an increase in interest expense of $36.9 million that was partially offset by a $15.8 million increase in interest income. The cost of interest-bearing liabilities increased 184 bps while the yield on interest-earning assets increased 47 bps when comparing the first nine months of 2023 and 2022. Also contributing to the decline in net interest income was a shift in the mix of funding as average noninterest-bearing deposits decreased $216.0 million while average interest-bearing liabilities increased $239.8 million.

The provision for credit losses decreased $3.5 million when comparing the nine-month periods from a charge of $2.2 million in 2022 to a credit of $1.2 million in 2023. The credit provision for the current nine-month period was mainly due to an improvement in historical loss rates, declines in outstanding loans and improved current and forecasted economic conditions, partially offset by net chargeoffs of $542,000.

Noninterest income, excluding the loss on the sale of securities of $3.5 million in 2023, declined $2.1 million when comparing the nine-month periods. The decline was mostly due to the nonservice cost component of the Bank’s defined benefit pension plan and a first quarter of 2022 payment received for the conversion of the Bank’s retail broker and advisory accounts. Partially offsetting these items was a gain of $240,000 in the second quarter of 2023 from the sale of our last building in Glen Head, New York.

Noninterest expense was flat when comparing the nine-month periods in 2023 and 2022. A decline of $996,000 in salaries and benefits expense was partially offset by an increase of $764,000 in other expenses. The decline in salaries and benefits expense was mostly due to lower incentive compensation offset by annual base salary increases and lower deferred compensation costs for loan originations. The increase in other expense was largely attributable to higher FDIC insurance expense due to higher assessment rates.

Income tax expense decreased $6.3 million and the effective tax rate (income tax expense as a percentage of pre-tax book income) declined from 19.5% to 11.6% when comparing the nine-month periods. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT and bank-owned life insurance ("BOLI"). The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Liquidity. Total deposits declined by $27.1 million, or less than 1.00%, since December 31, 2022, which is the result of proactive management and the strength of our deposit franchise. Reflecting current trends in the industry, our mix of deposits has shifted to more interest-bearing deposits. Noninterest-bearing deposits made up 35% of total deposits at September 30, 2023. During the first nine months of 2023, brokered time deposits remained steady, representing approximately 5% of total deposits, and we reduced our long-term FHLB advances by $28.5 million, or 6.9%. We had no short-term borrowings at September 30, 2023.

The Bank had $1.3 billion in collateralized borrowing lines with the FHLB of New York and the Federal Reserve Bank ("FRB") at September 30, 2023, as well as a $20 million unsecured line of credit with a correspondent bank. We also had $271 million in unencumbered cash and securities. In total, we had approximately $1.6 billion of available liquidity, compared to an aggregate of uninsured and uncollateralized deposits of approximately $1.3 billion. Uninsured and uncollateralized deposits represented 38% of total deposits at September 30, 2023.

Asset Quality. The Bank’s allowance for credit losses to total loans (reserve coverage ratio) was 0.91% at September 30, 2023 as compared to 0.95% at December 31, 2022. The decrease in the reserve coverage ratio was mainly due to improvements in historical loss rates and current and forecasted economic conditions. There were no nonaccrual loans at September 30, 2023. Modified loans and loans past due 30 through 89 days remain at low levels.

Capital. The Corporation’s capital position remains strong with a leverage ratio of approximately 10.0% at September 30, 2023. Book value per share was $15.75 at September 30, 2023 versus $16.24 at year end 2022. The accumulated OCI component of stockholders’ equity is mainly comprised of a net unrealized loss in the AFS securities portfolio due to higher market interest rates. We have not repurchased any shares under the Corporation’s stock repurchase program in 2023 and the Corporation declared its quarterly cash dividend of $0.21 per share on September 28, 2023. The Board and management continue to evaluate both capital management tools to provide the best opportunity to maximize shareholder value.

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

	Nine Months Ended September 30,
	2023			2022
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$52,163	$1,969	5.05%	$35,373	$314	1.19%
Investment securities:
Taxable	564,857	13,908	3.28	438,475	6,242	1.90
Nontaxable (1)	209,566	5,033	3.20	317,802	7,611	3.19
Loans (1)	3,266,184	94,708	3.87	3,261,521	86,185	3.52
Total interest-earning assets	4,092,770	115,618	3.77	4,053,171	100,352	3.30
Allowance for credit losses	(30,531)			(30,332)
Net interest-earning assets	4,062,239			4,022,839
Cash and due from banks	31,410			34,041
Premises and equipment, net	32,107			37,967
Other assets	115,167			140,114
	$4,240,923			$4,234,961
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,668,506	22,188	1.78	$1,726,886	3,263	0.25
Time deposits	536,529	13,086	3.26	345,623	3,474	1.34
Total interest-bearing deposits	2,205,035	35,274	2.14	2,072,509	6,737	0.43
Short-term borrowings	14,993	596	5.31	62,837	775	1.65
Long-term debt	377,053	11,782	4.18	221,889	3,280	1.98
Total interest-bearing liabilities	2,597,081	47,652	2.45	2,357,235	10,792	0.61
Checking deposits	1,236,001			1,451,964
Other liabilities	37,736			31,826
	3,870,818			3,841,025
Stockholders' equity	370,105			393,936
	$4,240,923			$4,234,961

Net interest income (1)		$67,966			$89,560
Net interest spread (1)			1.32%			2.69%
Net interest margin (1)			2.21%			2.95%

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

	Nine Months Ended September 30,
	2023 Versus 2022
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$212	$1,443	$1,655
Investment securities:
Taxable	2,181	5,485	7,666
Nontaxable	(2,594)	16	(2,578)
Loans	42	8,481	8,523
Total interest income	(159)	15,425	15,266
Interest Expense:
Savings, NOW & money market deposits	(148)	19,073	18,925
Time deposits	2,668	6,944	9,612
Short-term borrowings	(924)	745	(179)
Long-term debt	3,286	5,216	8,502
Total interest expense	4,882	31,978	36,860
Decrease in net interest income	$(5,041)	$(16,553)	$(21,594)

Net Interest Income

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2023 was $68.0 million, a decrease of $21.6 million, or 24.1%, from the same period of 2022. Net interest income declined due to the rise in interest rates, which resulted in the cost of deposits and long-term debt increasing at a faster pace than the yields on interest-earning assets. An increase in interest expense of $36.9 million was partially offset by a $15.3 million increase in interest income. The cost of interest-bearing liabilities increased 184 bps while the yield on interest-earning assets increased 47 bps when comparing the first nine months of 2023 and 2022. Also contributing to the decline in net interest income was a shift in the mix of funding as average noninterest-bearing deposits decreased $216.0 million while average interest-bearing liabilities increased $239.8 million. The $300 million interest rate swap entered into during the first quarter of 2023 increased interest income for the first nine months of 2023 by $1.9 million. Net interest margin for the first nine months of 2023 was 2.21% compared to 2.95% for the same period of 2022.

Management considers deposit betas to be the cumulative change in the rates paid on savings, NOW and money market deposits compared to the cumulative change in the fed funds rate. Historically in a rising rate environment, these deposit betas have been approximately 35% over a complete rising rate cycle. These deposit betas in the current rising rate cycle are approximately 37%. This could be because we are nearing the end of the cycle of deposits repricing higher. However, our historical tracking of deposit betas does not include a 550 bp rate increase over eighteen months. Based on the current pace of deposit rate increases, deposit betas could exceed 40%.

During the third quarter of 2023, we originated $60 million in loans at a weighted average rate of approximately 6.37% as compared to $76 million at a weighted average rate of approximately 5.97% during the second quarter of 2023. The Bank’s total loan pipeline was $127 million at the end of the current quarter. The origination volume and current loan pipeline reflect low demand for loans in the marketplace and higher interest rates.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, excluding the loss on the sale of securities of $3.5 million in 2023, declined $2.1 million when comparing the nine-month periods. The decline was mostly due to the nonservice cost component of the Bank’s defined benefit pension plan and a first quarter of 2022 payment received for the conversion of the Bank’s retail broker and advisory accounts. Partially offsetting these items was a gain of $240,000 in the second quarter of 2023 from the sale of our last building in Glen Head, New York.  BOLI increased $130,000, or 5.8%, while service charges on deposit accounts decreased $103,000, or 4.4%, when compared to the prior year period. Service charges on deposit accounts decreased due to a decline in the fees on maintenance activity.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense was flat when comparing the nine-month periods ending September 30, 2023 and 2022.  A decline of $996,000 in salaries and benefits was partially offset by an increase of $764,000 in other expenses. The decline in salaries and benefits expense was mostly due to lower incentive compensation offset by annual base salary increases and lower deferred compensation costs for loan originations. The increase in occupancy and equipment expense was mainly due to higher software maintenance charges. The increase in other expense was largely attributable to higher FDIC insurance expense, due to higher assessment rates.

Income Taxes

Income tax expense decreased $6.3 million and the effective tax rate declined from 19.5% to 11.6% when comparing the nine-month periods. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Results of Operations - Third Quarter 2023 Versus Third Quarter 2022

Net income for the third quarter of 2023 decreased $5.7 million as compared to the third quarter of last year. The decrease is mainly attributable to a $8.8 million decline in net interest income, partially offset by a decrease in the provision for credit losses of $1.3 million and a decline in income tax expense of $1.9 million for substantially the same reasons discussed above with respect to the nine-month periods.

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

	September 30,	December 31,
(in thousands)	2023	2022
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$433	$480
Past due 30 through 89 days	823	750
Past due 90 days or more and still accruing	2	—
Nonaccrual	—	—
	1,258	1,230
Other real estate owned	—	—
	$1,258	$1,230

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

The ACL decreased $1.8 million during the first nine months of 2023, amounting to $29.7 million, or 0.91% of total loans, at September 30, 2023 compared to $31.4 million, or 0.95% of total loans, at December 31, 2022. During the first nine months of 2023, the Bank had loan chargeoffs of $617,000, recoveries of $75,000 and recorded a credit provision of $1.2 million. During the first nine months of 2022, the Bank had loan chargeoffs of $796,000, recoveries of $64,000 and recorded a provision of $2.2 million. The credit provision in the current period was mostly due to an improvement in historical loss rates, declines in outstanding loans and improved current and forecasted economic conditions, partially offset by net chargeoffs of $542,000. The provision in the 2022 period was mainly due to an increase in outstanding mortgage loans and chargeoffs, partially offset by lower historical loss rates and improvements in current and forecasted economic conditions.

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

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at September 30, 2023. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has improved, inflation and increasing interest rates pose economic challenges and may result in higher chargeoffs and provisions.

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

The Corporation’s cash and cash equivalent position at September 30, 2023 was $56.2 million versus $74.2 million at December 31, 2022. The decrease occurred primarily because cash used to repay deposits and borrowings, purchase securities, originate loans and pay cash dividends exceeded cash provided by sales, paydowns or repayments of securities and loans, deposit inflows, proceeds from long-term debt and operations.

Securities decreased $9.9 million during the first nine months of 2023, from $673.4 million at year-end 2022 to $663.5 million at September 30, 2023. The decrease is primarily attributable to the sale of $148.9 million of municipal securities, $41.4 million in maturities and redemptions and an increase in the unrealized loss of $24.1 million, partially offset by purchases of $206.2 million during the period. The purchase and sale transactions were completed to help reduce the Bank’s liability sensitive position.

During the first nine months of  2023, total deposits were largely unchanged at  $3.4 billion. Noninterest-bearing checking deposits declined  $136.4 million and savings, NOW and money market deposits declined  $17.3 million, partially offset by growth in time deposits of  $126.5 million. Noninterest-bearing checking deposits of $1.2 billion represent 35% of total deposits. Brokered time deposits remained at the same level as December 31, 2022, totaling $176.1 million, or 5.1%, of total deposits .

Long-term FHLB advances declined $28.5 million, or 6.9%, during the first nine months of 2023, to $382.5 million at September 30, 2023. Maturities of $153.5 million with a weighted average rate of 2.18% were partially offset by new FHLB advances of $125.0 million with a weighted average rate of 4.93%.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity at all times to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are maturities and monthly payments from its investment securities and loan portfolios, operations and sales of investment securities designated as AFS.

The Bank had $1.3 billion in collateralized borrowing lines with the FHLB of New York and the FRB at September 30, 2023, as well as a $20 million unsecured line of credit with a correspondent bank. We also had $271 million in unencumbered cash and securities. In total, we had approximately $1.6 billion of available liquidity, compared to an aggregate of uninsured and uncollateralized deposits of approximately $1.3 billion. Uninsured and uncollateralized deposits represented 38% of total deposits. While we have taken appropriate steps to ensure that we have ready access to the FRB’s Term Funding Program, we have not utilized that program.

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

Capital

Stockholders’ equity was $355.6 million at September 30, 2023 versus $364.5 million at December 31, 2022. The decrease was mainly due to an increase in the after-tax loss on the Bank’s AFS investment securities of $16.8 million and cash dividends declared of $14.2 million, partially offset by net income of $20.2 million.

The Corporation’s ROA and ROE for the first nine months of 2023 were 0.64% and 7.29%, respectively, compared to 1.17% and 12.57%, respectively, for the 2022 period. Book value per share was $15.75 at September 30, 2023, compared to $16.24 at year-end 2022. Based on the Corporation’s market value per share at September 30, 2023 of $11.51, the dividend yield is 7.3%.

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

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratio of the Corporation and the Bank at September 30, 2023 was 10.0% and satisfies the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. Under this program, the Corporation has approval to repurchase another $15 million. No shares were repurchased in the first nine months of 2023.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at September 30, 2023 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending September 30, 2024 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.1 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending September 30, 2024 and calculations of EVE at September 30, 2023 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at September 30, 2023		Year Ending September 30, 2024
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$379,810	-28.8%	$72,744	-14.1%
+ 200 basis point rate shock	425,088	-20.3%	76,428	-9.7%
+ 100 basis point rate shock	482,030	-9.6%	80,748	-4.6%
Base case (no rate change)	533,201	—	84,669	—
- 100 basis point rate shock	581,785	9.1%	88,277	4.3%
- 200 basis point rate shock	610,347	14.5%	90,384	6.7%
- 300 basis point rate shock	621,453	16.6%	91,132	7.6%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended September 30, 2024 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any time deposits or borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds and SBA agency obligations, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. At September 30, 2023, approximately $836 million of the Bank's loans and securities, or 20% of total assets, reprice or mature within one year. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would immediately pay less for short-term borrowings, if any, and be able to reduce deposit rates while the downward repricing of its assets would lag. The positive impact on net interest income of an immediate decrease in interest rates is somewhat constrained because the decrease is assumed to occur uniformly across the inverted yield curve. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table.

The negative impact of rising interest rates on net interest income for the year ended September 30, 2024 could be more significant than the amounts shown in the table because (1) deposit betas on nonmaturity deposits in the current rising rate cycle could be higher than historical deposit betas, (2) additional upward deposit repricing may occur on accounts that have lagged the market even if rates remain static, and (3) noninterest-bearing checking deposits could continue to migrate into interest-bearing accounts.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; the effects of the recent turmoil in the banking industry (including the failure of three financial institutions); conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates and the rate of inflation; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, in Part I under “Item 1A. Risk Factors” and in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, under “Item 1A. Risk Factors.” Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the Securities and Exchange Commission ("SEC") from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The Corporation did not repurchase any shares in the third quarter of 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

(a) The information below is reported in lieu of information that would be reported pursuant to a Current Report on Form 8-K filed with the Commission during the period under Items 5.02 and 5.03.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As previously disclosed by the Corporation in the Current Report on Form 8-K as filed with the SEC on October 26, 2023, the Corporation announced that Jay P. McConie, Executive Vice President and Chief Financial Officer of the Corporation, will step down from the position of Chief Financial Officer effective December 1, 2023 and Mr. McConie will remain with the Corporation as an Executive Vice President through December 31, 2023. Mr. McConie’s resignation from the Corporation and the Bank, effective December 31, 2023, is not the result, in whole or in part, of any disagreement with the Corporation’s or Bank’s management.

In connection with his resignation, the Corporation, the Bank and Mr. McConie entered into a Resignation and Consulting Agreement dated as of October 26, 2023 (the “Consulting Agreement). The initial term of the Consulting Agreement is three months and thereafter it will continue on a month-to-month basis unless either party provides notice of termination. Under the Consulting Agreement, Mr. McConie’s employment agreement with the Corporation and Bank will terminate as of December 31, 2023 and Mr. McConie will not be entitled to any payments or benefits under the employment agreement. Under the Consulting Agreement, Mr. McConie will receive the following benefits in connection with consulting services that he will provide to the Corporation and Bank: (i) a monthly consulting fee of $25,000 for January, February and March of 2024, payable monthly in arrears, (ii) thereafter, monthly payments of $10,000, which shall be paid monthly in arrears, until either party terminates the Consulting Agreement. A copy of the Resignation and Consulting Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

In connection with the foregoing, the Corporation also announced on October 26, 2023 that Janet T. Verneuille, the Corporation's current Executive Vice President and Chief Risk Officer, will succeed Mr. McConie as Chief Financial Officer and will be promoted to Senior Executive Vice President, effective December 1, 2023. Information as to the age, background and business experience of Ms. Verneuille is incorporated by reference to page 14 of the Corporation's proxy statement dated March 9, 2023 (the "Proxy Statement") (under "Management"), relating to the 2023 Annual Meeting of Stockholders ("2023 Annual Meeting"), as filed with the SEC. Information as to the employment agreement between the Corporation, the Bank and Ms. Verneuille is incorporated by reference to pages 29 and 30 of the Proxy Statement (under "Employment Agreements"), relating to the 2023 Annual Meeting, as filed with the SEC.

(c) Securities Trading Plan of Directors and Executive Officers

During the three months ended September 30, 2023, none of the directors or executive officers of the Corporation adopted or terminated any contract, instruction or written plan for the purchase of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Resignation and Consulting Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: November 1, 2023	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JAY P. MCCONIE
Jay P. McConie, Executive Vice President,
Chief Financial Officer & Treasurer
(principal financial officer)