Form 10-K
period 2023-12-31
FIRST OF LONG ISLAND CORP
filed 2024-03-08
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

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

The aggregate market value of the Corporation’s voting common stock held by nonaffiliates as of June 30, 2023, the last business day of the Corporation’s most recently completed second fiscal quarter, was $253.8 million. This value was computed by reference to the price at which the stock was last sold on June 30, 2023 and excludes $17.4 million representing the market value of common stock beneficially owned by directors and executive officers of the registrant.

As of March 4, 2024, the registrant had 22,462,725 of shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2024 are incorporated by reference into Part III.

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

The Bank was organized in 1927 as a national banking association under the laws of the United States of America. The Bank has one wholly-owned subsidiary: FNY Service Corp., an investment company. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust.

All the financial operations of the Corporation are aggregated in one reportable operating segment. All revenues are attributed to and all long-lived assets are located in the United States.

The Bank’s revenues are derived principally from interest on loans and investment securities, service charges and fees on deposit accounts and bank-owned life insurance (“BOLI”).

The Bank did not commence, abandon or significantly change any of its lines of business during 2023.

Markets Served and Products Offered

The Bank serves the financial needs of small to middle market businesses, professional service firms, not-for-profits, municipalities and consumers primarily in Nassau and Suffolk Counties of Long Island, and the boroughs of New York City (“NYC”). The Bank has 40 branch locations including 16 branches in Nassau, 16 in Suffolk, five in Queens, two in Brooklyn and one in Manhattan. During 2023, the Bank closed one branch in Nassau and relocated two of its branches in Suffolk, offering an improved customer experience and modern design. The Bank continues to evaluate the strategic placement of its branch network and invests in digital channels to best serve customer demand both within and beyond its physical locations.

The Bank’s loan portfolio is primarily comprised of loans to borrowers on Long Island and in the boroughs of NYC, and its real estate loans are principally secured by properties located in those areas. The Bank’s investment securities portfolio is comprised of direct obligations of the U.S. government and its agencies, obligations of the Small Business Administration ("SBA"), corporate bonds of large U.S. financial institutions and highly rated obligations of states and political subdivisions.

The Bank offers trust, estate, custody and investment services through a partnership with Financial Resources Group, an affiliate of LPL Financial ("LPL"). The Bank offers residential mortgage loans through a co-marketing referral agreement with Rocket Mortgage®.

In addition to its loan, investment and deposit products, the Bank offers a wide array of banking services to its customers through its branch network, mobile applications and interactive website.

Competition

The Bank encounters substantial competition in its banking business from numerous other financial services organizations that have offices located in the communities served by the Bank. Principal competitors are large money center, regional and community banks located within the Bank’s market area, mortgage brokers, brokerage firms, credit unions and fintech or e-commerce companies. The Bank competes for loans and deposits by offering a high level of customer service, flexible product structures, competitive pricing, convenient locations and maintaining a well-designed website. Cash management tools and digital channels support our loan and deposit offerings.

Investment Activities

The Bank’s investment policy, as approved by the Asset Liability Committee of the Board (“ALCO”) and supervised by both the ALCO and the Management Asset Liability Committee, is intended to promote investment practices which are both safe and sound and in full compliance with applicable regulations. Investment authority is granted and amended as necessary by the Board of Directors or ALCO.

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

At year end 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Bank’s investment portfolio at December 31, 2023 was comprised of available-for-sale (“AFS”) securities totaling $695.9 million and was made up of state and municipal securities of $143.6 million, pass-through mortgage securities of $138.6 million, CMOs of $182.3 million, SBA agency obligations of $125.5 million and corporate bonds of $105.9 million. Substantially all the municipal securities are rated AA or better. The pass-through mortgage securities and CMOs are issued by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). GNMA is a U.S. government agency and FNMA and FHLMC are U.S. government-sponsored agencies. SBA agency obligations are floating rate, government guaranteed securities backed by $92.2 million of commercial mortgages and $33.3 million of equipment finance loans at December 31, 2023. The corporate bonds are investment grade securities issued by large U.S. based financial institutions with variable rates that reset quarterly based on the ten-year swap rate.

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

The Bank’s loan portfolio is primarily comprised of loans to small and middle market businesses, professional service firms, real estate investors and consumers on Long Island and in the boroughs of NYC. The Bank’s range of lending services includes commercial mortgage loans, commercial and industrial loans, SBA loans, construction and land development loans, consumer loans and standby letters of credit. During 2023, the Bank discontinued the origination of residential mortgages. Commercial lending is emphasized and supported by increases in credit and lending staff.

The Bank makes both fixed and variable rate loans. Variable rate loans reprice primarily with changes in the prime interest rate as published in The Wall Street Journal, U.S. Treasury rates and the Secured Overnight Financing Rate (“SOFR”).

Commercial and Industrial Loans. Commercial and industrial loans include short-term business loans and lines of credit; revolving credit facilities, term and installment loans; common interest realty association (“CIRA”) loans, asset-based loans, leveraged loans and small business loans as described hereinafter. Commercial and industrial loans may be secured by general business assets, specific equipment, cash and other liquid collateral, or real estate. The Bank makes commercial and industrial loans on a demand basis, short-term basis, installment or revolving basis. Short-term business loans are generally due and payable within one year and should be self-liquidating during the normal course of the borrower’s business cycle. Lines of credit are reaffirmed annually and generally require an annual cleanup period. Revolving credit facilities, term and installment loans are usually due and payable within five years. The Bank’s loan policy delineates the minimum required guarantee based on specific loan categories.

Commercial Mortgage Loans. The Bank makes commercial mortgage loans secured by owner-occupied and investment properties, including multifamily properties. Applicants will be considered for approval provided they, as well as any guarantors, have satisfactory credit history and can demonstrate the ability to repay through documentation such as financial statements, leases and rent rolls. The Bank obtains independent appraisals in accordance with regulatory requirements and an appropriate environmental assessment. All properties are inspected by Bank personnel and/or approved third-party vendors before closing on the mortgage and annually thereafter for loans over $2.5 million. Properties may also be re-inspected if concerns arise during the Bank’s annual review process described below. Commercial mortgage loans generally mature in 10 years with amortization schedules ranging between 20 and 30 years. We strive to reprice commercial mortgage loans every five years although pricing may be fixed for longer terms. The Bank will generally not lend more than 75% of appraised value for investment properties, including multifamily properties.

Construction Loans. From time to time, the Bank makes loans to finance the construction of both residential and commercial properties. The maturity of such loans is generally 24 months or less and advances are made as the construction progresses. The advances can require the submission of bills and lien waivers by the contractor, verification by a Bank-approved inspector that the work has been performed, and title insurance updates to ensure that no intervening liens have been placed. The Bank also will consider loans on unimproved land subject to a maximum loan-to-value of 50% and a maximum 10 year term and amortization. Variable rate construction and land development loans are included in commercial mortgages on the consolidated balance sheets.

Consumer Loans and Lines. The Bank makes secured and unsecured consumer loans, establishes revolving overdraft lines of credit and issues VISA® credit cards. Consumer loans are generally made on an installment basis over terms not in excess of five years. In reviewing loans and lines for approval, the Bank generally considers the borrower’s ability to repay, stability of employment and residence and past credit history.

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

The Bank offers checking and interest-bearing deposit products. The Bank has a variety of business and personal checking products that differ in minimum balance requirements and fees, if any. Interest-bearing deposit products, which have a wide range of interest rates and terms, consist of negotiable order of withdrawal (“NOW”) accounts, interest on lawyer accounts, escrow service accounts, rent security accounts, personal and nonpersonal money market and savings accounts, time deposits and individual retirement accounts.

The Bank relies primarily on its branch network, customer service, calling programs, lending relationships, referral sources, competitive pricing and advertising to attract and retain local deposits. The flow of deposits is influenced by general economic conditions, changes in interest rates and competition.

Human Capital Resources

We aspire to provide all employees equal opportunity to realize their maximum potential with the Bank. We are a diverse workplace that encourages open and honest employee comment without retaliation. We seek to attract, recruit and retain a workforce which is reflective of the communities in which we live and work. By encouraging different viewpoints, styles, experiences, cultures, ethnicities, sexual orientations and gender identities, we build a more flexible, creative and competitive corporate culture while remaining socially accountable to our local communities. Using employee feedback, we implemented initiatives to improve communication and enhance employee development opportunities.

Employee Profile. At December 31, 2023, we had approximately 288 full time equivalent employees in locations across the New York ("NY") metropolitan area. This represents a decrease of 15 employees, or 5.0%, from December 31, 2022 due to factors such as reducing branch hours, improving technology and eliminating our residential mortgage sales department.

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

Talent. A core tenet of maintaining our highly skilled workforce is to foster career opportunities for existing staff while actively recruiting seasoned bankers for certain roles. Hiring entry level staff is also important as we prepare for our future. These approaches create loyalty in our employee base while also bringing in new perspectives and ideas to help us grow the business, expand our product lines and benefit our customers. We believe a favorable reputation in the marketplace and our corporate headquarters centrally located in Melville on Long Island allows us to attract highly skilled workers. We use internal and external resources to identify the best job candidates while encouraging employee referrals for open positions.

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

As a national bank, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Insured banks, such as the Bank, are subject to extensive regulation of many aspects of their businesses. These regulations generally relate to: (1) the nature and amount of loans that may be made by the Bank and the rates of interest that may be charged; (2) types and amounts of other investments; (3) branching; (4) anti-money laundering and Office of Foreign Control ("OFAC"); (5) permissible activities; (6) reserve requirements; (7) information security and technology; and (8) dealings with officers, directors and affiliates.

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

Payment of Dividends. The source of the Corporation’s liquidity is dividends from the Bank. Prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status and absent affirmative governmental approvals, during 2024 the Bank could declare dividends to the Corporation of approximately $25.1 million plus any 2024 net profits retained to the date of the dividend declaration.

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

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at December 31, 2023 was 10.05% and 10.13%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of the current expected credit loss (“CECL”) methodology.

PCA Regulations. The Federal Deposit Insurance Act, as amended (“FDIA”), requires that the federal banking agencies take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the PCA regulations: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2023, the Bank was well capitalized.

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

Community Reinvestment Act and Fair Lending Laws. The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of proposed acquisition transactions. The Bank received a “Satisfactory” CRA rating on its most recent CRA examination. The Bank and the Corporation are firmly committed to the practice of fair lending and maintaining strict adherence to all federal and state fair lending laws which prohibit discriminatory lending practices.

On May 5, 2022, the federal banking agencies released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and the related regulatory framework. This final rule was codified on October 24, 2023 with an effective date of April 1, 2024. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a "large bank." The agencies will evaluate large banks under four performance tests: the Retails Lending test, the Retail Services and Products Test, the Community Development Financing Test and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The Bank is committed to comply with the changes, much of which are programmatic changes that will address technology changes in the banking industry and providing greater clarity, consistency and transparency in the application of the CRA.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLB System”), which consists of 11 regional Federal Home Loan Banks (each a “FHLB”). The FHLB System provides a central credit facility primarily for member banks. As a member of the FHLB of New York ("FHLBNY"), the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 4.5% of its borrowings from the FHLB (transaction-based stock) plus 0.125% of the total principal amount at the beginning of the year of the Bank’s unpaid residential real estate loans, commercial real estate loans, home equity loans, CMOs and other similar obligations (membership stock). At December 31, 2023, the Bank was in compliance with the FHLB’s capital stock ownership requirement.

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

Anti-Money Laundering and the USA PATRIOT Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (“Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. The Bank and the Corporation are firmly committed to maintaining strong policies, procedures and controls to ensure compliance with anti-money laundering laws and regulations and to combat money laundering and terrorist financing. In recent months, the Financial Crimes Enforcement Network ("FinCEN"), a division of the U.S. Treasury Department, has begun to promulgate regulations to establish a national beneficial owner registry for legal entities, as mandated under the Anti-Money Laundering Act of 2020 (“AMLA”) and the Corporate Transparency Act (“CTA”). The AMLA and CTA are included in the National Defense Authorization Act of 2020, passed in December of 2020. The AMLA and CTA establish a federal beneficial ownership registry, new-and-enhanced Bank Secrecy Act penalties, expands the ability to subpoena foreign banks and creates an expanded whistleblower reward program. On January 1, 2024, the U.S. Department of the Treasury's FinCEN began accepting beneficial ownership information reports as part of the promulgated registry.

Office of Foreign Assets Control. The OFAC of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. The Bank maintains a risk based OFAC program to screen applicable transactions against the required watchlists.  Additionally, the Bank remains aware of geo-political and high-risk jurisdiction guidance that is released by government agencies periodically.

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

Availability of Reports

The Bank maintains a website at www.fnbli.com. The Corporation’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to these reports and proxy materials filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Bank’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. To access these reports go to the homepage of the Bank’s website, hover over FLIC and click on “FLIC Investor Relations,” place the cursor over “Financial Information” and click on “SEC Filings.” This will bring you to a listing of the Corporation’s reports. Information on our website shall not be considered a part of this Annual Report on Form 10-K. Our SEC filings are also available on the SEC’s website at www.sec.gov.

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

Deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, the value of real estate collateral securing our mortgage loans, the financial strength of our borrowers and our on-going operations, costs and profitability. A recession or slowed economic conditions could lead to decreased consumer spending and lower profits, while rising interest rates could increase borrower costs and make it more difficult for companies to access capital. Declines in real estate values, sales volumes and employment levels together with increased vacancy rates, particularly in the NY metropolitan area, may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to increase our credit loss reserves, incur credit losses and may adversely affect our financial condition and results of operations. The majority of our loan portfolio is secured by real estate in the NY metropolitan area.

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

Inflation rose sharply in 2021, remained elevated through 2022, and the rate of inflation began to moderate in 2023. Inflation may present a significant risk as it can lead to increased costs and reduced purchasing power for consumers. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly. Furthermore, a prolonged period of inflation could cause wages and other operating costs to increase. These factors could adversely affect our results of operations and financial condition.

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

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict such as the Russia-Ukraine war and conflicts in the Middle East, supply chain disruptions, terrorism or other geopolitical events. Global market fluctuations may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, resulting from the above factors or otherwise, could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

Interest Rates and Asset Quality

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

The credit risk within the Bank’s loan portfolio primarily stems from factors such as changes in the borrower’s financial condition, credit concentrations, changes in collateral values, economic conditions, rent regulation and environmental contamination of properties securing mortgage loans. The Bank’s commercial loans, including those secured by mortgages, are primarily made to small and medium-sized businesses. Such loans sometimes involve a higher degree of risk than those to larger companies because such businesses may have shorter operating histories, higher debt-to-equity ratios and may lack sophistication in internal record keeping and financial and operational controls. In addition, most of the Bank’s loans are made to businesses and consumers on Long Island and in the boroughs of NYC, and a large percentage of these loans are mortgage loans secured by properties located in those areas. At December 31, 2023, residential mortgage loans, including home equity lines of credit, amounted to approximately $1.2 billion and comprised approximately 37% of total loans. The primary source of repayment for residential mortgage loans is cash flows from individual borrowers and co-borrowers. At December 31, 2023, multifamily loans amounted to approximately $857.2 million and comprised approximately 45% of the Bank’s total commercial mortgage portfolio and approximately 26% of total loans. The primary source of repayment for multifamily loans is cash flows from the underlying properties, which generally involves a greater risk than residential real estate loans because of legislation and government regulations involving rent control, rent stabilization and eviction, which are outside the control of the borrower or the Bank and could impair the value of the collateral for the loans. Cash flows for both residential mortgage and multifamily loans are dependent on the strength of the local economy.

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

In a period of rising interest rates, the interest income earned on the Bank’s assets may not increase as rapidly as the interest paid on its liabilities such as deposits and FHLB advances. The Bank’s cost of funds is expected to increase more rapidly than interest earned on its loan and investment portfolios as its primary source of funds is deposits and FHLB advances with generally shorter maturities or repricing characteristics than the maturities and repricing characteristics of its loans and investments. At December 31, 2023, 21.6% of the Bank’s loans and securities reprice or mature within one year. This makes the balance sheet more liability sensitive in the short-term. In addition, in a period of rising interest rates, noninterest-bearing deposits may convert to interest-bearing deposits further increasing the Bank’s funding costs. The current economic environment, characterized by a high rate of inflation, a pause after a period of rapidly rising interest rates and an inverted yield curve, presents significant financial challenges to the Corporation.

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

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities and loan portfolios. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2023, our AFS securities portfolio totaled $695.9 million. Unrealized gains and losses on AFS securities are reported as a separate component of stockholders’ equity. Therefore, decreases in the fair value of AFS securities resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

The performance of our multifamily real estate loans could be adversely impacted by regulation.

Multifamily real estate loans generally involve a greater risk of non-payment and loss than one-to-four family residential real estate loans. Repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

Additionally, legislation and government regulations involving rent control and rent stabilization which are outside the control of the borrower or the Bank, could impair the value of the collateral for the loan or the future cash flow of such properties. As an example, on June 14, 2019, the New York State legislature passed the New York Housing Stability and Tenant Protection Act of 2019. This legislation represents the most extensive reform of New York State’s rent laws in several decades and generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multifamily loans or the future net operating income of such properties could potentially become impaired which, in turn, could have a material adverse effect on our financial condition and results of operations. To date, the Company has not experienced any material negative impacts as a result of this legislation.

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

Regulatory Matters

If our regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected, and we may face greater risk in our loan portfolio.

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial mortgage lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial mortgages, including loans secured by apartment buildings, investor commercial mortgages and construction and land loans ("CRE loans"), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE loan portfolio has increased by 50% or more during the preceding 36 months ("CRE growth rate"). The Company’s CRE loans, equaled 361% of total risk-based capital at December 31, 2023 and the Company's CRE growth rate during the 36-month period ended December 31, 2023 was 30.7%. The Company did not meet the combined thresholds for increased supervisory scrutiny. However, if our regulators were to impose restrictions on the amount of CRE loans we can hold in our portfolio or require higher capital ratios as a result of the level of CRE loans held, our earnings would be adversely affected.

If we are limited in our ability to originate loans secured by commercial real estate, we may incur greater risk in our loan portfolio. For example, we are and may continue to seek to further increase our growth rate in commercial and industrial loans, including both secured and unsecured commercial and industrial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses and personal guarantees. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and typically include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly, and it may not be as readily saleable if repossessed. Therefore, we may be exposed to greater risk of loss on these credits.

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

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation (“DFPI”), on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the DFPI, and in each case the FDIC was appointed receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and a less stable source of funding than insured deposits. These failures have led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

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

There can be no assurance that we will continue to declare cash dividends.

The declaration and payment of any dividend is subject to the approval of our Board of Directors and our dividend may be discontinued or reduced at any time. Our ability to pay cash dividends is limited by restrictions or limitations on our ability to obtain sufficient funds through dividends from the Bank. There can be no assurance that the current payout ratio is sustainable or that we will be able to declare cash dividends in the future in any particular amounts, or at all. For additional information, see "Item 1 - Business - Payment of Dividends."

The Bank and Corporation may not have sufficient funds or funding sources to meet liquidity demands.

Liquidity risk is the risk that the Bank will not have sufficient funds to accommodate loan growth, meet deposit outflows or make contractual payments on borrowing arrangements. The Bank encounters significant competition for deposits in its market area from larger banks, various community banks, credit unions and other financial services organizations. This competition for deposits, particularly in the recent rapidly rising interest rate environment, could result in significant outflows and further exert upward pressure on the Bank’s funding costs. In addition, the Bank’s concentration of deposits with certain customers could limit our ability to favorably reprice deposits and grow net interest income, net interest margin and earnings.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are overnight investments and maturities and monthly payments on its investment securities and loan portfolios.

The Bank is a member of the FRB of NY (“FRBNY”) and the FHLBNY and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FHLBNY and FRBNY. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation may raise funds through its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). However, the Bank’s FRBNY membership, FHLBNY membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. The Bank’s borrowing capacity may be adjusted by the FRBNY or the FHLBNY and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding. Regulatory or strategic changes affecting the access to and availability of funding from the FHLBNY could adversely impact the Bank’s liquidity.

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

The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments, including FHLB advances, federal funds purchased and brokered CDs. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover the increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our securities and/or loan portfolio to raise funds which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2023, we had a net unrealized loss of $71.9 million on our AFS securities portfolio resulting from the change in the interest rate environment. Investment securities totaled $695.9 million, or 16% of total assets, at December 31, 2023.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory PCA directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

A decline in the Corporation’s market capitalization could negatively impact the price, trading volume and liquidity of our common stock.

The Corporation’s common stock is included in the Russell 3000 and Russell 2000 Indexes, which are reconstituted annually. Upon reconstitution in May 2023, the median market capitalization of the Russell 2000 index was $896.6 million, the capitalization of the largest company in the index was $6.0 billion and the capitalization of the smallest company in the index was $159.5 million. The Corporation’s market capitalization was approximately $299 million on December 31, 2023. If the Corporation’s market capitalization falls below the minimum necessary to be included in the indexes at any future reconstitution date, the price, trading volume and liquidity of its common stock may be negatively impacted.

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

The delivery of financial products and services has increasingly become technology driven. The Bank’s ability to competitively meet the needs of its customers in a cost-efficient manner is dependent on its ability to keep pace with technological advances and to invest in new technology as it becomes available. The ability to keep pace with technological change is important, and failure to do so could have a material adverse impact on the Corporation’s business, financial condition and results of operations.

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

The inability to control the risks associated with social media and other internet postings could adversely impact the Corporation's business and reputation.

Customers, shareholders, employees and outsiders could potentially share sensitive or inaccurate information on social media platforms or engage in behavior that may reflect poorly on the company and lead to adverse impacts on the Corporation’s business. While social media activity may provide benefits like increased brand awareness, even positive social media posts have the potential to create controversy and increase the Corporation's risk profile.

Mergers and acquisitions involve numerous risks and uncertainties.

The Corporation may in the future pursue mergers and acquisitions opportunities. Mergers and acquisitions involve a number of risks and challenges, including the expenses involved; potential diversion of management’s attention from other strategic matters; integration of branches and operations acquired; outflow of customers from the acquired branches; retention of personnel from acquired companies or branches; competing effectively in geographic areas not previously served; managing growth resulting from the transaction; and dilution in the acquirer's book and tangible book value per share.

Security

System failures, interruptions and security breaches could negatively impact our customers, reputation and results of operations.

The Bank outsources most of its data processing to TPSPs. If TPSPs encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for customer transactions could be affected, and the Bank’s business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through TPSPs. The Bank’s website and online banking products have been the target of cyberattacks in the past. While the Bank and its TPSPs believe they have successfully blocked attempts to infiltrate the Bank’s systems, there is always the possibility that successful attacks have not yet been identified and future attacks may not be blocked. A significant cybersecurity incident may be determined to be material insider information and would prohibit corporate insiders from trading in the Corporation’s stock until appropriate public disclosures are made.

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

These precautions may not protect our systems from all compromises or breaches of security and there can be no assurance that such events will not occur or that they will be adequately addressed if they do. The Bank carries a cyber liability insurance policy to mitigate the risks of financial loss. However, the occurrence of any systems failure, interruption or breach of security could damage the Bank’s reputation and result in a loss of customers and business, could subject the Bank to additional regulatory scrutiny or could expose the Bank to civil litigation and possible financial liability beyond any insurance coverage. Any of these occurrences could have a material adverse effect on the Corporation’s financial condition and results of operations.

Risks associated with cybersecurity could negatively affect our earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyberattacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions.

We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third-party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyberattacks and identity theft. Large scale identity theft could result in customers’ accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities, but they may not fully protect us from fraudulent financial losses.

The occurrence of a breach of security involving our customers’ information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

While our Board of Directors takes an oversight role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Our Board of Directors takes an oversight role in the cybersecurity risk tolerance of the Corporation and all members receive cybersecurity training annually. The Board approves information technology policies, including those relative to cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Corporation and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including but not limited to the following risks: operational, regulatory compliance, reputational, strategic, information technology, data security and privacy, and market risks such as interest rate, credit, liquidity and price risks. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Board of Directors is responsible for risk oversight over all significant risks facing the Corporation and fulfills this responsibility mainly through its committees. While our Board of Directors takes an oversight role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management. Our Director of Information Security, who reports directly to our Chief Information Officer, is primarily responsible for this cybersecurity component and is a member of management's Operational Risk and IT Steering Committees, and regularly attends and presents to the Risk Committee of our Board of Directors ("Risk Committee").

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, audits, and threat intelligence feeds to facilitate and promote program effectiveness.

We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the ability to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including notification of and escalation to the appropriate team members as well as executive management and the Board of Directors. The Incident Response Plan is coordinated through the Director of Information Security and key members of management. The Incident Response Plan facilitates coordination across multiple departments and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyberattacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks. To date, the Corporation has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Corporation.

The Director of Information Security provides information security updates to the IT Steering Committee and the Risk Committee. Cybersecurity metrics are reported to the IT Steering Committee monthly and to the Risk Committee on a quarterly basis. Security training is provided to all staff through targeted training overseen by the Director of Information Security. All Board members receive cybersecurity training annually.

The Board of Directors recognizes the importance of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and has incorporated those elements in its ongoing oversight of the Information Security Program. At least annually, the Director of Information Security and the Chief Risk Officer report to the Risk Committee the overall status of the Information Security Program. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

ITEM 2. PROPERTIES

The Corporation neither owns nor leases any real estate. Office facilities of the Corporation are located at 275 Broadhollow Road, Melville, NY and the Bank’s main branch is located at 10 Glen Head Road, Glen Head, NY in office space leased by the Bank.

As of December 31, 2023, the Bank owns 19 buildings and leases 30 other facilities, all of which are in Nassau and Suffolk Counties of Long Island and the NYC boroughs of Queens, Brooklyn and Manhattan. Included in the leased facilities is one branch location that was closed in 2023 and one closed in 2022 for which the Bank continues to be obligated to make lease payments. One owned building is classified as held-for-sale and currently in contract to be sold. The Corporation believes that the remaining physical facilities of the Bank are suitable and adequate at present and are being fully utilized.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock trades on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “FLIC.” At December 31, 2023, there were 765 stockholders of record of the Corporation’s common stock. The number of stockholders of record includes banks and brokers who act as nominees, each of whom may represent more than one stockholder. The Corporation declared cash dividends of $0.84 per share for the year ended December 31, 2023, compared to cash dividends declared in 2022 of $0.82 per share. The timing and amount of future dividends are at the discretion of the Board of Directors and will depend upon a number of economic and company-specific factors.

Performance Graph

The following performance graph compares the Corporation's total stockholder return with the NASDAQ U.S. Benchmark, NASDAQ U.S. Benchmark Banks and the ABA Community Bank NASDAQ Indexes over a five-year measurement period assuming $100 invested on January 1, 2019, and dividends reinvested in the Corporation’s stock. In 2023, the ABA Community Bank NASDAQ Index was selected to replace the NASDAQ U.S. Benchmark Banks Index as we concluded it more closely reflects the size and characteristics of the Corporation.

Issuer Purchase of Equity Securities

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. The Corporation did not repurchase any shares of its own common stock in the fourth quarter of 2023.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data should be read in conjunction with the accompanying consolidated financial statements.

(dollars in thousands, except per share data)	2023	2022	2021	2020	2019
INCOME STATEMENT DATA:
Interest Income	$155,483	$134,210	$122,959	$131,216	$143,850
Interest Expense	68,618	18,497	16,152	29,188	43,681
Net Interest Income	86,865	115,713	106,807	102,028	100,169
Provision (Credit) for Credit Losses	(326)	2,331	(2,573)	3,006	33
Net Income	26,239	46,932	43,089	41,203	41,555
PER SHARE DATA:
Basic Earnings	$1.16	$2.05	$1.82	$1.73	$1.68
Diluted Earnings	1.16	2.04	1.81	1.72	1.67
Cash Dividends Declared	0.84	0.82	0.78	0.74	0.70
Dividend Payout Ratio	72.41%	40.20%	43.09%	43.02%	41.92%
Book Value	$16.83	$16.24	$17.81	$17.11	$16.26
BALANCE SHEET DATA AT YEAR END:
Total Assets	$4,235,900	$4,281,511	$4,068,789	$4,069,141	$4,097,843
Loans	3,248,064	3,311,733	3,105,036	3,033,454	3,188,249
Allowance for Credit Losses	28,992	31,432	29,831	33,037	29,289
Deposits	3,270,986	3,464,634	3,315,245	3,321,588	3,144,016
Borrowed Funds	542,500	411,000	311,322	306,097	528,182
Stockholders' Equity	380,146	364,536	413,812	407,118	389,108
AVERAGE BALANCE SHEET DATA:
Total Assets	$4,235,989	$4,247,052	$4,151,577	$4,140,867	$4,194,355
Loans	3,260,903	3,276,589	2,976,061	3,110,512	3,217,530
Allowance for Credit Losses	30,291	30,604	31,300	33,180	30,080
Deposits	3,431,990	3,536,709	3,425,976	3,257,317	3,276,699
Borrowed Funds	397,928	289,584	281,191	457,939	494,785
Stockholders' Equity	367,496	386,839	416,885	393,662	391,613
FINANCIAL RATIOS:
Return on Average Assets (ROA)	0.62%	1.11%	1.04%	1.00%	0.99%
Return on Average Equity (ROE)	7.14%	12.13%	10.34%	10.47%	10.61%
Average Equity to Average Assets	8.68%	9.11%	10.04%	9.51%	9.34%

Overview – 2023 Versus 2022

Analysis of 2023 Earnings. Net income and diluted earnings per share (“EPS”) for 2023 were $26.2 million and $1.16, respectively. Dividends per share increased 2.4% from $0.82 for 2022 to $0.84 for 2023. ROA and ROE for 2023 were 0.62% and 7.14%, respectively, compared to 1.11% and 12.13%, respectively, for 2022.

Net income and EPS for 2023 were $26.2 million and $1.16, respectively, compared to $46.9 million and $2.04, respectively, in 2022. The principal drivers of the decreases were declines in net interest income of $28.8 million, or 24.9%, and a loss on sale of securities of $3.5 million. These items were partially offset by a decrease in income tax expense of $8.1 million and a decrease in the provision for credit losses of $2.7 million. The decline in net interest income primarily resulted from the current rate environment’s impact on the Bank’s liability sensitive balance sheet. Reductions in net income negatively impacted key financial ratios for the year as compared to historical results. For the year ended December 31, 2023, the ROA was 0.62%, ROE was 7.14%, the net interest margin was 2.16%, and the efficiency ratio was 65.52%.

Over the second half of 2023, the pace of the decline in the net interest margin slowed considerably. After a 57 basis point reduction in the margin during the first two quarters of 2023, over the final two quarters of 2023 the margin decreased 17 basis points ("bps"). The slowing downward trend in the net interest margin largely resulted from a large portion of the wholesale funding and time deposits being repriced to higher market rates by mid-2023 and two balance sheet repositioning transactions in the first quarter of 2023 that helped reduce the Bank’s liability sensitive position. Additionally, as the federal funds rate held steady in the second half of the year, the demand for higher rates from depositors slowed.

For the year ended December 31, 2023, net interest income declined due to an increase in interest expense of $50.1 million that was only partially offset by a $21.3 million increase in interest income. Year over year, the cost of interest-bearing liabilities increased 186 bps while the yield on interest-earning assets increased 48 bps. Also contributing to the decline in net interest income was a shift in the mix of funding as average noninterest-bearing deposits decreased $217.9 million while average interest-bearing liabilities increased $221.6 million as depositors took advantage of interest rates not seen in over a decade.

Noninterest income declined $2.8 million year over year excluding the net gains and losses on sales of securities and the disposition of premises and fixed assets. The primary factor reducing noninterest income for the current year was a $2.3 million decline in the net pension credit, excluding service costs. The remaining difference was related to a payment received in 2022 for the conversion of the Bank’s retail broker and advisory accounts to LPL.

Noninterest expense declined $3.0 million, or 4.4%, for the year ended December 31, 2023, as compared to the prior year. Reductions in salaries and employee benefits of $3.7 million primarily drove the decline as short-term incentive compensation and stock-based compensation costs were substantially lower than 2022 based on the Company falling short of established performance metrics for 2023. The primary offset to the lower salaries and employee benefits was a $782,000 increase in FDIC insurance expense due to higher assessment rates.

The Bank recorded a credit loan loss provision of $326,000 during 2023. Changes in the loan loss reserve were driven largely by adjustments for economic conditions offset by net chargeoffs of $2.1 million, or 6 bps of average loans. The ACL to total loans ("reserve coverage ratio") at year end 2023 was 0.89% of total loans as compared to 0.95% of total loans at December 31, 2022. Past due loans and nonaccrual loans were modest at $3.1 million and $1.1 million, respectively, at December 31, 2023. During the fourth quarter of 2023, the Bank partially charged off a previously identified substandard commercial and industrial loan relationship in the amount of $1.4 million. The remaining outstanding balance of $632,000 is fully reserved and represents the majority of outstanding nonaccrual loans. Overall credit quality in the loan and investment portfolios remains strong.

Income tax expense decreased $8.1 million and the effective tax rate (income tax expense as a percentage of pre-tax book income) declined from 19.4% in 2022 to 11.0% in 2023. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank's REIT and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Asset Quality. The Bank’s reserve coverage ratio was 0.89% at December 31, 2023, compared to 0.95% at December 31, 2022. The decrease in the reserve coverage ratio was mainly due to improvements in historical loss rates and other portfolio metrics, partially offset by specific reserves taken against two commercial and industrial loans. Gross loan chargeoffs and recoveries were $2.2 million and $96,000, respectively, for the year ended December 31, 2023.

Nonaccrual loans were $1.1 million, or 0.03% of total loans outstanding, at December 31, 2023. The Bank had no nonaccrual loans at December 31, 2022. Loans modified for borrowers experiencing financial difficulty prior to 2023 amounted to $431,000, or 0.01% of total loans outstanding, at December 31, 2023, compared to $480,000, or 0.01%, at December 31, 2022. All such modifications are performing in accordance with their modified terms at December 31, 2023. Loans past due 30 through 89 days amounted to $3.1 million, or 0.10% of total loans outstanding, at December 31, 2023, compared to $750,000, or 0.02%, at December 31, 2022.

The Bank’s mortgage securities are backed by mortgages underwritten on conventional terms, with 26% of these securities being full faith and credit obligations of the U.S. government and the balance being obligations of U.S. government sponsored entities. The remainder of the Bank’s securities portfolio principally consists of high quality, general obligation municipal securities rated AA or better by major rating agencies and investment grade corporate bonds of large U.S. financial institutions. In selecting securities for purchase, the Bank uses credit agency ratings for screening purposes only and then performs its own credit analysis. On an ongoing basis, the Bank periodically assesses the credit strength of the securities in its portfolio and makes decisions to hold or sell based on such assessments.

Looking Forward to 2024. Management is encouraged by recent declines in inflation figures that may lead to reductions in short-term rates in 2024. Our liability-sensitive balance sheet should perform well in a falling rate environment. Current expectations are for our net interest margin to remain under pressure during the first half of 2024 before improving in the second half of the year based on falling rate assumptions and an improving yield curve.

Management continues to pursue ways to reduce noninterest expense as a tactic to offset the impact of the decline in net interest income yet remains cognizant of preventing short term expense reductions that could have longer term negative impacts on shareholder value. We invested in upgrades to the Bank’s core system, business online banking, branch systems and other ancillary systems that were completed in the first quarter of 2024. Both customer facing technology and back-office operations will see benefits. We anticipate a lower run rate of noninterest expenses in 2024 including the cost associated with making these technology upgrades.

Overview –2022 Versus 2021

Analysis of 2022 Earnings. Net income and diluted EPS for 2022 were $46.9 million and $2.04, respectively. Dividends per share increased 5.1% from $0.78 for 2021 to $0.82 for 2022. ROA and ROE for 2022 were 1.11% and 12.13%, respectively, compared to 1.04% and 10.34%, respectively, for 2021.

Net income for 2022 was $46.9 million, an increase of $3.8 million, or 8.9%, as compared to 2021. The increase was primarily due to growth in net interest income of $8.9 million and a decrease in noninterest expense of $1.1 million. These items were partially offset by increases in the provision for credit losses of $4.9 million and income tax expense of $1.1 million.

The increase in net interest income reflected growth in interest income on loans of $10.1 million due to higher average loans outstanding of $300.5 million in 2022 offset by $2.3 million of growth in interest expense on total interest-bearing liabilities resulting from increases in short-term rates. Also contributing to the increase was a favorable shift in the mix of funding as an increase in average checking deposits of $96.1 million outpaced the growth in average interest-bearing liabilities of $23.0 million resulting in average checking deposits comprising a larger portion of total funding. Net interest margin for 2022 was 2.89% versus 2.74% for 2021.

In 2022, we originated $656 million in mortgage loans at a weighted average rate of approximately 3.69% which included $452 million and $204 million of commercial and residential mortgages at weighted average rates of 3.66% and 3.74%, respectively. The Bank’s commercial and industrial loan portfolio grew $18.1 million to $108 million in 2022 and had a weighted average rate of 6.34%.

The provision for credit losses increased $4.9 million when comparing the full year periods from a credit of $2.6 million in 2021 to a charge of $2.3 million in 2022. The provision for 2022 was mainly due to an increase in outstanding loans, deteriorating economic conditions and low net chargeoffs, partially offset by lower historical loss rates.

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

The decrease in noninterest expense of $1.1 million reflected the reduction in debt extinguishment costs from 2021. The Bank did have increases in noninterest expense during 2022. Salaries and benefits expense increased $1.3 million due to the hiring of seasoned banking professionals, competitive mid-year salary increases in 2022 and higher stock-based compensation expense. The Bank had a net loss of $553,000 on the disposition of premises and fixed assets relating to the Bank’s former buildings in Glen Head and costs relating to the branding initiative in the Bank’s branches of $531,000. Other items contributing to increases in noninterest expense included the cost of new branch locations on the east end of Long Island, two branch relocations, new corporate office space in Melville, NY, higher marketing expense and increases in other costs of operating the business. All increases in expenses were offset by branch optimization and back-office consolidation initiatives.

Income tax expense increased $1.1 million and the effective tax rate increased from 19.2% to 19.4% when comparing the full year periods. The increase in the effective tax rate was mainly due to a decrease in the percentage of pre-tax income derived from tax-exempt sources. The increase in income tax expense was due to higher pre-tax earnings in 2022 as compared to the prior year and the higher effective tax rate.

Asset Quality. The Bank’s reserve coverage ratio was 0.95% at December 31, 2022, compared to 0.96% at December 31, 2021. The decrease in the reserve coverage ratio was mainly due to improvements in historical loss rates, partially offset by current and forecasted economic conditions. Gross loan chargeoffs and recoveries were $884,000 and $154,000, respectively, for the year ended December 31, 2022.

The Bank had no nonaccrual loans at December 31, 2022, compared to $1.2 million, or 0.04% of total loans outstanding, at December 31, 2021. Modifications negotiated prior to 2022 amounted to $480,000, or 0.01% of total loans outstanding, at December 31, 2022, compared to $554,000, or 0.02%, at December 31, 2021. All such modifications were performing in accordance with their modified terms at December 31, 2022. Loans past due 30 through 89 days amounted to $750,000, or 0.02% of total loans outstanding, at December 31, 2022, compared to $460,000, or 0.01%, at December 31, 2021.

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

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in average loan growth and concentrations; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of risks in the portfolio. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL arising from loan growth, loan concentrations and economic forecasts of unemployment, GDP and vacancies. At December 31, 2023, the ACL was composed approximately 77% of Q-factors, 21% of historical losses and 2% reserves on individually evaluated loans. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities. The average balances of loans include nonaccrual loans. The average balances of investment securities exclude unrealized gains and losses on AFS securities in the 2023 and 2022 periods and include such amounts in the 2021 period. Unrealized gains and losses were immaterial in 2021.

	2023			2022			2021
	Average	Interest/	Average	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$48,879	$2,508	5.13%	$35,733	$674	1.89%	$200,063	$261	0.13%
Investment securities:
Taxable	584,450	20,155	3.45	442,758	9,121	2.06	455,532	7,901	1.73
Nontaxable (1)	196,341	6,271	3.19	318,836	10,206	3.20	345,688	10,799	3.12
Loans (1)	3,260,903	127,868	3.92	3,276,589	116,357	3.55	2,976,061	106,271	3.57
Total interest-earning assets	4,090,573	156,802	3.83	4,073,916	136,358	3.35	3,977,344	125,232	3.15
Allowance for credit losses	(30,291)			(30,604)			(31,300)
Net interest-earning assets	4,060,282			4,043,312			3,946,044
Cash and due from banks	30,847			33,471			33,808
Premises and equipment, net	32,027			37,376			38,700
Other assets	112,833			132,893			133,025
	$4,235,989			$4,247,052			$4,151,577
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,657,947	32,164	1.94	$1,728,897	7,180	0.42	$1,782,789	4,414	0.25
Time deposits	553,096	19,267	3.48	368,922	5,296	1.44	300,374	5,712	1.90
Total interest-bearing deposits	2,211,043	51,431	2.33	2,097,819	12,476	0.59	2,083,163	10,126	0.49
Short-term borrowings	17,529	950	5.42	57,119	1,207	2.11	54,416	1,427	2.62
Long-term debt	380,399	16,237	4.27	232,465	4,814	2.07	226,775	4,599	2.03
Total interest-bearing liabilities	2,608,971	68,618	2.63	2,387,403	18,497	0.77	2,364,354	16,152	0.68
Checking deposits	1,220,947			1,438,890			1,342,813
Other liabilities	38,575			33,920			27,525
	3,868,493			3,860,213			3,734,692
Stockholders' equity	367,496			386,839			416,885
	$4,235,989			$4,247,052			$4,151,577

Net interest income (1)		$88,184			$117,861			$109,080
Net interest spread (1)			1.20%			2.58%			2.47%
Net interest margin (1)			2.16%			2.89%			2.74%

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

	2023 Versus 2022			2022 Versus 2021
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$325	$1,509	$1,834	$(381)	$794	$413
Investment securities:
Taxable	3,550	7,484	11,034	(244)	1,464	1,220
Nontaxable	(3,900)	(35)	(3,935)	(855)	262	(593)
Loans	(594)	12,105	11,511	10,707	(621)	10,086
Total interest income	(619)	21,063	20,444	9,227	1,899	11,126
Interest Expense:
Savings, NOW & money market deposits	(226)	25,210	24,984	(98)	2,864	2,766
Time deposits	3,652	10,319	13,971	1,140	(1,556)	(416)
Short-term borrowings	(1,239)	982	(257)	67	(287)	(220)
Long-term debt	4,277	7,146	11,423	120	95	215
Total interest expense	6,464	43,657	50,121	1,229	1,116	2,345
(Decrease) increase in net interest income	$(7,083)	$(22,594)	$(29,677)	$7,998	$783	$8,781

Net Interest Income – 2023 Versus 2022

Net interest income on a tax-equivalent basis was $88.2 million in 2023, a decrease of $29.7 million, or 25.2%, from $117.9 million in 2022. Net interest income declined due to an increase in interest expense that was only partially offset by an increase in interest income. Year over year, the cost of interest-bearing liabilities increased 186 bps while the yield on interest-earning assets increased 48 bps. Also contributing to the decline in net interest income was a shift in the mix of funding as average noninterest-bearing deposits decreased $217.9 million while average interest-bearing liabilities increased $221.6 million as depositors took advantage of interest rates not seen in over a decade.

Net Interest Income – 2022 Versus 2021

Net interest income on a tax-equivalent basis was $117.9 million in 2022, an increase of $8.8 million, or 8.1%, from $109.1 million in 2021. The increase in net interest income reflected growth in interest income on loans of $10.1 million due to higher average loans outstanding of $300.5 million, or 10.1%, to $3.3 billion in 2022, offset by $2.3 million of growth in interest expense on total interest-bearing liabilities. Also contributing to the increase was a favorable shift in the mix of funding as an increase in average checking deposits of $96.1 million, or 7.2%, outpaced the growth in average interest-bearing liabilities of $23.0 million, or 1.0%, resulting in average checking deposits comprising a larger portion of total funding.

Noninterest Income

Noninterest income includes service charges on deposit accounts, gains or losses on sales of securities and other assets, income on BOLI, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income was $6.3 million in 2023 compared to $11.9 million in 2022. Excluding the net gains and losses on sales of securities and the disposition of premises and fixed assets, noninterest income was $9.6 million in 2023 compared to $12.4 million in 2022. The primary factor reducing noninterest income for the current year was a $2.3 million decline in the net pension credit, excluding service costs. The remaining difference was related to a payment received in 2022 for the conversion of the Bank’s retail broker and advisory accounts to LPL.

Total noninterest income in 2022 of $11.9 million decreased $0.7 million from the prior year. Investment services income decreased $693,000 as the shift to an outside service provider resulted in a revenue sharing agreement and less assets under management. The Bank had a net loss of $553,000 on the disposition of premises and fixed assets relating to the Bank’s former buildings in Glen Head, NY and there were no net gains on sales of securities in 2022 down from $1.1 million in 2021. These decreases were offset by increases in BOLI and merchant card services revenues of $618,000 and $410,000, respectively. Service charges on deposit accounts increased $232,000 and the Bank received a final transition payment of $477,000 for the conversion of the Bank’s retail broker and advisory accounts.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits and other personnel expense, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense declined $3.0 million, or 4.4%, for the year ended December 31, 2023, as compared to 2022. Reductions in salaries and employee benefits of $3.7 million primarily drove the decline as short-term incentive compensation and stock-based compensation costs were substantially lower than 2022 based on the Company falling short of established performance metrics for 2023. The primary offset to the lower salaries and employee benefits was a $782,000 increase in FDIC insurance expense due to higher assessment rates.

Noninterest expense was $67.0 million in 2022, compared to $68.6 million in 2021. The decrease reflects the reduction in debt extinguishment costs from 2021. The Bank did have increases in noninterest expense during 2022. Salaries and benefits expense increased $1.3 million due to the hiring of seasoned banking professionals, competitive mid-year salary increases in 2022 and higher stock-based compensation expense. Other items contributing to the increase in noninterest expense include the cost of new branch locations on the east end of Long Island, two branch relocations, new corporate office space in Melville, NY, higher marketing expense, costs relating to the branding initiative in the Bank’s branches of $531,000 and increases in other costs of operating the business. All increases in expenses were offset by branch optimization and back-office consolidation initiatives.

Income Taxes

The Corporation’s effective tax rate was 11.0% and 19.4% in 2023 and 2022, respectively. The effective tax rate reflects the tax benefits derived from the Bank’s municipal securities portfolio, ownership of BOLI and maintenance of a captive REIT.

2023 Versus 2022. Income tax expense decreased $8.1 million due to lower pre-tax earnings in 2023 and a decrease in the effective tax rate. The decrease in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the REIT and BOLI in 2023.

2022 Versus 2021. Income tax expense increased $1.1 million due to higher pre-tax earnings in 2022 and an increase in the effective tax rate. The increase in the effective tax rate was mainly due to a decrease in the percentage of pre-tax income derived from tax-exempt municipal securities and BOLI in 2022.

Financial Condition

Total assets were $4.2 billion at December 31, 2023, a decrease of $45.6 million, or 1.1%, from the previous year end. The decrease was primarily attributable to a decrease in loans of $63.7 million, or 1.9%, partially offset by an increase in securities of $22.5 million, or 3.3%. Total deposits decreased $193.6 million to $3.3 billion at December 31, 2023. Total borrowings increased $131.5 million, or 32.0%, due to an increase in short-term borrowings of $70.0 million and long-term debt of $61.5 million. Stockholders’ equity increased $15.6 million, or 4.3%, from December 31, 2022. The increase was primarily due to net income of $26.2 million and an increase in the after-tax value of the Bank’s AFS investment securities of $6.2 million, partially offset by cash dividends declared of $18.9 million.

Investment Securities. The following table presents the estimated fair value of AFS securities at December 31, 2023 and 2022.

(in thousands)	2023	2022
State and municipals	$143,621	$305,247
Pass-through mortgage securities	138,603	148,520
Collateralized mortgage obligations	182,262	113,394
SBA agency obligations	125,476	—
Corporate bonds	105,915	106,252
	$695,877	$673,413

The following table presents the maturities and weighted average tax equivalent yields of the Bank’s AFS investment securities at December 31, 2023. Yields on AFS securities have been computed based on amortized cost.

	Principal Maturing (1)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipals	$3,076	3.26%	$11,315	2.83%	$33,999	3.09%	$95,231	3.22%
Pass-through mortgage securities	—	—	67	2.58	—	—	138,536	1.59
Collateralized mortgage obligations	—	—	—	—	—	—	182,262	3.52
SBA agency obligations	—	—	—	—	30,960	6.29	94,516	6.47
Corporate bonds	—	—	105,915	4.20	—	—	—	—
	$3,076	3.26%	$117,297	4.07%	$64,959	4.62%	$510,545	3.49%

(1) Maturities shown are stated maturities, except in the case of municipal securities, which are shown at the earlier of their stated maturity or pre-refunded dates. Securities backed by mortgages, which include pass-through mortgage securities, collateralized mortgage obligations and certain SBA agency obligations, are expected to have periodic repayments resulting in average lives shorter than the stated maturities shown in the table above.

During 2023, the Bank sold $148.9 million of fixed rate municipal securities at a loss of $3.5 million. In 2021, the Bank sold $70.6 million of mortgage-backed securities at a gain of $1.1 million. No securities were sold in 2022.

During 2023, the Bank received cash dividends of $2.0 million on its FRB and FHLB stock, representing an average yield of 7.61%.

Loans. The composition of the Bank’s loan portfolio is set forth below.

	December 31,
(in thousands)	2023	2022
Commercial and industrial	$116,163	$108,493
Commercial mortgages:
Multifamily	857,163	906,498
Other	829,090	789,140
Owner-occupied	233,461	220,855
Residential mortgages:
Closed end	1,166,887	1,240,144
Revolving home equity	44,070	45,213
Consumer and other	1,230	1,390
	3,248,064	3,311,733
Allowance for credit losses	(28,992)	(31,432)
	$3,219,072	$3,280,301

Maturity information for loans outstanding at December 31, 2023 is set forth below. Variable rate loans have varying repricing dates but are disclosed at their contractual maturity.

	Maturity
	Within	After One But Within		After Five But Within		After
	One Year	Five Years		Fifteen Years		Fifteen Years		Total
(in thousands)		Fixed	Variable	Fixed	Variable	Fixed	Variable
Commercial and industrial	$58,430	$29,190	$10,074	$18,469	$—	$—	$—	$116,163
Commercial mortgages:
Multifamily	—	33,847	59,164	139,038	406,586	34,245	184,283	857,163
Other	37,551	103,332	23,814	316,624	215,541	22,938	109,290	829,090
Owner-occupied	3	4,070	4,877	122,521	30,045	329	71,616	233,461
Residential mortgages:
Closed end (1)	98	13,746	71	75,710	17,789	557,153	502,826	1,167,393
Revolving home equity	2,285	—	12,884	1,152	27,749	—	—	44,070
Consumer and other	615	68	547	—	—	—	—	1,230
	$98,982	$184,253	$111,431	$673,514	$697,710	$614,665	$868,015	$3,248,570

(1) Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $506,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See "Note 7 - Derivatives" to the Corporation’s consolidated financial statements of this Form 10-K for more information on the fair value hedge.

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

	December 31,
(in thousands)	2023	2022
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$431	$480
Past due 30 through 89 days	3,086	750
Past due 90 days or more and still accruing	—	—
Nonaccrual	1,053	—
	4,570	1,230
Other real estate owned	—	—
	$4,570	$1,230

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

	December 31, 2023
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$112,732	$2,709	$—	$722	$—	$—	$116,163
Commercial mortgages:
Multifamily	857,163	—	—	—	—	—	857,163
Other	807,630	916	—	20,544	—	—	829,090
Owner-occupied	228,107	5,354	—	—	—	—	233,461
Residential mortgages:
Closed end	1,166,556	—	—	331	—	—	1,166,887
Revolving home equity	44,070	—	—	—	—	—	44,070
Consumer and other	1,123	—	—	—	—	107	1,230
	$3,217,381	$8,979	$—	$21,597	$—	$107	$3,248,064

	December 31, 2022
	Internally Assigned Risk Rating
			Special
(in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial	$96,154	$12,339	$—	$—	$—	$—	$108,493
Commercial mortgages:
Multifamily	900,199	6,299	—	—	—	—	906,498
Other	781,343	934	—	6,863	—	—	789,140
Owner-occupied	215,576	5,279	—	—	—	—	220,855
Residential mortgages:
Closed end	1,239,865	279	—	—	—	—	1,240,144
Revolving home equity	45,213	—	—	—	—	—	45,213
Consumer and other	1,257	—	—	—	—	133	1,390
	$3,279,607	$25,130	$—	$6,863	$—	$133	$3,311,733

Allowance and Provision for Credit Losses. The ACL decreased by $2.4 million during 2023 amounting to $29.0 million, or 0.89% of total loans, on December 31, 2023, compared to $31.4 million, or 0.95% of total loans, at December 31, 2022. The decrease in the reserve coverage ratio was mainly due to improvements in historical loss rates and other portfolio metrics, partially offset by reserves taken against two individually evaluated commercial and industrial loans. Nonaccrual loans, modifications to borrowers experiencing financial difficulty and loans past due 30 through 89 days remain at low levels.

During 2023, the Bank had loan chargeoffs of $2.2 million, recoveries of $96,000 and recorded a credit provision for credit losses of $326,000. The credit provision recorded in 2023 was mainly due to improvements in historical loss rates, economic forecasts of unemployment and GDP, and other portfolio metrics and a decrease in outstanding mortgage loans, partially offset by net chargeoffs and reserves for individually evaluated loans.

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

The following table sets forth balances and credit ratios of the Bank’s loan portfolio.

	December 31,
(dollars in thousands)	2023	2022
Total loans outstanding	$3,248,064	$3,311,733
Average loans outstanding	3,260,903	3,276,589
Allowance for credit losses	28,992	31,432
Total nonaccrual loans	1,053	—
Net chargeoffs	2,114	730

Allowance for credit losses as a percentage of total loans	0.89%	0.95%
Nonaccrual loans as a percentage of total loans	0.03%	—%
Net chargeoffs as a percentage of average loans outstanding	0.06%	0.02%
Allowance for credit losses as a multiple of nonaccrual loans	27.5x	—

The following table sets forth net chargeoffs by loan type, average loans during the period and the percentage of net chargeoffs over average loans.

	December 31,
	2023			2022
	Net	Average	% of Average	Net	Average	% of Average
(dollars in thousands)	Chargeoffs	Loans	Loans	Chargeoffs	Loans	Loans
Commercial and industrial	$1,945	$108,453	1.79%	$357	$104,883	0.34%
SBA PPP	—	—	—	—	7,565	—
Commercial mortgages:
Multifamily	—	861,758	—	—	922,463	—
Other	(15)	801,772	—	—	757,119	—
Owner-occupied	—	242,917	—	—	219,449	—
Residential mortgages:
Closed end	176	1,199,594	0.01	372	1,218,741	0.03
Revolving home equity	—	45,321	—	—	45,429	—
Consumer and other	8	1,088	0.74	1	940	0.11
	$2,114	$3,260,903	0.06%	$730	$3,276,589	0.02%

The following table sets forth the allocation of the Bank’s total ACL by loan type.

	December 31,
	2023		2022
		% of Loans		% of Loans
		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Commercial and industrial	$2,030	3.6%	$1,543	3.3%
Commercial mortgages:
Multifamily	6,817	26.4	8,430	27.4
Other	7,850	25.5	7,425	23.8
Owner-occupied	3,104	7.2	3,024	6.7
Residential mortgages:
Closed end	8,838	35.9	10,633	37.4
Revolving home equity	339	1.4	362	1.4
Consumer and other	14	—	15	—
	$28,992	100.0%	$31,432	100.0%

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at December 31, 2023. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the NY metropolitan area continues to improve, inflation, increasing interest rates and housing legislation pose new economic challenges and may result in higher chargeoffs and provisions.

Future provisions and chargeoffs could also be affected by environmental impairment of properties securing the Bank’s mortgage loans. At the present time, management is not aware of any environmental pollution originating on or near properties securing the Bank’s loans that would materially affect the carrying value of such loans.

Deposits and Other Borrowings. Total deposits were $3.3 billion at December 31, 2023, compared to $3.5 billion at December 31, 2022. Decreases in noninterest-bearing checking deposits of $191.0 million, or 14.4%, and savings, NOW and money market deposits of $115.1 million, or 6.9%, was partially offset by growth in time deposits of $112.5 million, or 23.5%.

The aggregate amount of uninsured deposits (amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $1.7 billion at December 31, 2023 and $2.0 billion at December 31, 2022.

The following table sets forth the remaining maturity of uninsured time deposits, by account.

(in thousands)	December 31, 2023
3 months or less	$28,662
Over 3 through 6 months	19,605
Over 6 through 12 months	18,967
Over 12 months	3,070
$70,304

Borrowings include short-term and long-term FHLB advances. Total borrowings increased $131.5 million from $411.0 million at year-end 2022 to $542.5 million at year-end 2023. Short-term borrowings and long-term debt increased $70.0 million and $61.5 million, respectively. The increase in long-term debt includes $275.0 million new FHLB advances partially offset by maturities of $213.5 million.

Capital. Stockholders’ equity totaled $380.1 million at December 31, 2023, an increase of $15.6 million from $364.5 million at December 31, 2022. The increase was primarily attributable to net income of $26.2 million and an increase in the after-tax value of the Bank’s AFS investment securities of $6.2 million, partially offset by cash dividends declared of $18.9 million.

The Corporation and the Bank elected to adopt the CBLR framework in 2020. As a qualifying community banking organization, the Corporation and the Bank may opt out of the CBLR framework in any subsequent quarter by completing its regulatory agency reporting using the traditional capital rules.

The Corporation’s ROE was 7.14%, 12.13% and 10.34% for the years ended December 31, 2023, 2022 and 2021, respectively and its ROA was 0.62%, 1.11% and 1.04%, respectively. Book value per share increased 3.6% during 2023 to $16.83 at December 31, 2023, from $16.24 at December 31, 2022. The decrease in ROE in 2023 as compared to 2022 was due to lower net income as well as a decrease in the net unrealized loss in the AFS securities portfolio. Based on the Corporation’s market value per share at December 31, 2023 of $13.24, the dividend yield is 6.34%.

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The leverage ratio of the Corporation and the Bank at December 31, 2023 was 10.05% and 10.13%, respectively. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. Under this program, the Corporation has approval to repurchase another $15 million. No shares were repurchased in 2023.

Cash Flows and Liquidity

Cash Flows. During 2023, the Corporation’s cash and cash equivalent position decreased by $13.3 million, from $74.2 million at December 31, 2022 to $60.9 million at December 31, 2023. The decrease occurred primarily because cash used to repay deposits and borrowings, purchase securities, originate loans and pay cash dividends exceeded cash provided by sales, paydowns or repayments of securities and loans, deposit inflows, proceeds from long-term debt and operations.

Liquidity. The Bank has a board committee-approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

Based on securities and loan collateral in place at the FRBNY and FHLBNY, the Bank had borrowing capacity of approximately $1.5 billion at December 31, 2023, which includes $386.1 million of unencumbered AFS securities. The Bank’s borrowing capacity may be adjusted by the FRBNY or the FHLBNY and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding.

Off-Balance Sheet Arrangements and Contractual Obligations. Commitments to extend credit and letters of credit arise in the normal course of the Bank’s business of meeting the financing needs of its customers and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused home equity, small business and certain other lines, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements.

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

The Corporation believes that its current sources of liquidity are sufficient to fulfill the obligations it has at December 31, 2023 pursuant to off-balance sheet arrangements and contractual obligations.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at December 31, 2023 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending December 31, 2024 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.2 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending December 31, 2024 and calculations of EVE at December 31, 2023 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at December 31, 2023		2024
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$333,169	-31.2%	$57,283	-23.2%
+ 200 basis point rate shock	380,224	-21.5%	62,966	-15.6%
+ 100 basis point rate shock	435,902	-10.0%	69,099	-7.4%
Base case (no rate change)	484,094	—	74,632	—
- 100 basis point rate shock	525,465	8.5%	79,690	6.8%
- 200 basis point rate shock	547,540	13.1%	83,398	11.7%
- 300 basis point rate shock	554,726	14.6%	86,104	15.4%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended December 31, 2024 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any time deposits or borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds and SBA agency obligations, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. At December 31, 2023, approximately $853 million of the Bank's loans and securities, or 21% of total assets, reprice or mature within one year. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would pay less for time deposits or borrowings that mature and reprice at a lower interest rate and would be able to reduce non-maturity deposit rates while the downward repricing of its assets would lag. The positive impact on net interest income of an immediate decrease in interest rates is somewhat constrained because the decrease is assumed to occur uniformly across the inverted yield curve. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table. The negative impact of rising interest rates on net interest income in 2024 could be more significant than the amounts shown in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: the recent global pandemic, general economic conditions and trends, either nationally or locally; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; our ability to maintain liquidity, including the percentage of uninsured deposits in our portfolio; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in Item 1A, “Risk Factors” included in this report. Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the SEC from time to time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands)	2023	2022
Assets:
Cash and cash equivalents	$60,887	$74,178
Investment securities available-for-sale, at fair value	695,877	673,413

Loans:
Commercial and industrial	116,163	108,493
Secured by real estate:
Commercial mortgages	1,919,714	1,916,493
Residential mortgages	1,166,887	1,240,144
Home equity lines	44,070	45,213
Consumer and other	1,230	1,390
	3,248,064	3,311,733
Allowance for credit losses	(28,992)	(31,432)
	3,219,072	3,280,301
Restricted stock, at cost	32,659	26,363
Bank premises and equipment, net	31,414	31,660
Right-of-use asset - operating leases	22,588	23,952
Bank-owned life insurance	114,045	110,848
Pension plan assets, net	10,740	11,049
Deferred income tax benefit	28,996	31,124
Other assets	19,622	18,623
	$4,235,900	$4,281,511
Liabilities:
Deposits:
Checking	$1,133,184	$1,324,141
Savings, NOW and money market	1,546,369	1,661,512
Time	591,433	478,981
	3,270,986	3,464,634
Short-term borrowings	70,000	—
Long-term debt	472,500	411,000
Operating lease liability	24,940	25,896
Accrued expenses and other liabilities	17,328	15,445
	3,855,754	3,916,975

Commitments and Contingent Liabilities (Note L)

Stockholders' Equity:
Common stock, par value $0.10 per share: Authorized, 80,000,000 shares; Issued and outstanding, 22,590,942 and 22,443,380 shares	2,259	2,244
Surplus	79,728	78,462
Retained earnings	355,887	348,597
	437,874	429,303
Accumulated other comprehensive loss, net of tax	(57,728)	(64,767)
	380,146	364,536
	$4,235,900	$4,281,511

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31, (dollars in thousands, except per share data)	2023	2022	2021
Interest and dividend income:
Loans	$127,866	$116,352	$106,266
Investment securities:
Taxable	22,663	9,795	8,162
Nontaxable	4,954	8,063	8,531
	155,483	134,210	122,959
Interest expense:
Savings, NOW and money market deposits	32,164	7,180	4,414
Time deposits	19,267	5,296	5,712
Short-term borrowings	950	1,207	1,427
Long-term debt	16,237	4,814	4,599
	68,618	18,497	16,152
Net interest income	86,865	115,713	106,807
Provision (credit) for credit losses	(326)	2,331	(2,573)
Net interest income after provision (credit) for credit losses	87,191	113,382	109,380

Noninterest income:
Bank-owned life insurance	3,197	3,017	2,399
Service charges on deposit accounts	3,034	3,157	2,925
Net gain (loss) on sales of securities	(3,489)	—	1,104
Gain (loss) on disposition of premises and fixed assets	240	(553)	—
Other	3,354	6,242	6,146
	6,336	11,863	12,574
Noninterest expense:
Salaries and employee benefits	37,373	41,096	39,753
Occupancy and equipment	13,140	13,407	15,338
Debt extinguishment	—	—	1,021
Other	13,546	12,523	12,535
	64,059	67,026	68,647
Income before income taxes	29,468	58,219	53,307
Income tax expense	3,229	11,287	10,218
Net income	$26,239	$46,932	$43,089

Weighted average:
Common shares	22,550,562	22,868,658	23,655,635
Dilutive stock options and restricted stock units	82,609	99,895	107,348
	22,633,171	22,968,553	23,762,983
Earnings per share:
Basic	$1.16	$2.05	$1.82
Diluted	$1.16	$2.04	$1.81

Cash dividends declared per share	$0.84	$0.82	$0.78

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31, (in thousands)	2023	2022	2021
Net income	$26,239	$46,932	$43,089
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	9,133	(83,835)	(10,633)
Change in funded status of pension plan	1,183	(8,176)	(1,341)
Change in net unrealized loss on derivative instruments	—	1,750	3,535
Other comprehensive income (loss) before income taxes	10,316	(90,261)	(8,439)
Income tax expense (benefit)	3,277	(27,807)	(2,556)
Other comprehensive income (loss)	7,039	(62,454)	(5,883)
Comprehensive income (loss)	$33,278	$(15,522)	$37,206

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Income/(Loss)	Total
Balance, January 1, 2021	23,790,589	$2,379	$105,547	$295,622	$3,570	$407,118
Net income				43,089		43,089
Other comprehensive loss					(5,883)	(5,883)
Repurchase of common stock	(679,873)	(68)	(14,433)			(14,501)
Shares withheld upon the vesting and conversion of RSUs	(18,822)	(2)	(359)			(361)
Common stock issued under stock compensation plans	105,674	11	259			270
Common stock issued under dividend reinvestment and stock purchase plan	43,028	4	831			835
Stock-based compensation			1,635			1,635
Cash dividends declared				(18,390)		(18,390)
Balance, December 31, 2021	23,240,596	2,324	93,480	320,321	(2,313)	413,812
Net income				46,932		46,932
Other comprehensive loss					(62,454)	(62,454)
Repurchase of common stock	(915,868)	(92)	(17,797)			(17,889)
Shares withheld upon the vesting and conversion of RSUs	(27,287)	(3)	(573)			(576)
Common stock issued under stock compensation plans	100,973	10	52			62
Common stock issued under dividend reinvestment and stock purchase plan	44,966	5	834			839
Stock-based compensation			2,466			2,466
Cash dividends declared				(18,656)		(18,656)
Balance, December 31, 2022	22,443,380	2,244	78,462	348,597	(64,767)	364,536
Net income				26,239		26,239
Other comprehensive income					7,039	7,039
Shares withheld upon the vesting and conversion of RSUs	(48,941)	(5)	(865)			(870)
Common stock issued under stock compensation plans	133,796	14	46			60
Common stock issued under dividend reinvestment and stock purchase plan	62,707	6	836			842
Stock-based compensation			1,249			1,249
Cash dividends declared				(18,949)		(18,949)
Balance, December 31, 2023	22,590,942	$2,259	$79,728	$355,887	$(57,728)	$380,146

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (in thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$26,239	$46,932	$43,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(326)	2,331	(2,573)
Provision (credit) for deferred income taxes	(1,149)	670	(56)
Depreciation and amortization of premises and equipment	3,108	3,612	4,905
Amortization of right-of-use asset - operating leases	2,644	2,699	3,774
Premium amortization on investment securities, net	2,227	1,578	2,247
Net (gain) loss on sales of securities	3,489	—	(1,104)
Loss on debt extinguishment	—	—	1,021
(Gain) loss on disposition of premises and fixed assets	(240)	553	—
Stock-based compensation expense	1,249	2,466	1,635
Accretion of cash surrender value on bank-owned life insurance	(3,197)	(3,017)	(2,399)
Pension expense (credit)	1,492	(129)	(329)
Decrease in other liabilities	(384)	(3,770)	(2,522)
Other decreases (increases) in assets	(2,990)	(2,501)	3,093
Net cash provided by operating activities	32,162	51,424	50,781
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	145,451	—	71,695
Proceeds from maturities and redemptions	56,413	45,054	113,736
Purchases	(220,911)	(69,562)	(268,803)
Net decrease (increase) in loans	61,555	(207,427)	(72,215)
Net increase in restricted stock	(6,296)	(4,839)	(710)
Purchases of premises and equipment, net	(2,862)	(3,598)	(7,697)
Proceeds from disposition of premises and fixed assets	2,291	6,601	—
Purchases of bank-owned life insurance	—	—	(20,000)
Net cash provided by (used in) investing activities	35,641	(233,771)	(183,994)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(193,648)	149,389	(6,343)
Net increase (decrease) in short-term borrowings	70,000	(125,000)	64,905
Proceeds from long-term debt	275,000	300,000	—
Repayment of long-term debt	(213,500)	(75,322)	(60,701)
Proceeds from issuance of common stock, net of shares withheld	(28)	263	607
Repurchase of common stock	—	(17,889)	(14,501)
Cash dividends paid	(18,918)	(18,591)	(18,261)
Net cash provided by (used in) financing activities	(81,094)	212,850	(34,294)
Net increase (decrease) in cash and cash equivalents	(13,291)	30,503	(167,507)
Cash and cash equivalents, beginning of year	74,178	43,675	211,182
Cash and cash equivalents, end of period	$60,887	$74,178	$43,675
Supplemental Cash Flow Disclosures:
Cash paid for interest	$64,319	$17,142	$16,713
Cash paid for income taxes	3,676	11,610	11,650
Operating cash flows from operating leases	3,072	4,148	2,475
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,280	18,386	—
Cash dividends payable	4,744	4,713	4,648
Bank premises transferred to held-for-sale	—	2,407	3,796

See notes to consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions that generally mature within 90 days. Net cash flows are reported for customer loan and deposit transactions.

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

Management identifies loans in the Bank’s portfolio that must be individually evaluated for loss due to disparate risk characteristics. For loans individually evaluated, an allowance is estimated based on either the fair value of collateral or the discounted value of expected future cash flows. In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgements. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life. Individually evaluated loans are excluded from the estimation of credit losses for the pooled portfolio.

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

The Bank determines if an arrangement is a lease at inception and recognizes a right-of-use (“ROU”) asset and lease liability at the commencement date based on the present value of lease payments over the lease term. As most of the Bank’s leases do not provide an implicit interest rate, the Bank uses its incremental borrowing rate to determine the present value of the lease payments. Leases with an initial lease term of 12 months or less are not recorded on the consolidated balance sheets. The Bank’s ROU asset and lease liability may include options to extend the lease when it is reasonably certain that the Bank will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Bank-owned Life Insurance

The Bank is the owner and beneficiary of insurance policies on the lives of certain current and past employed officers. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if any.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commercial letters of credit and standby letters of credit. The face amount of these items represents the exposure to loss, before considering collateral held or ability to repay. The Bank estimates credit losses on off-balance sheet credit exposures by considering the likelihood of an outstanding commitment converting into an outstanding loan and applying an estimate of expected lifetime credit losses used on similar portfolio segments, unless the obligation is unconditionally cancellable by the Bank. The ACL on off-balance sheet credit exposures is recorded in the line item “Accrued expenses and other liabilities” in the consolidated balance sheets and totaled $590,000 and $421,000, respectively, at December 31, 2023 and 2022. The ACL is adjusted through a provision (credit) for credit loss expense which is included in the line item “other noninterest expense” in the consolidated statements of income and amounted to $169,000, ($71,000) and $82,000 in 2023, 2022 and 2021, respectively. Off-balance sheet credit instruments are recorded on the balance sheet when they are funded or drawn down.

Derivatives

At the inception of a derivative contract, the Corporation designates the derivative as one of three types based on the Corporation's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("non-designated derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item is attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is recorded in OCI and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The changes in the fair value of a derivative that is not designated is recorded currently in earnings, as noninterest income.

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

Earnings Per Share

The Corporation calculates basic and diluted earnings per share (“EPS”) using the treasury stock method. Basic EPS excludes the dilutive effect of outstanding restricted stock units (“RSUs”) and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding RSUs were converted into shares of common stock that then shared in the earnings of the Corporation. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive RSUs. There were 101,480 and 33,017 RSUs excluded from the calculation of EPS at December 31, 2023 and 2022, because their inclusion would be anti-dilutive. There were no anti-dilutive RSUs at December 31, 2021. Other than the RSUs described in “Note I – Stock-Based Compensation,” the Corporation has no securities that could be converted into common stock nor does the Corporation have any contracts that could result in the issuance of common stock.

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

The following sets forth the components of accumulated OCI, net of tax:

		Current
	Balance	Period	Balance
(in thousands)	12/31/2022	Change	12/31/2023
Unrealized holding loss on available-for-sale securities	$(56,055)	$6,246	$(49,809)
Unrealized actuarial loss on pension plan	(8,712)	793	(7,919)
Accumulated other comprehensive loss, net of tax	$(64,767)	$7,039	$(57,728)

The components of OCI and the related tax effects are as follows:

(in thousands)	2023	2022	2021
Change in net unrealized holding gains (losses) on available-for-sale securities:
Change arising during the period	$5,644	$(83,835)	$(9,529)
Reclassification adjustment for loss (gain) included in net income (1)	3,489	—	(1,104)
	9,133	(83,835)	(10,633)
Tax effect	2,887	(25,825)	(3,163)
	6,246	(58,010)	(7,470)
Change in funded status of pension plan:
Unrecognized net gain (loss) arising during the period	165	(8,176)	(1,341)
Amortization of net actuarial loss included in pension expense (2)	1,018	—	—
	1,183	(8,176)	(1,341)
Tax effect	390	(2,520)	(438)
	793	(5,656)	(903)
Change in unrealized loss on derivative instrument:
Amount of gain during the period	—	1,324	668
Reclassification adjustment for net interest expense included in net income (3)	—	426	2,867
	—	1,750	3,535
Tax effect	—	538	1,045
	—	1,212	2,490
Other comprehensive income (loss)	$7,039	$(62,454)	$(5,883)

(1) Represents net realized gains and losses arising from the sale of AFS securities, included in the consolidated statements of income in the line item “Net gain (loss) on sales of securities.” See “Note B – Investment Securities” for the income tax expense related to these net realized gains, included in the consolidated statements of income in the line item “Income tax expense.”

(2) Represents the amortization of net actuarial loss relating to the Corporation's defined benefit pension plan. This item is a component of net periodic pension cost (see "Note J - Retirement Plans") and included in the consolidated statements of income in the line item "Salaries and employee benefits."

(3) Represents the net interest expense recorded from derivative transactions and included in the consolidated statements of income under “Interest expense.”

Adoption of New Accounting Standards

The Corporation did not adopt any new accounting standards in 2023.

Impact of Issued But Not Yet Effective Accounting Standards

There were no issued but not yet effective pronouncements at December 31, 2023 that could materially impact the Corporation’s financial position, results of operations or disclosures.

NOTE B – INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at December 31, 2023 and 2022.

	2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$155,294	$317	$(11,990)	$143,621
Pass-through mortgage securities	165,734	—	(27,131)	138,603
Collateralized mortgage obligations	201,500	1,836	(21,074)	182,262
SBA agency obligations	126,228	331	(1,083)	125,476
Corporate bonds	119,000	—	(13,085)	105,915
	$767,756	$2,484	$(74,363)	$695,877

	2022
State and municipals	$321,700	$136	$(16,589)	$305,247
Pass-through mortgage securities	179,655	—	(31,135)	148,520
Collateralized mortgage obligations	134,070	—	(20,676)	113,394
Corporate bonds	119,000	—	(12,748)	106,252
	$754,425	$136	$(81,148)	$673,413

Small Business Administration ("SBA") agency obligations are floating rate, government guaranteed securities backed by $92.2 million of commercial mortgages and $33.3 million of equipment finance loans at December 31, 2023.

At December 31, 2023 and 2022, investment securities with a carrying value of $203.9 million and $350.8 million, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2023 and 2022.

There was no allowance for credit losses associated with the investment securities portfolio at December 31, 2023 or 2022.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at  December 31, 2023 and 2022 presented by length of time the securities had been in a continuous unrealized loss position.

	2023
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$29,522	$(719)	$95,725	$(11,271)	$125,247	$(11,990)
Pass-through mortgage securities	2,361	(1)	134,558	(27,130)	136,919	(27,131)
Collateralized mortgage obligations	—	—	102,528	(21,074)	102,528	(21,074)
SBA agency obligations	98,879	(1,083)	—	—	98,879	(1,083)
Corporate bonds	—	—	105,915	(13,085)	105,915	(13,085)
Total temporarily impaired	$130,762	$(1,803)	$438,726	$(72,560)	$569,488	$(74,363)

	2022
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$238,157	$(12,047)	$13,934	$(4,542)	$252,091	$(16,589)
Pass-through mortgage securities	12,667	(979)	135,853	(30,156)	148,520	(31,135)
Collateralized mortgage obligations	42,560	(1,515)	70,834	(19,161)	113,394	(20,676)
Corporate bonds	—	—	106,252	(12,748)	106,252	(12,748)
Total temporarily impaired	$293,384	$(14,541)	$326,873	$(66,607)	$620,257	$(81,148)

Following is a discussion of unrealized losses by type of security, none of which are considered impaired at December 31, 2023.

State and Municipals

At December 31, 2023, approximately $125.2 million of state and municipal bonds had an unrealized loss of $12.0 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At December 31, 2023, pass-through mortgage securities of approximately $136.9 million had an unrealized loss of $27.1 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At December 31, 2023, collateralized mortgage obligations of approximately $102.5 million had an unrealized loss of $21.1 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

SBA Agency Obligations

At December 31, 2023, SBA agency obligations of approximately $98.9 million had an unrealized loss of $1.1 million. These securities were issued by the SBA, a U.S. government agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At December 31, 2023, approximately $105.9 million of corporate bonds had an unrealized loss of $13.1 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at December 31, 2023.

Sales of AFS Securities. Sales of AFS securities were as follows:

(in thousands)	2023	2022	2021
Proceeds	$145,451	$—	$71,695

Gains	$—	$—	$1,120
Losses	(3,489)	—	(16)
Net gain (loss)	$(3,489)	$—	$1,104

The income tax expense (benefit) related to these net realized gains and losses was ($1.1 million) and $340,000 in 2023 and 2021, respectively, and is included in the consolidated statements of income in the line item “Income tax expense.”

Sales of HTM Securities. The Bank did not have any securities classified as HTM in 2023, 2022 or 2021.

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at December 31, 2023 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage and asset-backed securities, consisting of pass-through mortgage securities, collateralized mortgage obligations and SBA agency obligations. Although these securities are expected to have substantial periodic repayments they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$3,078	$3,076
After 1 through 5 years	130,736	117,230
After 5 through 10 years	35,930	33,999
After 10 years	104,550	95,231
Mortgage and asset-backed securities	493,462	446,341
	$767,756	$695,877

NOTE C – LOANS

The following table sets forth the loans outstanding by class of loans for the periods indicated.

	December 31,
(in thousands)	2023	2022
Commercial and industrial	$116,163	$108,493
Commercial mortgages:
Multifamily	857,163	906,498
Other	829,090	789,140
Owner-occupied	233,461	220,855
Residential mortgages:
Closed end	1,166,887	1,240,144
Revolving home equity	44,070	45,213
Consumer and other	1,230	1,390
	$3,248,064	$3,311,733

The following tables present the activity in the ACL for the years ended December 31, 2023, 2022 and 2021.

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2023	Chargeoffs	Recoveries	Credit Losses	12/31/2023
Commercial and industrial	$1,543	$2,026	$81	$2,432	$2,030
Commercial mortgages:
Multifamily	8,430	—	—	(1,613)	6,817
Other	7,425	—	15	410	7,850
Owner-occupied	3,024	—	—	80	3,104
Residential mortgages:
Closed end	10,633	176	—	(1,619)	8,838
Revolving home equity	362	—	—	(23)	339
Consumer and other	15	8	—	7	14
	$31,432	$2,210	$96	$(326)	$28,992

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2022	Chargeoffs	Recoveries	Credit Losses	12/31/2022
Commercial and industrial	$888	$511	$154	$1,012	$1,543
SBA PPP	46	—	—	(46)	—
Commercial mortgages:
Multifamily	8,154	—	—	276	8,430
Other	6,478	—	—	947	7,425
Owner-occupied	2,515	—	—	509	3,024
Residential mortgages:
Closed end	11,298	372	—	(293)	10,633
Revolving home equity	449	—	—	(87)	362
Consumer and other	3	1	—	13	15
	$29,831	$884	$154	$2,331	$31,432

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2021	Chargeoffs	Recoveries	Credit Losses	12/31/2021
Commercial and industrial	$1,416	$307	$205	$(426)	$888
SBA PPP	209	—	—	(163)	46
Commercial mortgages:
Multifamily	9,474	544	—	(776)	8,154
Other	4,913	—	—	1,565	6,478
Owner-occupied	1,905	165	91	684	2,515
Residential mortgages:
Closed end	14,706	189	22	(3,241)	11,298
Revolving home equity	407	—	254	(212)	449
Consumer and other	7	1	1	(4)	3
	$33,037	$1,206	$573	$(2,573)	$29,831

The credit provision recorded in 2023 was mainly due to improvements in historical loss rates, the economic forecasts of unemployment and GDP and other portfolio metrics and a decrease in outstanding mortgage loans, partially offset by net chargeoffs and allowances for individually evaluated loans. The provision recorded in 2022 was mainly due to an increase in outstanding mortgage loans, chargeoffs and deteriorating economic conditions, partially offset by lower historical loss rates. The credit provision recorded in 2021 was mainly due to improvements in economic conditions, asset quality and other portfolio metrics, partially offset by an increase in outstanding commercial mortgage loans and net chargeoffs.

Aging of Loans. The following tables present the aging of loans past due and loans in nonaccrual status by class of loans.

	December 31, 2023
	Past Due			Nonaccrual
(in thousands)	30-59 Days	60-89 Days	90 Days or More and Still Accruing	With an Allowance for Credit Loss	With No Allowance for Credit Loss	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$73	$—	$—	$722	$—	$795	$115,368	$116,163
Commercial mortgages:
Multifamily	—	—	—	—	—	—	857,163	857,163
Other	1,624	—	—	—	—	1,624	827,466	829,090
Owner-occupied	—	—	—	—	—	—	233,461	233,461
Residential mortgages:
Closed end	1,389	—	—	—	331	1,720	1,165,167	1,166,887
Revolving home equity	—	—	—	—	—	—	44,070	44,070
Consumer and other	—	—	—	—	—	—	1,230	1,230
	$3,086	$—	$—	$722	$331	$4,139	$3,243,925	$3,248,064

	December 31, 2022
Commercial and industrial	$297	$—	$—	$—	$—	$297	$108,196	$108,493
Commercial mortgages:
Multifamily	—	—	—	—	—	—	906,498	906,498
Other	—	—	—	—	—	—	789,140	789,140
Owner-occupied	—	—	—	—	—	—	220,855	220,855
Residential mortgages:
Closed end	452	—	—	—	—	452	1,239,692	1,240,144
Revolving home equity	—	—	—	—	—	—	45,213	45,213
Consumer and other	1	—	—	—	—	1	1,389	1,390
	$750	$—	$—	$—	$—	$750	$3,310,983	$3,311,733

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at December 31, 2023, 2022 or 2021.

Accrued interest receivable from loans totaled $10.4 million and $9.2 million at December 31, 2023 and 2022, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

Loans to Directors and Executive Officers. At  December 31, 2023, loans outstanding to executive officers and directors, including their immediate families and companies in which they are principal owners totaled $1.6 million. There were no such loans outstanding at December 31, 2022.

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

The Bank did not modify any loans to borrowers experiencing financial difficulty during 2023, 2022 or 2021.

There were no modifications for which there was a payment default during 2023, 2022 and 2021 that were modified during the 12 month period prior to default. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

The following tables present the amortized cost basis of loans by class of loans, vintage and risk rating. Loans shown as Pass are all loans other than those risk rated Watch, Special Mention, Substandard or Doubtful. Also presented are gross chargeoffs and recoveries recorded in 2023 by year of origination.

	December 31, 2023
	Term Loans by Origination Year						Revolving
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$46,086	$20,928	$22,289	$5,283	$1,978	$5,209	$10,959	$112,732
Watch	—	—	2,709	—	—	—	—	2,709
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	632	—	—	—	—	90	722
Doubtful	—	—	—	—	—	—	—	—
	$46,086	$21,560	$24,998	$5,283	$1,978	$5,209	$11,049	$116,163

Current-period gross chargeoffs	$—	$(1,354)	$—	$—	$—	$—	$(672)	$(2,026)
Current-period recoveries	—	—	—	—	—	—	81	81
Current-period net chargeoffs	$—	$(1,354)	$—	$—	$—	$—	$(591)	$(1,945)

Commercial mortgages – multifamily:
Risk rating:
Pass	$42,030	$191,738	$176,836	$37,340	$116,805	$292,289	$125	$857,163
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$42,030	$191,738	$176,836	$37,340	$116,805	$292,289	$125	$857,163

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – other:
Risk rating:
Pass	$72,098	$195,215	$221,488	$97,080	$33,645	$188,078	$26	$807,630
Watch	—	—	—	—	—	916	—	916
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20,544	—	20,544
Doubtful	—	—	—	—	—	—	—	—
	$72,098	$195,215	$221,488	$97,080	$33,645	$209,538	$26	$829,090

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	15	—	15
Current-period net chargeoffs	$—	$—	$—	$—	$—	$15	$—	$15

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$21,841	$53,796	$53,073	$23,638	$40,347	$32,618	$2,794	$228,107
Watch	277	—	5,077	—	—	—	—	5,354
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$22,118	$53,796	$58,150	$23,638	$40,347	$32,618	$2,794	$233,461

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Term Loans by Origination Year						Revolving
(in thousands)	2023	2022	2021	2020	2019	Prior	Loans (1)	Total
Residential mortgages (2):
Risk rating:
Pass	$27,649	$195,602	$162,898	$34,055	$15,452	$731,406	$44,070	$1,211,132
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	331	—	331
Doubtful	—	—	—	—	—	—	—	—
	$27,649	$195,602	$162,898	$34,055	$15,452	$731,737	$44,070	$1,211,463

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$(176)	$—	$(176)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$(176)	$—	$(176)

Consumer and other:
Risk rating:
Pass	$45	$220	$—	$—	$100	$1	$757	$1,123
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	107	107
	$45	$220	$—	$—	$100	$1	$864	$1,230

Current-period gross chargeoffs	$—	$(8)	$—	$—	$—	$—	$—	$(8)
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$(8)	$—	$—	$—	$—	$—	$(8)

Total Loans	$210,026	$658,131	$644,370	$197,396	$208,327	$1,271,392	$58,928	$3,248,570
Total net chargeoffs	$—	$(1,362)	$—	$—	$—	$(161)	$(591)	$(2,114)

(1)	Includes revolving lines converted to term of $2.6 million of commercial and industrial, $1.0 million of owner-occupied commercial mortgage and $7.0 million of residential home equity.

(2)	Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $506,000 related to basis adjustments for loans in the closed portfolio under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See "Note O - Derivatives" for more information on the fair value hedge.

NOTE D – PREMISES AND EQUIPMENT AND OPERATING LEASES

Premises and equipment. Bank premises and equipment consist of the following:

	December 31,
(in thousands)	2023	2022
Land	$9,002	$8,552
Buildings and improvements	22,250	22,120
Leasehold improvements	12,412	12,002
Furniture and equipment	37,010	36,595
Construction in process	642	433
	81,316	79,702
Accumulated depreciation and amortization	(49,902)	(48,042)
	$31,414	$31,660

In 2022, the Bank incurred a net loss of $553,000 on the disposition of certain premises and fixed assets. The net loss includes a gain on sale of five Glen Head, NY buildings, a writedown and transfer to held-for-sale of a remaining building in Glen Head and a write-off of all related equipment and fixed assets including a nearby freestanding ATM location. In 2023, the Bank sold the remaining Glen Head building held-for-sale and realized a net gain of $240,000.

Land and buildings held-for-sale at  December 31, 2023 and 2022 amounted to $383,000 and $2.4 million, respectively.

Operating Leases. The Bank leases certain branch and back-office locations under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2038 and had a weighted average remaining term of 11.15 and 11.79 years at December 31, 2023 and 2022, respectively. Many of the Bank’s leases include renewal options of up to 10 years with the longest option extending to 25 years. The exercise of lease renewal options is at the Bank’s sole discretion.

The weighted average discount rate for leases in place at  December 31, 2023 and 2022 was 3.29% and 3.24%, respectively. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Bank had one such lease in 2023 and 2022 and recognized rent expense for these leases on a straight-line basis over the lease term. There were no short-term leases in 2021.

The Bank’s branch optimization strategy resulted in charges of $905,000 in 2022 and $3.1 million in 2021 related to the closing or relocation of leased branch office space. The charges include rent and depreciation expenses, lease acceleration costs and asset disposal charges. These charges are included in the consolidated statements of income in “occupancy and equipment expense” and, in 2022, partially included in “loss on disposition of premises and fixed assets.”

Rental payments required by the Bank’s lease agreements may increase over time based on certain variable components such as real estate taxes and common area maintenance charges.

The components of rent expense were as follows:

	December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$3,480	$3,271	$4,462
Variable lease cost	463	490	405
Short-term lease cost	78	10	—
	$4,021	$3,771	$4,867

The following is a maturity analysis of the operating lease liability at December 31, 2023.

Year (dollars in thousands)	Total
2024	$3,522
2025	3,379
2026	3,097
2027	2,750
2028	1,879
Thereafter	15,422
Total lease payments	30,049
Less: interest	5,109
$24,940

NOTE E – DEPOSITS

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2023.

Year (dollars in thousands)	Total
2024	$528,784
2025	15,455
2026	11,194
2027	18,209
2028	16,218
Thereafter	1,573
$591,433

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $70.3 million and $104.7 million at December 31, 2023 and 2022, respectively. Deposits from executive officers, directors and their affiliates at  December 31, 2023 and 2022 were approximately $8.4 million and $8.8 million, respectively. Time deposits maturing in 2024 include $176.0 million of brokered deposits.

NOTE F – BORROWED FUNDS

Borrowings at  December 31, 2023 and 2022 consisted of overnight and fixed rate Federal Home Loan Bank (“FHLB”) advances as follows.

	December 31,
(in thousands)	2023	2022
Short-term borrowings:
FHLB overnight advances	$70,000	$—

Long-term debt:
FHLB advances	472,500	411,000
	$542,500	$411,000

Accrued interest payable on borrowed funds is included in “accrued expenses and other liabilities” in the consolidated balance sheets and amounted to $1.4 million and $535,000 at December 31, 2023 and 2022, respectively.

FHLB advances are collateralized by a blanket lien on residential and commercial mortgage loans with a lendable value of $1.9 billion and $2.2 billion at December 31, 2023 and 2022, respectively. Each advance is non-amortizing and, for those advances with a term greater than one day, subject to a prepayment penalty. Short-term FHLB advances are those with original maturities of 90 days or less.

The following table sets forth as of December 31, 2023 the contractual maturities and weighted average interest rates of FHLB advances for each of the next five years. There are no FHLB advances with contractual maturities beyond three years at December 31, 2023.

Contractual Maturity (dollars in thousands)	Amount	Weighted Average Rate
Overnight	$70,000	5.64%
2024	387,500	4.79
2025	75,000	4.51
2026	10,000	2.12
2027	—	—
2028	—	—
After 2028	—	—
	472,500	4.69
	$542,500	4.81%

NOTE G – INCOME TAXES

The Corporation, the Bank and it’s subsidiaries, except for the REIT, file a consolidated federal income tax return. Income taxes charged to earnings in 2023, 2022 and 2021 had effective tax rates of 11.0%, 19.4% and 19.2%, respectively. The following table sets forth a reconciliation of the statutory federal income tax rate to the Corporation’s effective tax rate.

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(4.8)	1.7	2.1
Tax-exempt income, net of disallowed cost of funding	(3.3)	(2.8)	(3.3)
BOLI income	(2.3)	(1.1)	(0.9)
Excess tax benefit of stock-based compensation	0.4	—	0.1
Non-deductible officer compensation	—	0.1	—
Other	—	0.5	0.2
	11.0%	19.4%	19.2%

Provision for Income Taxes. The following table sets forth the components of the provision for income taxes.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$3,469	$9,287	$8,807
State and local	909	1,330	1,467
	4,378	10,617	10,274
Deferred:
Federal	1,771	358	(76)
State and local	(2,920)	312	20
	(1,149)	670	(56)
	$3,229	$11,287	$10,218

Net Deferred Tax Asset. The following table sets forth the components of the Corporation’s net deferred tax asset.

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Unrealized loss on AFS securities	$22,070	$24,957
Allowance for credit losses and off-balance sheet credit exposure	9,036	9,767
Operating lease liability	7,627	7,951
Net operating loss carryforwards	2,869	—
Stock-based compensation	519	865
Asset writedown	51	51
Retirement expense	35	38
Interest on nonperforming loans	14	6
Contract incentive	—	139
Accrued bonuses and severance	—	50
	42,221	43,824
Valuation allowance	—	—
	42,221	43,824
Deferred tax liabilities:
Right-of-use asset	6,908	7,354
Prepaid pension	3,274	3,370
Depreciation	1,509	272
Deferred loan costs	1,365	1,545
Prepaid expenses	146	159
Interest rate swap fair market value adjustment	23	—
	13,225	12,700
Net deferred tax asset	$28,996	$31,124

The Corporation had no material unrecognized tax benefits at December 31, 2023, 2022 or 2021. The Corporation has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

The Corporation is subject to Federal, New York State ("NYS"), NYC, New Jersey and Connecticut income taxes. The Corporation did not incur any amounts for interest and penalties due taxing authorities for calendar years 2023, 2022 or 2021. The tax years 2021 through 2023 remain open to examination by the Internal Revenue Service, NYS, NYC, New Jersey and Connecticut.

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

The Corporation’s and the Bank’s actual and required capital amounts and ratios under the CBLR rules at  December 31, 2023 and 2022 are presented in the tables below.

	2023
	Actual Capital		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$435,643	10.05%	$389,969	9.00%
Bank	438,648	10.13	389,874	9.00

	2022
	Actual Capital		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets:
Consolidated	$430,366	9.83%	$394,017	9.00%
Bank	429,377	9.81	393,883	9.00

Other Matters. The source of funds for the Corporation’s dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the minimum capital requirements described above. During 2024, the Bank could, without prior approval, declare dividends of approximately $25.1 million plus any 2024 net profits retained to the date of the dividend declaration.

Regulation D of the Board of Governors of The Federal Reserve System may require banks to maintain reserves against certain deposit balances. There was no reserve requirement in 2023 or 2022.

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

The Corporation has 750,000 shares of common stock reserved for awards under the 2021 Plan, plus 23,167 shares that remained available for grant as full value RSUs or restricted stock awards under the 2014 Plan. RSUs granted under the 2014 Plan that expire or are forfeited after April 20, 2021 are added to the number of shares of common stock reserved for issuance of awards under the 2021 Plan. At December 31, 2023, 524,573 equity awards remain available to be granted under the 2021 Plan.

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

Details of RSUs. The following table summarizes the vesting schedule of RSUs outstanding at December 31, 2023.

Total
Number of RSUs:
Vested and convertible at December 31, 2023	6,641
Scheduled to vest during:
2024	119,983
2025	35,770
2026	42,276
2027	6,060
2028	3,149
213,879

The RSUs in the table above include performance-based RSUs with vesting based on the financial performance of the Corporation in 2023 and 2024 and service-based RSUs with various service-based vesting periods. The grant date fair value of RSUs is equal to the market price of the shares underlying the awards on the grant date, discounted for dividends that are not paid on these RSUs.

The fair values of awards made in 2023, 2022 and 2021, and the assumptions utilized in determining such values, are presented below.

	2023
	Performance-Based	Service-Based
	Vesting	Vesting
Grant date fair value	$16.57	$11.77	to	$16.57
Market price on grant date	$18.14	$12.57	to	$18.14
Expected annual dividend	$0.84	$0.84
Expected term (in years)	2.0	1.0	to	5.0
Risk-free interest rate	4.24%	4.01%	to	4.80%
	2022
Grant date fair value	$20.07	$17.70	to	$20.07
Market price on grant date	$21.64	$18.12	to	$21.64
Expected annual dividend	$0.80	$0.42	to	$0.80
Expected term (in years)	2.0	1.0	to	5.0
Risk-free interest rate	1.12%	1.12%	to	4.56%
	2021
Grant date fair value	$15.31	$15.31	to	$20.54
Market price on grant date	$16.83	$16.83	to	$21.58
Expected annual dividend	$0.76	$0.76	to	$0.80
Expected term (in years)	2.0	1.0	to	3.0
Risk-free interest rate	0.13%	0.08%	to	0.52%

In January 2024, 185,911 RSUs were awarded under the 2021 Plan, including 118,298 performance-based RSUs and 67,613 service-based RSUs.

The following table presents a summary of RSUs outstanding at December 31, 2023 and changes during the year then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2023	246,993	$18.35
Granted	182,811	15.43
Converted	(122,114)	18.32
Forfeited	(93,811)	17.97
Outstanding at December 31, 2023	213,879	$16.04	0.98	$2,832
Vested and convertible at December 31, 2023	6,641	$16.57	—	$88

RSUs outstanding at December 31, 2023 include 42,847 performance-based RSUs granted in 2023, of which 6,641 are vested and convertible at year-end, and 171,032 service-based RSUs. The performance-based RSUs have a maximum payout potential of 1.50 shares of the Corporation’s common stock for each RSU awarded. Based on the Corporation’s performance in 2023, 63,917 shares were forfeited on the performance-based RSUs and reflected in the table above. Service-based RSUs have a maximum payout potential of one share of the Corporation’s common stock for each RSU awarded.

The total intrinsic value of RSUs converted in 2023, 2022 and 2021 was $2.2 million, $2.0 million and $1.6 million, respectively.

Stock Option Activity. During 2022, the 750 stock options outstanding at December 31, 2021 were forfeited. There were no stock options outstanding at December 31, 2023 or 2022.

No stock options were exercised in 2023 or 2022. The total intrinsic value of options exercised in 2021 was $55,000. Cash received from option exercises in 2021 was $133,000 and the tax benefit from these exercises was $17,000.

Compensation Expense. The Corporation recorded expense for share-based payments of $1.2 million, $2.5 million and $1.6 million in 2023, 2022 and 2021, respectively, and related income tax benefits of $383,000, $760,000 and $420,000, respectively.

Unrecognized Compensation Cost. As of December 31, 2023, there was $1.8 million of total unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

Other. No cash was used to settle stock options in 2022 or 2021. The Corporation uses newly issued shares for the conversion of RSUs. During 2023, 2022 and 2021, 4,573, 3,315 and 6,580 shares, respectively, of the Corporation’s common stock were issued to members of the Board of Directors in payment of director fees.

NOTE J – RETIREMENT PLANS

The Bank has a 401(k) plan and a defined benefit pension plan (“Pension Plan” or “Plan”). Employees are immediately eligible to participate in the 401(k) plan provided they are at least 18 years of age. Participants may elect to contribute up to 100% of gross compensation, as defined, subject to the limitations of Section 401(k) of the Internal Revenue Code. The Bank may, at its sole discretion, make matching contributions to each participant's account based on the amount of the participant's contributions. Participants are fully vested in their elective contributions and, after five years of participation in the 401(k) plan, are fully vested (20% vesting per year) in the matching contributions, if any, made by the Bank. The Bank’s expense for matching contributions was $571,000, $530,000 and $519,000 for 2023, 2022 and 2021, respectively.

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

Significant Actuarial Assumptions. The following table sets forth the significant actuarial assumptions used to determine the benefit obligation at December 31, 2023, 2022 and 2021 and the benefit cost for each of the Plan years then ended.

	2023	2022	2021
Weighted average assumptions used to determine the
benefit obligation at year end:
Discount rate	5.16%	5.44%	2.97%
Rate of increase in compensation levels	4.00%	3.50%	3.50%

Weighted average assumptions used to determine net pension cost:
Discount rate	5.44%	2.97%	2.67%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	6.00%	5.25%	5.25%

The decrease in the discount rate from 5.44% in 2022 to 5.16% in 2023 increased the projected benefit obligation at December 31, 2023 by approximately $1.5 million. The increase in the salary scale from 3.50% in 2022 to 4.00% in 2023 increased the projected benefit obligation at December 31, 2023 by approximately $296,000. Changes due to experience, including changes in participant demographics, resulted in a net actuarial loss of approximately $1.0 million during 2023.

The increase in the discount rate from 2.97% in 2021 to 5.44% in 2022 decreased the projected benefit obligation at December 31, 2022 by approximately $15.3 million. Changes due to experience, including changes in participant demographics, resulted in a net actuarial loss of approximately $1.6 million during 2022.

Net Pension Cost. The following table sets forth the components of net periodic pension cost.

(in thousands)	2023	2022	2021
Service cost plus expected expenses and net of expected plan
participant contributions	$1,378	$2,133	$2,131
Interest cost	2,341	1,641	1,454
Expected return on plan assets	(3,245)	(3,903)	(3,914)
Amortization of net actuarial loss	1,018	—	—
Net pension cost (credit)	$1,492	$(129)	$(329)

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

(in thousands)	2023	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$44,460	$56,587	$55,642
Service cost	1,630	2,357	2,340
Interest cost	2,341	1,641	1,454
Benefits paid	(2,430)	(2,361)	(2,264)
Assumption changes	1,778	(15,343)	(2,173)
Experience loss and other	1,019	1,579	1,588
Projected benefit obligation at end of year	48,798	44,460	56,587

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	55,509	75,684	75,751
Actual return on plan assets	6,127	(18,113)	1,906
Plan participant contributions	455	425	413
Benefits paid	(2,430)	(2,361)	(2,264)
Expenses	(123)	(126)	(122)
Fair value of plan assets at end of year	59,538	55,509	75,684
Funded status at end of year	$10,740	$11,049	$19,097
Accumulated benefit obligation	$45,185	$41,551	$52,362

During 2023, the Bank did not make a contribution to the Plan and the Bank has no minimum required pension contribution for the Plan year ending September 30, 2024. The Bank does not expect to make a contribution in 2024.

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

	December 31, 2023
	Target Allocation	Percentage of Plan Assets	Weighted Average Expected Long-term Rates of Return
Cash equivalents	0% - 1%	0.3%	<1.00%
Equity mutual funds	20% - 30%	25.0%	6.1% to 8.5%
Fixed income mutual funds	70% - 80%	74.7%	4.9% to 6.1%
		100.0%	5.2% to 6.7%

	December 31, 2022
Cash equivalents	0% - 1%	0.3%	<1.00%
Equity mutual funds	20% - 30%	24.8%	6.3% to 8.8%
Fixed income mutual funds	70% - 80%	74.9%	4.3% to 5.6%
		100.0%	4.8% to 6.3%

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

At December 31, 2023, the equity and fixed income components of Plan assets consisted of the following Vanguard institutional funds:

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

●

Vanguard Long-Term Treasury Index Fund (VLGIX). This fund seeks to track the performance of the Bloomberg Barclays U.S. Long Treasury Bond Index. The fund is passively managed using index sampling and includes long-term, fixed income securities issued by the U.S. Treasury.

Fair Value of Plan Assets. The fair value of Plan assets at  December 31, 2023 and 2022 is summarized below.

		Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$196	$—	$196	$—
Total cash equivalents	196	—	196	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	8,940	8,940	—	—
Vanguard Total International Stock Index Fund (VTSNX)	5,928	5,928	—	—
Total equity mutual funds	14,868	14,868	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	33,062	33,062	—	—
Vanguard Long-Term Treasury Index Fund (VLGIX)	11,412	11,412	—	—
Total fixed income mutual funds	44,474	44,474	—	—
Total Plan Assets	$59,538	$59,342	$196	$—

December 31, 2022:
Cash equivalents:
Vanguard Prime Money Market Mutual Fund	$192	$—	$192	$—
Total cash equivalents	192	—	192	—
Equity mutual funds:
Vanguard Total Stock Market Index Fund (VITSX)	8,131	8,131	—	—
Vanguard Total International Stock Index Fund (VTSNX)	5,663	5,663	—	—
Total equity mutual funds	13,794	13,794	—	—
Fixed income mutual funds:
Vanguard Long-Term Investment Grade Fund (VWETX)	30,869	30,869	—	—
Vanguard Long-Term Treasury Index Fund (VLGIX)	10,654	10,654	—	—
Total fixed income mutual funds	41,523	41,523	—	—
Total Plan Assets	$55,509	$55,317	$192	$—

The fair values of the Vanguard mutual funds represent their net asset values (“NAV”) at December 31, 2023 and 2022. On an ongoing basis, the Plan has the ability to readily redeem its investments in these funds at their NAV per share with no advance notification.

An explanation of matrix pricing and the definitions of Level 1, 2 and 3 fair value measurements are included in “Note M – Fair Value of Financial Instruments” to these consolidated financial statements.

At December 31, 2023 and 2022, the Plan’s cash and cash equivalents amounted to 0.3% of the Plan’s total assets and represented investments in the Vanguard Prime Money Market Mutual Fund.

Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service as appropriate, are expected to be made by the Plan.

Year (in thousands)	Amount
2024	$2,824
2025	2,997
2026	3,139
2027	3,272
2028	3,418
2029 - 2033	18,393

NOTE K – OTHER OPERATING EXPENSES

Expenses included in other operating expenses that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the years shown are as follows.

(in thousands)	2023	2022	2021
FDIC Insurance	$1,944	$1,162	$1,092
Computer services	1,436	1,501	1,646
Telecommunications	1,354	1,669	1,658
Director Fees	1,293	1,100	1,375

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

Financial instruments whose contract amounts represent credit risk are as follows:

	2023		2022
(in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$1,877	$237,083	$27,694	$222,470
Standby letters of credit	6,852	—	8,706	—

A commitment to extend credit is a legally binding agreement to lend to a customer as long as there is no violation of any condition established in the contract. Unused home equity, small business and commercial lines of credit are a large component of the Bank’s variable rate loan commitments. Since some of the commitments to extend credit and letters of credit are expected to expire without being drawn upon and, with respect to unused lines of credit, can be frozen, reduced or terminated by the Bank based on the financial condition of the borrower, the total commitment amounts do not necessarily represent future cash requirements. Home equity lines generally expire ten years from their date of origination and small business lines generally have a three year term. Other real estate loan commitments generally expire within 60 to 90 days and commercial line commitments generally expire within one year. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, securities, deposit accounts with the Bank or other financial institutions and security interests in business assets and equipment. At  December 31, 2023, the Bank’s fixed rate loan commitments are primarily overdraft lines of credit on deposit accounts.

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

Employment Agreements. At December 31, 2023, the Corporation’s chief executive officer and executive vice presidents, collectively referred to as the senior executives, have employment agreements with the Corporation under which they are entitled to severance compensation in the event that their employment is terminated without cause or they terminate their employment following an event constituting Good Reason, as defined. The chief executive officer’s amended and restated employment agreement has a term of three years beginning January 1, 2022. Each of the other senior executives has an employment agreement with a term of two years and various effective dates. These two year and three year employment agreements automatically renew for an additional period of one year on January 1 of each year unless the Corporation gives written notice of non-renewal at least 30 days prior to such date. Notwithstanding the foregoing, each of these employment agreements expire on December 31 of the calendar year in which the executive attains normal retirement age (“Retirement Age Termination Date”), which for these purposes is age 65. At the appropriate time and at its option, the Corporation can extend the employment agreements for two years beyond their retirement age termination dates. The current aggregate annual salaries provided for in these employment agreements is $2.7 million.

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

The Corporation deems transfers between levels of the fair value hierarchy to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy in either 2023 or 2022.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$143,621	$—	$143,429	$192
Pass-through mortgage securities	138,603	—	138,603	—
Collateralized mortgage obligations	182,262	—	182,262	—
SBA agency obligations	125,476	—	125,476	—
Corporate bonds	105,915	—	105,915	—
	695,877	—	695,685	192
Derivative - interest rate swaps	582	—	582	—
	$696,459	$—	$696,267	$192
December 31, 2022:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$305,247	$—	$304,680	$567
Pass-through mortgage securities	148,520	—	148,520	—
Collateralized mortgage obligations	113,394	—	113,394	—
Corporate bonds	106,252	—	106,252	—
	$673,413	$—	$672,846	$567

State and municipal AFS securities measured using Level 3 inputs. The Bank held three non-rated bond anticipation notes with a book value of $192,000 at December 31, 2023. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at December 31, 2023.

Land and Buildings. Premises and facilities held-for-sale of $383,000 and $2.4 million at December 31, 2023 and 2022, respectively, are reported in the line item “Other assets” in the consolidated balance sheets and are measured at lower of cost or fair value on a nonrecurring basis.

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

	Level of	December 31, 2023		December 31, 2022
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$60,887	$60,887	$74,178	$74,178
Loans, net (1)	Level 3	3,219,072	2,945,864	3,280,301	3,064,849
Restricted stock	n/a	32,659	n/a	26,363	n/a

Financial Liabilities:
Checking deposits	Level 1	1,133,184	1,133,184	1,324,141	1,324,141
Savings, NOW and money market deposits	Level 1	1,546,369	1,546,369	1,661,512	1,661,512
Time deposits	Level 2	591,433	586,856	478,981	467,986
Short-term borrowings	Level 1	70,000	70,000	—	—
Long-term debt	Level 2	472,500	471,276	411,000	407,890

(1)	The decrease in fair value of net loans is mainly due to an increase in interest rates.

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

Transaction and Branch Service Fees. The following revenue streams are components of “Other noninterest income” on the consolidated statements of income. These components totaled $3.3 million, $2.9 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Other items included in “Other noninterest income,” such as non-service components of net pension cost, real estate tax refunds and gains on sales of fixed assets are outside of the scope of Accounting Standards Codification 606.

Debit/Credit Card Revenues. The Bank earns a fee when its customers use their debit or credit cards in point-of-sale transactions. These fees are generally known as interchange fees. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recorded daily, concurrently with the transaction processing services provided to the cardholder.

Merchant Card Services. Together with a third-party vendor, the Bank offers its small business customers debit/credit card readers for them to accept and process card payments. The vendor aggregates the charges, collects the fees and remits the Bank’s portion on a monthly basis. Fees are accrued to income as earned and collected.

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

Fair Value Hedge. On March 16, 2023, the Bank entered into a three year interest rate swap with a notional amount totaling $300 million which was designated as a fair value portfolio layer hedge of certain fixed rate residential mortgages. The Bank pays a fixed rate of 3.82% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the year ended  December 31, 2023 and the Corporation expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table summarizes information about the interest rate swap designated as a fair value hedge.

December 31, 2023
Notional amount (in millions)	$300
Fixed pay rate	3.82%
Overnight SOFR receive rate	5.38%
Maturity (in years)	2.21

The following table presents the amount recorded on the balance sheet related to cumulative basis adjustments for the fair value hedge as of the years indicated.

	December 31,
(in thousands)	2023	2022
Loans - Residential Mortgages:
Carrying amount of the hedged asset (1)	$465,495	$—
Fair value hedging adjustment included in the carrying amount of the hedged asset	(506)	—

(1) This amount represents the amortized cost basis of the closed loan portfolio used to designate the hedging relationship in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At December 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $466.0 million. The cumulative basis adjustment associated with this hedging relationship was $506,000 and the amount of the designated hedged item was $582,000.

During 2023, the Bank recorded a $3.1 million credit from the swap transaction as a component of interest income in the consolidated statements of income.

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

Interest expense recorded on the swap transactions, which totaled $426,000 and $2.9 million for 2022 and 2021, respectively, was recorded as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to the swaps were reclassified to interest expense as interest payments were made on the Bank’s variable rate liabilities. During 2022 and 2021, the Corporation had $426,000 and $2.9 million, respectively, of reclassifications to interest expense. The Bank did not have any outstanding cash flow hedges in 2023.

The following table presents the activity recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the years indicated.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Interest rate contract:
Amount of gain recognized in OCI (effective portion)	$—	$1,324	$668
Amount of loss reclassified from OCI to interest expense	—	426	2,867
Amount of loss recognized in other noninterest income (ineffective portion)	—	—	—

NOTE P – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the Corporation (parent company only) is as follows:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
Assets:
Cash and due from banks	$695	$897
Investment in subsidiary bank, at equity	383,151	363,547
Prepaid income taxes	42	3,712
Deferred income tax benefits	1,010	1,088
Other assets	9	25
	$384,907	$369,269
Liabilities:
Other liabilities	$17	$20
Cash dividends payable	4,744	4,713
	4,761	4,733
Stockholders' equity:
Common stock	2,259	2,244
Surplus	79,728	78,462
Retained earnings	355,887	348,597
	437,874	429,303
Accumulated other comprehensive loss, net of tax	(57,728)	(64,767)
	380,146	364,536
	$384,907	$369,269

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income:
Dividends from subsidiary bank	$15,000	$36,450	$33,200
Interest on deposits with subsidiary bank	6	5	3
Other	13	—	—
	15,019	36,455	33,203

Expenses:
Salaries	779	2,065	1,365
Other operating expenses	1,070	795	661
	1,849	2,860	2,026

Income before income taxes	13,170	33,595	31,177
Income tax expense (benefit)	(504)	(791)	89
Income before undistributed earnings of subsidiary bank	13,674	34,386	31,088
Equity in undistributed earnings	12,565	12,546	12,001
Net income	$26,239	$46,932	$43,089

Comprehensive income (loss)	$33,278	$(15,522)	$37,206

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$26,239	$46,932	$43,089
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary bank	(12,565)	(12,546)	(12,001)
Deferred income tax provision (credit)	78	(199)	533
Stock-based compensation expense	1,249	2,466	1,635
Decrease (increase) in other assets	16	(1)	—
Increase (decrease) in other liabilities	(3)	5	1
Other decreases (increases)	3,730	(530)	(1,112)
Net cash provided by operating activities	18,744	36,127	32,145

Cash Flows From Investing Activities:
Capital contributions to Bank subsidiary	—	—	—

Cash Flows From Financing Activities:
Repurchase of common stock	—	(17,889)	(14,501)
Proceeds from issuance of common stock, net of shares withheld	(28)	263	607
Cash dividends paid	(18,918)	(18,591)	(18,261)
Net cash used in financing activities	(18,946)	(36,217)	(32,155)
Net decrease in cash and cash equivalents*	(202)	(90)	(10)
Cash and cash equivalents, beginning of year	897	987	997
Cash and cash equivalents, end of year	$695	$897	$987

Supplemental Schedule of Noncash Financing Activities:
Cash dividends payable	$4,744	$4,713	$4,648

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

Shareholders and the Board of Directors of

The First of Long Island Corporation

Melville, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First of Long Island Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework:(2013) issued by COSO.

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

Qualitative and Quantitative Loss Factors in the Allowance for Credit Losses

The methodology for determining the allowance for credit losses requires substantial judgment by management. As of December 31, 2023, the balance of the allowance for credit losses was $28.9 million. As described in Note A to the consolidated financial statements, management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.

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

To address this matter, we tested the design and operating effectiveness of the Company's controls related to the Q-factors, including the following:

●	Management’s application of qualitative and quantitative judgments related to the Q-factors and the resulting allocation to the allowance for credit losses;
●	Management's review over the completeness and accuracy of the data used as the basis for the Q-factors;
●	Management's testing over the mathematical accuracy of the allowance for credit losses calculation; and
●	Management committee review of the allowance for credit losses and provision for credit losses.

Our substantive procedures related to the Q-factors included the following:

●	Evaluating the reasonableness of management’s application of Q-factors and the resulting allocation to the allowance for credit losses;
●	Testing the completeness and accuracy of certain data used in the qualitative factor calculations; and
●	Testing the mathematical accuracy of the allowance for credit loss calculation.

/s/ CROWE LLP
Crowe LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 8, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s Principal Executive Officer, Christopher Becker, and Principal Financial Officer, Janet T. Verneuille, have evaluated the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

The First of Long Island Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework:(2013) issued by COSO. Based on the assessment, management determined that, as of December 31, 2023, the Corporation’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Crowe LLP, an independent registered public accounting firm, has expressed an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023 in their report which appears on page 68.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission (“SEC”) regulations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2024 that was filed with the SEC.

The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, chief risk officer, controller and persons performing similar functions. The Corporation’s Code of Ethics and amendments to and waivers from the Code of Ethics are posted on the Bank’s website. To access the Code of Ethics for Senior Financial Officers go to the homepage of the Bank’s Internet website at www.fnbli.com and click on “FLIC Investor Relations,” place the cursor over “Corporate Governance,” click on “Corporate Governance Documents” and then click on “Code of Ethics for Senior Financial Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2024 that was filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2024 that was filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2024 that was filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 2024 that was filed with the SEC.

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

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

(a) 2. Financial Statement Schedules

None applicable.

(a) 3. Listing of Exhibits

See Index of Exhibits that follows.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3(i)	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) of Registrant’s Form 10-Q filed May 10, 2018)
3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed April 25, 2017)
4(vi)	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4(vi) of Registrant’s Form 10-K filed March 10, 2020)
10.1	The First of Long Island Corporation 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 17, 2014)
10.2	The First of Long Island Corporation 2021 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 12, 2021)
10.3	The First of Long Island Corporation 2016 Cash Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed March 15, 2016)
10.4	Amended and Restated Employment Agreement between Registrant and Christopher Becker, as amended (incorporated by reference to Exhibit 10.12 of Registrant’s Form 8-K filed February 18, 2022)
10.5

Employment Agreement between Registrant and Janet T. Verneuille and the First Amendment thereto (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed August 9, 2019 and Exhibit 10.13 of Registrant’s Form 8-K filed February 18, 2022)

10.6	Second Amendment to Employment Agreement between Registrant and Janet T. Verneuille
10.7

Employment Agreement between Registrant and Christopher J. Hilton, and the First Amendment thereto (incorporated by reference to Exhibit 10.9 of Registrant's Form 10-K filed March 15, 2019 and Exhibit 10.13 of Registrant's Form 8-K filed February 18, 2022)

10.8	Second Amendment to Employment Agreement between Registrant and Christopher J. Hilton
10.9

Employment Agreement between Registrant and Susanne Pheffer, and the First Amendment thereto (incorporated by reference to Exhibits 10.10 of Registrants Form 10-K filed March 12, 2021 and Exhibit 10.13 of Registrant's Form 8-K filed February 18, 2022)

10.10	Resignation and Consulting Agreement between Registrant and Jay P. McConie (incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed on November 1, 2023)
10.11

Cooperation Agreement by and among Registrant, Driver Opportunity Partners I LP, Driver Management Company LLC and J. Abbott R. Cooper (incorporated by reference to Exhibit 10.1 of Registrant’s 8-K filed on January 9, 2023)

21	Subsidiary information included in Part 1, “Business” of this Form 10-K
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
97	Clawback Policy
101

The following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: March 8, 2024	By /s/ CHRISTOPHER BECKER
CHRISTOPHER BECKER, President & Chief Executive Officer
(principal executive officer)

By /s/ JANET T. VERNEUILLE
JANET T. VERNEUILLE, Senior Executive Vice President, Chief Financial Officer & Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Titles	Date

/s/ WALTER C. TEAGLE III	Non‑executive Chairman of the Board	March 8, 2024
Walter C. Teagle III

/s/ CHRISTOPHER BECKER	Director	March 8, 2024
Christopher Becker

/s/ PAUL T. CANARICK	Director	March 8, 2024
Paul T. Canarick

/s/ J. ABBOTT R. COOPER	Director	March 8, 2024
J. Abbott R. Cooper

/s/ ALEXANDER L. COVER	Director	March 8, 2024
Alexander L. Cover

/s/ JOHN J. DESMOND	Director	March 8, 2024
John J. Desmond

/s/ EDWARD J. HAYE	Director	March 8, 2024
Edward J. Haye

/s/ LOUISA M. IVES	Director	March 8, 2024
Louisa M. Ives

/s/ PETER QUICK	Director	March 8, 2024
Peter Quick

/s/ DENISE STRAIN	Director	March 8, 2024
Denise Strain

/s/ MILBREY RENNIE TAYLOR	Director	March 8, 2024
Milbrey Rennie Taylor

/s/ ERIC TVETER	Director	March 8, 2024
Eric Tveter