Form 10-Q
period 2024-03-31
FIRST OF LONG ISLAND CORP
filed 2024-05-09
CIK 740663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32964

THE FIRST OF LONG ISLAND CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-2672906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of May 7, 2024, the registrant had 22,516,143 shares of common stock, $0.10 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2024	2023
Assets:
Cash and cash equivalents	$106,878	$60,887
Investment securities available-for-sale, at fair value	677,112	695,877

Loans:
Commercial and industrial	123,333	116,163
Secured by real estate:
Commercial mortgages	1,922,275	1,919,714
Residential mortgages	1,148,719	1,166,887
Home equity lines	41,085	44,070
Consumer and other	1,162	1,230
	3,236,574	3,248,064
Allowance for credit losses	(28,335)	(28,992)
	3,208,239	3,219,072
Restricted stock, at cost	31,344	32,659
Bank premises and equipment, net	30,957	31,414
Right-of-use asset - operating leases	21,932	22,588
Bank-owned life insurance	114,460	114,045
Pension plan assets, net	10,634	10,740
Deferred income tax benefit	30,137	28,996
Other assets	24,006	19,622
	$4,255,699	$4,235,900
Liabilities:
Deposits:
Checking	$1,102,284	$1,133,184
Savings, NOW and money market	1,564,153	1,546,369
Time	660,070	591,433
	3,326,507	3,270,986
Overnight advances	—	70,000
Other borrowings	515,000	472,500
Operating lease liability	24,269	24,940
Accrued expenses and other liabilities	12,800	17,328
	3,878,576	3,855,754
Stockholders' Equity:
Common stock, par value $0.10 per share:
Authorized, 80,000,000 shares;
Issued and outstanding, 22,477,928 and 22,590,942 shares	2,248	2,259
Surplus	78,190	79,728
Retained earnings	355,605	355,887
	436,043	437,874
Accumulated other comprehensive loss, net of tax	(58,920)	(57,728)
	377,123	380,146
	$4,255,699	$4,235,900

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Interest and dividend income:
Loans	$33,543	$30,405
Investment securities:
Taxable	6,993	3,669
Nontaxable	960	1,945
	41,496	36,019
Interest expense:
Savings, NOW and money market deposits	10,083	5,775
Time deposits	6,977	3,069
Overnight advances	263	108
Other borrowings	6,012	3,433
	23,335	12,385
Net interest income	18,161	23,634
Credit provision for credit losses	—	(1,056)
Net interest income after credit provision for credit losses	18,161	24,690

Noninterest income:
Bank-owned life insurance	840	780
Service charges on deposit accounts	880	787
Net loss on sales of securities	—	(3,489)
Other	1,054	935
	2,774	(987)
Noninterest expense:
Salaries and employee benefits	9,974	9,765
Occupancy and equipment	3,214	3,325
Other	3,018	3,481
	16,206	16,571
Income before income taxes	4,729	7,132

Income tax expense	294	651
Net income	$4,435	$6,481

Weighted average:
Common shares	22,520,568	22,493,437
Dilutive restricted stock units	73,827	86,807
	22,594,395	22,580,244
Earnings per share:
Basic	$0.20	$0.29
Diluted	0.20	0.29

Cash dividends declared per share	0.21	0.21

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net income	$4,435	$6,481
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities	(1,789)	5,420
Change in funded status of pension plan	200	254
Other comprehensive income (loss) before income taxes	(1,589)	5,674
Income tax expense (benefit)	(397)	1,825
Other comprehensive income (loss)	(1,192)	3,849
Comprehensive income	$3,243	$10,330

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31, 2024
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	22,590,942	$2,259	$79,728	$355,887	$(57,728)	$380,146
Net income				4,435		4,435
Other comprehensive loss					(1,192)	(1,192)
Repurchase of common stock	(167,526)	(17)	(2,003)			(2,020)
Shares withheld upon the vesting and conversion of RSUs	(19,530)	(2)	(250)			(252)
Common stock issued under stock compensation plans	46,926	5	9			14
Common stock issued under dividend reinvestment and stock purchase plan	27,116	3	305			308
Stock-based compensation			401			401
Cash dividends declared				(4,717)		(4,717)
Balance, March 31, 2024	22,477,928	$2,248	$78,190	$355,605	$(58,920)	$377,123

	Three Months Ended March 31, 2023
					Accumulated
					Other
	Common Stock			Retained	Comprehensive
(dollars in thousands)	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	22,443,380	$2,244	$78,462	$348,597	$(64,767)	$364,536
Net income				6,481		6,481
Other comprehensive income					3,849	3,849
Shares withheld upon the vesting and conversion of RSUs	(47,275)	(5)	(846)			(851)
Common stock issued under stock compensation plans	103,015	11	6			17
Common stock issued under dividend reinvestment and stock purchase plan	32,665	3	500			503
Stock-based compensation			499			499
Cash dividends declared				(4,727)		(4,727)
Balance, March 31, 2023	22,531,785	$2,253	$78,621	$350,351	$(60,918)	$370,307

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$4,435	$6,481
Adjustments to reconcile net income to net cash provided by operating activities:
Credit provision for credit losses	—	(1,056)
Credit provision for deferred income taxes	(744)	(264)
Depreciation and amortization of premises and equipment	769	745
Amortization of right-of-use asset - operating leases	656	689
Premium amortization on investment securities, net	494	336
Net loss on sales of securities	—	3,489
Stock-based compensation expense	401	499
Accretion of cash surrender value on bank-owned life insurance	(840)	(780)
Pension expense	306	372
Decrease in other liabilities	(455)	(699)
Other increases in assets	(3,945)	(1,593)
Net cash provided by operating activities	1,077	8,219
Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds from sales	—	145,451
Proceeds from maturities and redemptions	16,542	9,809
Purchases	(60)	(134,871)
Net decrease in loans	10,833	52,747
Net decrease in restricted stock	1,315	1,328
Purchases of premises and equipment, net	(312)	(920)
Net cash provided by investing activities	28,318	73,544
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	55,521	(65,884)
Net decrease in overnight advances	(70,000)	—
Proceeds from other borrowings	100,000	75,000
Repayment of other borrowings	(57,500)	(103,500)
Proceeds from issuance of common stock, net of shares withheld	56	(348)
Repurchase of common stock	(2,020)	—
Cash dividends paid	(9,461)	(9,441)
Net cash provided by (used in) financing activities	16,596	(104,173)
Net increase (decrease) in cash and cash equivalents	45,991	(22,410)
Cash and cash equivalents, beginning of year	60,887	74,178
Cash and cash equivalents, end of period	$106,878	$51,768
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$22,263	$11,152
Income taxes	414	425
Operating cash flows from operating leases	871	528
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	—	295

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accounting and reporting policies of The First of Long Island Corporation (“Corporation”) reflect banking industry practice and conform to generally accepted accounting principles (“GAAP”) in the United States.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of Long Island (“Bank”). The Bank has one wholly-owned subsidiary: FNY Service Corp., an investment company. The Bank and FNY Service Corp. jointly own another subsidiary, The First of Long Island REIT, Inc., a real estate investment trust. The consolidated entity is referred to as the “Corporation” and the Bank and its subsidiaries are collectively referred to as the “Bank.” All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

The consolidated financial information included herein as of and for the periods ended March 31, 2024 and 2023 is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2023 consolidated balance sheet was derived from the Corporation's  December 31, 2023 audited consolidated financial statements. When appropriate, items in the prior year financial statements are reclassified to conform to the current period presentation.

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

2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss) (“OCI”). OCI includes revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. OCI for the Corporation consists of unrealized holding gains or losses on available-for-sale (“AFS”) securities, derivative instruments and changes in the funded status of the Bank’s defined benefit pension plan, all net of related income taxes. Accumulated OCI is recognized as a separate component of stockholders’ equity.

The following table sets forth the components of accumulated OCI, net of tax.

		Current
	Balance	Period	Balance
(in thousands)	12/31/2023	Change	3/31/2024
Unrealized holding loss on available-for-sale securities	$(49,809)	$(1,330)	$(51,139)
Unrealized actuarial loss on pension plan	(7,919)	138	(7,781)
Accumulated other comprehensive loss, net of tax	$(57,728)	$(1,192)	$(58,920)

The components of OCI and the related tax effects are as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Change in net unrealized holding gains or losses on available-for-sale securities:
Change arising during the period	$(1,789)	$1,931
Reclassification adjustment for losses included in net income (1)	—	3,489
	(1,789)	5,420
Tax effect	(459)	1,747
	(1,330)	3,673
Change in funded status of pension plan:
Amortization of net actuarial loss included in pension expense (2)	200	254
Tax effect	62	78
	138	176
Other comprehensive income (loss)	$(1,192)	$3,849

(1)

Represents net realized losses arising from the sale of AFS securities, included in the consolidated statements of income in the line item “Net loss on sales of securities.” See “Note 3 – Investment Securities” for the income tax benefit related to these net realized losses, included in the consolidated statements of income in the line item “Income tax expense.”

(2)

Represents the amortization of net actuarial loss relating to the Corporation’s defined benefit pension plan. This item is a component of net periodic pension cost and is included in the consolidated statements of income in the line item “Other noninterest income.”

3 - INVESTMENT SECURITIES

The following tables set forth the amortized cost and estimated fair values of the Bank’s AFS investment securities at the dates indicated.

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
State and municipals	$152,646	$92	$(14,137)	$138,601
Pass-through mortgage securities	162,557	—	(28,869)	133,688
Collateralized mortgage obligations	194,500	826	(22,000)	173,326
SBA agency obligations	122,077	290	(1,183)	121,184
Corporate bonds	119,000	—	(8,687)	110,313
	$750,780	$1,208	$(74,876)	$677,112

	December 31, 2023
State and municipals	$155,294	$317	$(11,990)	$143,621
Pass-through mortgage securities	165,734	—	(27,131)	138,603
Collateralized mortgage obligations	201,500	1,836	(21,074)	182,262
SBA agency obligations	126,228	331	(1,083)	125,476
Corporate bonds	119,000	—	(13,085)	105,915
	$767,756	$2,484	$(74,363)	$695,877

Small Business Administration (“SBA”) agency obligations are floating rate, government guaranteed securities backed by $89.5 million of commercial mortgages and $31.7 million of equipment finance loans at March 31, 2024.

At March 31, 2024 and December 31, 2023, investment securities with a carrying value of $273.7 million and $203.9 million, respectively, were pledged as collateral to secure public deposits and borrowed funds.

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2024 and December 31, 2023.

There was no allowance for credit losses associated with the investment securities portfolio at March 31, 2024 or December 31, 2023.

Securities With Unrealized Losses. The following tables set forth securities with unrealized losses at the dates indicated presented by the length of time the securities have been in a continuous unrealized loss position.

	March 31, 2024
	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
State and municipals	$6,199	$(65)	$118,520	$(14,072)	$124,719	$(14,137)
Pass-through mortgage securities	3,967	(63)	129,721	(28,806)	133,688	(28,869)
Collateralized mortgage obligations	11,383	(88)	99,643	(21,912)	111,026	(22,000)
SBA agency obligations	34,745	(455)	61,171	(728)	95,916	(1,183)
Corporate bonds	—	—	110,313	(8,687)	110,313	(8,687)
Total temporarily impaired	$56,294	$(671)	$519,368	$(74,205)	$575,662	$(74,876)

	December 31, 2023
State and municipals	$29,522	$(719)	$95,725	$(11,271)	$125,247	$(11,990)
Pass-through mortgage securities	2,361	(1)	134,558	(27,130)	136,919	(27,131)
Collateralized mortgage obligations	—	—	102,528	(21,074)	102,528	(21,074)
SBA agency obligations	98,879	(1,083)	—	—	98,879	(1,083)
Corporate bonds	—	—	105,915	(13,085)	105,915	(13,085)
Total temporarily impaired	$130,762	$(1,803)	$438,726	$(72,560)	$569,488	$(74,363)

State and Municipals

At March 31, 2024, approximately $124.7 million of state and municipal bonds had an unrealized loss of $14.1 million. Substantially all the state and municipal bonds are considered high investment grade and rated Aa2/AA- or higher. The unrealized loss is attributable to changes in interest rates and illiquidity and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Pass-through Mortgage Securities

At March 31, 2024, pass-through mortgage securities of approximately $133.7 million had an unrealized loss of $28.9 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Collateralized Mortgage Obligations

At March 31, 2024, collateralized mortgage obligations of approximately $111.0 million had an unrealized loss of $22.0 million. These securities were issued by U.S. government and government-sponsored agencies and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

SBA Agency Obligations

At March 31, 2024, SBA agency obligations of approximately $95.9 million had an unrealized loss of $1.2 million. These securities were issued by the SBA, a U.S. government agency and are considered high investment grade. The unrealized loss is attributable to changes in interest rates and not credit quality. The issuer continues to make timely principal and interest payments on the bonds. The Bank has the ability to hold these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

Corporate Bonds

At March 31, 2024, approximately $110.3 million of corporate bonds had an unrealized loss of $8.7 million. The corporate bonds represent senior unsecured debt obligations of six of the largest U.S. based financial institutions, including JPMorgan Chase, Bank of America, Citigroup, Goldman Sachs, Morgan Stanley and Wells Fargo. Each of the corporate bonds has a stated maturity of ten years and matures in 2028. The bonds reprice quarterly based on the ten year constant maturity swap rate.

Each of the financial institutions is considered upper medium investment grade and rated A3 or higher. The unrealized loss is attributable to changes in credit spreads and interest rates and the illiquid nature of the securities. The Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Each of these financial institutions has diversified revenue streams, is well capitalized and continues to make timely interest payments. Management evaluates the quarterly financial statements of each company to determine if full payment of principal and interest is in doubt and does not believe there is any impairment at March 31, 2024.

Sales of AFS Securities. Sales of AFS securities were as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Proceeds	$—	$145,451

Gains	$—	$—
Losses	—	(3,489)
Net loss	$—	$(3,489)

Income tax benefit related to the net realized losses for the three months ended March 31, 2023 was $1.1 million and is included in the consolidated statements of income in the line item “Income tax expense.”

Maturities. The following table sets forth by maturity the amortized cost and fair value of the Bank’s state and municipal securities and corporate bonds at March 31, 2024 based on the earlier of their stated maturity or, if applicable, their pre-refunded date. The remaining securities in the Bank’s investment securities portfolio are mortgage and asset-backed securities, consisting of pass-through mortgage securities, collateralized mortgage obligations and SBA agency obligations. Although these securities are expected to have substantial periodic repayments, they are reflected in the table below in aggregate amounts.

(in thousands)	Amortized Cost	Fair Value
Within one year	$1,203	$1,201
After 1 through 5 years	135,198	125,640
After 5 through 10 years	34,505	32,145
After 10 years	100,740	89,928
Mortgage and asset-backed securities	479,134	428,198
	$750,780	$677,112

4 - LOANS

The following table sets forth the loans outstanding by class of loans at the dates indicated.

(in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$123,333	$116,163
Commercial mortgages:
Multifamily	859,271	857,163
Other	823,784	829,090
Owner-occupied	239,220	233,461
Residential mortgages:
Closed end	1,148,719	1,166,887
Revolving home equity	41,085	44,070
Consumer and other	1,162	1,230
	$3,236,574	$3,248,064

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

For loans collectively evaluated for credit loss, management segregates its loan portfolio into distinct pools, certain of which are combined in reporting loans outstanding by class of loans: (1) commercial and industrial; (2) small business; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) closed end residential mortgage; (8) revolving home equity; (9) consumer; and (10) municipal loans. Historical loss information from the Bank’s own loan portfolio from December 31, 2007 to present provides a basis for management’s assessment of expected credit losses. The choice of a historical look-back period that begins in 2007 covers an entire economic cycle and impacts the average historical loss rates used to calculate the final ACL. Due to the extensive loss data available, management selected the vintage approach to measure the historical loss component of credit losses for most of its loan pools. For the revolving home equity and small business pools, the lifetime PD/LGD (probability of default/loss given default) method is used to measure historical losses.

Modifications to borrowers experiencing financial difficulty are initially included in loans collectively evaluated for credit loss. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. A charge to the allowance for credit losses is generally not recorded upon modification.

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

The Bank did not record a provision for credit losses in the first quarter of 2024. Changes in the ACL were driven largely by net chargeoffs of $657,000. Increases in Q-factors assessed to multifamily loans were offset by reductions in loan balances, specific reserves and other Q-factors pertaining to home prices and concentrations of credit.

The following tables present the activity in the ACL for the periods indicated.

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2024	Chargeoffs	Recoveries	Credit Losses	3/31/2024
Commercial and industrial	$2,030	$664	$7	$2	$1,375
Commercial mortgages:
Multifamily	6,817	—	—	1,297	8,114
Other	7,850	—	—	(311)	7,539
Owner-occupied	3,104	—	—	(102)	3,002
Residential mortgages:
Closed end	8,838	—	—	(857)	7,981
Revolving home equity	339	—	—	(30)	309
Consumer and other	14	—	—	1	15
	$28,992	$664	$7	$—	$28,335

	Balance at			Provision (Credit) for	Balance at
(in thousands)	1/1/2023	Chargeoffs	Recoveries	Credit Losses	3/31/2023
Commercial and industrial	$1,543	$182	$15	$14	$1,390
Commercial mortgages:
Multifamily	8,430	—	—	(958)	7,472
Other	7,425	—	—	188	7,613
Owner-occupied	3,024	—	—	93	3,117
Residential mortgages:
Closed end	10,633	—	—	(407)	10,226
Revolving home equity	362	—	—	15	377
Consumer and other	15	—	—	(1)	14
	$31,432	$182	$15	$(1,056)	$30,209

Aging of Loans. The following tables present the aging of loans past due and loans on nonaccrual status by class of loans.

	March 31, 2024
	Past Due			Nonaccrual
(in thousands)	30-59 Days	60-89 Days	90 Days or More and Still Accruing	With an Allowance for Credit Loss	With No Allowance for Credit Loss	Total Past Due Loans & Nonaccrual Loans	Current	Total Loans
Commercial and industrial	$292	$—	$—	$—	$—	$292	$123,041	$123,333
Commercial mortgages:
Multifamily	—	—	—	—	—	—	859,271	859,271
Other	—	—	—	—	—	—	823,784	823,784
Owner-occupied	—	—	—	—	—	—	239,220	239,220
Residential mortgages:
Closed end	—	—	—	—	1,172	1,172	1,147,547	1,148,719
Revolving home equity	—	—	—	—	—	—	41,085	41,085
Consumer and other	—	—	—	—	—	—	1,162	1,162
	$292	$—	$—	$—	$1,172	$1,464	$3,235,110	$3,236,574

	December 31, 2023
Commercial and industrial	$73	$—	$—	$722	$—	$795	$115,368	$116,163
Commercial mortgages:				—
Multifamily	—	—	—	—	—	—	857,163	857,163
Other	1,624	—	—	—	—	1,624	827,466	829,090
Owner-occupied	—	—	—	—	—	—	233,461	233,461
Residential mortgages:
Closed end	1,389	—	—	—	331	1,720	1,165,167	1,166,887
Revolving home equity	—	—	—	—	—	—	44,070	44,070
Consumer and other	—	—	—	—	—	—	1,230	1,230
	$3,086	$—	$—	$722	$331	$4,139	$3,243,925	$3,248,064

There were no loans in the process of foreclosure nor did the Bank hold any foreclosed residential real estate property at March 31, 2024 or December 31, 2023.

Accrued interest receivable from loans totaled $10.7 million and $10.4 million at  March 31, 2024 and December 31, 2023, respectively, and is included in the line item “Other assets” on the consolidated balance sheets.

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

The Bank's loan risk rating and review policy establishes requirements for the annual review of commercial real estate and commercial and industrial loans. The requirements include details of the scope of coverage and selection process based on loan-type and risk rating. The Bank reviews at least 80% of its commercial real estate loan portfolio on an annual basis and uses a third-party review firm as part of its credit quality monitoring program. Lines of credit are also reviewed annually at each proposed reaffirmation. The frequency of the review of other loans is determined by minimum principal balance thresholds and the Bank’s ongoing assessments of the borrower’s condition.

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

	March 31, 2024
	Term Loans by Origination Year						Revolving
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans (1)	Total
Commercial and industrial:
Risk rating:
Pass	$29,669	$26,644	$19,708	$22,505	$6,466	$5,236	$10,596	$120,824
Watch	—	—	—	2,509	—	—	—	2,509
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$29,669	$26,644	$19,708	$25,014	$6,466	$5,236	$10,596	$123,333

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$(664)	$(664)
Current-period recoveries	—	—	—	—	—	—	7	7
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$(657)	$(657)

Commercial mortgages – multifamily:
Risk rating:
Pass	$11,371	$41,911	$190,637	$175,890	$37,107	$400,448	$125	$857,489
Watch	—	—	—	—	—	1,782	—	1,782
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$11,371	$41,911	$190,637	$175,890	$37,107	$402,230	$125	$859,271

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – other:
Risk rating:
Pass	$6,489	$71,982	$195,100	$217,435	$96,498	$214,930	$22	$802,456
Watch	—	—	—	—	—	14,664	—	14,664
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,664	—	6,664
Doubtful	—	—	—	—	—	—	—	—
	$6,489	$71,982	$195,100	$217,435	$96,498	$236,258	$22	$823,784

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial mortgages – owner-occupied:
Risk rating:
Pass	$8,180	$22,351	$53,222	$52,580	$23,490	$71,887	$2,214	$233,924
Watch	—	269	—	5,027	—	—	—	5,296
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$8,180	$22,620	$53,222	$57,607	$23,490	$71,887	$2,214	$239,220

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024
	Term Loans by Origination Year						Revolving
(in thousands)	2024	2023	2022	2021	2020	Prior	Loans (1)	Total
Residential mortgages (2):
Risk rating:
Pass	$—	$27,539	$193,665	$161,312	$33,736	$734,874	$41,085	$1,192,211
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,172	—	1,172
Doubtful	—	—	—	—	—	—	—	—
	$—	$27,539	$193,665	$161,312	$33,736	$736,046	$41,085	$1,193,383

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other:
Risk rating:
Pass	$—	$43	$205	$—	$—	$100	$780	$1,128
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—	34	34
	$—	$43	$205	$—	$—	$100	$814	$1,162

Current-period gross chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current-period net chargeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans	$55,709	$190,739	$652,537	$637,258	$197,297	$1,451,757	$54,856	$3,240,153
Total net chargeoffs	$—	$—	$—	$—	$—	$—	$(657)	$(657)

(1)	Includes revolving lines converted to term of $3.1 million of commercial and industrial, $1.0 million of owner-occupied commercial mortgage and $6.2 million of residential home equity.
(2)

Certain fixed rate residential mortgage loans are included in a fair value hedging relationship. The amortized cost excludes a contra asset of $3.6 million related to basis adjustments for loans in the closed portfolio under the portfolio layer method at March 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See "Note 7 - Derivatives" for more information on the fair value hedge.

5 - STOCK-BASED COMPENSATION

The following table presents a summary of restricted stock units (“RSUs”) outstanding at March 31, 2024 and changes during the three month period then ended.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	RSUs	Fair Value	Term (yrs.)	(in thousands)
Outstanding at January 1, 2024	213,879	$16.04
Granted	185,911	10.86
Converted	(45,720)	15.78
Forfeited	(3,144)	11.77
Outstanding at March 31, 2024	350,926	$13.37	1.45	$3,892

As of March 31, 2024, there was $3.2 million of unrecognized compensation cost related to non-vested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2024:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$138,601	$—	$138,429	$172
Pass-through mortgage securities	133,688	—	133,688	—
Collateralized mortgage obligations	173,326	—	173,326	—
SBA agency obligations	121,184	—	121,184	—
Corporate bonds	110,313	—	110,313	—
	677,112	—	676,940	172
Derivative - interest rate swaps	3,591	—	3,591	—
	$680,703	$—	$680,531	$172
December 31, 2023:
Financial Assets:
Available-for-Sale Securities:
State and municipals	$143,621	$—	$143,429	$192
Pass-through mortgage securities	138,603	—	138,603	—
Collateralized mortgage obligations	182,262	—	182,262	—
SBA agency obligations	125,476	—	125,476	—
Corporate bonds	105,915	—	105,915	—
	695,877	—	695,685	192
Derivative - interest rate swaps	582	—	582	—
	$696,459	$—	$696,267	$192

State and municipal AFS securities measured using Level 3 inputs. The Bank held three non-rated bond anticipation notes with a book value of $172,000 at March 31, 2024. These bonds have a one year maturity and are issued by local municipalities that are customers of the Bank. Due to the short duration of the bonds, book value approximates fair value at March 31, 2024.

Land and Buildings. Premises and facilities held-for-sale of $383,000 at March 31, 2024 and December 31, 2023 are reported in the line item “Other assets” in the consolidated balance sheets and are measured at lower of cost or fair value on a nonrecurring basis.

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

	Level of	March 31, 2024		December 31, 2023
	Fair Value	Carrying		Carrying
(in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$106,878	$106,878	$60,887	$60,887
Loans, net (1)	Level 3	3,208,239	2,917,912	3,219,072	2,945,864
Restricted stock	n/a	31,344	n/a	32,659	n/a

Financial Liabilities:
Checking deposits	Level 1	1,102,284	1,102,284	1,133,184	1,133,184
Savings, NOW and money market deposits	Level 1	1,564,153	1,564,153	1,546,369	1,546,369
Time deposits	Level 2	660,070	655,207	591,433	586,856
Overnight advances	Level 1	—	—	70,000	70,000
Other borrowings	Level 2	515,000	513,285	472,500	471,276

(1)	The decrease in fair value of net loans is mainly due to an increase in interest rates.

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

Fair Value Hedge. On March 16, 2023, the Bank entered into a three year interest rate swap with a notional amount totaling $300 million which was designated as a fair value hedge of certain fixed rate residential mortgages. The Bank pays a fixed rate of 3.82% and receives a floating rate based on the secured overnight financing rate (“SOFR”) for the life of the agreement without an exchange of the underlying notional amount. The hedge was determined to be effective during the quarter ended  March 31, 2024 and the Corporation expects the hedge to remain effective during the remaining term of the swap. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest income.

The following table summarizes information about the interest rate swap designated as a fair value hedge.

March 31, 2024
Notional amount	$300 million
Fixed pay rate	3.82%
Overnight SOFR receive rate	5.34%
Maturity	1.96 years

The following table presents the amount recorded on the balance sheet related to cumulative basis adjustments for the fair value hedge as of the periods indicated.

	March 31,	December 31,
(in thousands)	2024	2023
Loans - Residential Mortgages:
Carrying amount of the hedged asset (1)	$459,008	$465,495
Fair value hedging adjustment included in the carrying amount of the hedged asset	(3,579)	(506)

(1)

This amount represents the amortized cost basis of the closed loan portfolio used to designate the hedging relationship in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At March 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $462.6 million. The cumulative basis adjustment associated with this hedging relationship was $3.6 million and the amount of the designated hedged item was $3.6 million.

During the first quarter of 2024, the Bank recorded a $1.0 million credit from the swap transaction as a component of interest income in the consolidated statements of income.

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

Overview

Net income and diluted earnings per share for the quarter ended March 31, 2024 were $4.4 million and $0.20, respectively, compared to $6.5 million and $0.29, respectively, for the comparable quarter in 2023. The principal drivers of the lower earnings were declines in net interest income of $5.5 million and the provision for credit losses of $1.1 million. These items were partially offset by a loss on the sales of securities of $3.5 million in the first quarter of 2023. The decline in net interest income primarily resulted from the current rate environment’s impact on the Bank’s liability sensitive balance sheet. The quarter produced a return on average assets ("ROA") of 0.42%, return on average equity ("ROE") of 4.72%, net interest margin of 1.79%, and an efficiency ratio of 76.48%.

Net interest income declined when comparing the first quarters of 2024 and 2023 due to an increase in interest expense of $11.0 million that was partially offset by a $5.5 million increase in interest income. The cost of interest-bearing liabilities increased 151 basis points ("bps") while the yield on interest-earning assets increased 52 bps when comparing the two quarters. Also contributing to the decline in net interest income was a shift in the mix of funding as average noninterest-bearing deposits decreased $155.4 million while average interest-bearing liabilities increased $137.3 million.

Noninterest income, excluding the loss on the sales of securities, increased $272,000 when comparing the first quarters of 2024 and 2023. Recurring components of noninterest income including bank-owned life insurance (“BOLI”) and service charges on deposit accounts had increases of 7.7% and 11.8%, respectively. Other noninterest income increased 12.7% and included increases of $106,000 in real estate tax refunds and $52,000 in merchant card services.

Noninterest expense declined $365,000 for the first quarter of 2024, as compared to the first quarter of 2023. Reductions in legal fees of $233,000, occupancy and equipment expense of $111,000 and director fees of $82,000 primarily drove the decline. These items were partially offset by an increase of $209,000 in salaries and employee benefits due to higher incentive compensation and group health costs in the current quarter.

The Bank did not record a provision for credit losses in first quarter of 2024. In the first quarter of 2023, the Bank recorded a reversal of $1.1 million from the ACL. Changes in the ACL in 2024 were driven largely by net chargeoffs of $657,000. The Bank’s ACL to total loans (reserve coverage ratio) at March 31, 2024, was 0.88% of total loans as compared to 0.89% of total loans at December 31, 2023. Past due loans and nonaccrual loans were modest at $292,000 and $1.2 million, respectively, at March 31, 2024. Overall credit quality in the loan and investment portfolios remains strong.

Income tax expense decreased $357,000 and the effective tax rate (income tax expense as a percentage of pre-tax book income) declined from 9.1% in the first quarter of 2023 to 6.2% in the current quarter. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

Liquidity. Total average deposits declined by $162.6 million comparing the first quarters of 2024 to 2023, reflecting industry trends. At March 31, 2024, overnight advances were down $70 million from year-end 2023. Other borrowings increased $42.5 million in the quarter to $515.0 million at March 31, 2024.

The Bank had $1.1 billion in collateralized borrowing lines with the Federal Home Loan Bank ("FHLB") of New York and the Federal Reserve Bank ("FRB") at March 31, 2024, as well as a $20 million unsecured line of credit with a correspondent bank. We also had $375 million in unencumbered cash and securities. In total, we had approximately $1.5 billion of available liquidity at March 31, 2024.

Capital. The Corporation’s capital position remains strong with a Leverage Ratio of approximately 10.0% at March 31, 2024. Book value per share was $16.78 at March 31, 2024, versus $16.83 at December 31, 2023. The accumulated OCI component of stockholders’ equity is mainly comprised of a net unrealized loss in the AFS securities portfolio due to higher market interest rates. We repurchased 167,526 shares in the first quarter of 2024 at a cost of $2.0 million and the Bank declared its quarterly cash dividend of $0.21 per share. The Board and management continue to evaluate both capital management tools to provide the best opportunity to maximize shareholder value.

Looking Forward. Historically, the Bank experiences seasonal deposit outflows at year-end and deposits generally build throughout the year.  While average deposits declined approximately $100 million during the first quarter, at March 31, 2024, total deposits were $55.5 million higher than at December 31, 2023. During the first quarter the Bank repriced $62.5 million of wholesale funding with a weighted average cost of 1.36% to current market rates with a weighted average cost of 4.78%. The first quarter 2024 repricing of wholesale funding represented the final tranches of wholesale funding with a significant increase in interest costs. Retail certificates of deposit have largely repriced to market although the 2024 tranches in April and May have a weighted average cost of approximately 4% and will likely reprice higher during the second quarter of 2024.

The combination of deposit stabilization since year-end 2023’s seasonal outflows and wholesale funding and retail certificates of deposit largely repriced to market rates should stabilize our margin in the coming quarter.  Improvement in the margin in second half of 2024 is dependent on an improving yield curve.

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

	Three Months Ended March 31,
	2024			2023
	Average	Interest/	Average	Average	Interest/	Average
(dollars in thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Assets:
Interest-earning bank balances	$55,117	$751	5.48%	$49,156	$547	4.51%
Investment securities:
Taxable	638,857	6,242	3.91	467,444	3,122	2.67
Nontaxable (1)	153,417	1,215	3.17	303,273	2,462	3.25
Loans (1)	3,243,445	33,543	4.14	3,287,664	30,407	3.70
Total interest-earning assets	4,090,836	41,751	4.08	4,107,537	36,538	3.56
Allowance for credit losses	(28,947)			(31,424)
Net interest-earning assets	4,061,889			4,076,113
Cash and due from banks	31,703			31,015
Premises and equipment, net	31,257			31,782
Other assets	120,884			115,173
	$4,245,733			$4,254,083
Liabilities and Stockholders' Equity:
Savings, NOW & money market deposits	$1,534,081	10,083	2.64	$1,677,634	5,775	1.40
Time deposits	643,854	6,977	4.36	507,475	3,069	2.45
Total interest-bearing deposits	2,177,935	17,060	3.15	2,185,109	8,844	1.64
Overnight advances	18,846	263	5.61	8,811	108	4.97
Other borrowings	504,258	6,012	4.80	369,867	3,433	3.76
Total interest-bearing liabilities	2,701,039	23,335	3.47	2,563,787	12,385	1.96
Checking deposits	1,126,593			1,281,991
Other liabilities	40,014			37,692
	3,867,646			3,883,470
Stockholders' equity	378,087			370,613
	$4,245,733			$4,254,083

Net interest income (1)		$18,416			$24,153
Net interest spread (1)			0.61%			1.60%
Net interest margin (1)			1.79%			2.34%

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

	Three Months Ended March 31,
	2024 Versus 2023
	Increase (decrease) due to changes in:
			Net
(in thousands)	Volume	Rate	Change
Interest Income:
Interest-earning bank balances	$75	$129	$204
Investment securities:
Taxable	1,376	1,744	3,120
Nontaxable	(1,190)	(57)	(1,247)
Loans	(413)	3,549	3,136
Total interest income	(152)	5,365	5,213
Interest Expense:
Savings, NOW & money market deposits	(473)	4,781	4,308
Time deposits	1,015	2,893	3,908
Overnight advances	138	17	155
Other borrowings	1,461	1,118	2,579
Total interest expense	2,141	8,809	10,950
Decrease in net interest income	$(2,293)	$(3,444)	$(5,737)

Net Interest Income

Net interest income on a tax-equivalent basis for the three months ended March 31, 2024 was $18.4 million, a decrease of $5.7 million, or 23.8%, from the same period of 2023. Net interest income declined due to an increase in interest expense of $11.0 million that was partially offset by a $5.5 million increase in interest income. The cost of interest-bearing liabilities increased 151 bps while the yield on interest-earning assets increased 52 bps when comparing the first quarters of 2024 and 2023. Also contributing to the decline in net interest income was a shift in the mix of funding as average noninterest-bearing deposits decreased $155.4 million while average interest-bearing liabilities increased $137.3 million. Net interest margin for the first quarter of 2024 was 1.79% compared to 2.34% for the same period of 2023.

Noninterest Income

Noninterest income includes BOLI, service charges on deposit accounts, gains or losses on sales of securities, and all other items of income, other than interest, resulting from the business activities of the Corporation.

Noninterest income, excluding the loss on sales of securities, increased $272,000 when comparing the first quarter of 2024 and 2023. Recurring components of noninterest income including BOLI and service charges on deposit accounts had increases of 7.7% and 11.8%, respectively. Other noninterest income increased 12.7% and included increases of $106,000 in real estate tax refunds and $52,000 in merchant card services.

Noninterest Expense

Noninterest expense is comprised of salaries and employee benefits, occupancy and equipment expense and other operating expenses incurred in supporting the various business activities of the Corporation.

Noninterest expense declined $365,000, or 2.2%, for the first quarter of 2024, as compared to the first quarter of 2023. Reductions in legal fees of $233,000, occupancy and equipment expense of $111,000 and director fees of $82,000 primarily drove the decline. These items were partially offset by an increase of $209,000 in salaries and employee benefits due to higher incentive compensation and group health costs in the current quarter.

Income Taxes

Income tax expense decreased $357,000 and the effective tax rate declined from 9.1% in the first quarter of 2023 to 6.2% in the current quarter. The decline in the effective tax rate is mainly due to an increase in the percentage of pre-tax income derived from the Bank’s REIT and BOLI. The decrease in income tax expense reflects the lower effective tax rate and a decline in pre-tax income.

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

The Bank’s Allowance for Credit Losses Committee (“ACL Committee”), which is a management committee chaired by the Chief Credit Officer, meets on a quarterly basis and is responsible for determining the ACL after considering the results of credit reviews performed by the Bank’s independent loan review consultants and the Bank’s credit department. In addition, and in consultation with the Bank’s Chief Financial Officer, the ACL Committee is responsible for implementing and maintaining accounting policies and procedures surrounding the calculation of the required allowance. The Loan Committee of the Board reviews and approves the Bank’s loan policy at least once each calendar year. The Bank’s ACL is reviewed and ratified by the Loan Committee on a quarterly basis and is subject to periodic examination by the Office of the Comptroller of the Currency (“OCC”) whose safety and soundness examination includes a determination as to the adequacy of the allowance to absorb current expected credit losses.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Management segregates its loan portfolio into ten distinct pools: (1) commercial and industrial; (2) small business; (3) multifamily; (4) owner-occupied; (5) other commercial real estate; (6) construction and land development; (7) residential mortgage; (8) revolving home equity; (9) consumer; and (10) municipal loans. The vintage method is applied to measure the historical loss component of lifetime credit losses inherent in most of its loan pools. For the revolving home equity and small business pools, the lifetime PD/LGD method is used to measure historical losses.

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Bank’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current conditions and reasonable and supportable forecasts. In doing so, management considers a variety of Q-factors and then subjectively determines the weight to assign to each in estimating losses. The factors include: (1) changes in lending policies and procedures; (2) experience, ability and depth of lending staff; (3) trends in average loan growth and concentrations; (4) changes in the quality of the loan review function; (5) delinquencies; (6) environmental risks; (7) current and forecasted economic conditions as judged by things such as unemployment levels and GDP; (8) changes in the value of underlying collateral as judged by things such as median home prices and forecasted vacancy rates in the Bank’s service area; and (9) direction and magnitude of risks in the portfolio. The Bank’s ACL allocable to its loan pools results primarily from these Q-factor adjustments to historical loss experience with the largest sensitivity of the ACL arising from loan growth, loan concentrations and economic forecasts of unemployment, GDP and vacancies. At March 31, 2024, the ACL was composed approximately 80% of Q-factors and 20% of historical losses. Because of the nature of the Q-factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect lifetime losses in the portfolio.

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

	March 31,	December 31,
(in thousands)	2024	2023
Loans including modifications to borrowers experiencing financial difficulty:
Modified and performing according to their modified terms	$429	$431
Past due 30 through 89 days	292	3,086
Past due 90 days or more and still accruing	—	—
Nonaccrual	1,172	1,053
	1,893	4,570
Other real estate owned	—	—
	$1,893	$4,570

The disclosure of other potential problem loans can be found in “Note 4 – Loans” to the Corporation’s consolidated financial statements of this Form 10-Q.

At March 31, 2024, commercial mortgages comprised $1.9 billion, or 59%, of total loans outstanding, with an average loan size of $2.4 million, a weighted average loan-to-value (“LTV”) of 50.8% and a weighted average debt service coverage ratio (“DSCR”) of 2.03x. Multifamily loans made up 45% of the commercial real estate portfolio, amounting to $859.3 million at March 31, 2024. Multifamily loans had an average loan size of $2.4 million, a weighted average LTV of 51.1%, a weighted average DSCR of 1.86x and 55% were majority rent regulated.

Allowance and Provision for Credit Losses

The ACL is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ACL, and subsequent recoveries, if any, are credited to the ACL.

The ACL decreased $657,000 during the first quarter of 2024, amounting to $28.3 million, or 0.88% of total loans, at March 31, 2024 compared to $29.0 million, or 0.89% of total loans, at December 31, 2023. During the first quarter of 2024, the Bank had loan chargeoffs of $664,000 and recoveries of $7,000. The Bank did not record a provision for credit loss in first quarter of 2024. Increases in Q-factors assessed to multifamily loans were offset by reductions in loan balances, specific reserves and other Q-factors pertaining to home prices and concentrations of credit. During the first quarter of 2023, the Bank had loan chargeoffs of $182,000, recoveries of $15,000 and recorded a reversal of $1.1 million from the ACL. The reversal from the ACL in the 2023 period was mainly due to improvements in historical loss rates and declines in outstanding loans, average growth rates and concentrations of credit, partially offset by deteriorating economic conditions.

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

The amount of future chargeoffs and provisions for credit losses will be affected by economic conditions on Long Island and in the boroughs of NYC. Such conditions could affect the financial strength of the Bank’s borrowers and will affect the value of real estate collateral securing the Bank’s mortgage loans. Loans secured by real estate represent approximately 96% of the Bank’s total loans outstanding at March 31, 2024. The majority of these loans are collateralized by properties located on Long Island and in the boroughs of NYC. While business activity in the New York metropolitan area has improved, inflation, increasing interest rates and government regulation pose economic challenges and may result in higher chargeoffs and provisions.

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

The Corporation’s cash and cash equivalent position at March 31, 2024 was $106.9 million versus $60.9 million at December 31, 2023. The increase occurred primarily because cash provided by sales, paydowns or repayments of securities and loans, deposit inflows, proceeds from borrowings and operations exceeded cash used to repay deposits and borrowings, purchase securities, originate loans and pay cash dividends.

Securities decreased $18.8 million during the first quarter of 2024, from $695.9 million at year-end 2023 to $677.1 million at March 31, 2024. The decrease is primarily attributable to $16.5 million in paydowns and maturities and an increase in the unrealized loss of $1.8 million.

The Bank’s securities portfolio comprised 16% of total assets at March 31, 2024 and had a duration of approximately 3.7 years. Approximately 34% of the portfolio was comprised of floating rate assets, including $121.2 million of SBA agency obligations with a current yield of 6.40% that reprice quarterly based on the prime rate and $110.3 million of floating rate corporate bonds with a current yield of approximately 4.38% that reprice quarterly based on the ten year constant maturity swap rate.

Government agency fixed rate mortgage-backed securities, including collateralized mortgage obligations, were $307.0 million and comprised 45% of the investment portfolio at March 31, 2024. This portfolio had a current yield of 2.65%. The Bank expects approximately $59.0 million of cash inflows from the investment securities portfolio over the next twelve months and will consider reinvesting them in higher yielding agency mortgage securities that provide some lock out protection when rates eventually decline. The remaining 20% of the portfolio is invested in tax exempt municipal bonds that currently yield 3.17% on a tax adjusted basis.

The $3.2 billion loan portfolio was comprised of $1.9 billion of commercial mortgages, $1.2 billion of residential mortgages and $123.3 million of commercial and industrial loans. Approximately $646 million, or 20.0%, will reprice by March 31,2025, of which $300 million is related to the three-year interest rate swap transaction previously discussed. The Bank expects an additional $210 million, or 6%, of the loan portfolio to reprice from approximately 3.48% to 7.18% from March 31,2025 to March 31, 2026 based on current rates. We expect approximately $365 million of cash inflows from the mortgage loan portfolio over the next twelve months.

During the first quarter of 2024, total deposits grew $55.5 million or 1.7%, to $3.3 billion at March 31, 2024. The increase was attributable to growth in savings, NOW and money market deposits of $17.8 million and time deposits of $68.6 million, partially offset by a decline in noninterest-bearing checking deposits of $30.9 million. Noninterest-bearing checking deposits of $1.1 billion represent 33% of total deposits. Brokered time deposits increased $34.1 million during the first quarter of 2024, totaling $210.0 million, or 6.3%, of total deposits. Brokered time deposits have a weighted average cost of 4.99% and an average maturity of approximately six months, of which $85.7 million, or 41%, will mature in the second quarter of 2024 with an average cost of 5.21%. Reciprocal deposits under the Insured Cash Sweep (“ICS”) program were $16.3 million at March 31, 2024.

There were no overnight advances at March 31, 2024, compared to $70 million at year-end 2023. Other borrowings increased $42.5 million, or 9.0%, during the first quarter of 2024, to $515.0 million at March 31, 2024. Maturities of $57.5 million with a weighted average rate of 3.30% were partially offset by new borrowings of $100.0 million with a weighted average rate of 4.72%. Other borrowings at March 31, 2024 had a weighted average cost of 4.85% and an average maturity of 10 months.

Liquidity. The Bank has a board committee approved liquidity policy and liquidity contingency plan, which are intended to ensure that the Bank has sufficient liquidity to meet the ongoing needs of its customers in terms of credit and deposit outflows, take advantage of earnings enhancement opportunities and respond to liquidity stress conditions should they arise.

The Bank has both internal and external sources of liquidity that can be used to fund loan growth and accommodate deposit outflows. The Bank’s primary internal sources of liquidity are maturities and monthly payments from its investment securities and loan portfolios, operations and sales of investment securities designated as AFS. At March 31, 2024, the Bank had approximately $293.0 million of unencumbered AFS securities.

The Bank is a member of the FRB of New York and the FHLB of New York and has a federal funds line with a commercial bank. In addition to customer deposits, the Bank’s primary external sources of liquidity are secured borrowings from the FRB of New York and FHLB of New York. In addition, the Bank can purchase overnight federal funds under its existing line and the Corporation can raise funds through its Dividend Reinvestment and Stock Purchase Plan. However, the Bank’s FRB of New York membership, FHLB of New York membership and federal funds line do not represent legal commitments to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. The Bank’s borrowing capacity may be adjusted by the FRB of New York or the FHLB of New York and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding. Regulatory or strategic changes affecting the access to and availability of funding from the FHLB and FRB could adversely impact the Bank's liquidity.

The Bank had $1.1 billion in collateralized borrowing lines with the FHLB of New York and the FRB of New York at March 31, 2024, as well as a $20 million unsecured line of credit with a correspondent bank. We also had $375.2 million in unencumbered cash and securities. In total, we had approximately $1.5 billion of available liquidity, compared to an aggregate of uninsured and uncollateralized deposits of approximately $1.3 billion. Uninsured and uncollateralized deposits represented 39% of total deposits.

Capital

Stockholders’ equity was $377.1 million at March 31, 2024 versus $380.1 million at December 31, 2023. The decrease was mainly due to an increase in the after-tax loss on the Bank’s AFS investment securities of $1.3 million, cash dividends declared of $4.7 million and common stock repurchases of $2.0 million, partially offset by net income of $4.4 million.

The Corporation’s ROA and ROE for the first quarter of 2024 were 0.42% and 4.72%, respectively, compared to 0.62% and 7.09%, respectively, for the 2023 period. Book value per share was $16.78 at March 31, 2024, compared to $16.83 at year-end 2023. Based on the Corporation’s market value per share at March 31, 2024 of $11.09, the dividend yield is 7.6%.

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

The Corporation’s capital management policy is designed to build and maintain capital levels that exceed regulatory standards and appropriately provide for growth. The Leverage Ratio of the Corporation and the Bank at March 31, 2024 were 9.99% and 9.92%, respectively, and satisfies the well capitalized ratio requirements under the Prompt Corrective Action statutes. The Corporation and the Bank elected the optional five-year transition period provided by the federal banking agencies for recognizing the regulatory capital impact of the implementation of CECL.

The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The stock repurchase program does not obligate the Corporation to purchase shares and there is no guarantee as to the exact number of shares that may be repurchased pursuant to this program, which is subject to market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. During the first quarter of 2024, the Corporation repurchased 167,526 shares of its common stock at a total cost of $2.0 million. The Corporation can repurchase another $13.0 million under Board approved repurchase programs.

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

The information provided in the following table is based on a variety of estimates and assumptions that management believes to be reasonable, the more significant of which are set forth hereinafter. The base case information in the table shows: (1) a calculation of the Corporation’s EVE at March 31, 2024 arrived at by discounting estimated future cash flows at rates that management believes are reflective of current market conditions; and (2) an estimate of net interest income for the year ending March 31,2025 assuming a static balance sheet, the adjustment of repricing balances to current rate levels, and the reinvestment at current rate levels of cash flows from maturing assets and liabilities in a mix of assets and liabilities that is intended to reflect a static balance sheet. In addition, in calculating EVE, cash flows for nonmaturity deposits are assumed to have an overall life of 6.0 years based on the current mix of such deposits and the most recently updated nonmaturity deposit study.

The rate change information in the following table shows estimates of net interest income for the year ending March 31, 2025 and calculations of EVE at March 31, 2024 assuming rate changes of plus and minus 100, 200 and 300 bps. The rate change scenarios were selected based on the relative level of current interest rates and: (1) are assumed to be shock or immediate changes for both EVE and net interest income; (2) occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities; and (3) impact the repricing and reinvestment of all assets and liabilities, except nonmaturity deposits, by the full amount of the rate change. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by assuming that cash flows from maturing assets and liabilities are reinvested in a mix of assets and liabilities that is intended to reflect a static balance sheet. The changes in EVE from the base case have not been tax affected.

	Economic Value of Equity		Net Interest Income for
	at March 31, 2024		Year Ending March 31, 2025
		Percent Change		Percent Change
		From		From
Rate Change Scenario (dollars in thousands)	Amount	Base Case	Amount	Base Case
+ 300 basis point rate shock	$370,086	-25.4%	$68,347	-10.3%
+ 200 basis point rate shock	408,193	-17.8%	70,877	-7.0%
+ 100 basis point rate shock	455,861	-8.2%	73,874	-3.1%
Base case (no rate change)	496,392	—	76,215	—
- 100 basis point rate shock	532,065	7.2%	78,164	2.6%
- 200 basis point rate shock	548,575	10.5%	78,994	3.6%
- 300 basis point rate shock	547,861	10.4%	79,176	3.9%

As shown in the preceding table, assuming a static balance sheet, an immediate increase in interest rates of 100, 200 or 300 bps could negatively impact the Bank’s net interest income for the year ended March 31,2025 because the Bank might need to increase the rates paid on its nonmaturity deposits to remain competitive and any time deposits or borrowings that mature would reprice at a higher interest rate. In addition, the Bank’s securities portfolio, excluding corporate bonds and SBA agency obligations, and a large portion of its loan portfolio do not immediately reprice with changes in market rates. At March 31, 2024, approximately $877 million, or 22.4%, of the Bank's loans and securities reprice or mature within one year. An immediate decrease in interest rates of 100, 200 or 300 bps could positively impact the Bank’s net interest income for the same time period because the Bank would pay less for time deposits or borrowings that mature and reprice at a lower interest rate and would be able to reduce non-maturity deposit rates while the downward repricing of its assets would lag. The positive impact on net interest income of an immediate decrease in interest rates is somewhat constrained because the decrease is assumed to occur uniformly across the inverted yield curve. Changes in management’s estimates as to the rates that will need to be paid on nonmaturity deposits could have a material impact on the net interest income amounts shown for each scenario in the table.

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

Our forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; the effects of the recent turmoil in the banking industry; conditions in the securities markets; fluctuations in the trading price of our common stock; changes in interest rates and the rate of inflation; changes in the shape of the yield curve; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of our loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; our ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. We provide greater detail regarding some of these factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, in Part I under “Item 1A. Our forward-looking statements may also be subject to other risks and uncertainties, including those that we may discuss elsewhere in other documents we file with the Securities and Exchange Commission ("SEC") from time to time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Corporation is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Corporation's financial condition and results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors, in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases. The Corporation has a stock repurchase program under which it is authorized to purchase shares of its common stock from time to time through open market purchases, privately negotiated transactions, or in any other manner that is compliant with applicable securities laws. The details of the Corporation's purchases under the stock repurchase program in the first quarter of 2024 are set forth in the table that follows.

			Total Number of Shares	Maximum Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs (1)
January 2024	—	—	—	$14,964,378
February 2024	167,526	$11.908	167,526	$12,969,406
March 2024	—	—	—	$12,969,406
Total	167,526	$11.908	167,526

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

(c) Securities Trading Plan of Directors and Executive Officers

During the three months ended March 31, 2024, none of the directors or executive officers of the Corporation adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

ITEM 6. EXHIBITS

See Index of Exhibits that follows.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and U.S.C. Section 1350
101

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST OF LONG ISLAND CORPORATION
(Registrant)

Dated: May 9, 2024	By /s/ CHRISTOPHER BECKER
Christopher Becker, President & Chief Executive Officer
(principal executive officer)

By /s/ JANET T. VERNEUILLE
Janet T. Verneuille, Senior Executive Vice President,
Chief Financial Officer & Treasurer
(principal financial officer)